Form 10-K
period 2012-12-31
Federal Home Loan Bank of Boston
filed 2013-03-26
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-51402

FEDERAL HOME LOAN BANK OF BOSTON
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	04-6002575 (I.R.S. Employer Identification Number)
800 Boylston Street Boston, Massachusetts (Address of principal executive offices)	02199 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2013, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 36,858,499 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1.    BUSINESS

General

The Federal Home Loan Bank of Boston is a federally chartered corporation organized by the U.S. Congress (Congress) in 1932 and is a government-sponsored enterprise (GSE). Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston. Our primary regulator is the Federal Housing Finance Agency (the Finance Agency).

We are privately capitalized and our mission is to serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Altogether, there are 12 district Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the United States (the U.S.), each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

We are exempt from ordinary federal, state, and local taxation except for local real-estate tax. In lieu of taxes, we set aside funds at a 10 percent rate on our income for our affordable housing program (AHP). In addition, we paid a 20 percent assessment for the Resolution Funding Corporation (REFCorp) until the obligation was fully satisfied during the second quarter of 2011. For further information on these assessments, see — Assessments.

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have four long-term strategic priorities, which are to:

•	compete effectively in the wholesale funding market and meet our members' needs for funding housing, community development and economic growth;

•	build retained earnings while containing risk so we can provide a stable return on our members' stock investment and repurchase excess stock over time;

•	advocate stakeholder interests in policy matters and effectively respond to pending GSE reform and other legislative and regulatory initiatives; and

•	evolve as a strong and agile organization that responds quickly and effectively to emerging risks and opportunities while upholding our commitment to efficient and effective operations.

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

Our members and housing associates are comprised of institutions located throughout our district. Institutions eligible for membership include thrift institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified community development financial institutions (CDFIs), and insurance companies that are active in housing finance. We are also authorized to lend to housing associates such as state housing-finance agencies located in New England. Members are required to purchase and hold our capital stock as a condition of membership and for advances and certain other activities transacted with us. The par value of our capital stock is $100 per share and is not publicly traded on any stock exchange. The U.S. government does not guarantee either the member's investment in or any dividend on our stock. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may request redemption of their capital stock at par value subject to certain conditions, as discussed further in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.

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

The Finance Agency is financed through assessments on the entities it regulates, which include the FHLBanks, as discussed under Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Finance Agency Expenses. HERA prohibits assessments on the FHLBanks in excess of the costs and expenses related to the FHLBanks.

The Finance Agency has broad supervisory authority over the FHLBanks, including, but not limited to, the power to suspend or remove any entity-affiliated party (including any director, officer, or employee) of an FHLBank who violates certain laws or commits certain other acts; to issue and serve a notice of charges upon an FHLBank or any entity-affiliated party; to obtain a cease and desist order, or a temporary cease and desist order; to stop or prevent any unsafe or unsound practice or violation of law, order, rule, regulation, or condition imposed in writing; to issue civil money penalties against an FHLBank or an entity-affiliated party; to require an FHLBank to maintain capital levels in excess of usual regulatory requirements; to require an FHLBank to take certain actions, or refrain from certain actions, under the prompt corrective action provisions that authorize or require the Finance Agency to take certain supervisory actions, including the appointment of a conservator or receiver for an FHLBank under certain conditions; and to require any one or more of the FHLBanks to repay the primary obligations of another FHLBank on outstanding consolidated obligations (COs).

The Finance Agency conducts an annual on-site examination and other periodic reviews of our operations to assess our safety and soundness as well as our compliance with statutory and regulatory requirements. In addition, we are required to submit information on our financial condition and results of operations each month to the Finance Agency. We are generally prohibited by Finance Agency regulations from disclosing the results of those examinations and reviews. However, we do consider the information we gather from these processes in setting our business objectives and conducting our operations. Information from those examinations and reviews could become publicly available either through the Finance Agency or through the Finance Agency's Office of Inspector General, which can sometimes occur via their reports to Congress.

The Office of Finance

The Federal Home Loan Banks' Office of Finance (the Office of Finance) was established by the Federal Home Loan Bank Board, predecessor of the Finance Board, to facilitate the issuing and servicing of debt in the form of COs of the FHLBanks. COs are issued on a joint basis. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with credit and market data and maintains the FHLBanks' joint relationships with credit-rating agencies. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of the 12 FHLBank presidents, including our president, and five independent directors.

Available Information

Our web site (www.fhlbboston.com) provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) web site, as maintained by the Securities and Exchange Commission (the SEC), containing all reports electronically filed, or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge on our web site as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports and other information regarding our electronic filings (located at http://www.sec.gov). The Bank's and the SEC's web site addresses have been included as inactive textual references only. Information on those web sites is not part of this report.

Employees

As of February 28, 2013, we had 187 full-time employees and one part-time employee.

Membership

Our members are institutions with their principal places of business located in our district. The following table summarizes our membership, by type of institution, as of December 31, 2012, 2011, and 2010.

Membership Summary
Number of Members by Institution Type
	December 31,
	2012	2011	2010
Commercial banks	65	70	70
Credit unions	155	153	148
Insurance companies	27	27	24
Thrift institutions	205	212	217
Total members	452	462	459

The financial services industry continues to undergo a period of rapid change based on economic, regulatory, political, and other factors that had their inception with the financial crisis in 2008. Given these factors, we believe it is reasonably possible that one or more of our largest members, either by outstanding advances or by capital stock investment, could be acquired by or merge with an institution that is ineligible for Bank membership. The loss of significant members could lower overall demand for our products and services and, thereby, adversely impact our performance. See Item 1A — Risk Factors — Business and Reputation Risks — The loss of significant members could result in lower demand for our products and services. For example, Bank of America Rhode Island, N.A. (BANA RI) has notified us of its plans to merge into its parent Bank of America, N.A. (BANA) and is targeting completion of the merger in April 2013. BANA is ineligible for membership, so the expected completion of this merger will result in the loss of our largest member by capital stock, holding $976.1 million, or 26.6 percent of our total capital stock outstanding at December 31, 2012. For a discussion of our expectations of the impact of the loss of this member upon the expected completion of the merger, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.

As of December 31, 2012, 2011, and 2010, approximately 66.6 percent, 68.6 percent, and 72.5 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off, at which time the nonmember borrower's affiliation with us is terminated. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. During the period that the advances remain outstanding, nonmember borrowers, other than housing associates, may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and large credit unions in our district that are eligible to become members. We do not anticipate that a substantial number of additional FDIC-insured institutions will become members. Many other eligible nonmembers, such as insurance companies, smaller credit unions, and CDFIs have thus far elected not to become members.

Economic Conditions

While our membership is limited to institutions with their principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2012 and are expected to impact us in 2013, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Housing and Economic Conditions.

Business Lines

Our business lines include offering credit products, such as advances, access to the Mortgage Partnership Finance® (MPF®) program, deposit and safekeeping services, and access to the AHP. We also maintain a portfolio of investments for liquidity purposes and to supplement earnings.

Advances. We serve as a source of liquidity and make advances to our members and housing associates secured by mortgage loans and other eligible collateral. We offer a wide array of fixed- and variable-rate advances products, with maturities ranging from one day to 20 years or longer. Our array of advances products is intended to provide funding alternatives to members in many interest-rate environments and situations. We had 301 members, 3 housing associates, and 2 nonmember institutions with advances outstanding as of December 31, 2012. We have never experienced a credit loss on an advance.

We establish and maintain either a lien on all financial assets of the member that may be eligible to be pledged as collateral or, for insurance company members in some instances and subject to our receipt of additional safeguards from such a member, a specific lien on assets specifically pledged as collateral to us to secure outstanding advances. We also reserve the right to require either specific listing or delivery of eligible collateral to secure a member's outstanding advances obligations. All advances, at the time of issuance, must be secured by eligible collateral. Eligible collateral for our advances includes fully disbursed whole first-mortgage loans on improved residential real estate; debt instruments issued or guaranteed by the U.S. or any agency thereof; mortgage-backed securities (MBS) issued or guaranteed by the U.S. or any agency thereof; certain private-label MBS representing an interest in whole first-mortgage loans on improved residential real estate; and cash on deposit with us that is specifically pledged to us as collateral. We also accept as collateral secured small-business, small-agri-business, and small-farm loans from member community financial institutions (CFIs). In certain circumstances, we consider accepting other real-estate-related collateral. Such real-estate-related collateral must have a readily ascertainable value, or be reliably discounted to account for liquidation and other risks and able to be liquidated in due course. We must also be able to perfect a security interest in our collateral. In accordance with Finance Agency regulations, we accept home-equity loans, home-equity lines of credit, and first-mortgage loans on commercial real estate as well as other real-estate-related collateral. We apply a collateral discount to all eligible collateral, based on our analysis of the inherent risk factors. We reserve the right, in our sole discretion, to refuse certain collateral or to adjust collateral discounts applied. Qualified loan collateral must not have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable collateral provided that no payment is overdue by more than 45 days. In addition, mortgages and other loans are considered qualified collateral, regardless of delinquency status, to the extent that the mortgages or loans are insured or guaranteed by the U.S. government or any agency thereof. Our collateral policy complies with all applicable regulatory requirements.

All parties that pledge collateral to us are required to execute a representation and warranty document with respect to any mortgage loans and MBS pledged as collateral to us. This document requires the pledging party to certify to knowledge of our anti-predatory lending policy and to their compliance with the policy. In the event that any loan in a collateral pool or asset-backed securities (ABS) that are pledged to us as collateral are (1) found not to comply in all material respects with applicable local, state, and federal laws or (2) not accepted as qualified collateral as defined by us, the pledging party must immediately remove the collateral and replace it with qualified collateral of equivalent value. The pledging party also agrees to indemnify and hold us harmless for any and all claims of any kind relating to the loans and MBS pledged to us as collateral.

Insurance company members may borrow from us pursuant to a structure that uses either our ordinary advance agreements or a funding agreement. From our perspective, advances provided pursuant to funding agreements are treated in the same manner as advances under our ordinary advances agreement. As of December 31, 2012, we had three insurance company members with $1.2 billion of advances outstanding pursuant to funding agreements, of which one is Massachusetts Mutual Life Insurance Company, a top five borrower institution. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances on the table captioned "Top Five Advance- Borrowing Institutions."

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

In addition to making advances to members, we are permitted under the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), to make advances to housing associates that are approved mortgagees under Title II of the National Housing Act. Housing associates must be chartered under law and have succession, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital stock investment requirements; however, they are subject to the same underwriting standards as members, but are more limited in the forms of collateral that they may pledge to secure advances.

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

Our advance products can also help members in their asset-liability management. For example, we offer advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member's interest-rate risk associated with holding long-term, fixed-rate mortgages. As another example, we also offer advances with interest rates that vary based on changes in the yield curve.

Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date or series of dates (see putable and callable advances as described below) or 2) amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal. Repayment terms for such advances are offered up to 20 years or longer. Amortizing advances are also offered with partial principal repayment and a balloon payment at maturity. At December 31, 2012, we held $929.1 million in amortizing advances.

Advances with original fixed maturities of greater than six months may be prepaid at any time, subject to a prepayment fee that makes us financially indifferent. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the member or to the member when such an advance is prepaid, based upon market conditions at the time of prepayment. Generally, advances with original maturities of six months or less may not be prepaid. Adjustable-rate advances are prepayable at rate-reset dates with a fee equal to the present value of a predetermined spread for the remaining life of the advance, or without a fee. The prepayment fee also reflects the value of any embedded options in the advance. The formulas for the calculation of prepayment fees for our advance products are included in the advance application for each product. The formulas are standard for each product and apply to all borrowers.

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

•
Putable advances are intermediate- and long-term advances under which we hold the option to cancel the advance on certain specified dates after an initial lockout period. Putable advances are offered with fixed rates, with an adjustable rate to the first put date, or with a capped floating rate. Borrowers may also choose a structure that will be terminated automatically if the London Interbank Offered Rate (LIBOR) hits or exceeds a predetermined strike rate on specified dates. At December 31, 2012, we held $3.3 billion in outstanding putable advances.

•
Callable advances are fixed-rate, fixed-term structures that include a provision whereby the borrower may prepay the advance prior to maturity on certain specified call dates without a fee. At December 31, 2012, we held $32.5 million in outstanding callable advances.

•
Expander advances are fixed-rate advances that offer the borrower a one-time opportunity to increase the principal amount by 100 percent at the original interest rate. The borrower selects the one-time expansion date and the term to final maturity. At December 31, 2012, we held $30.0 million in outstanding expander advances.

•
Fixed-rate plus cap advances are intermediate- and long-term advances with an interest rate that adjusts periodically based on an embedded interest-rate cap position. The LIBOR-indexed interest rate cap will reduce the advance rate below the initial fixed rate if LIBOR exceeds a predetermined strike rate. At December 31, 2012, we held $10.0 million in this type of advance.

•	Floating-rate advances with embedded caps and/or floors, including the following:

◦
Capped — floating-rate advances that contain an embedded interest-rate cap containing a defined strike rate, above which the advance rate will become fixed. At December 31, 2012, we had no advances of this type outstanding.

◦
Collar — floating-rate advances that limit a floating interest rate to a predetermined range. The advance features a combination of an embedded interest rate cap purchased and an embedded interest-rate floor sold. At December 31, 2012, we held $10.0 million in this type of advance.

◦	Corridor — floating-rate advances that contain a purchased interest-rate cap and a sold interest-rate cap at a higher strike price. At December 31, 2012, we held $10.0 million in this type of advance.

◦
Slider — floating-rate advances with an embedded interest-rate floor containing a defined strike rate, below which the advance rate changes at twice the rate at which its LIBOR index changes (to a minimum rate of zero). At December 31, 2012, we had no advances of this type outstanding.

Advances with embedded options and coupon structures containing derivatives are usually hedged to offset the embedded derivative feature. For additional information, see — Interest-Rate-Exchange Agreements below.

Because advances are a wholesale funding source for our members that must be competitively priced relative to other potential sources of wholesale funds to our members and because they are fully secured and possess very little credit risk, advances are priced at profit margins that are much smaller than those realized by most banking institutions. By regulation, we may not price advances at rates that are less than our cost of funds for the same maturity, inclusive of the cost of hedging any embedded call or put options in the advance.

For a discussion of certain trends relative to demand for our advances, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Decline of Advances Balances.

Targeted Housing and Community Investment Programs. We offer several solutions that are targeted to meet the affordable housing or economic development needs of communities that our members serve. These programs include the AHP, the Equity Builder Program (EBP), community development advances (CDA), and the New England Fund (NEF).

The AHP provides subsidies in the form of direct grants or discounted interest rates on advances (AHP advances) to help fund qualified affordable housing projects that are directly sponsored by members. By regulation, the subsidies are to be targeted to create or preserve affordable rental and homeownership housing serving households with incomes at or below 80 percent of median income. AHP subsidies are awarded to members based on a competitive scoring process. The scoring criteria are established annually by the board of directors based on Finance Agency regulation and in consultation with our Advisory Council. The Advisory Council is an advisory body consisting of residents in our district, appointed by our board of directors, and drawn from community and not-for-profit organizations actively involved in providing or promoting low- and moderate-income housing or community lending. The Advisory Council provides advice on ways we can better carry out our housing-finance and community-lending mission. The AHP's scoring criteria are designed to award funds to proposed projects that best serve the affordable housing needs identified by our board of directors with input from the Advisory Counsel. The AHP funds are financed through assessments on our annual earnings. See — Assessments — AHP Assessment.

The EBP offers members grants to provide households with incomes at or below 80 percent of the area median income with down-payment, closing-cost, homebuyer counseling, and rehabilitation assistance. We currently fund the EBP with 15 percent of our annual AHP assessment, but we have the flexibility to either decrease the funding of the EBP or increase its funding by up to the greater of $4.5 million or 35 percent of our annual AHP assessment.

CDAs are offered at interest rates that are lower than our regular advances programs for the purpose of helping our members fund community development efforts, such as small business, roads and schools, and affordable housing for individuals with incomes at or below defined percentages of median income. The interest rates on CDA are not subsidized and must generally be at or above our cost of funding plus general and administrative expenses.

NEF advances are offered at discounted interest rates and are targeted to support housing and community development initiatives that benefit moderate-income households and neighborhoods. The interest rates on NEF are not subsidized and must generally be at or above our cost of funding plus general and administrative expenses.

Other Banking Activities. We offer standby letters of credit, which are financial instruments issued by us at the request of a member, promising payment to a third party (beneficiary) on behalf of the member. We agree to honor drafts or other payment demands made by the beneficiary in the event the member cannot fulfill its obligations. In guaranteeing the obligations of the member, we assist the member in facilitating its transaction with the beneficiary and receive a fee in return. We evaluate a member for eligibility, collateral requirements, limits on maturity, and other credit standards before entering into any standby letter of credit transactions. Members must fully collateralize the face amount of standby letters of credit to the same extent that they are required to collateralize advances. We may also issue standby letters of credit on behalf of housing associates such as state and local housing agencies. For the years ended December 31, 2012 and 2011, the fee income earned in connection with the issuance of standby letters of credit totaled $2.4 million and $2.9 million, respectively. During those two years, we did not make any payment to any beneficiary to satisfy our obligation for the guarantee.

We enter into standby bond-purchase agreements with state housing-finance agencies (HFAs) whereby we, for a fee, agree to purchase and hold the agency's unremarketed, variable-rate demand bonds until the designated marketing agent remarkets the bonds or the housing agency repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bonds. Each of the outstanding bond-purchase commitments entered into by us expires between one and three years following the start of the commitment. For the years ended December 31, 2012 and 2011, the fee income earned in connection with standby bond-purchase agreements totaled $1.2 million and $3.1 million, respectively.

We also act as a correspondent for deposit, disbursement, funds transfer, and safekeeping services on behalf of and solely at the direction of our members and certain institutions eligible for membership. For each of the years ended December 31, 2012 and 2011, the fee income earned in connection with these correspondent services totaled $1.8 million.

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments — Investments Credit Risk, we maintain a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds, term federal funds, interest-bearing certificates of deposits, and securities purchased under agreements to resell (secured by U.S. Department of the Treasury (U.S. Treasury) securities, Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities).

We also endeavor to enhance interest income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued by U.S. government agencies and instrumentalities, supranational institutions, MBS, and ABS that are issued either by GSE mortgage agencies or by other private-sector entities provided that they carried the highest ratings from a nationally recognized statistical rating organization (NRSRO) as of the date of purchase. Our ABS holdings are limited to securities backed by loans secured by real estate. We have also purchased securities issued by HFAs that have at least the second-highest rating from an NRSRO as of the date of purchase. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money-markets. For a discussion of developments and factors that have impacted and could continue impact the profitability of our investments, particularly our long-term investment portfolio, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

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

The Finance Agency's requirements limit our investment in MBS and ABS to 300 percent of our previous month-end capital on the day we purchase the securities. In addition, we are prohibited from purchasing:

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

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or facilitate Fannie Mae's investment in eligible mortgage loans (referred to as MPF loans) from participating financial institutions. MPF loans are either conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) or government mortgage fixed rate loans that are insured or guaranteed by the Federal Housing Administration (FHA), the U.S. Department of Veterans Affairs (VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) and are secured by one- to four-family residential properties with maturities ranging from five years to 30 years or participations in such mortgage loans (government mortgage loans). For information on trends on the growth of the program in 2012, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

We have offered our members Original MPF, MPF 125, MPF Plus, MPF Government, and MPF Xtra, each being closed-loan products in which we, or Fannie Mae in the case of MPF Xtra, invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The participating financial institution performs all of the traditional retail loan origination functions under these MPF products. We continue to offer Original MPF, MPF Government, and MPF Xtra. We do not currently offer new master commitments under either MPF Plus because no supplemental mortgage guaranty insurance providers have the required NRSRO rating at this time or MPF 125.

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

The Finance Agency's acquired member assets regulation (the AMA regulation) defines the acquisition of acquired member assets as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA regulation's requirements, investments under this program are structured so that the credit risk associated with MPF loans is shared with participating financial institutions.

The MPF program is designed to allocate the risks of MPF loans between the FHLBanks that participate in the MPF program (including the Bank, the MPF Banks) and participating financial institutions and to take advantage of their respective strengths. Participating financial institutions have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing participating financial institutions to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF program gives control of those functions that most impact credit quality to participating financial institutions. The MPF Banks are responsible for managing the interest-rate, prepayment, and liquidity risks associated with the MPF loans in which they invest.

For conventional mortgage loan products (MPF loan products other than government mortgage loans and MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The participating financial institution's credit enhancement covers losses for MPF loans under a master commitment in excess of the MPF Bank's first loss account. Participating financial institutions are paid a credit-enhancement fee for providing credit enhancement and in some instances all or a portion of the credit-enhancement fee may be adjusted based upon the performance of loans purchased by the MPF Bank. See — MPF Credit Enhancement Structure, below, for a detailed discussion of the credit-enhancement and risk-sharing arrangements for the MPF program.

We also offer the MPF Xtra product, which provides our participating financial institutions with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Loans sold under MPF Xtra are first sold to the MPF Provider which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on our balance sheet and the related credit and market risks are transferred to Fannie Mae. Unlike some other MPF products, under the MPF Xtra product, participating financial institutions do not provide any credit enhancement and do not receive credit-enhancement fees because the credit risk of such loans is transferred to Fannie Mae. The MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the participating financial institutions, and the MPF Provider pays us a counterparty fee for the costs and expenses of marketing activities for these loans. We indemnify the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the participating financial institution regarding the sold loans. We may, in turn, seek reimbursement from the related participating financial institution in any such circumstance, however, the value of such a reimbursement right could be limited in the event of the related participating financial institution member's insolvency. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk for additional discussion of such credit risk.

MPF Provider

The MPF Provider establishes general eligibility standards under which an MPF Bank member may become a participating financial institution, the structure of MPF loan products, and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian.

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

The MPF Provider publishes and maintains the MPF Origination Guide, MPF Servicing Guide, and MPF Underwriting Guide (together, the MPF guides), which detail the requirements participating financial institutions must follow in originating, underwriting, or selling and servicing MPF loans. The MPF Provider also maintains the infrastructure through which MPF Banks may purchase MPF loans through their participating financial institutions. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® web site. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.

MPF Product Pricing and Volume

The MPF Provider establishes the suggested prices using a method set by the MPF program governance committee, of which we are a voting member. We have the right and the ability to adjust the suggested base prices on a daily basis to effectively adjust the level of interest in our program as well as our profitability in these investments. Alternatively, we have the right to turn off our master commitments at any time for such duration as we select if we should determine to constrain volume.

Participating Financial Institution Eligibility

Members and eligible housing associates may apply to become a participating financial institution of their respective MPF Bank. If a member is an affiliate of a holding company, which has another affiliate that is an active participating financial institution, the member is only eligible to become a participating financial institution if it is a member of the same MPF Bank as the existing participating financial institution. The MPF Bank reviews the general eligibility of the member, its servicing qualifications, and ability to supply documents, data, and reports required to be delivered by participating financial institutions under the MPF program. The member and its MPF Bank sign an agreement that provides the terms and conditions for the sale of MPF loans, including required credit enhancement based on the individual risk characteristics of an MPF loan, and establishes the terms and conditions for servicing MPF loans. All of the participating financial institution's obligations under the applicable agreement are secured in the same manner as the other obligations of the participating financial institution under its regular advances agreement with the MPF Bank. The MPF Bank has the right to request additional collateral to secure the participating financial institution's obligations.

Mortgage Standards

Mortgage loans delivered under the MPF program generally must meet the underwriting and eligibility requirements in the MPF guides, although participating financial institutions are eligible to apply for exemptions from complying with specified provisions of the MPF guides or other program requirements. Participating financial institutions may use an approved automated underwriting system or underwrite MPF loans manually. The current underwriting and eligibility guidelines under the MPF guides with respect to MPF loans are broadly summarized as follows:

•
Mortgage characteristics. MPF loans must be qualifying five-year to 30-year fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one- to four-unit single-family residential properties, and single-unit second homes. Conforming loan size is established annually as required by Finance Agency regulations. Condominium, planned unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower). Loans secured by manufactured homes are subject to additional restrictions as set forth in the MPF guides.

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

Participating financial institutions are required to comply with the MPF program policies contained in the MPF guides which include anti-predatory lending policies, eligibility requirements for participating financial institutions such as insurance, and annual certification, loan documentation, and custodian requirements. The MPF guides also detail the participating financial institution's servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

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

MPF Loan Delivery Process

To deliver mortgage loans under the MPF program, the participating financial institution and MPF Bank enter into a best efforts master commitment (master commitment), which provides the terms under which the participating financial institution will deliver mortgage loans to an MPF Bank, or the MPF Provider for concurrent transfer to Fannie Mae in the case of MPF Xtra, including the MPF product under which loans are to be sold by the participating financial institution, whether conventional or government mortgage loans are to be delivered, a maximum total loan delivery amount, maximum credit enhancement, if applicable, and expiration date. For MPF Xtra, we assign each master commitment entered into with our participating financial institutions to the MPF Provider. Participating financial institutions may then request to enter into one or more either mandatory or best effort purchase commitments (each, a delivery commitment), which is a commitment of the participating financial institution to sell or originate eligible mortgage loans. Each MPF loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the delivery commitment or it will be rejected as ineligible by the MPF Provider. Each MPF loan under a delivery commitment is linked to a master commitment so that the cumulative credit-enhancement level can be determined for each master commitment.

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

The MPF Provider conducts an initial quality assurance review of a selected sample of MPF loans from each participating financial institution's initial MPF loan delivery. The MPF Provider also performs periodic reviews of a sample of MPF loans to determine compliance with the MPF program requirements at the time of acquisition. Any exception that indicates a negative trend is discussed with the participating financial institution and can result in the suspension or termination of a participating financial institution's ability to deliver new MPF loans if the concern is not adequately addressed.

Reasons for which a participating financial institution could be required to repurchase an MPF loan include, but are not limited to, early prepayment due to refinancing, MPF loan ineligibility, breach of representation or warranty under the applicable agreement or the MPF guides, failure to deliver the required MPF loan documents to an approved custodian, servicing breach, or fraud.

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

MPF Products

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We have offered five MPF loan products from which participating financial institutions may have chosen. These products include Original MPF, MPF Government, MPF 125, MPF Plus, and MPF Xtra. Currently only Original MPF, MPF Government, and MPF Xtra are being offered. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit enhancement and the types of credit-enhancement fees (performance-based, fixed amount, or none). There is no first loss account, credit enhancement, or credit-enhancement fees for MPF Xtra because the credit risk for such loans is transferred to Fannie Mae. The following table provides a comparison of the MPF products.

MPF Product Comparison Chart

Product Name	Bank's First Loss Account Size	Participating Financial Institution Credit-Enhancement Description	Credit-Enhancement Fee Paid to the Member	Credit-Enhancement Fee Offset(1)	Servicing Fee to Servicer
Original MPF	3 to 6 basis points added each year	Equivalent to double-A	7 to 11 basis points per year paid monthly	No	25 basis points per year
MPF Government	N/A	N/A Unreimbursed servicing expenses	N/A(2)	N/A	44 basis points per year(2)
MPF 125 (3)	100 basis points fixed based on the size of loan pool at closing	After first-loss account, up to double-A	7 to 10 basis points per year paid monthly; performance- based	Yes	25 basis points per year
MPF Plus (4)	An agreed upon amount no less than expected losses	0 to 20 basis points, after first-loss account and supplemental mortgage insurance, up to double-A	7 basis points/year fixed plus 6 to 7 basis points per year performance- based (delayed for 1 year) all fees paid monthly	Yes	25 basis points per year
MPF Xtra	N/A	N/A	None	N/A	25 basis points per year
_______________________

(1)	Future payouts of performance-based credit-enhancement fees are reduced when losses are allocated to the first loss account.

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

(3)	We do not currently offer new master commitments to our members under MPF 125.

(4)	Currently, no supplemental mortgage guaranty insurance provider has the required NRSRO rating and so we do not offer new master commitments to our members under MPF Plus at this time.

For further information on the downgrades of mortgage insurance providers and their impact on our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk — Mortgage Insurance Companies.

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

•
each receives its pro rata share of principal and interest payments and is responsible for credit-enhancement fees based upon its participation percentage for each MPF loan under the related delivery commitment;

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

MPF Loan Participations with the FHLBank of Chicago

On July 31, 2010, we entered into a participation facility with the FHLBank of Chicago pursuant to which we may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago. This facility was originally set to expire on July 30, 2011, however, we have since extended the expiry date of this facility to June 30, 2014. We may determine with the FHLBank of Chicago to further extend this date. The MPF loans that the FHLBank of Chicago may purchase in which we participate under this facility are limited to those originated pursuant to the MPF Original, MPF Government, and MPF 125 products. We generally consider these purchases of participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits us to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to our investments in mortgage loans throughout this report include the participation interests purchased under this participation facility.

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

If an MPF loan becomes delinquent, the participating financial institution is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. Upon any MPF loan becoming 90 days or more delinquent, the master servicer monitors and reviews the participating financial institution's default management activities for that MPF loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF guides. Upon liquidation of any MPF loan and submission of each realized loss calculation from the participating financial institution, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF guides. The master servicer disallows the reimbursement to the participating financial institution of any servicing advances related to the participating financial institution's failure to perform in accordance with the MPF guides. If there is a loss on a conventional mortgage loan, the loss is allocated to the master commitment and shared in accordance with the risk-sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate-owned property (REO) to the related MPF Bank, or in the case of a participation, to the MPF Banks based upon their respective interests in the MPF loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the participating financial institution.

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

Although participating financial institutions or their subservicers generally service the MPF loans delivered by the participating financial institution, certain participating financial institutions choose to sell the servicing rights on a concurrent basis (servicing-released) or in a bulk transfer to another entity which is permitted with the consent of the MPF Banks involved.

MPF Credit-Enhancement Structure

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

The portion of credit losses that a participating financial institution is potentially obligated to incur is referred to as its credit enhancement. The participating financial institution's credit enhancement represents a direct liability to pay credit losses incurred with respect to a master commitment or the requirement of the participating financial institution to obtain and pay for a supplemental mortgage guaranty insurance policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment. The participating financial institution may procure supplemental mortgage guaranty insurance to cover losses equal to all or a portion of the credit enhancement. Supplemental mortgage guaranty insurance does not cover special hazard losses, which are the direct liability of the participating financial institution or the MPF Bank. The final credit enhancement is determined once the master commitment is closed (that is, when the maximum amount of MPF loans are delivered or the expiration date has occurred). For a description of how each participating financial institution's credit enhancement is determined, see — Setting Credit-Enhancement Levels below.

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

Loss Allocation

Credit losses from conventional mortgage loans that are not absorbed by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between the MPF Bank and participating financial institution as follows:

•	First, to the MPF Bank, up to an agreed-upon amount, called the first loss account determined for the MPF product as follows.

Original MPF. The first loss account starts out at zero on the day the first MPF loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.03 percent to 0.06 percent (three to six basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitment. The first loss account is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the first loss account and be charged in part to the participating financial institution's credit enhancement.

MPF 125. The first loss account is equal to 1.00 percent (100 basis points) of the aggregate principal balance of the MPF loans funded under the master commitment. Once the master commitment is fully funded or expires, the first loss account is expected to cover expected losses on that master commitment, although the MPF Bank may economically recover a portion of losses incurred under the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

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

•
Second, to the participating financial institution under its credit-enhancement obligation, losses for each master commitment in excess of the first loss account, if any, up to the credit enhancement. The credit enhancement may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of the participating financial institution to provide supplemental mortgage guaranty insurance, or a combination of both. For a description of the credit-enhancement calculation, see — Setting Credit-Enhancement Levels below.

•	Third, any remaining unallocated losses are absorbed by the MPF Bank.

With respect to participation interests, MPF loan losses allocable to the MPF Bank are allocated among the participating MPF Banks pro rata based upon their respective participation interests in the related master commitment. For a description of the risk sharing by Participant Banks see — MPF Loan Participations, above.

Setting Credit-Enhancement Levels

Other than for MPF Xtra under which all credit and market risk is transferred to Fannie Mae, Finance Agency regulations require that MPF loans be sufficiently credit enhanced at the time of purchase so that our risk of loss is limited to the losses of an investor in a double-A-rated MBS. In cases where our risk of loss is greater than that of an investor in a double-A rated MBS, we hold additional credit risk-based capital in accordance with Finance Agency regulations based on the putative credit rating of the pool. The MPF Provider analyzes the risk characteristics of each MPF loan (as provided by the participating financial institution) using a recognized, third-party model (which we test and validate) to determine the required credit enhancement for a loan or group of loans to be acquired by an MPF Bank (MPF program methodology). The participating financial institution's credit enhancement is calculated using the MPF program methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a double-A-rated MBS and our initial first loss account exposure (which is zero for the Original MPF product).

For MPF Plus, the participating financial institution is required to provide a supplemental mortgage guaranty insurance policy covering the MPF loans in the master commitment and having a deductible initially equal to the first loss account. Depending upon the amount of the supplemental mortgage guaranty insurance policy (determined in part by the amount of the credit-enhancement fees paid to the participating financial institution), the participating financial institution may or may not have any direct liability on the credit enhancement. Currently, no supplemental mortgage guaranty insurance provider has the required NRSRO rating and so we do not offer new master commitments under MPF Plus at this time.

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

For MPF Plus, the performance-based portion of the credit-enhancement fee is typically 0.06 percent (six basis points) per annum and paid monthly on the aggregate outstanding balance of the MPF loans in the master commitment. The performance-based credit-enhancement fee is reduced by losses charged to the first loss account and is paid one year after accrued, based on monthly outstanding balances. The fixed portion of the credit-enhancement fee is typically 0.07 percent (seven basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF loans in the master commitment. The performance-based credit-enhancement fee is for master commitments without a direct participating financial institution credit enhancement.

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

The table below summarizes the average participating financial institution credit-enhancement fee of all master commitments:

Average Participating Financial Institution Credit-Enhancement Fee as a Percent of Master Commitments
	December 31,
Loan Type	2012	2011
Original MPF	0.10%	0.10%
MPF 125	0.09	0.09
MPF Plus	0.14	0.14
MPF Government (1)	N/A	N/A
MPF Xtra	N/A	N/A
_______________________

(1)
For master commitments issued prior to February 2, 2007, the participating financial institution is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitments. As a percent of all government master commitments, these fees averaged 0.02 percent (two basis points) at both December 31, 2012 and 2011.

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

In addition to the credit risk we have on MPF loans based on the risk of default by the related borrowers, we also have credit risk of loss on MPF loans to the extent such losses are not recoverable from the participating financial institution either directly or indirectly by withholding performance-based credit-enhancement fees, or from a supplemental mortgage guaranty insurer, as applicable. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk.

The risk sharing of credit losses between MPF Banks for participations is based on each MPF Banks' percentage interest in the master commitment, with each MPF Bank assuming its percentage share of such losses. See — MPF Loan Participations, above.

We offer a temporary loan payment modification plan for participating financial institutions permitting a temporary interest-rate reduction under certain circumstances. This modification plan has been extended from its original expiration date of December 31, 2011, to December 31, 2013. This plan pertains to any borrower currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the participating financial institutions must follow to participate in the loan modification program. As of December 31, 2012, we have agreed to the modification of 14 loans, the impact of which is immaterial.

Deposits

We offer interest-bearing demand deposit, overnight deposit, and term deposit programs to our members. We cannot predict the timing and amount of deposits that we receive from members and therefore do not rely on deposits as a funding source for advances, investments, and loan purchases. Proceeds from deposit issuance are generally invested in short-term investments to ensure that we can liquidate deposits on request.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the 12 FHLBanks. COs are not obligations of the U.S. government and the U.S. government does not guarantee them. Moody's Investors Service (Moody's) currently rates COs Aaa/P-1, and S&P currently rates them AA+/A-1+ , after downgrading them from AAA/A+ at the same time that it downgraded the credit rating of the U.S. government to AA+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access and such access has continued to be available notwithstanding the downgrade. For information on the market for COs during the period covered by this report, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

CO Bonds. CO bonds may have maturities of up to 30 years (although there is no statutory or regulatory limit on maturities) and are generally issued to raise intermediate and long-term funds.

CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including LIBOR, the effective federal funds rate, Constant Maturity

Treasury, and others. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which we can redeem bonds prior to maturity.

The effective federal funds rate is based upon transactional data relating to the federal funds sold market. An increase in commercial bank reserves combined with the rate of interest paid on those reserves has contributed to a decline in the volume of transactions in the overnight federal funds market. In the aggregate, the FHLBanks may comprise a significant percentage of the federal funds sold market at any one time, however, each FHLBank, including us, manages its investment portfolio separately.

CO bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. We frequently participate in these issuances. Each FHLBank requests funding through the Office of Finance and the Office of Finance endeavors to issue the requested bonds and allocate proceeds in accordance with each FHLBank's requested funding. In some cases, proceeds from partially fulfilled offerings must be allocated among the requesting FHLBanks in accordance with predefined rules that apply to particular issuance programs. Conversely, under certain programs, proceeds from bond offerings that exceed aggregate FHLBank demand will be allocated to the FHLBanks in accordance with predefined rules that apply to particular issuance programs. The Office of Finance also prorates the amounts of fees paid to dealers in connection with the sale of COs to each FHLBank based upon the percentage of debt issued that is assumed by each FHLBank.

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

The following table illustrates our compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations by Carrying Value
(dollars in thousands)
	December 31,
	2012	2011
Non-pledged asset totals
Cash and due from banks	$240,945	$112,094
Advances	20,789,704	25,194,898
Investments (1)	15,554,057	21,379,548
Mortgage loans, net	3,478,896	3,109,223
Accrued interest receivable	100,404	116,517
Less: pledged assets	(757,422)	(762,575)
Total non-pledged assets	$39,406,584	$49,149,705
Total consolidated obligations	$34,758,896	$44,531,253
Ratio of non-pledged assets to consolidated obligations	1.13	1.10
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

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

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement. Any stock held by a member in excess of its TSIR is considered excess capital stock. At December 31, 2012, members and nonmembers with capital stock outstanding held excess capital stock totaling $2.1 billion, representing approximately 58.1 percent of total capital stock outstanding.

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

Redemption of Excess Stock. Members may submit a written request for redemption of stock held in excess of the owner's total stock-investment requirement (excess stock). The stock subject to the request will be redeemed at par value by us upon expiration of the stock-redemption period, which is five years for Class B stock. Also subject to a stock-redemption period are shares of stock held by a member that (1) gives notice of intent to withdraw from membership or (2) becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At the end of the stock-redemption period, we must comply with the redemption request unless doing so would cause us to fail to comply with our minimum regulatory capital requirements, would cause the member to fail to comply with its TSIR, or would violate any other applicable limitation or prohibition.

Repurchase of Excess Stock. Our capital plan provides us with the authority and discretion to repurchase excess stock from any member at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. Notwithstanding that authority, we continue a moratorium on excess stock repurchases, other than in limited, former member-related instances of insolvency, although on each of March 11, 2013 and March 9, 2012, we conducted partial repurchases of $300.0 million and $250.0 million, respectively, in excess stock. Apart from those partial repurchases, we continue the moratorium on the repurchase of excess stock. Our partial repurchases of excess stock are intended to return some unneeded capital to members while maintaining an amount significantly in excess of minimum regulatory requirements.

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
Mandatorily Redeemable Capital Stock. We reclassify stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a cancellation fee equal to 2 percent of the par amount of the shares of stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled. At December 31, 2012, we had $215.9 million in capital stock subject to mandatory redemption. We are not required to redeem activity-based stock until the later of the stock-redemption period or such time as the related activity no longer requires an associated stock purchase.

Retained Earnings. Our current retained earnings target is $825.0 million, which was selected for the reasons discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Retained Earnings Target and Dividends.

As of December 31, 2012, our retained earnings totaled $587.6 million. Of that amount, $64.4 million are amounts in a restricted retained earnings account, which amounts are not available to pay dividends, as discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. We are required to allocate 20 percent of net income to a separate restricted retained earnings account in accordance with our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks. This requirement took effect upon the satisfaction of the FHLBanks' obligations to REFCorp, as described under — Assessments — REFCorp Assessment. Although these restricted retained earnings are not available to pay dividends, they may be applied to satisfy our internal retained earnings target, which is determined independently of the restricted retained earnings requirement defined under the Joint Capital Agreement.
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

The most common ways in which we use derivatives are to:

•
change the coupon repricing characteristics of assets and liabilities from fixed rate to floating rate, floating rate to fixed rate, or floating to another floating rate, considering interest-rate-risk management and funding needs;

•	hedge the cash flows of assets and liabilities that have embedded options, considering interest-rate-risk management and funding needs; and

•	hedge the mark-to-market sensitivity of existing assets or liabilities or of anticipated transactions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) mandates the issuance of regulations applicable to derivatives, including the over-the-counter derivatives market, which we use to enter into derivatives. Accordingly, regulations issued under the Dodd-Frank Act will have an important impact on our derivatives practices. For example, we expect to be subject to the mandatory clearing of at least some of our derivatives through derivatives clearing organizations that are registered with the U.S. Commodity Futures Trading Commission (the CFTC). Preparing to clear derivatives through derivatives clearing organizations has entailed and is likely to continue to entail incremental costs and operational changes for our derivatives activities. For additional information on the Dodd-Frank Act's possible impacts on our use of derivatives, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Developments under the Dodd-Frank Act Impacting Derivatives Transactions.

Competition

Advances. Demand for our advances is affected by, among other things, the cost of other available sources of liquidity for our members, including deposits, as well as our capital investment and collateral requirements. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment-banking concerns, commercial banks, the Federal Reserve, governmental programs developed in response to economic conditions and, in certain circumstances, other FHLBanks, such as when a bank holding company that is parent to one of our members also has subsidiaries with memberships at other FHLBanks. Smaller members may have access to alternative funding sources, including sales of securities under agreements to repurchase and brokered certificates of deposit, while larger members may also have access to federal funds, negotiable certificates of deposit, bankers' acceptances, and medium-term notes, and may also have independent access to the national and global credit markets.

During 2012 and continuing into 2013, our members continued to experience high levels of deposits, which was the principal factor in the decline in demand for our advances in 2012, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Decline of Advances Balances. Deposits serve as liquidity alternatives to advances, and are the primary funding source for most commercial banks, thrifts, and credit unions. The availability of alternative funding sources to members can significantly influence the demand for advances and can vary as a result of other factors including, among others, market conditions, members' creditworthiness, and availability of collateral. Further, demand for advances can be adversely impacted by certain legislative and regulatory developments. For example, the Consumer Financial Protection Bureau (CFPB) has issued a final rule on qualified mortgages to be effective on January 1, 2014, which rule could lead to further reductions in demand for advances, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — CFPB Final Qualified Mortgage Rule.
Mortgage Loans Held for Portfolio. Our MPF program activities are subject to significant competition in purchasing conventional, conforming fixed-rate mortgage and government-insured and -guaranteed loans. We face competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. Our originating, underwriting and servicing requirements, including related credit-enhancement requirements, can impact the competitiveness of the MPF program. For example, mortgage insurance, when required, must be from a mortgage loan company rated no lower than triple-B whereas other investors in such loans may not have such a constraint. The most direct competition for mortgages comes from other housing GSEs that also purchase conventional, conforming fixed-rate mortgage loans, specifically Fannie Mae and Freddie Mac, as well as Ginnie Mae for loans guaranteed by the FHA or the VA. We expect the competition from Fannie Mae and Freddie Mac to change in 2013 as their guarantee fees are expected to continue to increase, although we do not expect the size of our portfolio to change significantly in 2013, as further discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

Debt Issuance. We compete with corporate, sovereign (including with the U.S. government), and supranational entities for funds raised in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely impacted by regulatory initiatives that discourage investments by certain institutions in unsecured debt with certain volatility or interest-rate-sensitivity characteristics. These factors could adversely impact our ability to effectively complete transactions in the swap market. Because we use interest-rate-exchange agreements to modify the terms of many of our CO bond issues, conditions in the swap market may affect our cost of funds.

In addition, the sale of callable debt and the simultaneous execution of callable interest-rate-exchange agreements that mirror the debt have been important sources of competitive funding for us. As such, the availability of markets for callable debt and interest-rate-exchange agreements could be an important determinant of our relative cost of funds. There has been considerable demand for debt issued by high-credit-quality issuers in the markets for callable debt. There can be no assurance that the current breadth and depth of these markets will be sustained.

Assessments

AHP Assessment. Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. The exclusion of interest expense related to mandatorily redeemable capital stock is based on a Finance Board advisory bulletin. For the year ended December 31, 2012, our AHP assessment was $23.1 million.

If the result of the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The shortfall would be allocated among the FHLBanks based upon the ratio of each FHLBank's income before AHP to the sum of the income before AHP of the 12 FHLBanks combined, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year. Accordingly, the actual amount of each future AHP assessment is dependent upon both our net income before interest expense associated with mandatorily redeemable capital stock and the income of the other FHLBanks; thus future AHP assessments are not determinable.

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

For the year ended December 31, 2009, we experienced a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed per Finance Agency regulations, we elected to allot up to $5.0 million of future periods' required AHP contributions which were awarded during 2010 (referred to as the accelerated AHP). The accelerated AHP allowed us to commit and disburse AHP funds to meet our mission when we would have otherwise been unable to do so. We have since been offsetting the accelerated AHP contribution against required AHP contributions in equal amounts per year over a three-year period, which offsets will be satisfied in 2013.

REFCorp Assessment. We are no longer subject to the REFCorp assessment, which was an obligation to make certain payments to REFCorp in the amount of 20 percent of net earnings after AHP expenses. REFCorp is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of certain insolvent savings and loan institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCorp obligation with their payment based on their results as of June 30, 2011.

ITEM 1A.    RISK FACTORS

The following discussion summarizes some of the most important risks that we face. This discussion is not exhaustive, and there may be other risks that we face, which are not described below. The risks described below, if realized, may result in us being prohibited from paying dividends, and/or repurchasing and redeeming our capital stock and could adversely impact our business operations, financial condition, and future results of operations.

CREDIT RISKS

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Although we only invested in senior tranches with the highest long-term debt rating when purchasing private-label MBS, many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments for a description of our portfolio of investments in these securities.

As described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management.

High rates of delinquency and increasing loss-severity trends experienced on some of the loans underlying the MBS in our portfolio, as well as challenging macroeconomic factors, such as continuing high unemployment levels and the number of troubled residential mortgage loans, have caused us to use relatively stressful assumptions for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $7.2 million for private-label MBS that we determined were other-than-temporarily impaired for the year ended December 31, 2012. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities may be used by us in future other-than-temporary impairment assessments. As a possible outcome, we may recognize additional other-than-temporary impairment charges, which could be substantial. For example, as of December 31, 2012, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing-price forecast that was five percentage points lower than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, we are projected to realize an additional $25.4 million in credit losses.

We have also invested in securities issued by HFAs with an amortized cost of $189.7 million as of December 31, 2012. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although our policies require that HFA securities must carry a credit rating of double-A (or equivalent) or higher as of the date of purchase, some have since been downgraded and, when applicable, some of the related bond insurers have been downgraded. Further, the fair values of some of our HFA securities have also fallen. Gross unrealized losses on these securities totaled $17.9 million at December 31, 2012. Although we have determined that none of these securities is other-than-temporarily impaired at December 31, 2012, should the underlying loans underperform our projections, we could realize credit losses from these securities.

Additional declines in U.S. home prices or in activity in the U.S. housing market or rising delinquency or default rates on mortgage loans could result in credit losses and adversely impact our business operations and/or financial condition.

The deterioration of the U.S. housing market and national decline in home prices, which began in 2006 and remains challenged notwithstanding some recent signs of improvement, could adversely impact the financial condition of a number of our borrowers, particularly those whose businesses are concentrated in the mortgage industry. One or more of our borrowing institutions may default on their obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. In addition, the value of residential mortgage loans pledged to us as collateral may further decrease. If a borrowing institution defaulted, and we were unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses. A default by a borrowing institution lacking sufficient collateral to cover its obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition. Our top five advances borrowing members by par value of outstanding advances to total par value of all our advances outstanding is set forth in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances on the table captioned “Top Five Advance-Borrowing Institutions.”

Also, the deterioration of the U.S. housing market and national decline in home prices could result in further increases in delinquency rates and loss severities on the mortgage loans underlying our investments in MBS, the risks of which are discussed under — We are subject to credit-risk exposures related to the mortgage loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

Further, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Critical Accounting Estimates, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments. Important factors in determining this allowance are the delinquency rates and trends in the delinquency rates on our investments in conventional mortgage loans. If delinquency or default rates rise for these investments or other factors in determining the allowance worsen, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

We have geographic concentrations that could adversely impact our business operations and/or financial condition.

We, by nature of our regulatory charter and our business operations, are exposed to credit risk resultant from limited geographic diversity. Our advances business is generally limited to operations within our district. While we employ conservative credit rating and collateral practices to limit exposure, a decline in our district's economic conditions could create a credit exposure to our members' advances obligations in excess of collateral held.

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

Counterparty credit risk could adversely impact us.

We assume counterparty credit risk through our money-market and derivatives transactions. Our counterparties include major domestic and international financial institutions. Over the course of the past two years we have been reducing or suspending uncommitted trading lines with several counterparties due to the European Union sovereign debt crisis. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreements could have an adverse impact on our financial condition and results of operations.

Investments in mortgage loans via out-of-district MPF participating financial institutions could expose us to unexpected credit risks.

We have entered into a participation facility with the FHLBank of Chicago pursuant to which we may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago from its members. Investments in out-of-district MPF loans pursuant to this facility or otherwise, including through other participation facilities that we may enter into for the purchase of participation interests in MPF loans, could expose us to credit and servicing risks attendant with participating financial institutions with whom we do not engage in the course of our normal member lending operations. For additional information on this participation facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago.

BUSINESS AND REPUTATION RISKS

Sustained low advances balances and/or limited opportunities for loan purchases at our offered pricing could adversely impact results of operations.

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

For example, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Decline of Advances Balances, the outstanding par value of advances declined to $20.3 billion at December 31, 2012, from $55.8 billion at December 31, 2008. Advances at December 31, 2008 were at a historical high due to the extraordinary financial circumstances arising in connection with the liquidity crisis at that time. During 2012 and continuing into 2013, our members continued to experience high levels of deposits, which was the principal factor in the continuing muted demand for advances. Additionally, our membership has experienced only modest growth in demand for their loans. We do not expect advances balances to rise so long as deposit levels at members remain high in the absence of any other changes that would generally cause demand for advances to grow, such as stronger demand for loans. A principal factor in our results of operations is the spread we earn between the amount we charge for advances and our cost of funds multiplied by the average level of advances balances. Accordingly, sustained low advances demand could adversely impact our financial condition and results of operations.

The board of directors' dividend practices could decrease demand for our products that require capital stock purchases and/or result in withdrawals from membership.

Due to our focus on accumulating retained earnings toward our retained earnings target, our board of directors has declared modest dividends each quarter for the past two fiscal years. However, the board did not declare dividends from November 2008 until February 22, 2011, and in declaring a dividend on February 21, 2013, noted that any dividends that are declared in 2013 are likely to be consistent with the level of dividends declared in 2012. This approach of declaring modest dividends is part of our continuing focus on building retained earnings to strengthen our financial condition, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Executive Summary.

The board of directors has established a retained earnings target of $825.0 million, and periodically assesses the adequacy of that target, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Retained Earnings Target and Dividends. Events such as changes in our market-risk profile, credit quality of assets held, and increased volatility of net income effects of the application of certain accounting principles generally accepted in the United States of America (GAAP) could impact our view of the adequacy of our retained earnings. This in turn could require us to increase our retained earnings target and extend the period of declarations of modest (and sometimes elimination of) dividends to achieve the retained earnings target.

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

Since December 8, 2008, we have generally maintained a moratorium on excess stock repurchases due to challenges we continue to face, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary. On each of March 11, 2013 and March 9, 2012, we completed a partial repurchase of excess stock. We otherwise continue a moratorium on the repurchase of excess stock, other than in limited, former member-related instances of insolvency. The limited excess stock repurchases could be an incentive for members to withdraw from membership or limit certain of their business with us to avoid associated stock purchase requirements and a disincentive to prospective members from becoming members, either of which could adversely impact our business operations and financial condition.

The loss of significant members could result in lower demand for our products and services.

At December 31, 2012, our five largest stock-holding members held 48.0 percent of our stock and our two largest stock-holding members had affiliates with memberships in other FHLBanks, allowing their affiliates the flexibility of borrowing from less capital-constrained FHLBanks. The loss of significant members or a significant reduction in the level of business they conduct with us is likely to lower overall demand for our products and services in the future and adversely impact our performance.

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

For example, Bank of America Rhode Island, N.A. has notified us of its plans to merge into its parent Bank of America, N.A. (BANA) and is targeting completion of the merger in April 2013. BANA is ineligible for membership, so the completion of this merger will result in the loss of our largest member by capital stock, holding $976.1 million or 26.6 percent, of our total capital stock outstanding at December 31, 2012. For a discussion of our expectations of the impact of the loss of this member upon completion of the merger, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.

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

For example, the Dodd-Frank Act and regulations issued and to be issued under it have impacted and are likely to continue to impact our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our mission. The Dodd-Frank Act, among other things, (1) creates an interagency oversight council that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates the CFPB. Given this breadth, regulations implementing the Dodd-Frank Act are impacting most financial institutions, including us. However, the impact of regulations yet to be issued cannot be known prior to their finalization. For additional discussion of the Dodd-Frank Act and certain other recent and potential legislative and regulatory developments that could impact us, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

Moreover, Congress, the Obama administration, and various federal agencies have advanced plans to reform the federal support of U.S. housing finance, specifically targeting Fannie Mae and Freddie Mac. These plans could reasonably be expanded to directly impact other GSEs that support the U.S. housing market, including the FHLBanks. Any such reforms that are implemented could adversely impact the profitability of the FHLBanks or limit future growth opportunities. For additional information, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — Housing Finance and Housing GSE Reform.

We cannot predict what additional regulations will be issued or what additional legislation will be enacted, and we cannot predict the effect of any such additional regulations or legislation on our business operations and/or financial condition. We also note that the Finance Agency has communicated its interest in maintaining the FHLBanks' focus on mission-related activities, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition — Investments. Additional changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, limitations on advances made to our members, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, all and any of which could adversely impact our financial condition and results of operations.

Legislative and regulatory changes could also have an indirect, adverse impact on us. For example, the CFPB has issued a final rule on qualified mortgages to be effective on January 1, 2014, which could lead to further reductions in demand for advances, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — CFPB Final Qualified Mortgage Rule.

An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, require us to deliver collateral to certain derivatives counterparties, and/or adversely impact demand for certain of our products.

Certain of the NRSROs have indicated that the credit ratings of the FHLBanks are constrained by the credit ratings of the U.S. federal government. Accordingly, a downgrade of the U.S. federal government's credit rating by such an NRSRO is likely to be followed by a similar downgrade of the FHLBanks. Further downgrades of the U.S. federal government (and, in turn, the FHLBanks) are possible, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or market access. Additionally, further downgrades could trigger obligations to deliver collateral (in some cases, in addition to amounts already delivered, depending on the downgrade) to certain derivatives counterparties to which we are a net obligor, as discussed under Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities and Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk. Further, member and housing associate demand for certain of our products, such as letters of credit and standby bond purchase agreements, is influenced by our credit ratings and this downgrade or further downgrades of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing, or could limit membership growth.

Negative information impacting us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us.

The housing GSEs - Fannie Mae, Freddie Mac, and the FHLBanks - issue highly rated agency debt to fund their operations. From time to time negative announcements by any of the housing GSEs concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk.

One possible source of negative information that could impact us either directly or indirectly could be from reports to Congress from the Finance Agency or its Office of Inspector General. For example, reports to Congress since 2008 from both the Finance Agency and its Office of Inspector General have noted our investments in private-label MBS and the risks resulting from those investments, although we have separately disclosed those investments and related risks.

Any such negative information or other factors could result in the FHLBanks having to pay a higher rate of interest on COs to make them attractive to investors. If we maintain our existing pricing on our advances products and other services notwithstanding increases in CO interest rates the spreads we earn would fall and our results of operations would be adversely impacted. If, in response to this decrease in spreads, we change the pricing of our advances, the advances may be less attractive to members, and the amount of new advances and our outstanding advance balances may decrease. In either case, the increased cost of issuing COs could adversely impact our financial condition and results of operations. Moreover, such negative statements could deter prospective members from becoming members which could adversely impact our financial condition and results of operations.

We could fail to meet our minimum regulatory capital requirements and/or maintain a capital classification of "adequately capitalized," which could result in prohibitions on dividends, excess stock repurchases, capital stock redemptions, and additional regulatory prohibitions.

We are required to satisfy certain minimum regulatory capital requirements, including risk-based capital requirements and certain regulatory capital and leverage ratios, which are described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital, and are subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). Any failure to satisfy these requirements will result in our becoming subject to certain capital restoration requirements and being prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the Finance Agency.

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2012. However, pursuant to the Capital Rule, the Finance Agency has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

We could be subject to enforcement action by the Finance Agency that could result in prohibitions on dividends, excess stock repurchases, and capital stock redemptions and/or adversely impact our results of operations.

The Finance Agency is the FHLBank System's safety and soundness regulator and has broad powers to cause us to take or refrain from taking certain actions including, but not limited to, paying dividends, repurchasing excess stock, redeeming capital stock, increasing or decreasing our total assets, and curtailing our investing activities. As an example of a scenario that could result in enforcement action by the Finance Agency, we face the potential for further losses on our investments in private-label MBS, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Investments in Private-Label MBS. If the Finance Agency determined that we were not making satisfactory progress in improving our financial condition in response to those or other potential losses, the Finance Agency could take enforcement action.

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

We have not required members participating in the MPF program to invest in our capital stock since November 2009. However, maintaining capital adequacy in the future may require us to re-introduce stock-investment requirements for those activities, which may reduce member participation in the MPF program.

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

Additionally, due to our relationship with other FHLBanks, we could be impacted by events other than the default on a CO. Events that impact other FHLBanks such as member failures, capital deficiencies, and other-than-temporary impairment charges may cause the Finance Agency, at its discretion, to require an FHLBank to either provide capital to or purchase assets from another FHLBank. Our financial condition and results of operations could be adversely impacted if we were required to either provide capital or purchase assets.

Loan-modification programs could adversely impact the value of our investments in MBS and mortgage loans.

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs intended to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan-modification programs, as well as future legislative, regulatory or other actions, including, for example, amendments to the bankruptcy laws or the use of eminent domain, in each case resulting in the modification of outstanding mortgage loans via the reduction of interest rates or principal balances of modified mortgage loans, could adversely impact the value of and the returns from our investments in MBS and mortgage loans. For additional information on developments such as these that could impact us, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — Home Affordable Refinance Program, Other Foreclosure Prevention Efforts, and Related Legislation.

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

Required AHP contribution rates could decrease available funds to pay dividends.

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

Like many financial institutions, we realize income primarily from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. However, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Low-Interest Rate Environment, the Federal Reserve has taken and is expected to continue several measures intended to maintain low short-term and longer-term interest rates. These measures as well as other systemic events, such as the European sovereign debt crisis, could result in a prolonged low-interest rate environment. A prolonged low-interest rate environment could adversely impact us in various ways, including through lower market yields on investments and faster prepayments on our investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized.

Changes in interest rates could adversely impact our financial condition and results of operations.

Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low-interest-rate environments thus requiring us to reinvest the proceeds at lower, and possibly negative, spreads, or will remain outstanding at below-market yields when interest rates increase. Moreover, accelerated prepayments in a low-rate environment could result in elevated levels of premium expense recognition due to the fact that the majority of our mortgage assets were purchased at premium prices. In any case, changes in interest rates could adversely impact our financial condition and results of operations.

Legislative or regulatory reforms that impact investors in COs could adversely impact our funding availability and costs.

Legislative and regulatory reforms are proposed from time to time that could impact investors in COs. Any such reforms could adversely impact the size of the investor pool for COs or market interest in COs. As an example, the Financial Stability Oversight Council has proposed certain recommendations for the reform of money-market mutual funds, as described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Developments under the Financial Stability Oversight Council. The SEC has also indicated an interest in the possible reform of these funds. The demand for COs may be impacted by the structural reform ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

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

An example of a factor that could adversely impact our access to the capital markets is housing GSE reform, as discussed under — Business and Reputation Risks — Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing, or could limit membership growth.

OPERATIONAL RISKS

The inability to retain key personnel could adversely impact our operations.

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to retain such personnel is important to our ability to conduct our operations and measure and maintain risk and financial controls. Our ability to retain key personnel could be challenged as the U.S. employment market improves.

We rely heavily upon information systems and other technology and any disruption or failure of such information systems or other technology could adversely impact our reputation, financial condition, and results of operations.

We rely heavily on our information systems and other technology to conduct and manage our business, and so failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and

Results of Operations — Risk Management — Operational Risk. Additionally, most of our information systems have been co-located with a third-party service provider on which we are reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. Further, our AHP and MPF investment activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. This information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

We rely on third parties for certain important services and could be adversely impacted by disruptions in those services.

We rely on third parties to provide certain important services. For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 8.7 percent of our total assets as of December 31, 2012, and 18.7 percent of interest income for the year ended December 31, 2012. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment business could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

As another example, we rely on the Office of Finance for, among other things, the placement of COs, which are our primary source of funds. A disruption in this service would disrupt our access to these funds, as also discussed under — Market and Liquidity Risks — Any inability of the Bank to access the capital markets could adversely impact our business operations, financial condition, and results of operations.

We rely on models for many of our business operations and changes in the assumptions used could have a significant effect on our financial position, results of operations, and assessments of risk exposure.

For example, we use models to assist in our determination of the fair values of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying changes in assumptions are based on our best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions could have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to periodic validation by our staff and by independent parties, rapid changes in market conditions in the interim could impact our financial position. The use of different models and assumptions, as well as changes in market conditions, could significantly impact our financial position and results of operations.

We rely upon derivative instruments to reduce our interest-rate risk; however, we could be unable to enter into effective derivative instruments on acceptable terms.

We use over-the-counter derivative instruments that are entered into with swap dealers to reduce our interest-rate risk. If, due to an absence of creditworthy swap dealers or guarantors, we are unable to manage our hedging positions properly, or we are unable to enter into hedging instruments upon acceptable terms, we could be unable to effectively manage our interest-rate and other risks without altering our business strategies, which could adversely impact our financial condition and results of operations.

One factor that could impact our ability to manage our hedging positions properly or enter into hedging instruments upon acceptable terms is the Dodd-Frank Act, which requires the issuance of various regulations impacting derivatives that will likely, among other things, require us to clear at least some of our derivatives through derivatives clearing organizations that are registered with the CFTC. Such a mandate is intended to reduce counterparty credit risk among derivative market participants by requiring such entities to directly face derivatives clearing organizations, rather than swap dealers, on swap contracts subject to the clearing mandate. However, such cleared derivatives would be intermediated by futures commission merchants responsible for making and receiving payments to and from swap market participants on behalf of the derivatives clearing organization. Accordingly, operational failures or the insolvency of one or more futures commission merchants or derivatives clearing organizations could result in losses to us. Further, we might need, either as an economic or regulatory matter, to structure our derivatives such that they are clearable through a derivatives clearing organization. However, as so structured, such derivatives could then be less effective hedges. For additional information on the Dodd-Frank Act and its potential impact on our derivatives activities, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Developments under the Dodd-Frank Act Impacting Derivatives Transactions.

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

On October 11, 2012, certain defendants filed motions to dismiss the complaint. On January 16, 2013, we filed our responses to those motions. In March 2013, the defendants filed their replies in further support of their motions to dismiss.

The original complaint also named certain individuals due to their association and control over Lehman Brothers Holdings Inc. and its affiliates and subsidiaries and entities controlled by Lehman Brothers Holdings Inc.'s affiliates and subsidiaries. We have since been able to reach a settlement agreement with those defendants in an amount that is not material to our financial statements.

Bank of America Rhode Island, N.A., which is affiliated with Bank of America Corporation but is not a defendant in the complaint, held approximately 26.6 percent of our capital stock as of December 31, 2012. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, held approximately 13.2 percent of our capital stock as of December 31, 2012.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2013, 453 members and three nonmembers held a total of 36.9 million shares of our Class B stock. Our capital plan provides us with the authority to issue Class A capital stock, $100 par value per share (Class A stock). However, we have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2012 and 2011 as set forth in the below table. Dividend rates are quoted in the form of an interest rate, which is then applied to each member's average capital-stock-balance outstanding during the quarter to determine the dollar amount of the dividend that each member will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.
Quarterly Dividends Declared (dollars in thousands)

	2012			2011
Dividends Declared in the Quarter Ending	Average Capital Stock (1)	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1)	Dividend Amount (2)	Annualized Dividend Rate
March 31	$3,597,733	$4,443	0.49%	$3,663,477	$2,770	0.30%
June 30	3,569,114	4,615	0.52	3,663,271	2,800	0.31
September 30	3,413,061	4,413	0.52	3,579,219	2,409	0.27
December 31	3,426,296	4,134	0.48	3,579,242	2,706	0.30
_________________________

(1)	Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)	The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 21, 2013, our board of directors declared a cash dividend that was equivalent to an annual yield of 0.37 percent, the approximate daily average three-month LIBOR for the fourth quarter of 2012 plus five basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2012 totaled $3.4 million and was paid on March 4, 2013. As part of that declaration, the board stated that it anticipates that it will continue to declare modest cash dividends (consistent with cash dividends in 2012) through 2013, although a quarterly loss or a significant adverse event or trend would cause dividends to be suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2012, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2013.

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

On March 22, 2013, our board of directors adopted a resolution that it would not declare dividends in excess of 30 percent of quarterly net income for the quarter on which the dividend is based for the remainder of 2013 without the Finance Agency's nonobjection. Additionally, on April 26, 2012, our board of directors adopted a revision to our retained earnings policy that now provides that when our retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our earnings for the quarter. This revised policy replaced the prior policy that had limited the quarterly dividend payout to 50 percent of our earnings for the quarter in such instances. Our retained earnings target was $875.0 million as of December 31, 2012 compared with $587.6 million in retained earnings at December 31, 2012. The retained earnings target has been subsequently lowered to $825.0 million on February 21, 2013.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2012, we had excess stock outstanding totaling $2.1 billion or 5.3 percent of our total assets.

Should we determine to issue Class A Stock, dividends declared on Class A Stock may differ from dividends declared on Class B Stock but may not exceed dividends declared on Class B Stock.

We have adopted a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus our retained earnings target, an amount equal to $2.5 billion at December 31, 2012. Our permanent capital level was $4.3 billion at December 31, 2012, so we were in excess of this requirement by $1.8 billion on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account. The Joint Capital Agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. This requirement lowers the amount of dividends we can declare until the amount required to be maintained in the restricted account is satisfied. As of December 31, 2012, $64.4 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $373.8 million at that date. For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each of the five years ended December 31, 2012, 2011, 2010, 2009, and 2008, have been derived from our audited financial statements. Financial information is included elsewhere in this report in regard to our financial condition as of December 31, 2012 and 2011, and our results of operations for the years ended December 31, 2012, 2011, and 2010. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)
	December 31,
	2012	2011	2010	2009	2008
Statement of Condition
Total assets	$40,209,017	$49,968,337	$58,647,301	$62,487,000	$80,353,167
Investments(1)	15,554,057	21,379,548	27,134,475	20,947,464	18,864,899
Advances	20,789,704	25,194,898	28,034,949	37,591,461	56,926,267
Mortgage loans held for portfolio, net(2)	3,478,896	3,109,223	3,245,954	3,505,975	4,153,537
Deposits and other borrowings	594,968	654,246	745,521	772,457	611,070
Consolidated obligations:
Bonds	26,119,848	29,879,460	35,102,750	35,409,147	32,254,002
Discount notes	8,639,048	14,651,793	18,524,841	22,277,685	42,472,266
Total consolidated obligations	34,758,896	44,531,253	53,627,591	57,686,832	74,726,268
Mandatorily redeemable capital stock	215,863	227,429	90,077	90,896	93,406
Class B capital stock outstanding-putable(3)	3,455,165	3,625,348	3,664,425	3,643,101	3,584,720
Unrestricted retained earnings	523,203	375,158	249,191	142,606	(19,749)
Restricted retained earnings	64,351	22,939	—	—	—
Total retained earnings (accumulated deficit)	587,554	398,097	249,191	142,606	(19,749)
Accumulated other comprehensive loss	(476,620)	(534,411)	(638,111)	(1,021,649)	(134,746)
Total capital	3,566,099	3,489,034	3,275,505	2,764,058	3,430,225
Results of Operations
Net interest income	$312,448	$305,976	$297,583	$311,714	$332,667
(Reduction of) provision for credit losses	(3,127)	(831)	6,701	1,750	225
Net impairment losses on held-to-maturity securities recognized in earnings	(7,173)	(77,067)	(84,762)	(444,068)	(381,745)
Other (loss) income	(14,935)	23,841	(1,482)	7,421	(10,215)
Other expense	63,283	65,099	59,564	60,068	56,308
AHP and REFCorp assessments (4)	23,122	28,890	38,489	—	—
Net income (loss)	207,062	159,592	106,585	(186,751)	(115,826)
Other Information
Dividends declared	$17,605	$10,686	$—	$—	$129,845
Dividend payout ratio(5)	8.50%	6.70%	N/A	N/A	N/A
Weighted-average dividend rate(6)	0.50	0.30	N/A	N/A	3.86%
Return on average equity(7)	6.03	4.73	3.52%	(6.49)%	(3.17)
Return on average assets	0.45	0.30	0.17	(0.27)	(0.14)
Net interest margin(8)	0.68	0.58	0.47	0.44	0.41
Average equity to average assets	7.39	6.41	4.81	4.09	4.42
Total regulatory capital ratio(9)	10.59	8.51	6.83	6.20	4.55
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $4.4 million, $7.8 million, $8.7 million, $2.1 million, and $350,000 for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)	The FHLBanks satisfied their obligation to REFCorp in the second quarter of 2011, as discussed under Item 1 — Business — Assessments — REFCorp Assessment.

(5)	The dividend payout ratio for 2010, 2009, and 2008 is not meaningful.

(6)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(7)
Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings (accumulated deficit).

(8)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(9)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. We do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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

•	the pace of technological change and our ability to develop and support technology and information systems sufficient to manage the risks of our business effectively;

•	the loss of members through mergers and similar activities;

•	changes in investor demand for COs and/or the terms of interest-rate-exchange-agreements and similar agreements;

•	the timing and volume of market activity;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities, including, but not limited to, private-label MBS;

•
the ability to introduce new (or adequately adapt current) products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•	the availability of derivative instruments of the types and in the quantities needed for risk-management purposes from acceptable counterparties;

•	the realization of losses arising from litigation filed against us or one or more of the other FHLBanks;

•	the realization of losses arising from our joint and several liability on COs;

•	significant business disruptions resulting from natural or other disasters, acts of war, or terrorism; and

•	the effect of new accounting standards, including the development of supporting systems.

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

EXECUTIVE SUMMARY

We were successful in continuing to strengthen our financial condition during the year ended December 31, 2012, recognizing net income of $207.1 million for the year ended December 31, 2012, versus $159.6 million for the same period in 2011. Our net income of $207.1 million for the year ended December 31, 2012 is the highest annual net income we have ever achieved allowing us to set aside our largest AHP contribution of $23.1 million.

Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $7.2 million for the year ended December 31, 2012, with a significant reduction in such credit losses which were $77.1 million for the comparable period of 2011.

Additionally:

•	retained earnings increased from $398.1 million at December 31, 2011, to $587.6 million at December 31, 2012;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $451.0 million at December 31, 2011, to an accumulated other comprehensive loss of $385.2 million at December 31, 2012;

•	we continue to be in compliance with all regulatory capital requirements, as of December 31, 2012;

•	on February 21, 2013, our board of directors declared a cash dividend that was equivalent to an annual yield of 0.37 percent; and

•
on March 11, 2013, we completed our second (since instituting the otherwise continuing moratorium on excess stock repurchase in December 2008), limited repurchase of excess stock in the amount of $300.0 million.

We note that retained earnings now exceed accumulated other comprehensive loss, which we believe is an important milestone. We remain focused on building retained earnings while endeavoring to contain risk so that we can provide a stable return on our capital stock and repurchase excess stock when prudent.

We continue to face certain challenges, the foremost of which arises from the continuing, prolonged low-interest rate environment combined with the decline of our advances balances. We continue to believe that these factors are likely to negatively impact future earnings, absent unpredictable events such as prepayment fee income.

•
Low-Interest-Rate Environment. Since 2008, the Federal Reserve has targeted and maintained a historically low-interest- rate environment for short- and long-term financial instruments, which we expect to continue in 2013 based on the Federal Reserve's policy statements and other political and economic considerations, as discussed under — Housing Market and Economic Conditions. A prolonged low-interest-rate environment continues to adversely impact us in various ways such as through members significantly increasing their reliance on short-term advances that typically have lower market yields for us than longer-term advances; lower market yields on investments (as we continue to experience), including money-market investments in which our capital is deployed; and faster prepayments on our mortgage-related assets, with resultant reinvestment risk. The most recent round of quantitative easing by the Federal Reserve is directed at purchasing agency MBS and long-term U.S. Treasury securities, reducing yields on these securities to levels that are generally not attractive for us as an investor, and as a result, balances in our long-term investment portfolios are not likely to grow significantly in the near term. Accordingly, our net income and, in turn, our financial condition and results of operations, are likely to be adversely impacted by a prolonged low-interest-rate environment.

•
Decline of Advances Balances. The outstanding par balance of advances decreased from $24.6 billion at December 31, 2011 to $20.3 billion at December 31, 2012. Demand for advances continues to be muted, as our members continue to experience high levels of deposits. Generally, deposits serve as liquidity alternatives to advances. Additionally, our membership has experienced only modest growth in demand for their loans. We do not expect advances balances to rise so long as deposit levels at members remain high in the absence of any other changes that would generally cause demand for advances to grow, such as stronger demand for loans. The decline in our advances balances since December 31, 2008, is likely to negatively impact future earnings, particularly given the low-interest-rate environment discussed above because reinvestment opportunities are not as profitable in such an environment.

The trend in advances balances is illustrated by the following graph:

•
Investments in Private-Label MBS. The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.7 billion at December 31, 2012, compared with $6.4 billion at September 30, 2007; however, additional losses from that portfolio are possible. We have determined that 24 of our private-label MBS, representing an aggregated par value of $345.0 million, incurred additional other-than-temporary impairment credit losses of $7.2 million for the year ended December 31, 2012. We continue to update our modeling assumptions to reflect current developments impacting the loan performance of the mortgage loans that back our investments in private-label MBS, particularly Alt-A mortgage loans originated from 2005 to 2007 that comprise a significant portion of the loans backing these securities. Generally, performance trends on this collateral have improved during the year ended December 31, 2012 as economic conditions have improved nationally, leading to lower default and loss rates and higher market prices for securities tied to this type of collateral since December 31, 2011. However, not all areas of the country have participated equally in the housing recovery, with some areas still influenced by such factors as continuing elevated unemployment rates, high levels of foreclosures and troubled real estate loans, and limited refinancing opportunities for many borrowers, especially those whose houses are worth less than the balance of their mortgages.

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

For the year ended December 31, 2012, we recognized $9.3 million in net income resulting from the increased accretable yields of private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies — Investment Securities - Other-than-Temporary Impairment — Interest Income Recognition.

Other significant trends and developments include the following:

•
Strong Net Interest Margin. Despite the historically low-interest-rate environment, we continue to achieve a favorable net interest margin. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the year ended December 31, 2012, was 0.68 percent, a 10 basis point increase from net interest margin for the year ended December 31, 2011. Prepayment-fee income was an important contributor to net interest margin for the year ended December 31, 2012, as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. These prepayment fees represent a substantial contribution to our net income that should not be counted on to recur every year. Further, the increase in net-interest margin was achieved despite the continuing low-interest-rate environment due in part to continued low average funding costs. Demand for COs remained strong and funding costs remained low throughout 2012, a trend we expect to continue in 2013. Other factors behind the improvement in net interest margin include an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected and lower than expected prepayment activity on fixed-rate mortgage-related assets.

Notwithstanding our success in achieving strong net interest margin and strong net interest spread for the year, we expect these measurements to decline in 2013 based on the sustained low-interest-rate environment noted above combined with increasingly limited opportunities to redeem and refinance our debt, while our seasoned investments in mortgage loans (including fixed-rate agency MBS) will continue to amortize.

•
Legislative and Regulatory Developments. We continue to operate in an uncertain legislative and regulatory environment undergoing profound change. These changes are likely to have multiple important impacts on us, as discussed under — Legislative and Regulatory Developments.

HOUSING AND ECONOMIC CONDITIONS

Our results and future prospects have been influenced by both New England and national housing and economic conditions in 2012. In general, New England's economic performance was improved in 2012, with modest job gains and stabilized housing prices and declining foreclosure activity. Nationally, the gross domestic product which measures U.S. productivity, rose 1.9 percent in the first quarter compared to the preceding quarter and 1.3 percent in the second quarter over the first. The economy picked up in the third quarter with 3.1 percent growth. However, inventory accumulation accounted for a significant portion of the growth, which is unsustainable and a negative for future prospects. The second estimate of GDP for the fourth quarter showed that the economy grew 0.1 percent, driven by a sharp reversal in inventory accumulation and federal defense spending. These factors have contributed to the muted demand for our advances balances, a trend we expect to continue in 2013, as more fully discussed under — Executive Summary — Decline of Advances Balances.

The housing market recovery continued to gain strength, as indicated by the S&P Case Shiller Home Price Indices. The 10- and 20-city composites posted respective year-over-year gains of 4.5 percent and 5.5 percent in November 2012, continuing the annual gains experienced since June. Nineteen of the twenty cities surveyed showed positive annual price changes with the exception of New York. The recovery is geographically broad-based, though the growth was more pronounced in the sunbelt and California, while the northeast and industrial midwest are somewhat lagging. Home sales performance has been trending up as well. For example, the seasonally adjusted annualized rate of existing home sales in November 2012 was 5.0 million homes, the highest since November 2009 and the seasonally adjusted annualized rate of new home sales in November 2012 was 393,000 homes, the highest since June 2010.

As discussed under — Executive Summary — Low Interest Rate Environment, we continue to operate in a historically low-interest-rate environment, which we expect to continue to adversely impact our results of operations. We base that expectation principally on the Federal Reserve's Federal Open Market Committee's statement that it anticipates that exceptionally low levels for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5 percent and expectations of inflation remain consistent with a longer-run target of 2 percent. Other factors that could contribute to the sustained, low-interest environment could be an exacerbation of the European sovereign debt crisis, significant cuts to U.S. federal spending and/or rises in taxation rates resulting from efforts to address the national deficit, and/or a downgrade of the U.S. federal government's rating based on the national deficit and related fiscal policy debates.

The following chart demonstrates the persistent low-interest-rate environment.

Key Market Interest Rates

Federal Funds Target
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
4.5
4
3.5
3
2.5
2
1.5
1
0.5
0
Q4 '09
Q1 '10
Q2 '10
Q3 '10
Q4 '10
Q1 '11
Q2 '11
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2012, versus the year ended December 31, 2011

For the years ended December 31, 2012 and 2011, we recognized net income of $207.1 million and $159.6 million, respectively. This $47.5 million increase was primarily driven by a $69.9 million reduction in credit-related other-than-temporary impairment charges on certain private-label MBS, a reduction in net losses on derivatives and hedging activities of $17.4 million, an increase in net interest income of $6.5 million, and a decline in assessments of $5.8 million. Offsetting these increases to net income were a $23.5 million expense on the early retirement of debt in 2012, a decrease in gains on sale of investment securities of $21.3 million, and a decline in the net unrealized gains on trading securities of $11.7 million.

Net Interest Income

Net interest income for the year ended December 31, 2012, increased $6.5 million from $306.0 million in the same period in 2011 to $312.4 million in 2012. This increase was primarily attributable to a $36.3 million increase in prepayment fee income.
The increase was offset by the decline in average earning assets from $52.4 billion for the year ended December 31, 2011, to $46.2 billion for the year ended December 31, 2012. This decline in average earning assets was driven by a $4.8 billion drop in average investments balances and a decrease of $1.6 billion in average advances balances.

Net interest margin for the year ended December 31, 2012, in comparison with the same period in 2011, increased to 68 basis points from 58 basis points, and net interest spread increased to 58 basis points from 51 basis points for the same period in

2011. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities. Contributing to the increase in net interest spread was the fact that the yield on interest-earning assets increased by 12 basis points to 1.58 percent, while the average cost of interest-bearing liabilities increased by five basis points to 1.00 percent. Offsetting the yield increases was the $6.2 billion decrease in average earning assets.

The following tables present major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$23,839,576	$356,408	1.50%	$25,448,499	$356,897	1.40%	$33,162,431	$426,274	1.29%
Securities purchased under agreements to resell	5,522,049	9,383	0.17	2,837,260	3,574	0.13	2,808,630	6,002	0.21
Federal funds sold	1,514,981	2,101	0.14	5,073,751	6,518	0.13	6,331,871	12,210	0.19
Investment securities(1)	11,974,134	225,929	1.89	15,890,188	248,738	1.57	17,383,830	260,002	1.50
Mortgage loans	3,301,652	136,356	4.13	3,150,409	149,260	4.74	3,343,508	166,024	4.97
Other earning assets	1,210	6	0.50	1,388	2	0.14	385	1	0.19
Total interest-earning assets	46,153,602	730,183	1.58%	52,401,495	764,989	1.46%	63,030,655	870,513	1.38%
Other non-interest-earning assets	482,669			500,156			543,093
Fair-value adjustments on investment securities	(121,859)			(308,767)			(618,297)
Total assets	$46,514,412	$730,183	1.57%	$52,592,884	$764,989	1.45%	$62,955,451	$870,513	1.38%
Liabilities and capital
Consolidated obligations
Discount notes	$12,581,614	$11,641	0.09%	$13,352,326	$9,510	0.07%	$20,198,333	$30,325	0.15%
Bonds	28,279,001	404,996	1.43	33,799,256	448,537	1.33	37,662,846	541,896	1.44
Deposits	723,477	60	0.01	775,882	242	0.03	749,664	697	0.09
Mandatorily redeemable capital stock	217,754	1,035	0.48	188,128	721	0.38	88,722	—	—
Other borrowings	1,885	3	0.16	2,402	3	0.12	8,011	12	0.15
Total interest-bearing liabilities	41,803,731	417,735	1.00%	48,117,994	459,013	0.95%	58,707,576	572,930	0.98%
Other non-interest-bearing liabilities	1,274,792			1,102,783			1,217,920
Total capital	3,435,889			3,372,107			3,029,955
Total liabilities and capital	$46,514,412	$417,735	0.90%	$52,592,884	$459,013	0.87%	$62,955,451	$572,930	0.91%
Net interest income		$312,448			$305,976			$297,583
Net interest spread			0.58%			0.51%			0.40%
Net interest margin			0.68%			0.58%			0.47%
_________________________
(1)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the years ended December 31, 2012 and 2011. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Years Ended December 31, 2012 vs. December 31, 2011			For the Years Ended December 31, 2011 vs. December 31, 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(23,293)	$22,804	$(489)	$(105,643)	$36,266	$(69,377)
Securities purchased under agreements to resell	4,244	1,565	5,809	61	(2,489)	(2,428)
Federal funds sold	(4,898)	481	(4,417)	(2,124)	(3,568)	(5,692)
Investment securities	(68,167)	45,358	(22,809)	(23,015)	11,751	(11,264)
Mortgage loans	6,915	(19,819)	(12,904)	(9,343)	(7,421)	(16,764)
Other earning assets	—	4	4	2	(1)	1
Total interest income	(85,199)	50,393	(34,806)	(140,062)	34,538	(105,524)
Interest expense
Consolidated obligations
Discount notes	(575)	2,706	2,131	(8,160)	(12,655)	(20,815)
Bonds	(77,164)	33,623	(43,541)	(53,133)	(40,226)	(93,359)
Deposits	(15)	(167)	(182)	24	(479)	(455)
Mandatorily redeemable capital stock	124	190	314	—	721	721
Other borrowings	(1)	1	—	(7)	(2)	(9)
Total interest expense	(77,631)	36,353	(41,278)	(61,276)	(52,641)	(113,917)
Change in net interest income	$(7,568)	$14,040	$6,472	$(78,786)	$87,179	$8,393

The average balance of total advances decreased $1.6 billion, or 6.3 percent, for the years ended December 31, 2012, compared with the same period in 2011. The trend of muted demand for advances is discussed under — Executive Summary — Decline of Advances Balances. The following table summarizes average balances of advances outstanding during the years ended December 31, 2012, 2011 and 2010, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Fixed-rate advances—par value
Long-term	$9,959,076	$10,833,179	$10,800,850
Short-term	4,385,688	2,289,455	7,111,880
Putable	3,912,714	5,407,518	7,775,062
Amortizing	1,100,731	1,547,601	1,936,839
Overnight	390,225	353,098	384,302
All other fixed-rate advances	55,615	20,765	13,828
	19,804,049	20,451,616	28,022,761

Variable-rate indexed advances—par value
Simple variable	3,350,440	4,359,926	4,381,189
Putable	82,558	—	—
All other variable-rate indexed advances	20,339	19,879	18,148
	3,453,337	4,379,805	4,399,337
Total average par value	23,257,386	24,831,421	32,422,098
Net premiums and (discounts)	20,205	8,598	3,666
Market value of embedded derivatives	362	—	—
Hedging adjustments	561,623	608,480	736,667
Total average balance of advances	$23,839,576	$25,448,499	$33,162,431

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 23.2 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $14.5 billion for the year ended December 31, 2012, representing 60.6 percent of the total average balance of advances outstanding during the year ended December 31, 2012. The average balance of all such advances totaled $15.2 billion for the year ended December 31, 2011, representing 61.0 percent of the total average balance of advances outstanding during the year ended December 31, 2011.

During the years ended December 31, 2012, and 2011, advances totaling $7.0 billion and $1.7 billion were prepaid, respectively. For the years ended December 31, 2012 and 2011, net prepayment fees on advances were $65.8 million and $28.4 million, respectively. For the years ended December 31, 2012, and 2011, prepayment fees on investments were $535,000 and $1.7 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

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

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Year Ended December 31,
	2012		2011		2010
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield

Advances	$290,604	1.22%	$328,467	1.29%	$408,578	1.23%
Investment securities	225,394	1.88	247,086	1.55	259,828	1.49
Total interest-earning assets	663,844	1.44	734,907	1.40	852,643	1.35

Net interest income	246,109		275,894		279,713
Net interest spread		0.44%		0.45%		0.37%
Net interest margin		0.53%		0.53%		0.44%

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $874.0 million, or 11.0 percent, for the year ended December 31, 2012, compared with the same period in 2011. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the year ended December 31, 2012, average balances of federal funds sold decreased $3.6 billion and average balances of securities purchased under agreements to resell increased $2.7 billion in comparison to the year ended December 31, 2011.

Average investment-securities balances decreased $3.9 billion, or 24.6 percent for the year ended December 31, 2012, compared with the same period in 2011, which occurred in the following investment categories:

•	$2.6 billion decline in certificates of deposit;

•	$570.3 million decline in agency and supranational banks;

•	$472.8 million decline in MBS; and

•	$219.2 million decline in corporate bonds.

The average aggregate balance of our investments in mortgage loans for the year ended December 31, 2012, was $151.2 million higher than the average aggregate balance of these investments for the year ended December 31, 2011, representing an increase of 4.8 percent.

Average CO balances decreased $6.3 billion, or 13.3 percent, for the year ended December 31, 2012, compared with the same period in 2011, resulting from our reduced funding needs principally due to the decline in our investments and member demand for advances. This overall decline consisted of a decrease of $770.7 million in CO discount notes and a decrease of $5.5 billion in CO bonds.

The average balance of term CO discount notes increased $588.6 million and overnight CO discount notes decreased $1.4 billion for the year ended December 31, 2012, in comparison with the same period in 2011. The average balance of CO discount notes represented approximately 30.8 percent of total average COs during the year ended December 31, 2012, as compared with 28.3 percent of total average COs during the year ended December 31, 2011. The average balance of CO bonds represented 69.2 percent and 71.7 percent of total average COs outstanding during the years ended December 31, 2012 and 2011, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate-risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands).

	For the Year Ended December 31, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(9,415)	$—	$(344)	$—	$21,272	$11,513
Net interest settlements included in net interest income (2)	(192,918)	(41,028)	—	1,541	89,110	(143,295)
Total effect on net interest income	(202,333)	(41,028)	(344)	1,541	110,382	(131,782)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,195)	1,682	—	—	135	622
Losses on cash-flow hedges	—	—	—	—	(183)	(183)
(Losses) gains on derivatives not receiving hedge accounting	(15)	(11,129)	—	—	627	(10,517)
Other	—	—	2,585	—	—	2,585
Net (losses) gains on derivatives and hedging activities	(1,210)	(9,447)	2,585	—	579	(7,493)

Subtotal	(203,543)	(50,475)	2,241	1,541	110,961	(139,275)

Net gains on trading securities	—	7,087	—	—	—	7,087
Total net effect of derivatives and hedging activities	$(203,543)	$(43,388)	$2,241	$1,541	$110,961	$(132,188)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(16,299)	$—	$168	$—	$9,723	$(6,408)
Net interest settlements included in net interest income (2)	(279,353)	(46,522)	—	1,573	154,277	(170,025)
Total net interest income	(295,652)	(46,522)	168	1,573	164,000	(176,433)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	672	488	—	—	1,186	2,346
Losses on derivatives not receiving hedge accounting	(2,351)	(26,995)	—	—	—	(29,346)
Other	—	—	2,092	—	—	2,092
Net (losses) gains on derivatives and hedging activities	(1,679)	(26,507)	2,092	—	1,186	(24,908)

Subtotal	(297,331)	(73,029)	2,260	1,573	165,186	(201,341)

Net gains on trading securities (3)	—	18,751	—	—	—	18,751
Total net effect of derivatives and hedging activities	$(297,331)	$(54,278)	$2,260	$1,573	$165,186	$(182,590)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

	For the Year Ended December 31, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(15,400)	$—	$332	$—	$4,047	$—	$(11,021)
Net interest settlements included in net interest income (2)	(389,352)	(50,071)	—	1,567	210,232	(75)	(227,699)
Total effect on net interest income	(404,752)	(50,071)	332	1,567	214,279	(75)	(238,720)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	1,167	1,095	—	—	655	81	2,998
Losses on derivatives not receiving hedge accounting	(1,062)	(18,107)	—	—	—	—	(19,169)
Other	—	—	619	—	—	—	619
Net gains (losses) on derivatives and hedging activities	105	(17,012)	619	—	655	81	(15,552)

Subtotal	(404,647)	(67,083)	951	1,567	214,934	6	(254,272)

Net gains on trading securities (3)	—	6,722	—	—	—	—	6,722
Total net effect of derivatives and hedging activities	$(404,647)	$(60,361)	$951	$1,567	$214,934	$6	$(247,550)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

Net interest margin for the years ended December 31, 2012 and 2011, was 0.68 percent and 0.58 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.99 percent and 0.91 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used in asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $7.5 million and $9.0 million, respectively for the year ended December 31, 2012 and 2011.

For more information about our use of derivatives to manage interest-rate risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the years ended December 31, 2012, 2011 and 2010. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$622	$2,346	$2,998
Net losses related to cash-flow hedge ineffectiveness	(183)	—	—
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(50)	(1,043)	1,466
Trading securities	(2,974)	(19,321)	(11,149)
Mortgage delivery commitments	2,585	2,092	619
Net interest-accruals related to derivatives not receiving hedge accounting	(7,493)	(8,982)	(9,486)
Net losses on derivatives and hedging activities	(7,493)	(24,908)	(15,552)
Net impairment losses on held-to-maturity securities recognized in income	(7,173)	(77,067)	(84,762)
Loss on early extinguishment of debt	(23,474)	—	—
Service-fee income	6,074	8,196	7,044
Net unrealized gains on trading securities	7,087	18,830	6,644
Realized net gain from sale of available-for-sale securities	—	12,801	—
Realized gain from sale of held-to-maturity securities	—	8,458	—
Other	2,871	464	382
Total other loss	$(22,108)	$(53,226)	$(86,244)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

For the securities on which we recognized other-than-temporary impairment during 2012, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at December 31, 2012, was approximately 17.2 percent and the expected average collateral loss was approximately 35.2 percent. We recorded an other-than-temporary impairment related to a credit loss of $1.6 million during the fourth quarter of 2012 while the credit loss for the year ended December 31, 2012 totaled $7.2 million.

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the year ending December 31, 2012 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance. We have instituted litigation on certain of the private-label MBS in which we have invested, as discussed in Item 3 — Legal Proceedings. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents, as well as other statements made by or on behalf of the issuers about the securities, are inaccurate.

	At December 31, 2012
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$1,357	$1,356	$1,001	$1,070
Private-label residential MBS – Alt-A	342,783	238,258	176,484	207,905
ABS backed by home equity loans – Subprime	907	623	469	622
Total other-than-temporarily impaired securities	$345,047	$240,237	$177,954	$209,597

The following tables display held-to-maturity securities for which other-than-temporary impairment was recognized in the years ending December 31, 2012, 2011, and 2010 based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Year Ended December 31, 2012
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$(371)	$370	$(1)
Private-label residential MBS – Alt-A	(13,912)	6,743	(7,169)
ABS backed by home equity loans – Subprime	—	(3)	(3)
Total other-than-temporarily impaired securities	$(14,283)	$7,110	$(7,173)

By period:
Securities newly impaired during the period specified	$(3,480)	$3,479	$(1)
Securities previously impaired prior to the period specified	(10,803)	3,631	(7,172)
Total other-than-temporarily impaired securities	$(14,283)	$7,110	$(7,173)

	For the Year Ended December 31, 2011
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$(1,511)	$(2,211)	$(3,722)
Private-label residential MBS – Alt-A	(50,389)	(22,788)	(73,177)
ABS backed by home equity loans – Subprime	(1,144)	976	(168)
Total other-than-temporarily impaired securities	$(53,044)	$(24,023)	$(77,067)

By period:
Securities newly impaired during the period specified	$(16,847)	$16,708	$(139)
Securities previously impaired prior to the period specified	(36,197)	(40,731)	(76,928)
Total other-than-temporarily impaired securities	$(53,044)	$(24,023)	$(77,067)

	For the Year Ended December 31, 2010
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$(222)	$(1,396)	$(1,618)
Private-label residential MBS – Alt-A	(48,742)	(34,271)	(83,013)
ABS backed by home equity loans – Subprime	(7)	(124)	(131)
Total other-than-temporarily impaired securities	$(48,971)	$(35,791)	$(84,762)

By period:
Securities newly impaired during the period specified	$(28,278)	$27,977	$(301)
Securities previously impaired prior to the period specified	(20,693)	(63,768)	(84,461)
Total other-than-temporarily impaired securities	$(48,971)	$(35,791)	$(84,762)

See Item 8 — Notes to the Financial Statements — Note 6 — Held-to-Maturity Securities, Note 7 — Other-Than-Temporary Impairment, and — Investments Credit Risk below for additional detail and analysis of the portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. For the years ended December 31, 2012 and 2011, we recorded net unrealized gains on trading securities of $7.1 million and $18.8 million, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $3.0 million and $19.3 million for the years ended December 31, 2012 and 2011, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $7.4 million and $7.7 million for the years ended December 31, 2012 and 2011, respectively, and are included in other loss.

During the year ended December 31, 2011, we realized a gain of $8.5 million on the sale of held-to-maturity securities issued by GSEs, which had a carrying value of $366.7 million. These securities were sold back to the securities dealer that sold them to us because the securities delivered did not conform to the terms of the purchase agreement. The sale was an isolated and unusual event that could not have been reasonably anticipated. Therefore, the sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

For the year ended December 31, 2012, compensation and benefits expense and other operating expenses amounted to $53.5 million, an increase of $634,000 from the year ended December 31, 2011, amount of $52.9 million.

Our share of the costs and expenses of operating the Finance Agency and the Office of Finance totaled $7.2 million and $7.7 million for the years ended December 31, 2012 and 2011, respectively.

Comparison of the year ended December 31, 2011, versus the year ended December 31, 2010

For the years ended December 31, 2011 and 2010, we recognized net income of $159.6 million and $106.6 million, respectively. This $53.0 million increase was driven by a $12.8 million realized net gain from the sale of available-for-sale securities, a $12.2 million increase in unrealized gains on trading securities, a $9.6 million decrease in assessments, an $8.5 million realized gain from sale of held-to-maturity securities, a $12.2 million increase in prepayment fee income which contributed to an $8.4 million increase in net interest income, a decrease of $7.7 million in other-than-temporary impairment losses of certain private-label MBS, and a $7.5 million reduction to the provision for credit losses. These improvements were partially offset by an increase of $9.4 million in net losses on derivatives and hedging activities, and a $3.3 million increase in other expenses.

Net Interest Income

Net interest income for the year ended December 31, 2011, was $306.0 million, compared with $297.6 million for the same period in 2010. This increase was primarily attributable to the $12.2 million increase in prepayment fee income, which contributed to an increase of eight basis points in the yield on interest-earning assets to 1.46 percent. In addition, the average cost of interest-bearing liabilities decreased three basis points to 0.95 percent.

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

Putable advances that are classified as fixed-rate advances are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition for the year ended December 31, 2011, approximately 25.1 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $15.2 billion for the year ended December 31, 2011, representing 61.0 percent of the total average balance of advances outstanding during the year ended December 31, 2011. The average balance of all such advances totaled $23.5 billion for the year ended December 31, 2010, representing 72.5 percent of the total average balance of advances outstanding during the year ended December 31, 2010.

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

Impact of Derivative and Hedging Activity

Net interest margin for the years ended December 31, 2011 and 2010, was 0.58 percent and 0.47 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.91 percent and 0.84 percent, respectively.

Interest paid and received on economic hedges, are classified as net loss on derivatives and hedging activities in other income. As shown under Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $9.0 million and $9.5 million, respectively for the years ended December 31, 2011 and 2010.

Other Income (Loss) and Operating Expenses

For the securities on which we recognized other-than-temporary impairment during 2011, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at December 31, 2011, was approximately 15.1 percent and the expected average collateral loss was approximately 31.3 percent. We recorded an other-than-temporary impairment related to a credit loss of $3.5 million during the fourth quarter of 2011 while the credit loss for the year ended December 31, 2011, totaled $77.1 million.

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

For the year ended December 31, 2011, compensation and benefits expense and other operating expenses amounted to $52.9 million, an increase of $1.6 million from the year ended December 31, 2010, amount of $51.3 million. The $1.6 million increase is attributable to an increase of $1.7 million in other operating expenses offset by a $96,000 reduction in compensation and benefits expense. The $1.7 million increase in other operating expenses is primarily due to a $1.2 million increase in professional fees and a $815,000 increase in contractual services. These increases were primarily the result of expenses relating to the move to our current headquarters and the co-location of our data center on the premises of a third party vendor.

Our share of the costs and expenses of operating the Finance Agency and the Office of Finance totaled $7.7 million and $7.1 million for the years ended December 31, 2011 and 2010, respectively.

FINANCIAL CONDITION

Advances

At December 31, 2012, the advances portfolio totaled $20.8 billion, a decrease of $4.4 billion compared with $25.2 billion at December 31, 2011.

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

•
When we make an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. For additional information on AHP advances, see Item 1 — Business — Assessments — AHP Assessment.

The following table summarizes advances outstanding by product type at December 31, 2012 and December 31, 2011.

Advances Outstanding by Product Type (dollars in thousands)

	December 31, 2012		December 31, 2011
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$9,956,879	49.1%	$10,546,190	42.9%
Short-term	4,507,172	22.2	3,161,265	12.9
Putable	3,157,525	15.6	4,693,575	19.1
Amortizing	929,118	4.6	1,394,071	5.7
Overnight	556,265	2.7	268,888	1.1
All other fixed-rate advances	72,500	0.4	32,500	0.1
	19,179,459	94.6	20,096,489	81.8

Variable-rate advances
Simple variable	915,000	4.5	4,457,000	18.1
Putable	139,500	0.7	—	—
All other variable-rate indexed advances	35,893	0.2	27,683	0.1
	1,090,393	5.4	4,484,683	18.2
Total par value	$20,269,852	100.0%	$24,581,172	100.0%

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Advances for disclosures relating to redemption terms of the advances portfolio.

Under our advance restructuring program, members restructured $488.0 million and $494.2 million during the years ended December 31, 2012 and 2011, respectively, resulting in a deferred payment of $28.7 million and $29.8 million, respectively, of prepayment fees to be collected from the members over the lives of the replacement advances. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Advances for additional information on the advance restructuring program.

We lend to members and housing associates with principal places of business within our district, which consists of the six New England states. Outstanding advances are generally diversified among our borrowers throughout our district. At December 31, 2012, we had advances outstanding to 301, or 66.6 percent, of our 452 members. At December 31, 2011, we had advances outstanding to 317, or 68.6 percent, of our 462 members.

BANA RI, our largest member by capital stock outstanding at December 31, 2012, has notified us of its plans to merge into its parent Bank of America, N.A. and is targeting completion of the merger in April 2013. BANA is ineligible for membership. However, with $101.8 million in outstanding advances at December 31, 2012, equal to 0.5 percent of total advances, BANA RI is not currently one of our top borrowing members. We do not know what the specific business impact will be from the loss of BANA RI as a member other than the eventual runoff of its outstanding business activities and reduction of BANA RI's Class B stock. Based on our current analysis, we believe BANA RI's termination of membership will not materially affect the adequacy of our liquidity, our profitability in terms of the dividend rates available to pay remaining stockholders, our ability to make timely principal and interest payments on our participations in consolidated obligation debt and other liabilities, and our ability to continue providing sufficient membership value to our members. We believe that our business model is well-positioned to absorb sharp changes in our mission-asset activity and capitalization because we can undertake commensurate reductions in our liability balances and because of our relatively low operating expenses.

We expect that, all other things being equal, the loss of BANA RI as a member will cause our annual net income to decrease, primarily driven by a reduction in our earnings provided by funding assets with BANA RI's capital stock. The reduction in net income is expected to principally depend on the level of interest rates, which affects the earnings from funding with capital. The timing of the decrease in net income is expected to depend on when BANA RI's business activities with us terminate and whether and to what extent we decide to repurchase its excess stock. Although we expect our net income to decrease, all other things being equal, the impact on our return on equity due to the loss of BANA RI's membership is difficult to predict and is expected to depend on the amount of income we lose when we can no longer invest the funds from BANA RI's investment in our capital stock.

The following table presents the top five advance-borrowing institutions at December 31, 2012, and the interest earned on outstanding advances to such institutions for the year ended December 31, 2012.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	December 31, 2012
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2012
Webster Bank, N.A.	$1,827,527	9.0%	0.59%	$10,960
People's United Bank	856,654	4.2	0.20	349
Massachusetts Mutual Life Insurance Company	600,000	3.0	1.96	11,966
Brookline Bank	583,670	2.9	1.50	9,831
Salem Five Cents Savings Bank	541,599	2.7	2.21	13,014
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

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

Our members continue to be challenged by weak economic conditions, although there have been some measures of improvement. Aggregate nonperforming assets for depository institution members declined from 1.12 percent of assets as of December 31, 2011, to 1.03 percent of assets as of September 30, 2012. The aggregate ratio of tangible capital to assets among the membership increased from 8.67 percent of assets as of December 31, 2011, to 9.09 percent as of September 30, 2012. (September 30, 2012 is the date of our most recent data on our membership for this report.) There have not been any member failures during either 2012 or 2011. All of our extensions of credit to members are secured by eligible collateral as noted herein. However we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

We assign each borrower to one of the following three credit status categories based primarily on our assessment of the borrower's overall financial condition and other factors:

•	Category-1: members that are generally in satisfactory financial condition;

•	Category-2: members that show weakening financial trends in key financial indices and/or regulatory findings; and

•
Category-3: members with financial weaknesses that present an elevated level of concern. In addition, we generally assign insurance company members to Category-3 status because, unlike other members, insurance companies are subject to different laws and regulations in their particular states that could expose us to unique risks. We also place housing associates in Category-3.

The borrower's status category reflects our increasing level of control over the collateral pledged by the member as a member's financial condition weakens. Category-1 borrowers retain possession of eligible one- to four-family mortgage loan collateral pledged to us, provided the borrower executes a written security agreement and agrees to hold such collateral for our benefit. Category-1 borrowers must specifically list with us all mortgage loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Category-2 borrowers retain possession of eligible mortgage loan collateral; however, we require such borrowers to specify all mortgage loan collateral pledged to us. Category-3 borrowers are required to place physical possession of all pledged eligible collateral with us or an approved safekeeping agent, with which we have a control agreement. All securities pledged to us by our borrowers must be delivered to us, an approved safekeeping agent, or be held by the borrower's securities corporation in a custodial account with us. We have control agreements with approved safekeeping agents which are intended to give us appropriate control over the related collateral.

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

We generally require all borrowing members and housing associates to execute a security agreement that grants us a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first mortgages and deeds of trust constituting first liens against real property, U.S. federal, state, and municipal obligations, GSE securities, corporate debt obligations, commercial paper, funds placed in deposit accounts with us, COs, such other items or property that are offered to us by the borrower as collateral, and all proceeds of all of the foregoing. In the case of insurance companies, in some instances we establish a specific lien instead of a blanket lien subject to our receipt of additional safeguards from such members. We protect our security interest in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. We also require Category-1 and Category-2 borrowers that have not been subject to an onsite review in the past year to submit to us, on at least an annual basis, a report from an independent auditor that confirms that the borrower is maintaining sufficient amounts of qualified collateral in accordance with our policies. However, Category-1 and Category-2 members that have voluntarily delivered all of their collateral to us may not be required, at our discretion, to submit such an audit report. Our employees conduct onsite reviews of collateral pledged by borrowers to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to our eligibility requirements. We may conduct an onsite collateral review at any time.

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

Beyond our practice in taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally-insured depository institution member or such a member's affiliate to us priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to our security interests under Section 10(e) may not apply when lending to insurance company members due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we protect our security interests in the collateral pledged by our borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $1.5 billion at December 31, 2012.

Advances outstanding to borrowers in Category-1 status at December 31, 2012, totaled $17.6 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $45.4 billion as of December 31, 2012. Of this total, $8.7 billion of securities have been delivered to us or to an approved third-party custodian, an additional $1.6 billion of securities are held by borrowers' securities corporations, and $6.6 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

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

2012 Quarterly Borrower Asset Quality (dollars in thousands)

	2012—Quarter Ended (1)
	March 31	June 30	September 30
Total borrower assets	$1,089,356,462	$1,107,322,794	$1,125,942,489
Total 1-4 family mortgage loans	$97,062,175	$99,017,567	$99,040,162
1-4 family mortgage loans as a percent of borrower assets	8.91%	8.94%	8.80%
1-4 family mortgage loans delinquent 30-89 days as a percentage of 1-4 family mortgage loans	1.24%	0.98%	1.00%
1-4 family mortgage loans delinquent 90 days as a percentage of 1-4 family mortgage loans	3.05%	2.83%	3.00%
REO as a percentage of 1-4 family mortgage loans	0.31%	0.26%	0.24%
_______________________

(1)	September 30, 2012, is the most recent data available for inclusion in this table.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, and Category-3 status at December 31, 2012, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of December 31, 2012 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1 status	259	$17,581,032	$45,437,880	258.4%
Category-2 status	28	1,374,923	12,831,546	933.3
Category-3 status	19	1,313,897	1,504,610	114.5
Total	306	$20,269,852	$59,774,036	294.9%

The method by which a borrower pledges collateral is dependent upon the category status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of December 31, 2012.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$39,345,333
Collateral specifically listed and identified	19,052,778
Collateral delivered to us	11,132,789

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances. However, we do not accept as eligible collateral any mortgage loan that allows for negative amortization of the principal balance, including, but not limited to, pay-option adjustable-rate mortgage loans. We recognize that nontraditional and subprime loans may present incremental credit risk to us. Therefore, we have monitoring and review procedures in place to measure the incremental risk presented by this collateral and to mitigate this incremental credit risk. Further, we apply baseline collateral valuation discounts to nontraditional and subprime loans secured by a mortgage on the borrower's primary residence of 35 percent and 40 percent of book value, respectively. Borrowers in Category-1 status also have the option of providing loan level data for their subprime loans to, potentially, obtain a more favorable valuation discount based on the credit risk profile of the pledged loan portfolio, subject to a minimum of 25 percent of book value. These discounts reflect the incremental credit risk associated with these types of loans relative to conventional mortgage loans. In addition, we limit the amount of borrowing capacity that a member may derive from subprime loan collateral to the lower of two times the pledging member's most recently reported GAAP capital or one-half of its total borrowing capacity. Additionally, private-label MBS issued or acquired and residential mortgage loans originated or acquired by our members after July 10, 2007, are not eligible collateral unless it can be documented that all loans, including all loans in MBS pools, are in compliance with regulatory underwriting standards on subprime or nontraditional lending, as applicable.

At December 31, 2012, and December 31, 2011, the amount of pledged nontraditional and subprime loan collateral was eight percent and nine percent, respectively, of total member borrowing capacity.

Based upon the collateral held as security on advances, our collateral practices and policies, our prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, we do not believe that an allowance for losses on advances is necessary at this time.

Investments

At December 31, 2012, investment securities and short-term money-market instruments totaled $15.6 billion, compared with $21.4 billion at December 31, 2011.

Investment securities declined $1.3 billion to $10.9 billion at December 31, 2012, compared with December 31, 2011. The decline was due to a decrease of $694.4 million in agency and supranational banks and a decrease of $564.3 million in corporate bonds.

Short-term money-market investments totaled $4.6 billion at December 31, 2012, compared with $9.2 billion at December 31, 2011. This $4.6 billion net decrease resulted from a $2.9 billion decrease in securities purchased under agreements to resell and a $1.7 billion decrease in federal funds sold.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2012 and December 31, 2011, our MBS, ABS, and SBA holdings represented 192 percent and 195 percent of capital, respectively.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are generally incidental to our mission. Our total investments were 38.7 percent of our total assets at December 31, 2012, versus 42.8 percent at December 31, 2011. We have been able to satisfy this investment objective without a material impact on our results of operations or financial condition because the reduction in investments has been principally concentrated in short-term, very low-yielding investments and because other components of our assets have maintained a strong net interest spread to funding costs. We expect to continue to be able to satisfy this investment objective for the foreseeable future without this objective causing a material impact on our results of operations or financial condition by continuing this approach, as necessary.

The Finance Agency has communicated its interest in maintaining the FHLBanks' focus on mission-related activities. For example, the Finance Agency has accented the importance of making advances in comparison with other FHLBank activities, such as making investments. It is possible that the Finance Agency could require FHLBanks to maintain a lower ratio of total investments to total assets or the Finance Agency could require an FHLBank to maintain a higher ratio of mission-related assets to total assets. If such a requirement were introduced, we may have to divest non-mission-related assets or reduce non-mission-related activities, which could adversely impact our results of operations.

Held-to-Maturity Securities

The following table provides a summary of our held-to-maturity securities.

Held-to-Maturity Securities (dollars in thousands)

	December 31,
	2012					2011	2010
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. agency obligations	$—	$—	$12,877	$—	$12,877	$18,721	$24,856
State or local housing-finance-agency securities (1)	—	335	19,685	169,699	189,719	202,438	235,735
GSEs	—	69,246	—	—	69,246	70,950	72,617
Total non-mortgage-backed securities	—	69,581	32,562	169,699	271,842	292,109	333,208
MBS (1)
U.S. government guaranteed - residential	—	—	—	38,313	38,313	50,912	64,975
U.S. government guaranteed - commercial	—	—	—	451,559	451,559	483,938	—
GSEs - residential	—	568	245,862	2,111,049	2,357,479	3,024,212	2,899,360
GSEs - commercial	88,099	547,607	321,797	—	957,503	1,247,688	1,303,343
Private-label - residential	—	—	1,985	1,283,005	1,284,990	1,519,583	1,758,683
Private-label - commercial	—	—	—	9,822	9,822	10,541	71,799
ABS backed by home equity loans	—	—	—	24,827	24,827	26,025	28,176
Total mortgage-backed securities	88,099	548,175	569,644	3,918,575	5,124,493	6,362,899	6,126,336
Total held-to-maturity securities	$88,099	$617,756	$602,206	$4,088,274	$5,396,335	$6,655,008	$6,459,544
Yield on held-to-maturity securities	5.00%	4.32%	3.76%	1.77%
________________________

(1)	Maturity ranges are based on the contractual final maturity of the security.

State or Local Housing-Finance-Agency Securities. Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $17.9 million as of December 31, 2012. We have reviewed these HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations attendant with security markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history, property vacancy rates, debt service ratios, overcollateralization and third-party bond insurance as applicable. As of December 31, 2012, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and to general illiquidity of these investments, and not to a deterioration in the fundamental credit quality of these obligations, and because we have the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Mortgage-Backed Securities. During the year ended December 31, 2012, we determined that 24 of our private-label MBS were other-than-temporarily impaired, resulting in a credit loss of $7.2 million and a net decrease to accumulated other comprehensive loss of $7.1 million. For reasons described under — Executive Summary — Investments in Private-Label MBS, we have continued to update our modeling assumptions, inputs, and methodologies in our analyses of these securities for other-than-temporary-impairment, as is described under — Critical Accounting Estimates — Other-Than-Temporary Impairment of Securities and Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Other-Than-Temporary Impairment.

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
Available-for-Sale Securities (dollars in thousands)

	December 31,
	2012					2011	2010
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
Supranational institutions	$—	$—	$—	$473,484	$473,484	$469,242	$400,670
Corporate bonds (1)	—	—	—	—	—	564,312	1,174,801
U.S. government corporations	—	—	—	291,081	291,081	284,844	238,201
GSEs	1,156,133	804,498	—	124,453	2,085,084	2,782,421	3,518,458
Total non-mortgage-backed securities	1,156,133	804,498	—	889,018	2,849,649	4,100,819	5,332,130
MBS (2)
U.S. government guaranteed - residential	—	—	66,151	7,208	73,359	91,228	167,201
GSEs - residential	—	—	—	2,244,794	2,244,794	984,808	1,582,947
GSEs - commercial	100,435	—	—	—	100,435	103,344	252,757
Total mortgage-backed securities	100,435	—	66,151	2,252,002	2,418,588	1,179,380	2,002,905
Total available-for-sale securities	$1,256,568	$804,498	$66,151	$3,141,020	$5,268,237	$5,280,199	$7,335,035
Yield on available-for-sale securities	1.82%	2.21%	0.68%	2.52%
________________________

(1)	Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

(2)	MBS maturity ranges are based on the contractual final maturity of the security.

Unrealized Losses – Supranational institutions, U.S. Government Corporations, and GSEs. Within the supranational institutions, U.S. government corporations, and GSE categories of investment securities held in the available-for-sale portfolio are gross unrealized losses recorded in accumulated other comprehensive loss totaling $28.7 million, $39.0 million, and $13.8 million, respectively, as of December 31, 2012. While these securities each have market values greater than their respective par values, because these securities have been hedged and qualify as a fair-value hedge we record the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive loss as net unrealized (loss) gain on available-for-sale securities. The unrealized losses recorded in accumulated other comprehensive loss as of December 31, 2012, are the result of a significant widening of the spreads on these bonds. Investors are demanding a higher spread for these long maturity bonds, leading to unrealized losses on the swaps outpacing the unrealized gains on the bonds that have occurred in a declining rate environment.

Regarding those agency debentures that were in an unrealized loss position as of December 31, 2012, we have concluded that the probability of default for Fannie Mae is remote given its status as a GSE and its support from the U.S. federal government. Debentures issued by a supranational institution that we own that were in an unrealized loss position as of December 31, 2012, are viewed as being likely to return contractual principal and interest. This conclusion was based on a review and analysis of independent third-party credit reports on the supranational entity. Additionally, these debentures are rated the highest long-term rating by each of the three NRSROs. Because the unrealized losses recorded in accumulated other comprehensive loss are not due to deterioration in the fundamental credit quality of these securities, and because we have the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

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
Trading Securities (dollars in thousands)

	December 31,
	2012					2011	2010
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
Certificates of deposit	$—	$—	$—	$—	$—	$—	$5,319,921

MBS (1)
U.S. government guaranteed - residential	—	33	491	16,352	16,876	18,880	21,366
GSEs - residential	—	598	3,357	991	4,946	6,663	8,438
GSEs - commercial	10,284	—	242,187	—	252,471	248,621	230,016
Total mortgage-backed securities	10,284	631	246,035	17,343	274,293	274,164	259,820
Total trading securities	$10,284	$631	$246,035	$17,343	$274,293	$274,164	$5,579,741
Yield on trading securities	4.17%	2.46%	3.71%	1.72%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.
At December 31, 2012, we held securities from the following issuers with total carrying values greater than 10 percent of total capital, as follows:
Securities from issuers which Represent Total Carrying Value Greater than 10 Percent of Total Capital As of December 31, 2012 (dollars in thousands)

Name of Issuer	Carrying Value(1)	Fair Value
Non-MBS:
GSEs
Fannie Mae	$1,531,171	$1,531,171
Freddie Mac	623,159	624,680

Supranational institutions
Inter-American Development Bank	473,484	473,484

MBS:
Fannie Mae	3,342,037	3,458,765
Freddie Mac	2,575,590	2,620,911
Ginnie Mae	513,956	523,108
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

Our MBS investment portfolio consists of the following categories of securities as of December 31, 2012 and December 31, 2011. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	December 31, 2012	December 31, 2011
Residential MBS - U.S. government-guaranteed and GSE	60.6%	53.4%
Commercial MBS - U.S. government-guaranteed and GSE	22.6	26.7
Private-label residential MBS	16.4	19.5
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	0.1	0.1
Total MBS	100.0%	100.0%

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 4 — Trading Securities, Note 5 — Available-for-Sale Securities, Note 6 — Held-to-Maturity Securities, and Note 7 — Other-Than-Temporary Impairment for additional information on our investment securities.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity and currently limited to overnight risk only) money-market instruments issued by high-quality financial institutions and long-term (generally at least one year to maturity) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis; currently all such placements expire within one day.

In addition to these unsecured short-term investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury and agency obligations, whose terms to maturity are up to 35 days. We have also invested in and are subject to secured credit risk related to MBS, ABS, and HFA securities that are directly or indirectly supported by underlying mortgage loans. Finance Agency regulations require our investments in MBS and ABS to be rated triple-A (or equivalent) at the time of purchase and our investments in HFA securities are to be rated double-A (or equivalent) or higher as of the date of purchase. Following the S&P downgrade of the U.S. government the Finance Agency has stated that our investments in agency MBS and ABS can be rated double-A (or equivalent) at the time of purchase even though regulations require a triple-A rating (or equivalent).

We actively monitor our investments' credit exposures and the credit quality of our counterparties, including assessments of each counterparty's financial performance, capital adequacy, and sovereign support as well as related market signals. We endeavor to reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities.

Credit ratings on total investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of December 31, 2012 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$192	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	4,015,000	—	—	—
Federal funds sold	—	500,000	100,000	—	—	—
Total money-market instruments	—	500,192	4,115,000	—	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	12,877	—	—	—	—
U.S. government-owned corporations	—	291,081	—	—	—	—
GSEs	—	2,154,330	—	—	—	—
Supranational institutions	473,484	—	—	—	—	—
HFA securities	24,035	113,790	—	49,780	—	2,114
Total non-MBS	497,519	2,572,078	—	49,780	—	2,114

MBS:
U.S. government guaranteed - residential (2)	—	128,548	—	—	—	—
U.S. government guaranteed - commercial (2)	—	451,559	—	—	—	—
GSE – residential (2)	—	4,607,219	—	—	—	—
GSE – commercial (2)	—	1,310,409	—	—	—	—
Private-label – residential	11,537	9,132	78,948	71,441	1,113,914	18
Private-label – commercial	9,822	—	—	—	—	—
ABS backed by home-equity loans	6,467	5,219	5,487	2,352	5,302	—
Total MBS	27,826	6,512,086	84,435	73,793	1,119,216	18

Total investment securities	525,345	9,084,164	84,435	123,573	1,119,216	2,132

Total investments	$525,345	$9,584,356	$4,199,435	$123,573	$1,119,216	$2,132
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2012. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

Finance Agency regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's long-term unsecured credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a specified percentage for each counterparty, which product is our maximum amount of unsecured credit exposure to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one percent to 15 percent based on the counterparty's credit rating. Term extensions of unsecured credit include on- and off-balance sheet and derivative transactions. See — Derivative Instruments Credit Risk for additional information related to derivatives exposure.

Finance Agency regulations further allow additional unsecured credit for overnight sales of federal funds. The specified percentage of eligible regulatory capital for determining the maximum amount of unsecured credit exposure which we may offer to a counterparty for overnight sales of federal funds ranges from two percent to 30 percent based on the counterparty's credit rating. However, per Finance Agency regulations our total unsecured exposure to a single counterparty may also not exceed this same calculated amount of two percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. During the quarter ended December 31, 2012, we were in compliance with Finance Agency regulatory limits established for unsecured credit.

We are prohibited by Finance Agency regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by Finance Agency regulations from investing in financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union. Our unsecured credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Notwithstanding the foregoing credit limits based on Finance Agency regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation. We are in compliance with these Finance Agency regulations as of December 31, 2012.

The table below presents our short-term unsecured money-market credit exposure.

Short-term Unsecured Money-Market Credit Exposure by Investment Type (dollars in thousands)

	Carrying Value
	December 31, 2012	December 31, 2011
Federal funds sold	$600,000	$2,270,000

As of December 31, 2012, our unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to overnight federal funds sold. As of December 31, 2012, all of our unsecured investment credit exposure in federal funds sold was to U.S. branches and agency offices of foreign commercial banks.

The table below presents the December 31, 2012, carrying values and average balances for the year ended December 31, 2012, of the short-term unsecured money-market credit exposures presented by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. We endeavor to mitigate this credit risk by investing in unsecured investments of highly rated counterparties. At December 31, 2012, all of our short-term unsecured money-market investments were rated at least single-A.

Period-End and Average Balance of Short-Term Unsecured Money-Market Credit Exposures, by Country of Domicile of Counterparty (1) (dollars in thousands)

Country of Domicile of Counterparty	Carrying Value as of December 31, 2012	Average Balance for the Year Ended December 31, 2012
Domestic	$—	$6,120
U.S branches and agency offices of foreign commercial banks
Sweden	$300,000	$594,019
Australia	200,000	94,604
Canada	100,000	310,579
United Kingdom	—	157,582
Germany	—	122,992
Norway	—	87,527
Finland	—	85,205
Switzerland	—	33,675
Netherlands	—	22,678
Total U.S branches and agency offices of foreign commercial banks	600,000	1,508,861
Total unsecured credit exposure	$600,000	$1,514,981
_______________________

(1)
Excludes unsecured investment credit exposure to U.S. Government, GSEs, U.S. government agencies and instrumentalities, corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program, and triple-A rated supranational institutions and does not include related accrued interest as of December 31, 2012.

The table below presents the contractual maturity of short-term unsecured money-market credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. At December 31, 2012, all of our outstanding unsecured money-market investments had overnight maturities.

Contractual Maturity of Short-Term Unsecured Money-Market Credit Exposure, by Country of Domicile of Counterparty (dollars in thousands)

	Carrying Value (1) as of December 31, 2012
Country of Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
U.S branches and agency offices of foreign commercial banks
Sweden	$300,000	$—	$—	$—	$—	$—	$300,000
Australia	200,000	—	—	—	—	—	200,000
Canada	100,000	—	—	—	—	—	100,000
Total unsecured credit exposure	$600,000	$—	$—	$—	$—	$—	$600,000

During the year ended December 31, 2012, we continued to invest in unsecured overnight money-market instruments issued by certain domestic branches of Eurozone financial institutions rated at least single-A or higher by the three major NRSROs and domiciled in Finland, Germany, and the Netherlands from time to time. We continued to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis. On December 31, 2012, we had no unsecured money-market exposure to Eurozone financial institutions. Our maximum unsecured money-market exposure to any single Eurozone financial institution was $650.0 million on any day during the year ended December 31, 2012.

At December 31, 2012, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $3.6 billion to eight counterparties and issuers, of which $600.0 million was for federal funds sold, and $3.0 billion was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of December 31, 2012:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of December 31, 2012

Issuer / counterparty	Percent
Fannie Mae	43.4%
Freddie Mac	17.7
Inter-American Development Bank (a supranational institution)	13.5

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our cash flow analysis of private-label MBS during the quarter ended December 31, 2012, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and/or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home-equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary impairment credit loss.

Significant Inputs to Cash-flow Analysis of Private-label MBS For the Quarter Ended December 31, 2012 (dollars in thousands)

		Significant Inputs - Weighted Average			Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Weighted Average Percent
Private-label residential MBS
Prime (2)
2007	$21,480	7.9%	7.0%	28.8%	7.7%
2006	14,733	8.1	29.4	40.1	0.0
2005	54,708	9.4	24.8	45.9	13.2
2004 and prior	131,876	11.1	13.9	32.9	15.4
Total	$222,797	10.2%	16.9%	36.2%	13.1%

Alt-A (2)
2007	$500,086	4.2%	70.6%	51.9%	11.1%
2006	832,232	4.7	65.8	54.1	11.9
2005	550,366	6.9	43.5	46.8	19.5
2004 and prior	52,141	11.1	29.9	38.3	24.6
Total	$1,934,825	5.4%	59.7%	51.0%	14.2%

ABS backed by home equity loans
Subprime (2)
2004 and prior	$26,610	6.6%	28.8%	73.2%	34.71%
_______________________
(1)         Commercial private-label MBS with a par value of $9.9 million and a private-label residential MBS with a par value of $3.3 million that are backed by FHA and VA loans are not included in this table.

(2)
Securities are classified in the table above based upon the current performance characteristics of the underlying pool and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

For purposes of the tables below we classify private-label residential and commercial MBS and ABS backed by home-equity loans as prime, Alt-A, or subprime based on the originator's classification at the time of origination or based on the classification by an NRSRO upon issuance of the MBS. In some instances, the NRSROs may have changed their classification subsequent to origination, which would not necessarily be reflected in the following tables.

Of our $8.6 billion in par value of MBS and ABS investments at December 31, 2012, $2.2 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$1.9 billion in par value are securities backed primarily by Alt-A loans;

•	$235.9 million in par value are backed primarily by prime residential and/or commercial loans; and

•	$26.6 million in par value of these investments are backed primarily by subprime mortgages.

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

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $71.3 million in par value as of December 31, 2012, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. However, these bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $4.4 million in par value as of December 31, 2012, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Critical Accounting Estimates for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	December 31, 2012			December 31, 2011
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$18,861	$207,215	$226,076	$23,846	$292,663	$316,509
Alt-A	36,761	1,898,064	1,934,825	42,153	2,147,908	2,190,061
Total private-label residential MBS	55,622	2,105,279	2,160,901	65,999	2,440,571	2,506,570
Private-label commercial MBS
Prime	9,851	—	9,851	10,586	—	10,586
ABS backed by home equity loans
Subprime	—	26,610	26,610	—	28,114	28,114
Total par value of private-label MBS	$65,473	$2,131,889	$2,197,362	$76,585	$2,468,685	$2,545,270

_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to our investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of December 31, 2012, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by collateral type and year of securitization. Average current credit enhancements as of December 31, 2012, reflect the percentage of subordinated class outstanding balances as of December 31, 2012, to our senior class outstanding balances as of December 31, 2012, weighted by the par value of our respective senior class securities, and shown by underlying loan collateral type and year of securitization. Average current credit enhancements as of December 31, 2012, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At December 31, 2012 (dollars in thousands)

Private-label residential MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Double-A	$7,148	$—	$—	$—	$7,148
Single-A	29,174	—	—	—	29,174
Triple-B	51,819	—	—	—	51,819
Below Investment Grade
Double-B	28,432	—	—	—	28,432
Single-B	40,605	21,480	—	14,535	4,590
Triple-C	47,347	—	—	33,374	13,973
Single-C	6,800	—	—	6,800	—
Single-D	14,733	—	14,733	—	—
Unrated	18	—	—	—	18
Total	$226,076	$21,480	$14,733	$54,709	$135,154

Amortized cost	$215,681	$21,480	$11,681	$47,903	$134,617
Gross unrealized losses	(16,237)	(2,781)	—	(4,147)	(9,309)
Fair value	200,118	18,699	12,275	43,756	125,388
Other-than-temporary impairment for the year ended December 31, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	$(371)	$—	$—	$—	$(371)
Net amount of impairment losses reclassified to accumulated other comprehensive loss	370	—	—	—	370
Net impairment losses on held-to-maturity securities recognized in income	$(1)	$—	$—	$—	$(1)

Weighted average percentage of fair value to par value	88.52%	87.05%	83.32%	79.98%	92.77%
Original weighted average credit support	10.95	6.41	8.32	20.97	7.91
Weighted average credit support	13.03	7.67	—	13.23	15.22
Weighted average collateral delinquency (1)	12.06	6.14	15.95	18.32	10.04

Private-label commercial MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$9,851	$—	$—	$—	$9,851
Amortized cost	9,822	—	—	—	9,822
Fair value	10,143	—	—	—	10,143
Weighted average percentage of fair value to par value	102.96%	—%	—%	—%	102.96%
Original weighted average credit support	12.50	—	—	—	12.50
Weighted average credit support	16.68	—	—	—	16.68
Weighted average collateral delinquency (1)	0.09	—	—	—	0.09
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At December 31, 2012 (dollars in thousands)

Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$11,537	$—	$—	$11,537	$—
Double-A	1,985	—	—	—	1,985
Single-A	49,774	—	—	35,028	14,746
Triple-B	20,131	—	—	7,650	12,481
Below Investment Grade
Double-B	26,217	—	—	16,660	9,557
Single-B	86,531	—	—	73,159	13,372
Triple-C	998,659	228,724	539,718	230,217	—
Double-C	343,015	100,894	153,603	88,518	—
Single-C	85,954	8,935	36,218	40,801	—
Single-D	311,022	161,533	102,693	46,796	—
Total	$1,934,825	$500,086	$832,232	$550,366	$52,141

Amortized cost	$1,453,360	$342,497	$577,841	$480,881	52,141
Gross unrealized losses	(226,069)	(50,813)	(95,206)	(74,583)	(5,467)
Fair value	1,234,269	297,235	483,968	406,392	46,674
Other-than-temporary impairment for the year ended December 31, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	$(13,912)	$(355)	$(8,743)	$(4,235)	$(579)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	6,743	(899)	2,892	4,171	579
Net impairment losses on held-to-maturity securities recognized in income	$(7,169)	$(1,254)	$(5,851)	$(64)	$—

Weighted average percentage of fair value to par value	63.79%	59.44%	58.15%	73.84%	89.51%
Original weighted average credit support	27.81	28.87	28.89	26.62	13.18
Weighted average credit support	14.23	11.09	11.94	19.54	24.61
Weighted average collateral delinquency (1)	35.33	41.83	39.07	25.42	17.88
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At December 31, 2012 (dollars in thousands)

ABS backed by home equity loans – Subprime	2004 and prior
Par value by credit rating
Triple-A	$6,494
Double-A	5,219
Single-A	5,487
Below Investment Grade
Triple-B	2,352
Single-B	4,383
Triple-C	1,768
Single-D	907
Total	$26,610

Amortized cost	$25,951
Gross unrealized losses	(4,114)
Fair value	21,877
Other-than-temporary impairment for the year ended December 31, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	$—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(3)
Net impairment losses on held-to-maturity securities recognized in income	$(3)

Weighted average percentage of fair value to par value	82.21%
Original weighted average credit support	10.12
Weighted average credit support	34.71
Weighted average collateral delinquency (1)	20.74
_______________________
(1)          Represents loans that are 60 days or more delinquent.

The following table provides certain characteristics our private-label MBS that are in a gross unrealized position by collateral type.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of December 31, 2012 (dollars in thousands)
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates
Private-label residential MBS backed by:
Prime first lien	$208,065	$200,722	$(16,237)	11.49%
Alt-A option ARM	779,658	637,978	(122,188)	39.87
Alt-A other	1,015,613	729,482	(103,881)	31.73
Total private-label residential MBS	2,003,336	1,568,182	(242,306)	32.80
ABS backed by home equity loans:
Subprime first lien	25,690	25,295	(4,114)	20.60
Total private-label MBS	$2,029,026	$1,593,477	$(246,420)	32.64%

The following table provides the geographic concentrations by state and by metropolitan statistical area of the loans underlying our private-label MBS and ABS as of December 31, 2012, where such concentrations are five percent or greater of all loans underlying these investments.

Geographic Concentrations of Loans Underlying our Private-Label MBS and ABS As of December 31, 2012

State concentrations	Percentage of Total Private-Label MBS and ABS
California	39.0%
Florida	12.6
New York	5.2
All Other	43.2
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.3%
Washington, D.C.-MD-VA-WV	6.3
All Other	83.4
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

The following graph demonstrates how average prices have changed with respect to various asset classes in our MBS portfolio during the 12 months ended December 31, 2012:

Insured Investments

Certain private-label MBS that we own are insured by monoline insurers, which guarantee the timely payment of principal and interest on such MBS if such payments cannot be satisfied from the cash flows of the underlying mortgage pool. The assessment for other-than-temporary impairment of the MBS protected by such third-party insurance is described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Other-Than-Temporary Impairment.

The monoline bond insurers continue to be subject to adverse ratings, rating downgrades, and weak financial performance measures. Below investment-grade ratings or rating downgrades imply an increased risk that the monoline bond insurer will fail to fulfill its obligations to reimburse the insured investor for claims made under the related insurance policies. There are five monoline bond insurers that insure our investment securities. As further discussed in Critical Accounting Estimates — Other than Temporary Impairment of Investment Securities, we general perform a “burnout period” analysis of the monoline bond insurers. Of the five monoline bond insurers, the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and therefore excluded from a burnout period analysis. Conversely, the key burnout period for monoline bond insurer Financial Guaranty Insurance Company is not considered applicable due to regulatory intervention that has suspended all claims, and we have placed no reliance on this monoline insurer. Syncora Guarantee Inc. is currently paying claims after previous regulatory intervention, although the burnout period is indeterminate, therefore we have placed no reliance on this monoline insurer. For the remaining monoline bond insurers, MBIA Insurance Corporation and Ambac Assurance Corp., we have established a burnout period ending March 31, 2013. In addition, Ambac Assurance Corp. reimbursements during the burnout period are limited to 25 percent of claims. We monitor the financial condition of these monoline bond insurers on an ongoing basis and as facts and circumstances change, the burnout period could significantly change. For additional information see — Critical Accounting Estimates.

As of December 31, 2012, our private-label MBS and ABS backed by home-equity loan investments covered by monoline insurance was $117.9 million, of which $113.7 million represents private-label MBS covered by the monoline bond insurance for some period of time in the cash flow modeling. Of the $113.7 million, 80.3 percent represents Alt-A MBS and 19.7 percent represents subprime ABS backed by home-equity loan investments.

Our total investments in HFA securities was $189.7 million as of December 31, 2012. The following table provides the geographic concentrations by state of our HFA investments where such concentrations are five percent or greater of our total HFA investments as of December 31, 2012.

State Concentrations of HFA Securities As of December 31, 2012 (dollars in thousands)

	Carrying Value	Percent of Total HFA Investments
Massachusetts	$112,465	59.3%
Rhode Island	29,910	15.8
Connecticut	24,035	12.7
Maine	15,000	7.9
All Other	8,309	4.3
	$189,719	100.0%

Standby Bond-Purchase Agreements. We have entered into standby bond-purchase agreements with one state HFA whereby we, for a fee, agree to purchase and hold the HFA's unremarketed bonds until the designated remarketing agent can find a new investor or the state HFA repurchases the bonds. Each agreement contains termination provisions in the event of a rating downgrade of the subject bond. Standby bond purchase commitments totaled $159.0 million at December 31, 2012, to this HFA. All of the bonds underlying the commitments to this HFA maintain standalone ratings of triple-A from two NRSROs.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2012, our mortgage loan investment portfolio totaled $3.5 billion, an increase of $369.7 million from the December 31, 2011, balance of $3.1 billion. This increase occurred notwithstanding increasing prepayments on these investments, which could reflect growing interest in MPF as Fannie Mae and Freddie Mac increase their guarantee fees, which all else being equal, reduces their competitiveness with MPF. Notwithstanding the growth we experienced in 2012, we do not expect this portfolio to change significantly in 2013 based on continuing uncertainty about the mortgage loan market based both on legislative and regulatory developments, such as the recently finalized qualified mortgage rule, and the economy.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to June 30, 2014, and may be extended again. As of December 31, 2012, we had $410.1 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago.

The following table presents information relating to our mortgage portfolio for the five year period ended December 31, 2012.

Par Value of Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008
Mortgage loans outstanding
Conventional mortgage loans
Original MPF	$2,006,797	$1,535,698	$1,321,586	$1,121,309	$1,120,573
MPF 125	201,145	204,371	243,390	307,713	403,016
MPF Plus	771,125	1,037,031	1,343,611	1,728,542	2,231,626
Total conventional mortgage loans	2,979,067	2,777,100	2,908,587	3,157,564	3,755,215
Government mortgage loans	444,041	308,914	322,776	335,896	379,267
Total par value outstanding	$3,423,108	$3,086,014	$3,231,363	$3,493,460	$4,134,482

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. In addition to the foregoing, our investments in mortgage loans pursuant to our participation facility with the FHLBank of Chicago, discussed under Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago, subject us to additional risks, including our reliance on the FHLBank of Chicago to hold sufficient collateral on our behalf to secure the credit-enhancement obligations.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2012	December 31, 2011

Massachusetts	39%	35%
Maine	10	6
California	9	12
Connecticut	8	9
Wisconsin	7	6
All others	27	32
Total	100%	100%

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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	December 31, 2012	December 31, 2011

Massachusetts	27%	24%
California	21	23
Connecticut	10	9
All others	42	44
Total	100%	100%

The following table provides a summary of certain characteristics of our investments in mortgage loans.

Characteristics of Our Investments in Mortgage Loans(1)
	December 31,
	2012	2011
Loan-to-value ratio at origination
< 60.00%	32%	37%
60.01% to 70.00%	16	16
70.01% to 80.00%	25	20
80.01% to 90.00%	13	16
Greater than 90.00%	14	11
Total	100%	100%
Weighted average loan-to-value ratio	68%	66%
FICO score
< 620	2%	3%
620 to < 660	7	7
660 to < 700	12	13
700 to < 740	18	18
≥ 740	60	58
Not available	1	1
Total	100%	100%
Weighted average FICO score	745	741
_______________________

(1)	Percentages are calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance, from a mortgage insurance company rated at least triple-B (or equivalent rating).

We have certain servicing concentrations in connection with our investments in MPF loans. As of December 31, 2012, Bank of America, N.A., serviced approximately 24.3 percent of our outstanding mortgage loans. As of December 31, 2012, no other entity serviced more than five percent of our mortgage loans.

Repurchases of MPF Loans. When a participating financial institution fails to comply with its representations and warranties concerning its duties and obligations described within applicable agreements, the MPF origination and servicing guides, applicable laws, or terms of mortgage documents, the participating financial institution may be required to repurchase the MPF loans which are impacted by such failure. Reasons for which a participating financial institution could be required to repurchase an MPF loan may include, but are not limited to, MPF loan ineligibility, failure to deliver documentation to an approved custodian, a servicing breach, fraud, or other misrepresentation. In such instances, we can require that the participating financial institution compensate us for any losses or costs that we incur. Additionally, we do allow our participating financial institutions to repurchase delinquent government mortgage loans so that they may comply with loss-

mitigation requirements of the applicable government agency to preserve the insurance or guaranty coverage. The repurchase price for each such delinquent loan is equal to the current scheduled principal balance and accrued interest on the government mortgage loan. The following table provides a summary of MPF loans that have been repurchased by our participating financial institutions.
Summary of MPF Loan Repurchases (dollars in thousands)

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Conventional mortgage loans	$1,823	$2,285	$1,431	$1,934	$3,107
Government mortgage loans	2,870	2,422	2,950	1,857	106
Total	$4,693	$4,707	$4,381	$3,791	$3,213

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $4.4 million at December 31, 2012, compared with $7.8 million at December 31, 2011. The primary drivers of this decline are the further depletion of the first loss account, the amount of the credit losses expected under each master commitment for which we are responsible, under our largest master commitment and some improvement in loan loss severities and delinquency rates of our investments in conventional mortgage loans since December 31, 2011. For information on the determination of the allowance at December 31, 2012, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Critical Accounting Estimates — Allowance for Loan Losses.

We place conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. The following table presents our delinquent loans and allowance for credit losses.

Delinquent Mortgage Loans (dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008
Total par value past due 90 days or more and still accruing interest	$23,210	$24,438	$19,874	$19,822	$14,207
Nonaccrual loans, par value	50,571	55,124	54,401	44,969	21,325
Troubled debt restructurings (not included above)	1,909	245	238	—	—

Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$2,420	$2,510	$2,460	$2,454	$1,120
Interest actually recognized in income during the period	1,730	2,016	1,930	2,316	1,041
Shortfall	$690	$494	$530	$138	$79

Allowance for credit losses on mortgage loans, balance at beginning of year	$7,800	$8,653	$2,100	$350	$125
Charge-offs	(259)	(22)	(148)	—	—
(Reduction of) provision for credit losses	(3,127)	(831)	6,701	1,750	225
Allowance for credit losses on mortgage loans, balance at end of year	$4,414	$7,800	$8,653	$2,100	$350

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (7.4 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (36.4 percent by outstanding principal balance). Our allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of December 31, 2012.

Summary of Higher-Risk Conventional Mortgage Loans As of December 31, 2012 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$176,457	6.46%	1.63%	8.67%
High loan-to-value loans (2)	37,549	0.80	0.65	11.78
Subprime and high loan-to-value loans (3)	5,164	2.99	4.47	14.93
Total high-risk loans	$219,170	5.41%	1.53%	9.35%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of December 31, 2012, we were the beneficiary of primary mortgage insurance coverage on $172.4 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $27.3 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of February 28, 2013, all of these mortgage insurance companies, with the exceptions of Triad Guaranty Insurance Corporation and Republic Mortgage Insurance Company, which are no longer rated by any of the NRSROs, have a credit rating of triple-B or lower (or equivalent) by at least one NRSRO as presented in the below table. Ordinarily we do not accept primary mortgage insurance from a mortgage insurance company for our investments in conventional mortgage loans unless that company is rated at least triple B- by S&P at the time of our investment in the loan (although we may accept lower-rated mortgage insurance provided we obtain additional credit enhancement in such form as we deem appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two mortgage insurance companies have a credit rating of at least triple B- as of February 28, 2013, we could develop increasing concentrations of exposure to those mortgage insurance companies. We have established and maintain limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. However, those exposure limits could lead to fewer mortgage loan investment opportunities for us.

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

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	As of February 28, 2013		December 31, 2012
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	$111,098	$26,213	$16,195	$42,408	68.2%
Genworth Mortgage Insurance Corporation	B/Ba2/NR	Negative	29,261	7,604	—	7,604	12.2
Mortgage Guaranty Insurance Corporation	B-/B2/NR	Negative	17,176	4,127	912	5,039	8.1
CMG Mortgage Insurance Company	BBB-/NR/NR	Negative	8,138	2,122	—	2,122	3.4
PMI Mortgage Insurance Company (1)	NR/Caa3/NR	Negative	3,073	787	—	787	1.3
Radian Guaranty Incorporated	B-/Ba3/NR	Negative	1,014	267	2,657	2,924	4.7
Republic Mortgage Insurance Company (2)	NR/NR/NR	N/A	2,503	621	649	1,270	2.0
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	153	38	—	38	0.1
			$172,416	$41,779	$20,413	$62,192	100.0%
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

Deposits

We offer demand and overnight deposits, custodial mortgage accounts, and term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2012, and December 31, 2011, deposits totaled $595.0 million and $654.2 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both December 31, 2012, and December 31, 2011, amounted to $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $111,000 and $16.5 million as of December 31, 2012, and December 31, 2011, respectively.

Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $907.1 million and $905.3 million as of December 31, 2012, and December 31, 2011, respectively.

We offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same counterparty under a master-netting arrangement.

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

We had commitments for which we were obligated to invest in mortgage loans with par values totaling $30.9 million and $17.7 million at December 31, 2012, and December 31, 2011, respectively. All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2012, and December 31, 2011. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			December 31, 2012		December 31, 2011
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,883,040	$(491,931)	$7,850,557	$(603,754)
	Swaps	Economic	139,500	(1,166)	10,750	(282)
Total associated with advances			6,022,540	(493,097)	7,861,307	(604,036)
Available-for-sale securities	Swaps	Fair value	711,915	(361,956)	711,915	(379,375)
	Caps and floors	Economic	300,000	50	300,000	786
Total associated with available-for-sale securities			1,011,915	(361,906)	1,011,915	(378,589)
Trading securities	Swaps	Economic	225,000	(32,476)	225,000	(29,503)
COs	Swaps	Fair value	7,980,795	66,357	10,743,550	196,640
	Swaps	Economic	1,000,000	406	—	—
	Forward starting swaps	Cash Flow	1,250,000	(64,897)	700,000	(31,981)
Total associated with COs			10,230,795	1,866	11,443,550	164,659
Deposits	Swaps	Fair value	20,000	2,685	20,000	3,986
Total			17,510,250	(882,928)	20,561,772	(843,483)
Mortgage delivery commitments			30,938	19	17,734	128
Total derivatives			$17,541,188	(882,909)	$20,579,506	(843,355)
Accrued interest				(24,072)		(25,187)
Cash collateral				—		(20,241)
Net derivatives				$(906,981)		$(888,783)
Derivative asset				$111		$16,521
Derivative liability				(907,092)		(905,304)
Net derivatives				$(906,981)		$(888,783)
 _______________________
(1) Embedded advance derivatives separated from the the host contract with a notional amount of $139.5 million and a fair value of $1.2 million are not included in the table.

The following tables present our hedging strategies at December 31, 2012 and 2011.

Hedging Strategies As of December 31, 2012 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay-fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$2,665,515	$—	$—
Pay-fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	3,197,525	—	—
Pay-floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	20,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate index	—	139,500	—
		5,883,040	139,500	—

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	711,915	225,000	—
Interest-rate cap	Offsets the interest rate cap embedded in a variable rate investment	—	300,000	—
		711,915	525,000	—

Deposits
Receive-fixed, pay floating interest-rate swap	Converts the deposit's fixed rate to a variable rate index	20,000	—	—

CO Bonds
Receive-fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	6,665,795	—	—
Receive-fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	1,315,000	—	—
Receive floating, pay floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	—	1,000,000	—
Forward-starting, interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	1,250,000
		7,980,795	1,000,000	1,250,000

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	30,938	—
Total		$14,595,750	$1,695,438	$1,250,000

Hedging Strategies As of December 31, 2011 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay-fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$3,116,732	$—	$—
Pay-fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	4,713,825	10,750	—
Pay-floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	20,000	—	—
Interest-rate cap, floor, corridor, or collar	Offsets the interest cap, floor, corridor or collar embedded in a variable rate advance	—	—	—
		7,850,557	10,750	—

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	711,915	225,000	—
Pay-fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment	—	—	—
Interest-rate cap	Offsets the interest rate cap embedded in a variable rate investment	—	300,000	—
		711,915	525,000	—

Deposits
Receive-fixed, pay floating interest-rate swap	Converts the deposit's fixed rate to a variable rate index	20,000	—	—

CO Bonds
Receive-fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	8,573,550	—	—
Receive-fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	2,170,000	—	—
Forward-starting, interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	700,000
		10,743,550	—	700,000

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	17,734	—
Total		$19,326,022	$553,484	$700,000

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $13.9 billion, representing 79.0 percent of all derivatives outstanding as of December 31, 2012. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of December 31, 2012 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$778,060	$(10,205)	$778,060	$10,184	3.61%	0.32%	3.47%	0.46%
Due after one year through two years	811,750	(30,226)	811,750	30,176	2.98	0.31	2.76	0.53
Due after two years through three years	537,515	(30,239)	537,515	30,214	3.16	0.32	2.76	0.72
Due after three years through four years	1,030,695	(76,798)	1,030,695	76,356	2.97	0.31	2.67	0.61
Due after four years through five years	1,769,130	(254,861)	1,769,130	253,113	4.04	0.31	3.91	0.44
Thereafter	955,890	(89,602)	955,890	89,388	3.00	0.32	2.64	0.68
Total	$5,883,040	$(491,931)	$5,883,040	$489,431	3.40%	0.32%	3.16%	0.56%
_______________________

(1)	Included in the advances hedged amount are $3.2 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2012.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of December 31, 2012 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,958,100	$29,691	$3,958,100	$(29,600)	1.47%	1.51%	0.27%	0.23%
Due after one year through two years	1,010,000	12,034	1,010,000	(12,034)	1.14	0.99	0.21	0.36
Due after two years through three years	1,417,695	21,445	1,417,695	(21,445)	0.85	0.86	0.20	0.19
Due after three years through four years	100,000	1,745	100,000	(1,745)	1.08	1.02	0.26	0.32
Due after four years through five years	425,000	2,544	425,000	(2,591)	0.85	0.85	0.16	0.16
Thereafter	1,070,000	(1,102)	1,070,000	574	1.30	1.30	0.13	0.13
Total	$7,980,795	$66,357	$7,980,795	$(66,841)	1.26%	1.26%	0.22%	0.22%
_______________________

(1)	Included in the CO Bonds hedged amount are $1.3 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2012.

We engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Transactions with Related Parties for outstanding derivatives with affiliates of members.

Impact of the Dodd-Frank Act on Our Derivatives Activities

The Dodd-Frank Act has resulted in the issuance of various regulations impacting derivatives that will, among other things, require us to clear at least some of our derivatives through derivatives-clearing organizations that are registered with the CFTC. Preparations to clear derivatives through derivatives-clearing organizations have entailed and will likely continue to entail incremental costs and operational changes for our derivatives activities. Further, we might need, for regulatory or economic reasons, to structure our derivatives such that they are clearable through a derivatives-clearing organization, even though they would not exactly match the critical economic terms of the item being hedged. In such a case, they would then be imperfect hedges and might not qualify for hedge accounting. For additional information on the Dodd-Frank Act's impact and potential impact on our derivatives activities see — Legislative and Regulatory Developments — Developments under the Dodd-Frank Act Impacting Derivatives Transactions.

Derivative Instruments Credit Risk. We are subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently receive only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e, we are in the money). The resulting net exposure at fair value is reflected in the derivative instruments table below. We presently pledge only securities collateral to counterparties with whom we are in a current negative fair-value position (i.e, we are out of the money). From time to time, due to timing differences or derivatives valuation differences, and the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of December 31, 2012.

Derivatives Counterparty Credit Exposure As of December 31, 2012 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Double-A	$25,000	$65	$—	$—	$65
Single-A	58,500	11	—	—	11

Liability positions with credit exposure:
Single-A	6,537,985	(590,653)	—	608,605	17,952
Total derivative positions with non-member counterparties to which we had credit exposure	6,621,485	(590,577)	—	608,605	18,028

Mortgage delivery commitments (2)	30,938	35	—	—	35
Total	$6,652,423	$(590,542)	$—	$608,605	$18,063

Derivative positions without credit exposure:
Double-A	$70,000
Single-A	7,493,075
Triple-B	3,325,690
Total derivative positions without credit exposure	$10,888,765
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

The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new derivative trades only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's, although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. The master agreements generally provide for lower amounts of unsecured exposure to lower-rated counterparties. These agreements are bilateral and could require us to deliver additional collateral to the counterparty if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

We note that during the quarter ended December 31, 2012, we had two Eurozone derivatives counterparties: one domiciled in France and one domiciled in Germany, each of which is rated single-A or higher by all three of the major NRSROs. We had $8.0 million in unsecured derivatives exposure to these Eurozone financial institutions on December 31, 2012. Our maximum unsecured derivatives exposure to any Eurozone counterparty was $20.0 million during the quarter ended December 31, 2012.

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	December 31, 2012
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$2,593,715	14.8%	$(397,718)
Barclays Bank PLC	2,139,545	12.2	(63,546)
JP Morgan Chase Bank	2,085,800	11.9	(97,235)
Goldman Sachs Capital Markets, LP	1,838,470	10.5	(94,748)

	December 31, 2011
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$3,085,095	15.0%	$(66,457)
Deutsche Bank AG	2,957,965	14.4	(407,931)
Citigroup Financial Products, Inc.	2,749,040	13.4	(73,395)
Morgan Stanley Capital Services, Inc.	2,414,150	11.7	(115,873)
Goldman Sachs Capital Markets, LP	2,286,725	11.1	(78,858)

We may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. We also engage in short-term secured reverse repurchase agreements with affiliates of these counterparties. All of these counterparties have affiliates that buy, sell, and distribute our COs.

RISK MANAGEMENT

We have a comprehensive risk-governance structure. We have identified the following major risk categories relevant to business activities:

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

•
Market risk is the risk to earnings or shareholder value due to adverse movements in interest rates, market prices, or interest-rate spreads. Market risk is overseen by the Asset-Liability Committee through ongoing review of the economic value of capital and its sensitivity as captured in such metrics including, but not limited to, duration of equity and value-at-risk (VaR). The Asset-Liability Committee also reviews income simulations to oversee potential exposure to future earnings volatility. Market risk is discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

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

•
Business risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions, or from external factors as may occur in both the short- and long-run, including from legislative and regulatory developments. Business risk is overseen by the Management Committee and the Asset-Liability Committee. Business risk is further discussed below under — Business Risk.

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

Management establishes a quantifiable connection between our desired risk profile and our risk tolerances and risk limits as expressed in our risk-management policy. Management is responsible for maintaining internal policies consistent with the risk management policy. Our chief risk officer is responsible for communicating material changes to these internal policies to the board of directors' Risk Committee. Management is also responsible for monitoring, measuring, and reporting risk exposures to the board of directors.

Management further delineates our desired risk profile for specific business activities and provides risk oversight through its following committees:

•
Management Committee is the overall risk-governance, strategic-planning, and policymaking group. The committee, which is comprised of our most senior officers, reviews and considers all major policy issues, and issues raised by our standing committees. The committee members serve as a resource to our president and chief executive officer on all matters affecting us, our members, and the external environment in which we operate.

•
Asset-Liability Committee is responsible for approving internal policies for the management of market risk, liquidity risk and leverage risk. The Asset-Liability Committee also conducts monitoring and oversight of these risks on an ongoing basis, and promulgates strategies to enhance our financial performance within established risk limits consistent with the strategic business plan and the risk management policy. The Asset-Liability Committee also establishes pricing guidelines for our credit and deposit products.

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

•
Information, Project Portfolio, and Technology Governance Committee provides senior management oversight and governance of the information technology, information security, project management, and business-continuity functions. The committee allocates an overall level of funding established by the board of directors for major initiatives among projects that support our goals and objectives consistent with our annual business plan and budget.

•
Disclosure Committee oversees all financial disclosures that we make and is intended to ensure that our disclosures comply with applicable laws and regulations. Among other things, the Disclosure Committee evaluates the effectiveness of our disclosure controls and procedures and helps to assess the quality of the disclosures that are made in the periodic reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized, and reported correctly and within the required time periods. The Disclosure Committee uses subcommittees comprised of internal experts on certain topics from time to time. For example, one subcommittee assists in other-than-temporary impairment and valuation assessments of our investments.

This list of internal management committees or their respective missions may change from time to time.

Business Risk

Management's strategies for mitigating business risk include annual and long-term strategic planning exercises; continually monitoring key economic indicators, projections, competitive threats, and our external environment; and developing contingency plans where appropriate.

Operational Risk

We are subject to operational risk, which is the risk of unexpected loss resulting from, among other possible sources, human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems.

We have policies and procedures intended to mitigate operational risks. We train our employees for their roles and maintain written policies and procedures for our key functions. We maintain a system of internal controls designed to adequately segregate responsibilities and appropriately monitor and report on our activities to management and the board of directors. Our Internal Audit department, which reports directly to the Audit Committee of the board of directors, regularly monitors our adherence to established policies and procedures. Some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely impact us.

Operational risk includes risk arising from breaches of our cybersecurity or other cyber incidents that could result in a failure or interruption of our information technology or other technology. We have not experienced a disruption in our information systems or other technology that has had a material adverse impact on us. However, we rely heavily on our information systems and other technology to conduct and manage our business and failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. We take several steps to protect our information systems and technology, including operational redundancy and supplier diversity along with monitored physical and logical security controls to protect our information systems and data.

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

Disaster-Recovery/Business Continuity Provisions. We maintain a disaster-recovery site in Massachusetts to provide continuity of operations in the event that our Boston headquarters becomes unavailable. For example, we used this site when our headquarters became temporarily unavailable in March 2012 due to a fire in the vicinity and we were able to continue our operations without interruption. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. We also have a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term advances in the event that our facilities are inoperable. In the event that the FHLBank of Topeka's facilities are inoperable, we have agreed to provide short-term liquidity advances to the FHLBank of Topeka's members.

Insurance Coverage. We have insurance coverage for employee fraud, forgery, alteration, and embezzlement, as well as director and officer liability protection for, among other things, breach of duty, negligence, and acts of omission. Additionally, comprehensive insurance coverage is currently in place for employment practices liability, electronic data-processing equipment and software, personal property, leasehold improvements, fire, explosion, water damage, and personal injury including slander and libelous actions. We maintain additional insurance protection as deemed appropriate, which covers liability arising from automobiles, company credit cards, and business-travel accidents for both directors and staff. We use the services of an insurance consultant who periodically conducts a review of our insurance coverage levels.

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

In September 2012, the Office of Finance revised its methodology for the allocation of the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital, with FHLBanks with greater total regulatory capital in absolute terms receiving greater allocations of issuance proceeds. The Office of Finance will use this method in such periods unless it determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in our ability to access the capital market, market conditions or this allocation could adversely impact our ability to finance our operations, which could adversely impact our financial condition and results of operations.

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

For information and discussion of our guarantees and other commitments we may have, see — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations below, and for further information and discussion of the joint and several liability for FHLBank COs, see — Debt Financing — Consolidated Obligations below.

Internal Sources of Liquidity

Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2012. The following table provides our liquidity position with respect to this requirement.

Liquidity Reserves for Deposits (dollars in thousands)

	December 31,
	2012	2011
Liquid assets(1)
Cash and due from banks	$240,945	$112,094
Interest-bearing deposits	192	177
Advances maturing within five years	17,788,333	20,707,967
Total liquid assets(1)	18,029,470	20,820,238
Total deposits	594,968	654,246
Excess liquid assets(1)	$17,434,502	$20,165,992
 ________________________

(1)	For purposes of the regulatory requirement liquid assets include cash, obligations of the U.S., and advances with maturities of less than five years.

We maintain structural liquidity to ensure we meet our day-to-day business needs and our contractual obligations. We define structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, noncontractual obligations or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that maturing advances are renewed, member overnight deposits are withdrawn at a rate of 50 percent per day, and commitments (MPF and other commitments) are taken down at a conservatively projected pace. We define available liquidity as the sources of funds available to us through our normal access to the capital markets, subject to leverage, credit line capacity, and collateral constraints. Our risk-management policy requires us to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods.

The following table shows our structural liquidity as of December 31, 2012.

Structural Liquidity As of December 31, 2012 (dollars in thousands)

	Month 1	Month 2	Month 3
Projected net cash flow (1)	$2,116,467	$2,073,111	$1,229,152
Less: Cumulative contingent obligations	(5,391,638)	(6,917,806)	(8,257,048)
Equals: Net structural liquidity need	(3,275,171)	(4,844,695)	(7,027,896)
Available borrowing capacity (2)	$47,779,402	$48,565,066	$50,606,772
Ratio of available borrowing capacity to net structural liquidity need	14.59	10.02	7.20
Minimum ratio required by our risk management policy	1.00	0.50	0.50
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

(2)
Available borrowing capacity is the CO issuance capacity based on achieving leverage up to our internal minimum capital requirement. For information on this internal minimum capital requirement, see — Internal Capital Practices and Policies — Internal Minimum Capital Requirement in Excess of Regulatory Requirements.

Finance Agency regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. We complied with this requirement at all times during the year ending December 31, 2012. As of December 31, 2012 and December 31, 2011, we held a surplus of $11.4 billion and $12.8 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of December 31, 2012.

Contingency Liquidity As of December 31, 2012 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$1,060,072
Contingency borrowing capacity (exclusive of CO issuances)	10,333,199
Net contingency borrowing capacity	$11,393,271
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the year ended December 31, 2012.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the year ended December 31, 2012. During the year ended December 31, 2012, this gap averaged 5.1 percent (maximum level 7.4 percent and minimum level 1.2 percent). As of December 31, 2012, this gap was 4.6 percent, compared with 9.2 percent at December 31, 2011.

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

Debt Financing — Consolidated Obligations

Our primary source of liquidity is via CO issuances. At December 31, 2012, and December 31, 2011, outstanding COs, including both CO bonds and CO discount notes, totaled $34.8 billion and $44.5 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2012, and December 31, 2011. CO bonds outstanding for which we are primarily liable at December 31, 2012, and December 31, 2011, include issued callable bonds totaling $2.1 billion and $3.0 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 24.9 percent and 32.9 percent of the outstanding COs for which we are primarily liable at December 31, 2012, and December 31, 2011, respectively, but accounted for 90.9 percent and 97.3 percent of the proceeds from the issuance of such COs during the years ended December 31, 2012 and 2011, respectively, due, in particular, to our frequent overnight CO discount note issuances.

The table below shows our short-term borrowings for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands).

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Outstanding par amount at end of the period	$8,640,000	$14,652,040	$18,526,985	$1,312,470	$2,858,500	$560,000
Weighted-average rate at the end of the period	0.09%	0.01%	0.11%	0.15%	0.25%	0.33%
Daily-average par amount outstanding for the period	$12,581,614	$13,352,326	$20,201,679	$1,150,150	$1,503,919	$3,057,981
Weighted-average rate for the period	0.09%	0.07%	0.15%	0.21%	0.26%	0.41%
Highest par amount outstanding at any month-end	$16,611,503	$17,241,908	$25,366,103	$2,696,500	$2,997,000	$5,887,000

Although we are primarily liable for our portion of COs, that is, those issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $687.9 billion and $691.9 billion at December 31, 2012 and 2011, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. We have not paid any obligations on behalf of the other FHLBanks during the years ended December 31, 2012 and 2011.

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

The FHLBank Act authorizes the Secretary of the U.S. Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the U.S. Treasury. There were no such purchases by the U.S. Treasury during the year ended December 31, 2012.
For additional information on COs, including their issuance, see Item 1 — Business — Consolidated Obligations.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and good market access during the period covered by this report. Further, financial markets have remained generally calm notwithstanding the U.S. federal government's future fiscal plans; national debt challenges; and debt crises in the Eurozone. The U.S. economy grew modestly during the year ended December 31, 2012, and employment growth was generally stronger throughout this period than it had been throughout 2011. However, continued uncertainty as to the resolution of statutorily mandated deficit reduction and the failure of the Congress to agree to a plan to increase the current debt ceiling could negatively impact the market for CO debt over the course of 2013.

We continue to operate in a prolonged, historically low-interest-rate environment as discussed under — Executive Summary — Low-Interest-Rate Environment. Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low-interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have had no difficulty issuing debt in the amounts and structures required to meet our funding and risk-management needs. Throughout the year ended December 31, 2012, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into 2013. Among the factors that could further shape demand for COs in 2013, we note the potential downgrade of the U.S. federal government, as discussed under — Executive Summary — Low-Interest-Rate Environment. We further note that the NRSROs have historically indicated that FHLBank credit ratings, including credit ratings for COs, are constrained by the rating of the U.S. federal government. Accordingly, a Moody's downgrade of the U.S. federal government could result in a downgrade of the FHLBanks and COs. For a discussion of how an NRSRO downgrade could impact us, see Item 1A — Risk Factors — Business and Reputation Risks — An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, require us to deliver collateral to certain derivatives counterparties, and/or adversely impact demand for certain of our products. Finally, as noted in Item 1A — Risk Factors — Market and Liquidity Risks — Legislative or regulatory reforms that impact investors in COs could adversely impact our funding availability and costs, the implementation of reforms impacting money-market funds could cause a significant reduction in the size of these funds, and thus, the loss of this investor base for short-term CO debt.

Capital

Our total GAAP capital increased $77.1 million to $3.6 billion at December 31, 2012. The increase was attributable to a net reduction of $57.8 million in accumulated other comprehensive loss, a $189.5 million increase in retained earnings, and the purchase of $68.2 million of capital stock by members during the year ended December 31, 2012, offset by our partial excess capital stock repurchase of $237.4 million in March 2012.

The FHLBank Act and Finance Agency regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2012, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital.

Our membership includes commercial banks, thrifts, credit unions, and insurance companies with concentrations of capital stock shown in the table below (dollars in thousands).

Capital Stock Outstanding by Member Type (dollars in thousands)

December 31, 2012
Commercial banks	$1,899,594
Thrift institutions	1,074,175
Credit unions	271,368
Insurance companies	210,028
Total GAAP capital stock	3,455,165
Mandatorily redeemable capital stock	215,863
Total regulatory capital stock	$3,671,028

We note that Bank of America Rhode Island, N.A. has notified us of its plans to merge into its parent BANA and is targeting completion of the merger in April 2013. BANA is ineligible for membership, so the expected completion of this merger will result in the loss of our largest member by capital stock, holding $976.1 million, or 26.6 percent, of our total capital stock outstanding at December 31, 2012. For a discussion of our expectations of the impact of the loss of this member upon the expected completion of the merger, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.

Statutory and Regulatory Restrictions on Capital-Stock Redemption. In accordance with the Gramm-Leach-Bliley Act of 1999, as amended (the GLB Act), our stock is putable by the member. However, there are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding stock, including the following:

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

Our ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources. As discussed in that Item, we may repurchase excess stock in our sole discretion, although we note our continuing moratorium on repurchases of excess stock other than in limited, former member-related instances of insolvency. Although we completed a partial repurchase of excess stock on each of March 11, 2013, and March 9, 2012, there are no plans to conduct another excess stock repurchase in 2013. Further, on January 25, 2013, our board of directors adopted a resolution that it will not conduct excess stock repurchases other than in limited, former member-related instances of insolvency without obtaining the Finance Agency's nonobjection, which we do not expect to pursue again in 2013. We will consider whether and how to conduct other repurchases of excess stock as part of our business planning process for 2014.

The FHLBank Act and Finance Agency regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2012, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital. Additionally, we are subject to a capital rule under Finance Agency regulations, discussed under — Capital Rule and have adopted minimum capital requirements in excess of regulatory requirements, which is discussed under — Internal Minimum Capital Requirement in Excess of Regulatory Requirements.
Subject to applicable law, we redeem capital stock for any member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership following the expiry of the stock redemption period. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $215.9 million and $227.4 million at December 31, 2012, and December 31, 2011, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock.

We have the authority, but are not obliged, to repurchase excess stock, and we continue a moratorium on the repurchase of excess stock, apart from limited repurchases, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock. At each of December 31, 2012, and December 31, 2011, excess stock totaled $2.1 billion as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2012	$639,941	$898,557	$1,538,519	$3,671,027	$2,132,508
December 31, 2011	623,793	1,104,877	1,728,692	3,852,777	2,124,085
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

By letter dated December 21, 2012, the Acting Director of the Finance Agency notified us that, based on September 30, 2012, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified us of our capital classification based on December 31, 2012, financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, retained earnings target and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating range of 4.0 percent to 7.5 percent for our capital ratio, a range adopted in conjunction with our capital preservation measures. Our capital ratio was 10.6 percent at December 31, 2012, a ratio in excess of the targeted operating range. This results principally from our limited repurchases of excess stock accompanied with a significant decline in advances balances since 2008, as discussed under — Executive Summary — Decline of Advances Balances.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of our regulatory capital requirement plus our retained earnings target. As of December 31, 2012, this internal minimum capital requirement equaled $2.5 billion, which was satisfied by our actual regulatory capital of $4.3 billion.

Retained Earnings Target

Our retained earnings target is $825.0 million, a target selected on February 21, 2013 in recognition of the continuing improvement in the Bank's financial condition. The prior target had been $875.0 million. The target was lowered principally due to (i) a reduction in potential losses attributable to credit risk, and (ii) the Bank's recognition of losses in prior periods on certain private-label MBS. Nonetheless, the Bank continues to maintain a high retained earnings target due to continuing uncertainty about the economic and housing recovery.

At December 31, 2012, we had total retained earnings of $587.6 million, consisting of $523.2 million in unrestricted retained earnings and $64.4 million in restricted retained earnings. For information on our restricted retained earnings contribution requirement, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital. Amounts in our restricted retained earnings account are not available to pay dividends. Although these restricted retained earnings are not available to pay dividends, they may be applied to satisfy our internal retained earnings target, which is determined independently of the restricted retained earnings requirement defined under the Joint Capital Agreement.

Our methodology for determining retained earnings adequacy incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements of this risk are market risk and credit risk. Market risk is represented through the Bank's VaR market-risk measurement which estimates the 99th percentile worst case of potential changes in our market value of equity due to potential shifts in yield curves applicable to our assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due to but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults.

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
Dividend Limitations

There are various limitations on our ability to declare dividends, as discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Restricted Retained Earnings and the Joint Capital Agreement

Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account in accordance with the Joint Capital Agreement. The Joint Capital Agreement is a voluntary capital initiative among the FHLBanks intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income (net of that FHLBank's obligation to its Affordable Housing Program) to a restricted retained earnings account beginning with the calendar quarter-end following the satisfaction of the FHLBanks' obligation to make payments to REFCorp. This obligation commenced with our results at September 30, 2011, based on the satisfaction of the REFCorp obligation. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. The agreement requires each FHLBank to contribute to its restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). At December 31, 2012, our total restricted retained earnings contribution requirement was $373.8 million compared with our total contribution on that date of $64.4 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides:

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

Through the second quarter of 2011, we were required to pay 20 percent of our net earnings (after the AHP assessment) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP and interest expense on mandatorily redeemable capital stock (but after expenses for REFCorp). Based on our net income of $207.1 million for the year ended December 31, 2012, our AHP assessment was $23.1 million. See Item 1 — Business — Assessments for additional information regarding the AHP and REFCorp assessments.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2012.

Contractual Obligations as of December 31, 2012 (dollars in thousands)

	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations(1)	$25,805,235	$8,344,355	$8,929,025	$5,098,165	$3,433,690
Estimated interest payments on long-term debt(2)	2,120,559	474,720	618,100	350,238	677,501
Capital lease obligations	172	47	94	31	—
Operating lease obligations	27,724	2,485	4,985	5,003	15,251
Mandatorily redeemable capital stock	215,863	80,259	—	135,604	—
Commitments to invest in mortgage loans	30,938	30,938	—	—	—
Pension and post-retirement contributions	3,610	127	398	592	2,493
Total contractual obligations	$28,204,101	$8,932,931	$9,552,602	$5,589,633	$4,128,935
_______________________

(1)
Includes CO bonds outstanding at December 31, 2012, at par value, based on the contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2012, has been used to project future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

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

Accounting for Derivatives

Derivatives are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. All of our derivatives are either 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, 2) embedded in a host financial instrument, such as an advance or an investment security, or 3) derivative contracts structured to offset some or all of the risk exposure inherent in our member-lending, investment, and funding activities. We are required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivatives positioned to mitigate market-risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, our reported earnings may exhibit considerable variability. We generally employ hedging techniques that are effective under the hedge-accounting requirements. However, not all of our hedging relationships meet the hedge-accounting requirements. In some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available. As required by Finance Agency regulation and our policy, derivatives that do not qualify as hedging instruments pursuant to GAAP may be used only if we document a nonspeculative purpose.

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

If the hedge does not meet the criteria for shortcut accounting, it is treated as a long-haul fair-value hedge, where the change in the value of the hedged item attributable to changes in the benchmark interest rate must be measured separately from the derivative and effectiveness testing must be performed with results falling within established tolerances. If the hedge fails its effectiveness test, the hedge no longer qualifies for hedge accounting and the derivative is marked through current-period earnings without any offset related to the hedged item.

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

Prior to December 31, 2012, the discount rate used in our discounted cash-flow model for calculating derivative fair values was based on the LIBOR swap curve and forward rates at period-end. During the fourth quarter of 2012, we observed an increasing trend in the use of the overnight-index swap (OIS) curve by other market participants to value certain collateralized derivative contracts. We performed a survey of market participants and determined that OIS was the appropriate discount rate to be used for valuation of our interest-rate derivatives contracts in which the recipient of collateral maintains the right to rehypothecate pledged collateral, while LIBOR continues to be the appropriate discount rate for interest-rate derivatives contracts in which the recipient of collateral has no right to rehypothecate pledged collateral. Accordingly, on December 31, 2012 we adopted the OIS curve as the discount rate for collateralized interest-rate derivatives with rehypothecation rights. The impact of this change was immaterial to our financial condition and results of operations.

We continue to use the LIBOR swap curve to discount cash flows on all associated hedged assets or liabilities in fair value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. For any such hedging relationship where the valuation of the derivative transaction is based on the OIS curve, there could be an increase in hedge ineffectiveness that in turn could result in the loss of hedge accounting for certain hedge relationships. Loss of hedge accounting for those hedge relationships would lead to increased net income volatility, which could be material. However, at December 31, 2012, no hedge relationships failed our hedge effectiveness criteria, and therefore no hedge relationships were de-designated on that date.

The fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or mutual optional termination at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity date, the effect of fair values is normally only a timing issue.
For derivatives and hedged items that meet the requirement described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivatives where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2012, we held derivatives that are marked to market with no offsetting qualifying hedged item including $300.0 million notional of interest-rate caps and floors, $1.4 billion notional of interest-rate swaps, and $30.9 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2012, was an unrealized loss of $33.2 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Estimated Change in Fair Value of Undesignated Derivatives As of December 31, 2012 (dollars in thousands)

	+50 basis points	+100 basis points
Change from base case
Interest-rate caps and swaps(1)	$8,486	$16,388
_______________________

(1)
Given the low-interest-rate environment experienced at the end of 2012, we do not believe that technical valuations generated through a down 100 basis point and a down 50 basis point rate shock are representative of potential shifts in the instruments' values.

These derivatives economically hedge certain advances, investment securities, and CO bonds. Although these economic hedges do not qualify or were not designated for hedge accounting, they are an acceptable hedging strategy under our risk-management program. Our projections of changes in value of the derivatives have been consistent with actual experience.

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

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between willing market participants at the measurement date, or an exit price. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability. To determine the fair value or the exit price, entities must determine the unit of account, principal market, market participants, and for non-financial instruments the highest and best use. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

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

Prior to December 31, 2012, the discount rate used in our discounted cash-flow model for valuation of derivatives was based on the LIBOR swap curve and forward rates at period-end. During the fourth quarter of 2012, we observed an increasing trend in the use of the OIS curve by other market participants to value certain collateralized derivative contracts. We performed an assessment of market participants and determined that OIS was the appropriate discount rate to be used for valuation of our interest-rate derivatives contracts in which the recipient of collateral maintains the right to rehypothecate pledged collateral, while LIBOR continues to be the appropriate discount rate for interest-rate derivatives contracts in which the recipient of collateral has no right to rehypothecate pledged collateral. Accordingly, on December 31, 2012 we adopted the OIS curve as the discount rate for collateralized interest-rate derivatives with rehypothecation rights. The impact of this change was immaterial to our financial condition and results of operations.

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

For the period ended December 31, 2012, we employed the procedures to value our MBS that have been established by the Pricing Committee and also applied those procedures to value our non-MBS investments with the exception of floating-rate HFA securities. We have reviewed the Pricing Committee's procedures and determined that they are reasonably designed to determine that the estimated prices were exit prices. Accordingly, the following descriptions of our procedures for the period ended December 31, 2012, are the same as those established by the Pricing Committee. These processes are described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Fair Values — Investment Securities.

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

For the period ended December 31, 2012, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

Our valuation technique first requires the establishment of a “median price” for each security using a formula that is based upon the number of vendor prices received:

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

In the cases where two or more vendor prices are obtained, each vendor price is then compared to the median price defined above. Differences between all vendor prices received and the median price are then compared to the security's applicable tolerance parameters. All vendor prices that are within the security's tolerance parameters are averaged to arrive at the security's default price. In cases where one or more vendor prices have differences greater than the applicable tolerance parameter, these out-of-tolerance prices (the outliers) are subject to further analysis. Further analysis to exclude a vendor price or to determine if an outlier is a better estimate of fair value includes but is not limited to, comparison to i) prices provided by a fifth, third-party recognized valuation service, ii) observed market prices for similar securities, iii) non-binding dealer estimates, or iv) use of internal model prices, which we believe generally reflect the relevant facts and circumstances that a market participant would consider. Additionally, we ordinarily challenge a pricing vendor when a price falls outside of the tolerance parameters and/or if we determine that a price should be excluded as a result of our further analysis. When a pricing vendor agrees that its price is incorrect, we exclude that price from our determination of that security's final price. When a pricing vendor disagrees that its price is incorrect, our internal subject matter experts determine whether or not to consider that price in the determination of that security's final price in the valuation process based on all information available to the subject matter experts. In the case where management determines an outlier price is more representative of the security's price, then the outlier price will be used as the final price rather than the default price. If, on the other hand, management determines that an outlier (or outliers) is (are) in fact not representative of fair value, then the outlier(s) will be excluded from the default price calculation, and the default price is then used as the final price. In all cases, the final price is used to determine the fair value of the security.

As an additional step, we reviewed the final fair-value estimates of our private-label MBS as of December 31, 2012, for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our other-than-temporary-impairment assessment process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. We evaluated significant variances in conjunction with all of the other available pricing information to determine whether an adjustment to the fair-value estimate derived from the process described above was necessary.

As of December 31, 2012, four vendor prices were received for 93 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Substantially all of our securities were priced by at least three vendors. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios and including accretion associated with a significant increase in a security's expected cash flows, for the years ended December 31, 2012, 2011, and 2010, was a net increase to income of $2.0 million, $3.4 million, and $2.4 million, respectively.

Allowance for Loan Losses

Advances. We have experienced no credit losses on advances and currently do not anticipate any credit losses on advances for the reasons discussed under — Financial Condition — Advances Credit Risk. Accordingly, we make no allowance for losses on advances.

At December 31, 2012, and December 31, 2011, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. We believe that policies and procedures are in place to appropriately manage the credit risk associated with advances.

Mortgage Loans. We invest in both conventional mortgage loans and government mortgage loans under the MPF program. We have determined that no allowance for losses is necessary for government mortgage loans, as discussed under Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by supplemental mortgage insurance purchased by the member. The credit enhancement is the participating financial institution's potential loss in the second-loss position after the first loss account is exhausted. We incur all losses in excess of the credit enhancement.

As of December 31, 2012, and December 31, 2011, the allowance for loan losses on the conventional mortgage loan portfolio was $4.4 million and $7.8 million, respectively. The allowance reflects our estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2012 and 2011.

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

We use a third-party loan loss projection model to determine our loss severity estimates for our master commitments. We update our loss severity estimates periodically as we determine appropriate, but not less than once per year. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices. Starting with the quarter ended June 30, 2011, as part of our continuing effort to incorporate more precision into our estimation processes, we added a quarterly loss severity update for the

10 largest master commitments, reflecting a more current housing price index. Starting with the quarter ended December 31, 2012, we increased our quarterly loss severity update from our 10 largest master commitments to our 15 largest master commitments. These master commitments represent more than 50 percent of our total master commitments by outstanding principal balance and therefore this update is likely to capture any important changes during interim reporting periods.

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

For additional information on the allowance for loan losses, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

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

We perform our other-than-temporary impairment analysis for our private-label residential MBS using key modeling assumptions, inputs, and methodologies provided by the OTTI Governance Committee for our cash-flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. We participate in the OTTI Governance Committee, a committee that was formed by the FHLBanks to ensure consistency among the FHLBanks in their analyses of other-than-temporary impairment of private-label MBS in accordance with certain related guidance provided by the Finance Agency. The Finance Agency guidance provides certain guidelines to the FHLBanks for determining other-than-temporary impairment with the objective of promoting consistency in the determination of other-than-temporary impairment for private-label MBS among the FHLBanks. In general terms, these guidelines provide that each FHLBank:

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

In accordance with related Finance Agency guidance, we have contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for certain of our residential private-label MBS, as described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Other-Than-Temporary Impairment. We have tested the results of the FHLBank of San Francisco and the FHLBank of Chicago cash-flow modeling based on our internal modeling and determined that these results are reasonable. For each of these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying our MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. These analyses are based on the expected behavior of the underlying loans, whereby these loan-performance scenarios are applied against each security's credit-support structure to monitor credit-enhancement sufficiency to protect our investment. Model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral in conjunction with credit enhancements to fully return all contractual cash flows. For securities that have credit insurance from third parties, we perform a qualitative assessment as to the ability of the respective insurer to cover any projected shortfall of principal or interest for the security as further discussed in — Financial Condition — Investments Credit Risk.

Significant inputs to the analyses of these securities include projected prepayment rates, default rates, and loss severities. Since December 31, 2008, we had used increasingly stressful assumptions that on average reduce our projections of prepayment rates and increase our projections of default rates and loss severities for the loans underlying these securities. Due to the widening economic recovery, most parts of the country appear to be participating in a housing recovery, allowing us to maintain or improve the assumptions we use in our other-than-temporary-impairment analysis. However, some parts of the country are failing to participate in the housing recovery, leading us to again increase the severity of our assumptions for those areas for the assessment for the quarter ended December 31, 2012, based on trends impacting the underlying loans, including continued elevated unemployment rates; some further decline in housing prices followed by slower housing price recovery; and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

We own certain private-label MBS that are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then we consider the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, we have performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim-paying resources and anticipated claims in the future. This projection is referred to as the burn-out period and is expressed in months. The burn-out period for each monoline insurer is incorporated in the third-party cash-flow model as a key input. Any cash-flow shortfalls that occurred beyond the end of the burn-out period were considered not recoverable and the insured security was then deemed to be credit-impaired.

In instances in which a determination is made that a credit loss exists (defined as the difference between the present value of the cash flows expected to be collected, discounted at the security's effective yield, and the amortized cost basis, but limited to the difference between amortized cost and fair value of the security), but we do not intend to sell the debt security and it is not likely that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. If our cash-flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred. If we determine that an other-than-temporary impairment exists, we account for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis reduced by the other-than-temporary impairment recognized in income. The difference between the new amortized cost basis and the cash flows expected to be collected is amortized or accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Other-Than-Temporary Impairment for additional information related to management's other-than-temporary impairment analysis for the current period.

In addition to evaluating our residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index (HPI) scenario that was determined by the OTTI Governance Committee.

For the vast majority of housing markets, the base-case housing price forecast as of December 31, 2012, assumed home price changes for the fourth quarter of 2012 ranging from declines of 2.0 percent to increases of 2.0 percent. Beginning January 1, 2013, home prices in these markets were projected to recover using one of four different recovery paths that vary by housing market. The more stressful scenario was based on a housing-price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, home prices for the vast majority of markets were projected to decline by 3.0 to 7.0 percent during the fourth quarter of 2012. The following table presents projected home price recovery ranges by months under the base case and adverse case scenario.

	Recovery Range of Annualized Rates
Months	Base Case			Adverse Case
1 - 6	0.0%	to	2.8%	0.0%	to	1.9%
7 - 12	0.0%	to	3.0%	0.0%	to	2.0%
13 - 18	1.0%	to	3.0%	0.7%	to	2.0%
19 - 30	2.0%	to	4.0%	1.3%	to	2.7%
31 - 42	2.8%	to	5.0%	1.9%	to	3.4%
43 - 66	2.8%	to	6.0%	1.9%	to	4.0%
Thereafter	2.8%	to	5.6%	1.9%	to	3.8%

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of December 31, 2012 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ending December 31, 2012	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	1	$1,357	$(1)	2	$8,156	$(127)
Alt-A	10	150,672	(1,628)	41	788,879	(26,904)
Subprime	—	—	—	2	1,477	(35)
Total private-label MBS	11	$152,029	$(1,629)	45	$798,512	$(27,066)

RECENT ACCOUNTING DEVELOPMENTS

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The uncertain legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under HERA and the Dodd-Frank Act. We expect HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those which we use to hedge our interest rate and other risks. As a result of these requirements, beginning on June 10, 2013, we will be required to clear certain derivatives transactions through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Derivative transactions that are not required to be cleared will be subject to mandatory reporting, documentation, and minimum margin requirements. In anticipation of mandatory clearing, we have prepared necessary infrastructure and have cleared a derivative to test the infrastructure.

Mandatory Clearing. The CFTC issued its first set of mandatory clearing determinations on November 29, 2012 (first mandatory clearing determination). The first mandatory clearing determination will subject four classes of interest-rate swaps and two classes of credit default swaps to mandatory clearing beginning in the first quarter of 2013.

Certain of the interest-rate swaps into which we enter fall within the scope of the first mandatory clearing determination and, as such, we will be required to clear any such swaps. Based on the CFTC's implementation timeline for mandatory clearing determination we will have to comply with the mandatory clearing requirement for the specified interest-rate swaps that we execute on or after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivatives transactions, which could include certain interest-rate swaps into which we enter that are not within the scope of the first mandatory clearing determination.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that we may enter into with our members that have $10 billion or less in assets; the exception applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such member swaps would not be subject to mandatory clearing, although such swaps may be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades).

Mandatory clearing has required us to enter into new relationships and accompanying documentation with clearing members and additional documentation with the Bank's swap counterparties. We have tested our ability to use cleared swaps and expect to be able to use cleared swaps to satisfy our risk management needs by the time we are subject to mandatory clearing.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivatives transactions more costly.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, customer collateral must be segregated on an individual customer basis on the books of a futures commission merchant and derivatives clearing organization but may be commingled with the collateral of other customers of the same futures commission merchant in one physical account. The LSOC Model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model, and because of certain provisions applicable to futures commission merchant insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral in the event of a futures commission merchant insolvency. The collateral we post to futures commission merchants should not be at risk so long as the FCM remains solvent.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Although we have a substantial portfolio of derivatives transactions that are entered into for hedging purposes, and may engage in intermediated swaps with our members in the future, based on the definitions in the final rules jointly issued by the CFTC and the SEC in April 2012, we do not expect to be required to register as either a major swap participant or as a swap dealer. Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and the SEC in July 2012 to further define the term “swap,” call and put optionality in certain advances to our borrowers will not be treated as “swaps” so long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances should not be adversely impacted by the new derivatives regulations.

Margin for Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for uncleared trades. While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin requirements. The CFTC, the Finance Agency and other federal bank regulators proposed margin requirements for uncleared trades in 2011. Under the proposed margin rules, we would have to post both initial margin and variation margin to our swap dealer and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, we would be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivatives transactions that we enter into, making such trades more costly. Final margin rules are not expected until the second quarter of 2013 at the earliest and, accordingly, it is not likely that we will have to comply with such requirements until the end of 2013.

Developments Under the Financial Stability Oversight Council

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain, prudential standards. The guidance issued with this final rule provides that the Oversight Council expects to use process in making its determinations consisting of:

•
A first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of December 31, 2012, the Bank had $40.2 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20.0 billion or more in total debt outstanding. As of December 31, 2012, the Bank had $34.8 billion in total outstanding consolidated obligations, the Bank's principal form of outstanding debt;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	A third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then our operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

Oversight Council Recommendations Regarding Money-Market Mutual Fund Reform. The Oversight Council has requested comments with a comment deadline of February 15, 2013 on certain proposed recommendations for structural reforms of money-market mutual funds. The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of money-market mutual funds. The SEC has also indicated an interest in the possible reform of these funds. The demand for COs may be impacted by any structural reform ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

Significant Finance Agency Developments

Finance Agency Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule, as required by HERA, regarding prudential standards for the operation and management of the FHLBanks, including among other things, internal controls and information systems, internal audit systems, market and interest-rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days or such other time period as the Finance Agency establishes. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied within material respects, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the Finance Agency published a notice requesting comments, with a comment deadline of December 4, 2012, on a proposed Advisory Bulletin which set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The Finance Agency's notice states that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to the insured depository institution members, arising from the different states' statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The proposed standards include consideration of, among other things:

•	the level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	an FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether such an FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
the FHLBank's documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition; the FHLBank valuation of the pledged collateral; and whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking, with a comment deadline of December 4, 2012, that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days.

Other Significant Developments

CFPB Final Qualified Mortgage Rule. The CFPB issued a final rule with an effective date of January 10, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay certain types of loans such as home equity lines of credit, timeshare plans, reverse mortgages, and temporary loans. The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage; provided, that the mortgage meets the requirements to be considered a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for Fannie Mae or Freddie Mac (together, the Enterprises) to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the underwriting standards for a QM prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. The final rule provides for a rebuttable safe harbor from certain liability for QMs, which could incent lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely impacted.

National Credit Union Administration (NCUA) Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, NCUA published a proposed rule, with a comment deadline of September 28, 2012, requiring, among other things, that federally insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances.

Home Affordable Refinance Program, Other Foreclosure Prevention Efforts, and Related Legislation. In 2012, the Finance Agency, Fannie Mae, and Freddie Mac announced a series of changes that were intended to assist more eligible borrowers who can benefit from refinancing their home mortgages under the Home Affordable Refinance Program. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal and extending the end date for the program until December 31, 2013, for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness (including new short-sale/deed in lieu of foreclosure programs recently discussed), or converting delinquent borrowers into renters and conveying the properties to investors, have gained some popularity as well. If the Finance Agency requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.

Further, settlements announced in 2013 and 2012 with the banking regulators, the federal government, and the nation's largest mortgage servicers and state attorneys general are also likely to focus on loan modifications and principal writedowns. In late January 2013, the U.S. Treasury announced that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying private-label MBS. These programs, proposals, and settlements could ultimately impact investments in MBS, including the timing and amount of cash flows we realize from those investments. We monitor these developments and assess the potential impact of relevant developments on investments, including private-label MBS, as well as on our securities and loan collateral and on the creditworthiness of any of our borrowers that could be impacted by these issues. We continue to update our models, including the models we use to analyze investments in private-label MBS, based on these types of developments. Additional developments could result in further increases to loss projections from these investments.

Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying investments in agency MBS. If that should occur, these investments would be paid off in advance of original expectations, subjecting us to resulting premium acceleration and reinvestment risk.

Housing Finance and Housing GSE Reform. We expect Congress to continue consideration of possible reforms to the secondary mortgage market, including the resolution of the Enterprises. Bi-partisan efforts to develop reforms continue, and at least 10 separate bills have been introduced in the House of Representatives that would impact the Enterprises in a variety of significant ways. While none of the bills would directly impact the FHLBanks, it is expected that the legislation to reform housing finance and housing GSEs (including the Enterprises, the FHLBanks, and perhaps other federal GSEs with missions impacting housing finance) will again be a high priority in the House Financial Services Committee and the Senate Banking Committee. Any changes to the U.S. housing finance system could have consequences for the FHLBanks as we seek to provide access to liquidity for our members.

Outside of Congress, several Federal agencies have taken action over the past year to lay the groundwork for a new U.S. housing finance structure. In February 2012, the Finance Agency announced a strategic plan that declared the Enterprises are no longer “financially viable” and unveiled plans to create a single securitization platform and establish national standards for mortgage securitization. In March 2013, the Finance Agency announced plans to combine the back-office operations of the Enterprises to form the foundation of a standardized mortgage securitization platform that would eventually be privatized. In the summer of 2012, the U.S. Treasury announced a set of modifications to the preferred stock purchase agreements between the U.S. Treasury and the Finance Agency as conservator of the Enterprises to help expedite their wind-down. The changes required all future earnings from the Enterprises to be turned over to the U.S. Treasury and require the accelerated wind-down of their retained mortgage portfolios. By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to re-capitalize themselves and return to the market in their previous structure. While it is unclear how quickly the Enterprises might be wound down, it is apparent from these actions that changes to the U.S. mortgage finance system could occur in the not too distant future. However, it is impossible to determine at this time whether or when Congress or the Obama Administration may act on housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that are implemented.
CREDIT RATING AGENCY DEVELOPMENTS

As of March 15, 2013, S&P's long- and short-term credit ratings for us and 10 other FHLBanks are AA+ and A-1+, with a negative outlook. The other FHLBank is rated AA and A-1+, with a negative outlook. Moody's long- and short-term credit ratings for each of the FHLBanks are Aaa and P-1, with a negative outlook.

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

However, those assets and liabilities with embedded options, particularly our mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, our portfolio of MBS and ABS, and our portfolio of bonds issued by HFAs, represent more complex cash-flow structures and contain more risk of prepayment and/or call options. Because many of these assets are backed by residential mortgages that allow the borrower to prepay and refinance at any time without incurring a penalty, the behavior of these portfolios is asymmetric based on the movement of interest rates. If rates fall, borrowers have an incentive to refinance mortgages without penalty, which could leave us with lower-yielding replacement assets against existing debt assigned to the portfolio. If rates rise, borrowers will tend to hold existing loans longer than they otherwise would, imposing on us the risk of having to refinance maturing debt assigned to these portfolios at a higher rate, thereby narrowing the interest-rate spread generated by the assets.

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

These risks cannot always be profitably managed with a strategy in which each asset is offset by a liability with a substantially identical cash-flow structure. Therefore, we generally view each portfolio as a whole and allocate funding and hedging to these portfolios based on an evaluation of the collective market and interest-rate risks posed by these portfolios. We measure the estimated impact to fair value of these portfolios as well as the potential for income to decline due to movements in interest rates, and make adjustments to the funding and hedge instruments assigned as necessary to keep the portfolios within established risk limits.

We also incur interest-rate risk in the investment of our non-interest bearing member stock capital and retained earnings in interest-earning assets. Traditionally we have sought to invest our capital in liquid short-term money-market assets to maintain liquidity and to provide our members with a money-market-based return on capital. While this capital investment strategy is comparatively risk-neutral in terms of our market risk, it exposes our interest income to the level and volatility of rates in the markets. As the Federal Reserve has sought to stimulate the U.S. economy during the prolonged economic recession through a low-rate accommodative policy, our net interest income realized on our member stock capital investment has been lower than could have been realized on alternative longer-term investments.

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

We also face options risk, particularly in our portfolio of advances, mortgage loans, MBS, and HFA securities. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. For this reason, we are required by regulation to assess a prepayment fee that makes us financially indifferent to the prepayment, or in the case of callable advances, to charge an interest rate that is reflective of the value of the member's option to prepay the advance without a fee. However, in the mortgage loan, MBS, and HFA-bond portfolios, borrowers or issuers often have the right to repay their obligations prior to maturity without penalty, potentially requiring us to reinvest the returned principal at lower yields. If interest rates decline, borrowers may be able to refinance existing mortgage loans at lower interest rates, resulting in the prepayment of these existing mortgages and forcing us to reinvest the proceeds in lower-yielding assets. If interest rates rise, borrowers may avoid refinancing mortgage loans for periods longer than the average term of liabilities funding the mortgage loans, causing us to have to refinance the assets at higher cost. This right of redemption is effectively a call option that we have written to the obligor. Another less prominent form of options risk includes coupon-cap risk, which may be embedded into certain floating-rate MBS and limit the amount by which asset coupons may increase.

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

These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2012, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.5 billion, compared with $14.6 billion at December 31, 2011, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $858.0 million and $843.0 million at December 31, 2012, and December 31, 2011, respectively.

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

Advances

In addition to the general strategies described above, one tool that we use to reduce the interest-rate risk associated with advances are contractual provisions for advances with original fixed maturities of greater than six months that require borrowers to pay us prepayment fees, which make us financially indifferent if the borrower prepays such advances prior to maturity. These provisions protect against a loss of income under certain interest-rate environments.

Prepayment-fee income can be used to offset the cost of purchasing and retiring high-cost debt to maintain our asset-liability sensitivity profile. In cases where derivatives are used to hedge prepaid advances, prepayment-fee income can be used to offset the cost of terminating the associated hedge.

Investments

We hold certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At both December 31, 2012, and December 31, 2011, this portfolio of hedged investments had an amortized cost of $1.1 billion.

We also manage the market and interest-rate risk in our MBS portfolio. For MBS classified as held-to-maturity, we use debt that matches the characteristics of the portfolio assets. For example, for floating-rate ABS, we use debt that reprices on a short-term basis, such as CO discount notes or CO bonds that are swapped to a LIBOR-based floating-rate. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, we may use fixed-rate debt.

We also manage our interest-rate risk through the selective use of investment securities chosen to effect a particular risk- mitigation tactic, principally through the purchase of fixed-rate bullet maturity agency debentures and making advances that are funded by issuing debt with a duration generally no more than one year less than the associated security. We use this approach with its initial fixed spread in an effort to hedge our net interest income against the impact of low interest rates.

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

We mitigate our exposure to changes in interest rates by funding a portion of our mortgage portfolio with callable debt. When interest rates change, our option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing us to respond in kind to prepayment activity. Conversely, if interest rates increase, the debt may remain outstanding until maturity. We use various cash instruments including shorter-term debt, callable, and noncallable long-term debt to reprice debt when mortgages prepay faster or slower than expected. Our debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. We may incorporate the use of derivatives if the correlation with mortgage assets is higher than cash instruments. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks.

Swapped Consolidated Obligation Debt

We may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $8.9 billion, or 34.4 percent of our total outstanding CO bonds at December 31, 2012, compared with $10.7 billion, or 36.3 percent of total outstanding CO bonds, at December 31, 2011. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in our VaR calculations and fair-value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

Measurement of Market and Interest-Rate Risk

We measure our exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. We also measure VaR, duration of equity, and the other metrics discussed below.

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

Market Value of Equity/Book Value of Equity Ratio. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), is a theoretical measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, care must be taken to properly interpret the results of the MVE analysis as the theoretical basis for these valuations may not be fully representative of future realized prices. Further, valuations are based on market curves and prices respective of individual assets, liabilities, and derivatives, and therefore are not representative of future net income to be earned by us through the spread between asset market curves and the market curves for funding costs. MVE should not be considered indicative of our market value as a going concern or in a liquidation scenario, because it does not consider future new business activities, risk management strategies, or the net profitability of assets after funding costs are subtracted.

For purposes of measuring this ratio, the BVE is equal to our permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. BVE excludes accumulated other comprehensive loss. At December 31, 2012, our MVE was $3.9 billion and our BVE was $4.3 billion. At December 31, 2011, our MVE was $3.7 billion and our BVE was $4.3 billion. Our ratio of MVE to BVE was 92.7 percent at December 31, 2012, compared with 86.2 percent at December 31, 2011.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to Par Stock ratio. We target a MVE to Par Stock ratio of 100 percent or higher, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2012, that ratio was 107.6 percent.

The following chart displays our MVE to BVE and MVE to Par Stock ratios over the preceding quarters, based on the factors described above.

Adjusted Market Value of Equity/Par Stock Ratio. To better isolate and measure the impact of interest rate risk on our MVE/Par Stock ratio, we adjust the MVE for the impact of the depressed prices of our private-label MBS portfolio on our MVE, and have established a limit of a minimum of 100 percent for the ratio of Adjusted MVE to Par Stock. Under this measurement, the portion of the fair value below par not attributable to credit losses is added back to market value. Our policies require us to notify our board of directors' Risk Committee and to take steps to correct any breach of this limit. As of December 31, 2012, and December 31, 2011, the ratio of adjusted MVE to Par Stock was 110 percent and 108 percent, respectively. We complied with this limit at all times during the year ended December 31, 2012.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1978, consistent with Finance Agency regulations

The table below presents the historical simulation VaR estimate as of December 31, 2012, and December 31, 2011, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	December 31, 2012		December 31, 2011
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.16)%	$(6.2)	(0.15)%	$(5.5)
75%	0.53	21.0	0.69	25.2
95%	1.42	56.1	1.83	67.0
99%	2.03	80.0	2.49	91.3
_______________________
(1)          Loss exposure is expressed as a percentage of base MVE.

The following table outlines our VaR exposure to the 99th percentile, consistent with Finance Agency regulations, over 2012 and 2011.

Value-at-Risk 99th Percentile (dollars in millions)

	2012	2011
Year ending December 31	$80.0	$91.3
Average VaR for year ending December 31	74.2	137.5
Maximum month-end VaR during the year ending December 31	90.0	259.7
Minimum month-end VaR during the year ending December 31	58.8	62.8

As measured by VaR at a 99th percent confidence interval, our potential losses to MVE due to changes in interest rates and other market factors decreased to $80.0 million as of December 31, 2012, from $91.3 million as of December 31, 2011. The decrease in VaR since December 31, 2011, resulted from reduced levels of certain long term investments and advances with longer maturities and options.

Our risk-management policy requires that VaR not exceed $275.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' Risk Committee of such breach. We complied with our VaR limit at all times during the year ended December 31, 2012.

Duration of Equity. Another measure of risk that we use is duration of equity. Duration of equity measures the percentage change to shareholder value due to movements in market conditions including, but not limited to, prices, interest rates, and volatility. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and a depreciation in shareholder value for increasing rate environments. We have established a limit of +/- 4.0 years for duration of equity based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Our policies require us to notify our board of directors' Risk Committee of such breach. We did not breach this limit in 2012.

As of December 31, 2012, our duration of equity was +0.3 years, compared with +1.1 years at December 31, 2011.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

The sensitivities of market value of equity and the duration of equity to potential interest-rate scenarios are also metrics we monitor. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

	December 31, 2012
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE/BVE	95.2%	94.5%	94.3%	92.7%	92.3%	90.2%	86.8%
MVE/Par Stock	110.5%	109.6%	109.4%	107.6%	107.1%	104.6%	100.7%
Duration of Equity	+1.0 years	+0.5 years	+1.6 years	+0.3 years	+1.5 years	+3.1 years	+4.3 years
Return on Equity less LIBOR	3.2%	3.2%	3.3%	2.7%	2.0%	1.3%	0.5%
Net Income percent change from base	(9.3)%	(9.1)%	(3.8)%	—%	7.8%	16.6%	21.7%
____________________________
(1) Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2011
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE/BVE	90.8%	88.6%	87.6%	86.2%	86.0%	84.4%	81.5%
MVE/Par Stock	100.1%	97.8%	96.7%	95.1%	94.8%	93.1%	90.0%
Duration of Equity	+2.2 years	+1.8 years	+0.9 years	+1.1 years	+1.0 years	+2.6 years	+4.0 years
Return on Equity less LIBOR	1.9%	1.9%	1.7%	0.9%	1.0%	0.9%	0.7%
Net Income percent change from base	(4.7)%	(5.1)%	(0.7)%	—%	59.8%	108.6%	150.6%
____________________________
(1) Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

Duration Extension Portfolio. We have been deliberately maintaining a positive duration of equity due to the fact that interest rates are historically low and Federal Reserve policy since 2008 has been oriented toward maintaining low short-term and long-term interest rates. One method we have used to maintain a positive duration of equity is to deliberately mismatch, by a weighted average of no more than one year, the maturity of some of our investments in GSE-issued securities, advances, and corporate debt issued under the FDIC's Temporary Liquidity Guarantee Program with the associated liabilities. We refer to the assets that are part of this strategy as the “duration extension portfolio.” Our net interest income sensitivity profile is traditionally asset sensitive so that higher market yields tend to result in higher income and lower market yields tend to reduce income. Therefore, adding longer-term assets funded by short-term liabilities will reduce the net repricing sensitivity of our assets and lessen the impact of a low interest-rate environment on net interest income. We began investing under this strategy in July 2009 and discontinued further investments to this portfolio after March 2011. As a result, the balance of this portfolio is declining as assets mature, and the last assets will mature in May 2014. As of December 31, 2012, we had $2.1 billion in the duration extension portfolio compared with $3.3 billion in the duration extension portfolio as of December 31, 2011.

In addition to our overall market-risk exposures described in this section, which measurements are inclusive of the duration extension portfolio, we gauge the standalone market and interest-rate risks that arise from the duration extension portfolio via two metrics. The first metric is a VaR limit on the duration extension portfolio of $125.0 million, net of unrealized gain/loss. The VaR from the duration extension portfolio was $1.4 million and $5.2 million at December 31, 2012, and December 31, 2011, respectively. The second metric measures the magnitude of an upward shift in interest rates needed to eliminate the unrealized gain in the duration extension portfolio. If the metric falls to 25 basis points, a limit would be triggered requiring management to begin liquidating the duration extension portfolio. At December 31, 2012, it would require market yields on GSE debt to rise by 283 basis points for the limit to be breached. Our policies require us to notify our board of directors' Risk Committee if either of these thresholds is breached. We complied with this limit at all times during the year ended December 31, 2012.

MPF Portfolio Management Action Trigger of 25 Percent of Our VaR Limit. We have established a management action trigger for VaR exposure from our investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of our overall VaR limit. While we seek to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and our funding curves. This management action trigger was $68.8 million at December 31, 2012, based on our overall VaR limit of $275.0 million. Our actual MPF portfolio VaR exposure at December 31, 2012, was $27.0 million, compared with $38.9 million as of December 31, 2011.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration shorter than our liabilities. Our duration gap was +0.4 months at December 31, 2012, compared with +0.9 months at December 31, 2011.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. We measure simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank System funding curves and do not reflect potential impacts of credit events, including, but not limited to, future other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where our projected return on equity would fall below three-month LIBOR over the following 12 month horizon in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2012, showed that in the worst-case scenario, our return on equity falls to 47 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. Finance Agency regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 9.6 percent as of December 31, 2012, compared with 7.2 percent as of December 31, 2011.
Our economic capital ratio was not below 4.0 percent at any time during the year ended December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2012, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

Additionally, our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Boston:

In our opinion, the accompanying statements of condition and the related statements of operations, comprehensive income, capital, and cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Boston, Massachusetts
March 26, 2013

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$240,945	$112,094
Interest-bearing deposits	192	177
Securities purchased under agreements to resell	4,015,000	6,900,000
Federal funds sold	600,000	2,270,000
Investment securities:
Trading securities	274,293	274,164
Available-for-sale securities - includes $8,582 and $119,118 pledged as collateral at December 31, 2012 and 2011, respectively that may be repledged	5,268,237	5,280,199
Held-to-maturity securities - includes $100,124 and $128,073 pledged as collateral at December 31, 2012 and 2011, respectively that may be repledged (a)	5,396,335	6,655,008
Total investment securities	10,938,865	12,209,371
Advances	20,789,704	25,194,898
Mortgage loans held for portfolio, net of allowance for credit losses of $4,414 and $7,800 at December 31, 2012 and 2011, respectively	3,478,896	3,109,223
Accrued interest receivable	100,404	116,517
Premises, software, and equipment, net	4,382	4,518
Derivative assets, net	111	16,521
Other assets	40,518	35,018
Total Assets	$40,209,017	$49,968,337
LIABILITIES
Deposits:
Interest-bearing	$557,440	$627,127
Non-interest-bearing	37,528	27,119
Total deposits	594,968	654,246
Consolidated obligations:
Bonds	26,119,848	29,879,460
Discount notes	8,639,048	14,651,793
Total consolidated obligations	34,758,896	44,531,253
Mandatorily redeemable capital stock	215,863	227,429
Accrued interest payable	96,356	110,782
Affordable Housing Program (AHP) payable	50,545	34,241
Derivative liabilities, net	907,092	905,304
Other liabilities	19,198	16,048
Total liabilities	36,642,918	46,479,303
Commitments and contingencies (Note 20)
CAPITAL
Capital stock – Class B – putable ($100 par value), 34,552 shares and 36,253 shares issued and outstanding at December 31, 2012 and 2011, respectively	3,455,165	3,625,348
Retained earnings:
Unrestricted	523,203	375,158
Restricted	64,351	22,939
Total retained earnings	587,554	398,097
Accumulated other comprehensive loss	(476,620)	(534,411)
Total capital	3,566,099	3,489,034
Total Liabilities and Capital	$40,209,017	$49,968,337
_______________________________________
(a)   Fair values of held-to-maturity securities were $5,699,230 and $6,663,066 at December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Years Ended December 31,
	2012	2011	2010
INTEREST INCOME
Advances	$290,604	$328,467	$408,578
Prepayment fees on advances, net	65,804	28,430	17,696
Securities purchased under agreements to resell	9,383	3,574	6,002
Federal funds sold	2,101	6,518	12,210
Trading securities	10,101	15,831	15,361
Available-for-sale securities	69,674	64,704	73,567
Held-to-maturity securities	145,619	166,551	170,900
Prepayment fees on investments	535	1,652	174
Mortgage loans held for portfolio	136,356	149,260	166,024
Other	6	2	1
Total interest income	730,183	764,989	870,513
INTEREST EXPENSE
Consolidated obligations - bonds	404,996	448,537	541,896
Consolidated obligations - discount notes	11,641	9,510	30,325
Deposits	60	242	697
Mandatorily redeemable capital stock	1,035	721	—
Other borrowings	3	3	12
Total interest expense	417,735	459,013	572,930
NET INTEREST INCOME	312,448	305,976	297,583
(Reduction of) provision for credit losses	(3,127)	(831)	6,701
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	315,575	306,807	290,882
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(14,283)	(53,044)	(48,971)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	7,110	(24,023)	(35,791)
Net other-than-temporary impairment losses on investment securities, credit portion	(7,173)	(77,067)	(84,762)
Loss on early extinguishment of debt	(23,474)	—	—
Service fees	6,074	8,196	7,044
Net unrealized gains on trading securities	7,087	18,830	6,644
Net losses on derivatives and hedging activities	(7,493)	(24,908)	(15,552)
Realized net gain from sale of available-for-sale securities	—	12,801	—
Realized gain from sale of held-to-maturity securities	—	8,458	—
Other	2,871	464	382
Total other loss	(22,108)	(53,226)	(86,244)
OTHER EXPENSE
Compensation and benefits	34,977	32,513	32,609
Other operating expenses	18,541	20,371	18,649
Federal Housing Finance Agency	4,513	4,947	3,839
Office of Finance	2,708	2,771	3,235
Other	2,544	4,497	1,232
Total other expense	63,283	65,099	59,564
INCOME BEFORE ASSESSMENTS	230,184	188,482	145,074
AHP	23,122	17,812	11,843
Resolution Funding Corporation (REFCorp)	—	11,078	26,646
Total assessments	23,122	28,890	38,489
NET INCOME	$207,062	$159,592	$106,585

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2012, 2011, and 2010 (dollars in thousands)
	For the Year Ended December 31,
	2012	2011	2010
Net income	$207,062	$159,592	$106,585
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities
Net unrealized gains (losses)	25,917	(20,566)	74,867
Reclassification adjustment for realized gains included in net income	—	(12,801)	—
Total net unrealized gains (losses) on available-for-sale securities	25,917	(33,367)	74,867
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion	(10,931)	(36,310)	(35,052)
Reclassification adjustment for noncredit portion of other-than-temporary impairment losses recognized as credit losses included in net income	3,821	60,333	70,843
Accretion of noncredit portion	72,931	146,509	272,189
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	65,821	170,532	307,980
Net unrealized (losses) gains relating to hedging activities
Unrealized losses	(32,733)	(31,981)	—
Reclassification adjustment for previously deferred hedging gains and losses included in net income	14	14	15
Total net unrealized (losses) gains relating to hedging activities	(32,719)	(31,967)	15
Pension and postretirement benefits	(1,228)	(1,498)	676
Total other comprehensive income	57,791	103,700	383,538
Total comprehensive income	$264,853	$263,292	$490,123

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2009	36,431	$3,643,101	$142,606	$—	$142,606	$(1,021,649)	$2,764,058
Proceeds from sale of capital stock	248	24,793					24,793
Shares reclassified to mandatorily redeemable capital stock	(35)	(3,469)					(3,469)
Comprehensive income			106,585	—	106,585	383,538	490,123
BALANCE, DECEMBER 31, 2010	36,644	3,664,425	249,191	—	249,191	(638,111)	3,275,505
Proceeds from sale of capital stock	1,017	101,744					101,744
Shares reclassified to mandatorily redeemable capital stock	(1,408)	(140,821)					(140,821)
Comprehensive income			136,653	22,939	159,592	103,700	263,292
Cash dividends on capital stock			(10,686)		(10,686)		(10,686)
BALANCE, DECEMBER 31, 2011	36,253	3,625,348	375,158	22,939	398,097	(534,411)	3,489,034
Proceeds from sale of capital stock	683	68,243					68,243
Repurchase of capital stock	(2,374)	(237,412)					(237,412)
Shares reclassified to mandatorily redeemable capital stock	(10)	(1,014)					(1,014)
Comprehensive income			165,650	41,412	207,062	57,791	264,853
Cash dividends on capital stock			(17,605)		(17,605)		(17,605)
BALANCE, DECEMBER 31, 2012	34,552	$3,455,165	$523,203	$64,351	$587,554	$(476,620)	$3,566,099

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$207,062	$159,592	$106,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(17,874)	(8,505)	12,616
(Reduction of) provision for credit losses	(3,127)	(831)	6,701
Change in net fair-value adjustments on derivatives and hedging activities	104,657	85,455	46,603
Net other-than-temporary impairment losses on investment securities, credit portion	7,173	77,067	84,762
Loss on early extinguishment of debt	23,474	—	—
Other adjustments	(414)	(383)	(366)
Realized net gain from sale of available-for-sale securities	—	(12,801)	—
Realized gain from sale of held-to-maturity securities	—	(8,458)	—
Net change in:
Market value of trading securities	(7,087)	(18,830)	(6,644)
Accrued interest receivable	16,113	28,660	2,512
Other assets	1,268	(1,434)	88
Accrued interest payable	(14,428)	(30,358)	(36,980)
Other liabilities	17,281	23,410	27,036
Total adjustments	127,036	132,992	136,328
Net cash provided by operating activities	334,098	292,584	242,913

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(15)	(22)	(74)
Securities purchased under agreements to resell	2,885,000	(4,725,000)	(925,000)
Federal funds sold	1,670,000	3,315,000	91,000
Premises, software, and equipment	(1,741)	(2,109)	(603)
Trading securities:
Net decrease (increase) in short-term	—	5,320,000	(5,320,000)
Proceeds from long-term	6,957	4,406	4,984
Purchases of long-term	—	—	(150,744)
Available-for-sale securities:
Net decrease in short-term	—	—	2,600,000
Proceeds from long-term	1,604,039	2,648,418	562,447
Purchases of long-term	(1,615,479)	(492,011)	(3,927,482)
Held-to-maturity securities:
Proceeds from long-term	1,320,633	1,729,788	2,087,869
Purchases of long-term	—	(1,810,733)	(1,086,852)
Advances to members:
Proceeds	153,743,070	121,039,647	145,943,626
Disbursements	(149,439,369)	(118,232,565)	(136,414,977)
Mortgage loans held for portfolio:
Proceeds	853,382	648,085	775,786
Purchases	(1,243,059)	(525,950)	(539,014)
Proceeds from sale of foreclosed assets	9,408	10,695	10,302
Net cash provided by investing activities	9,792,826	8,927,649	3,711,268

FINANCING ACTIVITIES
Net change in deposits	(78,217)	(76,973)	(29,869)
Net payments on derivatives with a financing element	(31,807)	(38,735)	(39,337)
Net proceeds from issuance of consolidated obligations:
Discount notes	116,545,038	465,308,092	1,250,316,460
Bonds	11,306,531	12,816,051	30,042,221
Bonds transferred from other Federal Home Loan Banks	427,909	—	653,386
Payments for maturing and retiring consolidated obligations:
Discount notes	(122,558,485)	(469,178,964)	(1,254,064,246)
Bonds	(15,409,688)	(18,031,350)	(31,038,293)
Proceeds from issuance of capital stock	68,243	101,744	24,793
Payments for redemption of mandatorily redeemable capital stock	(12,580)	(3,469)	(4,288)
Payments for repurchase of capital stock	(237,412)	—	—
Cash dividends paid	(17,605)	(10,686)	—
Net cash used in financing activities	(9,998,073)	(9,114,290)	(4,139,173)
Net increase (decrease) in cash and due from banks	128,851	105,943	(184,992)
Cash and due from banks at beginning of the year	112,094	6,151	191,143
Cash and due from banks at end of the year	$240,945	$112,094	$6,151
Supplemental disclosures:
Interest paid	$495,601	$535,626	$600,289
AHP payments	$5,415	$5,775	$10,125
REFCorp assessments refunded, net	$—	$(2,512)	$—
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$13,488	$10,953	$12,370

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Background Information

We are a federally chartered corporation and one of 12 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. We provide a readily available, competitively priced source of funds to our members and certain nonmember institutions (referred to as housing associates) located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs) and insurance companies with their principal places of business in New England and engaged in residential housing finance, may apply for membership. State and local housing authorities (housing associates) that meet certain statutory criteria may also borrow from us. While eligible to borrow, housing associates are not our members and, as such, are not allowed to hold capital stock. As a cooperative, current and former members own all of our outstanding capital stock and may receive dividends on their investment. We do not have any wholly or partially owned subsidiaries, and we do not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

All members must purchase our stock as a condition of membership, as well as a condition of engaging in certain business activities with us. Capital stock of former members will remain outstanding as long as business activities with those former members exist. See Note 16 — Capital, for a complete description of the capital-stock-purchase requirements. As a result of these requirements, we conduct business with related parties on a regular basis. We consider related parties to be those members with capital stock outstanding in excess of 10 percent of our total capital stock outstanding. See Note 21 — Transactions with Related Parties for additional information.

The Federal Housing Finance Agency (the Finance Agency), our primary regulator, was established and became the independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae), effective July 30, 2008, with the passage of the Housing and Economic Recovery Act of 2008, as amended (HERA). The former Federal Housing Finance Board (the Finance Board) was an independent agency in the executive branch of the United States (U.S.) government that supervised and regulated the FHLBanks and the Federal Home Loan Banks' Office of Finance (the Office of Finance) through July 29, 2008. All existing regulations, orders, determinations, and resolutions of the Finance Board remain in effect until modified, terminated, set aside, or superseded by the Finance Agency Director, any court of competent jurisdiction, or operation of law. In accordance with HERA, the Finance Board was abolished one year after the date of enactment of HERA.

A purpose of the Finance Agency is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency is responsible for ensuring that 1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets, 2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under HERA and the authorizing statutes, 3) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with HERA and the authorizing statutes, and 4) the activities of each FHLBank and the manner in which such FHLBank is operated is consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established to facilitate the issuance and servicing of the FHLBanks' consolidated obligations (COs) and to prepare the combined quarterly and annual financial reports of the 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), and applicable regulations, COs are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and the issuance of capital stock, which is principally held by the FHLBanks' current and former members, provide other funds. Each FHLBank primarily uses these funds to provide loans, called advances, and other products and also to fund investments, which are principally used for liquidity and leverage management. Certain FHLBanks, including us, also use these funds to invest in mortgage loans. In addition, some FHLBanks, including us, offer correspondent services, such as wire-transfer, investment-securities-safekeeping, and settlement services.

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

Fair Value

The fair-value amounts, recorded on the statement of condition and in the note disclosures for the periods presented, have been determined by us using available market and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 19 — Fair Values for more information.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

These investments provide short-term liquidity and are carried at cost. Securities purchased under agreements to resell are treated as short-term collateralized loans which are classified as assets in the statement of condition. These securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians, which we have approved. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to provide additional securities in safekeeping in our name in an amount equal to the decrease or remit cash in such amount. If the counterparty defaults on this obligation, we will decrease the dollar value of the resale agreement accordingly. We have not sold or repledged the collateral received on securities purchased under agreements to resell. Securities purchased under agreements to resell averaged $5.5 billion during 2012 and $2.8 billion during 2011, and the maximum amount outstanding at any month-end during 2012 and 2011 was $7.5 billion and $8.0 billion, respectively.

Investment Securities

We classify investments as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis. We also invest in certain certificates of deposits that meet the definition of a security and are classified as either held-to-maturity, available-for-sale, or trading.

Trading. Securities classified as trading are held for liquidity purposes and carried at fair value. We record changes in the fair value of these investments through other income as net unrealized gains (losses) on trading securities. Finance Agency regulation and our risk management policy prohibit trading in or the speculative use of these instruments and limit the credit risks we have from these instruments.

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivatives, or in an economic hedging relationship, are recorded in accumulated other comprehensive loss as net unrealized loss on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair-value hedge, we record the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in accumulated other comprehensive loss as net unrealized loss on available-for-sale securities.

Held-to-Maturity. We carry at amortized cost certain investments for which we have both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts using the level-yield method, previous other-than-temporary impairment, and accretion of the noncredit portion of other-than-temporary impairment recognized in accumulated other comprehensive loss.

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

Securities issued by GSEs and U.S. government-owned corporations are not guaranteed by the U.S. government.

Investment Securities – Other-than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment each quarter. An investment is considered impaired when its fair value is less than its amortized cost. We consider other-than-temporary impairment to have occurred if we:

•	have an intent to sell the investment;

•	believe it is more likely than not that we will be required to sell the investment before the recovery of its amortized cost based on available evidence; or

•	do not expect to recover the entire amortized cost of the debt security.

Recognition of Other-than-Temporary Impairment. If either of the first two conditions above is met, we recognize an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost and its fair value as of the statement of condition date.

For securities in an unrealized loss position that meet neither of the first two conditions and for each of our private-label MBS, we perform an analysis to determine if we will recover the entire amortized cost of each of these securities. The present value of the cash flows expected to be collected is compared with the amortized cost of the debt security to determine whether a credit loss exists. If the present value of the cash flows expected to be collected is less than the amortized cost of the debt security, the security is deemed to be other-than-temporarily impaired and the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost and fair value in earnings, only the amount of the impairment representing the credit loss (that is, the credit component) is recognized in earnings, while the amount related to all other factors (that is, the noncredit component) is recognized in accumulated other comprehensive loss, which is a component of equity. For a security that is determined to be other-than-temporarily impaired, in the event that the present value of the cash flows expected to be collected is less than the fair value of the security, the credit loss on the security is limited to the amount of that security's unrealized losses.

The total other-than-temporary impairment is presented in the statement of operations with an offset for the amount of the noncredit portion of other-than-temporary impairment that is recognized in accumulated other comprehensive loss. The remaining amount in the statement of operations represents the credit loss for the period.

Accounting for Other-than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss. For subsequent accounting of other-than-temporarily impaired securities, we record an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit, if any) is determined as the difference between the security's amortized cost less the amount of other-than-temporary impairment recognized in accumulated other comprehensive loss prior to the determination of this additional other-than-temporary impairment and its fair value. Any additional credit loss is limited to that security's unrealized losses, or the difference between the security's amortized cost and its fair value as of the statement of condition date. This additional credit loss, up to the amount in accumulated other comprehensive loss related to the security, is reclassified out of accumulated other comprehensive loss and recognized in earnings. Any credit loss in excess of the related accumulated other comprehensive loss is recognized in earnings.

Interest Income Recognition. Upon subsequent evaluation of a debt security when there is no additional other-than-temporary impairment, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. This adjusted yield is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows that are deemed significant will change the accretable yield on a prospective basis. For debt securities classified as held-to-maturity, the other-than-temporary impairment recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). The estimated cash flows and accretable yield are re-evaluated each quarter.

Advances

We report advances at amortized cost. Advances carried at amortized cost are reported net of premiums/discounts (including discounts related to AHP) and any hedging adjustments, as discussed in Note 8 — Advances. We amortize the premiums and accrete the discounts on advances to interest income using the level-yield method. We record interest on advances to interest income as earned.

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

Mortgage Loans Held for Portfolio

We participate in the Mortgage Partnership Finance® (MPF®) program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 9 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2012, all our investments in mortgage loans are held for portfolio. Accordingly, these investments are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from investments initially classified as mortgage loan commitments and the allowance for credit losses on mortgage loans.

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

Credit-Enhancement Fees. Finance Agency regulations require that our investments in mortgage loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in at least an investment-grade category, such as triple-B. For conventional mortgage loans, participating financial institutions retain a portion of the credit risk on the loans in which we invest by providing credit-enhancement protection either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. Credit-enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the pertinent MPF loans. The required credit-enhancement amount varies depending on the MPF product. Credit-enhancement fees are recorded as an offset to mortgage-loan-interest income. To the extent that losses in the current month exceed performance-based credit-enhancement fees accrued, the remaining losses may be recovered from future performance-based credit-enhancement fees payable to the participating financial institution.

Other Fees. We record other nonorigination fees in connection with our MPF program activities, such as delivery-commitment-extension fees, pair-off fees, and price-adjustment fees, and counterparty fees in connection with the MPF Xtra product in other income. Delivery-commitment-extension fees are charged when a participating financial institution requests to extend the period of the delivery commitment beyond the original stated maturity. Pair-off fees represent a make-whole provision and are received when the amount funded under a delivery commitment is less than a certain threshold (under-delivery) of the delivery-commitment amount. Price-adjustment fees are received when the amount funded is greater than a certain threshold (over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are recorded in service fee income. Fees related to over-deliveries represent purchase-price adjustments to the related loans acquired and are recorded as part of the loan basis. The FHLBank of Chicago pays us a counterparty fee for the costs and expenses of marketing activities for loans originated for sale via the MPF Xtra product.

We offer the MPF Xtra product, which provides our participating financial institutions with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Loans sold under MPF Xtra are first sold to the FHLBank of Chicago (the MPF Provider), which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on our balance sheet and the related credit and market risks are transferred to Fannie Mae. Unlike other MPF products, participating financial institutions under the MPF Xtra product do not provide any credit-enhancement amount and do not receive credit-enhancement fees because the credit risk of such loans is transferred to Fannie Mae. Through a purchase price adjustment, the MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the participating financial institutions, and the MPF Provider pays us a counterparty fee for the costs and expenses of marketing activities for these loans. We indemnify the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the participating financial institution regarding the sold loans. We may, in turn, seek reimbursement from the related participating financial institution in any such circumstance, however, the value of such a reimbursement right may be limited in the event of the related participating financial institution's insolvency.

Mortgage-Loan Participations. We have purchased participations in MPF loans from the FHLBank of Chicago under a participation facility pursuant to which we may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago. We generally consider our investments in participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits us to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to our investments in mortgage loans throughout this report include the participation interests purchased under this participation facility. As of December 31, 2012, we had $410.1 million in 100 percent participation interests outstanding that had been purchased under this facility.

We have also sold full and partial participation interests in MPF loans to the FHLBank of Chicago, although our last such sale was in 2006. For these loans, we share with the FHLBank of Chicago the pro rata purchase amounts for each respective loan acquired from the participating financial institution; the relevant pro rata share of principal and interest payments; and the pro rata responsibility for credit- enhancement fees and credit losses. Each of us may hedge our respective share of the delivery commitments.

Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in our portfolio as of the statement of condition date. To the extent necessary, an allowance for credit losses for off-balance-sheet credit exposure is recorded as a liability.

Portfolio Segments. We have established an allowance methodology for each of our portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. See Note 10 – Allowance for Credit Losses for additional information.

Nonaccrual Loans. We place conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income in the current period. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due. We do not place government mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligations of each related servicer, as more fully discussed in Note 10 – Allowance for Credit Losses.

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

Troubled Debt Restructurings

We consider a troubled debt restructuring of a financing receivable to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. We classify troubled debt restructurings at the end of the three-month trial period for troubled debt restructurings involved in our modification program for conventional mortgage loans. We place conventional mortgage loans that are deemed to be troubled debt restructurings as a result of our modification program on nonaccrual when payments are 60 days or more past due.

We also consider troubled debt restructurings to have occurred when a borrower has filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code (Chapter 7 bankruptcy) pursuant to which the bankruptcy court has discharged the borrower's obligation to us and the borrower has not reaffirmed the debt. However, we do not consider a trouble debt restructuring of a financing receivable to have occurred when we expect to collect the recorded investment in full.

REO

REO includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is recorded as other assets in the statement of condition and is carried at the lower of cost or fair value. We expense selling costs related to foreclosures as incurred. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm's-length transaction. If the fair value of the REO is less than the recorded investment in the MPF loan at the date of transfer, we recognize a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.

Derivatives

All derivatives are recognized on the statement of condition at fair value. We offset fair-value amounts recognized for derivatives and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same counterparty under a master-netting arrangement. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Derivative assets and derivative liabilities reported on the statement of condition also include net accrued interest. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

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

Derivatives that are used in fair-value hedges are typically executed at the same time as the hedged items, and we designate the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the short-cut method, we may designate the hedging relationship upon our commitment to disburse an advance or trade a CO that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the short-cut method, provided all other short-cut criteria are also met. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

If it is no longer probable that a forecasted transaction will occur by the end of the originally expected period or within two months thereafter, we immediately recognize the gain or loss that was in accumulated other comprehensive loss in earnings. In rare cases, we may discontinue cash-flow hedge accounting, but the existence of extenuating circumstances related to the nature of the forecasted transaction and that are outside of our control or influence may make it probable that the forecasted transaction will occur in the future, on a date that is beyond the additional two-month period of time. In such cases, the gain or loss on the derivative remains in accumulated other comprehensive loss and is recognized in earnings when the forecasted transaction occurs.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2012, we had certain advances with embedded features that met the requirement to be separated from the host contract and designate the embedded features as a stand-alone derivative. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 8 — Advances for the fair value of the embedded derivatives. At December 31, 2011, we did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative.

Premises, Software, and Equipment

We record premises, software, and equipment at cost less accumulated depreciation and amortization and compute depreciation on a straight-line basis over estimated useful lives ranging from 3 to 10 years . We amortize leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. We include gains and losses on disposal of premises, software, and equipment in other income (loss) on the statement of operations. The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. At December 31, 2012 and 2011, we had $1.5 million and $1.7 million, respectively, in unamortized computer software costs.

Accumulated Depreciation and Amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $11.2 million and $12.5 million at December 31, 2012 and 2011, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for premises, software, and equipment was $1.9 million, $2.0 million, and $1.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. These amounts include $827,000, $863,000, and $1.1 million of amortization of computer software costs for the years ended December 31, 2012, 2011, and 2010, respectively.

Disposal of Premises, Software, and Equipment. For the years ended December 31, 2012 and 2011, we had a net realized gain of $4,000 and a net realized loss of $134,000, respectively, on disposal of premises, software, and equipment. There were no realized gains or losses on disposal of premises, software, and equipment in 2010.

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

Mandatorily Redeemable Capital Stock

We reclassify stock subject to redemption from equity to a liability after a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration our members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense on the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Restricted Retained Earnings

In 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended (the Joint Capital Agreement). Since the third quarter of 2011, the Joint Capital Agreement has required each FHLBank to contribute 20 percent of its quarterly net income to a separate restricted retained earnings account at that FHLBank until that account balance equals at least one percent of that FHLBank's average balance of outstanding COs for the previous quarter. Restricted retained earnings are not available to pay dividends and we present them separate from other retained earnings on the statement of condition.

Finance Agency Expenses

We fund a portion of the costs of operating the Finance Agency. The portion of the Finance Agency's expenses and working capital fund paid by the FHLBanks is allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. We must pay an amount equal to one-half of our annual assessment twice each year.

Office of Finance Expenses

Since January 1, 2011, each FHLBank's proportionate share of Office of Finance operating and capital expenditures has been calculated using a formula based upon the following components: (1) two-thirds based upon each FHLBank's share of total COs outstanding and (2) one-third based upon an equal pro-rata allocation.

Prior to January 1, 2011, the FHLBanks were assessed for Office of Finance operating and capital expenditures based equally on each FHLBank's percentage of the following components: (1) percentage of capital stock, (2) percentage of COs issued, and (3) percentage of COs outstanding.

Assessments

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP based on positive annual net earnings, providing grants to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. We charge the required funding for the AHP to earnings and establish a liability, except when annual net earnings are zero or negative, in which case there is no requirement to fund an AHP. We also issue AHP advances at interest rates below the customary interest rate for nonsubsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 14 — Affordable Housing Program for additional information.

REFCorp. Although we are exempt from ordinary federal, state, and local taxation except for local real-estate tax, we were required to make payments to REFCorp through the second quarter of 2011, after which our obligation was satisfied. These payments represented a portion of the interest on bonds that were issued by REFCorp. REFCorp is a corporation established by Congress in 1989 that provided funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp. See Note 15 — Resolution Funding Corporation for additional information.

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

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2011 and 2010 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2012.

Subsequent Events

Subsequent events have been evaluated through the date of filing this financial report with the Securities and Exchange Commission. See Note 23 — Subsequent Events for more information.

"Mortgage Partnership Finance," and "MPF," are registered trademarks of the FHLBank of Chicago.

Note 2 — Recently Issued Accounting Standards and Interpretations

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. On February 28, 2013, the Financial Accounting Standards Board (the FASB) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013, and should be applied retrospectively to obligations with joint and several liability existing at the beginning of an entity's fiscal year of adoption. This guidance is not expected to materially affect our financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board (the IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013 to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. We will be required to disclose both gross and net information about derivative, repurchase, and security lending instruments, which meet these criteria. This guidance, as amended, became effective for us for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in additional financial statement disclosures but will not affect our financial condition, results of operations or cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income, and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminated the option to present other comprehensive income in the statement of changes in stockholders' equity. We have elected the two-statement approach for interim and annual periods beginning on January 1, 2012, and we have applied this guidance retrospectively for all periods presented. The adoption of this guidance was limited to the presentation of certain information contained in our interim and annual financial statements and did not affect our financial condition, results of operations, or cash flows. See Note 17 — Accumulated Other Comprehensive Loss for disclosures required under this amended guidance.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive loss. This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require that we provide information about the amounts reclassified out of accumulated other comprehensive loss by component. In addition, we are required to present, either on the face of the financial statement where net income is presented or in the footnotes, significant amounts reclassified out of accumulated other comprehensive loss. These amounts would be presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance will be effective for interim and annual periods beginning after December 15, 2012, and will be applied prospectively. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect our financial condition, results of operations, or cash flows.

Common Fair-Value Measurement and Disclosure Requirements in GAAP and IFRS. On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair-value measurement and disclosure requirements. This guidance clarifies how fair-value accounting should be applied when its use is already required or permitted by other guidance within GAAP or IFRS. These amendments do not require additional fair-value measurements. This guidance generally represents clarifications to the application of existing fair-value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair-value measurements has changed. This guidance became effective for interim and annual periods beginning on January 1, 2012, and was applied prospectively. The adoption of this guidance resulted in additional interim and annual financial statement disclosures, but did not have a material effect on our financial condition, results of operations, or cash flows. See Note 19 — Fair Values for disclosures under this amended guidance.

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

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extends the effective date of this advisory bulletin to January 1, 2014. We are currently assessing the provisions of AB 2012-02 and have not yet determined its anticipated effect on our financial condition, results of operations, and cash flows.

Note 3 — Cash and Due from Banks

Compensating Balances. We maintain collected cash balances with various commercial banks in return for certain services. The related agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $198.9 million and $152.3 million for the years ended December 31, 2012 and 2011, respectively.

Restricted Balances. Effective July 12, 2012, the Federal Reserve Bank system eliminated its Contractual Clearing Balance Program. Prior to July 12, 2012, we had maintained the average required balance with the Federal Reserve Bank of Boston for this program. For the year ended December 31, 2011, the average required balance totaled $5.5 million.

Note 4 — Trading Securities

Major Security Types. Our trading securities as of December 31, 2012 and 2011, were (dollars in thousands):

	December 31, 2012	December 31, 2011
MBS
U.S. government-guaranteed – residential	$16,876	$18,880
GSEs – residential	4,946	6,663
GSEs – commercial	252,471	248,621
Total	$274,293	$274,164

Net unrealized gains on trading securities held for the years ended December 31, 2012, 2011, and 2010 amounted to $7.1 million, $18.8 million and $6.6 million for securities held on December 31, 2012, 2011, and 2010, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of December 31, 2012, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$502,177	$—	$(28,693)	$473,484
U.S. government-owned corporations	330,106	—	(39,025)	291,081
GSEs	2,072,936	25,901	(13,753)	2,085,084
	2,905,219	25,901	(81,471)	2,849,649
MBS
U.S. government guaranteed – residential	72,862	497	—	73,359
GSEs – residential	2,212,183	32,611	—	2,244,794
GSEs – commercial	100,616	—	(181)	100,435
	2,385,661	33,108	(181)	2,418,588
Total	$5,290,880	$59,009	$(81,652)	$5,268,237
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

As of December 31, 2012, the amortized cost of our available-for-sale securities included net premiums of $67.2 million. Of that amount, $50.2 million of net premiums related to non-MBS and $17.0 million of net premiums related to MBS. As of December 31, 2011, the amortized cost of our available-for-sale securities included net premiums of $77.2 million. Of that amount, $81.0 million of net premiums related to non-MBS and $3.8 million of net discounts related to MBS.

The following table summarizes our available-for-sale securities with unrealized losses as of December 31, 2012, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$473,484	$(28,693)	$473,484	$(28,693)
U.S. government-owned corporations	—	—	291,081	(39,025)	291,081	(39,025)
GSEs	—	—	124,453	(13,753)	124,453	(13,753)
Total temporarily impaired	—	—	889,018	(81,471)	889,018	(81,471)

MBS
GSEs – commercial	100,435	(181)	—	—	100,435	(181)
Total temporarily impaired	$100,435	$(181)	$889,018	$(81,471)	$989,453	$(81,652)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at December 31, 2012 and 2011, were (dollars in thousands):

	December 31, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,147,950	$1,156,133	$1,213,636	$1,217,440
Due after one year through five years	786,779	804,498	1,957,683	2,008,268
Due after five years through 10 years	—	—	—	—
Due after 10 years	970,490	889,018	983,553	875,111
	2,905,219	2,849,649	4,154,872	4,100,819
MBS (1)	2,385,661	2,418,588	1,173,887	1,179,380
Total	$5,290,880	$5,268,237	$5,328,759	$5,280,199
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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for our available-for-sale securities (dollars in thousands):

	December 31, 2012	December 31, 2011
Amortized cost of available-for-sale securities other than MBS:
Fixed-rate	$2,905,219	$4,154,872

Amortized cost of available-for-sale MBS:
Fixed-rate	1,631,953	121,795
Variable-rate	753,708	1,052,092
	2,385,661	1,173,887
Total	$5,290,880	$5,328,759

Sale of Available-for-Sale Securities. The following table shows the proceeds from sale and gross gains and losses realized on the sale of our available-for-sale securities (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Proceeds from sale of available-for-sale securities	$—	$2,127,944	$—

Gross realized gains from sale of available-for-sale securities	$—	$14,415	$—
Gross realized losses from sale of available-for-sale securities	—	(1,614)	—
Net realized gains from sale of available-for-sale securities	$—	$12,801	$—

Note 6 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities, as of December 31, 2012, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$12,877	$—	$12,877	$1,243	$—	$14,120
State or local housing-finance-agency obligations (HFA securities)	189,719	—	189,719	44	(17,881)	171,882
GSEs	69,246	—	69,246	1,521	—	70,767
	271,842	—	271,842	2,808	(17,881)	256,769
MBS
U.S. government guaranteed – residential	38,313	—	38,313	879	—	39,192
U.S. government guaranteed – commercial	451,559	—	451,559	8,273	—	459,832
GSEs – residential	2,357,479	—	2,357,479	78,105	(337)	2,435,247
GSEs – commercial	957,503	—	957,503	84,282	(2)	1,041,783
Private-label – residential	1,669,041	(384,051)	1,284,990	183,581	(34,184)	1,434,387
Private-label – commercial	9,822	—	9,822	321	—	10,143
Asset-backed securities (ABS) backed by home equity loans	25,951	(1,124)	24,827	719	(3,669)	21,877
	5,509,668	(385,175)	5,124,493	356,160	(38,192)	5,442,461
Total	$5,781,510	$(385,175)	$5,396,335	$358,968	$(56,073)	$5,699,230

Our held-to-maturity securities as of December 31, 2011, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$18,721	$—	$18,721	$1,697	$—	$20,418
HFA securities	202,438	—	202,438	61	(34,459)	168,040
GSEs	70,950	—	70,950	2,510	—	73,460
	292,109	—	292,109	4,268	(34,459)	261,918
MBS
U.S. government guaranteed – residential	50,912	—	50,912	934	—	51,846
U.S. government guaranteed – commercial	483,938	—	483,938	4,685	—	488,623
GSEs – residential	3,024,212	—	3,024,212	78,548	(1,105)	3,101,655
GSEs – commercial	1,247,688	—	1,247,688	86,252	—	1,333,940
Private-label – residential	1,969,237	(449,654)	1,519,583	18,789	(145,285)	1,393,087
Private-label – commercial	10,541	—	10,541	549	—	11,090
ABS backed by home equity loans	27,367	(1,342)	26,025	128	(5,246)	20,907
	6,813,895	(450,996)	6,362,899	189,885	(151,636)	6,401,148
Total	$7,106,004	$(450,996)	$6,655,008	$194,153	$(186,095)	$6,663,066

As of December 31, 2012, the amortized cost of our held-to-maturity securities included net discounts of $494.9 million. Of that amount, net premiums of $1.9 million related to non-MBS and net discounts of $496.8 million related to MBS. As of December 31, 2011, the amortized cost of our held-to-maturity securities included net discounts of $536.4 million. Of that amount, net premiums of $3.6 million related to non-MBS and net discounts of $540.0 million related to MBS.

The following table summarizes our held-to-maturity securities with unrealized losses as of December 31, 2012, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$163,864	$(17,881)	$163,864	$(17,881)

MBS
GSEs – residential	—	—	60,776	(337)	60,776	(337)
GSEs – commercial	1,220	(2)	—	—	1,220	(2)
Private-label – residential	—	—	1,325,876	(242,306)	1,325,876	(242,306)
ABS backed by home equity loans	—	—	21,181	(4,114)	21,181	(4,114)
	1,220	(2)	1,407,833	(246,757)	1,409,053	(246,759)
Total	$1,220	$(2)	$1,571,697	$(264,638)	$1,572,917	$(264,640)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at December 31, 2012 and 2011, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	December 31, 2012			December 31, 2011
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$1,360	$1,360	$1,369
Due after one year through five years	69,581	69,581	71,102	71,370	71,370	73,878
Due after five years through 10 years	32,562	32,562	33,604	38,405	38,405	39,733
Due after 10 years	169,699	169,699	152,063	180,974	180,974	146,938
	271,842	271,842	256,769	292,109	292,109	261,918
MBS (2)	5,509,668	5,124,493	5,442,461	6,813,895	6,362,899	6,401,148
Total	$5,781,510	$5,396,335	$5,699,230	$7,106,004	$6,655,008	$6,663,066
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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity (dollars in thousands):

	December 31, 2012	December 31, 2011
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$90,432	$106,685
Variable-rate	181,410	185,424
	271,842	292,109
Amortized cost of held-to-maturity MBS:
Fixed-rate	2,321,145	2,903,956
Variable-rate	3,188,523	3,909,939
	5,509,668	6,813,895
Total	$5,781,510	$7,106,004

Sale of Held-to-Maturity Securities.

There were no sales of held-to-maturity securities during the years ended December 31, 2012 and 2010.

During the year ended December 31, 2011, we realized a gain of $8.5 million on the sale of held-to-maturity securities issued by GSEs that had a carrying value of $366.7 million. These securities were sold back to the securities dealer because the securities delivered did not conform to the terms of the purchase agreement. The sale is an isolated and unusual event that could not have been reasonably anticipated. Therefore, the sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Note 7 — Other-Than-Temporary Impairment

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

In performing a detailed cash-flow analysis, we identify the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred. For determining the present value of variable-rate and hybrid private-label residential MBS, we use the effective interest rate derived from a variable-rate index, such as one-month London Interbank Offered Rate (LIBOR), plus the contractual spread, plus or minus a fixed-spread adjustment when there is an existing discount or premium on the security. Because the implied forward yield curve of a selected variable-rate index changes over time, the effective interest rates derived from that index will also change over time and would therefore impact the present value of the subject security.

Available-for-Sale Securities

As a result of these evaluations, we determined that none of our available-for-sale securities were other-than-temporarily impaired at December 31, 2012. At December 31, 2012, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of December 31, 2012:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of December 31, 2012, are expected to return contractual principal and interest, based on our review and analysis of independent third-party credit reports on the supranational institution, and such supranational institution is rated triple-A (or equivalent) by each of the nationally recognized statistical rating organizations (NRSROs).

•
Debentures issued by U.S. government-owned corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated at the same level as the U.S. government by the NRSROs. These ratings reflect the U.S. government's implicit support of the government-owned corporation as well as the entity's underlying business and financial risk.

•	We have concluded that the probability of default on debt issued by Fannie Mae and Freddie Mac is remote given their status as GSEs and their support from the U.S. government.

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of December 31, 2012, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Agency MBS. For MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of December 31, 2012, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at December 31, 2012.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among all FHLBanks, the FHLBanks have implemented an FHLBank System governance committee (the OTTI Governance Committee) and established a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. We use the FHLBanks' uniform framework and approved assumptions for purposes of our other-than-temporary impairment cash-flow analyses of our private-label residential MBS and certain home equity loan investments. For certain private-label residential MBS and home equity loan investments where underlying collateral data is not available, we have used alternative procedures to assess these securities for other-than-temporary impairment. We are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

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

In accordance with related guidance from the Finance Agency, we have contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying our other-than-temporary impairment decisions in certain instances. In the event that neither the FHLBank of San Francisco or the FHLBank of Chicago has the ability to model a particular MBS that we own, we project the expected cash flows for that security based on our expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including, but not limited to loan-level data for each security and modeling variable expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. We form our expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data.

Specifically, we have contracted with the FHLBank of San Francisco to perform cash-flow analyses for our residential private-label MBS other than subprime private-label MBS, and with the FHLBank of Chicago to perform cash-flow analyses for our subprime private-label MBS. The following table provides additional data on who performs these cash-flow analyses for us (dollars in thousands).

	December 31, 2012
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	165	$2,098,793	$1,618,714	$1,247,276	$1,392,299
FHLBank of Chicago	16	22,353	21,731	20,693	18,378
Our own cash-flow projections	12	63,087	51,269	38,569	42,228

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), based on an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one core urban area with a population of 10,000 or more people, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties. For the vast majority of housing markets the housing price forecast as of December 31, 2012, assumed home price changes for the fourth quarter of 2012 ranging from declines of 2.0 percent to increases of 2.0 percent. Beginning January 1, 2013, home prices in these markets were projected to recover using one of four different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as follows:

Months	Recovery Range
1-6	0.0%	to	2.8%
7-12	0.0%	to	3.0%
13-18	1.0%	to	3.0%
19-30	2.0%	to	4.0%
31-42	2.8%	to	5.0%
43-66	2.8%	to	6.0%
Thereafter	2.8%	to	5.6%

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2012 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent
Private-label residential MBS
Alt-A (1)
2007	$66,306	5.4%	58.8%	50.0%	5.6%
2006	232,169	4.2	68.4	54.0	14.6
2005	40,061	5.5	55.9	53.4	8.0
2004 and prior	5,604	12.3	17.7	37.0	29.2
Total Alt-A	$344,140	4.7%	64.3%	52.9%	12.4%

ABS backed by home equity loans
Subprime (1)
2004 and prior	$907	6.8%	37.3%	77.3%	—%
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through December 31, 2012 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance. We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 7, for example) as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

	December 31, 2012
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$71,773	$61,551	$45,942	$56,498
Private-label residential MBS – Alt-A	1,759,519	1,278,070	909,627	1,081,274
ABS backed by home equity loans – Subprime	5,582	4,950	3,826	4,545
Total other-than-temporarily impaired securities	$1,836,874	$1,344,571	$959,395	$1,142,317

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$544,833	$523,881	$471,094
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	1	139	301
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	7,172	76,928	84,461
Reductions:
Securities matured during the year	(45,573)	(52,565)	(30,478)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(9,331)	(3,550)	(1,497)
Balance at end of year	$497,102	$544,833	$523,881
_______________________

(1)
For the years ended December 31, 2012, 2011, and 2010 additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to all securities that were also previously impaired prior to January 1, 2012, 2011, and 2010.

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Year Ended December 31,
	2012	2011
Balance at beginning of year	$(450,996)	$(621,528)
Amounts reclassified (to) from accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(10,931)	(36,310)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities	3,821	60,333
Net amount of impairment losses reclassified (to) from accumulated other comprehensive loss	(7,110)	24,023
Accretion of noncredit portion of impairment losses on held-to-maturity securities	72,931	146,509
Balance at end of year	$(385,175)	$(450,996)

Note 8 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or even longer with the approval of our credit committee. At December 31, 2012, and 2011, we had advances outstanding with interest rates ranging from (0.15) percent to 8.37 percent and 0.00 percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features. Advances with interest rates of 0.00 percent include AHP-subsidized advances and certain structured advances.

	December 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$12,893	0.53%	$7,683	0.45%
Due in one year or less	8,273,972	1.00	8,266,384	1.15
Due after one year through two years	2,198,709	2.61	5,563,728	1.98
Due after two years through three years	1,921,353	2.57	2,721,354	2.88
Due after three years through four years	2,347,511	2.56	1,997,587	2.96
Due after four years through five years	3,033,895	3.04	2,151,231	2.90
Thereafter	2,481,519	2.96	3,873,205	3.71
Total par value	20,269,852	2.05%	24,581,172	2.23%
Premiums	52,435		37,378
Discounts	(23,087)		(23,748)
Market value of embedded derivatives (1)	1,163		—
Hedging adjustments	489,341		600,096
Total	$20,789,704		$25,194,898
_________________________

(1)	At December 31, 2012, we had certain advances with embedded features that met the requirements to be separated from the host contract and designate the embedded features as a stand-alone derivative.

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At December 31, 2012, and 2011, we had putable advances outstanding totaling $3.3 billion and $4.7 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	December 31, 2012		December 31, 2011
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$12,893	0.1%	$7,683	0.0%
Due in one year or less	11,218,147	55.3	12,244,459	49.8
Due after one year through two years	1,919,209	9.5	4,975,328	20.2
Due after two years through three years	1,779,103	8.8	2,231,354	9.1
Due after three years through four years	1,906,611	9.4	1,797,337	7.3
Due after four years through five years	1,441,870	7.1	1,713,831	7.0
Thereafter	1,992,019	9.8	1,611,180	6.6
Total par value	$20,269,852	100.0%	$24,581,172	100.0%

We also offer callable advances that provide borrowers with the right to call, on predetermined option exercise dates, the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee (a prepayment fee) that makes us financially indifferent to the prepayment of the advance. At December 31, 2012, and 2011, we had callable advances outstanding totaling $32.5 million and $2.5 million, respectively.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	December 31, 2012	December 31, 2011
Fixed-rate
Due in one year or less	$7,575,972	$6,224,384
Due after one year	11,603,487	13,872,105
Total fixed-rate	19,179,459	20,096,489

Variable-rate
Due in one year or less	710,893	2,049,683
Due after one year	379,500	2,435,000
Total variable-rate	1,090,393	4,484,683
Total par value	$20,269,852	$24,581,172

Credit Risk Exposure and Security Terms.

Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At December 31, 2012, and 2011, we had $1.8 billion and $7.4 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to one borrower at December 31, 2012, and three borrowers at December 31, 2011, representing 9.0 percent and 30.0 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

Prepayment Fees. We record prepayment fees received from borrowers on prepaid advances net of any associated basis adjustments related to hedging activities on those advances and net of deferred prepayment fees on advance prepayments considered to be loan modifications. Additionally, for certain advances products, the prepayment-fee provisions of the advance agreement could result in either a payment from the borrower or to the borrower when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment fee provision are hedged with derivatives containing offsetting terms, so that we are financially indifferent to the borrower's decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of operations.

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

For the years ended December 31, 2012, 2011, and 2010, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	2012	2011	2010
Prepayment fees received from borrowers	$118,376	$85,414	$37,789
Less: hedging fair-value adjustments on prepaid advances	(59,508)	(64,861)	(18,381)
Less: net premiums associated with prepaid advances	(2,815)	(5,154)	(5,593)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(6,388)	(4,627)	(3,826)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	16,139	17,658	7,707
Net prepayment fees recognized in income	$65,804	$28,430	$17,696

Note 9 — Mortgage Loans Held for Portfolio

We invest in mortgage loans through the MPF program. These investments are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced by the related participating financial institution, as is the case with conventional mortgage loans. All such investments are held for portfolio. The mortgage loans are typically originated and credit-enhanced, and sometimes serviced by the related participating financial institution. The majority of these loans are serviced by the originating institution. However, a portion of these loans are sold servicing-released by the participating financial institution and serviced by a third-party servicer.

The following table presents certain characteristics of the mortgage loans in which we have invested (dollars in thousands):

	December 31, 2012	December 31, 2011
Real estate
Fixed-rate 15-year single-family mortgages	$679,153	$646,539
Fixed-rate 20- and 30-year single-family mortgages	2,743,955	2,439,475
Premiums	60,573	35,420
Discounts	(4,021)	(5,708)
Deferred derivative gains (losses), net	3,650	1,297
Total mortgage loans held for portfolio	3,483,310	3,117,023
Less: allowance for credit losses	(4,414)	(7,800)
Total mortgage loans, net of allowance for credit losses	$3,478,896	$3,109,223

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	December 31, 2012	December 31, 2011
Conventional mortgage loans	$2,979,067	$2,777,100
Government mortgage loans	444,041	308,914
Total par value	$3,423,108	$3,086,014

See Note 10 — Allowance for Credit Losses for information related to our credit risk from our investments in mortgage loans and allowance for credit losses based on these investments.

Note 10 — Allowance for Credit Losses

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

Credit Products

We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws. The FHLBank Act requires us to obtain sufficient collateral to secure our credit products. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the par value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other assets as collateral. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their Bank capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We believe our policies appropriately manage our credit risks arising from our credit products.

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
Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2012 and 2011, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2012, and 2011, we did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2012, 2011, and 2010.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at December 31, 2012 and 2011. At December 31, 2012 and 2011, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 20 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

We invest in government mortgage loans secured by one- to four-family residential properties. Government mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration, the U.S. Department of Veterans Affairs, the Rural Housing Service of the U.S. Department of Agriculture, or by the U.S. Department of Housing and Urban Development.

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for these loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2012 and 2011. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Conventional Mortgage Loans Held for Portfolio

We use a model to determine our allowance for credit losses based on our investments in conventional mortgage loans. We periodically adjust the key inputs to this model in an effort intended to properly align our loss projections with the market conditions that are relevant to these loans. The key inputs to the model include past and current performance of these loans (including portfolio-delinquency and default-migration statistics), overall loan-portfolio-performance characteristics (including loss-mitigation features, especially credit enhancements, as discussed below under — Credit Enhancements), and loss-severity estimates for these loans. We update the following inputs at least once per quarter: current outstanding loan amounts, delinquency statistics of the portfolio, and related loss-mitigation features (including credit-enhancement and estimated credit-

enhancement fee-recovery amounts) for all master commitments. A master commitment is a document which provides the general terms under which the participating financial institution will deliver mortgage loans, including a maximum loan delivery amount, maximum credit enhancement, if applicable, and expiration date. Additionally, we review the model's default migration factor on a quarterly basis to determine if the portfolio has exhibited any change in loans migrating from current to delinquent or from delinquent to default and make adjustments as appropriate.

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

Nonaccrual Loans. We place conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income in the current period. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless we consider the collection of the remaining principal amount due to be doubtful. If we consider the collection of the remaining principal amount to be doubtful, cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due.

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

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a participating financial institution to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. We apply an appropriate loss severity rate, which is used to estimate the fair value of our collateral. The resulting incurred loss is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

Collectively Evaluated Mortgage Loans. We evaluate the credit risk of our investments in conventional mortgage loans for impairment on a collective basis that considers loan-pool-specific attribute data at the master commitment pool level, applies estimated loss severities, and incorporates available credit enhancements to establish our best estimate of probable incurred losses at the reporting date. We do not consider credit enhancement cash flows that are projected and assessed as not probable of receipt in reducing estimated losses. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 or more days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date. Additionally, for our investments in loans modified under our temporary loan modification plan, on the effective date of a loan modification we measure the present value of expected future cash flows discounted at the loan's effective interest rate and reduce the carrying value of the loan accordingly. See — Troubled Debt Restructurings below for information on our temporary loan modification program and loans that have been discharged pursuant to Chapter 7 bankruptcy.

Estimating a Margin of Imprecision. We also assess a factor for the margin of imprecision to the estimation of credit losses for the homogeneous population. The margin of imprecision is a factor in the allowance for credit losses that recognizes the imprecise nature of the measurement process and is included as part of the mortgage loan allowance for credit loss. This amount represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not be captured in our methodology. The actual loss that may occur on homogeneous populations of mortgage loans may differ from the estimated loss.

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2012, 2011, and 2010, as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2012, 2011, and 2010 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	2012	2011	2010
Allowance for credit losses
Balance at beginning of year	$7,800	$8,653	$2,100
Charge-offs	(259)	(22)	(148)
(Reduction of) provision for credit losses	(3,127)	(831)	6,701
Balance at end of year	$4,414	$7,800	$8,653
Ending balance, individually evaluated for impairment	$—	$—	$—
Ending balance, collectively evaluated for impairment	$4,414	$7,800	$8,653
Recorded investment, end of period (1)
Individually evaluated for impairment	$2,752	$446	$238
Collectively evaluated for impairment	$3,041,418	$2,818,923	$2,943,645
_________________________

(1)
This amount excludes government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$36,720	$14,451	$51,171
Past due 60-89 days delinquent	12,339	4,459	16,798
Past due 90 days or more delinquent	50,927	23,715	74,642
Total past due	99,986	42,625	142,611
Total current loans	2,944,184	414,400	3,358,584
Total mortgage loans	$3,044,170	$457,025	$3,501,195
Other delinquency statistics
In process of foreclosure, included above (1)	$23,580	$11,022	$34,602
Serious delinquency rate (2)	1.70%	5.19%	2.15%
Past due 90 days or more still accruing interest	$—	$23,715	$23,715
Loans on nonaccrual status (3)	$51,609	$—	$51,609
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)	Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as troubled debt restructurings.

	December 31, 2011
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$41,311	$15,477	$56,788
Past due 60-89 days delinquent	11,656	5,973	17,629
Past due 90 days or more delinquent	55,876	24,925	80,801
Total past due	108,843	46,375	155,218
Total current loans	2,710,526	269,101	2,979,627
Total mortgage loans	$2,819,369	$315,476	$3,134,845
Other delinquency statistics
In process of foreclosure, included above (1)	$32,344	$7,413	$39,757
Serious delinquency rate (2)	1.99%	7.90%	2.59%
Past due 90 days or more still accruing interest	$—	$24,925	$24,925
Loans on nonaccrual status (3)	$56,074	$—	$56,074
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)	Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as troubled debt restructurings.

Individually Evaluated Impaired Loans. The following tables present the recorded investment and par value for impaired loans individually assessed for impairment at December 31, 2012 and 2011, and the average recorded investment and interest income recognized on these loans during 2012 and 2011 (dollars in thousands). Our individually evaluated impaired loans do not have a related allowance.

	As of December 31, 2012		Year Ended December 31, 2012
	Recorded Investment	Par Value	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans	$2,752	$2,726	$2,021	$120

	As of December 31, 2011		Year Ended December 31, 2011
	Recorded Investment	Par Value	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans	$446	$442	$263	$19

Credit Enhancements. Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF program. These credit enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit enhancement. The amount of credit enhancements needed to protect us against credit losses is determined through the use of a model. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.

Conventional mortgage loans are required to be credit enhanced so that the risk of loss is limited to the losses equivalent to an investor in a double-A rated MBS at the time of purchase. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a model from an NRSRO to determine the amount of credit enhancement. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of each participating financial institution, which is calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a double-A rated MBS and our initial first-loss account exposure.

The first-loss account represents the first layer or portion of credit losses that we absorb with respect to our investments in mortgage loans after considering the borrower's equity and primary mortgage insurance. The participating financial institution is required to cover the next layer of losses up to an agreed-upon credit-enhancement obligation amount, which may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of a participating financial institution to provide supplemental mortgage insurance, or a combination of both. We absorb any remaining unallocated losses.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2012 and 2011, the amount of first-loss account remaining for losses attributable to us was $16.7 million and $23.8 million, respectively.

Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $3.2 million, $3.1 million, and $3.4 million during the years ended December 31, 2012, 2011, and 2010, respectively.

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

	December 31, 2012	December 31, 2011
Total estimated losses	$10,053	$10,274
Less: estimated losses in excess of the first-loss account, to be absorbed by participating financial institutions	(5,010)	(1,622)
Less: estimated performance-based credit-enhancement fees available for recapture	(629)	(852)
Net allowance for credit losses	$4,414	$7,800

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise.

Our program for mortgage loan troubled debt restructurings primarily involves modifying the borrower's monthly payment for a period of up to 36 months to achieve a housing expense ratio of no more than 31 percent of their qualifying monthly income. The principal amortization schedule for the outstanding principal balance is first re-calculated to reflect a new principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced for the temporary modification period of up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the desired 31 percent housing expense ratio is met.

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. During the year ended December 31, 2012, we had 13 troubled debt restructurings. The recorded investment in the troubled debt restructurings post-modification was $2.6 million as of the modification date. During the year ended December 31, 2011, we had one troubled debt restructuring. The recorded investment in the troubled debt restructuring post-modification was $196,000 as of the modification date.

As of December 31, 2012, we had mortgage loans with a recorded investment of $2.8 million that are considered a troubled debt restructuring of which $1.9 million were performing and $912,000 were non-performing. As of December 31, 2011, we had mortgage loans with a recorded investment of $446,000 that are considered troubled debt restructurings all of which were performing.

During the years ended December 31, 2012 and 2011, certain conventional MPF mortgage loans modified as troubled debt restructurings within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a troubled debt restructuring if their contractual principal or interest is 60 days or more past due. At December 31, 2012, the recorded investment in troubled debt restructurings that subsequently defaulted was $442,000. During the year ended December 31, 2011, no troubled debt restructurings had defaulted.

At December 31, 2012, we had one troubled debt restructuring with a recorded investment of $88,000, that resulted from a borrower that filed for Chapter 7 bankruptcy in which the bankruptcy court discharged the borrower's obligation to us and the borrower did not reaffirm the debt. We did not record an additional impairment charge or increase our allowance for credit losses since there are sufficient credit-enhancement fees remaining for the master commitment associated with this loan.

REO. At December 31, 2012 and 2011, we had $8.7 million and $6.3 million, respectively, in assets classified as REO. During the years ended December 31, 2012, 2011, and 2010, we sold REO assets with a recorded carrying value of $10.2 million, $9.6 million, and $9.4 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $409,000, $517,000, and $363,000 on the sale of REO assets during the years ended December 31, 2012, 2011, and 2010, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell.

These investments are all short-term (less than three months). We invest in federal funds sold with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of December 31, 2012 and 2011, were repaid according to their contractual terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or we will decrease the dollar value of the resale agreement accordingly. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2012 and 2011.

Note 11 — Derivatives and Hedging Activities

Nature of Business Activity

We are exposed to interest-rate risk primarily from the effects of interest-rate changes on interest-earning assets and funding sources that finance these assets. The goal of our interest-rate risk-management strategy is to manage interest-rate risk within appropriate limits. As part of our effort to mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest-rate changes we will accept. In addition, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and funding sources.

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

Application of Derivatives

We may use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of our financial instruments, including our advances products, investments, and COs to achieve risk-management objectives. We use derivatives as:

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

•
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable-rate index we utilize in most of our derivatives is LIBOR.

•
Optional Termination Interest-Rate Swaps. An optional termination interest-rate swap is an interest-rate swap in which one counterparty has the right, but not the obligation, to terminate the interest-rate swap prior to its stated maturity date. We use optional termination interest-rate swaps to hedge callable CO bonds and putable advances. In each case, we own an option to terminate the hedged item, that is redeem a callable bond or demand repayment of a putable advance on specified dates, and the counterparty to the optional termination interest-rate swap owns the option to terminate the interest-rate swap on those same dates.

•
Forward-Start Interest-Rate Swaps. A forward-start interest-rate swap is an interest rate swap (as described above) with a deferred effective date. We designate forward-start interest-rate swaps as cash-flow hedges of expected debt issuances.

•
Swaptions. A swaption is an option on an interest-rate swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect us if we are planning to lend or borrow funds in the future against future interest rate changes. We purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed-interest payments at a later date and a receiver swaption is the option to receive fixed-interest payments at a later date.

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

Types of Assets and Liabilities Hedged

We formally document at inception all relationships between derivatives designated as hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets or liabilities on the statement of condition; firm commitments; or forecasted transactions. We also formally assess (both at the hedge's inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. We typically use regression analyses or other statistical or scenario-based analyses to assess the effectiveness of our hedges. We apply hedge accounting to hedges that are deemed highly effective and that otherwise meet the hedge-accounting requirements. When it is determined that a derivative has not been or is not expected to be effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

In a typical cash-flow or economic hedge of anticipated CO issuance, we may enter into interest-rate swaps for the anticipated issuance of fixed-rate CO bonds to lock in a spread between an earning asset and the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate CO bond. Changes in fair value of the hedging derivative, to the extent that the hedge is effective, will be recorded in accumulated other comprehensive loss and reclassified into earnings in the period or periods during which the cash flows of the fixed-rate CO bond affects earnings (beginning upon issuance and continuing over the life of the CO bond).

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

With each issue of a putable advance, we effectively purchase from the related borrower an embedded put option that enables us to terminate a fixed-rate advance on predetermined put dates, and offer, subject to certain conditions, replacement funding at then-current advances rates. We may hedge a putable advance by entering into a derivative that is cancelable by the derivative counterparty, where we pay a fixed-rate coupon and receive a variable-rate coupon. This type of hedge is treated as a fair-value hedge. The swap counterparty would normally exercise its option to cancel the derivative at par on any defined exercise date if interest rates had risen, and at that time, we could, at our option, require immediate repayment of the advance.

Additionally, the borrower's ability to prepay an advance can create interest-rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. If the advance is hedged with a derivative instrument, the prepayment fee will generally offset the cost of terminating the designated hedge. When we offer advances (other than short-term advances) that a borrower may prepay without a prepayment fee, we usually finance such advances with callable debt or otherwise hedge this option.

Mortgage Loans. We invest in mortgage loans through the MPF program as discussed in Note 9 – Mortgage Loans Held for Portfolio. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated prepayment behavior. We address a portion of the interest-rate risk inherent in mortgage loans by duration-matching mortgage loans and the funding liabilities. As interest rates change, the portfolio is rebalanced to maintain the targeted duration level. We may also manage against prepayment, or convexity, risk by funding some mortgage loans with COs that have redemption features. In addition, we may use derivatives to manage the prepayment and duration variability of mortgage loans. Net income could be reduced if we reinvest the proceeds from prepaid mortgage loans in lower-yielding assets and if our higher funding costs are not reduced concomitantly.

Swaptions may also be used to hedge the prepayment risk from our investments in mortgage loans. We may also purchase interest-rate caps and floors, optional termination interest rate swaps, call options, and put options to minimize the prepayment risk embedded in our investments in mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. Changes in fair value of these economic hedges are recognized in current period earnings and presented on the statement of operations as net (losses) gains on derivatives and hedging activities.

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

We may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap. In this case, the swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The fair-value change associated with the firm commitment is rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance.

Investments. We primarily invest in U.S. agency obligations, MBS, certificates of deposit, ABS, and the taxable portion of HFA securities, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. Finance Agency guidance and our policies limit this source of interest-rate risk by restricting the types of mortgage investments we may own to those with limited average life changes under certain interest-rate-shock scenarios and establishing limitations on duration of equity and changes to market value of equity. We may manage our prepayment and duration risk by funding investment securities with COs that have call features or by hedging the prepayment risk with caps or floors, optional termination interest rate swaps, or swaptions.

For long-term investment securities that are classified as held-to-maturity, we manage our interest-rate-risk exposure by issuing funding instruments with offsetting market-risk characteristics. For example, we typically fund floating-rate MBS whose coupons reset monthly with short-term discount notes or with CO bonds with fixed rates that have been converted to a floating rate with an interest-rate swap, while we might use long-term CO bonds to fund fixed-rate commercial MBS.

For available-for-sale securities to which a qualifying fair-value hedge relationship has been designated, we record the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive loss as net unrealized loss on available-for-sale securities.

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

Financial Statement Impact and Additional Financial Information.

The notional amount of derivatives is a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged.

The following table presents the fair value of derivative instruments as of December 31, 2012 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$14,595,750	$87,463	$(896,248)
Forward-start interest-rate swaps	1,250,000	—	(64,897)
Total derivatives designated as hedging instruments	15,845,750	87,463	(961,145)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,364,500	849	(34,217)
Interest-rate caps or floors	300,000	50	—
Mortgage-delivery commitments (1)	30,938	35	(16)
Total derivatives not designated as hedging instruments	1,695,438	934	(34,233)
Total notional amount of derivatives	$17,541,188
Total derivatives before netting adjustments		88,397	(995,378)
Netting adjustments (2)		(88,286)	88,286
Derivative assets and derivative liabilities		$111	$(907,092)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions.

The following table presents the fair value of derivative instruments as of December 31, 2011 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$19,326,022	$229,091	$(1,036,060)
Forward-start interest-rate swaps	700,000	—	(31,981)
Total derivatives designated as hedging instruments	20,026,022	229,091	(1,068,041)

Derivatives not designated as hedging instruments
Interest-rate swaps	235,750	—	(30,506)
Interest-rate caps or floors	300,000	786	—
Mortgage-delivery commitments (1)	17,734	128	—
Total derivatives not designated as hedging instruments	553,484	914	(30,506)
Total notional amount of derivatives	$20,579,506
Total derivatives before netting and collateral adjustments		230,005	(1,098,547)
Netting adjustments (2)		(193,438)	193,438
Cash collateral received from counterparties, including accrued interest		(20,046)	(195)
Derivative assets and derivative liabilities		$16,521	$(905,304)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the years ended December 31, 2012, 2011, and 2010 were as follows (dollars in thousands).

	For the Year Ended December 31,
	2012	2011	2010
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$622	$2,346	$2,998
Cash flow hedge ineffectiveness	(183)	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(9,781)	(27,048)	(19,091)
Interest-rate caps or floors	(736)	(2,298)	(78)
Mortgage-delivery commitments	2,585	2,092	619
Total net losses related to derivatives not designated as hedging instruments	(7,932)	(27,254)	(18,550)
Net losses on derivatives and hedging activities	$(7,493)	$(24,908)	$(15,552)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	For the Year Ended December 31, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$109,560	$(110,755)	$(1,195)	$(192,918)
Investments	18,136	(16,454)	1,682	(41,028)
Deposits	(1,301)	1,301	—	1,541
COs – bonds	(129,829)	129,964	135	88,668
	$(3,434)	$4,056	$622	$(143,737)

	For the Year Ended December 31, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$31,560	$(30,888)	$672	$(279,353)
Investments	(153,796)	154,284	488	(46,837)
Deposits	(783)	783	—	1,573
COs – bonds	5,037	(3,851)	1,186	153,183
	$(117,982)	$120,328	$2,346	$(171,434)

	For the Year Ended December 31, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$43,290	$(42,123)	$1,167	$(389,351)
Investments	(38,039)	39,134	1,095	(50,631)
Deposits	356	(356)	—	1,567
COs – bonds	68,024	(67,369)	655	207,641
COs – discount notes	(67)	148	81	75
	$73,564	$(70,566)	$2,998	$(230,699)
______________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

The loss recognized in other comprehensive income for forward-start interest-rate swaps associated with CO bond hedged items in cash-flow hedging relationships was $32.7 million and $32.0 million for the years ended December 31, 2012, and 2011, respectively.

For the years ended December 31, 2012, and 2011, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2012, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of December 31, 2012, the amount of deferred net losses on derivative instruments accumulated in other comprehensive loss expected to be reclassified to earnings during the next 12 months is $14,000.

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

	December 31, 2012	December 31, 2011
Total net exposure at fair value(1)	$111	$36,567
Less: cash collateral received from counterparties, including accrued interest	—	(20,046)
Net exposure after cash collateral	$111	$16,521
_______________________
(1)  Includes net accrued interest receivable of $1,000 and $988,000 at December 31, 2012, and 2011, respectively.

Certain of our master-netting agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit ratings. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split among such credit ratings, the lower ratings govern. The aggregate fair value of all derivative instruments with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2012, was $907.1 million for which we had delivered collateral with a post-haircut value of $766.0 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain swap counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2012 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of December 31, 2012

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$39,298
AA-	A+, A or A-	71,557
A-	below A-	19,045
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lowest rating is used.
(2) Additional collateral of $10.9 million could be called by counterparties as of December 31, 2012, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

We execute derivatives with nonmember counterparties with long-term ratings of single-A (or equivalent) or better by the major NRSROs at the time of the transaction, although risk-reducing trades are permitted for counterparties whose ratings have fallen below these ratings. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 13 — Consolidated Obligations for additional information. See also Note 20 — Commitments and Contingencies for a discussion of assets we have pledged to these counterparties.

Note 12 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. In addition, we offer short-term interest-bearing deposit programs to members. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans. We classify these items as "other" in the following table.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Deposits at December 31, 2012 and 2011, include hedging adjustments of $2.7 million and $4.0 million, respectively. The average interest rates paid on average deposits during 2012 and 2011 was 0.01 percent and 0.03 percent, respectively.

The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	December 31, 2012	December 31, 2011
Interest bearing
Demand and overnight	$530,887	$600,155
Term	21,638	22,401
Other	4,915	4,571
Non-interest bearing
Other	37,528	27,119
Total deposits	$594,968	$654,246

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of December 31, 2012 and 2011.

Note 13 — Consolidated Obligations

COs consist of CO bonds and CO discount notes. CO bonds are issued primarily to raise intermediate- and long-term funds and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds and have original maturities of up to one year. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although we are primarily liable for our portion of COs (that is, those issued from which we received issuance proceeds), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all COs. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although this has never occurred, to the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank that is primarily liable for such CO, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the COs between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. See Note 20 – Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.

The par values of the 12 FHLBanks' outstanding COs, including COs held by other FHLBanks, were approximately $687.9 billion and $691.9 billion at December 31, 2012 and 2011, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or the Government National Mortgage Association; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

The following table sets forth the outstanding CO bonds for which we were primarily liable at December 31, 2012 and 2011, by year of contractual maturity (dollars in thousands):

	December 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$8,344,355	1.67%	$12,825,580	1.27%
Due after one year through two years	5,447,000	1.36	7,196,250	2.04
Due after two years through three years	3,482,025	2.44	2,776,845	2.42
Due after three years through four years	1,975,360	2.34	1,964,000	3.20
Due after four years through five years	3,122,805	2.22	1,832,350	2.34
Thereafter	3,433,690	2.55	2,938,350	3.90
Total par value	25,805,235	1.94%	29,533,375	2.03%
Premiums	270,614		179,113
Discounts	(22,842)		(29,833)
Hedging adjustments	66,841		196,805
	$26,119,848		$29,879,460
_______________________
(1)          The CO bonds' weighted-average rate excludes concession fees.

COs outstanding were issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets, including the federal funds effective rate, LIBOR and others. To meet the expected specific needs of certain investors in COs, both fixed-rate CO bonds and variable-rate CO bonds may contain features, which may result in complex coupon-payment terms and call or put options. When such COs are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

Our CO bonds outstanding at December 31, 2012 and 2011, included (dollars in thousands):

	December 31, 2012	December 31, 2011
Par value of CO bonds
Noncallable and non-putable	$23,732,235	$26,535,375
Callable	2,073,000	2,998,000
Total par value	$25,805,235	$29,533,375

The following is a summary of the CO bonds for which we are primarily liable at December 31, 2012 and 2011, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	December 31, 2012	December 31, 2011
Due in one year or less	$10,222,355	$14,425,580
Due after one year through two years	5,547,000	7,234,250
Due after two years through three years	3,537,025	2,531,845
Due after three years through four years	1,975,360	1,849,000
Due after four years through five years	2,917,805	1,387,350
Thereafter	1,605,690	2,105,350
Total par value	$25,805,235	$29,533,375

CO bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have the following interest-rate payment terms:

Step-Up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Par value of CO bonds
Fixed-rate	$21,385,235	$25,473,375
Simple variable-rate	3,570,000	3,350,000
Step-up	850,000	710,000
Total par value	$25,805,235	$29,533,375

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2012	$8,639,048	$8,640,000	0.09%
December 31, 2011	$14,651,793	$14,652,040	0.01%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Concessions on COs. Unamortized concessions on COs were $5.9 million and $4.8 million at December 31, 2012 and 2011, respectively, and are included in other assets on the statement of condition. The amortization of these concessions is included in CO interest expense and totaled $4.0 million, $7.0 million, and $10.9 million in 2012, 2011, and 2010, respectively.

Note 14 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants and below-market-interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP, but after any assessment for REFCorp. We accrue this expense monthly based on our net earnings, and the accruals are accumulated into our AHP payable account. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances. Calculation of the REFCorp assessment is discussed in Note 15 — Resolution Funding Corporation.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCorp obligation with their payment made on July 15, 2011, which was accrued as applicable in each FHLBank's June 30, 2011, financial statements. The FHLBanks entered into the Joint Capital Agreement which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning with the third quarter of 2011. Because the REFCorp assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, are not treated as an assessment and do not reduce our net income. As a result, our AHP contributions as a percentage of pre-assessment earnings have increased because the REFCorp obligation has been fully satisfied.

If we experience a net loss during a quarter, but still have net earnings for the year, our obligation to the AHP would be calculated based on our net earnings for that calendar year. In annual periods where our net earnings are zero or less, our AHP assessment is zero since our required annual contribution is limited to our annual net earnings. If the result of the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year under a Finance Agency regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for 2012, 2011, and 2010 was $23.1 million, $17.8 million, and $11.8 million, respectively.

There was no shortfall, as described above, in any of 2012, 2011, or 2010. If a FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the Finance Agency for a temporary suspension of its contributions. We did not make such an application in any of 2012, 2011, or 2010.

We had outstanding principal in AHP advances of $99.9 million and $97.9 million at December 31, 2012 and 2011, respectively.

The following table presents a roll-forward of the AHP liability for the years ended December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Balance at beginning of year	$34,241	$23,138
AHP expense for the period	23,122	17,812
AHP direct grant disbursements	(5,415)	(5,775)
AHP subsidy for AHP advance disbursements	(1,477)	(1,371)
Return of previously disbursed grants and subsidies	74	437
Balance at end of year	$50,545	$34,241

Note 15 — Resolution Funding Corporation

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCorp obligation with their payment made on July 15, 2011, which was accrued as applicable in each FHLBank's June 30, 2011, financial statements. Following the satisfaction of their REFCorp obligation, the FHLBanks entered into the Joint Capital Agreement which generally has required each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account until the required contribution is satisfied, since the third quarter of 2011. See Note 16 — Capital for further discussion.

Prior to the satisfaction of the FHLBanks' REFCorp obligation, each FHLBank was required to pay to REFCorp 20 percent of net income calculated in accordance with GAAP after the assessment for the AHP, but before the assessment for the REFCorp until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCorp based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. Calculation of the AHP assessment is discussed in Note 14 — Affordable Housing Program.

Note 16 — Capital

We are subject to capital requirements under our capital plan, the FHLBank Act and Finance Agency regulations:

1.
Risk-based capital. We are required to maintain at all times permanent capital, defined as Class B stock, including Class B stock classified as mandatorily redeemable capital stock, and retained earnings, in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with Finance Agency rules and regulations, referred to herein as the risk-based capital requirement. Only permanent capital satisfies the risk-based capital requirement.

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

The following tables demonstrate our compliance with our regulatory capital requirements at December 31, 2012 and 2011 (dollars in thousands):

Risk-Based Capital Requirements	December 31, 2012	December 31, 2011

Permanent capital
Class B capital stock	$3,455,165	$3,625,348
Mandatorily redeemable capital stock	215,863	227,429
Retained earnings	587,554	398,097
Total permanent capital	$4,258,582	$4,250,874
Risk-based capital requirement
Credit-risk capital	$473,233	$582,879
Market-risk capital	80,026	91,337
Operations-risk capital	165,978	202,265
Total risk-based capital requirement	$719,237	$876,481
Permanent capital in excess of risk-based capital requirement	$3,539,345	$3,374,393

	December 31, 2012		December 31, 2011
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$719,237	$4,258,582	$876,481	$4,250,874
Total regulatory capital	$1,608,361	$4,258,582	$1,998,733	$4,250,874
Total capital-to-asset ratio	4.0%	10.6%	4.0%	8.5%

Leverage Ratio
Leverage capital	$2,010,451	$6,387,873	$2,498,417	$6,376,311
Leverage capital-to-assets ratio	5.0%	15.9%	5.0%	12.8%

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

The Gramm-Leach-Bliley Act of 1999, as amended, made FHLBank membership voluntary for all members. Members may redeem Class B stock after no sooner than five years' notice provided in accordance with our capital plan (the redemption-notice period). The effective date of termination of membership for any member that voluntarily withdraws from membership is the end of the redemption-notice period, at which time any stock that is held as a condition of membership shall be divested, subject to any other applicable restrictions at that time. At that time, any stock held pursuant to activity-based stock investment requirements shall remain outstanding until such requirements are eliminated by disposition of the related business activity. Any member that withdraws from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set forth in our capital plan, before being readmitted to membership in any FHLBank. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

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

Because our Class B stock is subject to redemption in certain instances, we can experience a reduction in our capital, particularly due to membership terminations due to merger and acquisition activity. However, there are several mitigants to this risk, including, but not limited to, the following:

•
the activity-based portion of the stock-investment requirement allows us to retain stock beyond the redemption-notice period if the associated member-related activity is still outstanding, until the obligations are paid in full;

•	the redemption notice period allows for a significant period in which we can restructure our balance sheet to accommodate a reduction in capital;

•
our board of directors may modify the membership stock-investment requirement or the activity-based stock-investment requirement, or both, to address expected shortfalls in capitalization due to membership termination; and

•	our board of directors or the Finance Agency may suspend redemptions in the event that such redemptions would cause us not to meet our minimum regulatory capital requirements.

Our board of directors may declare and pay dividends in either cash or capital stock, subject to limitations in applicable law and our capital plan.

Restricted Retained Earnings. The Joint Capital Agreement is intended to enhance the capital position of each FHLBank. Pursuant to the Joint Capital Agreement, and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At December 31, 2012, our contribution requirement totaled $373.8 million. As of December 31, 2012 and 2011, restricted retained earnings totaled $64.4 million and $22.9 million, respectively. These restricted retained earnings are not available to pay dividends.

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

At December 31, 2012 and 2011, we had $215.9 million and $227.4 million, respectively, in capital stock subject to mandatory redemption. Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2012 and 2011, dividends on mandatorily redeemable capital stock of $1.0 million and $721,000, respectively, were recorded as interest expense. There were no dividends on mandatorily redeemable capital stock for the year ended December 31, 2010.

The following table is a roll-forward of our capital stock that is subject to mandatory redemption during the years ended December 31, 2012, 2011, and 2010 (dollars in thousands).

	2012	2011	2010
Balance, beginning of year	$227,429	$90,077	$90,896
Capital stock subject to mandatory redemption reclassified from equity during the year due to membership terminations	1,014	140,821	3,469
Redemption/repurchase of mandatorily redeemable capital stock	(12,580)	(3,469)	(4,288)
Balance, end of year	$215,863	$227,429	$90,077

The number of stockholders holding mandatorily redeemable capital stock was six, six, and five at December 31, 2012, 2011, and 2010, respectively.

Consistent with our capital plan, we are not required to redeem membership stock until the expiration of the redemption notice period. Furthermore, we are not required to redeem activity-based stock until the later of the expiration redemption-notice period or the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity-based asset no longer outstanding, we may repurchase such shares, in our sole discretion, subject to the statutory and regulatory restrictions on excess capital-stock redemption discussed below. The year of redemption in the following table represents the end of the redemption-notice period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the redemption-notice period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding. The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at December 31, 2012 and 2011 (dollars in thousands).

	December 31,
Expiry of Redemption Period	2012	2011
Due in one year or less	$80,259	$—
Due after one year through two years	—	86,598
Due after two years through three years	—	10
Due after three years through four years	134,590	—
Due after four years through five years	1,014	140,821
Total	$215,863	$227,429

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

Since December 8, 2008, we have maintained a moratorium on all excess capital stock repurchases to help preserve our capital in the light of the challenges that arose at that time, which were principally due to our investments in private-label MBS. At both December 31, 2012 and 2011, members and nonmembers with capital stock outstanding held excess capital stock totaling $2.1 billion, representing approximately 58.1 percent and 55.1 percent, respectively of total capital stock outstanding. Finance Agency rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2012, we had excess capital stock outstanding totaling 5.3 percent of our total assets. At December 31, 2012, we were in compliance with the Finance Agency's excess capital stock rules.

On March 9, 2012, we completed a partial repurchase of excess capital stock in the amount of $250.0 million. Of this amount, $12.6 million was repurchased from mandatorily redeemable capital stock. This was our first such repurchase since the moratorium was established in December 2008 and was the only such repurchase that we made in 2012.

On March 11, 2013, we completed another partial repurchase of excess capital stock in the amount of $300.0 million. Of this amount, $25.0 million was repurchased from mandatorily redeemable capital stock.

Capital Classification Determination. We are subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2012. However, pursuant to the Capital Rule, the Finance Agency has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 21, 2012, the Acting Director of the Finance Agency notified us that, based on September 30, 2012, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified us of our capital classification based on December 31, 2012, financial information.

Note 17 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	Net Unrealized Loss on Available-for-Sale Securities	Net Noncredit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2009	$(90,060)	$(929,508)	$(356)	$(1,725)	$(1,021,649)
Other comprehensive income	74,867	307,980	15	676	383,538
Balance, December 31, 2010	$(15,193)	$(621,528)	$(341)	$(1,049)	$(638,111)
Other comprehensive (loss) income	(33,367)	170,532	(31,967)	(1,498)	103,700
Balance, December 31, 2011	$(48,560)	$(450,996)	$(32,308)	$(2,547)	$(534,411)
Other comprehensive income (loss)	25,917	65,821	(32,719)	(1,228)	57,791
Balance, December 31, 2012	$(22,643)	$(385,175)	$(65,027)	$(3,775)	$(476,620)

Note 18 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our officers and employees. We were not required nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2012, 2011, and 2010.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the fiscal year ended June 30, 2011. For the Pentegra Defined Benefit Plan fiscal years ended June 30, 2011 and 2010, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

The following table sets forth our net pension costs and funded status under the Pentegra Defined Benefit Plan (dollars in thousands):

	For the Year Ended December 31,
	2012		2011		2010
Net pension cost	$4,367		$3,902		$5,345
Pentegra Defined Benefit Plan funded status as of July 1 (1)	108.2%	(2)	90.3%	(3)	88.0%
Our funded status as of July 1 (1)	106.1%		86.9%		86.8%
______________________

(1)
The significant increase in the funded status from July 1, 2011, to July 1, 2012, of both the Pentegra Defined Benefit Plan as a whole and our own funded status, is primarily due to a provision contained in the Moving Ahead for Progress in the 21st Century Act (MAP-21), which was signed into law by President Obama on July 6, 2012, and which changed the calculation of the discount rate used in measuring the pension plan liability. MAP-21 allows plan sponsors to measure the pension plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension plan liability was based on the 24-month average of interest rates. Over time, the pension funding stabilization effect of MAP-21 will decline because the 24-month smoothed segment rates and 25-year corridors are likely to converge.

(2)
The funded status as of July 1, 2012, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2012, through March 15, 2013. Contributions made on or before March 15, 2013, and designated for the plan year ended June 30, 2012, will be included in the final valuation as of July 1, 2012. The final funded status as of July 1, 2012, will not be available until the Form 5500 for the plan year July 1, 2012, through June 30, 2013 is filed. This Form 5500 is due to be filed no later than April 2014.

(3)
The funded status as of July 1, 2011, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2011, through March 15, 2012. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011, will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011, will not be available until the Form 5500 for the plan year July 1, 2011, through June 30, 2012 is filed. This Form 5500 is due to be filed no later than April 2013.

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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $3.6 million and $3.2 million at December 31, 2012 and 2011, respectively. We maintain a rabbi trust intended to satisfy future benefit obligations.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$946	$851	$816
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	104	89	53

Nonqualified Supplemental Defined Benefit Retirement Plan. We also maintain a nonqualified, single-employer unfunded defined-benefit plan covering certain senior officers, for which our obligation is detailed below. We maintain a rabbi trust intended to meet future benefit obligations.

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of December 31, 2012 and 2011 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Change in benefit obligation (1)
Benefit obligation at beginning of year	$5,901	$3,859	$634	$499
Service cost	418	261	32	25
Interest cost	293	238	28	26
Actuarial loss	1,657	1,543	45	97
Benefits paid	(300)	—	(18)	(13)
Benefit obligation at end of year	7,969	5,901	721	634
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	300	—	18	13
Benefits paid	(300)	—	(18)	(13)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(7,969)	$(5,901)	$(721)	$(634)
______________________
(1)      This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

Amounts recognized in other liabilities on the statement of condition for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2012 and 2011, were $8.7 million and $6.5 million, respectively.

Amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits as of December 31, 2012 and 2011, were (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2012	2011	2012	2011
Net actuarial loss	$3,554	$2,362	$221	$185

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $5.3 million and $4.9 million at December 31, 2012 and 2011, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost
Service cost	$418	$261	$205	$32	$25	$24
Interest cost	293	238	221	28	26	25
Amortization of prior service cost	—	—	(17)	—	—	—
Amortization of net actuarial loss	465	140	66	9	2	—
Loss due to settlement of pension obligation	—	—	343	—	—	—
Net periodic benefit cost	1,176	639	818	69	53	49
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Loss
Amortization of prior service cost	—	—	17	—	—	—
Amortization of net actuarial loss	(465)	(140)	(66)	(9)	(2)	—
Net actuarial loss (gain)	1,657	1,543	(293)	45	97	9
Loss due to settlement of pension obligation	—	—	(343)	—	—	—
Total recognized in accumulated other comprehensive loss	1,192	1,403	(685)	36	95	9
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$2,368	$2,042	$133	$105	$148	$58

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost is $551,000 for our nonqualified supplemental defined benefit retirement plan and $12,000 for our postretirement benefits over the next fiscal year.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2012 and 2011, were:

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2012	2011	2012	2011
Benefit obligation
Discount rate	3.80%	4.25%	4.10%	4.45%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	4.25%	5.50%	4.45%	5.50%
Salary increases	5.50%	5.50%	—	—
The discount rate for the nonqualified supplemental defined benefit retirement plan as of December 31, 2012, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2012, and solving for the single discount rate that produces the same present value.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2013 other than the payment of benefits.

Estimated future benefit payments for our nonqualified supplemental defined benefit retirement plan and postretirement benefits, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

	Estimated Future Payments
Years	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2013	$111	$16
2014	163	16
2015	204	15
2016	254	16
2017	304	18
2018-2022	2,383	110

Note 19 — Fair Values

The carrying values, fair values, and fair-value hierarchy of our financial instruments at December 31, 2012, were as follows (dollars in thousands). These values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	December 31, 2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$240,945	$240,945	$240,945	$—	$—	$—
Interest-bearing deposits	192	192	192	—	—	—
Securities purchased under agreements to resell	4,015,000	4,014,989	—	4,014,989	—	—
Federal funds sold	600,000	599,994	—	599,994	—	—
Trading securities(1)	274,293	274,293	—	274,293	—	—
Available-for-sale securities(1)	5,268,237	5,268,237	—	5,268,237	—	—
Held-to-maturity securities(2)	5,396,335	5,699,230	—	4,060,941	1,638,289	—
Advances	20,789,704	21,168,928	—	21,168,928	—	—
Mortgage loans, net	3,478,896	3,667,342	—	3,667,342	—	—
Accrued interest receivable	100,404	100,404	—	100,404	—	—
Derivative assets(1)	111	111	—	88,397	—	(88,286)
Other assets (1)	8,402	8,402	4,154	4,248	—	—
Liabilities:
Deposits	(594,968)	(594,856)	—	(594,856)	—	—
COs:
Bonds	(26,119,848)	(26,813,277)	—	(26,813,277)	—	—
Discount notes	(8,639,048)	(8,639,373)	—	(8,639,373)	—	—
Mandatorily redeemable capital stock	(215,863)	(215,863)	(215,863)	—	—	—
Accrued interest payable	(96,356)	(96,356)	—	(96,356)	—	—
Derivative liabilities(1)	(907,092)	(907,092)	—	(995,378)	—	88,286
Other:
Commitments to extend credit for advances	—	(229)	—	(229)	—	—
Standby bond-purchase agreements	—	358	—	358	—	—
Standby letters of credit	(523)	(523)	—	(523)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

(2)
Private-label residential MBS and HFA securities are categorized as Level 3. Private-label residential MBS that have suffered other than temporary impairments are measured at fair value on a nonrecurring basis. See the recurring and nonrecurring tables below for more details.

The carrying values and fair values of our financial instruments at December 31, 2011, were as follows (dollars in thousands):

	December 31, 2011
	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$112,094	$112,094
Interest-bearing deposits	177	177
Securities purchased under agreements to resell	6,900,000	6,899,645
Federal funds sold	2,270,000	2,269,951
Trading securities	274,164	274,164
Available-for-sale securities	5,280,199	5,280,199
Held-to-maturity securities	6,655,008	6,663,066
Advances	25,194,898	25,718,265
Mortgage loans, net	3,109,223	3,305,265
Accrued interest receivable	116,517	116,517
Derivative assets	16,521	16,521
Other assets	6,981	6,981
Liabilities:
Deposits	(654,246)	(654,094)
COs:
Bonds	(29,879,460)	(30,655,174)
Discount notes	(14,651,793)	(14,651,926)
Mandatorily redeemable capital stock	(227,429)	(227,429)
Accrued interest payable	(110,782)	(110,782)
Derivative liabilities	(905,304)	(905,304)
Other:
Commitments to extend credit for advances	—	2,612
Standby bond-purchase agreements	—	1,814
Standby letters of credit	(625)	(625)

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

The fair-value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair-value measurement is determined. This overall level is an indication of market observability of the fair-value measurement for the asset or liability.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2012 and 2011.

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

Investment Securities. We determine the fair values of our investment securities, other than HFA floating-rate securities, based on prices obtained for each of these securities that we request from four designated third-party pricing vendors. The fair value of each such security is the average of such vendor prices that are within a cluster pricing tolerance range. A cluster is defined as a group of available vendor prices for a given security that is within a defined price tolerance range of the median vendor price depending on the security type. An outlier is any vendor price that is outside of the defined cluster and is evaluated for reasonableness. The use of the average of available vendor prices within a cluster and the evaluation of reasonableness of outlier prices does not discard available information. In addition, the fair values produced by this method are reviewed for reasonableness.

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

Vendor prices that are outside of a defined cluster are identified as outliers and are subject to additional review including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or nonbinding dealer estimates, or the use of internal model prices, which we believe reflect the facts and circumstances that a market participant would consider. We also perform this analysis in those limited instances where no third-party vendor price or only one third-party vendor price is available to determine fair value. If the analysis indicates that an outlier (or outliers) is (are) not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then we use the average of the vendor prices within the tolerance threshold of the median price as the final price. If, on the other hand, we determine that an outlier (or some other price identified in the analysis) is a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price. In all cases, the final price is used to determine the fair value of the security.

As of December 31, 2012, four vendor prices were received for 93 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Substantially all of our securities were priced by at least three vendors. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2012, and 2011, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities also fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

As an additional step, we reviewed the final fair-value estimates of our private-label MBS holdings as of December 31, 2012, for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our other-than-temporary impairment process. This yield was compared to the implied yield for comparable securities according to price information from dealers and other third-party sources. Significant variances or inconsistencies were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair-value estimate was appropriate.

Investment Securities – HFA Floating Rate Securities. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Our floating rate HFA securities also fall within Level 3 of the fair-value hierarchy due to the current lack of market activity for these bonds.

Advances. We determine the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. We calculate our replacement advance rates at a spread to our cost of funds. Our cost of funds approximates the CO curve. See — COs within this note for a discussion of the CO curve. We use market-based expectations of future interest-rate volatility implied from current market prices for similar options to estimate the fair values of advances with optionality. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. Additionally, we do not account for credit risk in determining the fair value of our advances due to the strong credit protections that mitigate the credit risk associated with advances. Collateral requirements for advances provide surety for the repayment such that the probability of credit losses on advances is very low. We have the ability to establish a blanket lien on all financial assets of most members, and in the case of federally insured depository institutions, our lien has a statutory priority over all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

Mortgage Loans. The fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans adjusted for credit and liquidity risk.
REO. Fair value is derived from third-party valuations of the property, which fall within Level 3 of the fair-value hierarchy.
Accrued Interest Receivable and Payable. The fair value approximates the recorded carrying value.

Derivative Assets/Liabilities - Interest-Rate-Exchange Agreements. We base the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair-value methodology uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments.

The fair values of all interest-rate exchange agreements are netted by counterparty, including cash collateral received from or delivered to the counterparty, where an offset right exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. We enter into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A (or equivalent) by S&P and Moody's. We maintain master-netting agreements, which include bilateral collateral agreements, to reduce our exposure to counterparty defaults. These bilateral-collateral agreements require credit exposures beyond a defined threshold amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to us. We generally use a midmarket pricing convention based on the bid-ask spread as a practical expedient for fair-value measurements. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We have evaluated the potential for the fair value of the instruments to be affected by counterparty risk and our own credit risk and have determined that no adjustments were significant to the overall fair-value measurements.

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•
Discount rate assumption. Prior to December 31, 2012, the discount rate utilized was the LIBOR swap curve. At December 31, 2012, we utilized either the overnight-index swap (OIS) curve or the LIBOR swap curve depending on the terms of the ISDA agreement we have with each derivative counterparty. The impact of adopting the OIS curve for certain derivative instruments was immaterial to our financial condition and results of operations.

•	Forward interest rate assumption. LIBOR swap curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Derivative Assets/Liabilities – Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are recorded as derivatives in the statement of condition. The fair values of such commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago and a spread, derived from MBS TBA delivery commitment prices with adjustment for the contractual features of the MPF program, such as servicing and credit-enhancement features.

Deposits. We determine the fair values of term deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount by any accrued interest payable. The discount rates used in these calculations are the costs of currently issued deposits with similar terms.

COs. We estimate fair values based on the cost of issuing comparable term debt, excluding non-interest selling costs. Fair values of COs without embedded options are determined based on internal valuation models that use market-based yield curve inputs obtained from the Office of Finance. Fair values of COs with embedded options are determined by internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers.

The inputs used to determine the fair values of COs are as follows:

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

•	Volatility Assumption. To estimate the fair values of COs with optionality, we use market-based expectations of future interest-rate volatility implied from current market prices for similar options.

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

Subjectivity of Estimates. Estimates of the fair value of financial assets and liabilities using the methodologies described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest-rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair-value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at December 31, 2012 and 2011, by fair-value hierarchy level (dollars in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$16,876	$—	$—	$16,876
GSEs – residential MBS	—	4,946	—	—	4,946
GSEs – commercial MBS	—	252,471	—	—	252,471
Total trading securities	—	274,293	—	—	274,293
Available-for-sale securities:
Supranational institutions	—	473,484	—	—	473,484
U.S. government-owned corporations	—	291,081	—	—	291,081
GSEs	—	2,085,084	—	—	2,085,084
U.S. government guaranteed – residential MBS	—	73,359	—	—	73,359
GSEs – residential MBS	—	2,244,794	—	—	2,244,794
GSEs – commercial MBS	—	100,435	—	—	100,435
Total available-for-sale securities	—	5,268,237	—	—	5,268,237
Derivative assets:
Interest-rate-exchange agreements	—	88,362	—	(88,286)	76
Mortgage delivery commitments	—	35	—	—	35
Total derivative assets	—	88,397	—	(88,286)	111
Other assets	4,154	4,248	—	—	8,402
Total assets at fair value	$4,154	$5,635,175	$—	$(88,286)	$5,551,043
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(995,362)	$—	$88,286	$(907,076)
Mortgage delivery commitments	—	(16)	—	—	(16)
Total liabilities at fair value	$—	$(995,378)	$—	$88,286	$(907,092)
_______________________
(1)        These amounts represent the effect of master netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. We did not have cash collateral associated with derivatives, including accrued interest, as of December 31, 2012.

	December 31, 2011
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$18,880	$—	$—	$18,880
GSEs – residential MBS	—	6,663	—	—	6,663
GSEs – commercial MBS	—	248,621	—	—	248,621
Total trading securities	—	274,164	—	—	274,164
Available-for-sale securities:
Supranational institutions	—	469,242	—	—	469,242
Corporate bonds (2)	—	564,312	—	—	564,312
U.S. government-owned corporations	—	284,844	—	—	284,844
GSEs	—	2,782,421	—	—	2,782,421
U.S. government guaranteed – residential MBS	—	91,228	—	—	91,228
GSEs – residential MBS	—	984,808	—	—	984,808
GSEs – commercial MBS	—	103,344	—	—	103,344
Total available-for-sale securities	—	5,280,199	—	—	5,280,199
Derivative assets:
Interest-rate-exchange agreements	—	229,877	—	(213,484)	16,393
Mortgage delivery commitments	—	128	—	—	128
Total derivative assets	—	230,005	—	(213,484)	16,521
Other assets	3,444	3,537	—	—	6,981
Total assets at fair value	$3,444	$5,787,905	$—	$(213,484)	$5,577,865
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,098,547)	$—	$193,243	$(905,304)
Total liabilities at fair value	$—	$(1,098,547)	$—	$193,243	$(905,304)
_______________________
(1)         These amounts represent the effect of master netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivatives, including accrued interest, as of December 31, 2011, totaled $20.2 million.

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

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at December 31, 2012 and 2011 (dollars in thousands).

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$25	$25
REO	—	—	195	195

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$220	$220

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$148,952	$148,952
REO	—	—	905	905

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$149,857	$149,857

Note 20 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The Finance Agency has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2012, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2012 and 2011. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $653.5 billion and $647.7 billion at December 31, 2012 and 2011, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$870,905	$343,744	$1,214,649	$832,140	$402,932	$1,235,072
Commitments for standby bond purchases	158,960	—	158,960	—	191,065	191,065
Commitments for unused lines of credit - advances (2)	1,290,776	—	1,290,776	1,287,084	—	1,287,084
Commitments to make additional advances	22,985	72,036	95,021	26,264	54,281	80,545
Commitments to invest in mortgage loans	30,938	—	30,938	17,734	—	17,734
Unsettled CO bonds, at par (3)	124,100	—	124,100	165,300	—	165,300
Unsettled CO discount notes, at par	1,405,000	—	1,405,000	—	—	—
__________________________

(1)
This row excludes commitments to issue standby letters of credit that expire within one year totaling $12.6 million as of December 31, 2012. Also excluded are commitments to issue standby letters of credit that expire within one year totaling $21.1 million at December 31, 2011.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)
We had $100.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2012. We had $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2011.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from final expiries in one month to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $523,000 and $625,000 at December 31, 2012 and 2011, respectively.

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
Standby Bond-Purchase Agreements. We enter into standby bond-purchase agreements with state housing authorities whereby we, for a fee, agree to purchase and hold the housing authority’s bonds until the designated remarketing agent can find an investor or the housing authority repurchases the bonds according to a schedule established by the standby bond-purchase agreement. Each standby bond-purchase agreement specifies the terms that would require us to purchase the bonds. The standby bond-purchase commitments we entered into expire between one and three years following the start of the commitment, currently no later than 2013. At both December 31, 2012 and 2011, we had standby bond-purchase agreements with one state housing authority. During the years ended December 31, 2012 and 2011, we were not required to purchase any bonds under these agreements.
Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We execute new derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s. All derivatives are subject to master-netting agreements which include bilateral-collateral agreements. New derivatives transactions with counterparties rated lower than single-A (or equivalent) are permitted only if they reduce exposure to that counterparty. As of December 31, 2012 and 2011, we had pledged as collateral securities that cannot be sold or repledged with a carrying value, including accrued interest, of $650.9 million and $517.6 million, respectively. As of December 31, 2012 and 2011, we had also pledged as collateral securities that can be sold or repledged with a carrying value, including accrued interest, of $109.1 million and $248.1 million, respectively. We pledge these securities as collateral to counterparties that have credit-risk exposure to us related to derivatives.

Lease Commitments. We charged to operating expense net rental costs of approximately $2.6 million, $3.4 million, and $3.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. Future minimum rentals at December 31, 2012, were as follows (dollars in thousands):

	Equipment	Premises
	Capital Leases	Operating Leases
2013	$47	$2,485
2014	47	2,490
2015	47	2,495
2016	31	2,499
2017	—	2,504
Thereafter	—	15,251
Total minimum lease payments	$172	$27,724

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

Other commitments and contingencies are discussed in Note 8 — Advances, Note 11 — Derivatives and Hedging Activities, Note 13 — Consolidated Obligations, Note 14 — Affordable Housing Program, Note 15 — Resolution Funding Corporation, Note 16 — Capital, and Note 18 — Employee Retirement Plans.

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

The following table presents member holdings of 10 percent or more of total capital stock outstanding at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012		December 31, 2011
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$978,084	26.6%	$1,084,710	28.2%
RBS Citizens N.A.	484,517	13.2	515,748	13.4
_________________________

(1)	Capital stock outstanding at December 31, 2012 and 2011, includes $1.9 million and $2.2 million, respectively, held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents outstanding advances to related parties and total accrued interest receivable from those advances as of December 31, 2012 and 2011 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2012
RBS Citizens N.A.	$519,808	2.6%	$109	0.3%
Bank of America Rhode Island, N.A.	101,795	0.5	437	1.2
As of December 31, 2011
RBS Citizens N.A.	$4,620,022	18.8%	$335	0.7%
Bank of America Rhode Island, N.A.	96,261	0.4	454	1.0

The following table presents an analysis of advances activity with related parties for the year ended December 31, 2012 (dollars in thousands):

		For the Year Ended December 31, 2012
	Balance at December 31, 2011	Disbursements to Members	Payments from Members	Balance at December 31, 2012
RBS Citizens N.A.	$4,620,022	$12,250,570	$(16,350,784)	$519,808
Bank of America Rhode Island, N.A.	96,261	1,513,349	(1,507,815)	101,795

We held sufficient collateral to cover the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances from the above members during the years ended December 31, 2012, 2011, and 2010 as follows (dollars in thousands):

	2012	2011	2010
RBS Citizens N.A.	$10,019	$11,482	$26,748
Bank of America Rhode Island, N.A.	6,717	13,057	27,593

We did not receive any prepayment fees from Bank of America Rhode Island, N.A. during 2012 and 2010. During 2011, we received prepayment fees of $292,000 from Bank of America Rhode Island, N.A. The corresponding principal amount prepaid to us during 2011 was $500.0 million.

During 2012 and 2010, we received prepayment fees of $29,000 and $327,000, respectively, from RBS Citizens, N.A. The corresponding principal amount prepaid to us during 2012 and 2010 was $135,000 and $2.5 billion, respectively. We did not receive any prepayment fees from RBS Citizens, N.A. during 2011.

The following table presents an analysis of outstanding derivatives with affiliates of related parties at December 31, 2012 and 2011 (dollars in thousands):

			December 31, 2012		December 31, 2011
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,484,150	8.5%	$973,750	4.7%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	20,000	0.1	96,300	0.5
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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. We recorded $1.3 million for the year ended December 31, 2012 and $1.1 million for both the years ended December 31, 2011 and 2010, in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the years ended December 31, 2012 and 2010, we assumed debt obligations with a par amount of $380.0 million and $620.0 million, respectively, and a fair value of approximately $427.9 million and $653.4 million, respectively, on the day they were assumed, which had been the obligations of another FHLBank. There were no transfers of COs between us and other FHLBanks during the year ended December 31, 2011.

Note 23 — Subsequent Events

On February 21, 2013, the board of directors declared a cash dividend at an annualized rate of 0.37 percent based on capital stock balances outstanding during the fourth quarter of 2012. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $3.4 million and was paid on March 4, 2013.

On March 11, 2013, we conducted a partial repurchase of excess capital stock in the amount of $300.0 million. Of this amount $25.0 million was repurchased from mandatorily redeemable capital stock.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2012 and 2011, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.
2012 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2012 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$178,445	$178,383	$196,294	$177,061
Total interest expense	96,692	105,582	106,742	108,719
Net interest income before provision for credit losses	81,753	72,801	89,552	68,342
Reduction of provision for credit losses	(1,070)	(523)	(383)	(1,151)
Net interest income after provision for credit losses	82,823	73,324	89,935	69,493
Net impairment losses on investment securities recognized in income	(1,629)	(1,092)	(1,492)	(2,960)
Other (loss) income	(4,951)	(698)	(10,531)	1,245
Non-interest expense	16,827	15,039	15,671	15,746
Income before assessments	59,416	56,495	62,241	52,032
Assessments	5,962	5,675	6,253	5,232
Net income	$53,454	$50,820	$55,988	$46,800

2011 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2011 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$186,526	$191,071	$194,909	$192,483
Total interest expense	104,500	110,661	118,320	125,532
Net interest income before provision for credit losses	82,026	80,410	76,589	66,951
Provision for (reduction of) credit losses	627	—	(1,509)	51
Net interest income after provision for credit losses	81,399	80,410	78,098	66,900
Net impairment losses on investment securities recognized in income	(3,479)	(7,210)	(35,794)	(30,584)
Other income (loss)	10,001	(1,659)	5,007	10,492
Non-interest expense	15,994	15,982	17,803	15,320
Income before assessments	71,927	55,559	29,508	31,488
Assessments	7,220	5,573	7,732	8,365
Net income	$64,707	$49,986	$21,776	$23,123

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2012 is included in Item 8 — Financial Statements and Supplementary Data — Financial Statements — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2012, which is included in Item 8 — Financial Statements and Supplementary Data — Financial Statements — Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of industry directors nominated and elected by our members on a state-by-state basis (member directors) and independent directors nominated by our board and elected by a plurality of all our members (independent directors). Our board of directors is currently constituted of eight member directors and seven independent directors. Two of the independent directors are designated as public interest directors.

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

Based on the requirements of the Election Regulation, the Director of the Finance Agency allocated our member directorships among the six New England states that comprise our district for each of 2012 and 2013 as follows:

	Number of Member Directorships
State	2013	2012
Connecticut	1	1
Maine	1	1
Massachusetts	3	3
New Hampshire	1	1
Rhode Island	1	2
Vermont	1	1
Total	8	9

The elections for the member directorships for 2013 were completed in the fourth quarter of 2012 and involved elections for one Rhode Island member directorship and two independent directorships. See — 2012 Director Elections below for additional information.

Director Requirements

Board of director elections are conducted in accordance with the FHLBank Act, HERA, regulations issued under each of the foregoing, including the Election Regulation, and our governance documents. In accordance with such statutes and regulations:

•	each director is required to be a U.S. citizen;

•	no director may be a member of our management;

•	each director is elected for a four-year term (unless the Director of the Finance Agency designates a shorter term for staggering purposes); and

•	no director can be elected to more than three consecutive full terms.

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

Because of the foregoing requirements for member director nominations and elections, we do not know what factors our members considered in nominating candidates for member directorships or in voting to elect our member directors. However, when our board of directors has a vacancy, Finance Agency regulations require the remaining directors to elect a director to fill the vacancy and, in those instances, we can know what was considered in electing such directors, although none of our member directors hold their current directorships due to a vacancy.

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

Our members are permitted to identify candidates to be considered for inclusion on the nominee slate for independent directorship, but to be considered for nomination, an individual must submit an application to us. We are required to submit information about nominees for independent directorships to the Finance Agency for review prior to announcing such nominations. In addition, our board of directors is required by Finance Agency regulations to consult with our Advisory Council in establishing the independent director nominee slate. For information on the Advisory Council, see Item 1 — Business — Business Lines — Targeted Housing and Community Investment Programs. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours. Our board of directors has made these determinations for each nominee for independent directorships. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining who to nominate for independent directorships, the board of directors selected:

•
Andrew J. Calamare in 2012 as an independent director nominee, based on his significant experience in business, organizational management, legal, bank regulatory and insurance company matters, as well as experience and involvement in multiple boards of directors that represent consumer or community interests;

•
Joan Carty in 2010 to serve as a public interest director, based on her experience serving as president and chief executive officer of Housing Development Fund, a Stamford, Connecticut-based CDFI that finances multifamily housing, lends directly to low and moderate-income households for first-time purchases, and provides homeownership counseling, home buyer education, and foreclosure-intervention counseling;

•
Patrick E. Clancy in 2010 to serve as a public interest director, based on his experience serving as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed over 25,000 affordable housing units over the past 40 years;

•	John H. Goldsmith in 2009 as an independent director nominee, based on his experience in the securities and investment businesses;

•
Cornelius K. Hurley in 2011 as an independent director nominee, based on his legal and banking experience, having served as general counsel of a large regional bank, and as director of the Morin Center for Banking and Financial Law at Boston University School of Law, in Boston, Massachusetts;

•
Jay F. Malcynsky in 2012 as an independent director nominee, based on his significant experience in law, government-relations and political consulting experience as well as his involvement in multiple boards of directors of charitable organizations; and

•
Emil J. Ragones in 2011 to serve as an independent director, based on his experience as a former partner at Ernst & Young specializing in information technology audit and controls and related experience in implementing business strategies for financial systems, incorporating or improving information technology and financial controls, addressing regulatory examination findings surrounding information technology and financial controls, and reviewing governance matters applicable to information technology.

Further, all of the independent directors have been independent directors of the Bank prior to their most recent nominations, and our board of directors considered their experience gained from serving on and contributions to our board in selecting them for their most recent nominations.

Additional information on the backgrounds of our directors, including these independent directors, is available under — Information Regarding Current Directors.

2012 Director Elections

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

The nominations were sent by email but nominating certificates were returned by mail. Ballots were cast by mail. As contemplated by the Election Regulation no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported on a current report on Form 8-K filed with the SEC on October 26, 2012, as supplemented by Form 8-K/A filed with SEC on December 21, 2012.

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

Member Directors

The member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Steven A. Closson, age 63, serves as a director of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987 and was promoted to president and chief executive officer and elected to Androscoggin Savings Bank's board of directors in 1991. He retired from that position on December 31, 2011. Mr. Closson has served as a director of HeadInvest, LLC, a registered investment advisor, since April 2006. Mr. Closson has served as a director of the Bank since January 1, 2004, and his current term as a director will conclude on December 31, 2015.

Peter F. Crosby, age 62, serves as president, chief executive officer, and trustee of Passumpsic Savings Bank and president, chief executive officer, and director of Passumpsic Bancorp, each located in St. Johnsbury, Vermont. Mr. Crosby has served as president and chief executive officer of each of Passumpsic Savings Bank and Passumpsic Bancorp, each located in St. Johnsbury, Vermont, since 1999. Mr. Crosby has also served as trustee of Passumpsic Savings Bank and director of Passumpsic Bancorp since 2003. Mr. Crosby began serving at those institutions in 1973. Mr. Crosby also serves as a director of Blue Cross/Blue Shield of Vermont, Inc. and is chair of its audit committee. Mr. Crosby has served as a director of the Bank since January 1, 2005, and his current term as a director will conclude on December 31, 2014.

Stephen G. Crowe, age 62, serves as a director of Hoosac Bank and a trustee of MountainOne Financial Partners, the holding company for Hoosac Bank and South Coastal Bank. From 2002 to 2012, Mr. Crowe served as president and chief executive officer of MountainOne Financial Partners. Mr. Crowe served as president and chief executive officer of each of Hoosac Bank and Williamstown Savings Bank (acquired by Hoosac Bank in June 2012) from 1994 to 2009 and from 2002 to 2009. Mr. Crowe is also a director of The Savings Bank Life Insurance Company of Massachusetts, which is also a Bank member. Mr. Crowe also served as a treasurer of the American Bankers Association in 2011 and 2012, and presently serves as chairman of the board of trustees for the Massachusetts College of Liberal Arts. Mr. Crowe's service as a director of the Bank began on January 1, 2012 and his current term as a director will conclude on December 31, 2015.

A. James Lavoie, age 66, has served as director and trustee of Middlesex Savings Bank, located in Natick, Massachusetts, since 1996. Mr. Lavoie retired from Middlesex Savings Bank after a 32-year career where he had most recently served as chairman, president, and chief executive officer from 1996 to 2007. Mr. Lavoie also serves on the Policyholders Advisory Board of The Savings Bank Life Insurance Company of Massachusetts, which is also a Bank member. He is the former chair of the Massachusetts Bankers Association and served on the board of the American Bankers Association where he was also chair of the Government Relations Council. He also served for three years as chairman of the Depositors Insurance Fund. Mr. Lavoie has served as a director of the Bank since January 1, 2008, and his current term as a director will conclude on December 31, 2013.

Mark E. Macomber, age 66, serves as a director of Litchfield Bancorp, located in Litchfield, Connecticut. He also serves as a nonvoting, emeritus director of Connecticut Mutual Holding Company, the mutual holding company for Litchfield Bancorp, Northwest Community Bank, and Collinsville Savings Society. Mr. Macomber served as president and chief executive officer of Litchfield Bancorp from March 1994 through December 31, 2011. In addition, Mr. Macomber served as chairman of America's Community Bankers (ACB) from October 2006 through November 2007, and served as director, co-chairman of the nominating committee, and member of the executive committee of the American Bankers Association, which was merged with ACB effective December 1, 2007. Mr. Macomber has served as a director of the Bank since April 16, 2004, and his current term as a director will conclude on December 31, 2013.

Jan A. Miller (Chair), age 62, has served as president and trustee of Eastern Bank Corporation and executive vice president of Eastern Bank since November 2010. Both Eastern Bank Corporation and Eastern Bank are located in Boston, Massachusetts. Prior to serving in those positions, Mr. Miller served as president, chief executive officer, and director of Wainwright Bank & Trust Company, located in Boston, Massachusetts, since 1997. Prior to joining Wainwright Bank in 1994, Mr. Miller spent 19 years in various senior management positions at Shawmut Bank, N.A. Mr. Miller also serves as a director of each of Heritage Capital Management, Inc. and Legal Sea Foods, LLC. Mr. Miller is a past chairman of the Massachusetts Bankers Association, a member of the American Bankers Association Government Relations Council, and a former member of the FDIC Advisory Committee on Community Banking, and has served in various other leadership positions in banking and community organizations throughout his career. Mr. Miller has served as a director of the Bank since January 1, 2004, and his current term as a director will conclude on December 31, 2013.

John F. Treanor, age 65, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Mr. Treanor also served as president and chief operating officer at The Washington Trust Company for 10 years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994-1999); executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991-1994); and various senior management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr.

Treanor also serves on the board of directors of The Beacon Mutual Insurance Company. Mr. Treanor has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2016.

Kenneth A. Wilman Jr., age 51, has served as president and chief executive officer and a director of Profile Bank, FSB, located in Rochester, New Hampshire since October 2002. Prior to his current position, Mr. Wilman served as vice president of lending from August 1992 until September 2002. Prior to that, he was employed at the Office of Thrift Supervision serving as a Federal Bank Examiner from 1990 until 1992. Mr. Wilman has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2014.

Independent Directors

The independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.

Andrew J. Calamare, age 57, has served as executive vice president of The Co-operative Central Bank, located in Boston Massachusetts, since January 2011. Prior to his current position, Mr. Calamare served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Prior to that position, Mr. Calamare served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director of the Bank since March 30, 2007, and his current term as a director will conclude on December 31, 2016.

Joan Carty, age 61, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She has also served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term as a director will conclude on December 31, 2014.

Patrick E. Clancy, age 66, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term as a director will conclude on December 31, 2014.

John H. Goldsmith, age 71, has served as an advisor to, and on the board of directors of, Capitol Securities Management, Inc., since August 2010. Mr. Goldsmith also serves on the board of directors of Quodd Financial Information Services. Prior to his current role, Mr. Goldsmith served as a partner of The Roseview Group, a Boston, Massachusetts-based banking and advisory firm, from April 2003 until August 2010. Prior to 2003, Mr. Goldsmith served as chairman and chief executive officer of Tucker Anthony Sutro, and as chairman and chief executive officer of Prescott, Ball and Turbin, a Cleveland, Ohio-based regional financial services firm. Mr. Goldsmith has served as a director of the Bank since March 30, 2007, and his current term as a director will conclude on December 31, 2015.

Cornelius K. Hurley, age 67, has served as director of the Boston University Center for Finance, Law & Policy, the successor to the Morin Center for Banking and Financial Law at Boston University School of Law, in Boston, Massachusetts since 2005. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly-owned subsidiary of Computershare, Ltd. Prior to serving as director of the Center for Finance, Law & Policy, Prof. Hurley served as managing director of The Secura Group from 1990 to 1997, and as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies from 1981 to 1990. He also previously served as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was previously appointed as a director of the Bank on March 30, 2007, for a term that expired on December 31, 2008. Prof. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, and his current term will conclude on December 31, 2013.

Jay F. Malcynsky (Vice Chair), age 59, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director on March 30, 2007, and his current term as a director will conclude on December 31, 2016.

Emil J. Ragones, age 66, has served since 2008 as executive in residence at Accounting Management Solutions, Inc., a company located in Boston, Massachusetts providing accounting and financial management services. Prior to his current position, Mr. Ragones served as partner at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including to financial services clients. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's national professional practice. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current term will conclude on December 31, 2015.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: http://www.fhlbboston.com/downloads/aboutus/Audit_Committee_Charter.pdf.

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

Management is responsible for the Bank's internal controls and the financial reporting process. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, is responsible for performing an independent audit of the financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board (PCAOB). Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the direction of the Director of Internal Audit, who is accountable to the Audit Committee. The Audit Committee acts in an oversight role with the responsibility to monitor and oversee these processes.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2012, for filing with the SEC.

Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	54
M. Susan Elliott	Executive Vice President and Chief Business Officer	58
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	51
Janelle K. Authur	Senior Vice President and Executive Director of Human Resources	64
Timothy J. Barrett	Senior Vice President and Treasurer	54
Michael C. Clifton	Senior Vice President and Chief Information Officer	45
George H. Collins	Senior Vice President and Chief Risk Officer	53
Carol Hempfling Pratt	Senior Vice President, General Counsel, and Corporate Secretary	54
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	46
_________________________

(1)	Each of the executive officers listed serves on our management committee, with the exception of Mr. Donahue.

Edward A. Hjerpe III has served as president and chief executive officer since July 2009. Mr. Hjerpe came to us from Strata Bank and Service Bancorp, Inc., where he was interim chief executive officer from September 2008 until joining us. Mr. Hjerpe was a financial, strategy, and management consultant from August 2007 to September 2008, and both president and chief operating officer of the New England Region of Webster Bank and senior vice president of Webster Financial Corporation from May 2004 to June 2007. Prior to those roles, Mr. Hjerpe served as executive vice president, chief operating officer, and chief financial officer at FIRSTFED AMERICA BANCORP, Inc. from July 1997 to May 2004. Mr. Hjerpe also worked with us from 1988 to 1997, first as senior vice president and director of financial analysis and economic research, and ultimately as executive vice president and chief financial officer. Mr. Hjerpe has been involved in numerous community, civic, industry, and nonprofit organizations over the course of his career. He currently serves as a member of the board of directors of the Office of Finance and as the 2013 chair of the FHLBank Presidents Conference. He also serves as the chair of the board of Dental Services of Massachusetts and is a current member and the immediate past chair of the board of trustees of St. Anselm College in Manchester, New Hampshire. Mr. Hjerpe earned a B.A. in business and economics from St. Anselm College, and an M.A. and Ph.D. in economics from the University of Notre Dame.

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

Janelle K. Authur has served as senior vice president and executive director of human resources since November 2006, and was hired as first vice president and executive director of human resources in September 2005. Prior to employment with us, Ms. Authur served as a consultant and principal of The Ledgefield Group, LLC, and was director of labor and employee relations for the University of Massachusetts Medical School from April 2000 to April 2004. Ms. Authur also served as human resources manager and director of human resources for The Blade Newspaper. Ms. Authur holds a B.S. in education from the University of Texas at Austin. She has been certified as a Professional in Human Resources since 1996. Ms. Authur has advised that she intends to retire from the Bank at the end of March 2013.

Timothy J. Barrett has served as senior vice president and treasurer since November 2010. Prior to employment with us, Mr. Barrett served as assistant treasurer at FMR LLC, the parent company of Fidelity Investments from September 2008 to October 2010; served as treasurer and chief investment officer at Fidelity Personal Bank & Trust from August 2007 to September 2008; served as managing director, global treasury at Investors Bank & Trust from September 2004 to July 2007; served in various senior roles in treasury at FleetBoston Financial (including merged entities) from 1985 to 2004; and served as an investment manager for Citibank, NA from 1981 to 1985. Mr. Barrett received his B.A. from St. Anselm College and his M.B.A. from Rensselaer Polytechnic Institute.

Michael C. Clifton has served as senior vice president and chief information officer since July 2012. Mr. Clifton was Hanover Insurance Group's vice president and chief information officer from June 2009 to his departure in June 2012 and chief technology officer from March 2006 to June 2010. Prior to those positions, he was employed at Hanover Insurance Group in progressively expansive roles since 2003. Mr. Clifton is a graduate of the University of Massachusetts Lowell with a B.S. in Industrial Engineering.

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

Carol Hempfling Pratt has served as senior vice president and general counsel since June 2010. Prior to employment with us, Ms. Pratt had spent her entire legal career specializing in corporate and banking law at the Boston law firm of Foley Hoag LLP, where she began as an associate in 1984 and was promoted to partner in 1992. Ms. Pratt holds a B.A. from Northwestern University and a J.D. from Northwestern University School of Law.

Brian G. Donahue was promoted from first vice president to senior vice president in 2013 and has served as controller, and chief accounting officer since February 2010. Prior to assuming that position, Mr. Donahue had served as first vice president and controller since 2007, vice president and controller from 2004 to 2007, as assistant vice president and assistant controller from 2001 to 2004, and in progressively responsible positions from 1992 to 1999, when he served as assistant controller. Mr. Donahue worked for two years as assistant vice president and division controller for State Street Bank and Trust Company, from 1999 to 2001. Prior to joining us in 1992, Mr. Donahue was an associate with Price Waterhouse. Mr. Donahue earned his B.B.A. from James Madison University and his M.B.A. from Boston University, and is a certified public accountant.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

We attract, reward, and retain senior managers, including our president, chief financial officer, and other most highly compensated executive officers (the named executive officers) by offering a total rewards package that includes base salary as a core component, cash incentive opportunities, qualified and nonqualified retirement plans, and certain perquisites.

For the year ended December 31, 2012, the named executive officers were:

Edward A. Hjerpe III	President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer;
M. Susan Elliott	Executive Vice President and Chief Business Officer;
George H. Collins	Senior Vice President and Chief Risk Officer;
Carol Hempfling Pratt	Senior Vice President and General Counsel; and
Timothy J. Barrett	Senior Vice President and Treasurer.

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2012. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded moderate increases in base salary effective January 1, 2013. Additionally, we adopted an executive incentive plan (an EIP) in 2012 (the 2012 EIP). The 2012 EIP was designed with incentive payout opportunities that were lower than the competitive market, but higher than the 2011 EIP incentive opportunities, based on our then-current and improving financial condition. Cash incentives awarded under EIPs in 2012 were determined based on the criteria set forth in the 2012 EIP and the 2010 EIP.

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

Compensation Committee Report

The Personnel Committee serves as the compensation committee. As such, we have reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on the Form 10-K for the fiscal year ending December 31, 2012.

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

Risk and Bank Compensation Practices and Policies

One objective of our Total Rewards Philosophy is the alignment of compensation practices and policies with sound risk management practices. In support of this objective, our chief risk officer reviews the design of our compensation plans and policies, including the 2012 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2012 EIP includes long-term incentive opportunities based on the level of retained earnings at December 31, 2014, which is intended to align management's interests with the long-term financial performance and condition of the Bank.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2012 short-term awards, which is intended to further reduce the risk of imprudent risk taking.

Further, our chief risk officer and our head of human resources jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. They report on the results of these reviews to the Personnel Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk- management controls that constrain risk taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2013, the Personnel Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are intended to reward participants in a manner independent of the financial performance of the business areas they monitor. For example, as discussed under — Executive Incentive Plan — Incentive Goals, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings under the 2012 EIP than the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile. Likewise, all participants in the 2012 EIP working in ERM have somewhat different goals and weightings than their peers in other departments.

In addition to our internal processes, the Finance Agency has oversight authority over our executive compensation. In the exercise of this authority, the Finance Agency has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the Finance Agency reviews all executive compensation, including the 2012 EIP, relative to these principles and such other factors as the Finance Agency determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — Finance Agency Oversight of Executive Compensation.

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

The first primary peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similar total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2012, we participated in, and used the results of, the annual FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive with the median for each matched position as discussed below in more detail.

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

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 2012 FHLB Custom Survey and its 2012 Finance and Business Services Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives. This approach generally resulted in comparing the named executive officers to divisional rather than overall heads of businesses and functions.

The following is a list of survey participants that were included by McLagan in the commercial/regional banks peer group in the 2012 FHLB Custom Survey or the 2012 Finance and Business Services Survey. Not all participants reported positions that matched the data set for the named executive officers.

Advent Software	Ernst & Young	NYSE Euronext
AIG	Fannie Mae	One West Bank
Ally Financial Inc.	Fidelity Investments	Piper Jaffray
Amegy Bank	Fifth Third Bank	PNC Bank
American Express	First Financial Bancorp	PricewaterhouseCoopers
Ameriprise Financial, Inc.	First Niagara Financial Group, Inc.	Prudential Financial
Banco Bilbao Vizcaya Argentaria	FNB Omaha	Rabobank Nederland
Banco Santander	Freddie Mac	Ramius Capital Group
Bank Hapoalim	FTI Consulting	Raymond, James & Associates
Bank of America	GE Capital	RBS Citizens N.A.
Bank of Tokyo - Mitsubishi UFJ	Helaba Landesbank Hessen-Thuringen	Regions Financial Corporation
Bayerische Landesbank	HSBC	Robert W. Baird & Co. Inc.
BBVA Compass	ICAP	Royal Bank of Canada
BMO Financial Group	ING	Sallie Mae
BNP Paribas	Itau Unibanco	Societe Generale
BOK Financial Corporation	Jefferies	Sovereign Bank
BP Oil International Ltd.	JP Morgan	Standard Chartered Bank
Branch Banking & Trust Co.	KBC Bank	State Street Bank & Trust Company
Brown Brothers Harriman & Co.	KeyCorp	SunTrust Banks
California Bank & Trust	Landesbank Baden-Wuerttemberg	Susquehanna International Group
Capital One	Lloyds Banking Group	SVB Financial Group
Carval Investors	Louis Dreyfus Highbridge Energy	TD Ameritrade
Charles Schwab & Co., Inc	M&T Bank Corporation	TD Securities
Chicago Mercantile Exchange	Macquarie Bank	The Bank Of New York Mellon
CIBC World Markets	Mitsubishi Securities	The CIT Group
Citigroup	Mizuho Capital Markets	The Northern Trust Corporation
Comerica	Mizuho Corporate Bank, Ltd.	The Private Bank
Commerzbank	National Bank of Arizona	The Vanguard Group, Inc.
Credit Industriel et Commercial	Natixis	TIAA-CREF
CrÈdit Agricole CIB	Newedge	Tishman Speyer
Cushman & Wakefield, Inc.	Nomura Securities	UniCredit
Depository Trust & Clearing Corporation	Nord/LB	Webster Bank
DZ Bank	Nordea Bank	Wells Fargo Bank
Zions Bancorporation

Data from international banks only contained results from their U.S. operations.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, tenure, experience and complexity of position through a package that consists of a mix of base salary, cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an EIP to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we have historically used higher base salaries, cash-incentive opportunities, and strong retirement benefits to keep our compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be competitive with the median total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Personnel Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be competitive with the median total rewards packages at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with the median total cash compensation of the named executive officer's peers at other FHLBanks, particularly the FHLBanks of Atlanta, Chicago, Dallas, New York, and San Francisco, since these FHLBanks are also located in larger urban areas and are more representative of the Boston labor market than FHLBanks located in smaller cities. The Personnel Committee has also considered median total cash compensation at the other FHLBanks as the comparator since it includes base salaries and cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System. The Personnel Committee has been informed by the same data in setting current total rewards packages, however, the Personnel Committee has also considered our financial condition in setting total rewards packages, as it has each year since 2009, for each of the named executive officers at levels lower than the Total Rewards Philosophy may have otherwise indicated.

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2012, these goals and objectives were derived from our strategic business plan. At the end of the year, the chief executive officer provides the Personnel Committee with a self-assessment of his corporate and individual achievements. Based on the Personnel Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Personnel Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Personnel Committee regarding appropriate compensation. The Personnel Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate giving consideration to the labor market for senior managers and the Total Rewards Philosophy.

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

After review and non-objection by the Finance Agency, the board of directors awarded the named executive officers an increase in base salary on January 4, 2013, with retroactive application to January 1, 2013. In determining the amount of the increases, the Personnel Committee considered market data from the annual FHLBank System survey of key positions, and the McLagan 2012 FHLB Custom Survey, and McLagan's 2012 Finance and Business Survey discussed under — Overview of the Labor Market for Senior Managers above. Additionally, the Personnel Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Personnel Committee, merit increases in base salary for each of the named executive officers and a modest, additional adjustment for Mr. Collins based on the scope, ever-increasing role of ERM, level of his responsibilities, market competitiveness, and internal equity. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases which took effect on January 1, 2013:

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Edward A. Hjerpe III	$650,000	$669,500	3.0%
President and Chief Executive Officer

Frank Nitkiewicz	$325,900	$335,900	3.1%
Executive Vice President and Chief Financial Officer

M. Susan Elliott	$325,900	$335,900	3.1%
Executive Vice President and Chief Business Officer

George H. Collins	$275,470	$290,070	5.3%
Senior Vice President and Chief Risk Officer

Carol Hempfling Pratt	$265,300	$274,800	3.6%
Senior Vice President and General Counsel

Timothy J. Barrett	$265,300	$274,800	3.6%
Senior Vice President and Treasurer

Executive Incentive Plan

General Overview of EIPs

EIPs are cash incentive plans which are reviewed by the Personnel Committee and may be adopted by the board of directors on an annual basis. EIPs are not necessarily adopted every year. For example, no EIP was adopted in 2009 based on our annual net loss in 2008 and expectations of additional losses in 2009. Generally, EIPs are used to promote achievement of strategic objectives by aligning cash incentive opportunities for corporate officers, including the named executive officers, with our short- and long-term financial performance and strategic direction. These incentive opportunities are also designed to facilitate retention and commitment of key officers. EIPs have included specific goals, including profitability, business growth, regulatory examination results and remediation, and operational goals for each of the corporate officers, including the named executive officers.

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

Purpose of the 2012 EIP

The 2012 EIP is intended to reward and retain corporate officers during a period of continued improving financial strength. At the time the 2012 EIP was adopted, we had resumed dividend payments to members, and had completed a partial repurchase of excess stock but otherwise continued our moratorium on the repurchase of excess capital stock. Incentive opportunities for 2012 EIP participants reflect the then-current and improving financial situation, but remain lower than the competitive market, with the intent that future EIP incentive opportunities will continue to increase to market competitive levels as our financial performance improves. For example, the 2012 EIP provides that incentive opportunities may be modestly higher when we resume and complete the repurchase of excess stock.

2012 EIP Plan Design

The design of the 2012 EIP was guided by principles intended to:

•
recognize that our current overall focus is earnings generation and balance sheet strength that supports the continued payment of dividends, resumption of the purchase of excess capital stock, consistent funding of the AHP, and achievement of the retained earnings target;

•	reinforce and reward our commitment to conservative, prudent, sound risk-management practices and preservation of the par value of capital stock;

•	reflect a reasonable assessment of our financial situation and prospects while rewarding achievement of our financial plan and strategic objectives;

•	tie a significant percentage of incentive awards to our long-term financial condition and performance; and

•
recognize the importance of individual performance through metrics linked to our strategic goals and/or objectives of the participant's principal functions and independent of the areas the participant monitors.

Incentive Goals

The 2012 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. Where possible, the goal achievement levels have generally been set so that the target (that is, middle achievement level) is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. To mitigate unnecessary or excessive risk-taking, the 2012 EIP contains measures for overall performance that are achieved through Bankwide collaboration of activity but cannot be individually attained or altered by participants in the 2012 EIP. Additionally, the 2012 EIP includes long-term incentive opportunities based on the level of retained earnings at December 31, 2014, which are intended to align management's interests with our long-term financial performance and condition. Further, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings than the other named executive officers, which are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Further, as described in greater detail under —Determination of Awards under the 2012 EIP, the Personnel Committee and the board of directors maintained authority over all awards under the 2012 EIP.

Short-Term Incentive Goals and Actual Achievement

The 2012 EIP includes the following short-term incentive goals for the named executive officers, except for Mr. Collins:

•
Increase in Retained Earnings over December 31, 2011, balance (the retained earnings goal): This goal is measured by the increase in the retained earnings balance at December 31, 2012, over the retained earnings balance at December 31, 2011.

•
New business and mission goal (the new business goal): This goal is measured by the total amount of advances with terms of one year or greater (and not prepayable without fee) we disbursed during 2012, excluding restructured advances and AHP-related disbursements (qualifying advances).

•
Pre-assessment, Pre-OTTI Core Net Income (the net income goal): Pre-assessment, Pre-OTTI Core Net Income (as such term is defined in the 2012 EIP) is a measure of net income that excludes the impact of AHP expenses, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, and other-than-temporary credit losses on private-label MBS. The difference between GAAP net income and this measure of net income is that GAAP net income does not provide for the exclusions described in the immediately prior sentence. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for all 12 months. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk.

•
Bankwide operational initiatives goal (the operational goal): This goal is measured based on our performance relative to the review and enhancement of the documentation of our policies (the documentation component); records retention program (the records retention component); and our disaster recovery and business continuity (the business continuity component) infrastructure and procedures.

•
Individual, Bankwide or department-specific initiatives goal (the individual goal): Unlike the other short-term goals, this goal is measured according to each individual EIP participant's successful contributions toward the achievement of Bankwide strategic goals or completion of department-specific initiatives. Individual goals for all plan participants are established at the beginning of the plan year but can be modified throughout the year on a case-by-case basis with the written approval of the chief executive officer, except for the named executive officers. Revisions to individual goals for the named executive officers must be recommended by the chief executive officer and approved by the Personnel Committee. Each EIP participant, including the named executive officers, establishes an individual goal comprised of two to four initiatives that are evaluated by that participant's manager, except in the case of Mr. Hjerpe who, in his role as president and chief executive officer, establishes his goal and initiatives in concert with the Personnel Committee. Achievement of Mr. Hjerpe's goal is evaluated by the Personnel Committee at the end of the year and the Personnel Committee, in turn, makes a recommendation to the board of directors. Initiatives within each participant's individual goal may be weighted equally or may have different weights based on the criticality of the initiative and the participant's ability to influence the outcome.

Mr. Collins' short-term incentive goals, as chief risk officer, differ somewhat and have different weightings from the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Under the 2012 EIP, Mr. Collins' short-term incentive goals include the retained earnings, operational, and individual goals but exclude the new business and net income goals. Mr. Collins' short-term goals also include:

•
Bankwide ERM initiatives (the ERM goals): These goals are described and measured as set forth in Table 11.2. Mr. Collins' achievement of these goals was evaluated by Mr. Hjerpe in his capacity as Mr. Collins' manager.

•
Remediation of 2011 Report of Examination Findings (the remediation goal): This goal is measured by the clearance rate of 2011 Finance Agency examination findings that identified our weaknesses, excluding findings that are addressed by the operational and the ERM goals.

The following Table 11.1 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than the operational, ERM and individual goals which are set forth in Tables 11.2, 11.3 and 11.4, respectively, for the year ended December 31, 2012.

Table 11.1

	Weighting
Goal	Named Executive Officers other than Chief Risk Officer	Chief Risk Officer	Threshold	Target	Excess	Actual Achievement
Retained Earnings	25%	25%	$52.9 million	$58.8 million	$70.6 million	$160.8 million(1)
New Business	20%	NA	$1 billion in Qualifying Advances	$3 billion in Qualifying Advances	$5 billion in Qualifying Advances	$1.87 billion in Qualifying Advances
Net Income	20%	NA	$152.9 million(2)	$169.8 million(2)	$203.5 million(2)	$221.2 million
Operational	20%	20%	See Table 11.2.	See Table 11.2.	See Table 11.2.	See Table 11.2
Remediation	NA	15%	75% clearance	100% clearance	N/A	100% clearance (Target)
ERM	NA	30%	See Table 11.3	See Table 11.3	See Table 11.3	See Table 11.3
Individual	15%	10%	See Table 11.4	See Table 11.4	See Table 11.4	See Table 11.4
___________________________

(1)
The increase in retained earnings has been adjusted to net out the impacts of prepayment fee income and debt retirement expense, such that these “one-time” income/expense events are recognized over the original term to maturity of the affected asset or liability.

(2)
These performance levels were adjusted from the amounts originally established in the 2012 EIP. The 2012 EIP provides that the originally established performance levels were to be adjusted up or down by $300,000 for every basis point by which the average daily federal funds rate deviated from the 0.10 percent assumed in our strategic business plan. In 2012, the average daily federal funds rate deviation was four basis points, resulting in a $1.2 million upward adjustment for each of the performance levels.

The following table 11.2 sets forth the operational goal's components and the actual achievement for the year ended December 31, 2012.

Table 11.2 Operational Goal's Components and Actual Achievement
Goals	Threshold	Target	Excess	Actual Achievement
Documentation	Inventory Bank policies, adopt a document standards policy (the DSP), and develop a short-term plan to bring all policies and procedures into conformance with the DSP, by March 31, 2012.	Achieve threshold criteria and make modifications to Bank policies and procedures to conform them to the DSP by deadline set in the related short-term plan.	Achieve target criteria and organize policies and procedures to make compliance efficient and effective, including populating a central policies repository.	Excess
Records Retention	Update and approve existing records retention program documentation.	Achieve threshold criteria and train all Bank staff on records retention requirements. Identify all non-Bank staff that generate records the Bank is required to maintain.	Achieve target criteria and achieve certain goals for 2012 Bank electronic records management project.	Excess
Business Continuity	Update and approve business continuity plans for all departments/business areas.	Achieve threshold criteria and develop and execute on business continuity and disaster recovery tests.	Achieve target criteria and review and update business continuity procedures. Ensure Bankwide awareness of business continuity procedures.	Excess

The following table 11.3 sets forth the ERM Goals and the actual achievement for the year ended December 31, 2012.

Table 11.3 ERM Goals and Actual Achievement
Goals	Threshold	Target	Excess	Actual Achievement
Develop the compliance function.	Hire a compliance officer by June 30, 2012.	Achieve threshold criteria and present a plan for developing the compliance function to our management committee by June 30, 2012.	Achieve target criteria and adopt a model intended to ensure Bankwide regulatory compliance by December 31, 2012.	Excess
Co-lead collateral and MPF program initiatives.	Present revised products policy to our board of directors for approval and complete the next collateral practices study plan by June 30, 2012
Achieve threshold criteria, and complete a six-month pilot of a new business committee and report to management committee regarding accomplishments and recommendation regarding continuation of the committee by June 30, 2012. Report to our management committee by June 30, 2012, on progress, and receive our management committee's approval of certain MPF program recommendations by September 30, 2012.
			Achieve target criteria and implement an enhanced data gathering process with at least 3 members by December 31, 2012.	Excess
Address certain risk assessment recommendations from a Bank-wide risk assessment	Complete seven of the recommendations.	Complete nine of the recommendations.	Complete all eleven recommendations.	Ten recommendations were completed.

The following Table 11.4 sets forth the named executive officers' individual, Bankwide or department specific goals, levels of achievement, and actual results. For Mr. Hjerpe, Ms. Elliott, Mr. Nitkiewicz, Ms. Pratt and Mr. Collins, all initiatives were weighted equally. For Mr. Barrett, the MPF and balance sheet initiatives were weighted at 40 percent each and the Treasury department operational efficiency initiative at 20 percent.

Table 11.4 Individual, Bankwide or Department-Specific Goals by each Named Executive Officer
Mr. Hjerpe
Goals	Threshold	Target	Excess	Actual Achievement
Ensure availability of advances on every business day during 2012.	One dislocation in availability.	No dislocations in availability.	Achieve target criteria and complete relocation or renewal of disaster recovery site by end of fiscal year.	Excess
MVE to Par Stock ratio(1) at December 31, 2012.	96%	98%	100%	107.6% - Excess
Maintain financial capacity and regulatory support for excess stock repurchase and pay a dividend at a specified target level.	Repurchase of $250 million excess stock by June 30, 2012, and dividend paid for four quarters in 2012.	Repurchase of $250 million excess stock by March 31, 2012, and dividend paid for four quarters 2012.	Achieve target criteria and achieve excess criteria on annual EIP retained earnings or net income goals.	Excess
Meet with and make presentations on the financial condition and other important aspects to member trade associations and other industry groups.	Attend and present at 4 such meetings.	Attend and present at 6 such meetings.	Attend and present at 8 such meetings.	Excess

Mr. Nitkiewicz
Goals	Threshold	Target	Excess	Actual Achievement
Derivatives Regulatory Compliance	Complete operational and contractual preparations to clear derivatives.	Achieve threshold criteria and complete preparations to execute derivatives on swap execution facilities, including selection and contracting with at least one swap execution facility.	Achieve target criteria and execute at least one cleared derivatives trade on a swap execution facility.	Threshold
Certain Financial Goals (each of the following for this goal, a task)	Complete excess stock repurchase by March 31, 2012.
Lead our asset-liability committee's (ALCO's) effort to determine our strategic goal for the size of our portfolio of investments in MPF loans and develop a strategy to achieve the target portfolio size.
			Lead ALCO effort to develop a strategy for the investment of capital.	Target (achieved the first two tasks)
Certain Operational Improvements (each of the following for this goal, a task)
Ensure that all committee documents for ALCO and OTTI Governance Committee are electronically archived in accordance with our records management policy, including using our electronics record management solution if that solution is implemented in 2012.
		Restructure ALCO-defined rules and limitations to separate policies from strategies and conform policies to our internal standards.	Implement plan to upgrade our core financial software	Excess.

Ms. Elliott
Goals	Threshold	Target	Excess	Actual Achievement

Complete a study to identify opportunities to grow our portfolio of investments in MPF loans	Complete the study by June 30, 2012.	Achieve threshold criteria and develop pertinent recommendations and receive management committee approval by September 30, 2012.
Achieve target criteria, and begin implementation of recommendations by December 31, 2012. The implementation must include a plan with delivery dates for a minimum of 50 percent of the study's recommendations.
Excess.
Identify opportunities to capture a greater share of the funding opportunities for certain of our larger and new members (each of the following for this goal, a task).	Develop a target list and a strategy to gain long-term advances business and present the list to our business committee and management committee for input and concurrence by February 28, 2012.	Schedule meetings with every member that has the capacity to do $250 million or more in long-term advances (generally, advances with terms over 1 year). Participate in a minimum of six such meetings.	Generate $5 billion in long term advance disbursements by December 31, 2012.	Threshold/Target. First two tasks completed. Disbursed $1.87 billion in long-term advances as of December 31, 2012.
Complete the implementation of a plan for a collateral practices plan and develop a second collateral practices plan in 2012 (each of the following for this goal, a task).	Present revised products policy to our board of directors for approval and complete the next collateral practices study plan by June 30, 2012.	Complete a six-month pilot of a new business committee and report to management committee regarding accomplishments and recommendation regarding continuation of the committee by June 30, 2012.	Develop a succession plan for certain member services staff by September 30, 2012.	Excess.

Mr. Collins
Goals	Threshold	Target	Excess	Actual Achievement
Present possible investment of capital strategies to board of directors and the Finance Agency.	Achieve goal by September 30, 2012.	Achieve goal by June 30, 2012.	Achieve target criteria and receive any required authorization for the strategies from the Finance Agency by December 31, 2012.	Threshold.
Develop succession plans and reorganize ERM.	Develop succession plans for certain ERM staff.	Achieve threshold criteria and recommend reorganization of ERM by July 31, 2012.
Achieve target criteria and demonstrate effectiveness of reorganization by presenting to the management committee and the board of directors' Risk Committee at least two projects evidencing strong collaboration on certain annual risk processes.
Excess.
Certain ERM reports and analysis Goals	Ensure key risk drivers are reported clearly and succinctly to the Risk Committee by June 30, 2012.	Achieve threshold criteria and present analysis of four risk topics to the Risk Committee by December 31, 2012.	Achieve target criteria and report on risk management achievements and the adequacy of the achievements to the Risk Committee and our chief executive officer by December 31, 2012.	Target

Ms. Pratt
Goals	Threshold	Target	Excess	Actual Achievement

Certain Operational Goals (each of the following for this goal, a task)
Oversee drafting and negotiation of lease or co-location agreement for disaster recovery site so that agreement is signed within timeframe necessary to support a successful and timely move or lease renewal.
Support our Office of Minority and Women Inclusion in preparing the first annual report and certification required by the related Finance Agency regulation by the regulatory deadline.
Assess the performance of our external insurance consultant, explore possible alternatives, oversee a request for proposal if deemed appropriate, and renew or enter into new insurance consultant contract by year-end for 2013 insurance renewal cycle.
Excess.
Bank Policies Project (each of the following for this goal, a task)	Draft and obtain initial management committee approval of a document standards policy (the meta-policy) by February 15, 2012.
Train policy owners on how to bring policies/procedures into compliance with the meta-policy; serve as resource/advisor for policy owners as they work to restructure their policies to comply with the meta-policy; and review all submitted policies and procedures to verify whether or not they are in compliance with the meta-policy by commencement of the 2012 Finance Agency examination.

Oversee design and implementation of central repository for all of our policies that presents a consistent, easy-to-use, searchable and indexed, interface for employees and ensure employee training on how to use repository by year end.
Excess.
Chair FHLB System Bank Counsel Committee (BCC) and Support Bank President's Conference (BPC) Legal/Regulatory Committee (each of the following for this goal, a task)
Support our President/CEO in chairmanship of BPC's Legal and Regulatory Committee by providing materials for inclusion in BPC meeting book, providing President/CEO written issues list/talking points prior to each committee meeting and attending committee meetings, if required.
Organize, plan and chair two in-person meetings of the BCC.

Oversee system-wide regulatory comment letter efforts by (i) identifying whether FHLBanks want to submit joint comment letters on applicable proposed regulations, (ii) enlisting an FHLBank System lawyer (or engaging outside counsel) to take the lead in drafting each such letter, and (iii) ensuring that all such letters are submitted on a timely basis.
			Meet with staff of the Finance Agency's General Counsel's office to communicate issues of concern to the BPC and BCC and discuss any substantive issues on their behalf.	Excess.

Mr. Barrett
Goals	Threshold	Target	Excess	Actual Achievement
Assist in the establishment of targets for our investments in MPF Loans.	Develop a framework to determine our target for our investments in MPF loans.	Achieve threshold criteria and enhance Bank-specific loan pricing to include pricing by loan type and loan coupon. Present findings and recommendations to ALCO.
Achieve target criteria, plus develop a framework to purchase or sell loans to other FHLBanks and non-FHLBank investors to be able to better manage desired amount of investments in MPF Loans. Present to ALCO or management committee.
Target/Excess. The tasks were generally achieved, although some of the implementation remains to be effected in 2013 due to factors outside of the Bank's control.
Provide support towards optimizing operational efficiencies and reporting on certain treasury department matters (each of the following for this goal, a task).	Develop and document business case for MBS trade processing considering existing information technology systems and solutions.	Develop and document a disaster recovery plan for Treasury.	Implement enhancements to liquidity reporting for ALCO.	Excess.

Develop balance sheet strategies to optimize capital, liquidity and net interest income (each of the following for this goal, a task).	Evaluate our liquidity planning relative to Basel III's requirements and present to ALCO.
Evaluate our ratio of short-term investments to long-term investments given liquidity, excess stock repurchases and redemption and advances balances and targets for investments in MPF mortgage loans. Present findings to ALCO by June 30, 2012.
		Develop funding strategies to assist in the growth of disbursements of long-term advances. Present to ALCO starting by March 31, 2012.	Target/Excess. The tasks were generally achieved, although a model framework in support of the second task was not reviewed by ALCO in 2012.
___________________________

(1)
This ratio is discussed under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk — Market Value of Equity Estimation and Market Risk Limit.

Long-Term Incentive Goal

In addition, the 2012 EIP includes a long-term incentive goal based on our actual retained earnings at December 31, 2014. The following table sets forth such goal.

Long-Term Goal	Retained Earnings as of December 31, 2014
Threshold	$495.3 million
Target	$550.4 million
Excess	$660.5 million

Incentive Opportunities under the 2012 EIP

Incentive opportunities under the 2012 EIP are based on each named executive officer's base salary at December 31, 2012 (referred to as 2012 incentive salaries). The following is each named executive officer's 2012 incentive salary:

Named Executive Officer	2012 Incentive Salary
Mr. Hjerpe	$650,000
Mr. Nitkiewicz	$325,900
Ms. Elliott	$325,900
Mr. Collins	$275,470
Ms. Pratt	$265,300
Mr. Barrett	$265,300

The following Table 11.5 sets forth the combined short and long-term incentive opportunities under the 2012 EIP, in each case expressed as percentages of the named executive officers' 2012 incentive salaries:

Table 11.5
	Combined Short- and Long-Term Incentive Opportunity
	Threshold	Target	Excess
President	24.00%	48.00%	72.00%
All Other Named Executive Officers	17.60%	35.20%	52.80%

At the conclusion of 2012, individual awards were calculated based on actual goal achievement as of December 31, 2012. Participants were eligible to receive 60 percent of such award in a cash payment in March 2013, following approval of the board of directors. Table 11.6 below sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2013, in each case expressed as percentages of the named executive officers' 2012 incentive salaries:

Table 11.6
	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	14.40%	28.80%	43.20%
All Other Named Executive Officers	10.56%	21.12%	31.68%

The remaining 40 percent of the combined award, calculated at the end of 2012, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goal, as set forth in Table 11.7 below.

Table 11.7
Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 40% of the combined short- and long-term incentive opportunity	the remaining 40% of the combined short- and long-term incentive opportunity	150% of the remaining 40% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2012 EIP

Awards for the short-term goals, other than the operational, ERM, and individual goals, under the 2012 EIP were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity for Level of Achievement (Table 11.5)	X	2012 Incentive Salary

If the result for the goal were less than the threshold level of achievement (Table 11.1), then the award for that goal would have been zero. However, all goals in the 2012 EIP were achieved above threshold. For goals achieved above the excess level of achievement (Table 11.1), there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the threshold and excess levels of achievement. In administering the EIP, as with prior EIPs, the Personnel Committee determined that participants would receive an interpolated award for having exceeded threshold. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity (Table 11.5) Interpolated for Actual Level of Achievement	X	2012 Incentive Salary

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

Our staff calculated the named executive officers' awards under the 2012 EIP's short-term goals, other than the operational, ERM, and individual goals, in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed the results of the operational goal and each other named executive officer's level of achievement under that named executive officer's individual goal, and for Mr. Collins, the operational and ERM goals, and made award recommendations to the Personnel Committee for the Personnel Committee's consideration. In making those recommendations, Mr. Hjerpe selected a payout percentage for those goals from a range of threshold to excess, with such range calculated based on the goal weight and incentive opportunity. The Personnel Committee discussed and adopted those recommendations. The Personnel Committee determined Mr. Hjerpe's incentive award for his individual goal following the Personnel Committee's review of the level of achievement for this goal as provided by Mr. Hjerpe and the Personnel Committee's assessment of Mr. Hjerpe's achievement of this goal. The Personnel Committee and board of directors determined that Mr. Hjerpe achieved all of his four individual goal initiatives at excess, as set forth in Table 11.4.

Based on those calculations and determinations, the combined incentive awards were calculated, by goal, as follows:

2012 Combined Short and Long -Term Awards as Calculated by Goal
Participant	Retained Earnings	New Business	Net Income	Operational	Remediation	ERM	Individual	Total Combined Award
Mr. Hjerpe	$117,000	$44,772	$93,600	$93,600	NA	NA	$70,200	$419,172
Mr. Nitkiewicz	43,019	16,462	34,415	34,415	NA	NA	17,207	145,518
Ms. Elliott	43,019	16,462	34,415	34,415	NA	NA	22,656	150,967
Mr. Collins	36,362	NA	NA	29,090	$14,545	$41,210	9,696	130,903
Ms. Pratt	35,020	13,401	28,016	28,016	NA	NA	21,011	125,464
Mr. Barrett	35,020	13,401	28,016	28,016	NA	NA	18,209	122,662

The named executive officers were eligible to receive 60 percent of the combined award illustrated above in a cash payment in March 2013, following approval of the board of directors. The below table's column “short-term award” sets forth the short-term incentive award paid to the named executive officers in March 2013 and the remaining 40 percent which then becomes the target level of achievement for the long-term incentive opportunity.

	2012 Combined Short and Long Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement
Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$419,172	$251,503	$167,669
Mr. Nitkiewicz	145,518	87,311	58,207
Ms. Elliott	150,967	90,580	60,387
Mr. Collins	130,903	78,542	52,361
Ms. Pratt	125,464	75,278	50,186
Mr. Barrett	122,662	73,597	49,065

Final awards under the 2012 EIP's long-term incentive opportunities cannot be determined until after December 31, 2014, since they are based on retained earnings as of that date. Based on the Bank's and individual levels of achievement as of December 31, 2012, the named executive officers are eligible for long-term incentive opportunities, payable in March 2015, as follows:

	Long Term Incentive Opportunity at Threshold, Target and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$83,835	$167,669	$251,503
Mr. Nitkiewicz	29,104	58,207	87,311
Ms. Elliott	30,194	60,387	90,580
Mr. Collins	26,181	52,361	78,542
Ms. Pratt	25,093	50,186	75,278
Mr. Barrett	24,533	49,065	73,597

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions.

•
Participants must be employed by us on the payment date in March 2015 to receive the long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive a pro-rata payment of the award in certain instances, as detailed in the 2012 EIP.

•
At the discretion of the board of directors, the calculated long-term award may be reduced or eliminated (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2013 and/or 2014, any of the following occur such that if it had occurred prior to the year-end 2012 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:

◦	operational errors or omissions result in material revisions to our 2012 financial results, information submitted to the Finance Agency, or data used to determine the combined award at year-end 2012;

◦
significant information to the SEC, Office of Finance, and/or Finance Agency is submitted materially beyond any deadline or applicable grace period, other than late submissions that are caused by acts of God or other events beyond the reasonable control of the participants; or

◦	we fail to make sufficient progress, as determined by the Finance Agency, in the timely remediation of examination and other supervisory findings relevant to the goal results or payout calculation.

•	The actual payment of the long-term award is subject to the final approval of the board of directors and the review of the Finance Agency, if required.

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

Perquisites

Perquisites for the named executive officers may include supplemental life insurance (Mr. Nitkiewicz and Ms. Elliott only), airline program memberships, spouse travel during business, child care when traveling on business, parking or a 100 percent mass transportation subsidy. Mr. Hjerpe is also eligible for the personal use of an automobile. The Personnel Committee believes that the perquisites offered to the named executive officers are reasonable and are necessary for the total compensation package to remain competitive in recruiting and retaining them.

Change-in-Control Agreement

We have a change-in-control agreement with Mr. Hjerpe. The board of directors had determined that having the change in control agreement in place would be an effective recruitment and retention tool since the events under which we provide payment to Mr. Hjerpe would provide a measure of protection to Mr. Hjerpe in the instance of our relocation in excess of 50 miles or his termination of employment or material diminution in duties or base compensation resulting from merger, consolidation, reorganization, sale of all or substantially all of our assets, or our liquidation or dissolution. Under the terms of the change of control agreement, in the event that either:

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

Employment Status and Severance Benefits

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2012, are "at will" employees. Each may resign his or her employment at any time and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided, however, that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

To receive this severance benefit, individuals must agree to execute our standard release of claims agreement. In addition and at our sole discretion, we may provide outplacement and/or such other services as may assist in ensuring a smooth career transition.

As chief executive officer, Mr. Hjerpe is eligible for 12 months of base pay under the severance policy unless he has received payments under the change in control agreement in lieu of any severance payments that would otherwise be payable to him by us. Based on their statuses as executive officers, Mr. Nitkiewicz, Ms. Elliott, Mr. Collins, Ms. Pratt, and Mr. Barrett are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. All severance packages for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Personnel Committee prior to making any award under the severance policy.

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

In addition to the foregoing, the Finance Agency has issued certain regulations and proposed regulations that could impact named executive officer compensation, including a proposed rule on incentive-based compensation that could impact our incentive compensation plans, a proposed regulation regarding golden parachute payments that could restrict or prohibit certain post-termination compensation, and a proposed regulation that would limit instances where we could indemnify certain of our officers, including the named executive officers.

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2012, 2011, and 2010, by our named executive officers.

Summary Compensation Table for 2012, 2011 and 2010
Name and Principal Position	Year	Salary(1)	Bonus	Non-equity Incentive Plan Compensation Short-Term(2)	Non-equity Incentive Plan Compensation Long-Term(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Edward A. Hjerpe III(6)	2012	$650,000	$—	$251,503	$107,578	$270,000	$68,477	$1,347,558
President and	2011	595,000	—	213,242	—	325,000	62,666	1,195,908
Chief Executive Officer	2010	562,500	55,000	107,578	—	145,000	85,049	955,127

Frank Nitkiewicz(7)	2012	325,900	—	87,311	38,449	293,000	27,501	772,161
Executive Vice President	2011	317,200	1,451	82,071	—	468,000	23,814	892,536
and Chief Financial Officer	2010	307,500	—	38,449	—	200,000	20,740	566,689

M. Susan Elliott(7)	2012	325,900	—	90,580	43,104	309,000	31,022	799,606
Executive Vice President	2011	317,200	2,198	83,563	—	648,000	27,260	1,078,221
and Chief Business Officer	2010	301,350	—	43,104	—	339,000	23,159	706,613

George H. Collins(7)	2012	275,470	1,067	78,542	35,915	214,000	15,000	619,994
Senior Vice President and	2011	264,170	—	62,004	—	257,000	11,888	595,062
Chief Risk Officer	2010	253,935	—	35,915	—	117,000	3,135	409,985

Carol Hempfling Pratt	2012	265,300	—	75,278	17,639	60,000	20,288	438,505
Senior Vice President and
General Counsel

Timothy J. Barrett	2012	265,300	—	73,597	—	55,000	9,379	403,276
Senior Vice President and
Treasurer
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)
Represents amounts paid under the 2012 EIP during 2013 in respect of service performed in 2012, under the 2011 EIP during 2012 in respect of service performed in 2011, and under the 2010 EIP during 2011 in respect of service performed in 2010.

(3)
Represents amounts paid under the 2010 EIP for satisfying a long-term goal based on our retained earnings at December 31, 2012, which amount was $560.5 million. That amount resulted in awards at "excess" to each of the named executive officers participating in the 2010 EIP, or 150 percent of the remaining incentive opportunity under that plan. This amount of retained earnings has been adjusted from the amount determined in accordance with GAAP to net out the impacts of prepayment fee income and debt retirement expense, such that these "one-time" income/expense events are recognized over the original term to maturity of the affected asset or liability.

(4)
The amounts shown reflect the actuarial increase in the present value of the named executive officer's benefits under all pension plans established by us determined using interest-rate and mortality-rate assumptions consistent with those used in our financial statements. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP, the only such plan that we offer.

(5)
See the Other Compensation Table below for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by us with respect to supplemental life insurance, and perquisites.

(6)
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

(7)
The 2011 and 2012 bonus amounts for Mr. Nitkiewicz, Ms. Elliott, and Mr. Collins are cash awards based on their years of service (20, 30 and 15 years, respectively). The amounts of these awards are the same amounts paid to any employee that completed as many years of service in 2011 and 2012.

Other Compensation Table

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Edward A. Hjerpe III	2012	$52,420	$—	$16,057	$68,477
	2011	42,155	—	20,511	62,666
	2010	33,750	—	51,299	85,049

Frank Nitkiewicz	2012	24,792	2,709	—	27,501
	2011	21,339	2,475	—	23,814
	2010	18,450	2,290	—	20,740

M. Susan Elliott	2012	24,881	6,141	—	31,022
	2011	21,618	5,642	—	27,260
	2010	18,081	5,078	—	23,159

George H. Collins	2012	15,000	—	—	15,000
	2011	11,888	—	—	11,888
	2010	3,135	—	—	3,135

Carol Hempfling Pratt	2012	20,288	—	—	20,288

Timothy J. Barrett	2012	9,379	—	—	9,379

_______________________

(1)
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
Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2012, the maximum elective deferral amount was $17,000 (or $22,500 per year for participants who attain age 50 in 2012), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $15,000 (three percent multiplied by two multiplied by the $250,000 IRC compensation limit).
A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(2)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, reimbursement for apartment expenses in 2010 and through mid February 2011, parking, reimbursement for mass transportation, spousal travel expenses, and airline program memberships.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2012 EIP, for our named executive officers:
Grants of Plan-Based Awards for Fiscal Year 2012

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$93,600	$187,200	$280,800
Mr. Nitkiewicz	34,415	68,830	103,245
Ms. Elliott	34,415	68,830	103,245
Mr. Collins	29,090	58,179	87,269
Ms. Pratt	28,016	56,031	84,047
Mr. Barrett	28,016	56,031	84,047

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$31,200	$62,400	$93,600
Target	62,400	124,800	187,200
Excess	93,600	187,200	280,800

Mr. Nitkiewicz and Ms. Elliot
If short-term component results in:	Threshold	Target	Excess
Threshold	$11,472	$22,943	$34,415
Target	22,943	45,887	68,830
Excess	34,415	68,830	103,245

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$9,697	$19,393	$29,090
Target	19,393	38,786	58,179
Excess	29,090	58,179	87,269

Mr. Barrett and Ms. Pratt
If short-term component results in:	Threshold	Target	Excess
Threshold	$9,339	$18,677	$28,016
Target	18,677	37,354	56,031
Excess	28,016	56,031	84,047
______________________

(1)
Amounts represent potential awards under the 2012 EIP; actual amounts awarded are reflected in the Summary Compensation Table above. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plan

The following table sets forth the pension benefits for the fiscal year ended December 31, 2012, for our named executive officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2012
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	20.67	(3)	$941,000	$—
	Pension BEP	3.50		237,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	20.83		921,000	—
	Pension BEP	21.83		875,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	30.58		1,825,000	—
	Pension BEP	31.08		1,306,000	—
George H. Collins	Pentegra Defined Benefit Plan	14.83	(4)	688,000	—
	Pension BEP	15.33	(5)	348,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	1.50		55,000	—
	Pension BEP	2.50		62,000	—
Timothy J. Barrett	Pentegra Defined Benefit Plan	1.17		43,000	—
	Pension BEP	2.17		51,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2012.

(2)	See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 13.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

(4)	Number of years of credited service for the Pentegra Defined Benefit Plan includes 2.33 years of service at the FHLBank of Pittsburgh.

(5)	Number of years of credited service for the Pension BEP includes recognition of 2.83 years of service at the FHLBank of Pittsburgh.

We participate in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the named executive officers. Employees become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of our waiting period, which is one year of service with us. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers are participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions except for Ms. Pratt and Mr. Barrett, who are 20 percent vested.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable IRC limits on annual earnings ($250,000 for 2012). For participants hired prior to January 9, 2006, the benefit is calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. For the other participants, the benefit is calculated as 1.50 percent multiplied by the participant's years of benefit service multiplied by the high five-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70,"

then the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, then the benefit is reduced by an early retirement factor of three percent per year for participants hired prior to January 9, 2006, and, for the other participants, the benefit is reduced by an actuarial equivalency factor for each year that payments commence before age 65.

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

Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year, or five-year average salary, as applicable, as follows: Mr. Hjerpe, 80 percent as president; Mr. Nitkiewicz and Ms. Elliott, 70 percent as executive vice presidents; and Mr. Collins, Ms. Pratt and Mr. Barrett 65 percent as senior vice presidents. Our only named executive officer that has reached the maximum annual benefit amount is Ms. Elliott. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. In 2009, the Pension BEP was amended to require that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Previously, no funding standard has been applied to the Pension BEP rabbi trust which was established in 2005. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2012, for our named executive officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Year Ended December 31, 2012(1)	Our Contributions in Year Ended December 31, 2012(2)	Aggregate Earnings in Year Ended December 31, 2012	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2012
Edward A. Hjerpe III	$26,210	$37,420	$13,747	$—	$178,891
Frank Nitkiewicz	13,217	9,792	10,574	—	99,117
M. Susan Elliott	41,468	9,881	17,618	—	147,933
George H. Collins	—	—	873	—	5,401
Carol Hempfling Pratt	30,377	13,161	9,805	—	102,658
Timothy J. Barrett	1,879	1,879	2,805	—	22,385
_______________________

(1)	Amounts are also reported as salary in the Summary Compensation Table above.

(2)	Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. We match participant contributions based on the amount the employee contributes, typically, up to the first three percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. However, in 2010 the board of directors adopted the Second Amendment to the Thrift BEP so that the Personnel Committee has the flexibility to modify our matching contribution rate in an offer letter, employment agreement or other writing approved by the Personnel Committee so long as our maximum matching contribution rate does not exceed the maximum matching contribution rate available to any participant under the Pentegra Defined Contribution Plan (the Contribution Limit). The Personnel Committee has granted such a modification to Ms. Pratt permitting her matching contribution rate to be at the Contribution Limit irrespective of her tenure at the Bank. Our matching contribution is immediately vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

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

Post-Termination Payment

The following table represents the amount that would be payable to the named executive officers as of December 31, 2012, had their employment been terminated involuntarily for reasons other than "cause" on that date. Under our severance policy (and for Mr. Hjerpe, under the change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott and Mr. Collins, the amount is equal to 12 months' base salary and for Ms. Pratt and Mr. Barrett the amount is equal to six months' base salary, all based on annual salary in effect on December 31, 2012.

Name	Cash Severance(1)
Edward A. Hjerpe III(2)	$650,000
Frank Nitkiewicz	325,900
M. Susan Elliott	325,900
George H. Collins	275,470
Carol Hempfling Pratt	132,650
Timothy J. Barrett	132,650
_______________________

(1)	Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

(2)	Severance payments to Mr. Hjerpe may consist of either payments under our severance policy or under the change in control agreement but not both. Each, however, provides for 12 months of base salary.

Director Compensation

We pay members of the board of directors fees for each board and committee meeting that they attend. Finance Agency regulations permit the payment of reasonable director compensation, and such compensation is subject to the Finance Agency's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The amounts paid to the members of the board of directors for attendance at board and committee meetings during the year ended December 31, 2012, along with the annual maximum compensation amounts are detailed in the following table:

Summary of the 2012 and 2011 Director Compensation Policies
	2012	2011
Fee per board meeting:
Chair of the board	$7,750	$7,750
Vice chair of the board	7,000	7,000
Audit committee chair	7,000	7,000
Other committee chairs	6,300	6,300
All other board members	5,575	5,575
Fee per committee meeting	2,000	2,000
Fee per telephonic conference call	1,325	1,325

Annual maximum compensation amounts:
Chair of the board	$60,000	$60,000
Vice chair of the board	55,000	55,000
Audit committee chair	55,000	55,000
Other committee chairs	50,000	50,000
All other board members	45,000	45,000

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2012 are detailed in the following table:

2012 Director Compensation
Fees Earned or Paid in Cash
Jan A. Miller, Chair	$60,000
Jay F. Malcynsky, Vice Chair	55,000
Andrew J. Calamare	55,000
Joan Carty	50,000
Patrick E. Clancy	45,000
Steven A. Closson	50,000
Peter F. Crosby	45,000
Stephen G. Crowe	45,000
John H. Goldsmith	50,000
Cornelius K. Hurley	50,000
A. James Lavoie	45,000
Mark E. Macomber	50,000
Kevin M. McCarthy	50,000
Emil J. Ragones	45,000
John F. Treanor	45,000
Kenneth A. Wilman Jr.	45,000
$785,000

Directors may elect to defer the receipt of meeting fees pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. Finance Agency regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $149,000 for the year ended December 31, 2012.

The 2013 Directors Compensation Policy has been increased over the 2012 Directors Compensation Policy in consideration of no increase since 2009, increased director workload since that time, competitive market data, and fees paid to directors at the other FHLBanks, providing for the following payments and compensation caps:

Summary of the 2013 Director Compensation Policy
2013 Director Compensation
Fee per board meeting:
Chair of the board	$9,900
Vice chair of the board	8,450
Audit committee chair	8,450
Other committee chairs	7,750
All other board members	7,000
Fee per committee meeting	2,000
Fee per telephonic conference call	1,325

Annual maximum compensation amounts:
Chair of the board	$75,000
Vice chair of the board	65,000
Audit committee chair	65,000
Other committee chairs	60,000
All other board members	55,000

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a cooperative, our members or former members own all of our outstanding capital stock, and our directors are elected by and a majority are from our membership. Each member is eligible to vote for the open member directorships in the state in which its principal place of business is located and for each open independent directorship. See Item 10 — Directors, Executive Officers and Corporate Governance for additional information on the election of our directors. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2013, are noted in the following table.

Members Holding Five Percent or More of Outstanding Capital Stock As of February 28, 2013 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Bank of America Rhode Island, N.A.(1)	$976,142	26.48%
111 Westminster Street
Providence, Rhode Island 02903

CW Reinsurance Company(1)	1,943	0.05
4500 Park Granada, CH-11
Calabasas, CA 91302

RBS Citizens, N.A.	484,517	13.15
One Citizens Plaza
Providence, Rhode Island 02903
_______________________

(1)	Bank of America Rhode Island, N.A. and CW Reinsurance Company are subsidiaries of Bank of America Corporation.

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. The following table provides capital stock outstanding to members whose officers or directors were serving as our directors as of February 28, 2013:

Capital Stock Outstanding to Members whose Officers or Directors were Serving on our Board of Directors As of February 28, 2013 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
The Washington Trust Company	$40,418	1.10%
23 Broad Street
Westerly, Rhode Island 02891

Eastern Bank Corporation	34,815	0.94
One Eastern Place
Lynn, Massachusetts 01901

Middlesex Savings Bank	23,178	0.63
6 Main Street

Natick, Massachusetts 01760

Hoosac Bank (1)	11,475	0.31
93 Main Street
North Adams, MA 01247

Androscoggin Savings Bank	6,640	0.18
30 Lisbon Street
Lewiston, Maine 04240

The Savings Bank Life Insurance Company of Massachusetts	5,519	0.15
1 Linscott Road
Woburn, Massachusetts 01801

Passumpsic Savings Bank	3,571	0.10
124 Railroad Street
St. Johnsbury, Vermont 05819

Northwest Community Bank (2)	3,444	0.09
86 Main Street
Winsted, Connecticut 06098

South Coastal Bank (1)	3,225	0.09
279 Union Street
Rockland, MA 02370

Litchfield Bancorp (2)	2,497	0.07
294 West Street
Litchfield, Connecticut 06759

Collinsville Savings Society (2)	1,960	0.05
136 Main Street
Collinsville, Connecticut 06022

Profile Bank	835	0.02
45 Wakefield Street
Rochester, NH 03867

Total stock ownership by members whose officers or directors serve as directors of the Bank	$137,577	3.73%
_______________________

(1)	Hoosac Bank and South Coastal Bank are subsidiaries of the same holding company.

(2)	Northwest Community Bank, Litchfield Bancorp, and Collinsville Savings Society are subsidiaries of the same holding company.

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

For the year ended December 31, 2012, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy) and our Code of Ethics and Business Conduct (Code of Ethics), both of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

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

As of the date of this report, our board of directors is constituted of eight member directors and seven independent directors, as discussed in Item 10 — Directors, Executive Officers and Corporate Governance. None of our directors is an "inside" director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is a senior officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis, and some of the independent directors also engage in transactions either directly or indirectly with us from time to time in the ordinary course of the Bank's business.

Finance Agency Regulations Regarding Independence

The Finance Agency regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the Finance Agency's regulations on these independence standards. As of March 22, 2013, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 22, 2013, all of our independent (that is, nonmember) directors are independent, including Directors Calamare, Carty, Clancy, Goldsmith, Hurley, Malcynsky, and Ragones. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board has a standing Audit Committee. For the reasons noted above, the board determined that none of the current member directors on the board's Audit Committee, including Directors Crowe, Lavoie, Treanor, and Miller (ex officio) are independent under the NYSE standards for audit committee members. The board determined that all of the independent directors on the board's Audit Committee, including Directors Calamare (chair), and Ragones (vice chair) are independent under the NYSE independence standards for audit committee members. The board also determined that Director Ragones is the "audit committee financial expert" within the meaning of the SEC rules, and further determined that as of March 22, 2013, is independent under NYSE standards. As stated above, the board determined that each director on the Audit Committee is independent under the Finance Agency's regulations applicable to the board's Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2012 and 2011, as well as the fees billed by PwC for audit-related services rendered by PwC to us during 2012 and 2011.

Principle Accounting Fees and Services (dollars in thousands)

	Year Ended December 31,
	2012	2011
Audit fees(1)	$750	$774
Audit-related fees(2)	60	47
All other fees	—	—
Tax fees	—	—
Total	$810	$821
_______________________

(1)
Audit fees consist of fees incurred in connection with the audit of our financial statements, including audit of internal controls over financial reporting, review of quarterly or annual management's discussion and analysis, and review of financial information filed with the SEC.

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

b)    Financial Statement Schedule

None.

c)    Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on February 2, 2010
4	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Filed within this Form 10-K
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009 *	Exhibit 10.2.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.3 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.3	Second Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective July 1, 2010 *	Exhibit 10.1 to our Second Quarter 2010 Form 10-Q filed with the SEC on August 12, 2010
10.2.4	Third Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective December 21, 2012 *	Filed within this Form 10-K
10.3	The Federal Home Loan Bank of Boston 2010 Executive Incentive Plan *	Exhibit 10.3.1 to our First Quarter 2010 Form 10-Q filed with the SEC on May 13, 2010
10.3.1	The Federal Home Loan Bank of Boston 2010 Executive Incentive Plan (Revised December 2010) *	Exhibit 4.1 to our Form 8-K filed with the SEC on December 28, 2010
10.4	The Federal Home Loan Bank of Boston 2011 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on October 4, 2011.
10.5	The Federal Home Loan Bank of Boston 2012 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on May 11, 2012.

10.6.1	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to our Form 8-K filed with the SEC on June 23, 2006
10.9.1	The Federal Home Loan Bank of Boston 2011 Director Compensation Policy *	Exhibit 10.1. to our Form 8-K/A filed with the SEC on February 3, 2011
10.9.2	The Federal Home Loan Bank of Boston 2012 Director Compensation Policy *	Exhibit 10.1. to our Form 8-K/A filed with the SEC on December 22, 2011
10.9.3	The Federal Home Loan Bank of Boston 2013 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K/A as filed with the SEC on December 21, 2012
10.10	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011.
10.13	Severance Policy, as adopted March 23, 2012 *	Exhibit 10.11 to our Form 10-K filed with the SEC on March 23, 2012.
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	Filed within this Form 10-K
101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 26, 2013	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
March 26, 2013	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 26, 2013	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2013	By:	/s/	Andrew J. Calamare
Andrew J. Calamare Director
March 26, 2013	By:	/s/	Joan Carty
Joan Carty Director
March 26, 2013	By:	/s/	Steven A. Closson
Steven A. Closson Director
March 26, 2013	By:	/s/	Peter F. Crosby
Peter F. Crosby Director
March 26, 2013	By:	/s/	Stephen G. Crowe
Stephen G. Crowe Director
March 26, 2013	By:	/s/	John H. Goldsmith
John H. Goldsmith Director
March 26, 2013	By:	/s/	Cornelius K. Hurley
Cornelius K. Hurley Director
March 26, 2013	By:	/s/	A. James Lavoie
A. James Lavoie Director

March 26, 2013	By:	/s/	Mark E. Macomber
Mark E. Macomber Director
March 26, 2013	By:	/s/	Jay F. Malcynsky
Jay F. Malcynsky Director
March 26, 2013	By:	/s/	Jan A. Miller
Jan A. Miller Director
March 26, 2013	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 26, 2013	By:	/s/	John F. Treanor
John F. Treanor Director
March 26, 2013	By:	/s/	Kenneth A. Wilman Jr.
Kenneth A. Wilman Jr. Director