Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Boston
filed 2013-05-13
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2013
Class A Stock, par value $100	zero
Class B Stock, par value $100	34,180,997

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$369,189	$240,945
Interest-bearing deposits	275	192
Securities purchased under agreements to resell	1,750,000	4,015,000
Federal funds sold	850,000	600,000
Investment securities:
Trading securities	265,722	274,293
Available-for-sale securities - includes $8,213 and $8,582 pledged as collateral at March 31, 2013, and December 31, 2012, respectively that may be repledged	5,078,916	5,268,237
Held-to-maturity securities - includes $81,403 and $100,124 pledged as collateral at March 31, 2013, and December 31, 2012, respectively that may be repledged (a)	5,083,825	5,396,335
Total investment securities	10,428,463	10,938,865
Advances	19,900,367	20,789,704
Mortgage loans held for portfolio, net of allowance for credit losses of $3,361 and $4,414 at March 31, 2013, and December 31, 2012, respectively	3,504,394	3,478,896
Accrued interest receivable	88,202	100,404
Premises, software, and equipment, net	4,051	4,382
Derivative assets, net	237	111
Other assets	39,747	40,518
Total Assets	$36,934,925	$40,209,017
LIABILITIES
Deposits:
Interest-bearing	$636,938	$557,440
Non-interest-bearing	25,687	37,528
Total deposits	662,625	594,968
Consolidated obligations (COs):
Bonds	25,722,481	26,119,848
Discount notes	5,980,709	8,639,048
Total consolidated obligations	31,703,190	34,758,896
Mandatorily redeemable capital stock	190,889	215,863
Accrued interest payable	109,334	96,356
Affordable Housing Program (AHP) payable	54,583	50,545
Derivative liabilities, net	823,821	907,092
Other liabilities	18,153	19,198
Total liabilities	33,562,595	36,642,918
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 32,022 shares and 34,552 shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively	3,202,211	3,455,165
Retained earnings:
Unrestricted	562,671	523,203
Restricted	75,018	64,351
Total retained earnings	637,689	587,554
Accumulated other comprehensive loss	(467,570)	(476,620)
Total capital	3,372,330	3,566,099
Total Liabilities and Capital	$36,934,925	$40,209,017
_______________________________________
(a)   Fair values of held-to-maturity securities were $5,456,257 and $5,699,230 at March 31, 2013, and December 31, 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Advances	$59,111	$79,519
Prepayment fees on advances, net	11,915	4,302
Securities purchased under agreements to resell	888	2,189
Federal funds sold	436	511
Trading securities	2,426	2,550
Available-for-sale securities	18,577	14,415
Held-to-maturity securities	32,101	38,723
Prepayment fees on investments	2,724	87
Mortgage loans held for portfolio	32,397	34,765
Other	2	—
Total interest income	160,577	177,061
INTEREST EXPENSE
Consolidated obligations - bonds	82,224	106,827
Consolidated obligations - discount notes	1,787	1,583
Deposits	11	18
Mandatorily redeemable capital stock	207	290
Other borrowings	—	1
Total interest expense	84,229	108,719
NET INTEREST INCOME	76,348	68,342
Reduction of provision for credit losses	(1,087)	(1,151)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	77,435	69,493
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(7)	(6,378)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(414)	3,418
Net other-than-temporary impairment losses on investment securities, credit portion	(421)	(2,960)
Loss on early extinguishment of debt	(2,567)	—
Service fees	1,417	1,499
Net unrealized losses on trading securities	(2,312)	(2,098)
Net gains on derivatives and hedging activities	1,088	1,739
Other	98	105
Total other loss	(2,697)	(1,715)
OTHER EXPENSE
Compensation and benefits	8,504	8,872
Other operating expenses	4,492	4,252
Federal Housing Finance Agency (the FHFA)	1,040	1,325
Office of Finance	673	705
Other	746	592
Total other expense	15,455	15,746
INCOME BEFORE ASSESSMENTS	59,283	52,032
AHP	5,949	5,232
NET INCOME	$53,334	$46,800

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2013	2012
Net income	$53,334	$46,800
Other comprehensive income:

Net unrealized (losses) gains on available-for-sale securities	(6,946)	849
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion	—	(4,365)
Reclassification adjustment for noncredit portion of other-than-temporary impairment losses recognized as credit losses included in net income	414	947
Accretion of noncredit portion	15,009	20,070
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	15,423	16,652
Net unrealized gains (losses) relating to hedging activities
Unrealized gains (losses)	428	(3,002)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	4	4
Total net unrealized gains (losses) relating to hedging activities	432	(2,998)
Pension and postretirement benefits	141	76
Total other comprehensive income	9,050	14,579
Total comprehensive income	$62,384	$61,379

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2013 and 2012 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2011	36,253	$3,625,348	$375,158	$22,939	$398,097	$(534,411)	$3,489,034
Proceeds from sale of capital stock	147	14,620					14,620
Repurchase of capital stock	(2,374)	(237,412)					(237,412)
Comprehensive income			37,440	9,360	46,800	14,579	61,379
Cash dividends on capital stock			(4,444)		(4,444)		(4,444)
BALANCE, MARCH 31, 2012	34,026	$3,402,556	$408,154	$32,299	$440,453	$(519,832)	$3,323,177

BALANCE, DECEMBER 31, 2012	34,552	$3,455,165	$523,203	$64,351	$587,554	$(476,620)	$3,566,099
Proceeds from sale of capital stock	220	22,056					22,056
Repurchase of capital stock	(2,750)	(275,010)					(275,010)
Comprehensive income			42,667	10,667	53,334	9,050	62,384
Cash dividends on capital stock			(3,199)		(3,199)		(3,199)
BALANCE, MARCH 31, 2013	32,022	$3,202,211	$562,671	$75,018	$637,689	$(467,570)	$3,372,330

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$53,334	$46,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(10,330)	(3,573)
Reduction of provision for credit losses	(1,087)	(1,151)
Change in net fair-value adjustments on derivatives and hedging activities	(21,354)	49,596
Net other-than-temporary impairment losses on investment securities, credit portion	421	2,960
Loss on early extinguishment of debt	2,567	—
Other adjustments	(127)	(28)
Net change in:
Market value of trading securities	2,312	2,098
Accrued interest receivable	12,202	11,784
Other assets	1,188	(5,831)
Accrued interest payable	12,978	27,990
Other liabilities	2,628	2,853
Total adjustments	1,398	86,698
Net cash provided by operating activities	54,732	133,498

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(83)	(115)
Securities purchased under agreements to resell	2,265,000	2,900,000
Federal funds sold	(250,000)	(105,000)
Premises, software, and equipment	(150)	(107)
Trading securities:
Proceeds from long-term	6,260	1,081
Available-for-sale securities:
Proceeds from long-term	436,962	521,499
Purchases of long-term	(289,846)	(698,491)
Held-to-maturity securities:
Proceeds from long-term	328,319	333,660
Advances to members:
Proceeds	39,592,334	22,120,131
Disbursements	(38,758,387)	(21,860,085)
Mortgage loans held for portfolio:
Proceeds	221,513	189,335
Purchases	(252,299)	(250,428)
Proceeds from sale of foreclosed assets	3,726	1,558
Net cash provided by investing activities	3,303,349	3,153,038

FINANCING ACTIVITIES
Net change in deposits	68,051	87,747
Net payments on derivatives with a financing element	(4,584)	(6,228)
Net proceeds from issuance of consolidated obligations:
Discount notes	11,134,874	34,737,933
Bonds	1,495,356	2,691,626

Payments for maturing and retiring consolidated obligations:
Discount notes	(13,793,189)	(36,556,041)
Bonds	(1,849,218)	(4,005,700)
Proceeds from issuance of capital stock	22,056	14,620
Payments for redemption of mandatorily redeemable capital stock	(24,974)	(12,570)
Payments for repurchase of capital stock	(275,010)	(237,412)
Cash dividends paid	(3,199)	(4,443)
Net cash used in financing activities	(3,229,837)	(3,290,468)
Net increase (decrease) in cash and due from banks	128,244	(3,932)
Cash and due from banks at beginning of the year	240,945	112,094
Cash and due from banks at end of the period	$369,189	$108,162
Supplemental disclosures:
Interest paid	$99,929	$102,481
AHP payments	$1,821	$502
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$2,267	$2,883

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the SEC) on March 26, 2013 (the 2012 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Recently Issued and Adopted Accounting Guidance

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

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board (the IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013, to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. We are required to disclose both gross and net information about derivative, repurchase, and security lending instruments, that meet these criteria. This guidance, as amended, became effective for us for interim and annual periods beginning on January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of this guidance has resulted in additional financial statement disclosures but did not affect our financial condition, results of operations, or cash flows. See Note 10 — Derivatives and Hedging Activities for disclosures related to this guidance.

Presentation of Comprehensive Income. On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive loss. This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. However, it does require that we provide information about the amounts reclassified out of accumulated other comprehensive loss by component. In addition, we are required to present significant amounts reclassified out of accumulated other comprehensive loss, either on the face of the financial statement where net income is presented or in the footnotes. These amounts are presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for interim and annual periods beginning after December 15, 2012, and has been applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures but did not affect our financial condition, results of operations, or cash flows. See Note 15 — Accumulated Other Comprehensive Loss for disclosures related to this guidance.

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. However, the FHFA issued additional guidance indicating that the asset classification provisions in AB 2012-02 should be implemented by January 1, 2014, and that charge-off provisions in AB 2012-02 should be implemented no later than January 1, 2015. We are currently assessing the provisions of AB 2012-02 and have not yet determined its anticipated effect on our financial condition, results of operations, and cash flows.

Note 3 — Trading Securities

Major Security Types. Our trading securities as of March 31, 2013, and December 31, 2012, were (dollars in thousands):

	March 31, 2013	December 31, 2012
Mortgage-backed securities (MBS)
United States (U.S.) government-guaranteed – residential	$16,259	$16,876
Government-sponsored enterprises (GSEs) – residential	4,569	4,946
GSEs – commercial	244,894	252,471
Total	$265,722	$274,293

Net unrealized losses on trading securities held for the three months ended March 31, 2013 and 2012 amounted to $2.3 million and $2.1 million for securities held on March 31, 2013 and 2012, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of March 31, 2013, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$490,534	$—	$(25,576)	$464,958
U.S. government-owned corporations	318,630	—	(34,421)	284,209
GSEs	1,863,053	18,721	(11,902)	1,869,872
	2,672,217	18,721	(71,899)	2,619,039
MBS
U.S. government guaranteed – residential	348,755	549	(1,454)	347,850
GSEs – residential	2,087,533	24,625	(131)	2,112,027
	2,436,288	25,174	(1,585)	2,459,877
Total	$5,108,505	$43,895	$(73,484)	$5,078,916
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

As of March 31, 2013, the amortized cost of our available-for-sale securities included net premiums of $79.0 million. Of that amount, $44.3 million of net premiums related to non-MBS and $34.7 million of net premiums related to MBS. As of December 31, 2012, the amortized cost of our available-for-sale securities included net premiums of $67.2 million. Of that amount, $50.2 million of net premiums related to non-MBS and $17.0 million of net premiums related to MBS.

The following table summarizes our available-for-sale securities with unrealized losses as of March 31, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$464,958	$(25,576)	$464,958	$(25,576)
U.S. government-owned corporations	—	—	284,209	(34,421)	284,209	(34,421)
GSEs	—	—	121,947	(11,902)	121,947	(11,902)
	—	—	871,114	(71,899)	871,114	(71,899)

MBS
U.S. government guaranteed – residential	277,777	(1,454)	—	—	277,777	(1,454)
GSEs – residential	39,244	(131)	—	—	39,244	(131)
	317,021	(1,585)	—	—	317,021	(1,585)
Total temporarily impaired	$317,021	$(1,585)	$871,114	$(71,899)	$1,188,135	$(73,484)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at March 31, 2013, and December 31, 2012, were (dollars in thousands):

	March 31, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,598,873	$1,614,617	$1,147,950	$1,156,133
Due after one year through five years	130,331	133,308	786,779	804,498
Due after five years through 10 years	—	—	—	—
Due after 10 years	943,013	871,114	970,490	889,018
	2,672,217	2,619,039	2,905,219	2,849,649
MBS (1)	2,436,288	2,459,877	2,385,661	2,418,588
Total	$5,108,505	$5,078,916	$5,290,880	$5,268,237
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities, as of March 31, 2013, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$11,875	$—	$11,875	$1,083	$—	$12,958
State or local housing-finance-agency obligations (HFA securities)	188,520	—	188,520	65	(19,834)	168,751
GSEs	68,814	—	68,814	1,220	—	70,034
	269,209	—	269,209	2,368	(19,834)	251,743
MBS
U.S. government guaranteed – residential	35,349	—	35,349	835	—	36,184
U.S. government guaranteed – commercial	408,081	—	408,081	6,672	—	414,753
GSEs – residential	2,190,702	—	2,190,702	70,460	(284)	2,260,878
GSEs – commercial	899,578	—	899,578	73,742	—	973,320
Private-label – residential	1,615,584	(368,676)	1,246,908	264,627	(23,870)	1,487,665
Private-label – commercial	9,611	—	9,611	218	—	9,829
Asset-backed securities (ABS) backed by home equity loans	25,463	(1,076)	24,387	810	(3,312)	21,885
	5,184,368	(369,752)	4,814,616	417,364	(27,466)	5,204,514
Total	$5,453,577	$(369,752)	$5,083,825	$419,732	$(47,300)	$5,456,257

Our held-to-maturity securities as of December 31, 2012, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$12,877	$—	$12,877	$1,243	$—	$14,120
HFA securities	189,719	—	189,719	44	(17,881)	171,882
GSEs	69,246	—	69,246	1,521	—	70,767
	271,842	—	271,842	2,808	(17,881)	256,769
MBS
U.S. government guaranteed – residential	38,313	—	38,313	879	—	39,192
U.S. government guaranteed – commercial	451,559	—	451,559	8,273	—	459,832
GSEs – residential	2,357,479	—	2,357,479	78,105	(337)	2,435,247
GSEs – commercial	957,503	—	957,503	84,282	(2)	1,041,783
Private-label – residential	1,669,041	(384,051)	1,284,990	183,581	(34,184)	1,434,387
Private-label – commercial	9,822	—	9,822	321	—	10,143
ABS backed by home equity loans	25,951	(1,124)	24,827	719	(3,669)	21,877
	5,509,668	(385,175)	5,124,493	356,160	(38,192)	5,442,461
Total	$5,781,510	$(385,175)	$5,396,335	$358,968	$(56,073)	$5,699,230

As of March 31, 2013, the amortized cost of our held-to-maturity securities included net discounts of $484.2 million. Of that amount, net premiums of $1.5 million related to non-MBS and net discounts of $485.7 million related to MBS. As of

December 31, 2012, the amortized cost of our held-to-maturity securities included net discounts of $494.9 million. Of that amount, net premiums of $1.9 million related to non-MBS and net discounts of $496.8 million related to MBS.

The following table summarizes our held-to-maturity securities with unrealized losses as of March 31, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$160,711	$(19,834)	$160,711	$(19,834)

MBS
GSEs – residential	—	—	55,786	(284)	55,786	(284)
Private-label – residential	17	—	1,198,270	(144,617)	1,198,287	(144,617)
ABS backed by home equity loans	—	—	21,185	(3,642)	21,185	(3,642)
	17	—	1,275,241	(148,543)	1,275,258	(148,543)
Total	$17	$—	$1,435,952	$(168,377)	$1,435,969	$(168,377)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at March 31, 2013, and December 31, 2012, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	March 31, 2013			December 31, 2012
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$51,127	$51,127	$52,001	$—	$—	$—
Due after one year through five years	17,977	17,977	18,322	69,581	69,581	71,102
Due after five years through 10 years	31,560	31,560	32,508	32,562	32,562	33,604
Due after 10 years	168,545	168,545	148,912	169,699	169,699	152,063
	269,209	269,209	251,743	271,842	271,842	256,769
MBS (2)	5,184,368	4,814,616	5,204,514	5,509,668	5,124,493	5,442,461
Total	$5,453,577	$5,083,825	$5,456,257	$5,781,510	$5,396,335	$5,699,230
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

Available-for-Sale Securities

As a result of these evaluations, we determined that none of our available-for-sale securities were other-than-temporarily impaired at March 31, 2013. At March 31, 2013, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These unrealized losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of March 31, 2013:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of March 31, 2013, are expected to return contractual principal and interest, based on our review and analysis of independent third-party credit reports on the supranational institution, and such supranational institution is rated triple-A (or equivalent) by each of the nationally recognized statistical rating organizations (NRSROs).

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of March 31, 2013, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Agency MBS. For MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of March 31, 2013, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at March 31, 2013.

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

In accordance with related guidance from the FHFA, we have contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying our other-than-temporary impairment decisions in certain instances. In the event that neither the FHLBank of San Francisco or the FHLBank of Chicago has the ability to model a particular MBS that we own, we project the expected cash flows for that security based on our expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including, but not limited to loan-level data for each security and modeling variable expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. We form our expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data.

Specifically, we have contracted with the FHLBank of San Francisco to perform cash-flow analyses for our residential private-label MBS other than subprime private-label MBS, and with the FHLBank of Chicago to perform cash-flow analyses for our subprime private-label MBS. The following table provides additional data on who performs these cash-flow analyses for us (dollars in thousands).

	March 31, 2013
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	169	$2,068,119	$1,593,314	$1,229,581	$1,466,975
FHLBank of Chicago	16	21,868	21,266	20,270	18,246
Our own cash-flow projections	8	29,687	23,259	18,236	21,019

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), based on an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one core urban area with a population of 10,000 or more people, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties. The OTTI Governance Committee developed a housing price forecast with seven short-term projections with changes ranging from (4.0) percent to 4.0 percent over the 12 month period beginning January 1, 2013. For the vast majority of markets, the short-term forecast has changes from (1.0) percent to 1.0 percent. Thereafter home prices were projected to recover using one of five different recovery paths. Under those recovery paths, home prices were projected to increase as follows:

Months	Recovery Range
1-6	0.0%	to	3.0%
7-12	1.0%	to	4.0%
13-18	2.0%	to	4.0%
19-30	2.0%	to	5.0%
31-42	2.0%	to	6.0%
43-54	2.0%	to	6.0%
Thereafter	2.3%	to	5.6%

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended March 31, 2013 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent
Private-label residential MBS
Alt-A (1)
2007	$40,546	6.9%	53.9%	49.6%	5.8%
2006	19,066	4.6	72.0	54.4	10.3
2004 and prior	1,303	6.5	24.8	50.8	15.8
Total Alt-A	$60,915	6.2%	59.0%	51.1%	7.4%
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through March 31, 2013 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance. We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 6, for example) as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

	March 31, 2013
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$69,679	$59,587	$44,629	$57,992
Private-label residential MBS – Alt-A	1,709,465	1,238,549	884,831	1,135,799
ABS backed by home equity loans – Subprime	5,324	4,713	3,637	4,448
Total other-than-temporarily impaired securities	$1,784,468	$1,302,849	$933,097	$1,198,239

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$497,102	$544,833
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	421	2,960
Reductions:
Securities matured or paid-down during the period	(8,693)	(12,485)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(2,916)	(1,446)
Balance at end of period	$485,914	$533,862
_______________________

(1)
For the three months ended March 31, 2013 and 2012, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to all securities that were also previously impaired prior to January 1, 2013 and 2012.

The following table presents a roll-forward of the amounts related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$(385,175)	$(450,996)
Amounts reclassified from (to) accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	(4,365)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities	414	947
Net amount of impairment losses reclassified from (to) accumulated other comprehensive loss	414	(3,418)
Accretion of noncredit portion of impairment losses on held-to-maturity securities	15,009	20,070
Balance at end of period	$(369,752)	$(434,344)

Note 7 — Advances

General Terms. At March 31, 2013, and December 31, 2012, we had advances outstanding with interest rates ranging from (0.17) percent to 8.37 percent and (0.15) percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$3,722	0.45%	$12,893	0.53%
Due in one year or less	7,628,232	0.96	8,273,972	1.00
Due after one year through two years	2,037,491	2.62	2,198,709	2.61
Due after two years through three years	2,042,980	2.42	1,921,353	2.57
Due after three years through four years	2,403,764	2.76	2,347,511	2.56
Due after four years through five years	3,143,582	2.68	3,033,895	3.04
Thereafter	2,171,646	2.98	2,481,519	2.96
Total par value	19,431,417	2.01%	20,269,852	2.05%
Premiums	56,998		52,435
Discounts	(21,562)		(23,087)
Market value of embedded derivatives (1)	1,448		1,163
Hedging adjustments	432,066		489,341
Total	$19,900,367		$20,789,704
_________________________

(1)
At March 31, 2013, and December 31, 2012 we had certain advances with embedded features that met the requirements to be separated from the host contract and designate the embedded features as a stand-alone derivative.

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At March 31, 2013, and December 31, 2012, we had putable advances outstanding totaling $3.2 billion and $3.3 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	March 31, 2013		December 31, 2012
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$3,722	0.0%	$12,893	0.1%
Due in one year or less	10,467,907	53.9	11,218,147	55.3
Due after one year through two years	1,790,241	9.2	1,919,209	9.5
Due after two years through three years	1,922,480	9.9	1,779,103	8.8
Due after three years through four years	1,639,839	8.4	1,906,611	9.4
Due after four years through five years	1,692,332	8.7	1,441,870	7.1
Thereafter	1,914,896	9.9	1,992,019	9.8
Total par value	$19,431,417	100.0%	$20,269,852	100.0%

We also offer callable advances that provide borrowers with the right to call, on predetermined option exercise dates, the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee (a prepayment fee) that makes us financially indifferent to the prepayment of the advance. At both March 31, 2013, and December 31, 2012, we had callable advances outstanding totaling $32.5 million.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	March 31, 2013	December 31, 2012
Fixed-rate	$18,838,195	$19,179,459
Variable-rate	593,222	1,090,393
Total par value	$19,431,417	$20,269,852

Credit Risk Exposure and Security Terms.

Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At March 31, 2013, and December 31, 2012, we had $3.0 billion and $1.8 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to two borrowers at March 31, 2013, and one borrower at December 31, 2012, representing 15.5 percent and 9.0 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

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

For the three months ended March 31, 2013 and 2012, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Prepayment fees received from borrowers	$20,721	$3,451
Less: hedging fair-value adjustments on prepaid advances	(11,510)	(1,701)
Less: net premiums associated with prepaid advances	(3,911)	(47)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	—	(496)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	6,615	3,095
Net prepayment fees recognized in income	$11,915	$4,302

Note 8 — Mortgage Loans Held for Portfolio

We invest in mortgage loans through the Mortgage Partnership Finance® (MPF®) program. These investments are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced by the related participating financial institution, as is the case with conventional mortgage loans. All such investments are held for portfolio. The mortgage loans are typically originated and credit-enhanced by the related participating financial institution. The majority of these loans are serviced by the originating institution or an affiliate thereof. However, a portion of these loans are sold servicing-released by the participating financial institution and serviced by a third-party servicer.

The following table presents certain characteristics of the mortgage loans in which we have invested (dollars in thousands):

	March 31, 2013	December 31, 2012
Real estate
Fixed-rate 15-year single-family mortgages	$668,059	$679,153
Fixed-rate 20- and 30-year single-family mortgages	2,778,789	2,743,955
Premiums	61,476	60,573
Discounts	(3,723)	(4,021)
Deferred derivative gains, net	3,154	3,650
Total mortgage loans held for portfolio	3,507,755	3,483,310
Less: allowance for credit losses	(3,361)	(4,414)
Total mortgage loans, net of allowance for credit losses	$3,504,394	$3,478,896

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	March 31, 2013	December 31, 2012
Conventional mortgage loans	$2,986,597	$2,979,067
Government mortgage loans	460,251	444,041
Total par value	$3,446,848	$3,423,108

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

Credit Products

We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend in accordance with the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), FHFA regulations, and other applicable laws. The FHLBank Act requires us to obtain sufficient collateral to secure our credit products. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the par value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other assets as collateral. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their Bank capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We believe our policies appropriately manage our credit risks arising from our credit products.

Depending primarily on the financial condition of the borrower, we may allow the borrower to retain possession of loan collateral pledged to us while agreeing to hold such collateral for our benefit or require the borrower to specifically assign or place physical possession of such loan collateral with us or a third-party custodian that we approve.

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
Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At March 31, 2013, and December 31, 2012, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At March 31, 2013, and December 31, 2012, we did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended March 31, 2013 and 2012.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at March 31,

2013, and December 31, 2012. At March 31, 2013, and December 31, 2012, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for these loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2013, and December 31, 2012. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

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

We use a third-party loan-loss projection model to determine our loss-severity estimates for our master commitments. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices. We update our loss-severity estimates periodically as we determine appropriate, but not less than once per year. Additionally, as part of our continuing effort to incorporate more precision into our estimation processes, we perform quarterly loss severity update for the 15 largest master commitments, reflecting a more current housing price index. These master commitments represent more than 50 percent of our total master commitments by outstanding principal balance and therefore this update is likely to capture any important changes during interim reporting periods.

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

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a participating financial institution to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. We apply an appropriate loss-severity rate, which is used to estimate the fair value of our collateral. The resulting incurred loss is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

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

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2013 and 2012, as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2013 and 2012 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended March 31,
	2013	2012
Allowance for credit losses
Balance at beginning of period	$4,414	$7,800
Charge-offs	(13)	(54)
Recoveries	47	—
Reduction of provision for credit losses	(1,087)	(1,151)
Balance at end of period	$3,361	$6,595
Ending balance, individually evaluated for impairment	$—	$—
Ending balance, collectively evaluated for impairment	$3,361	$6,595
Recorded investment, end of period (1)
Individually evaluated for impairment	$3,118	$898
Collectively evaluated for impairment	$3,049,521	$2,873,590
_________________________

(1)
This amount excludes government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at March 31, 2013, and December 31, 2012 (dollars in thousands):

	March 31, 2013
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$32,715	$14,015	$46,730
Past due 60-89 days delinquent	11,385	3,871	15,256
Past due 90 days or more delinquent	50,394	22,966	73,360
Total past due	94,494	40,852	135,346
Total current loans	2,958,145	432,538	3,390,683
Total mortgage loans	$3,052,639	$473,390	$3,526,029
Other delinquency statistics
In process of foreclosure, included above (1)	$21,838	$9,844	$31,682
Serious delinquency rate (2)	1.67%	4.85%	2.10%
Past due 90 days or more still accruing interest	$—	$22,966	$22,966
Loans on nonaccrual status (3)	$51,003	$—	$51,003
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)
Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as loans modified within the previous six months under our temporary loan modification plan.

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

(3)
Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as loans modified within the previous six months under our temporary loan modification plan.

Individually Evaluated Impaired Loans. The following tables present the recorded investment and par value for impaired loans individually assessed for impairment at March 31, 2013, and December 31, 2012, and the average recorded investment and interest income recognized on these loans during the three months ended March 31, 2013 and 2012 (dollars in thousands). Our individually evaluated impaired loans do not have a related allowance.

	As of March 31, 2013		As of December 31, 2012
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans	$3,118	$3,087	$2,752	$2,726

	For the Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans	$3,117	$39	$718	$8
Credit Enhancements. Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF program. These credit enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit enhancement. The credit enhancement amounts needed to protect us against credit losses are determined through the use of a model. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.

Conventional mortgage loans are required to be credit enhanced so that the risk of loss is limited to the losses equivalent to an investor in a double-A rated MBS at the time of purchase. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a model from an NRSRO to determine the credit enhancement amount. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of each participating financial institution, which is calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a double-A rated MBS and our initial first-loss account exposure.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at March 31, 2013, and December 31, 2012, the amount of first-loss account remaining for losses attributable to us was $12.9 million and $16.7 million, respectively.

Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $790,000 and $749,000 during the three months ended March 31, 2013 and 2012, respectively.

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

	March 31, 2013	December 31, 2012
Total estimated losses	$9,392	$10,053
Less: estimated losses in excess of the first-loss account, to be absorbed by participating financial institutions	(5,698)	(5,010)
Less: estimated performance-based credit-enhancement fees available for recapture	(333)	(629)
Net allowance for credit losses	$3,361	$4,414

Troubled Debt Restructurings. We consider a troubled debt restructuring of a financing receivable to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. We classify troubled debt restructurings at the end of the three-month trial period for troubled debt restructurings involved in our modification program for conventional mortgage loans. We place conventional mortgage loans that are deemed to be troubled debt restructurings as a result of our modification program on nonaccrual when payments are 60 days or more past due.

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

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. During the three months ended March 31, 2013, we had two troubled debt restructurings. The recorded investment in the troubled debt restructurings post-modification was $356,000 as of the modification date. During the three months ended March 31, 2012, we had three troubled debt restructurings. The recorded investment in the troubled debt restructuring post-modification was $534,000 as of the modification date.

As of March 31, 2013, we had mortgage loans with a recorded investment of $3.2 million that are considered troubled debt restructurings of which $2.6 million were performing and $609,000 were non-performing. As of December 31, 2012, we had mortgage loans with a recorded investment of $2.8 million that are considered troubled debt restructurings, of which $1.9 million were performing and $912,000 were non-performing.

For the three months ended March 31, 2013, none of our investments in conventional mortgage loans modified as troubled debt restructurings within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a troubled debt restructuring if their contractual principal or interest is 60 days or more past due.

As of March 31, 2013, we had one troubled debt restructuring with a recorded investment of $88,000 that resulted from a borrower that filed for Chapter 7 bankruptcy in which the bankruptcy court discharged the borrower's obligation to us and the borrower did not reaffirm the debt. We did not record an additional impairment charge or increase our allowance for credit losses since there are sufficient credit-enhancement fees remaining for the master commitment associated with this loan.

REO. At March 31, 2013, and December 31, 2012, we had $6.9 million and $8.7 million, respectively, in assets classified as REO. During the three months ended March 31, 2013 and 2012, we sold REO assets with a recorded carrying value of $3.8 million, and $2.0 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $127,000 and $26,000 during the three months ended March 31, 2013 and 2012, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

These investments are all short-term (less than three months to maturity). We invest in federal funds sold with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of March 31, 2013, and December 31, 2012, have since been repaid according to their contractual terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or we will decrease the dollar value of the resale agreement accordingly. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at March 31, 2013, and December 31, 2012.

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

For additional information on our derivatives and hedging activities, see Item 8 — Financial Statements and Supplementary Data — Note 11 — Derivatives and Note 1 — Summary of Significant Accounting Policies in the 2012 Annual Report.

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

The following table presents the fair value of derivative instruments as of March 31, 2013 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$13,900,150	$72,879	$(801,273)
Forward-start interest-rate swaps	1,250,000	—	(64,465)
Total derivatives designated as hedging instruments	15,150,150	72,879	(865,738)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,369,500	672	(31,574)
Interest-rate caps or floors	300,000	89	—
Mortgage-delivery commitments (1)	31,017	95	(7)
Total derivatives not designated as hedging instruments	1,700,517	856	(31,581)
Total notional amount of derivatives	$16,850,667
Total derivatives before netting adjustments		73,735	(897,319)
Netting adjustments (2)		(73,498)	73,498
Derivative assets and derivative liabilities		$237	$(823,821)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

The following table presents the fair value of derivative instruments as of December 31, 2012 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$14,595,750	$87,463	$(896,248)
Forward-start interest-rate swaps	1,250,000	—	(64,897)
Total derivatives designated as hedging instruments	15,845,750	87,463	(961,145)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,364,500	849	(34,217)
Interest-rate caps or floors	300,000	50	—
Mortgage-delivery commitments (1)	30,938	35	(16)
Total derivatives not designated as hedging instruments	1,695,438	934	(34,233)
Total notional amount of derivatives	$17,541,188
Total derivatives before netting and collateral adjustments		88,397	(995,378)
Netting adjustments (2)		(88,286)	88,286
Derivative assets and derivative liabilities		$111	$(907,092)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands).

	For the Three Months Ended March 31,
	2013	2012
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$455	$1,060
Cash flow hedge ineffectiveness	4	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	875	691
Interest-rate caps or floors	39	(22)
Mortgage-delivery commitments	(285)	10
Total net gains related to derivatives not designated as hedging instruments	629	679
Net gains on derivatives and hedging activities	$1,088	$1,739

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$57,489	$(57,274)	$215	$(39,760)
Investments	28,258	(28,093)	165	(10,140)
Deposits	(394)	394	—	394
COs – bonds	(23,252)	23,327	75	21,094
Total	$62,101	$(61,646)	$455	$(28,412)

	For the Three Months Ended March 31, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$40,239	$(39,878)	$361	$(54,265)
Investments	49,737	(49,055)	682	(10,143)
Deposits	(299)	299	—	381
COs – bonds	(77,892)	77,909	17	24,953
Total	$11,785	$(10,725)	$1,060	$(39,074)
______________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The loss recognized in other comprehensive income for forward-start interest-rate swaps associated with CO bond hedged items in cash-flow hedging relationships was $428,000 and $3.0 million for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013 and 2012, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2013, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

Managing Credit Risk on Derivatives. We are subject to credit risk on our hedging activities due to the risk of nonperformance by counterparties to the derivative agreements. The amount of potential counterparty risk depends on the extent to which master-netting arrangements are included in such contracts to mitigate the risk. We try to limit counterparty credit risk through our ongoing monitoring of counterparty creditworthiness and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements in connection with our derivatives transactions. These collateral agreements include collateral delivery thresholds. All counterparties must execute master-netting agreements prior to entering into any interest-rate-exchange agreement with us. These master-netting agreements contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts varies according to the counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

Certain of our master-netting agreements contain provisions that require us to post additional collateral with our counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all derivative instruments with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2013, was $823.8 million for which we had delivered collateral with a post-haircut value of $681.4 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain swap counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2013 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of March 31, 2013

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$39,491
AA-	A+, A or A-	78,113
A-	below A-	19,034
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $6.2 million could be called by counterparties as of March 31, 2013, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

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

Offsetting of Derivative Assets and Derivative Liabilities. We may enter into enforceable master netting arrangements for derivative instruments that contain provisions allowing the legal right of offset. Under these agreements, we have the right to offset at the individual master agreement level, the gross derivative assets and gross derivative liabilities, and the related received or pledged cash collateral and associated accrued interest. We have elected to offset in our financial statements and disclosures.

The following presents separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of March 31, 2013, and December 31, 2012 (dollars in thousands).

	March 31, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset
Gross recognized amount	$73,640	$(897,312)	$88,362	$(995,362)
Gross amounts of netting adjustments and cash collateral	(73,498)	73,498	(88,286)	88,286
Net amounts after offsetting adjustments	142	(823,814)	76	(907,076)
Derivative instruments without legal right of offset (1)	95	(7)	35	(16)
Total derivative assets and total derivative liabilities	237	(823,821)	111	(907,092)
Non-cash collateral received or pledged not offset
Can be sold or repledged	—	93,047	—	113,561
Cannot be sold or repledged	—	586,882	—	651,692
Net unsecured amount	$237	$(143,892)	$111	$(141,839)
_______________________
(1) Consists of mortgage delivery commitments.

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

Deposits at March 31, 2013, and December 31, 2012, include hedging adjustments of $2.3 million and $2.7 million, respectively.

The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	March 31, 2013	December 31, 2012
Interest bearing
Demand and overnight	$612,275	$530,887
Term	21,386	21,638
Other	3,277	4,915
Non-interest bearing
Other	25,687	37,528
Total deposits	$662,625	$594,968

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of March 31, 2013, and December 31, 2012.

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

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at March 31, 2013, and December 31, 2012, by year of contractual maturity (dollars in thousands):

	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$8,224,275	1.50%	$8,344,355	1.67%
Due after one year through two years	5,435,155	1.78	5,447,000	1.36
Due after two years through three years	3,128,440	2.14	3,482,025	2.44
Due after three years through four years	1,882,875	1.89	1,975,360	2.34
Due after four years through five years	2,923,240	2.33	3,122,805	2.22
Thereafter	3,849,700	2.49	3,433,690	2.55
Total par value	25,443,685	1.91%	25,805,235	1.94%
Premiums	256,694		270,614
Discounts	(21,412)		(22,842)
Hedging adjustments	43,514		66,841
	$25,722,481		$26,119,848
_______________________
(1)          The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at March 31, 2013, and December 31, 2012, included (dollars in thousands):

	March 31, 2013	December 31, 2012
Par value of CO bonds
Noncallable and non-putable	$23,080,685	$23,732,235
Callable	2,363,000	2,073,000
Total par value	$25,443,685	$25,805,235

The following is a summary of the CO bonds for which we are primarily liable at March 31, 2013, and December 31, 2012, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2013	December 31, 2012
Due in one year or less	$10,422,275	$10,222,355
Due after one year through two years	5,505,155	5,547,000
Due after two years through three years	3,183,440	3,537,025
Due after three years through four years	1,882,875	1,975,360
Due after four years through five years	2,688,240	2,917,805
Thereafter	1,761,700	1,605,690
Total par value	$25,443,685	$25,805,235

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at March 31, 2013, and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Par value of CO bonds
Fixed-rate	$20,833,685	$21,385,235
Simple variable-rate	3,570,000	3,570,000
Step-up	1,040,000	850,000
Total par value	$25,443,685	$25,805,235

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2013	$5,980,709	$5,981,500	0.11%
December 31, 2012	$8,639,048	$8,640,000	0.09%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

We charge the amount set aside for the AHP to income and recognize it as a liability. We then reduce the AHP liability as the funds are disbursed. We had outstanding principal in AHP advances of $99.4 million and $99.9 million at March 31, 2013, and December 31, 2012, respectively.

The following table presents a roll-forward of the AHP liability for the three months ended March 31, 2013, and year ended December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Balance at beginning of year	$50,545	$34,241
AHP expense for the period	5,949	23,122
AHP direct grant disbursements	(1,821)	(5,415)
AHP subsidy for AHP advance disbursements	(90)	(1,477)
Return of previously disbursed grants and subsidies	—	74
Balance at end of period	$54,583	$50,545

Note 14 — Capital

We are subject to capital requirements under our capital plan, the FHLBank Act and FHFA regulations:

1.
Risk-based capital. We are required to maintain at all times permanent capital, defined as Class B stock, including Class B stock classified as mandatorily redeemable capital stock, and retained earnings, in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with FHFA rules and regulations, referred to herein as the risk-based capital requirement. Only permanent capital satisfies the risk-based capital requirement.

2.
Total regulatory capital. We are required to maintain at all times a total capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.

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

The following tables demonstrate our compliance with our regulatory capital requirements at March 31, 2013, and December 31, 2012 (dollars in thousands):

Risk-Based Capital Requirements	March 31, 2013	December 31, 2012

Permanent capital
Class B capital stock	$3,202,211	$3,455,165
Mandatorily redeemable capital stock	190,889	215,863
Retained earnings	637,689	587,554
Total permanent capital	$4,030,789	$4,258,582
Risk-based capital requirement
Credit-risk capital	$453,012	$473,233
Market-risk capital	89,784	80,026
Operations-risk capital	162,839	165,978
Total risk-based capital requirement	$705,635	$719,237
Permanent capital in excess of risk-based capital requirement	$3,325,154	$3,539,345

	March 31, 2013		December 31, 2012
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$705,635	$4,030,789	$719,237	$4,258,582
Total regulatory capital	$1,477,397	$4,030,789	$1,608,361	$4,258,582
Total capital-to-asset ratio	4.0%	10.9%	4.0%	10.6%

Leverage Ratio
Leverage capital	$1,846,746	$6,046,184	$2,010,451	$6,387,873
Leverage capital-to-assets ratio	5.0%	16.4%	5.0%	15.9%

Restricted Retained Earnings. Pursuant to a joint capital agreement among the FHLBanks, as amended (the Joint Capital Agreement), and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At March 31, 2013, our contribution requirement totaled $333.4 million. As of March 31, 2013, and December 31, 2012, restricted retained earnings totaled $75.0 million and $64.4 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(48,560)	$(450,996)	$(32,308)	$(2,547)	$(534,411)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	849	—	(3,002)	—	(2,153)
Noncredit other-than-temporary impairment losses	—	(4,365)	—	—	(4,365)
Accretion of noncredit loss	—	20,070	—	—	20,070
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	947	—	—	947
Amortization - hedging activities (2)	—	—	4	—	4
Amortization - pension and postretirement benefits (3)	—	—	—	76	76
Other comprehensive income (loss)	849	16,652	(2,998)	76	14,579
Balance, March 31, 2012	$(47,711)	$(434,344)	$(35,306)	$(2,471)	$(519,832)

Balance, December 31, 2012	$(22,643)	$(385,175)	$(65,027)	$(3,775)	$(476,620)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	(6,946)	—	428	—	(6,518)
Accretion of noncredit loss	—	15,009	—	—	15,009
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	414	—	—	414
Amortization - hedging activities (2)	—	—	4	—	4
Amortization - pension and postretirement benefits (3)	—	—	—	141	141
Other comprehensive income (loss)	(6,946)	15,423	432	141	9,050
Balance, March 31, 2013	$(29,589)	$(369,752)	$(64,595)	$(3,634)	$(467,570)
_______________________
(1) Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.
(2) Recorded in net gains on derivatives and hedging activities in the statement of operations.
(3) Recorded in other operating expenses in the statement of operations.

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

	For the Three Months Ended March 31,
	2013	2012
Net pension cost	$253	$1,081

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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $4.2 million and $3.6 million at March 31, 2013, and December 31, 2012, respectively. We maintain a rabbi trust intended to satisfy future benefit obligations.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$229	$240
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	89	63

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of March 31, 2013, and December 31, 2012 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Change in benefit obligation (1)
Benefit obligation at beginning of year	$7,969	$5,901	$721	$634
Service cost	116	418	9	32
Interest cost	76	293	7	28
Actuarial loss	—	1,657	—	45
Benefits paid	—	(300)	—	(18)
Benefit obligation at end of period	8,161	7,969	737	721
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	—	300	—	18
Benefits paid	—	(300)	—	(18)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(8,161)	$(7,969)	$(737)	$(721)
______________________
(1)      This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2013	2012	2013	2012
Net Periodic Benefit Cost
Service cost	$116	$82	$9	$8
Interest cost	76	63	7	7
Amortization of net actuarial loss	138	73	3	3
Net periodic benefit cost	$330	$218	$19	$18

Note 17 — Fair Values

A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair value hierarchy, valuation techniques, and significant inputs is disclosed in Item 1 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2012 Annual Report. There have been no changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three month period ended March 31, 2013.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at March 31, 2013, and December 31, 2012, were as follows (dollars in thousands). These values do not represent an estimate of the Bank's overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	March 31, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$369,189	$369,189	$369,189	$—	$—	$—
Interest-bearing deposits	275	275	275	—	—	—
Securities purchased under agreements to resell	1,750,000	1,749,983	—	1,749,983	—	—
Federal funds sold	850,000	849,996	—	849,996	—	—
Trading securities(1)	265,722	265,722	—	265,722	—	—
Available-for-sale securities(1)	5,078,916	5,078,916	—	5,078,916	—	—
Held-to-maturity securities(2)	5,083,825	5,456,257	—	3,768,127	1,688,130	—
Advances	19,900,367	20,222,492	—	20,222,492	—	—
Mortgage loans, net	3,504,394	3,662,494	—	3,662,494	—	—
Accrued interest receivable	88,202	88,202	—	88,202	—	—
Derivative assets(1)	237	237	—	73,735	—	(73,498)
Other assets (1)	9,440	9,440	5,682	3,758	—	—
Liabilities:
Deposits	(662,625)	(662,557)	—	(662,557)	—	—
COs:
Bonds	(25,722,481)	(26,332,783)	—	(26,332,783)	—	—
Discount notes	(5,980,709)	(5,980,946)	—	(5,980,946)	—	—
Mandatorily redeemable capital stock	(190,889)	(190,889)	(190,889)	—	—	—
Accrued interest payable	(109,334)	(109,334)	—	(109,334)	—	—
Derivative liabilities(1)	(823,821)	(823,821)	—	(897,319)	—	73,498
Other:
Commitments to extend credit for advances	—	(423)	—	(423)	—	—
Standby bond-purchase agreements	—	44	—	44	—	—
Standby letters of credit	(867)	(867)	—	(867)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

(2)
Private-label residential MBS and HFA securities are categorized as Level 3. Private-label residential MBS that have incurred other-than-temporary impairment losses are measured at fair value on a nonrecurring basis. See the recurring and nonrecurring tables below for more details.

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$240,945	$240,945	$240,945	$—	$—	$—
Interest-bearing deposits	192	192	192	—	—	—
Securities purchased under agreements to resell	4,015,000	4,014,989	—	4,014,989	—	—
Federal funds sold	600,000	599,994	—	599,994	—	—
Trading securities(1)	274,293	274,293	—	274,293	—	—
Available-for-sale securities(1)	5,268,237	5,268,237	—	5,268,237	—	—
Held-to-maturity securities(2)	5,396,335	5,699,230	—	4,060,941	1,638,289	—
Advances	20,789,704	21,168,928	—	21,168,928	—	—
Mortgage loans, net	3,478,896	3,667,342	—	3,667,342	—	—
Accrued interest receivable	100,404	100,404	—	100,404	—	—
Derivative assets(1)	111	111	—	88,397	—	(88,286)
Other assets(1)	8,402	8,402	4,154	4,248	—	—
Liabilities:
Deposits	(594,968)	(594,856)	—	(594,856)	—	—
COs:
Bonds	(26,119,848)	(26,813,277)	—	(26,813,277)	—	—
Discount notes	(8,639,048)	(8,639,373)	—	(8,639,373)	—	—
Mandatorily redeemable capital stock	(215,863)	(215,863)	(215,863)	—	—	—
Accrued interest payable	(96,356)	(96,356)	—	(96,356)	—	—
Derivative liabilities(1)	(907,092)	(907,092)	—	(995,378)	—	88,286
Other:
Commitments to extend credit for advances	—	(229)	—	(229)	—	—
Standby bond-purchase agreements	—	358	—	358	—	—
Standby letters of credit	(523)	(523)	—	(523)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

(2)
Private-label residential MBS and HFA securities are categorized as Level 3. Private-label residential MBS that have incurred other-than-temporary impairment losses are measured at fair value on a nonrecurring basis. See the recurring and nonrecurring tables below for more details.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at March 31, 2013, and December 31, 2012, by fair-value hierarchy level (dollars in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$16,259	$—	$—	$16,259
GSEs – residential MBS	—	4,569	—	—	4,569
GSEs – commercial MBS	—	244,894	—	—	244,894
Total trading securities	—	265,722	—	—	265,722
Available-for-sale securities:
Supranational institutions	—	464,958	—	—	464,958
U.S. government-owned corporations	—	284,209	—	—	284,209
GSEs	—	1,869,872	—	—	1,869,872
U.S. government guaranteed – residential MBS	—	347,850	—	—	347,850
GSEs – residential MBS	—	2,112,027	—	—	2,112,027
Total available-for-sale securities	—	5,078,916	—	—	5,078,916
Derivative assets:
Interest-rate-exchange agreements	—	73,640	—	(73,498)	142
Mortgage delivery commitments	—	95	—	—	95
Total derivative assets	—	73,735	—	(73,498)	237
Other assets	5,682	3,758	—	—	9,440
Total assets at fair value	$5,682	$5,422,131	$—	$(73,498)	$5,354,315
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(897,312)	$—	$73,498	$(823,814)
Mortgage delivery commitments	—	(7)	—	—	(7)
Total liabilities at fair value	$—	$(897,319)	$—	$73,498	$(823,821)
_______________________
(1)        These amounts represent the effect of master netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. We did not have cash collateral associated with derivatives, including accrued interest, as of March 31, 2013.

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

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at March 31, 2013, and December 31, 2012 (dollars in thousands).

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1	$1
REO	—	—	289	289

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$290	$290

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$25	$25
REO	—	—	195	195

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$220	$220

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2013, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2013, and December 31, 2012. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $634.6 billion and $653.5 billion at March 31, 2013, and December 31, 2012, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of March 31, 2013, and December 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$2,608,160	$284,716	$2,892,876	$870,905	$343,744	$1,214,649
Commitments for standby bond purchases	93,125	—	93,125	158,960	—	158,960
Commitments for unused lines of credit - advances (2)	1,287,786	—	1,287,786	1,290,776	—	1,290,776
Commitments to make additional advances	45,569	59,577	105,146	22,985	72,036	95,021
Commitments to invest in mortgage loans	31,017	—	31,017	30,938	—	30,938
Unsettled CO bonds, at par (3)	143,250	—	143,250	124,100	—	124,100
Unsettled CO discount notes, at par	230,000	—	230,000	1,405,000	—	1,405,000
__________________________

(1)
This row excludes commitments to issue standby letters of credit that expire within one year totaling $2.3 million and commitments that expire after one year totaling $8.6 million as of March 31, 2013. Also excluded are commitments to issue standby letters of credit that expire within one year totaling $12.6 million at December 31, 2012.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)
We had $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at March 31, 2013. We had $100.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2012.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from final expiries in one month to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $867,000 and $523,000 at March 31, 2013, and December 31, 2012, respectively.

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
Standby Bond-Purchase Agreements. We enter into standby bond-purchase agreements with state housing authorities whereby we, for a fee, agree to purchase and hold the housing authority’s bonds until the designated remarketing agent can find an investor or the housing authority repurchases the bonds according to a schedule established by the standby bond-purchase agreement. Each standby bond-purchase agreement specifies the terms that would require us to purchase the bonds. The standby bond-purchase commitments we entered into expire between one and three years following the start of the commitment, and all had expired in April 2013. At both March 31, 2013, and December 31, 2012, we had standby bond-purchase agreements with one state housing authority. During the three months ended March 31, 2013 and 2012, we were not required to purchase any bonds under these agreements.
Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We execute new derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s. All derivatives are subject to master-netting agreements which include bilateral-collateral agreements. New derivatives transactions with counterparties rated lower than single-A (or equivalent) are permitted only if they reduce exposure to that counterparty. As of March 31, 2013, and December 31, 2012, we had pledged as collateral securities that cannot be sold or repledged by the counterparty with a carrying value, including accrued interest, of $590.7 million and $650.9 million, respectively. As of March 31, 2013, and December 31, 2012, we had also pledged as collateral securities that can be sold or repledged with a carrying value, including accrued interest, of $89.9 million and $109.1 million, respectively.

Legal Proceedings. We are subject to various legal proceedings arising in the normal course of business from time to time. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition, results of operations, or cash flows.

Note 19 — Transactions with Related Parties

We define related parties as those members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding. The following table presents member holdings of 10 percent or more of total capital stock outstanding at March 31, 2013, and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$859,449	25.3%	$978,084	26.6%
RBS Citizens N.A.	430,077	12.7	484,517	13.2
_________________________

(1)	Capital stock outstanding at March 31, 2013, and December 31, 2012, includes $1.6 million and $1.9 million, respectively, held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents outstanding advances to related parties and total accrued interest receivable from those advances as of March 31, 2013, and December 31, 2012 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2013
Bank of America Rhode Island, N.A.	$105,528	0.5%	$468	1.3%
RBS Citizens N.A.	19,660	0.1	72	0.2
As of December 31, 2012
RBS Citizens N.A.	$519,808	2.6%	$109	0.3%
Bank of America Rhode Island, N.A.	101,795	0.5	437	1.2

The following table presents an analysis of advances activity with related parties for the three months ended March 31, 2013 (dollars in thousands):

		For the Three Months Ended March 31, 2013
	Balance at December 31, 2012	Disbursements to Members	Payments from Members	Balance at March 31, 2013
RBS Citizens N.A.	$519,808	$500,000	$(1,000,148)	$19,660
Bank of America Rhode Island, N.A.	101,795	4,600	(867)	105,528

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances from the above members during the three months ended March 31, 2013 and 2012 as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Bank of America Rhode Island, N.A.	$1,349	$1,351
RBS Citizens N.A.	558	2,628

The following table presents an analysis of outstanding derivatives with affiliates of related parties at March 31, 2013, and December 31, 2012 (dollars in thousands):

			March 31, 2013		December 31, 2012
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,325,650	7.9%	$1,484,150	8.5%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	10,000	0.1	20,000	0.1
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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. We recorded $380,000 and $298,000 for the three months ended March 31, 2013 and 2012, in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense.

Note 21 — Subsequent Events

On April 18, 2013, the board of directors declared a cash dividend at an annualized rate of 0.40 percent based on capital stock balances outstanding during the first quarter of 2013. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $3.6 million and was paid on May 2, 2013.

Bank of America, Rhode Island (BANA RI), our largest member by capital stock outstanding at March 31, 2013, merged into its parent Bank of America, N.A. (BANA) in April 2013. BANA is ineligible for membership. Capital stock associated with BANA RI was reclassified to mandatorily redeemable capital stock at that time and all future dividends paid on shares held by BANA, as successor to BANA RI, will be reported as interest expense in our statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2012 Annual Report and Part II —Item 1A — Risk Factors of this quarterly report, and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. We do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2012 Annual Report.

EXECUTIVE SUMMARY

We continued to strengthen our financial condition during the three months ended March 31, 2013, recognizing net income of $53.3 million compared with $46.8 million for the same period in 2012. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $421,000 for the three months ended March 31, 2013, a reduction of $2.5 million from the comparable period of 2012.

Additionally:

•	retained earnings increased from $587.6 million at December 31, 2012, to $637.7 million at March 31, 2013;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $385.2 million at December 31, 2012, to an accumulated other comprehensive loss of $369.8 million at March 31, 2013;

•	we continue to be in compliance with all regulatory capital requirements, as of March 31, 2013;

•	on April 18, 2013, our board of directors declared a cash dividend that was equivalent to an annual yield of 0.40 percent; and

•
on March 11, 2013, we completed our second (since instituting the otherwise continuing moratorium on excess stock repurchase in December 2008), limited repurchase of excess stock in the amount of $300.0 million.

In declaring the cash dividend, our board of directors reiterated that it anticipates that it will continue to declare modest cash dividends through 2013 consistent with this dividend declaration, although a quarterly loss or a significant adverse event or trend would cause a dividend to be suspended.

We remain focused on building retained earnings while endeavoring to contain risk so that we can provide a stable return on our capital stock and repurchase excess stock when prudent.

We continue to face certain challenges, the foremost of which arises from the continuing, prolonged low interest-rate environment combined with the decline of our advances balances. We continue to believe that these factors are likely to negatively impact future earnings, absent unpredictable events such as prepayment fee income.

•	Low Interest-Rate Environment. Since 2008, the Federal Reserve has targeted and maintained a historically low interest-

rate environment for short- and long-term financial instruments, which we expect to continue in 2013 based on the Federal Reserve's policy statements and other political and economic considerations, as discussed under — Housing Market and Economic Conditions. A prolonged low interest-rate environment continues to adversely impact us in various ways such as members significantly increasing their reliance on short-term advances that typically have lower market yields for us than longer-term advances; lower market yields on investments (as we continue to experience), including money-market investments in which our capital is deployed; and faster prepayments on our mortgage-related assets, with resultant reinvestment risk. Quantitative easing by the Federal Reserve has been directed at purchasing agency MBS and long-term U.S. Treasury securities, reducing yields on these securities to levels that are generally not attractive for us as an investor, and as a result, balances in our long-term investment portfolios are not likely to grow significantly in the near term. Accordingly, our net income and, in turn, our financial condition and results of operations, are likely to be adversely impacted by a prolonged low interest-rate environment.

•
Decline of Advances Balances. The outstanding par balance of advances decreased from $20.3 billion at December 31, 2012, to $19.4 billion at March 31, 2013. Demand for advances continues to be muted, as our members continue to experience high levels of deposits. Generally, deposits serve as liquidity alternatives to advances. Additionally, our membership has experienced only modest growth in demand for their loans. We do not expect advances balances to rise so long as deposit levels at members remain high in the absence of any other changes that would generally cause demand for advances to grow, such as stronger demand for loans. The decline in our advances balances since December 31, 2008, is likely to negatively impact future earnings, particularly given the low interest-rate environment discussed above, because reinvestment opportunities are not as profitable in such an environment.

The trend in advances balances is illustrated by the following graph:

•
Investments in Private-Label MBS. The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.7 billion at March 31, 2013, compared with $6.4 billion at September 30, 2007; however, additional losses from that portfolio are possible. We have determined that eight of our private-label MBS, representing an aggregated par value of $60.9 million, incurred additional other-than-temporary impairment credit losses of $421,000 for the three months ended March 31, 2013. We continue to update our modeling assumptions to reflect current developments impacting the loan performance of the mortgage loans that back our investments in private-label MBS, particularly Alt-A mortgage loans originated from 2005 to 2007 that comprise a significant portion of the loans backing these securities. Generally, performance trends on this collateral have improved during the three months ended March 31, 2013, as economic conditions have improved nationally, leading to lower default and loss rates and higher market prices for securities tied to this type of collateral since December 31, 2012. However, not all areas of the country have participated equally in the housing recovery, with some areas still influenced by such factors as continuing elevated unemployment rates, high levels of foreclosures and troubled real estate loans, and limited refinancing opportunities for many borrowers, especially those whose houses are worth less than the balance of their mortgages.

We also update our modeling assumptions based on noneconomic factors that impact or could impact the performance of these investments, including certain federal programs (and proposed programs) intended to assist and/or protect borrowers, and related developments that could result in further losses. We continue to monitor these and related developments, including litigation involving private-label MBS, which could result in loss severities beyond current expectations due to disruptions of cash flows from impacted securities and further depression in real estate prices.

For the three months ended March 31, 2013, we recognized $2.9 million in net income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies — Investment Securities - Other-than-Temporary Impairment — Interest Income Recognition in the 2012 Annual Report.

Other significant trends and developments include the following:

•
Legislative and Regulatory Developments. We continue to operate in an uncertain legislative and regulatory environment undergoing profound change. These changes are likely to have multiple important impacts on us, as discussed under — Legislative and Regulatory Developments. Additionally, the FHFA has communicated its interest in maintaining the FHLBanks' focus on mission-related activities. For example, the FHFA has noted the importance of making advances versus other FHLBank activities, such as investing. It is possible that the FHFA could require FHLBanks to maintain a lower ratio of total investments to total assets or the FHFA could require an FHLBank to maintain a higher ratio of mission-related assets to total assets. If such changes were required, we may have to divest non-mission-related assets or reduce non-mission-related activities, which we expect would adversely impact our desired level of investments used for liquidity and our results of operations.

•
Strong Net Interest Margin. Despite the historically low interest-rate environment, we continue to achieve a favorable net interest margin. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the three months ended March 31, 2013, was 0.80 percent, a 24 basis point increase from net interest margin for the three months ended March 31, 2012. Prepayment-fee income was an important contributor to net interest margin for the three months ended March 31, 2013, as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. These prepayment fees represent a substantial contribution to our net income that should not be counted on to recur every year. Further, the increase in net interest margin was achieved despite the continuing low interest-rate environment due in part to continued low average funding costs. Demand for COs remained strong and funding costs remained low throughout 2012, a trend we expect to continue. Other factors behind the improvement in net interest margin include an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected, and lower than expected prepayment activity on fixed-rate mortgage-related assets.

Notwithstanding our success in achieving strong net interest margin and strong net interest spread for the quarter we expect these measurements to decline based on the sustained low-interest-rate environment noted above combined with increasingly limited opportunities to redeem and refinance our debt, coupled with the continued amortization of our seasoned investments in mortgage loans (including fixed-rate agency MBS).

HOUSING AND ECONOMIC CONDITIONS

Our results and future prospects have been influenced by both New England and national housing and economic conditions.
Generally, the U.S. economy is expanding at a modest pace. Consistently strong national home price data over the past several months suggest that a national housing recovery is underway with various housing price indices posting significant increases in recent periods. However, New England, is nearing its sixth straight year of home price declines, according to the FHFA housing price index. Massachusetts and Vermont were the only New England states to experience year-over-year home price increases in the final quarter of 2012, albeit at a slower pace than the national growth rate.

Jobs data continues to improve in 2013, albeit slowly. New England has experienced six consecutive months of employment gains through January 2013 and the district's unemployment rate continued to improve through February.

As discussed under — Executive Summary — Low Interest-Rate Environment, we continue to operate in a historically low interest-rate environment, which we expect to continue to adversely impact our results of operations. We base our expectation principally on the Federal Reserve's Federal Open Market Committee's reiteration of its commitment to low interest rates and stimulatory economic policies, including its statement that it anticipates that exceptionally low levels for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5 percent and expectations of inflation remain consistent with a longer-run target of 2 percent.

The following chart demonstrates the persistent low-interest-rate environment.

Key Market Interest Rates

Federal Funds Target
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
4.5
4
3.5
3
2.5
2
1.5
1
0.5
0
Q1 '10
Q2 '10
Q3 '10
Q4 '10
Q1 '11
Q2 '11
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12
Q1'13

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2012, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA STATEMENT OF CONDITION
(dollars in thousands)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Statement of Condition Data at Quarter End
Total assets	$36,934,925	$40,209,017	$45,742,535	$49,763,227	$46,911,899
Investments(1)	13,028,738	15,554,057	17,948,073	19,363,944	18,589,831
Advances	19,900,367	20,789,704	23,915,687	26,456,739	24,891,964
Mortgage loans held for portfolio, net(2)	3,504,394	3,478,896	3,431,534	3,311,457	3,166,457
Deposits and other borrowings	662,625	594,968	685,328	668,836	760,374
Consolidated obligations:
Bonds	25,722,481	26,119,848	28,238,899	27,622,744	28,533,735
Discount notes	5,980,709	8,639,048	11,993,572	16,610,160	12,834,056
Total consolidated obligations	31,703,190	34,758,896	40,232,471	44,232,904	41,367,791
Mandatorily redeemable capital stock	190,889	215,863	215,863	215,863	214,859
Class B capital stock outstanding-putable(3)	3,202,211	3,455,165	3,433,016	3,420,870	3,402,556
Unrestricted retained earnings	562,671	523,203	484,574	448,330	408,154
Restricted retained earnings	75,018	64,351	53,660	43,496	32,299
Total retained earnings	637,689	587,554	538,234	491,826	440,453
Accumulated other comprehensive loss	(467,570)	(476,620)	(504,674)	(528,442)	(519,832)
Total capital	3,372,330	3,566,099	3,466,576	3,384,254	3,323,177
Other Information
Total regulatory capital ratio(4)	10.9%	10.6%	9.2%	8.3%	8.7%
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $3.4 million, $4.4 million, $5.5 million, $6.1 million, and $6.6 million as of March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Financial Statements and Notes — Notes to Financial Statements — Note 14 — Capital

SELECTED FINANCIAL DATA RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Net interest income	$76,348	$81,753	$72,801	$89,552	68,342
Reduction of provision for credit losses	(1,087)	(1,070)	(523)	(383)	(1,151)
Net impairment losses on held-to-maturity securities recognized in earnings	(421)	(1,629)	(1,092)	(1,492)	(2,960)
Other (loss) income	(2,276)	(4,951)	(698)	(10,531)	1,245
Other expense	15,455	16,827	15,039	15,671	15,746
AHP assessments	5,949	5,962	5,675	6,253	5,232
Net income	53,334	53,454	50,820	55,988	46,800

Other Information
Dividends declared	$3,199	$4,134	$4,413	$4,615	$4,444
Dividend payout ratio	6.00%	7.73%	8.68%	8.24%	9.49%
Weighted-average dividend rate(1)	0.37	0.48	0.52	0.52	0.49
Return on average equity(2)	6.10	6.07	5.92	6.70	5.44
Return on average assets	0.56	0.49	0.43	0.49	0.38
Net interest margin(3)	0.80	0.76	0.61	0.78	0.56
Average equity to average assets	9.10	8.12	7.19	7.25	7.06
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(2)
Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings (accumulated deficit).

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

For the three months ended March 31, 2013 and 2012, we recognized net income of $53.3 million and $46.8 million, respectively. This $6.5 million increase was primarily driven by an increase in net interest income of $8.0 million, and a $2.5 million reduction in credit-related other-than-temporary impairment charges on certain private-label MBS. Offsetting these increases to net income were a $2.6 million expense on the early retirement of debt in 2013, a $717,000 increase in AHP assessments, a reduction in net gains on derivatives and hedging activities of $651,000, and an increase in the net unrealized losses on trading securities of $214,000.

Net Interest Income

Net interest income for the three months ended March 31, 2013, increased $8.0 million from $68.3 million in the same period in 2012 to $76.3 million in 2013. This increase was primarily attributable to a $10.3 million increase in prepayment fee income. Additionally, $2.9 million of interest income in the first quarter of 2013 represented the accretion of discount from securities that were other-than-temporarily impaired in prior periods, but for which a significant improvement in projected cash flows has subsequently been recognized, an increase of $1.5 million from $1.4 million recorded the first quarter of 2012. These increases were offset by a decline in net interest income resulting from a decline of average earning assets, which decreased from $48.7 billion for the three months ended March 31, 2012, to $38.6 billion for the three months ended March 31, 2013. This decline in average earning assets was driven by a $6.3 billion drop in average investments balances and a decrease of $4.2 billion in average advances balances.

Net interest margin for the three months ended March 31, 2013, in comparison with the same period in 2012, increased to 80 basis points from 56 basis points, and net interest spread increased to 69 basis points from 47 basis points for the same period in 2012. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities. Contributing to the increase in net interest spread was the change in yield on interest-earning assets, which increased by 23 basis points to 1.69 percent, while the average cost of interest-bearing liabilities increased slightly by one basis point to 1.00 percent. The improvement in the yield on interest-earning assets in the first quarter of 2013 is attributable to the increases in prepayment fee income and accretion of discount from previously impaired investment securities discussed above, as well as a decline in the average balance of money-market investments, including securities purchased under agreements to resell and federal funds sold, which declined $5.1 billion in the first quarter of 2013 compared to the first quarter of 2012. As noted in the table below, money-market investments are the lowest yielding asset category. The remaining asset categories, including advances, investment securities and mortgage loans, have higher yields, and in the first quarter of 2013 these asset categories are contributing a relatively greater proportion of total interest income due to the reduction in the average balance of money-market investments.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$20,600,152	$71,026	1.40%	$24,814,096	$83,821	1.36%
Securities purchased under agreements to resell	2,441,000	888	0.15	6,743,407	2,189	0.13
Federal funds sold	1,208,333	436	0.15	1,971,956	511	0.10
Investment securities(1)	10,845,524	55,828	2.09	12,057,987	55,775	1.86
Mortgage loans	3,494,525	32,397	3.76	3,113,065	34,765	4.49
Other earning assets	258	2	3.14	258	—	0.47
Total interest-earning assets	38,589,792	160,577	1.69%	48,700,769	177,061	1.46%
Other non-interest-earning assets	446,128			499,506
Fair-value adjustments on investment securities	(100,807)			(157,520)
Total assets	$38,935,113	$160,577	1.67%	$49,042,755	$177,061	1.45%
Liabilities and capital
Consolidated obligations
Discount notes	$7,114,904	$1,787	0.10%	$13,666,440	$1,583	0.05%
Bonds	26,286,098	82,224	1.27	29,635,652	106,827	1.45
Deposits	629,284	11	0.01	799,123	18	0.01
Mandatorily redeemable capital stock	210,035	207	0.40	224,252	290	0.52
Other borrowings	960	—	0.23	2,406	1	0.17
Total interest-bearing liabilities	34,241,281	84,229	1.00%	44,327,873	108,719	0.99%
Other non-interest-bearing liabilities	1,148,818			1,253,780
Total capital	3,545,014			3,461,102
Total liabilities and capital	$38,935,113	$84,229	0.88%	$49,042,755	$108,719	0.89%
Net interest income		$76,348			$68,342
Net interest spread			0.69%			0.47%
Net interest margin			0.80%			0.56%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2013 and 2012. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2013 vs. 2012
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(14,497)	$1,702	$(12,795)
Securities purchased under agreements to resell	(1,538)	237	(1,301)
Federal funds sold	(236)	161	(75)
Investment securities	(5,907)	5,960	53
Mortgage loans	3,957	(6,325)	(2,368)
Other earning assets	—	2	2
Total interest income	(18,221)	1,737	(16,484)
Interest expense
Consolidated obligations
Discount notes	(1,017)	1,221	204
Bonds	(11,338)	(13,265)	(24,603)
Deposits	(3)	(4)	(7)
Mandatorily redeemable capital stock	(17)	(66)	(83)
Other borrowings	(1)	—	(1)
Total interest expense	(12,376)	(12,114)	(24,490)
Change in net interest income	$(5,845)	$13,851	$8,006

The average balance of total advances decreased $4.2 billion, or 17.0 percent, for the three months ended March 31, 2013, compared with the same period in 2012. The trend of muted demand for advances is discussed under — Executive Summary — Decline of Advances Balances. The following table summarizes average balances of advances outstanding during the three months ended March 31, 2013 and 2012, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Fixed-rate advances—par value
Long-term	$9,713,035	$10,393,781
Short-term	4,824,006	3,088,266
Putable	3,124,292	4,626,567
Amortizing	918,616	1,358,142
Overnight	465,666	208,530
All other fixed-rate advances	76,633	32,500
	19,122,248	19,707,786

Variable-rate indexed advances—par value
Simple variable	819,444	4,457,330
Putable	143,500	—
All other variable-rate indexed advances	18,653	21,115
	981,597	4,478,445
Total average par value	20,103,845	24,186,231
Net premiums and (discounts)	31,275	14,228
Market value of embedded derivatives	1,111	—
Hedging adjustments	463,921	613,637
Total average balance of advances	$20,600,152	$24,814,096

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 21.4 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $11.5 billion for the three months ended March 31, 2013, representing 55.7 percent of the total average balance of advances outstanding during the three months ended March 31, 2013. The average balance of all such advances totaled $14.9 billion for the three months ended March 31, 2012, representing 61.5 percent of the total average balance of advances outstanding during the three months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, net prepayment fees on advances were $11.9 million and $4.3 million, respectively. For the three months ended March 31, 2013 and 2012, prepayment fees on investments were $2.7 million and $87,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

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

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Three Months Ended March 31,
	2013		2012
	Interest Income	Average Yield(1)	Interest Income	Average Yield(1)

Advances	$59,111	1.16%	$79,519	1.29%
Investment securities	53,104	1.99	55,688	1.86
Total interest-earning assets	145,938	1.53	172,672	1.43

Net interest income	61,709		63,953
Net interest spread		0.53%		0.44%
Net interest margin		0.65%		0.53%
_________________________

(1)	Yields are annualized.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $5.1 billion, or 58.1 percent, for the three months ended March 31, 2013, compared with the same period in 2012. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the three months ended March 31, 2013, average balances of federal funds sold decreased $763.6 million and average balances of securities purchased under agreements to resell decreased $4.3 billion in comparison to the three months ended March 31, 2012.

Average investment-securities balances decreased $1.2 billion, or 10.1 percent for the three months ended March 31, 2013, compared with the same period in 2012, which occurred in the following investment categories:

•	$550.1 million decline in corporate bonds;

•	$455.6 million decline in agency and supranational banks; and

•	$195.4 million decline in MBS.

The average aggregate balance of our investments in mortgage loans for the three months ended March 31, 2013, was $381.5 million higher than the average aggregate balance of these investments for the three months ended March 31, 2012, representing an increase of 12.3 percent.

Average CO balances decreased $9.9 billion, or 22.9 percent, for the three months ended March 31, 2013, compared with the same period in 2012, resulting from our reduced funding needs principally due to the decline in our investments and advances balances. This overall decline consisted of a decrease of $6.6 billion in CO discount notes and a decrease of $3.3 billion in CO bonds.

The average balance of term CO discount notes decreased $6.4 billion and overnight CO discount notes decreased $128.0 million for the three months ended March 31, 2013, in comparison with the same period in 2012. The average balance of CO discount notes represented approximately 21.3 percent of total average COs during the three months ended March 31, 2013, as compared with 31.6 percent of total average COs during the three months ended March 31, 2012. The average balance of CO bonds represented 78.7 percent and 68.4 percent of total average COs outstanding during the three months ended March 31, 2013 and 2012, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate-risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities three months ended March 31, 2013 and 2012 (dollars in thousands).

	For the Three Months Ended March 31, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(2,804)	$—	$(138)	$—	$6,692	$3,750
Net interest settlements included in net interest income (2)	(39,760)	(10,140)	—	394	21,122	(28,384)
Total effect on net interest income	(42,564)	(10,140)	(138)	394	27,814	(24,634)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	215	165	—	—	75	455
Gains on cash-flow hedges	—	—	—	—	4	4
(Losses) gains on derivatives not receiving hedge accounting	(2)	838	—	—	78	914
Other	—	—	(285)	—	—	(285)
Net gains (losses) on derivatives and hedging activities	213	1,003	(285)	—	157	1,088

Subtotal	(42,351)	(9,137)	(423)	394	27,971	(23,546)

Net losses on trading securities	—	(2,312)	—	—	—	(2,312)
Total net effect of derivatives and hedging activities	$(42,351)	$(11,449)	$(423)	$394	$27,971	$(25,858)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended March 31, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,195)	$—	$(71)	$—	$3,942	$1,676
Net interest settlements included in net interest income (2)	(54,265)	(10,143)	—	381	24,953	(39,074)
Total net interest income	(56,460)	(10,143)	(71)	381	28,895	(37,398)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	361	682	—	—	17	1,060
(Losses) gains on derivatives not receiving hedge accounting	(41)	710	—	—	—	669
Other	—	—	10	—	—	10
Net gains on derivatives and hedging activities	320	1,392	10	—	17	1,739

Subtotal	(56,140)	(8,751)	(61)	381	28,912	(35,659)

Net losses on trading securities	—	(2,098)	—	—	—	(2,098)
Total net effect of derivatives and hedging activities	$(56,140)	$(10,849)	$(61)	$381	$28,912	$(37,757)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended March 31, 2013 and 2012, was 0.80 percent and 0.56 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 1.10 percent and 0.89 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used in asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.6 million and $1.9 million, respectively for the three months ended March 31, 2013 and 2012.

For more information about our use of derivatives to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months ended March 31, 2013 and 2012. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$455	$1,060
Net gains related to cash-flow hedge ineffectiveness	4	—
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(92)	33
Trading securities	2,642	2,540
Mortgage delivery commitments	(285)	10
Net interest-accruals related to derivatives not receiving hedge accounting	(1,636)	(1,904)
Net gains on derivatives and hedging activities	1,088	1,739
Net impairment losses on held-to-maturity securities recognized in income	(421)	(2,960)
Loss on early extinguishment of debt	(2,567)	—
Service-fee income	1,417	1,499
Net unrealized losses on trading securities	(2,312)	(2,098)
Other	98	105
Total other loss	$(2,697)	$(1,715)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

For the securities on which we recognized other-than-temporary impairment during the three months ended March 31, 2013, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at March 31, 2013, was approximately 7.4 percent and the expected average collateral loss was approximately 30.4 percent. We recorded an other-than-temporary impairment related to a credit loss of $421,000 during the first quarter of 2013.

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the three months ended March 31, 2013 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance. We have instituted litigation on certain of the private-label MBS in which we have invested, as discussed in Part II — Item 1 — Legal Proceedings. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents are inaccurate.

	At March 31, 2013
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$1,303	$1,293	$963	$1,042
Private-label residential MBS – Alt-A	59,612	42,212	33,114	39,904
Total other-than-temporarily impaired securities	$60,915	$43,505	$34,077	$40,946

The following tables display held-to-maturity securities for which other-than-temporary impairment was recognized in the three months ended March 31, 2013 and 2012 based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended March 31, 2013
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$—	$(8)	$(8)
Private-label residential MBS – Alt-A	(7)	(406)	(413)
Total other-than-temporarily impaired securities	$(7)	$(414)	$(421)

By period:
Securities newly impaired during the period specified	$—	$—	$—
Securities previously impaired prior to the period specified	(7)	(414)	(421)
Total other-than-temporarily impaired securities	$(7)	$(414)	$(421)

	For the Three Months Ended March 31, 2012
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Alt-A	$(6,378)	$3,421	$(2,957)
ABS backed by home equity loans – Subprime	—	(3)	(3)
Total other-than-temporarily impaired securities	$(6,378)	$3,418	$(2,960)

By period:
Securities newly impaired during the period specified	$(2,529)	$2,529	$—
Securities previously impaired prior to the period specified	(3,849)	889	(2,960)
Total other-than-temporarily impaired securities	$(6,378)	$3,418	$(2,960)

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities, Note 6 — Other-Than-Temporary Impairment, and Financial Condition — Investments — Investments Credit Risk below for additional detail and analysis of the portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. For the three months ended March 31, 2013 and 2012, we recorded net unrealized losses on trading securities of $2.3 million and $2.1 million, respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $2.6 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $1.8 million for both the three months ended March 31, 2013 and 2012, respectively, and are included in other loss.

For the three months ended March 31, 2013, compensation and benefits expense and other operating expenses amounted to $13.0 million, a decrease of $128,000 from the three months ended March 31, 2012, amount of $13.1 million.

Our share of the costs and expenses of operating the FHFA and the Office of Finance totaled $1.7 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

FINANCIAL CONDITION

Advances

At March 31, 2013, the advances portfolio totaled $19.9 billion, a decrease of $889.3 million compared with $20.8 billion at December 31, 2012.

The following table summarizes advances outstanding by product type at March 31, 2013 and December 31, 2012.

Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2013		December 31, 2012
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$9,663,234	49.7%	$9,956,879	49.1%
Short-term	4,781,249	24.6	4,507,172	22.2
Putable	3,051,025	15.7	3,157,525	15.6
Amortizing	916,938	4.7	929,118	4.6
Overnight	341,249	1.8	556,265	2.7
All other fixed-rate advances	84,500	0.4	72,500	0.4
	18,838,195	96.9	19,179,459	94.6

Variable-rate advances
Simple variable	415,000	2.2	915,000	4.5
Putable	154,500	0.8	139,500	0.7
All other variable-rate indexed advances	23,722	0.1	35,893	0.2
	593,222	3.1	1,090,393	5.4
Total par value	$19,431,417	100.0%	$20,269,852	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

We lend to members and housing associates with principal places of business within our district, which consists of the six New England states. Outstanding advances are generally diversified among our borrowers throughout our district. At March 31, 2013, we had advances outstanding to 296, or 65.3 percent, of our 453 members. At December 31, 2012, we had advances outstanding to 301, or 66.6 percent, of our 452 members.

BANA RI, our largest member by capital stock outstanding at March 31, 2013, merged into its parent Bank of America, N.A. in April 2013. BANA is ineligible for membership. However, with $105.5 million in outstanding advances at March 31, 2013, equal to 0.5 percent of total advances, BANA RI was not one of our top borrowing members. Based on our current analysis, we believe BANA RI's termination of membership will not materially affect the adequacy of our liquidity, our profitability in terms of the dividend rates available to pay remaining stockholders, our ability to make timely principal and interest payments on our participations in COs and other liabilities, and our ability to continue providing sufficient membership value to our members. We believe that our business model is well positioned to absorb changes in our activity and capitalization because we can undertake commensurate reductions in our liability balances and because of our relatively low operating expenses.

We expect that, all other things being equal, the loss of BANA RI as a member will cause our annual net income to decrease, primarily driven by a reduction in our earnings provided by funding assets with BANA RI's investment in our capital stock, when such capital stock is repurchased or redeemed. The reduction in net income is expected to principally depend on the level of interest rates, which affects the earnings from funding with capital. The timing of the decrease in net income is expected to depend on when BANA RI's business activities with us terminate and whether and to what extent we decide to repurchase its excess stock in advance of its mandatory redemption. Although we expect our net income to decrease, all other things being equal, the impact on our return on equity due to the loss of BANA RI's membership is difficult to predict and is expected to depend on the amount of income we lose when we can no longer invest the funds from BANA RI's investment in our capital stock.

The following table presents the top five advance-borrowing institutions at March 31, 2013, and the interest earned on outstanding advances to such institutions for the three months ended March 31, 2013.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	March 31, 2013
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2013
Webster Bank, N.A.	$1,902,484	9.8%	0.54%	$2,433
People's United Bank	1,106,520	5.7	0.25	601
Massachusetts Mutual Life Insurance Company	600,000	3.1	1.96	2,943
Brookline Bank	563,535	2.9	1.37	2,067
MetLife Insurance Company of Connecticut	450,000	2.3	2.21	2,491
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

Advances Credit Risk

We endeavor to minimize credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect us from credit losses. Our approaches to credit risk on advances are described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2012 Annual Report. We have never experienced a credit loss on an advance.

Our members continue to be challenged by weak economic conditions, although improvements continue. Aggregate nonperforming assets for depository institution members declined from 1.12 percent of assets as of December 31, 2011, to 0.97 percent of assets as of December 31, 2012. The aggregate ratio of tangible capital to assets among the membership increased from 8.67 percent of assets as of December 31, 2011, to 8.76 percent as of December 31, 2012. (December 31, 2012 is the date of our most recent data on our membership for this report.) As of April 30, 2013, there have been no member failures during 2013, and there were no member failures during all of 2012. All of our extensions of credit to members are secured by eligible collateral as noted herein. However we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

We assign each borrower to one of the following three credit status categories based primarily on our assessment of the borrower's overall financial condition and other factors:

•	Category-1: members that are generally in satisfactory financial condition;

•	Category-2: members that show weakening financial trends in key financial indices and/or regulatory findings; and

•
Category-3: members with financial weaknesses that present an elevated level of concern. In addition, we generally assign insurance company members to Category-3 status regardless of financial condition because, unlike other members, insurance companies are subject to different laws and regulations in their particular states that could expose us to unique risks. We also place housing associates in Category-3.

Advances outstanding to borrowers in Category-1 status at March 31, 2013, totaled $17.4 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $46.6 billion as of March 31, 2013. Of this total, $8.5 billion of securities have been delivered to us or to an approved third-party custodian, an additional $1.8 billion of securities are held by borrowers' securities corporations, and $6.9 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, and Category-3 status at March 31, 2013, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of March 31, 2013 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1 status	256	$17,371,037	$46,607,840	268.3%
Category-2 status	27	790,498	12,214,126	1,545.1
Category-3 status	18	1,269,881	1,485,146	117.0
Total	301	$19,431,416	$60,307,112	310.4%

The method by which a borrower pledges collateral is dependent upon the category status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of March 31, 2013.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$37,037,052
Collateral specifically listed and identified	21,705,055
Collateral delivered to us	10,873,766

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2012 Annual Report. At March 31, 2013, and December 31, 2012, the amount of pledged nontraditional and subprime loan collateral was nine percent and eight percent, respectively, of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at March 31, 2013, and December 31, 2012, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Investments

At March 31, 2013, investment securities and short-term money-market instruments totaled $13.0 billion, compared with $15.6 billion at December 31, 2012.

Investment securities declined $510.4 million to $10.4 billion at March 31, 2013, compared with December 31, 2012. The decline was due to decreases of $277.2 million in MBS and $232.0 million in agency and supranational banks.

Short-term money-market investments totaled $2.6 billion at March 31, 2013, compared with $4.6 billion at December 31, 2012. This $2.0 billion net decrease resulted from a $2.3 billion decrease in securities purchased under agreements to resell and a $250.0 million increase in federal funds sold.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At March 31, 2013 and December 31, 2012, our MBS, ABS, and SBA holdings represented 196 percent and 192 percent of capital, respectively.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are incremental to our primary mission. Our total investments were 35.3 percent of our total assets at March 31, 2013, versus 38.7 percent at December 31, 2012. We have been able to satisfy this investment objective without a material impact on our results of operations or financial condition because the reduction in investments has been principally concentrated in short-term, very low-yielding investments and because other components of our assets have maintained a strong net interest spread to funding costs. We expect to continue to be able to satisfy this investment objective for the foreseeable future without this objective causing a material impact on our results of operations or financial condition by continuing this approach, as necessary.

However, as discussed under — Executive Summary — Legislative and Regulatory Developments, the FHFA could require an FHLBank to maintain a higher ratio of mission-related assets to total assets. If such changes were required, we may have to divest non-mission-related assets or reduce nonmission-related activities, which we expect would adversely impact our desired level of investments used for liquidity and results of operations.

Our MBS investment portfolio consists of the following categories of securities as of March 31, 2013, and December 31, 2012. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	March 31, 2013	December 31, 2012
Residential MBS - U.S. government-guaranteed and GSE	62.4%	60.6%
Commercial MBS - U.S. government-guaranteed and GSE	20.6	22.6
Private-label residential MBS	16.6	16.4
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	0.1	0.1
Total MBS	100.0%	100.0%

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

In addition to these unsecured short-term investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury and agency obligations, whose terms to maturity are up to 35 days. We have also invested in and are subject to secured credit risk related to MBS, ABS, and HFA securities that are directly or indirectly supported by underlying mortgage loans. FHFA regulations require our investments in MBS and ABS to be rated triple-A (or equivalent) at the time of purchase and our investments in HFA securities are to be rated double-A (or equivalent) or higher as of the date of purchase. Following the S&P downgrade of the U.S. Government, the FHFA has stated that our investments in agency MBS and ABS can be rated double-A (or equivalent) at the time of purchase even though regulations require a triple-A rating (or equivalent).

Credit ratings on total investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of March 31, 2013 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$275	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	1,500,000	250,000	—	—
Federal funds sold	—	550,000	300,000	—	—	—
Total money-market instruments	—	550,275	1,800,000	250,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	11,875	—	—	—	—
U.S. government-owned corporations	—	284,209	—	—	—	—
GSEs	—	1,938,686	—	—	—	—
Supranational institutions	464,958	—	—	—	—	—
HFA securities	24,035	33,515	79,215	49,350	—	2,405
Total non-MBS	488,993	2,268,285	79,215	49,350	—	2,405

MBS:
U.S. government guaranteed - residential (2)	—	399,458	—	—	—	—
U.S. government guaranteed - commercial (2)	—	408,081	—	—	—	—
GSE – residential (2)	—	4,307,298	—	—	—	—
GSE – commercial (2)	—	1,144,472	—	—	—	—
Private-label – residential	11,383	8,470	72,000	71,299	1,083,738	18
Private-label – commercial	9,611	—	—	—	—	—
ABS backed by home-equity loans	6,330	—	10,605	2,352	5,100	—
Total MBS	27,324	6,267,779	82,605	73,651	1,088,838	18

Total investment securities	516,317	8,536,064	161,820	123,001	1,088,838	2,423

Total investments	$516,317	$9,086,339	$1,961,820	$373,001	$1,088,838	$2,423
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2013. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

FHFA regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's long-term unsecured credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a specified percentage for each counterparty, which product is our maximum amount of unsecured credit exposure to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one percent to 15 percent based on the counterparty's credit rating. Extensions of unsecured credit other than sales of federal funds include on- and off-balance sheet and derivative transactions. See — Derivative Instruments Credit Risk for additional information related to derivatives exposure.

FHFA regulations allow additional unsecured credit for overnight sales of federal funds. The specified percentage of eligible regulatory capital for determining the maximum amount of unsecured credit exposure we may offer to a counterparty for overnight sales of federal funds ranges from two percent to 30 percent based on the counterparty's credit rating. However, per FHFA regulations, our total unsecured exposure to a single counterparty may also not exceed this same calculated amount of two percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. During the quarter ended March 31, 2013, we were in compliance with FHFA regulatory limits established for unsecured credit.

We are prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union. Our unsecured credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation. We are in compliance with these FHFA regulations as of March 31, 2013.

The table below presents our short-term unsecured money-market credit exposure.

Short-term Unsecured Money-Market Credit Exposure by Investment Type (dollars in thousands)

	Carrying Value
	March 31, 2013	December 31, 2012
Federal funds sold	$850,000	$600,000

As of March 31, 2013, our unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to overnight federal funds sold. As of March 31, 2013, all of our unsecured investment credit exposure in federal funds sold was to U.S. branches and agency offices of foreign commercial banks.

The table below presents the March 31, 2013, carrying values and average balances for the three months ended March 31, 2013, of the short-term unsecured money-market credit exposures presented by the domicile of the counterparty or the domicile of the foreign bank counterparty for U.S. branches and agency offices of foreign commercial banks. We endeavor to mitigate this credit risk by investing in unsecured investments of highly rated counterparties. At March 31, 2013, all of our short-term unsecured money-market investments were rated at least single-A.

Period-End and Average Balance of Short-Term Unsecured Money-Market Credit Exposures, by Country of Domicile of Counterparty (1) (dollars in thousands)

Country of Domicile of Counterparty	Carrying Value as of March 31, 2013	Average Balance for the Three Months Ended March 31, 2013
U.S branches and agency offices of foreign commercial banks
Sweden	$300,000	$560,833
Netherlands	250,000	240,556
United Kingdom	200,000	20,000
Norway	100,000	38,611
Canada	—	235,000
Germany	—	61,111
Australia	—	46,111
Finland	—	6,111
Total unsecured credit exposure	$850,000	$1,208,333
_______________________

(1)
Excludes unsecured investment credit exposure to U.S. Government, GSEs, U.S. Government agencies and instrumentalities, and triple-A rated supranational institutions and does not include related accrued interest as of March 31, 2013.

The table below presents the contractual maturity of short-term unsecured money-market credit exposure by the domicile of the counterparty or the domicile of the foreign bank counterparty for U.S. branches and agency offices of foreign commercial banks. At March 31, 2013, all of our outstanding unsecured money-market investments had overnight maturities.

Contractual Maturity of Short-Term Unsecured Money-Market Credit Exposure, by Country of Domicile of Counterparty (dollars in thousands)

	Carrying Value (1) as of March 31, 2013
Country of Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
U.S branches and agency offices of foreign commercial banks
Sweden	$300,000	$—	$—	$—	$—	$—	$300,000
Netherlands	250,000	—	—	—	—	—	250,000
United Kingdom	200,000	—	—	—	—	—	200,000
Norway	100,000	—	—	—	—	—	100,000
Total unsecured credit exposure	$850,000	$—	$—	$—	$—	$—	$850,000

During the three months ended March 31, 2013, we continued to invest in unsecured overnight money-market instruments issued by certain domestic branches of Eurozone financial institutions rated at least single-A or higher by the three major NRSROs and domiciled in Finland, Germany, and the Netherlands from time to time. We continued to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis that are discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments — Investments Credit Risk in the 2012 Annual Report. On March 31, 2013, we had $250.0 million in unsecured money-market exposure to Eurozone financial institutions. Our maximum unsecured money-market exposure to any single Eurozone financial institution was $500.0 million on any day during the quarter ended March 31, 2013.

At March 31, 2013, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $3.6 billion to nine counterparties and issuers, of which $850.0 million was for federal funds sold, and $2.7 billion was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of March 31, 2013:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of March 31, 2013

Issuer / counterparty	Percent
Fannie Mae	37.2%
Freddie Mac	17.5
Inter-American Development Bank (a supranational institution)	13.1

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our cash flow analysis of private-label MBS during the quarter ended March 31, 2013, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and/or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home-equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary impairment credit loss.

Significant Inputs to Cash-flow Analysis of Private-label MBS For the Quarter Ended March 31, 2013 (dollars in thousands)

		Significant Inputs - Weighted Average			Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Weighted Average Percent
Private-label residential MBS
Prime (2)
2007	$20,841	7.7%	32.0%	43.7%	7.7%
2006	13,889	8.6	24.3	39.5	0.0
2005	53,476	9.6	22.9	45.6	12.3
2004 and prior	127,004	10.9	13.1	37.5	15.7
Total	$215,210	10.1%	18.1%	40.2%	13.1%

Alt-A (2)
2007	$484,170	4.4%	68.0%	50.7%	10.2%
2006	809,893	5.0	62.9	53.2	10.8
2005	533,999	7.2	40.8	46.1	19.0
2004 and prior	50,300	11.2	27.5	41.9	25.0
Total	$1,878,362	5.7%	57.0%	50.2%	13.3%

ABS backed by home equity loans
Subprime (2)
2004 and prior	$26,101	6.8%	28.8%	72.1%	34.3%
_______________________
(1)         Commercial private-label MBS with a par value of $9.6 million and a private-label residential MBS with a par value of $3.2 million of loans that are backed by the Federal Housing Administration and the Department of Veteran Affairs are not included in this table.

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

Of our $8.3 billion in par value of MBS and ABS investments at March 31, 2013, $2.1 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$1.9 billion in par value are securities backed primarily by Alt-A loans;

•	$228.1 million in par value are backed primarily by prime residential and/or commercial loans; and

•	$26.1 million in par value of these investments are backed primarily by subprime mortgages.

While there are no universally accepted classifications of mortgage loans based on underwriting standards, in general, subprime underwriting implies a credit-impaired borrower with a FICO® score below 660; prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house; while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. FICO® is a widely used credit-industry model developed by Fair Isaac and

Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850. While we generally follow the collateral type definitions provided by S&P, we do review the credit performance of the underlying collateral and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the OTTI Governance Committee. For additional information on the OTTI Governance Committee, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities in the 2012 Annual Report.

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $69.8 million in par value as of March 31, 2013, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. However, these bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $4.1 million in par value as of March 31, 2013, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities in the 2012 Annual Report for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	March 31, 2013			December 31, 2012
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$18,400	$200,017	$218,417	$18,861	$207,215	$226,076
Alt-A	35,347	1,843,015	1,878,362	36,761	1,898,064	1,934,825
Total private-label residential MBS	53,747	2,043,032	2,096,779	55,622	2,105,279	2,160,901
Private-label commercial MBS
Prime	9,637	—	9,637	9,851	—	9,851
ABS backed by home equity loans
Subprime	—	26,101	26,101	—	26,610	26,610
Total par value of private-label MBS	$63,384	$2,069,133	$2,132,517	$65,473	$2,131,889	$2,197,362
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to our investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of March 31, 2013, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by collateral type and year of securitization. Average current credit enhancements as of March 31, 2013, reflect the percentage of subordinated class outstanding balances as of March 31, 2013, to our senior class outstanding balances as of March 31, 2013, weighted by the par value of our respective senior class securities, and shown by underlying loan collateral type and year of securitization. Average current credit enhancements as of March 31, 2013, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At March 31, 2013 (dollars in thousands)

Private-label MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$9,637	$—	$—	$—	$9,637
Double-A	6,774	—	—	—	6,774
Single-A	25,034	—	—	—	25,034
Triple-B	52,461	—	—	—	52,461
Below Investment Grade
Double-B	27,717	—	—	—	27,717
Single-B	39,601	20,841	—	14,286	4,474
Triple-C	46,182	—	—	32,448	13,734
Single-C	6,742	—	—	6,742	—
Single-D	13,889	—	13,889	—	—
Unrated	17	—	—	—	17
Total	$228,054	$20,841	$13,889	$53,476	$139,848

Amortized cost	$217,766	$20,842	$10,993	$46,654	$139,277
Gross unrealized losses	(10,804)	(2,211)	—	(2,423)	(6,170)
Fair value	208,871	18,631	12,156	44,556	133,528
Other-than-temporary impairment for the three months ended March 31, 2013:
Total other-than-temporary impairment losses on held-to-maturity securities	$—	$—	$—	$—	$—
Net amount of impairment losses reclassified to accumulated other comprehensive loss	(8)	—	—	—	(8)
Net impairment losses on held-to-maturity securities recognized in income	$(8)	$—	$—	$—	$(8)

Weighted average percentage of fair value to par value	91.59%	89.40%	87.52%	83.32%	95.48%
Original weighted average credit support	11.11	6.41	8.32	20.98	8.32
Weighted average credit support	13.16	7.66	—	12.33	15.61
Weighted average collateral delinquency (1)	11.49	7.44	12.72	17.48	9.68
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At March 31, 2013 (dollars in thousands)

Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$11,383	$—	$—	$11,383	$—
Double-A	1,696	—	—	—	1,696
Single-A	46,966	—	—	32,554	14,412
Triple-B	19,317	—	—	7,430	11,887
Below Investment Grade
Double-B	25,337	—	—	16,016	9,321
Single-B	83,707	—	—	70,723	12,984
Triple-C	1,004,242	252,642	526,477	225,123	—
Double-C	304,089	115,149	159,696	29,244	—
Single-C	83,849	8,662	35,437	39,750	—
Single-D	297,776	107,717	88,283	101,776	—
Total	$1,878,362	$484,170	$809,893	$533,999	$50,300

Amortized cost	$1,407,429	$330,389	$560,791	$465,950	50,299
Gross unrealized losses	(133,813)	(30,108)	(51,080)	(48,382)	(4,243)
Fair value	1,288,623	308,026	516,217	418,324	46,056
Other-than-temporary impairment for the three months ended March 31, 2013:
Total other-than-temporary impairment losses on held-to-maturity securities	$(7)	$(7)	$—	$—	$—
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	(406)	(228)	(178)	—	—
Net impairment losses on held-to-maturity securities recognized in income	$(413)	$(235)	$(178)	$—	$—

Weighted average percentage of fair value to par value	68.60%	63.62%	63.74%	78.34%	91.56%
Original weighted average credit support	27.88	29.00	28.93	26.66	13.27
Weighted average credit support	13.31	10.17	10.76	18.95	25.02
Weighted average collateral delinquency (1)	34.22	40.97	37.73	24.38	17.42
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At March 31, 2013 (dollars in thousands)

ABS backed by home equity loans – Subprime	2004 and prior
Par value by credit rating
Triple-A	$6,357
Single-A	10,605
Triple-B	2,352
Below Investment Grade
Single-B	4,157
Triple-C	1,725
Single-D	905
Total	$26,101

Amortized cost	$25,463
Gross unrealized losses	(3,642)
Fair value	21,885
Other-than-temporary impairment for the three months ended March 31, 2013:
Total other-than-temporary impairment losses on held-to-maturity securities	$—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	—
Net impairment losses on held-to-maturity securities recognized in income	$—

Weighted average percentage of fair value to par value	83.85%
Original weighted average credit support	10.18
Weighted average credit support	34.28
Weighted average collateral delinquency (1)	21.46
_______________________
(1)          Represents loans that are 60 days or more delinquent.

The following table provides certain characteristics our private-label MBS that are in a gross unrealized position by collateral type.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of March 31, 2013 (dollars in thousands)
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates
Private-label residential MBS backed by:
Prime first lien	$153,680	$152,206	$(10,804)	11.38%

Alt-A option ARM	700,303	578,910	(80,292)	37.94
Alt-A other	833,766	611,787	(53,521)	30.83
Total Alt-A	1,534,069	1,190,697	(133,813)	34.08

ABS backed by home equity loans:
Subprime first lien	25,212	24,828	(3,642)	21.31
Total private-label MBS	$1,712,961	$1,367,731	$(148,259)	31.85%

The following table provides the geographic concentrations by state and by metropolitan statistical area of the loans underlying our private-label MBS and ABS as of March 31, 2013, where such concentrations are five percent or greater of all loans underlying these investments.
Geographic Concentrations of Loans Underlying our Private-Label MBS and ABS As of March 31, 2013

State concentrations	Percentage of Total Private-Label MBS and ABS
California	38.8%
Florida	12.5
New York	5.2
All Other	43.5
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.4%
Washington, D.C.-MD-VA-WV	6.3
All Other	83.3
100.0%

Beginning in 2008, actual and projected delinquency, foreclosure, and loss rates for prime, subprime, and Alt-A mortgage loans increased significantly nationwide. While trends have improved in some of these actual measures and their projected assumptions, they remain elevated as of the date of this report. In addition, values of homes are still significantly below the outstanding balance of debt secured by them in many areas and nationwide unemployment rates are high, increasing the likelihood and magnitude of potential losses on troubled and/or foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers.

The following graph demonstrates how average prices have changed with respect to various asset classes in our MBS portfolio during the 12 months ended March 31, 2013:

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

The monoline bond insurers continue to be subject to adverse ratings, rating downgrades, and weak financial performance measures. Below investment-grade ratings or rating downgrades imply an increased risk that the monoline bond insurer will fail to fulfill its obligations to reimburse the insured investor for claims made under the related insurance policies. There are five monoline bond insurers that insure our investment securities. As discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities in the 2012 Annual Report, we generally perform a “burnout period” analysis of the monoline bond insurers. Of the five monoline bond insurers, only the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and therefore excluded from a burnout period analysis. Conversely, the key burnout period for monoline bond insurer Financial Guaranty Insurance Company is not considered applicable due to regulatory intervention that has suspended all claims, and we have placed no reliance on this monoline insurer. Syncora Guarantee Inc. is currently paying claims after previous regulatory intervention, although the burnout period is indeterminate, therefore we have placed no reliance on this monoline insurer. For the remaining monoline bond insurers, MBIA Insurance Corporation and Ambac Assurance Corp., we have established a burnout period ending June 30, 2013. In addition, Ambac Assurance Corp. reimbursements during the burnout period are limited to 25 percent of claims in accordance with orders by the Wisconsin State Insurance Commissioner. We monitor the financial condition of these monoline bond insurers on an ongoing basis and as facts and circumstances change, the burnout period could significantly change.

As of March 31, 2013, our private-label MBS and ABS backed by home-equity loan investments covered by monoline insurance was $114.3 million, of which $110.4 million represents private-label MBS covered by the monoline bond insurance for some period of time in the cash flow modeling. Of the $110.4 million, 79.9 percent represents Alt-A MBS and 20.1 percent represents subprime ABS backed by home-equity loan investments.

Our total investments in HFA securities was $188.5 million as of March 31, 2013. The following table provides the geographic concentrations by state of our HFA investments where such concentrations are five percent or greater of our total HFA investments as of March 31, 2013.
State Concentrations of HFA Securities As of March 31, 2013 (dollars in thousands)

	Carrying Value	Percent of Total HFA Investments
Massachusetts	$111,310	59.0%
Rhode Island	29,910	15.9
Connecticut	24,035	12.7
Maine	15,000	8.0
All Other	8,265	4.4
	$188,520	100.0%

Standby Bond-Purchase Agreements. We have entered into standby bond-purchase agreements with one state HFA whereby we, for a fee, agree to purchase and hold the HFA's unremarketed bonds until the designated remarketing agent can find a new investor or the state HFA repurchases the bonds. Each agreement contains termination provisions in the event of a rating downgrade of the subject bond. Standby bond purchase commitments totaled $93.1 million at March 31, 2013, to this HFA. All of the bonds underlying the commitments to this HFA maintain standalone ratings of triple-A from two NRSROs.

Mortgage Loans

As of March 31, 2013, our mortgage loan investment portfolio totaled $3.5 billion, an increase of $25.5 million from December 31, 2012. This increase occurred notwithstanding increasing prepayments on these investments, which could reflect growing interest in MPF as Fannie Mae and Freddie Mac increase their guarantee fees, which all else being equal, reduces their competitiveness with MPF. Notwithstanding the growth we experienced in 2012, we do not expect this portfolio to change significantly in 2013 based on continuing uncertainty about the mortgage loan market based both on legislative and regulatory developments, such as the recently finalized qualified mortgage rule, and the economy.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to June 30, 2014, and may be extended again. As of March 31, 2013, we had $437.1 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago in the 2012 Annual Report.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2012 Annual Report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2013	December 31, 2012

Massachusetts	39%	39%
Maine	11	10
California	8	9
Connecticut	7	8
Wisconsin	7	7
All others	28	27
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $3.4 million at March 31, 2013, compared with $4.4 million at December 31, 2012. For information on the determination of the allowance at March 31, 2013, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2012 Annual Report.

We place conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:
Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2013	December 31, 2012
Total par value past due 90 days or more and still accruing interest	$22,451	$23,210
Nonaccrual loans, par value	49,860	50,571
Troubled debt restructurings (not included above)	2,572	1,909

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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	March 31, 2013	December 31, 2012

Massachusetts	28%	27%
California	20	21
Connecticut	10	10
All others	42	42
Total	100%	100%

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (8.9 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (42.3 percent by outstanding principal balance). Our allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of March 31, 2013.

Summary of Higher-Risk Conventional Mortgage Loans As of March 31, 2013 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$163,477	5.71%	2.10%	8.06%
High loan-to-value loans (2)	89,340	1.85	0.16	9.17
Subprime and high loan-to-value loans (3)	13,438	4.77	3.67	16.27
Total high-risk loans	$266,255	4.36%	1.53%	8.85%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of March 31, 2013, we were the beneficiary of primary mortgage insurance coverage on $182.3 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $26.6 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of April 30, 2013, all of these mortgage insurance companies, with the exceptions of Triad Guaranty Insurance Corporation and Republic Mortgage Insurance Company, which are no longer rated by any of the NRSROs, have a credit rating of triple-B or lower (or equivalent) by at least one NRSRO as presented in the below table. Ordinarily we do not accept primary mortgage insurance from a mortgage insurance company for our investments in conventional mortgage loans unless that company is rated at least triple-B- by S&P at the time of our investment in the loan (although we may accept lower-rated mortgage insurance provided we obtain additional credit enhancement in such form as we deem appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two mortgage insurance companies have a credit rating of at least triple-B- as of April 30, 2013, we could develop increasing concentrations of exposure to those mortgage insurance companies. We have established and maintain limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. However, those exposure limits could lead to fewer mortgage loan investment opportunities for us.

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

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	As of April 30, 2013		March 31, 2013
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Total Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	$127,429	$29,862	$16,195	$46,057	71.8%
Genworth Mortgage Insurance Corporation	B/Ba2/NR	Negative	26,905	7,007	—	7,007	10.9
Mortgage Guaranty Insurance Corporation	B/B2/NR	Negative	15,423	3,672	912	4,584	7.1
CMG Mortgage Insurance Company	BBB-/NR/NR	Negative	7,054	1,816	—	1,816	2.8
PMI Mortgage Insurance Company (1)	NR/Caa3/NR	Negative	2,694	692	—	692	1.1
Radian Guaranty Incorporated	B-/Ba3/NR	Negative	883	235	2,657	2,892	4.5
Republic Mortgage Insurance Company (2)	NR/NR/NR	N/A	1,782	431	649	1,080	1.7
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	152	38	—	38	0.1
			$182,322	$43,753	$20,413	$64,166	100.0%
_______________________

(1)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Company and beginning October 24, 2011, PMI Mortgage Insurance Company has been directed to only pay 50 percent of the claim amounts with the remaining claim amounts being deferred until the company is liquidated. On March 14, 2012, the court entered an Order for Appointment of Receiver and Injunction placing PMI Mortgage Insurance Company into rehabilitation. On April 5, 2013, the cash percentage of the partial claim payment plan increased to 55 percent. The remaining 45 percent will be deferred based upon PMI Mortgage Insurance Company's ability to pay additional amounts in the future. Additionally, all claims that have previously been settled at a 50 percent cash percentage were trued up (in a one-time payment) to the increased level of 55 percent.

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

Deposits

At March 31, 2013, and December 31, 2012, deposits totaled $662.6 million and $595.0 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both March 31, 2013, and December 31, 2012, amounted to $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $237,000 and $111,000 as of March 31, 2013, and December 31, 2012, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $823.8 million and $907.1 million as of March 31, 2013, and December 31, 2012, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2013, and December 31, 2012. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2013		December 31, 2012
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,422,440	$(434,417)	$5,883,040	$(491,931)
	Swaps	Economic	154,500	(1,452)	139,500	(1,166)
Total associated with advances			5,576,940	(435,869)	6,022,540	(493,097)
Available-for-sale securities	Swaps	Fair value	611,915	(333,594)	711,915	(361,956)
	Caps and floors	Economic	300,000	89	300,000	50
Total associated with available-for-sale securities			911,915	(333,505)	1,011,915	(361,906)
Trading securities	Swaps	Economic	215,000	(29,834)	225,000	(32,476)
COs	Swaps	Fair value	7,845,795	43,133	7,980,795	66,357
	Swaps	Economic	1,000,000	277	1,000,000	406
	Forward starting swaps	Cash Flow	1,250,000	(64,466)	1,250,000	(64,897)
Total associated with COs			10,095,795	(21,056)	10,230,795	1,866
Deposits	Swaps	Fair value	20,000	2,291	20,000	2,685
Total			16,819,650	(817,973)	17,510,250	(882,928)
Mortgage delivery commitments			31,017	88	30,938	19
Total derivatives			$16,850,667	(817,885)	$17,541,188	(882,909)
Accrued interest				(5,699)		(24,072)
Net derivatives				$(823,584)		$(906,981)
Derivative asset				$237		$111
Derivative liability				(823,821)		(907,092)
Net derivatives				$(823,584)		$(906,981)
 _______________________
(1) Embedded advance derivatives separated from the host contract with a notional amount of $154.5 million and a fair value of $1.4 million are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $13.3 billion, representing 78.7 percent of all derivatives outstanding as of March 31, 2013. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of March 31, 2013 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$622,210	$(8,944)	$622,210	$8,935	3.56%	0.29%	3.37%	0.48%
Due after one year through two years	645,250	(24,310)	645,250	24,256	3.18	0.29	2.96	0.51
Due after two years through three years	592,060	(29,588)	592,060	29,605	2.87	0.30	2.52	0.65
Due after three years through four years	1,246,530	(109,225)	1,246,530	107,885	3.30	0.29	3.03	0.56
Due after four years through five years	1,626,750	(200,860)	1,626,750	199,943	3.68	0.29	3.56	0.41
Thereafter	689,640	(61,490)	689,640	61,442	3.17	0.29	2.74	0.72
Total	$5,422,440	$(434,417)	$5,422,440	$432,066	3.37%	0.29%	3.13%	0.53%
_______________________

(1)	Included in the advances hedged amount are $3.1 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2013.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of March 31, 2013 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,938,100	$18,064	$3,938,100	$(18,006)	1.38%	1.42%	0.24%	0.20%
Due after one year through two years	1,517,695	9,942	1,517,695	(9,942)	0.72	0.76	0.20	0.16
Due after two years through three years	790,000	19,321	790,000	(19,321)	1.29	1.30	0.19	0.18
Due after three years through four years	120,000	1,388	120,000	(1,401)	0.93	0.93	0.23	0.23
Due after four years through five years	335,000	371	335,000	(407)	0.81	0.81	0.11	0.11
Thereafter	1,145,000	(5,953)	1,145,000	5,563	1.32	1.32	0.03	0.03
Total	$7,845,795	$43,133	$7,845,795	$(43,514)	1.20%	1.23%	0.19%	0.16%
_______________________

(1)	Included in the CO Bonds hedged amount are $1.4 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2013.

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

Derivatives Clearing. Beginning on June 10, 2013, we will be required to use centralized derivatives clearing organizations to clear certain derivatives that the Commodity Futures Trading Commission has designated to be subject to a mandatory clearing requirement, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank
Act). To prepare for this requirement, we have begun clearing certain of our interest rate swaps to ensure that we will be operationally capable of clearing all such swaps. Derivatives that are cleared through derivatives clearing organizations are not governed by the same legal documentation regime that applies to our derivatives that are executed and maintained bilaterally with counterparties. Rather, derivatives that are cleared are governed by futures account agreements in accordance with requirements of the Dodd-Frank Act. Under this framework, immediately after we execute a derivative transaction with an executing broker, we and the executing broker assign our respective counterparty relationships to a derivatives clearing organization through a clearing member of that derivatives clearing organization that acts as our agent. The derivatives clearing organization requires that we offset current derivatives exposures with variation margin and that we provide the clearinghouse with initial margin separate from the variation margin to provide the derivatives clearing organization additional protection against loss in the event of our default. As of March 31, 2013, we had one cleared interest rate swap with a notional amount of $10.0 million. We anticipate that we will clear more interest rate swaps in the future prior to the June 10, 2013 effective date for mandatory derivatives clearing.

Derivative Instruments Credit Risk. We are subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently receive only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money). The resulting net exposure at fair value is reflected in the derivative instruments table below. We presently pledge only securities collateral to counterparties with whom we are in a current negative fair-value position (i.e., we are out of the money). From time to time, due to timing differences or derivatives valuation differences, and the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of March 31, 2013.

Derivatives Counterparty Current Credit Exposure As of March 31, 2013 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Single-A	$58,500	$141	$—	$—	$141
Unrated (2)	10,000	—	—	—	—

Liability positions with credit exposure:
Single-A	3,728,520	(168,952)	—	179,198	10,246
Total derivative positions with non-member counterparties to which we had credit exposure	3,797,020	(168,811)	—	179,198	10,387

Mortgage delivery commitments (3)	22,997	95	—	—	95
Total	$3,820,017	$(168,716)	$—	$179,198	$10,482

Derivative positions without credit exposure: (4)
Double-A	$102,000
Single-A	9,494,990
Triple-B	3,425,640
Mortgage delivery commitments (3)	8,020
Total derivative positions without credit exposure	$13,030,650
_______________________

(1)
Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor is used.

(2)	Represents a derivative transaction cleared with a clearinghouse.

(3)
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

(4)
Represents derivatives positions with counterparties for which we are in a net liability position, on a net basis, and for which we have delivered securities collateral to the counterparty in an amount equal to or less than the net derivative liability, or represents derivative positions with counterparties for which we are in a net asset position, on a net basis, and for which the counterparty has delivered collateral to us in an amount which exceeds our net derivative asset.

We note that our derivatives instruments could require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 1 — Notes to the Financial Statements — Note 10 — Derivatives and Hedging Activities. For information on how we mitigate the credit risk from unsecured credit exposures under our derivatives instruments, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2012 Annual Report.

We note that during the quarter ended March 31, 2013, we had two Eurozone derivatives counterparties: one domiciled in France and one domiciled in Germany, each of which is rated single-A or higher by all three of the major NRSROs. We had

$141,000 in unsecured derivatives exposure to these Eurozone financial institutions on March 31, 2013. Our maximum unsecured derivatives exposure to any Eurozone counterparty was $16.1 million during the quarter ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations in the 2012 Annual Report.

The Office of Finance has established a methodology for the allocation of the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital, with FHLBanks with greater total regulatory capital in absolute terms receiving greater allocations of issuance proceeds. The Office of Finance will use this method in such periods unless it determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in our ability to access the capital market, market conditions or this allocation could adversely impact our ability to finance our operations, which could adversely impact our financial condition and results of operations.

Outstanding COs and the condition of the market for COs are discussed below under — External Sources of Liquidity. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

Liquidity

Internal Sources of Liquidity

We maintain structural liquidity to ensure we meet our day-to-day business needs and our contractual obligations. We define structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, noncontractual obligations, or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that maturing advances are renewed, member overnight deposits are withdrawn at a rate of 50 percent per day, and commitments (MPF and other commitments) are taken down at a conservatively projected pace. We define available liquidity as the sources of funds available to us through our normal access to the capital markets, subject to leverage, credit line capacity, and collateral constraints. Our risk-management policy requires us to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods.

The following table shows our structural liquidity as of March 31, 2013.

Structural Liquidity As of March 31, 2013 (dollars in thousands)

	Month 1	Month 2	Month 3
Projected net cash flow (1)	$3,426,220	$2,569,261	$1,692,613
Less: Cumulative contingent obligations	(4,996,617)	(7,486,540)	(9,157,873)
Equals: Net structural liquidity need	(1,570,397)	(4,917,279)	(7,465,260)
Available borrowing capacity (2)	$41,571,567	$43,986,902	$45,770,003
Ratio of available borrowing capacity to net structural liquidity need	26.47	8.95	6.13
Minimum ratio required by our risk management policy	1.00	0.50	0.50
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

(2)
Available borrowing capacity is the CO issuance capacity based on achieving leverage up to our internal minimum capital requirement. For information on this internal minimum capital requirement, see — Internal Capital Practices and Policies — Internal Minimum Capital Requirement in Excess of Regulatory Requirements.

FHFA regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. We complied with this requirement at all times during the year ending March 31, 2013. As of March 31, 2013, and December 31, 2012, we held a surplus of $8.9 billion and $11.4 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of March 31, 2013.

Contingency Liquidity As of March 31, 2013 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$179,296
Contingency borrowing capacity (exclusive of CO issuances)	8,740,508
Net contingency borrowing capacity	$8,919,804
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain FHFA guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended March 31, 2013.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the three months ended March 31, 2013. During the three months ended March 31, 2013, this gap averaged 3.7 percent (maximum level 4.1 percent and minimum level 3.2 percent). As of March 31, 2013, this gap was 3.9 percent, compared with 4.6 percent at December 31, 2012.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement

We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — External Sources of Liquidity in the 2012 Annual Report. Neither we nor any of the other FHLBanks have ever drawn upon this agreement.

Debt Financing — Consolidated Obligations

At March 31, 2013, and December 31, 2012, outstanding COs, including both CO bonds and CO discount notes, totaled $31.7 billion and $34.8 billion, respectively.

CO bonds outstanding for which we are primarily liable at March 31, 2013, and December 31, 2012, include issued callable bonds totaling $2.4 billion and $2.1 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 18.9 percent and 24.9 percent of the outstanding COs for which we are primarily liable at March 31, 2013, and December 31, 2012, respectively, but accounted for 88.2 percent and 92.8 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2013 and 2012, respectively, due, in particular, to our frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we are primarily liable.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and good market access during the period covered by this report. Further, financial markets have remained generally calm notwithstanding the U.S. federal government's future fiscal plans; national debt challenges; and debt crises in the Eurozone. The U.S. economy grew modestly during the quarter ended December 31, 2012. However, continued uncertainty as to the resolution of statutorily mandated deficit reduction and the failure of the Congress to agree to a plan to increase the current debt ceiling could negatively impact the market for CO debt over the course of 2013.

We continue to operate in a prolonged, historically low interest-rate environment as discussed under — Executive Summary — Low Interest-Rate Environment. Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have had no difficulty issuing debt in the amounts and structures required to meet our funding and risk-management needs. Throughout the quarter ended March 31, 2013, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into the second quarter of 2013. Among the factors that could further shape demand for COs through the rest of the year, we note the potential downgrade of the U.S. federal government. We further note that the NRSROs have historically indicated that FHLBank credit ratings, including credit ratings for COs, are constrained by the rating of the U.S. federal government. Accordingly, a Moody's downgrade of the U.S. federal government could result in a downgrade of the FHLBanks and COs. For a discussion of how an NRSRO downgrade could impact us, see our 2012 Annual Report Item 1A — Risk Factors — Business and Reputation Risks — An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, require us to deliver collateral to certain derivatives counterparties, and/or adversely impact demand for certain of our products. Finally, as noted in our 2012 Annual Report Item 1A — Risk Factors — Market and Liquidity Risks — Legislative or regulatory reforms that impact investors in COs could adversely impact our funding availability and costs, the implementation of reforms impacting money-market funds could cause a significant reduction in the size of these funds, and thus, the loss of this investor base for short-term CO debt.

Capital

Capital at March 31, 2013, was $3.4 billion, a decrease of $193.8 million from $3.6 billion at year-end 2012. Capital stock declined by $253.0 million due to the repurchase of $300.0 million of excess capital stock (of which $25.0 million was mandatorily redeemable capital stock) offset in part by the issuance of $22.1 million of capital stock. Restricted retained earnings totaled $75.0 million at March 31, 2013, while total retained earnings at March 31, 2013, grew to $637.7 million, an increase of $50.1 million from December 31, 2012. Accumulated other comprehensive loss totaled $467.6 million at March 31, 2013, an improvement of $9.1 million from December 31, 2012.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2013, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

We note that Bank of America Rhode Island, N.A. has merged into its parent BANA in April 2013. BANA is ineligible for membership, so this merger resulted in the loss of our largest member by capital stock, holding $857.8 million, or 25.3 percent, of our total capital stock outstanding at March 31, 2013. For a discussion of our expectations of the impact of the loss of this member upon the expected completion of the merger, see Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership following the expiry of the stock redemption period. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $190.9 million and $215.9 million at March 31, 2013, and December 31, 2012, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock in the 2012 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at March 31, 2013, and December 31, 2012 (dollars in thousands).

Expiry of Redemption Period	March 31, 2013	December 31, 2012
Due in one year or less	$73,312	$80,259
Due after one year through two years	—	—
Due after two years through three years	116,745	—
Due after three years through four years	—	134,590
Due after four years through five years	832	1,014
Total	$190,889	$215,863

Our ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2012 Annual Report. As discussed in that Item, we may repurchase excess stock in our sole discretion, although we note our continuing moratorium on repurchases of excess stock other than in limited, former member-related instances of insolvency. Although we completed a partial repurchase of excess stock on each of March 11, 2013, and March 9, 2012, there are no plans to conduct another excess stock repurchase in 2013. Further, on January 25, 2013, our board of directors adopted a resolution that it will not conduct excess stock repurchases other than in limited, former member-related instances of insolvency without obtaining the FHFA's nonobjection, which we do not expect to pursue again in 2013. We will consider whether and how to conduct other repurchases of excess stock as part of our business planning process for 2014.

At March 31, 2013, and December 31, 2012, excess stock totaled $1.9 billion and $2.1 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2013	$643,311	$866,923	$1,510,309	$3,393,100	$1,882,791
December 31, 2012	639,941	898,557	1,538,519	3,671,027	2,132,508
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2012 Annual Report.

By letter dated March 26, 2013, the Acting Director of the FHFA notified us that, based on December 31, 2012, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the FHFA has not yet notified us of our capital classification based on March 31, 2013, financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating range of 4.0 percent to 7.5 percent for our capital ratio, a range adopted in conjunction with our capital preservation measures. Our capital ratio was 10.9 percent at March 31, 2013, a ratio in excess of the targeted operating range. This results principally from our limited repurchases of excess stock accompanied with a significant decline in advances balances since 2008, as discussed under — Executive Summary — Decline of Advances Balances.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of our regulatory capital requirement plus our retained earnings target. As of March 31, 2013, this internal minimum capital requirement equaled $2.3 billion, which was satisfied by our actual regulatory capital of $4.0 billion.

Retained Earnings Target

Our retained earnings target is $825.0 million, a target approved by the board of directors on February 21, 2013, in recognition of the continuing improvement in our financial condition. For information on how we select and adjust our retained earnings target, including our response to FHFA regulations, orders, or guidance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Internal Capital Practices and Policies — Retained Earnings Target in the 2012 Annual Report.

At March 31, 2013, we had total retained earnings of $637.7 million, consisting of $562.7 million in unrestricted retained earnings and $75.0 million in restricted retained earnings. For information on our restricted retained earnings contribution requirement, see Item 1 — Notes to the Financial Statements — Note 14 — Capital. Amounts in our restricted retained earnings account are not available to pay dividends. However, they may be applied to satisfy our internal retained earnings target, which is determined independently of the restricted retained earnings requirement defined under the Joint Capital Agreement.

Dividend Limitations

There are various limitations on our ability to declare dividends, as discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2012 Annual Report.

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

The FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP and interest expense on mandatorily redeemable capital stock. Based on our net income of $53.3 million for the three months ended March 31, 2013, our AHP assessment was $5.9 million. See Item 1 — Business — Assessments in the 2012 Annual Report for additional information regarding the AHP and REFCorp assessments.

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

We have identified five accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2012 Annual Report.

As of March 31, 2013, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements. Described below are the results of the sensitivity analysis for private-label MBS.

Other-Than-Temporary Impairment of Investment Securities

See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information related to management's other-than-temporary impairment analysis for the current period.

In addition to evaluating our residential private-label MBS under a base-case (or best estimate) scenario as discussed in Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index (HPI) scenario that was determined by the OTTI Governance Committee. This more stressful scenario was based on a housing price forecast that was decreased five percentage points followed by a recovery path that is 33.0 percent lower than the base case.

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of March 31, 2013 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ending March 31, 2013	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	1	$1,303	$(8)	2	$8,045	$(189)
Alt-A	7	59,612	(413)	35	569,459	(13,216)
Subprime	—	—	—	3	2,368	(29)
Total private-label MBS	8	$60,915	$(421)	40	$579,872	$(13,434)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

RISK MANAGEMENT

Operational Risk

We are subject to operational risk, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Operational Risk in the 2012 Annual Report. Natural disasters, acts of terrorism or other catastrophic events could result in our inability to conduct important operations resulting in business disruption. Such a disruption could adversely impact our reputation, relationships with our members, and results of operations. Accordingly, we take various steps intended to minimize the risks of business disruption. Among other steps, we maintain a business-continuity / disaster-recovery site in Massachusetts to provide continuity of operations in the event that our headquarters in Boston, Massachusetts becomes unavailable and also have a reciprocal back-up agreement with the FHLBank of Topeka to provide short-term advances to our members, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Operational Risk in the 2012 Annual

Report. As an example, we conducted our critical operations from our business-continuity / disaster-recovery site in April 2013, for two days. Although we were able to continue our business operations at our disaster-recovery site without any important disruptions from these acts of terrorism, there can be no assurance that we will be able to maintain our business operations without material disruptions in the event of any natural disaster, act of terrorism, or other catastrophic events.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which we operate has changed significantly over the past few years, starting with the Housing and Economic Recovery Act of 2008, as amended, and continuing with financial regulators' issuance of proposed and/or final rules to implement the Dodd-Frank Act and deliberations by the U.S. Congress regarding housing finance and GSE reform. Our business operations, funding costs, rights or obligations, and the business environment in which we carry out our housing finance mission, are likely to be impacted by these developments. However, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

Financial Stability Oversight Council (the Oversight Council) Regulatory Developments

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Oversight Council issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a "nonbank financial company" for supervision by the Federal Reserve Board and to be subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50.0 billion or more of total consolidated assets (as of March 31, 2013, we had $36.9 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20.0 billion or more in total debt outstanding (as of March 31, 2013, we had $31.7 billion in total outstanding COs, our principal form of outstanding debt);

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the FHFA). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then our operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

On April 5, 2013, the Federal Reserve published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities." The final rule provides that a company is “predominantly engaged in financial activities” and thus a “nonbank financial company” if:

•
the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85 percent or more of the company's consolidated annual gross revenues in that fiscal year;

•
the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85 percent or more of the company's consolidated total assets as of the end that fiscal year; or

•
it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,” based on all the facts and circumstances, that (i) the consolidated annual gross financial revenues of the company represent 85 percent or more of the company's consolidated annual gross revenues; or (ii) the consolidated total financial assets of the company represent 85 percent or more of the company's consolidated total assets.

Under the final rule, we would likely be a nonbank financial company.

The final rule also defines the terms "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the Federal Reserve; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year; and "significant bank holding company" as ''any bank holding company or company that is, or is treated in the United States as, a bank holding company, that had $50.0 billion or more in total consolidated assets as of the end of the most recently completed calendar year.''

If we are designated for supervision by the Federal Reserve (and therefore a significant nonbank financial company), we would be subject to increased supervision and oversight as described above, and our operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform. The Oversight Council requested comments on certain proposed recommendations for structural reforms of MMFs with a comment deadline of February 15, 2013. The Oversight Council stated that such reforms are intended to address the structural vulnerabilities of MMFs. The SEC has also indicated an interest in the possible reform of these funds. The proposed reforms could reduce investor interest in money market funds, which, in turn, are a significant investor in short-term CO bonds and discount notes. Accordingly, these reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

FHFA Regulatory Actions

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the FHFA issued a notice of proposed rulemaking with a comment deadline of December 4, 2012 that would implement a provision in the Dodd-Frank Act that requires all financial companies with total consolidated assets over $10.0 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The FHFA proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the FHFA and the Federal Reserve and to then publicly disclose a summary of that report within 90 days.

Additional Developments

Consumer Financial Protection Bureau (the CFPB) Final Qualified Mortgage (QM) Rule. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a QM. QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the FHFA announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a "QM" under those underwriting standards starting January 10, 2014. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations and the borrower's total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued the final ability to repay/final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2.0 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. The QM liability safe harbor could provide incentives to lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely impacted.

Basel Committee on Banking Supervision - Liquidity Framework. On January 6, 2013, the Basel Committee on Banking Supervision (the Basel Committee) announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (the LCR). The amendments include the following: (1) revisions to the definition of high quality liquid assets (HQLA) and net cash outflows; (2) a timetable for phase-in of the standard; (3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and (4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer would be set at 60 percent of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100 percent four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February 2013, it was reported that the U.S. banking regulators expect to customize the liquidity rules and expect to issue their final rules later in 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Sources and Types of Market and Interest-Rate Risk in the 2012 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

We use various strategies and techniques to manage our market and interest-rate risk including the following and combinations of the following:

•	the issuance of COs used to match interest-rate-risk exposures of our assets;

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate-risk of our debt (at March 31, 2013, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.1 billion, compared with $13.5 billion at December 31, 2012, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $958.0 million and $858.0 million at March 31, 2013, and December 31, 2012, respectively);

•
the issuance of CO bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bonds used in conjunction with interest-rate-exchange agreements was $8.8 billion, or 34.7 percent of our total outstanding CO bonds at March 31, 2013, compared with $8.9 billion, or 34.4 percent of total outstanding CO bonds, at December 31, 2012);

•
contractual provisions for advances with original fixed maturities of greater than six months that require borrowers to pay us prepayment fees, which make us financially indifferent if the borrower prepays such advances prior to maturity. These provisions protect against a loss of income under certain interest-rate environments;

•
the use of the duration extension portfolio (which totaled $1.8 billion at March 31, 2013, as compared with $2.1 billion at December 31, 2012), to hedge our net interest income against the impact of low interest rates, which is discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios in the 2012 Annual Report. We began investing under this strategy in July 2009 and discontinued further investments to this portfolio after March 2011. As a result, the balance of this portfolio is declining as assets mature, and the last assets will mature in May 2014; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed under Item 7A —Quantitative and Qualitative Disclosures About Market Risks — Strategies to Manage Market and Interest Rate Risk in the 2012 Annual Report.

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

We caution that care must be taken to properly interpret the results of the MVE analysis as the theoretical basis for these valuations may not be fully representative of future realized prices. Further, valuations are based on market curves and prices respective of individual assets, liabilities, and derivatives, and therefore are not representative of future net income to be earned by us through the spread between asset market curves and the market curves for funding costs. MVE should not be considered indicative of our market value as a going concern, because it does not consider future new business activities, risk-management strategies, or the net profitability of assets after funding costs are subtracted.

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

•
value at risk (VaR), which measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1978, consistent with FHFA regulations;

•	duration of equity, which measures percentage change to market value for a 100 basis point shift in rates;

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

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk in the 2012 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at March 31, 2013, and December 31, 2012.

Interest/Market-Rate Risk Metric	At March 31, 2013	At December 31, 2012	Target, Limit or Management Action Trigger at March 31, 2013
MVE	$3.8 billion	$3.9 billion	None
MVE/BVE	94.2%	92.7%	None
MVE/Par Stock	111.9%	107.6%	100% or higher (target)
Adjusted MVE/Par Stock	110.9%	109.9%	Maintain above 100% (limit)
Economic Capital Ratio	10.0%	9.6%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$89.8 million	$80.0 million	Maintain below $275.0 million (limit)
Duration of Equity	+0.2 years	+0.3 years	Maintain below +/- 4.0 years (limit)
Duration Gap	+0.3 months	+0.4 months	None
Duration Extension Portfolio VaR Limit (1)	$812,000	$1.4 million	Maintain below $125.0 million (limit)
Duration Extension Portfolio Interest Rate Shock	Market yields on GSE debt would have to rise by 324 basis points for the limit to be breached	Market yields on GSE debt would have to rise by 283 basis points for the limit to be breached	Maintain above 25 basis points (limit)
MPF Portfolio VaR Limit	$36.4 million	$27.0 million	Maintain below $68.8 million (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on equity is 50 basis points above the average yield on three-month LIBOR	Return on equity is 47 basis points above the average yield on three-month LIBOR	Maintain projected return on equity above three-month LIBOR over the following 12 month horizon (management action trigger)
_______________________

(1)	This metric is calculated net of any unrealized gain or loss.

The following chart displays our MVE to BVE and MVE to Par Stock ratios at prior period ends.

VAR at Different Confidence Levels

The table below presents the historical simulation VaR estimate as of March 31, 2013, and December 31, 2012, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2013		December 31, 2012
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.17)%	$(6.3)	(0.16)%	$(6.2)
75%	0.57	21.6	0.53	21.0
95%	1.51	57.3	1.42	56.1
99%	2.37	89.8	2.03	80.0
_______________________
(1)          Loss exposure is expressed as a percentage of base MVE.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

The sensitivities of market value of equity and the duration of equity to potential interest-rate scenarios are also metrics we monitor. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

	March 31, 2013
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE/BVE	96.2%	95.9%	95.7%	94.2%	93.7%	91.6%	88.4%
MVE/Par Stock	114.2%	113.9%	113.7%	111.9%	111.4%	108.9%	105.0%
Duration of Equity	+0.8 years	+0.3 years	+1.8 years	+0.2 years	+1.4 years	+2.9 years	+4.0 years
Return on Equity less LIBOR	2.6%	2.7%	2.8%	2.5%	1.9%	1.2%	0.5%
Net Income percent change from base	(16.7)%	(15.6)%	(8.3)%	—%	12.9%	24.6%	33.3%
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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is described in Item 3 — Legal Proceedings in the 2012 Annual Report.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.    RISK FACTORS

In addition to the risk factors below and other risks described herein, readers should carefully consider the risk factors set forth in the 2012 Annual Report that could materially impact our business, financial condition, or future results. The risks described below, elsewhere in this report, and in the 2012 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

CREDIT RISKS

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Although we only invested in senior tranches with the highest long-term debt rating when purchasing private-label MBS, many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs. See Part I — Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments for a description of our portfolio of investments in these securities.

As described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2012 Annual Report, other-than-temporary-impairment assessment is a subjective and complex determination by management.

High rates of delinquency and increasing loss-severity trends experienced on some of the loans underlying the MBS in our portfolio, as well as challenging macroeconomic factors, such as continuing high unemployment levels and the number of troubled residential mortgage loans, have caused us to use relatively stressful assumptions for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $421,000 for private-label MBS that we determined were other-than-temporarily impaired for the three months ended March 31, 2013. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities may be used by us in future other-than-temporary impairment assessments. As a possible outcome, we may recognize additional other-than-temporary impairment charges, which could be substantial. For example, as of March 31, 2013, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing-price forecast that was five percentage points lower than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, we are projected to realize an additional $13.0 million in credit losses.

We have also invested in securities issued by HFAs with an amortized cost of $188.5 million as of March 31, 2013. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although our policies require that HFA securities must carry a credit rating of double-A (or equivalent) or higher as of the date of purchase, some have since been downgraded and, when applicable, some of the related bond insurers have been downgraded. Further, the fair values of some of our HFA securities have also fallen. Gross unrealized losses on these securities totaled $19.8 million at March 31, 2013. Although we have determined that none of these securities is other-than-temporarily impaired at March 31, 2013, should the underlying loans underperform our projections, we could realize credit losses from these securities.

OPERATIONAL RISKS

Natural disasters, acts of terrorism or other catastrophic events could adversely impact our reputation, relationships with our members, and results of operations.

Natural disasters, acts of terrorism or other catastrophic events could result in our inability to conduct important operations resulting in business disruption. Such a disruption could adversely impact our reputation, relationships with our members, and results of operations. Although, we take various steps intended to minimize the risk of business disruption, as discussed under Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Operational Risk, there can be no assurance that we will be able to maintain our business operations without material disruptions in the event of any natural disaster, act of terrorism, or other catastrophic events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Exhibit Description
10.1	2013 Executive Incentive Plan* (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on March 29, 2013)
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 13, 2013	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 13, 2013	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer