Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Boston
filed 2013-08-12
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2013
Class A Stock, par value $100	zero
Class B Stock, par value $100	33,930,531

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$370,302	$240,945
Interest-bearing deposits	895	192
Securities purchased under agreements to resell	3,000,000	4,015,000
Federal funds sold	1,500,000	600,000
Investment securities:
Trading securities	252,585	274,293
Available-for-sale securities - includes $3,408 and $8,582 pledged as collateral at June 30, 2013, and December 31, 2012, respectively that may be repledged	4,434,655	5,268,237
Held-to-maturity securities - includes $71,267 and $100,124 pledged as collateral at June 30, 2013, and December 31, 2012, respectively that may be repledged (a)	4,709,735	5,396,335
Total investment securities	9,396,975	10,938,865
Advances	21,463,205	20,789,704
Mortgage loans held for portfolio, net of allowance for credit losses of $1,999 and $4,414 at June 30, 2013, and December 31, 2012, respectively	3,474,211	3,478,896
Accrued interest receivable	91,073	100,404
Premises, software, and equipment, net	3,813	4,382
Derivative assets, net	55	111
Other assets	40,537	40,518
Total Assets	$39,341,066	$40,209,017
LIABILITIES
Deposits:
Interest-bearing	$576,413	$557,440
Non-interest-bearing	27,717	37,528
Total deposits	604,130	594,968
Consolidated obligations (COs):
Bonds	24,420,970	26,119,848
Discount notes	9,875,566	8,639,048
Total consolidated obligations	34,296,536	34,758,896
Mandatorily redeemable capital stock	977,390	215,863
Accrued interest payable	94,063	96,356
Affordable Housing Program (AHP) payable	55,636	50,545
Derivative liabilities, net	695,727	907,092
Other liabilities	20,555	19,198
Total liabilities	36,744,037	36,642,918
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,012 shares and 34,552 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	2,401,209	3,455,165
Retained earnings:
Unrestricted	587,786	523,203
Restricted	82,136	64,351
Total retained earnings	669,922	587,554
Accumulated other comprehensive loss	(474,102)	(476,620)
Total capital	2,597,029	3,566,099
Total Liabilities and Capital	$39,341,066	$40,209,017
_______________________________________
(a)   Fair values of held-to-maturity securities were $5,068,148 and $5,699,230 at June 30, 2013, and December 31, 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Advances	$56,929	$72,967	$116,040	$152,486
Prepayment fees on advances, net	4,701	28,172	16,616	32,474
Securities purchased under agreements to resell	530	2,425	1,418	4,614
Federal funds sold	310	517	746	1,028
Trading securities	2,412	2,536	4,838	5,086
Available-for-sale securities	16,183	17,348	34,760	31,763
Held-to-maturity securities	30,910	37,665	63,011	76,388
Prepayment fees on investments	1,002	115	3,726	202
Mortgage loans held for portfolio	32,295	34,548	64,692	69,313
Other	1	1	3	1
Total interest income	145,273	196,294	305,850	373,355
INTEREST EXPENSE
Consolidated obligations - bonds	82,174	103,532	164,398	210,359
Consolidated obligations - discount notes	1,424	2,913	3,211	4,496
Deposits	(2)	13	9	31
Mandatorily redeemable capital stock	965	284	1,172	574
Other borrowings	2	—	2	1
Total interest expense	84,563	106,742	168,792	215,461
NET INTEREST INCOME	60,710	89,552	137,058	157,894
Reduction of provision for credit losses	(1,190)	(383)	(2,277)	(1,534)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	61,900	89,935	139,335	159,428
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(93)	(5,763)	(100)	(12,141)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(301)	4,271	(715)	7,689
Net other-than-temporary impairment losses on investment securities, credit portion	(394)	(1,492)	(815)	(4,452)
Loss on early extinguishment of debt	(1,821)	(12,001)	(4,388)	(12,001)
Service fees	1,695	1,492	3,112	2,991
Net unrealized (losses) gains on trading securities	(9,692)	5,720	(12,004)	3,622
Net gains (losses) on derivatives and hedging activities	6,157	(8,162)	7,245	(6,423)
Other	(2,805)	2,420	(2,707)	2,525
Total other loss	(6,860)	(12,023)	(9,557)	(13,738)
OTHER EXPENSE
Compensation and benefits	8,317	8,446	16,821	17,318
Other operating expenses	4,897	4,810	9,389	9,062
Federal Housing Finance Agency (the FHFA)	667	1,074	1,707	2,399
Office of Finance	580	736	1,253	1,441
Other	929	605	1,675	1,197
Total other expense	15,390	15,671	30,845	31,417
INCOME BEFORE ASSESSMENTS	39,650	62,241	98,933	114,273
AHP	4,061	6,253	10,010	11,485
NET INCOME	$35,589	$55,988	$88,923	$102,788

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$35,589	$55,988	$88,923	$102,788
Other comprehensive income:
Net unrealized losses on available-for-sale securities	(37,530)	(2,731)	(44,476)	(1,882)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion	(63)	(4,553)	(63)	(8,918)
Reclassification adjustment for noncredit portion of other-than-temporary impairment losses recognized as credit losses included in net income	364	282	778	1,229
Accretion of noncredit portion	14,735	18,223	29,744	38,293
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	15,036	13,952	30,459	30,604
Net unrealized gains (losses) relating to hedging activities
Unrealized gains (losses)	16,746	(19,424)	17,174	(22,426)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	3	3	7	7
Total net unrealized gains (losses) relating to hedging activities	16,749	(19,421)	17,181	(22,419)
Pension and postretirement benefits	(787)	(410)	(646)	(334)
Total other comprehensive (loss) income	(6,532)	(8,610)	2,518	5,969
Total comprehensive income	$29,057	$47,378	$91,441	$108,757

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL SIX MONTHS ENDED JUNE 30, 2013 and 2012 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2011	36,253	$3,625,348	$375,158	$22,939	$398,097	$(534,411)	$3,489,034
Proceeds from sale of capital stock	340	33,948					33,948
Repurchase of capital stock	(2,374)	(237,412)					(237,412)
Shares reclassified to mandatorily redeemable capital stock	(10)	(1,014)					(1,014)
Comprehensive income			82,231	20,557	102,788	5,969	108,757
Cash dividends on capital stock			(9,059)		(9,059)		(9,059)
BALANCE, JUNE 30, 2012	34,209	$3,420,870	$448,330	$43,496	$491,826	$(528,442)	$3,384,254

BALANCE, DECEMBER 31, 2012	34,552	$3,455,165	$523,203	$64,351	$587,554	$(476,620)	$3,566,099
Proceeds from sale of capital stock	801	80,128					80,128
Repurchase of capital stock	(2,750)	(275,010)					(275,010)
Shares reclassified to mandatorily redeemable capital stock	(8,591)	(859,074)					(859,074)
Comprehensive income			71,138	17,785	88,923	2,518	91,441
Cash dividends on capital stock			(6,555)		(6,555)		(6,555)
BALANCE, JUNE 30, 2013	24,012	$2,401,209	$587,786	$82,136	$669,922	$(474,102)	$2,597,029

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$88,923	$102,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(20,596)	(10,565)
Reduction of provision for credit losses	(2,277)	(1,534)
Change in net fair-value adjustments on derivatives and hedging activities	(9,423)	96,468
Net other-than-temporary impairment losses on investment securities, credit portion	815	4,452
Loss on early extinguishment of debt	4,388	12,001
Other adjustments	587	(119)
Net change in:
Market value of trading securities	12,004	(3,622)
Accrued interest receivable	9,331	8,287
Other assets	1,780	(5,154)
Accrued interest payable	(2,293)	(3,472)
Other liabilities	4,577	15,667
Total adjustments	(1,107)	112,409
Net cash provided by operating activities	87,816	215,197

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(703)	(73)
Securities purchased under agreements to resell	1,015,000	900,000
Federal funds sold	(900,000)	1,270,000
Premises, software, and equipment	(379)	(398)
Trading securities:
Proceeds from long-term	9,704	2,045
Available-for-sale securities:
Proceeds from long-term	971,439	769,977
Purchases of long-term	(289,846)	(1,454,937)
Held-to-maturity securities:
Proceeds from long-term	719,287	685,471
Advances to members:
Proceeds	93,354,367	63,346,246
Disbursements	(94,181,012)	(64,658,859)
Mortgage loans held for portfolio:
Proceeds	417,133	400,133
Purchases	(423,677)	(610,394)
Proceeds from sale of foreclosed assets	6,213	5,078
Net cash provided by investing activities	697,526	654,289

FINANCING ACTIVITIES
Net change in deposits	9,939	(4,705)
Net payments on derivatives with a financing element	(9,124)	(20,196)
Net proceeds from issuance of consolidated obligations:
Discount notes	25,008,306	74,033,916
Bonds	2,744,388	4,705,507

Bonds transferred from other Federal Home Loan Banks	80,136	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(23,771,506)	(72,075,974)
Bonds	(4,419,140)	(6,921,816)
Proceeds from issuance of capital stock	80,128	33,948
Payments for redemption of mandatorily redeemable capital stock	(97,547)	(12,580)
Payments for repurchase of capital stock	(275,010)	(237,412)
Cash dividends paid	(6,555)	(9,059)
Net cash used in financing activities	(655,985)	(508,371)
Net increase in cash and due from banks	129,357	361,115
Cash and due from banks at beginning of the year	240,945	112,094
Cash and due from banks at end of the period	$370,302	$473,209
Supplemental disclosures:
Interest paid	$211,485	$251,461
AHP payments	$4,852	$1,503
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$5,547	$5,814

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to United States Treasuries and London Interbank Offered Rates (LIBOR), will provide a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We are currently evaluating the potential impact this guidance may have on our hedging strategies.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. On February 28, 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013, and should be applied retrospectively to obligations with joint and several liability existing at the beginning of an entity's fiscal year of adoption. This guidance is not expected to materially affect our financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board (the IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013, to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. We are required to disclose both gross and net information about derivative, repurchase, and security lending instruments that meet these criteria. This guidance, as amended, became effective for us for interim and annual periods beginning on January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of this guidance has resulted in additional financial statement disclosures but did not affect our financial condition, results of operations, or cash flows. See Note 10 — Derivatives and Hedging Activities for disclosures related to this guidance.

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

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying loans, other real estate owned, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. However, the FHFA issued additional guidance indicating that the asset classification provisions in AB 2012-02 should be implemented by January 1, 2014, and that the charge-off provisions in AB 2012-02 should be implemented no later than January 1, 2015. We are currently assessing the provisions of AB 2012-02 and have not yet determined its anticipated effect on our financial condition, results of operations, and cash flows.

Note 3 — Trading Securities

Major Security Types. Our trading securities as of June 30, 2013, and December 31, 2012, were (dollars in thousands):

	June 30, 2013	December 31, 2012
Mortgage-backed securities (MBS)
United States (U.S.) government-guaranteed – residential	$15,612	$16,876
Government-sponsored enterprises (GSEs) – residential	4,229	4,946
GSEs – commercial	232,744	252,471
Total	$252,585	$274,293

Net unrealized losses on trading securities held for the six months ended June 30, 2013 amounted to $12.0 million and net unrealized gains on trading securities held for the six months ended June 30, 2012 amounted to $3.6 million.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of June 30, 2013, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$459,336	$—	$(22,473)	$436,863
U.S. government-owned corporations	294,247	—	(35,456)	258,791
GSEs	1,459,025	11,886	(11,189)	1,459,722
	2,212,608	11,886	(69,118)	2,155,376
MBS
U.S. government guaranteed – residential	319,736	371	(2,520)	317,587
GSEs – residential	1,969,430	6,581	(14,319)	1,961,692
	2,289,166	6,952	(16,839)	2,279,279
Total	$4,501,774	$18,838	$(85,957)	$4,434,655
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

As of June 30, 2013, the amortized cost of our available-for-sale securities included net premiums of $71.8 million. Of that amount, $39.8 million of net premiums related to non-MBS and $32.0 million of net premiums related to MBS. As of December 31, 2012, the amortized cost of our available-for-sale securities included net premiums of $67.2 million. Of that amount, $50.2 million of net premiums related to non-MBS and $17.0 million of net premiums related to MBS.

The following table summarizes our available-for-sale securities with unrealized losses as of June 30, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$436,863	$(22,473)	$436,863	$(22,473)
U.S. government-owned corporations	—	—	258,791	(35,456)	258,791	(35,456)
GSEs	—	—	112,830	(11,189)	112,830	(11,189)
	—	—	808,484	(69,118)	808,484	(69,118)

MBS
U.S. government guaranteed – residential	250,837	(2,520)	—	—	250,837	(2,520)
GSEs – residential	1,357,159	(14,319)	—	—	1,357,159	(14,319)
	1,607,996	(16,839)	—	—	1,607,996	(16,839)
Total temporarily impaired	$1,607,996	$(16,839)	$808,484	$(69,118)	$2,416,480	$(85,957)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at June 30, 2013, and December 31, 2012, were (dollars in thousands):

	June 30, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,335,006	$1,346,892	$1,147,950	$1,156,133
Due after one year through five years	—	—	786,779	804,498
Due after five years through 10 years	—	—	—	—
Due after 10 years	877,602	808,484	970,490	889,018
	2,212,608	2,155,376	2,905,219	2,849,649
MBS (1)	2,289,166	2,279,279	2,385,661	2,418,588
Total	$4,501,774	$4,434,655	$5,290,880	$5,268,237
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of June 30, 2013, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$10,784	$—	$10,784	$920	$—	$11,704
State or local housing-finance-agency obligations (HFA securities)	186,939	—	186,939	37	(24,453)	162,523
GSEs	68,380	—	68,380	873	—	69,253
	266,103	—	266,103	1,830	(24,453)	243,480
MBS
U.S. government guaranteed – residential	32,779	—	32,779	757	—	33,536
U.S. government guaranteed – commercial	307,542	—	307,542	2,811	—	310,353
GSEs – residential	2,028,478	—	2,028,478	53,703	(1,043)	2,081,138
GSEs – commercial	837,156	—	837,156	49,764	—	886,920
Private-label – residential	1,558,980	(353,688)	1,205,292	300,248	(24,206)	1,481,334
Private-label – commercial	8,574	—	8,574	87	—	8,661
Asset-backed securities (ABS) backed by home equity loans	24,839	(1,028)	23,811	958	(2,043)	22,726
	4,798,348	(354,716)	4,443,632	408,328	(27,292)	4,824,668
Total	$5,064,451	$(354,716)	$4,709,735	$410,158	$(51,745)	$5,068,148

Our held-to-maturity securities as of December 31, 2012, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$12,877	$—	$12,877	$1,243	$—	$14,120
HFA securities	189,719	—	189,719	44	(17,881)	171,882
GSEs	69,246	—	69,246	1,521	—	70,767
	271,842	—	271,842	2,808	(17,881)	256,769
MBS
U.S. government guaranteed – residential	38,313	—	38,313	879	—	39,192
U.S. government guaranteed – commercial	451,559	—	451,559	8,273	—	459,832
GSEs – residential	2,357,479	—	2,357,479	78,105	(337)	2,435,247
GSEs – commercial	957,503	—	957,503	84,282	(2)	1,041,783
Private-label – residential	1,669,041	(384,051)	1,284,990	183,581	(34,184)	1,434,387
Private-label – commercial	9,822	—	9,822	321	—	10,143
ABS backed by home equity loans	25,951	(1,124)	24,827	719	(3,669)	21,877
	5,509,668	(385,175)	5,124,493	356,160	(38,192)	5,442,461
Total	$5,781,510	$(385,175)	$5,396,335	$358,968	$(56,073)	$5,699,230

As of June 30, 2013, the amortized cost of our held-to-maturity securities included net discounts of $471.8 million. Of that amount, net premiums of $1.1 million related to non-MBS and net discounts of $472.9 million related to MBS. As of

December 31, 2012, the amortized cost of our held-to-maturity securities included net discounts of $494.9 million. Of that amount, net premiums of $1.9 million related to non-MBS and net discounts of $496.8 million related to MBS.

The following table summarizes our held-to-maturity securities with unrealized losses as of June 30, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$154,677	$(24,453)	$154,677	$(24,453)

MBS
GSEs – residential	32,602	(709)	50,673	(334)	83,275	(1,043)
Private-label – residential	10,405	(656)	1,008,620	(109,261)	1,019,025	(109,917)
ABS backed by home equity loans	—	—	21,313	(2,262)	21,313	(2,262)
	43,007	(1,365)	1,080,606	(111,857)	1,123,613	(113,222)
Total	$43,007	$(1,365)	$1,235,283	$(136,310)	$1,278,290	$(137,675)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at June 30, 2013, and December 31, 2012, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	June 30, 2013			December 31, 2012
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$68,379	$68,379	$69,253	$—	$—	$—
Due after one year through five years	1,224	1,224	1,298	69,581	69,581	71,102
Due after five years through 10 years	31,650	31,650	32,123	32,562	32,562	33,604
Due after 10 years	164,850	164,850	140,806	169,699	169,699	152,063
	266,103	266,103	243,480	271,842	271,842	256,769
MBS (2)	4,798,348	4,443,632	4,824,668	5,509,668	5,124,493	5,442,461
Total	$5,064,451	$4,709,735	$5,068,148	$5,781,510	$5,396,335	$5,699,230
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

Note 6 — Other-Than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities for other-than-temporary impairment each quarter. As part of our evaluation of securities for other-than-temporary impairment, we consider whether we intend to sell each security for which fair value is less than amortized cost or whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the remaining amortized cost. If either of these conditions is met, we recognize an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the statement of condition date. For securities in an unrealized loss position that meet neither of these conditions (excluding Agency MBS) and for all residential private-label MBS, we perform a cash-flow analysis to determine whether the entire amortized cost basis of these impaired securities, including all previously other-than-temporarily impaired securities, will be recovered. If we do not expect to recover the entire amount, the unrealized loss position is considered to be other-than-temporarily impaired. We evaluate the security's other-than-temporary impairment to determine the amount of credit loss to be recognized in earnings, which is limited to the amount of that security's unrealized loss.

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

Available-for-Sale Securities

As a result of these evaluations, we determined that none of our available-for-sale securities were other-than-temporarily impaired at June 30, 2013. At June 30, 2013, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These unrealized losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of June 30, 2013:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of June 30, 2013, are expected to return contractual principal and interest, based on our review and analysis of independent third-party credit reports on the supranational institution, and such supranational institution is rated triple-A (or equivalent) by each of the nationally recognized statistical rating organizations (NRSROs).

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

•
Agency MBS. For MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations.

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of June 30, 2013, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of June 30, 2013, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at June 30, 2013.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among all 12 district Federal Home Loan Banks (the FHLBanks), the FHLBanks have implemented an FHLBank System governance committee (the OTTI Governance Committee) and established a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. We use the FHLBanks' uniform framework and approved assumptions for purposes of our other-than-temporary impairment cash-flow analyses of our private-label residential MBS and certain home equity loan investments. For certain private-label residential MBS and home equity loan investments where underlying collateral data is not available, we have used alternative procedures to assess these securities for other-than-temporary impairment. We are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

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

	June 30, 2013
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	168	$1,999,089	$1,537,068	$1,188,191	$1,461,898
FHLBank of Chicago	16	21,247	20,669	19,716	18,936
Our own cash-flow projections	8	28,970	22,932	18,046	20,034

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), based on an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one core urban area with a population of 10,000 or more people, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties. The OTTI Governance Committee developed a short-term housing price forecast using whole percentages, with projected changes ranging from further declines of 5.0 percent to increases of 7.0 percent over the 12 month period beginning April 1, 2013. For the vast majority of markets, the short-term forecast has changes ranging from further declines of 3.0 percent to increases of 5.0 percent. Thereafter home prices were projected to recover using one of five different recovery paths. Under those recovery paths, home prices were projected to increase as follows:

Months	Recovery Range
1-6	0.0%	to	3.0%
7-12	1.0%	to	4.0%
13-18	2.0%	to	4.0%
19-30	2.0%	to	5.0%
31-54	2.0%	to	6.0%
Thereafter	2.3%	to	5.6%

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended June 30, 2013 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent
Private-label residential MBS
Alt-A (1)
2007	$25,122	4.4%	65.1%	43.9%	30.7%
2005	2,271	8.6	59.0	43.2	—
2004 and prior	1,287	7.0	27.0	42.3	15.8
Total Alt-A	$28,680	4.9%	62.9%	43.8%	27.6%
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through June 30, 2013 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance. We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 6, for example) as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

	June 30, 2013
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$67,580	$57,580	$43,241	$56,546
Private-label residential MBS – Alt-A	1,654,005	1,196,168	856,819	1,143,639
ABS backed by home equity loans – Subprime	5,185	4,600	3,571	4,529
Total other-than-temporarily impaired securities	$1,726,770	$1,258,348	$903,631	$1,204,714

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$485,914	$533,862	$497,102	$544,833
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	394	1,492	815	4,452
Reductions:
Securities matured or paid-down during the period	(9,673)	(12,147)	(18,366)	(24,632)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(4,392)	(2,553)	(7,308)	(3,999)
Balance at end of period	$472,243	$520,654	$472,243	$520,654
_______________________

(1)
For the three months ended June 30, 2013 and 2012, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to April 1, 2013 and 2012. For the six months ended June 30, 2013 and 2012, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2013 and 2012.

Note 7 — Advances

General Terms. At June 30, 2013, and December 31, 2012, we had advances outstanding with interest rates ranging from (0.18) percent to 8.37 percent and (0.15) percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$14,806	0.43%	$12,893	0.53%
Due in one year or less	9,213,053	0.77	8,273,972	1.00
Due after one year through two years	2,038,240	2.60	2,198,709	2.61
Due after two years through three years	2,150,018	2.32	1,921,353	2.57
Due after three years through four years	2,665,278	2.82	2,347,511	2.56
Due after four years through five years	2,741,170	2.49	3,033,895	3.04
Thereafter	2,270,667	2.80	2,481,519	2.96
Total par value	21,093,232	1.81%	20,269,852	2.05%
Premiums	55,428		52,435
Discounts	(20,513)		(23,087)
Market value of embedded derivatives (1)	403		1,163
Hedging adjustments	334,655		489,341
Total	$21,463,205		$20,789,704
_________________________

(1)
At June 30, 2013, and December 31, 2012, we had certain advances with embedded features that met the requirements to be separated from the host contract and designate the embedded features as a stand-alone derivative.

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At June 30, 2013, and December 31, 2012, we had putable advances outstanding totaling $3.0 billion and $3.3 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	June 30, 2013		December 31, 2012
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$14,806	0.1%	$12,893	0.1%
Due in one year or less	11,888,228	56.4	11,218,147	55.3
Due after one year through two years	1,809,990	8.5	1,919,209	9.5
Due after two years through three years	1,916,618	9.1	1,779,103	8.8
Due after three years through four years	1,696,753	8.0	1,906,611	9.4
Due after four years through five years	1,681,920	8.0	1,441,870	7.1
Thereafter	2,084,917	9.9	1,992,019	9.8
Total par value	$21,093,232	100.0%	$20,269,852	100.0%

We also offer callable advances that provide borrowers with the right to call, on predetermined option exercise dates, the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee (a prepayment fee) that makes us financially indifferent to the prepayment of the advance. At both June 30, 2013, and December 31, 2012, we had callable advances outstanding totaling $32.5 million.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	June 30, 2013	December 31, 2012
Fixed-rate	$20,648,426	$19,179,459
Variable-rate	444,806	1,090,393
Total par value	$21,093,232	$20,269,852

Credit Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At June 30, 2013, and December 31, 2012, we had $3.5 billion and $1.8 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to two borrowers at June 30, 2013, and one borrower at December 31, 2012, representing 16.8 percent and 9.0 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

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

For the three and six months ended June 30, 2013 and 2012, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Prepayment fees received from borrowers	$7,653	$64,773	$28,374	$68,224
Less: hedging fair-value adjustments on prepaid advances	(1,697)	(37,444)	(13,207)	(39,145)
Less: net premiums associated with prepaid advances	(84)	(290)	(3,995)	(337)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(1,401)	(1,190)	(1,401)	(1,687)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	230	2,323	6,845	5,419
Net prepayment fees recognized in income	$4,701	$28,172	$16,616	$32,474

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

The following table presents certain characteristics of the mortgage loans in which we have invested (dollars in thousands):

	June 30, 2013	December 31, 2012
Real estate
Fixed-rate 15-year single-family mortgages	$640,419	$679,153
Fixed-rate 20- and 30-year single-family mortgages	2,775,576	2,743,955
Premiums	61,405	60,573
Discounts	(3,504)	(4,021)
Deferred derivative gains, net	2,314	3,650
Total mortgage loans held for portfolio	3,476,210	3,483,310
Less: allowance for credit losses	(1,999)	(4,414)
Total mortgage loans, net of allowance for credit losses	$3,474,211	$3,478,896

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	June 30, 2013	December 31, 2012
Conventional mortgage loans	$2,967,660	$2,979,067
Government mortgage loans	448,335	444,041
Total par value	$3,415,995	$3,423,108

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
Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At June 30, 2013, and December 31, 2012, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At June 30, 2013, and December 31, 2012, we did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the six months ended June 30, 2013 and 2012.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at June 30, 2013, and December 31, 2012. At June 30, 2013, and December 31, 2012, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

We invest in government mortgage loans secured by one- to four-family residential properties. Government mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture, or by the U.S. Department of Housing and Urban Development.

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for these loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2013, and December 31, 2012. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Conventional Mortgage Loans Held for Portfolio

We periodically adjust the key inputs to our method for determining our allowance for credit losses based on our investments in conventional mortgage loans. These adjustments are intended to align our loss projections with the market conditions that are relevant to these loans. The key inputs to our method include past and current performance of these loans (including portfolio-

delinquency and default-migration statistics), overall loan-portfolio-performance characteristics (including loss-mitigation features, especially credit enhancements, as discussed below under — Credit Enhancements), and loss-severity estimates for these loans. We update the following inputs at least once per quarter: current outstanding loan amounts, delinquency statistics of the portfolio, and related loss-mitigation features (including credit-enhancement and estimated credit-enhancement fee-recovery amounts) for all master commitments. A master commitment is a document which provides the general terms under which the participating financial institution will deliver mortgage loans, including a maximum loan delivery amount, maximum credit enhancement, if applicable, and expiration date. Additionally, we review our method's default migration factor on a quarterly basis to determine if the portfolio has exhibited any change in loans migrating from current to delinquent or from delinquent to default and make adjustments as appropriate.

We use a third-party loan-loss projection model to determine our loss-severity estimates for our master commitments. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices. We update our loss-severity estimates each quarter.

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

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2013 and 2012, as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2013 and 2012 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Allowance for credit losses
Balance at beginning of period	$3,361	$6,595	$4,414	$7,800
Charge-offs	(172)	(98)	(184)	(152)
Recoveries	—	—	46	—
Reduction of provision for credit losses	(1,190)	(383)	(2,277)	(1,534)
Balance at end of period	$1,999	$6,114	$1,999	$6,114
Ending balance, individually evaluated for impairment	$392	$—	$392	$—
Ending balance, collectively evaluated for impairment	$1,607	$6,114	$1,607	$6,114
Recorded investment, end of period (1)
Individually evaluated for impairment	$8,462	$1,524	$8,462	$1,524
Collectively evaluated for impairment	$3,024,198	$2,991,148	$3,024,198	$2,991,148
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at June 30, 2013, and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$36,020	$16,604	$52,624
Past due 60-89 days delinquent	13,536	4,894	18,430
Past due 90 days or more delinquent	46,637	19,347	65,984
Total past due	96,193	40,845	137,038
Total current loans	2,936,467	420,175	3,356,642
Total mortgage loans	$3,032,660	$461,020	$3,493,680
Other delinquency statistics
In process of foreclosure, included above (1)	$17,612	$7,589	$25,201
Serious delinquency rate (2)	1.56%	4.20%	1.91%
Past due 90 days or more still accruing interest	$—	$19,347	$19,347
Loans on nonaccrual status (3)	$46,937	$—	$46,937
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at June 30, 2013, and December 31, 2012, and the average recorded investment and interest income recognized on these loans during the three and six months ended June 30, 2013 and 2012 (dollars in thousands).

	As of June 30, 2013			As of December 31, 2012
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$3,393	$3,386	$—	$2,752	$2,726	$—
Individually evaluated impaired mortgage loans with a related allowance	5,069	5,041	392	—	—	—
Total individually evaluated impaired mortgage loans	$8,462	$8,427	$392	$2,752	$2,726	$—

	For the Three Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$3,203	$56	$1,537	$19
Individually evaluated impaired mortgage loans with a related allowance	1,690	32	—	—
Total individually evaluated impaired mortgage loans	$4,893	$88	$1,537	$19

	For the Six Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$3,161	$95	$1,128	$27
Individually evaluated impaired mortgage loans with a related allowance	844	90	—	—
Total individually evaluated impaired mortgage loans	$4,005	$185	$1,128	$27

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

Conventional mortgage loans are required to be credit enhanced so that the risk of loss is limited to the losses equivalent to an investor in a double-A rated MBS at the time of purchase. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit enhancement amount. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of each participating financial institution, which is calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a double-A rated MBS and our initial first-loss account exposure.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at June 30, 2013, and December 31, 2012, the amount of first-loss account remaining for losses attributable to us was $16.8 million and $16.7 million, respectively.

Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance-based credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $796,000 and $737,000 during the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, we incurred credit enhancement fees of $1.6 million and $1.5 million respectively.

Withheld performance-based credit-enhancement fees can mitigate losses from our investments in mortgage loans and therefore we consider our expectations by each master commitment for such withheld fees in determining the allowance for loan losses. More specifically, we determine the amount of credit-enhancement fees available to mitigate losses as follows: accrued credit-enhancement fees to be paid to participating financial institutions; plus projected credit-enhancement fees to be paid to the participating financial institutions using the weighted average life of the loans within each relevant master commitment (the CE Fees Estimation Factor); minus any losses incurred or expected to be incurred. For the year ended December 31, 2012, and the quarter ended March 31, 2013, we had determined the CE Fees Estimation Factor using the projected credit-enhancement fees to be paid to the participating financial institutions over the next 12 months. We believe that the approach we employed this period is an improvement from our prior estimation method. Available credit-enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient credit-enhancement fees to recover all losses while other master commitments may not.

The following table demonstrates the impact on our estimate of the allowance for credit losses resulting from the loss-mitigating features of conventional mortgage loans (dollars in thousands).

	June 30, 2013	December 31, 2012
Total estimated losses	$6,558	$10,053
Less: estimated losses in excess of the first-loss account, to be absorbed by participating financial institutions	(3,554)	(5,010)
Less: estimated performance-based credit-enhancement fees available for recapture	(1,005)	(629)
Net allowance for credit losses	$1,999	$4,414

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

Our program for mortgage loan troubled debt restructurings primarily involves modifying the borrower's monthly payment for a period of up to 36 months to achieve a housing expense ratio of no more than 31 percent of their qualifying monthly income. The principal amortization schedule for the outstanding principal balance is first re-calculated to reflect a new principal and interest payment for a term not to exceed 40 years. This results in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced for the temporary modification period of up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the desired 31 percent housing expense ratio is met.

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. During the three months ended June 30, 2013, we had one troubled debt restructuring. The recorded investment in the troubled debt restructuring post-modification was $403,000 as of the modification date. During the three months ended June 30, 2012, we had three troubled debt restructurings. The recorded investment in these troubled debt restructurings post-modification was $643,000 as of the modification date.

During the six months ended June 30, 2013, we had three troubled debt restructurings. The recorded investment in these troubled debt restructurings for both the pre-modification and post-modification was $759,000 as of the modification date.
During the six months ended June 30, 2012, we had six troubled debt restructurings. The recorded investment in these troubled debt restructurings post-modification was $1.2 million as of the modification date.

As of June 30, 2013, we had mortgage loans with a recorded investment of $3.5 million that are considered troubled debt restructurings of which $2.8 million were performing and $703,000 were non-performing. As of December 31, 2012, we had mortgage loans with a recorded investment of $2.8 million that are considered troubled debt restructurings, of which $1.9 million were performing and $912,000 were non-performing.

For the six months ended June 30, 2013, none of our investments in conventional mortgage loans modified as troubled debt restructurings within the previous 12 months experienced a payment default. A loan modified as a troubled debt restructuring is considered to be in default if its contractual principal or interest is 60 days or more past due.

As of June 30, 2013, we had two troubled debt restructurings with a recorded investment of $490,000 that resulted from borrowers that filed for Chapter 7 bankruptcy in which the bankruptcy court discharged the borrowers' obligations to us and the borrowers did not reaffirm the debt. We did not record an additional impairment charge or increase our allowance for credit losses since there are sufficient credit-enhancement fees remaining for the master commitment associated with these loans.

REO. At June 30, 2013, and December 31, 2012, we had $7.1 million and $8.7 million, respectively, in assets classified as REO. During the six months ended June 30, 2013 and 2012, we sold REO assets with a recorded carrying value of $6.6 million and $5.3 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net losses totaling $2.7 million and net gains totaling $114,000 during the six months ended June 30, 2013 and 2012, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

These investments are all short-term (less than three months to maturity). We invest in federal funds sold with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of June 30, 2013, and December 31, 2012, have since been repaid according to their contractual terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term secured loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or we will decrease the dollar value of the resale agreement accordingly. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at June 30, 2013, and December 31, 2012.

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

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute COs. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or cleared through a futures commission merchant (a clearing member) with a derivatives clearing organization (DCO) as the counterparty (cleared derivatives). We are not a derivative dealer and do not trade derivatives for short-term profit.

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

The following table presents the fair value of derivative instruments as of June 30, 2013 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$12,291,050	$45,786	$(675,857)
Forward-start interest-rate swaps	1,250,000	—	(47,684)
Total derivatives designated as hedging instruments	13,541,050	45,786	(723,541)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,673,500	5,368	(22,919)
Interest-rate caps or floors	300,000	172	—
Mortgage-delivery commitments (1)	26,474	16	(554)
Total derivatives not designated as hedging instruments	1,999,974	5,556	(23,473)
Total notional amount of derivatives	$15,541,024
Total derivatives before netting adjustments		51,342	(747,014)
Netting adjustments (2)		(51,287)	51,287
Derivative assets and derivative liabilities		$55	$(695,727)

_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

The following table presents the fair value of derivative instruments as of December 31, 2012 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$14,595,750	$87,463	$(896,248)
Forward-start interest-rate swaps	1,250,000	—	(64,897)
Total derivatives designated as hedging instruments	15,845,750	87,463	(961,145)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,364,500	849	(34,217)
Interest-rate caps or floors	300,000	50	—
Mortgage-delivery commitments (1)	30,938	35	(16)
Total derivatives not designated as hedging instruments	1,695,438	934	(34,233)
Total notional amount of derivatives	$17,541,188
Total derivatives before netting and collateral adjustments		88,397	(995,378)
Netting adjustments (2)		(88,286)	88,286
Derivative assets and derivative liabilities		$111	$(907,092)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

Net gains (losses) on derivatives and hedging activities recorded in Other Income (Loss) for the three and six months ended June 30, 2013 and 2012, were as follows (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$881	$(1,402)	$1,336	$(342)
Cash flow hedge ineffectiveness	36	—	40	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	6,456	(7,553)	7,331	(6,862)
Interest-rate caps or floors	83	(516)	122	(538)
Mortgage-delivery commitments	(1,299)	1,309	(1,584)	1,319
Total net gains related to derivatives not designated as hedging instruments	5,240	(6,760)	5,869	(6,081)
Net gains (losses) on derivatives and hedging activities	$6,157	$(8,162)	$7,245	$(6,423)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended June 30, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$97,799	$(97,412)	$387	$(37,830)
Investments	66,054	(65,411)	643	(9,427)
Deposits	(384)	384	—	394
COs – bonds	(45,882)	45,733	(149)	17,882
Total	$117,587	$(116,706)	$881	$(28,981)

	For the Three Months Ended June 30, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$13,891	$(15,804)	$(1,913)	$(49,414)
Investments	(62,448)	62,559	111	(10,227)
Deposits	(316)	316	—	385
COs – bonds	(24,275)	24,675	400	22,937
Total	$(73,148)	$71,746	$(1,402)	$(36,319)
______________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

	For the Six Months Ended June 30, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$155,288	$(154,686)	$602	$(77,590)
Investments	94,312	(93,504)	808	(19,567)
Deposits	(778)	778	—	788
COs – bonds	(69,134)	69,060	(74)	38,976
Total	$179,688	$(178,352)	$1,336	$(57,393)

	For the Six Months Ended June 30, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$54,130	$(55,682)	$(1,552)	$(103,679)
Investments	(12,711)	13,504	793	(20,370)
Deposits	(615)	615	—	766
COs – bonds	(102,167)	102,584	417	47,890
Total	$(61,363)	$61,021	$(342)	$(75,393)
______________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The gain or loss recognized in other comprehensive income for forward-start interest-rate swaps associated with CO bond hedged items in cash-flow hedging relationships was a gain of $16.7 million and a loss of $19.4 million for the three months ended June 30, 2013 and 2012, respectively, and was a gain of $17.2 million and a loss of $22.4 million for the six months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013 and 2012, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2013, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of June 30, 2013, the amount of deferred net losses on derivative instruments accumulated in other comprehensive loss, related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $488,000.

Managing Credit Risk on Derivatives. We are subject to credit risk on our hedging activities due to the risk of nonperformance by nonmember counterparties (including DCOs and their clearing members acting as agent to the DCOs as well as bilateral counterparties) to the derivative agreements. We manage credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. All counterparties must execute master-netting agreements prior to entering into any non-cleared derivative (bilateral derivative) with us.

Our master-netting agreements for bilateral derivatives contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts varies according to the counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

Certain bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all derivative instruments with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2013, was $694.9 million for which we had delivered collateral with a post-haircut value of $539.7 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2013 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of June 30, 2013

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$40,663
AA-	A+, A or A-	51,837
A-	below A-	39,282
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $22.5 million could be called by counterparties as of June 30, 2013, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

We execute bilateral derivatives with nonmember counterparties with long-term ratings of single-A (or equivalent) or better by the major NRSROs at the time of the transaction, although risk-reducing trades are permitted for counterparties whose ratings have fallen below these ratings. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 12 —

Consolidated Obligations for additional information. See also Note 18 — Commitments and Contingencies for a discussion of assets we have pledged to these counterparties.

For cleared derivatives, the DCO is our counterparty. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to institutional credit risk in the event that one of our agents (clearing members) or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin maintained with its clearing members, is substituted for the credit risk exposure of individual counterparties in bilateral derivatives and collateral is posted at least once daily for changes in the value of cleared derivatives through a clearing member.

Offsetting of Certain Derivative Assets and Derivative Liabilities. We may enter into enforceable master netting agreements for bilateral derivatives that contain provisions allowing the legal right of offset at the individual master agreement level. Where we have legal right of offset we have elected to offset by counterparty the gross derivative assets and gross derivative liabilities, and the related cash collateral received or pledged and associated accrued interest.

The following presents separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of June 30, 2013, and December 31, 2012 (dollars in thousands).

	June 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset
Gross recognized amount	$51,322	$(746,221)	$88,362	$(995,362)
Gross amounts of netting adjustments and cash collateral	(51,287)	51,287	(88,286)	88,286
Net amounts after offsetting adjustments	35	(694,934)	76	(907,076)
Derivative instruments without legal right of offset (1)	20	(793)	35	(16)
Total derivative assets and total derivative liabilities	55	(695,727)	111	(907,092)
Collateral not offset (2)
Collateral received or pledged - Can be sold or repledged	(4)	77,572	—	115,339
Collateral received or pledged - Cannot be sold or repledged	—	485,634	—	672,890
Net unsecured amount	$51	$(132,521)	$111	$(118,863)
_______________________
(1) Consists of mortgage delivery commitments and derivatives for which the enforceability of the legal right of offset has not yet been determined.

(2)
Includes cash collateral and non-cash collateral at fair value. Any overcollateralization at an individual clearing member or counterparty arrangement is not included in the determination of the net unsecured amount. At June 30, 2013, and December 31, 2012, we had additional net exposure of $5.5 million and $18.0 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net liability position.

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

Deposits at June 30, 2013, and December 31, 2012, include hedging adjustments of $1.9 million and $2.7 million, respectively.

The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	June 30, 2013	December 31, 2012
Interest bearing
Demand and overnight	$550,632	$530,887
Term	21,145	21,638
Other	4,636	4,915
Non-interest bearing
Other	27,717	37,528
Total deposits	$604,130	$594,968

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of June 30, 2013, and December 31, 2012.

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

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at June 30, 2013, and December 31, 2012, by year of contractual maturity (dollars in thousands):

	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$8,214,240	1.25%	$8,344,355	1.67%
Due after one year through two years	4,198,060	2.21	5,447,000	1.36
Due after two years through three years	3,586,190	2.17	3,482,025	2.44
Due after three years through four years	2,209,890	1.88	1,975,360	2.34
Due after four years through five years	2,098,990	2.26	3,122,805	2.22
Thereafter	3,888,410	2.48	3,433,690	2.55
Total par value	24,195,780	1.90%	25,805,235	1.94%
Premiums	248,973		270,614
Discounts	(21,563)		(22,842)
Hedging adjustments	(2,220)		66,841
	$24,420,970		$26,119,848
_______________________
(1)          The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at June 30, 2013, and December 31, 2012, included (dollars in thousands):

	June 30, 2013	December 31, 2012
Par value of CO bonds
Noncallable and non-putable	$21,702,780	$23,732,235
Callable	2,493,000	2,073,000
Total par value	$24,195,780	$25,805,235

The following is a summary of the CO bonds for which we are primarily liable at June 30, 2013, and December 31, 2012, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2013	December 31, 2012
Due in one year or less	$10,557,240	$10,222,355
Due after one year through two years	4,238,060	5,547,000
Due after two years through three years	3,656,190	3,537,025
Due after three years through four years	2,219,890	1,975,360
Due after four years through five years	1,888,990	2,917,805
Thereafter	1,635,410	1,605,690
Total par value	$24,195,780	$25,805,235

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at June 30, 2013, and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Par value of CO bonds
Fixed-rate	$20,240,780	$21,385,235
Simple variable-rate	3,070,000	3,570,000
Step-up	885,000	850,000
Total par value	$24,195,780	$25,805,235

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2013	$9,875,566	$9,876,500	0.07%
December 31, 2012	$8,639,048	$8,640,000	0.09%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

We charge the amount set aside for the AHP to income and recognize it as a liability. We then reduce the AHP liability as the funds are disbursed. We had outstanding principal in AHP advances of $98.5 million and $99.9 million at June 30, 2013, and December 31, 2012, respectively.

The following table presents a roll-forward of the AHP liability for the six months ended June 30, 2013, and year ended December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Balance at beginning of year	$50,545	$34,241
AHP expense for the period	10,010	23,122
AHP direct grant disbursements	(4,852)	(5,415)
AHP subsidy for AHP advance disbursements	(91)	(1,477)
Return of previously disbursed grants and subsidies	24	74
Balance at end of period	$55,636	$50,545

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

The following tables demonstrate our compliance with our regulatory capital requirements at June 30, 2013, and December 31, 2012 (dollars in thousands):

Risk-Based Capital Requirements	June 30, 2013	December 31, 2012

Permanent capital
Class B capital stock	$2,401,209	$3,455,165
Mandatorily redeemable capital stock	977,390	215,863
Retained earnings	669,922	587,554
Total permanent capital	$4,048,521	$4,258,582
Risk-based capital requirement
Credit-risk capital	$448,758	$473,233
Market-risk capital	126,694	80,026
Operations-risk capital	172,636	165,978
Total risk-based capital requirement	$748,088	$719,237
Permanent capital in excess of risk-based capital requirement	$3,300,433	$3,539,345

	June 30, 2013		December 31, 2012
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$748,088	$4,048,521	$719,237	$4,258,582
Total regulatory capital	$1,573,643	$4,048,521	$1,608,361	$4,258,582
Total capital-to-asset ratio	4.0%	10.3%	4.0%	10.6%

Leverage Ratio
Leverage capital	$1,967,053	$6,072,782	$2,010,451	$6,387,873
Leverage capital-to-assets ratio	5.0%	15.4%	5.0%	15.9%

Restricted Retained Earnings. Pursuant to a joint capital agreement among the FHLBanks, as amended (the Joint Capital Agreement), and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At June 30, 2013, our contribution requirement totaled $324.5 million. As of June 30, 2013, and December 31, 2012, restricted retained earnings totaled $82.1 million and $64.4 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2012	$(47,711)	$(434,344)	$(35,306)	$(2,471)	$(519,832)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses)	(2,731)	—	(19,424)	—	(22,155)
Noncredit other-than-temporary impairment losses	—	(4,553)	—	—	(4,553)
Accretion of noncredit loss	—	18,223	—	—	18,223
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	282	—	—	282
Amortization - hedging activities (2)	—	—	3	—	3
Amortization - pension and postretirement benefits (3)	—	—	—	(410)	(410)
Other comprehensive (loss)income	(2,731)	13,952	(19,421)	(410)	(8,610)
Balance, June 30, 2012	$(50,442)	$(420,392)	$(54,727)	$(2,881)	$(528,442)

Balance, March 31, 2013	$(29,589)	$(369,752)	$(64,595)	$(3,634)	$(467,570)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses)gains	(37,530)	—	16,746	—	(20,784)
Noncredit other-than-temporary impairment losses	—	(63)	—	—	(63)
Accretion of noncredit loss	—	14,735	—	—	14,735
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	364	—	—	364
Amortization - hedging activities (2)	—	—	3	—	3
Amortization - pension and postretirement benefits (3)	—	—	—	(787)	(787)
Other comprehensive (loss)income	(37,530)	15,036	16,749	(787)	(6,532)
Balance, June 30, 2013	$(67,119)	$(354,716)	$(47,846)	$(4,421)	$(474,102)
_______________________
(1) Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.

(2) Recorded in net gains on derivatives and hedging activities in the statement of operations.
(3) Recorded in other operating expenses in the statement of operations.

The following table presents a summary of changes in accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(48,560)	$(450,996)	$(32,308)	$(2,547)	$(534,411)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses)	(1,882)	—	(22,426)	—	(24,308)
Noncredit other-than-temporary impairment losses	—	(8,918)	—	—	(8,918)
Accretion of noncredit loss	—	38,293	—	—	38,293
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,229	—	—	1,229
Amortization - hedging activities (2)	—	—	7	—	7
Amortization - pension and postretirement benefits (3)	—	—	—	(334)	(334)
Other comprehensive (loss)income	(1,882)	30,604	(22,419)	(334)	5,969
Balance, June 30, 2012	$(50,442)	$(420,392)	$(54,727)	$(2,881)	$(528,442)

Balance, December 31, 2012	$(22,643)	$(385,175)	$(65,027)	$(3,775)	$(476,620)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses)gains	(44,476)	—	17,174	—	(27,302)
Noncredit other-than-temporary impairment losses	—	(63)	—	—	(63)
Accretion of noncredit loss	—	29,744	—	—	29,744
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	778	—	—	778
Amortization - hedging activities (2)	—	—	7	—	7
Amortization - pension and postretirement benefits (3)	—	—	—	(646)	(646)
Other comprehensive (loss)income	(44,476)	30,459	17,181	(646)	2,518
Balance, June 30, 2013	$(67,119)	$(354,716)	$(47,846)	$(4,421)	$(474,102)
_______________________
(1) Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.
(2) Recorded in net gains on derivatives and hedging activities in the statement of operations.
(3) Recorded in other operating expenses in the statement of operations.

Note 16 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our officers and employees. The following table sets forth our net pension costs under the Pentegra Defined Benefit Plan (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net pension cost	$229	$1,027	$482	$2,108

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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $4.5 million and $3.6 million at June 30, 2013, and December 31, 2012, respectively. We maintain a rabbi trust intended to satisfy future benefit obligations.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$255	$241	$484	$481
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	15	6	104	69

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of June 30, 2013, and December 31, 2012 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Change in benefit obligation (1)
Benefit obligation at beginning of year	$7,969	$5,901	$721	$634
Service cost	250	418	16	32
Interest cost	162	293	15	28
Actuarial loss	1,046	1,657	(1)	45
Benefits paid	(254)	(300)	(9)	(18)
Benefit obligation at end of period	9,173	7,969	742	721
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	254	300	9	18
Benefits paid	(254)	(300)	(9)	(18)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(9,173)	$(7,969)	$(742)	$(721)
______________________
(1)      This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2013	2012	2013	2012
Net Periodic Benefit Cost
Service cost	$134	$97	$7	$8
Interest cost	86	63	8	7
Amortization of net actuarial loss	256	160	3	1
Net periodic benefit cost	$476	$320	$18	$16

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2013	2012	2013	2012
Net Periodic Benefit Cost
Service cost	$250	$179	$16	$16
Interest cost	162	126	15	14
Amortization of net actuarial loss	394	233	6	4
Net periodic benefit cost	$806	$538	$37	$34

Note 17 — Fair Values

A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair value hierarchy, valuation techniques, and significant inputs is disclosed in Item 1 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2012 Annual Report. There have been no material changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six month period ended June 30, 2013.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at June 30, 2013, and December 31, 2012, were as follows (dollars in thousands). These fair values do not represent an estimate of the Bank's overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	June 30, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$370,302	$370,302	$370,302	$—	$—	$—
Interest-bearing deposits	895	895	895	—	—	—
Securities purchased under agreements to resell	3,000,000	2,999,929	—	2,999,929	—	—
Federal funds sold	1,500,000	1,499,993	—	1,499,993	—	—
Trading securities(1)	252,585	252,585	—	252,585	—	—
Available-for-sale securities(1)	4,434,655	4,434,655	—	4,434,655	—	—
Held-to-maturity securities(2)	4,709,735	5,068,148	—	3,392,904	1,675,244	—
Advances	21,463,205	21,607,492	—	21,607,492	—	—
Mortgage loans, net	3,474,211	3,532,777	—	3,532,777	—	—
Accrued interest receivable	91,073	91,073	—	91,073	—	—
Derivative assets(1)	55	55	—	51,342	—	(51,287)
Other assets (1)	9,389	9,389	4,642	4,747	—	—
Liabilities:
Deposits	(604,130)	(602,987)	—	(602,987)	—	—
COs:
Bonds	(24,420,970)	(24,616,509)	—	(24,616,509)	—	—
Discount notes	(9,875,566)	(9,875,717)	—	(9,875,717)	—	—
Mandatorily redeemable capital stock	(977,390)	(977,390)	(977,390)	—	—	—
Accrued interest payable	(94,063)	(94,063)	—	(94,063)	—	—
Derivative liabilities(1)	(695,727)	(695,727)	—	(747,014)	—	51,287
Other:
Commitments to extend credit for advances	—	(2,708)	—	(2,708)	—	—
Standby letters of credit	(750)	(750)	—	(750)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at June 30, 2013, and December 31, 2012, by fair-value hierarchy level (dollars in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$15,612	$—	$—	$15,612
GSEs – residential MBS	—	4,229	—	—	4,229
GSEs – commercial MBS	—	232,744	—	—	232,744
Total trading securities	—	252,585	—	—	252,585
Available-for-sale securities:
Supranational institutions	—	436,863	—	—	436,863
U.S. government-owned corporations	—	258,791	—	—	258,791
GSEs	—	1,459,722	—	—	1,459,722
U.S. government guaranteed – residential MBS	—	317,587	—	—	317,587
GSEs – residential MBS	—	1,961,692	—	—	1,961,692
Total available-for-sale securities	—	4,434,655	—	—	4,434,655
Derivative assets:
Interest-rate-exchange agreements	—	51,326	—	(51,287)	39
Mortgage delivery commitments	—	16	—	—	16
Total derivative assets	—	51,342	—	(51,287)	55
Other assets	4,642	4,747	—	—	9,389
Total assets at fair value	$4,642	$4,743,329	$—	$(51,287)	$4,696,684
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(746,460)	$—	$51,287	$(695,173)
Mortgage delivery commitments	—	(554)	—	—	(554)
Total liabilities at fair value	$—	$(747,014)	$—	$51,287	$(695,727)
_______________________
(1)        These amounts represent the effect of master netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. We did not have cash collateral, including accrued interest, associated with derivatives subject to master netting agreements as of June 30, 2013.

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
_______________________
(1)         These amounts represent the effect of master netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. We did not have cash collateral, including accrued interest, associated with derivatives subject to master netting agreements as of December 31, 2012.

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity investment securities and REO at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security).

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at June 30, 2013, and December 31, 2012 (dollars in thousands).

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$2,211	$2,211
REO	—	—	162	162

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$2,373	$2,373

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$25	$25
REO	—	—	195	195

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$220	$220

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2013, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2013, and December 31, 2012. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $670.4 billion and $653.5 billion at June 30, 2013, and December 31, 2012, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of June 30, 2013, and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$2,281,611	$443,702	$2,725,313	$870,905	$343,744	$1,214,649
Commitments for standby bond purchases	—	—	—	158,960	—	158,960
Commitments for unused lines of credit - advances (2)	1,276,202	—	1,276,202	1,290,776	—	1,290,776
Commitments to make additional advances	33,803	56,791	90,594	22,985	72,036	95,021
Commitments to invest in mortgage loans	26,474	—	26,474	30,938	—	30,938
Unsettled CO bonds, at par (3)	62,300	—	62,300	124,100	—	124,100
Unsettled CO discount notes, at par	—	—	—	1,405,000	—	1,405,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year totaling $46.9 million and commitments that expire after one year totaling $9.0 million as of June 30,

2013. Also excluded are commitments to issue standby letters of credit that expire within one year totaling $12.6 million at December 31, 2012.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)
We had no unsettled CO bonds that were hedged with associated interest-rate swaps at June 30, 2013. We had $100.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2012.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from final expiries in 21 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $750,000 and $523,000 at June 30, 2013, and December 31, 2012, respectively.

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
Standby Bond-Purchase Agreements. We enter into standby bond-purchase agreements with state housing authorities from time to time whereby we, for a fee, agreed to purchase and hold the housing authority’s bonds until the designated remarketing agent can find an investor or the housing authority repurchases the bonds according to a schedule established by the standby bond-purchase agreement. Each standby bond-purchase agreement specifies the terms that would require us to purchase the bonds. The last standby bond-purchase commitments we had entered into expired in April 2013. At December 31, 2012, we had standby bond-purchase agreements with one state housing authority. During the three months ended June 30, 2013 and 2012, we were not required to purchase any bonds under these agreements.
Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We execute new bilateral derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s. All such derivatives are subject to master-netting agreements which include bilateral-collateral agreements. New derivatives transactions with counterparties rated lower than single-A (or equivalent) are permitted only if they reduce exposure to that counterparty. As of June 30, 2013, and December 31, 2012, we had pledged as collateral securities that cannot be sold or repledged by the counterparty with a carrying value, including accrued interest, of $471.1 million and $650.9 million, respectively. As of June 30, 2013, and December 31, 2012, we had also pledged as collateral securities that can be sold or repledged with a carrying value, including accrued interest, of $74.9 million and $109.1 million, respectively.

Legal Proceedings. We are subject to various legal proceedings arising in the normal course of business from time to time. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition, results of operations, or cash flows.

Note 19 — Transactions with Shareholders

Beginning with this report, we define related parties as members with more than 10 percent of the voting interests of our capital stock outstanding. In prior reports we defined related parties as members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding. The voting interest method of defining our related parties reflects a more narrow approach and is in agreement with accounting guidance. Shareholder concentrations, defined as members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding, are disclosed in the shareholder concentration section below.

Related Parties. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31 of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At June 30, 2013, and December 31, 2012, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at June 30, 2013, and December 31, 2012 (dollars in thousands):

As of June 30, 2013	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Bank of America, N.A.	$859,449	25.4%	$99,921	0.5%	$401	1.3%
RBS Citizens N.A.	430,077	12.7	19,521	0.1	66	0.2

As of December 31, 2012	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Bank of America Rhode Island, N.A.(1)	$978,084	26.6%	$519,808	2.6%	$109	0.3%
RBS Citizens N.A.	484,517	13.2	101,795	0.5	437	1.2
__________________________

(1)
Capital stock outstanding at December 31, 2012 included $1.9 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation (BANA). Bank of America Rhode Island, N.A. (BANA RI) merged into BANA, its parent, during the quarter ended June 30, 2013. BANA is ineligible for membership.

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances from the above shareholders during the three and six months ended June 30, 2013 and 2012 as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Bank of America, N.A. (1)	$1,340	$1,626	$2,689	$2,977
RBS Citizens N.A.	209	2,584	767	5,212
__________________________

(1)	Includes interest income from advances outstanding to BANA RI through the date of its merger with BANA in April 2013.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition.

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2013	$127,020	3.8%	$734,852	3.5%	$1,741	5.6%
As of December 31, 2012	143,165	3.9	792,839	3.9	2,138	6.1

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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. We recorded $388,000 and $321,000 for the three months ended June 30, 2013 and 2012, in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. We recorded $768,000 and $619,000 for the six months ended June 30, 2013 and 2012, in MPF transaction-services fee expense to the FHLBank of Chicago.

Note 21 — Subsequent Events

On July 19, 2013, the board of directors declared a cash dividend at an annualized rate of 0.38 percent based on capital stock balances outstanding during the second quarter of 2013. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $3.2 million and was paid on August 2, 2013.

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

Actual results may differ from forward-looking statements for many reasons, including, but not limited to:

•
changes in interest rates, the rate of inflation (or deflation), housing prices, employment rates, and the general economy, including changes resulting from changes in U.S. fiscal policy or ratings of the U.S. federal government;

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

EXECUTIVE SUMMARY

Although our net income contracted from recent prior periods, we continued to strengthen our overall financial condition during the three months ended June 30, 2013. We recognized net income of $35.6 million during the three months ended June 30, 2013, compared with net income of $56.0 million for the same period in 2012; this decline is primarily due to a $22.6 million decrease in net prepayment fees from investments and advances. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $394,000 for the three months ended June 30, 2013, a reduction of $1.1 million from the comparable period of 2012.

Additionally:

•	retained earnings increased from $587.6 million at December 31, 2012, to $669.9 million at June 30, 2013;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $385.2 million at December 31, 2012, to an accumulated other comprehensive loss of $354.7 million at June 30, 2013;

•	we continue to be in compliance with all regulatory capital requirements as of June 30, 2013; and

•	on July 19, 2013, our board of directors declared a cash dividend that was equivalent to an annual yield of 0.38 percent.

In declaring the cash dividend, our board of directors reiterated that it anticipates a level of cash dividends through 2013 consistent with this dividend declaration, although a quarterly loss or a significant adverse event or trend would cause a dividend to be suspended.

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

•
Interest-Rate Environment. Since 2008, the Federal Reserve has targeted and maintained a historically low interest- rate environment, initially for short-term financial instruments and later for long-term financial instruments with the implementation of quantitative easing programs. We expect the Federal Reserve to keep short-term interest rates low beyond 2013 based on its policy statements and other political and economic considerations. Less certain is the outlook for longer term interest rates, which the Federal Reserve has suggested could be allowed to rise as the economy reaches inflation and unemployment target levels. These trends are discussed under — Housing Market and Economic Conditions.

A prolonged low interest-rate environment continues to adversely impact us in various ways such as members significantly increasing their reliance on short-term advances that typically have lower market yields than longer-term advances; lower market yields on investments (as we continue to experience), including money-market investments in which our capital is deployed; and potentially faster prepayments on our mortgage-related assets, with resultant reinvestment risk. Quantitative easing by the Federal Reserve has been directed at purchasing agency MBS and long-term U.S. Treasury securities, reducing yields on these securities. However, during the second quarter of 2013, seeing increasing signs of economic recovery, bond market participants began to anticipate an end to quantitative easing, and began selling long-term bonds accordingly. As a result, long-term interest rates rose significantly during the quarter. For example, the 10-Year Constant Maturity Treasury yield rose from 1.87 percent to 2.52 percent during the quarter. This movement affected other long-term interest rates, such as mortgage loan rates, causing a sharp reduction in refinancing activity, and accordingly, a drop in the volumes of our mortgage loan purchases. On the other hand, short-term interest rates have been unaffected by the trend in long-term interest rates. As a result, our investments of our liquidity and our short-term advances continue to earn very low yields. The effects of the prolonged low short-term interest-rate environment combined with the increase in long-term interest rates could adversely impact our net income and, in turn, our financial condition and results of operations.

•
Advances Balances. The outstanding par balance of advances increased from $20.3 billion at December 31, 2012, to $21.1 billion at June 30, 2013. However, demand for advances continues to be muted, as many of our members continue to experience high levels of deposits. Generally, deposits serve as liquidity alternatives to advances. Additionally, our membership has experienced only modest growth in demand for their loans. We do not expect advances balances to rise so long as deposit levels at members remain high in the absence of any other changes that would generally cause demand for advances to grow, such as stronger demand for loans. The decline in our advances balances since December 31, 2008, is likely to negatively impact future earnings, particularly given the continuing low interest-rate environment discussed above, because reinvestment opportunities are not as profitable in such an environment.

The trend in advances balances is illustrated by the following graph:

•
Investments in Private-Label MBS. The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.6 billion at June 30, 2013, compared with $6.4 billion at September 30, 2007, and credit losses realized in recent periods have dropped significantly from those of earlier periods; however, additional losses from this portfolio are possible. We have determined that three of our private-label MBS, representing an aggregated par value of $28.7 million, incurred additional other-than-temporary impairment credit losses of $394,000 for the three months ended June 30, 2013. We continue to update our modeling assumptions to reflect current developments impacting the loan performance of the mortgage loans that back our investments in private-label MBS, particularly Alt-A mortgage loans originated from 2005 to 2007 that comprise a significant portion of the loans backing these securities. Generally, performance trends on this collateral have improved during the three months ended June 30, 2013, as economic conditions have improved nationally, leading to lower default and loss rates and higher market prices for securities tied to this type of collateral since December 31, 2012. However, not all areas of the country have participated equally in the housing recovery, with some areas still influenced by such factors as continuing elevated unemployment rates, high levels of foreclosures and troubled real estate loans, and limited refinancing opportunities for many borrowers, especially those whose houses are worth less than the balance of their mortgages.

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

For the three months ended June 30, 2013, we recognized $4.4 million in net income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies — Investment Securities - Other-than-Temporary Impairment — Interest Income Recognition in the 2012 Annual Report.

Other significant trends and developments include the following:

•
Legislative and Regulatory Developments. We continue to operate in an uncertain legislative and regulatory environment undergoing profound change. Additionally, the FHFA has communicated its interest in maintaining the FHLBanks' focus on mission-related activities. For example, the FHFA has noted the importance of making advances versus other FHLBank activities, such as investing. It is possible that the FHFA could require FHLBanks to maintain a lower ratio of total investments to total assets or the FHFA could require an FHLBank to maintain a higher ratio of mission-related assets to total assets. If such changes were required, we may have to divest non-mission-related assets or reduce non-mission-related activities, which we expect would adversely impact our desired level of investments used for liquidity and our results of operations. Finally, the U.S. federal government continues to consider reforms for housing finance and housing GSEs, which reforms are ultimately likely to impact us. For additional information, see — Legislative and Regulatory Developments.

•
Net Interest Margin. Despite the historically low interest-rate environment, we continue to achieve a favorable, but declining, net interest margin. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the three months ended June 30, 2013, was 0.65 percent, a 13 basis point decrease from net interest margin for the three months ended June 30, 2012. Prepayment-fee income was an important contributor to net interest margin for the three months ended June 30, 2012, and to a lesser extent the three months ended June 30, 2013, as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. These prepayment fees represent a substantial contribution to our net income that should not be counted on to recur every quarter. Further, the increase in net interest margin was achieved despite the continuing low interest-rate environment due in part to continued low average funding costs. Demand for COs remained strong and funding costs have remained low throughout 2012 and the first half of 2013, a trend we expect to continue. Other factors behind favorable net interest margin include an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected, and lower than expected prepayment activity on fixed-rate mortgage-related assets.

Notwithstanding favorable net interest margin and favorable net interest spread for the quarter, we expect these measurements to decline based on the sustained low-interest-rate environment noted above combined with increasingly limited opportunities to redeem and refinance our debt, coupled with the continued amortization of our seasoned investments in mortgage loans (including fixed-rate agency MBS).

HOUSING AND ECONOMIC CONDITIONS

Our results and future prospects have been influenced by both New England and national housing and economic conditions.

National Conditions

Generally, the U.S. economy appears to be recovering, as gauged by the employment market. Employers continue to add jobs each month, and the unemployment rate continues to steadily decline, from a peak of 10 percent in the wake of the Great Recession of 2007-2009, the recession triggered by the liquidity crisis in 2008, to 7.6 percent at June 2013.

The national housing market appears to be ready to contribute to the economic recovery as well as housing appears to be relatively affordable nationally.

Conditions in New England

The New England states continue to recover from the Great Recession. There is significant variance in the pace of recovery across the region. Massachusetts and Vermont are experiencing the strongest recovery, while Rhode Island and Maine are lagging. Overall the New England economy continues to be negatively affected by conditions outside the region's borders. This includes weaknesses and vulnerabilities in the European economy and the fiscal drag from sequestration of federal funding.

The housing market in New England is continuing to emerge as a positive driver in the economy, with rising home prices and sales bolstering the construction industry and related industries. We expect median housing prices across the region to continue to increase. However, we expect the average increases to be relatively modest.

Interest-Rate Environment

We continue to operate in a historically low interest-rate environment, which we expect to continue to adversely impact our results of operations, as discussed under — Executive Summary — Interest-Rate Environment. The Federal Reserve's Federal Open Market Committee's (the FOMC's) continuing re-iterations of its commitment to low interest rates and stimulatory economic policies, including its statement that it anticipates that exceptionally low levels for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5 percent and expectations of inflation remain consistent with a longer-run target of 2 percent. However, despite this continuing message from the Federal Reserve, we have recently witnessed a significant increase in long-term interest rates that we believe may be attributable to an increase in market perceptions that the Federal Reserve could begin to shift away from supporting a low-interest rate environment initially by ending or curtailing its quantitative easing program.

The current market environment adversely impacts our results of operations in two ways. First, short-term interest rates continue to hover close to record low levels, compressing the yields and margins that we can earn on our liquidity investments and short-term advances. Second, the increase in long-term interest rates has slowed our loan purchases through the MPF program as refinancing activities have been sharply curtailed by higher mortgage interest rates.

The following chart demonstrates the interest-rate environment.

Key Market Interest Rates

3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
4
3.5
3
2.5
2
1.5
1
0.5
0
Q2 '10
Q3 '10
Q4 '10
Q1 '11
Q2 '11
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12
Q1'13
Q2'13

The federal funds target rate has remained constant at 0.25 percent during the time periods displayed in the chart above.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2012, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA STATEMENT OF CONDITION
(dollars in thousands)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Statement of Condition Data at Quarter End
Total assets	$39,341,066	$36,934,925	$40,209,017	$45,742,535	$49,763,227
Investments(1)	13,897,870	13,028,738	15,554,057	17,948,073	19,363,944
Advances	21,463,205	19,900,367	20,789,704	23,915,687	26,456,739
Mortgage loans held for portfolio, net(2)	3,474,211	3,504,394	3,478,896	3,431,534	3,311,457
Deposits and other borrowings	604,130	662,625	594,968	685,328	668,836
Consolidated obligations:
Bonds	24,420,970	25,722,481	26,119,848	28,238,899	27,622,744
Discount notes	9,875,566	5,980,709	8,639,048	11,993,572	16,610,160
Total consolidated obligations	34,296,536	31,703,190	34,758,896	40,232,471	44,232,904
Mandatorily redeemable capital stock	977,390	190,889	215,863	215,863	215,863
Class B capital stock outstanding-putable(3)	2,401,209	3,202,211	3,455,165	3,433,016	3,420,870
Unrestricted retained earnings	587,786	562,671	523,203	484,574	448,330
Restricted retained earnings	82,136	75,018	64,351	53,660	43,496
Total retained earnings	669,922	637,689	587,554	538,234	491,826
Accumulated other comprehensive loss	(474,102)	(467,570)	(476,620)	(504,674)	(528,442)
Total capital	2,597,029	3,372,330	3,566,099	3,466,576	3,384,254
Other Information
Total regulatory capital ratio(4)	10.3%	10.9%	10.6%	9.2%	8.3%
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $2.0 million, $3.4 million, $4.4 million, $5.5 million, and $6.1 million as of June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Financial Statements and Notes — Notes to Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

Net interest income	$60,710	$76,348	$81,753	$72,801	$89,552
Reduction of provision for credit losses	(1,190)	(1,087)	(1,070)	(523)	(383)
Net impairment losses on held-to-maturity securities recognized in earnings	(394)	(421)	(1,629)	(1,092)	(1,492)
Other (loss) income	(6,466)	(2,276)	(4,951)	(698)	(10,531)
Other expense	15,390	15,455	16,827	15,039	15,671
AHP assessments	4,061	5,949	5,962	5,675	6,253
Net income	35,589	53,334	53,454	50,820	55,988

Other Information
Dividends declared	$3,357	$3,199	$4,134	$4,413	$4,615
Dividend payout ratio	9.43%	6.00%	7.73%	8.68%	8.24%
Weighted-average dividend rate(1)	0.40	0.37	0.48	0.52	0.52
Return on average equity(2)	5.55	6.10	6.07	5.92	6.70
Return on average assets	0.38	0.56	0.49	0.43	0.49
Net interest margin(3)	0.65	0.80	0.76	0.61	0.78
Average equity to average assets	6.81	9.10	8.12	7.19	7.25
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Second Quarter of 2013 Compared with Second Quarter of 2012

For the three months ended June 30, 2013 and 2012, we recognized net income of $35.6 million and $56.0 million, respectively. This $20.4 million decrease was primarily driven by a decrease in net interest income of $28.8 million of which $22.6 million relates to net prepayment fees that declined from $28.3 million in the second quarter of 2012 to $5.7 million in the second quarter of 2013. Also factoring into the decrease in net income was a $15.4 million increase in the net unrealized losses on trading securities. Offsetting these decreases to net income was an increase of $14.3 million in net gains on derivatives and hedging activities and a $10.2 million decrease in loss on early extinguishment of debt.

Six Months Ended June 30, 2013, Compared with Six Months Ended June 30, 2012

For the six months ended June 30, 2013 and 2012, we recognized net income of $88.9 million and $102.8 million, respectively. This $13.9 million decrease was primarily driven by a decrease in net interest income of $20.8 million, of which $12.3 million relates to net prepayment fees that declined from $32.7 million for the six months ended June 30, 2012, to $20.3 million for the six months ended June 30, 2013. Also factoring into the decrease in net income was an increase in the net unrealized losses on trading securities of $15.6 million. Offsetting these decreases to net income was an increase of $13.7 million in net gains on derivatives and hedging activities, a $7.6 million decrease in loss on early extinguishment of debt, and a $3.6 million decrease in credit losses on other-than-temporary impairment of investment securities.

Net Interest Income

Second Quarter of 2013 Compared with Second Quarter of 2012

Net interest income for the three months ended June 30, 2013, decreased $28.8 million from $89.6 million in the same period in 2012 to $60.7 million in 2013. This decrease was primarily attributable to a $22.6 million decrease in prepayment fee income and a decline in average earning assets, which decreased from $46.1 billion for the three months ended June 30, 2012, to $37.5 billion for the three months ended June 30, 2013. This decline in average earning assets was driven by a $5.5 billion drop in average investments balances and a decrease of $3.3 billion in average advances balances. Offsetting the decline in net interest income was $4.4 million of increased accretable yields of certain private-label MBS for which we had previously recognized credit losses, an increase of $1.8 million from $2.6 million recorded the second quarter of 2012.

Net interest margin for the three months ended June 30, 2013, in comparison with the same period in 2012, decreased to 65 basis points from 78 basis points, and net interest spread decreased to 56 basis points from 68 basis points for the same period in 2012. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities. Contributing to the decrease in net interest spread was the change in yield on interest-earning assets, which decreased by 16 basis points to 1.55 percent, while the average cost of interest-bearing liabilities decreased slightly by four basis points to 0.99 percent. The decline in the yield on interest-earning assets in the second quarter of 2013 is primarily attributable to the decreases in prepayment fee income offset by the accretion of discount from previously impaired investment securities discussed above.

Six Months Ended June 30, 2013, Compared with Six Months Ended June 30, 2012

Net interest income for the six months ended June 30, 2013, decreased $20.8 million from $157.9 million in the same period in 2012 to $137.1 million in 2013. This decrease was primarily attributable to a $12.3 million decrease in prepayment fee income and a decline in average earning assets, which decreased from $47.4 billion for the six months ended June 30, 2012, to $38.0 billion for the six months ended June 30, 2013. This decline in average earning assets was driven by a $5.9 billion drop in average investments balances and a decrease of $3.8 billion in average advances balances. Offsetting the decline in net interest income was $7.3 million of increased accretable yields of certain private-label MBS for which we had previously recognized credit losses, an increase of $3.3 million from $4.0 million recorded in the first half of 2012.

Net interest margin for the six months ended June 30, 2013, in comparison with the same period in 2012, increased to 73 basis points from 67 basis points, and net interest spread increased to 62 basis points from 57 basis points for the same period in 2012. Contributing to the increase in net interest spread was the change in yield on interest-earning assets, which increased by four basis points to 1.62 percent, while the average cost of interest-bearing liabilities decreased by one basis point to 1.00 percent.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$20,454,571	$61,630	1.21%	$23,757,804	$101,139	1.71%
Securities purchased under agreements to resell	2,245,055	530	0.09	5,519,231	2,425	0.18
Federal funds sold	1,198,571	310	0.10	1,382,033	517	0.15
Investment securities(2)	10,073,433	50,507	2.01	12,144,420	57,664	1.91
Mortgage loans	3,506,425	32,295	3.69	3,254,214	34,548	4.27
Other earning assets	549	1	0.73	271	1	0.91
Total interest-earning assets	37,478,604	145,273	1.55%	46,057,973	196,294	1.71%
Other non-interest-earning assets	408,714			486,899
Fair-value adjustments on investment securities	(108,692)			(150,352)
Total assets	$37,778,626	$145,273	1.54%	$46,394,520	$196,294	1.70%
Liabilities and capital
Consolidated obligations
Discount notes	$6,821,253	$1,424	0.08%	$12,437,517	$2,913	0.09%
Bonds	25,668,413	82,174	1.28	28,395,930	103,532	1.47
Deposits	603,817	(2)	—	717,819	13	0.01
Mandatorily redeemable capital stock	1,018,152	965	0.38	215,079	284	0.53
Other borrowings	2,362	2	0.34	1,781	—	0.16
Total interest-bearing liabilities	34,113,997	84,563	0.99%	41,768,126	106,742	1.03%
Other non-interest-bearing liabilities	1,093,186			1,263,194
Total capital	2,571,443			3,363,200
Total liabilities and capital	$37,778,626	$84,563	0.90%	$46,394,520	$106,742	0.93%
Net interest income		$60,710			$89,552
Net interest spread			0.56%			0.68%
Net interest margin			0.65%			0.78%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$20,526,960	$132,656	1.30%	$24,285,950	$184,960	1.53%
Securities purchased under agreements to resell	2,342,486	1,418	0.12	6,131,319	4,614	0.15
Federal funds sold	1,203,425	746	0.13	1,676,994	1,028	0.12
Investment securities(2)	10,457,346	106,335	2.05	12,101,203	113,439	1.89
Mortgage loans	3,500,508	64,692	3.73	3,183,640	69,313	4.38
Other earning assets	407	3	1.49	264	1	0.69
Total interest-earning assets	38,031,132	305,850	1.62%	47,379,370	373,355	1.58%
Other non-interest-earning assets	427,315			493,203
Fair-value adjustments on investment securities	(104,772)			(153,936)
Total assets	$38,353,675	$305,850	1.61%	$47,718,637	$373,355	1.57%
Liabilities and capital
Consolidated obligations
Discount notes	$6,967,267	$3,211	0.09%	$13,051,978	$4,496	0.07%
Bonds	25,975,549	164,398	1.28	29,015,791	210,359	1.46
Deposits	616,480	9	—	758,471	31	0.01
Mandatorily redeemable capital stock	616,326	1,172	0.38	219,666	574	0.53
Other borrowings	1,665	2	0.24	2,093	1	0.14
Total interest-bearing liabilities	34,177,287	168,792	1.00%	43,047,999	215,461	1.01%
Other non-interest-bearing liabilities	1,120,849			1,258,487
Total capital	3,055,539			3,412,151
Total liabilities and capital	$38,353,675	$168,792	0.89%	$47,718,637	$215,461	0.91%
Net interest income		$137,058			$157,894
Net interest spread			0.62%			0.57%
Net interest margin			0.73%			0.67%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2013 and 2012. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2013 vs. 2012			For the Six Months Ended June 30, 2013 vs. 2012
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(12,738)	$(26,772)	$(39,510)	$(26,437)	$(25,867)	$(52,304)
Securities purchased under agreements to resell	(1,065)	(830)	(1,895)	(2,428)	(768)	(3,196)
Federal funds sold	(62)	(145)	(207)	(293)	11	(282)
Investment securities	(10,248)	3,091	(7,157)	(16,214)	9,110	(7,104)
Mortgage loans	2,547	(4,800)	(2,253)	6,485	(11,106)	(4,621)
Other earning assets	1	—	1	1	1	2
Total interest income	(21,565)	(29,456)	(51,021)	(38,886)	(28,619)	(67,505)
Interest expense
Consolidated obligations
Discount notes	(1,200)	(289)	(1,489)	(2,507)	1,222	(1,285)
Bonds	(9,410)	(11,948)	(21,358)	(20,775)	(25,186)	(45,961)
Deposits	(2)	(13)	(15)	(5)	(17)	(22)
Mandatorily redeemable capital stock	782	(101)	681	791	(193)	598
Other borrowings	—	1	1	—	1	1
Total interest expense	(9,830)	(12,350)	(22,180)	(22,496)	(24,173)	(46,669)
Change in net interest income	$(11,735)	$(17,106)	$(28,841)	$(16,390)	$(4,446)	$(20,836)

Average Balance of Advances Outstanding

The average balance of total advances decreased $3.8 billion, or 15.5 percent, for the six months ended June 30, 2013, compared with the same period in 2012. The trend of muted demand for advances is discussed under — Executive Summary — Advances Balances. The following table summarizes average balances of advances outstanding during the six months ended June 30, 2013 and 2012, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Fixed-rate advances—par value
Long-term	$9,791,313	$10,095,932
Short-term	5,007,549	3,913,311
Putable	2,986,611	4,352,082
Amortizing	904,104	1,205,402
Overnight	569,937	295,727
All other fixed-rate advances	80,257	38,544
	19,339,771	19,900,998

Variable-rate indexed advances—par value
Simple variable	581,354	3,768,247
Putable	111,893	—
All other variable-rate indexed advances	20,029	19,917
	713,276	3,788,164
Total average par value	20,053,047	23,689,162
Net premiums	32,898	13,908
Market value of embedded derivatives	1,288	—
Hedging adjustments	439,727	582,880
Total average balance of advances	$20,526,960	$24,285,950

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 21.0 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $11.3 billion for the six months ended June 30, 2013, representing 55.2 percent of the total average balance of advances outstanding during the six months ended June 30, 2013. The average balance of all such advances totaled $14.8 billion for the six months ended June 30, 2012, representing 62.4 percent of the total average balance of advances outstanding during the six months ended June 30, 2012.

For the six months ended June 30, 2013 and 2012, net prepayment fees on advances were $16.6 million and $32.5 million, respectively. For the six months ended June 30, 2013 and 2012, prepayment fees on investments were $3.7 million and $202,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

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

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	Interest Income	Average Yield(1)	Interest Income	Average Yield(1)	Interest Income	Average Yield(1)	Interest Income	Average Yield(1)

Advances	$56,929	1.12%	$72,967	1.24%	$116,040	1.14%	$152,486	1.26%
Investment securities	49,505	1.97	57,549	1.91	102,609	1.98	113,237	1.88
Total interest-earning assets	139,570	1.49	168,007	1.47	285,508	1.51	340,679	1.45

Net interest income	55,007		61,265		116,716		125,218
Net interest spread		0.50%		0.44%		0.51%		0.44%
Net interest margin		0.59%		0.53%		0.62%		0.53%
_________________________

(1)	Yields are annualized.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $4.3 billion, or 54.6 percent, for the six months ended June 30, 2013, compared with the same period in 2012. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the six months ended June 30, 2013, average balances of federal funds sold decreased $473.6 million and average balances of securities purchased under agreements to resell decreased $3.8 billion in comparison to the six months ended June 30, 2012.

Average investment-securities balances decreased $1.6 billion, or 13.6 percent for the six months ended June 30, 2013, compared with the same period in 2012, which occurred in the following investment categories:

•	$576.4 million decline in MBS;

•	$571.9 million decline in agency and supranational banks; and

•	$478.7 million decline in corporate bonds guaranteed by the Federal Deposit Insurance Corporation (FDIC).

The average aggregate balance of our investments in mortgage loans for the six months ended June 30, 2013, was $316.9 million higher than the average aggregate balance of these investments for the six months ended June 30, 2012, representing an increase of 10.0 percent.

Average CO balances decreased $9.1 billion, or 21.7 percent, for the six months ended June 30, 2013, compared with the same period in 2012, resulting from our reduced funding needs principally due to the decline in our investments and advances balances. This overall decline consisted of a decrease of $6.1 billion in CO discount notes and a decrease of $3.0 billion in CO bonds.

The average balance of term CO discount notes decreased $6.0 billion and overnight CO discount notes decreased $125.3 million for the six months ended June 30, 2013, in comparison with the same period in 2012. The average balance of CO discount notes represented approximately 21.1 percent of total average COs during the six months ended June 30, 2013, as compared with 31.0 percent of total average COs during the six months ended June 30, 2012. The average balance of CO bonds represented 78.9 percent and 69.0 percent of total average COs outstanding during the six months ended June 30, 2013 and 2012, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate-risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and six months ended June 30, 2013 and 2012 (dollars in thousands).

	For the Three Months Ended June 30, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(1,771)	$—	$(163)	$—	$6,733	$4,799
Net interest settlements included in net interest income (2)	(37,830)	(9,427)	—	394	17,954	(28,909)
Total effect on net interest income	(39,601)	(9,427)	(163)	394	24,687	(24,110)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	387	643	—	—	(149)	881
Gains on cash-flow hedges	—	—	—	—	36	36
Gains on derivatives not receiving hedge accounting	3	6,400	—	—	136	6,539
Mortgage delivery commitments	—	—	(1,299)	—	—	(1,299)
Net gains (losses) on derivatives and hedging activities	390	7,043	(1,299)	—	23	6,157

Subtotal	(39,211)	(2,384)	(1,462)	394	24,710	(17,953)

Net losses on trading securities	—	(9,692)	—	—	—	(9,692)
Total net effect of derivatives and hedging activities	$(39,211)	$(12,076)	$(1,462)	$394	$24,710	$(27,645)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended June 30, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,602)	$—	$(19)	$—	$5,643	$3,022
Net interest settlements included in net interest income (2)	(49,414)	(10,227)	—	385	23,052	(36,204)
Total net interest income	(52,016)	(10,227)	(19)	385	28,695	(33,182)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,913)	111	—	—	400	(1,402)
Losses on derivatives not receiving hedge accounting	(498)	(7,562)	—	—	(9)	(8,069)
Mortgage delivery commitments	—	—	1,309	—	—	1,309
Net (losses) gains on derivatives and hedging activities	(2,411)	(7,451)	1,309	—	391	(8,162)

Subtotal	(54,427)	(17,678)	1,290	385	29,086	(41,344)

Net gains on trading securities	—	5,720	—	—	—	5,720
Total net effect of derivatives and hedging activities	$(54,427)	$(11,958)	$1,290	$385	$29,086	$(35,624)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2013
Net Effect of Derivatives and Hedging Activities	Advances		Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(4,575)		$—	$(301)	$—	$13,425	$8,549
Net interest settlements included in net interest income (2)	(77,590)		(19,567)	—	788	39,076	(57,293)
Total net interest income	(82,165)		(19,567)	(301)	788	52,501	(48,744)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	602		808	—	—	(74)	1,336
Gains on cash-flow hedges	—	—	—	—	—	40	40
Gains on derivatives not receiving hedge accounting	1		7,238	—	—	214	7,453
Mortgage delivery commitments	—		—	(1,584)	—	—	(1,584)
Net gains (losses) on derivatives and hedging activities	603		8,046	(1,584)	—	180	7,245

Subtotal	(81,562)		(11,521)	(1,885)	788	52,681	(41,499)

Net losses on trading securities	—		(12,004)	—	—	—	(12,004)
Total net effect of derivatives and hedging activities	$(81,562)		$(23,525)	$(1,885)	$788	$52,681	$(53,503)

_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(4,797)	$—	$(90)	$—	$9,585	$4,698
Net interest settlements included in net interest income (2)	(103,679)	(20,370)	—	766	48,005	(75,278)
Total net interest income	(108,476)	(20,370)	(90)	766	57,590	(70,580)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,552)	793	—	—	417	(342)
Losses on derivatives not receiving hedge accounting	(539)	(6,852)	—	—	(9)	(7,400)
Mortgage delivery commitments	—	—	1,319	—	—	1,319
Net (losses) gains on derivatives and hedging activities	(2,091)	(6,059)	1,319	—	408	(6,423)

Subtotal	(110,567)	(26,429)	1,229	766	57,998	(77,003)

Net gains on trading securities	—	3,622	—	—	—	3,622
Total net effect of derivatives and hedging activities	$(110,567)	$(22,807)	$1,229	$766	$57,998	$(73,381)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended June 30, 2013 and 2012, was 0.65 percent and 0.78 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.96 percent and 1.10 percent, respectively.

Net interest margin for the six months ended June 30, 2013 and 2012, was 0.73 percent and 0.67 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 1.03 percent and 0.99 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used in asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $255,000 and $1.9 million, respectively for the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.9 million and $3.8 million, respectively.

For more information about our use of derivatives to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and six months ended June 30, 2013 and 2012. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Gains (losses) on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$881	$(1,403)	$1,336	$(343)
Net gains related to cash-flow hedge ineffectiveness	36	—	40	—
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(1,348)	(430)	(1,440)	(397)
Trading securities	8,142	(5,716)	10,784	(3,176)
Mortgage delivery commitments	(1,299)	1,309	(1,584)	1,319
Net interest-accruals related to derivatives not receiving hedge accounting	(255)	(1,922)	(1,891)	(3,826)
Net gains (losses) on derivatives and hedging activities	6,157	(8,162)	7,245	(6,423)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(394)	(1,492)	(815)	(4,452)
Loss on early extinguishment of debt	(1,821)	(12,001)	(4,388)	(12,001)
Service-fee income	1,695	1,492	3,112	2,991
Net unrealized (losses) gains on trading securities	(9,692)	5,720	(12,004)	3,622
Other	(2,805)	2,420	(2,707)	2,525
Total other loss	$(6,860)	$(12,023)	$(9,557)	$(13,738)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

For the securities on which we recognized other-than-temporary impairment during the three months ended June 30, 2013, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at June 30, 2013, was approximately 27.6 percent and the expected average collateral loss was approximately 27.6 percent. While current average credit enhancement equals expected average collateral losses on these bonds at this point in time, projected future principal payments are being pro-rated between our bonds and their senior support bonds which, when combined with the expected losses absorbed by the support bonds, causes our credit support to decline at a faster rate than the remaining projected losses in the deal. As such, we recorded an other-than-temporary impairment related to a credit loss of $394,000 during the second quarter of 2013.

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the three months ended June 30, 2013, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance. We have instituted litigation on certain of the private-label MBS in which we have invested, as discussed in Part II — Item 1 — Legal Proceedings. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents are inaccurate.

	At June 30, 2013
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$1,287	$1,273	$960	$1,086
Private-label residential MBS – Alt-A	27,393	22,305	17,685	22,234
Total other-than-temporarily impaired securities	$28,680	$23,578	$18,645	$23,320

The following tables display held-to-maturity securities for which other-than-temporary impairment was recognized in the three and six months ended June 30, 2013 and 2012, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$—	$(4)	$(4)	$—	$—	$—
Private-label residential MBS – Alt-A	(93)	(297)	(390)	(5,763)	4,271	(1,492)
Total other-than-temporary impairment losses	$(93)	$(301)	$(394)	$(5,763)	$4,271	$(1,492)

By period:
Securities newly impaired during the period specified	$—	$—	$—	$(579)	$579	$—
Securities previously impaired prior to the period specified	(93)	(301)	(394)	(5,184)	3,692	(1,492)
Total other-than-temporary impairment losses	$(93)	$(301)	$(394)	$(5,763)	$4,271	$(1,492)

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$—	$(12)	$(12)	$—	$—	$—
Private-label residential MBS – Alt-A	(100)	(703)	(803)	(12,141)	7,692	(4,449)
ABS backed by home equity loans – Subprime	—	—	—	—	(3)	(3)
Total other-than-temporary impairment losses	$(100)	$(715)	$(815)	$(12,141)	$7,689	$(4,452)

By period:
Securities newly impaired during the period specified	$—	$—	$—	$(3,109)	$3,108	$(1)
Securities previously impaired prior to the period specified	(100)	(715)	(815)	(9,032)	4,581	(4,451)
Total other-than-temporary impairment losses	$(100)	$(715)	$(815)	$(12,141)	$7,689	$(4,452)

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities, Note 6 — Other-Than-Temporary Impairment, and Financial Condition — Investments — Investments Credit Risk below for additional detail and analysis of the portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. For the three months ended June 30, 2013 and 2012, we recorded net unrealized losses on trading securities of $9.7 million and net unrealized gains of $5.7 million, respectively. Changes in the fair value of the associated economic hedges amounted to a net gain of $8.1 million and a net loss of $5.7 million for the three months ended June 30, 2013 and 2012, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $1.8 million for each of the three months ended June 30, 2013 and 2012, and are included in other loss.

For the six months ended June 30, 2013 and 2012, we recorded net unrealized losses on trading securities of $12.0 million and net unrealized gains of $3.6 million, respectively. Changes in the fair value of the associated economic hedges amounted to a net gain of $10.8 million and a net loss of $3.2 million for the six months ended June 30, 2013 and 2012, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $3.7 million for each of the six months ended June 30, 2013 and 2012, and are included in other loss.

For the three months ended June 30, 2013, compensation and benefits expense and other operating expenses totaled $13.2 million, representing a decrease of $42,000 from the total of $13.3 million for the three months ended June 30, 2012.

For the six months ended June 30, 2013, compensation and benefits expense and other operating expenses totaled $26.2 million, representing a decrease of $170,000 from the total of $26.4 million for the six months ended June 30, 2012.

Our share of the costs and expenses of operating the FHFA and the Office of Finance totaled $1.2 million and $1.8 million for the three months ended June 30, 2013 and 2012, respectively and totaled $3.0 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively.

FINANCIAL CONDITION

Advances

At June 30, 2013, the advances portfolio totaled $21.5 billion, an increase of $673.5 million compared with $20.8 billion at December 31, 2012.

The following table summarizes advances outstanding by product type at June 30, 2013 and December 31, 2012.

Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2013		December 31, 2012
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$10,014,645	47.5%	$9,956,879	49.1%
Short-term	5,938,099	28.2	4,507,172	22.2
Putable	2,889,775	13.7	3,157,525	15.6
Amortizing	847,051	4.0	929,118	4.6
Overnight	884,356	4.2	556,265	2.7
All other fixed-rate advances	74,500	0.3	72,500	0.4
	20,648,426	97.9	19,179,459	94.6

Variable-rate advances
Simple variable	290,000	1.4	915,000	4.5
Putable	116,000	0.5	139,500	0.7
All other variable-rate indexed advances	38,806	0.2	35,893	0.2
	444,806	2.1	1,090,393	5.4
Total par value	$21,093,232	100.0%	$20,269,852	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

We lend to members and housing associates with principal places of business within our district, which consists of the six New England states. Outstanding advances are generally diversified among our borrowers throughout our district. At June 30, 2013, we had advances outstanding to 295, or 65.1 percent, of our 453 members. At December 31, 2012, we had advances outstanding to 301, or 66.6 percent, of our 452 members.

BANA RI, our largest member by capital stock outstanding at December 31, 2012, merged into its parent, BANA, in April 2013 and ceased to be a member at that time. BANA is ineligible for membership and therefore ineligible for advances or other of our products. We can permit, in our discretion, existing activity that commenced when BANA RI was a member to wind down according those activities' terms, e.g., advances activities. We note that, with $99.9 million in outstanding advances at June 30, 2013, equal to 0.5 percent of total advances, BANA, as a successor to BANA RI is not one of our top borrowing members. Based on our current analysis, we believe BANA RI's termination of membership will not materially affect the adequacy of our liquidity, our profitability in terms of the dividend rates available to pay remaining stockholders, our ability to make timely principal and interest payments on our participations in COs and other liabilities, and our ability to continue providing sufficient membership value to our members. We believe that our business model is well positioned to absorb changes in our activity and capitalization because we can undertake commensurate reductions in our liability balances and because of our relatively low operating expenses.

We expect that, all other things being equal, the loss of BANA RI as a member will cause our annual net income to decrease, primarily driven by a reduction in our earnings provided by funding assets with BANA RI's investment in our capital stock, when such capital stock is repurchased or redeemed, as well as the fact that dividends on such mandatorily redeemable stock are classified as interest expense. The reduction in net income will principally depend on the level of interest rates, which affects the earnings from funding with capital. The timing of the decrease in net income is expected to depend on when BANA's business activities with us terminate and whether and to what extent we decide to repurchase its excess stock in advance of its mandatory redemption.

The following table presents the top five advance-borrowing institutions at June 30, 2013, and the interest earned on outstanding advances to such institutions for the three and six months ended June 30, 2013.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2013
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended June 30, 2013	Advances Interest Income for the Six Months Ended June 30, 2013
People's United Bank	$1,906,387	9.0%	0.21%	$798	$1,399
Webster Bank, N.A.	1,627,444	7.7	0.60	2,376	4,809
Massachusetts Mutual Life Insurance Company	600,000	2.8	1.96	2,975	5,918
Brookline Bank	593,457	2.8	1.18	1,771	3,838
Berkshire Bank	590,426	2.8	0.56	801	1,527
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

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

Our members continue to be challenged by weak economic conditions, although improvements continue. Aggregate nonperforming assets for depository institution members declined from 0.97 percent of assets as of December 31, 2012, to 0.95 percent of assets as of March 31, 2013. The aggregate ratio of tangible capital to assets among the membership declined from 8.76 percent of assets as of December 31, 2012, to 8.68 percent as of March 31, 2013. (March 31, 2013 is the date of our most recent data on our membership for this report.) As of June 30, 2013, there have been no member failures during 2013, and there were no member failures during all of 2012. All of our extensions of credit to members are secured by eligible collateral as noted herein. However we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

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

Advances outstanding to borrowers in Category-1 status at June 30, 2013, totaled $19.1 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $47.6 billion as of June 30, 2013. Of this total, $8.0 billion of securities have been delivered to us or to an approved third-party custodian, an additional $1.9 billion of securities are held by borrowers' securities corporations, and $6.9 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, and Category-3 status at June 30, 2013, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of June 30, 2013 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1 status	257	$19,065,746	$47,615,516	249.7%
Category-2 status	23	629,742	11,818,749	1,876.8
Category-3 status	21	1,397,744	1,750,126	125.2
Total	301	$21,093,232	$61,184,391	290.1%

The method by which a borrower pledges collateral is dependent upon the category status to which it is assigned and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of June 30, 2013.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$36,599,899
Collateral specifically listed and identified	22,968,260
Collateral delivered to us	10,504,844

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2012 Annual Report. At June 30, 2013, and December 31, 2012, the amount of pledged nontraditional and subprime loan collateral was nine percent and eight percent, respectively, of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at June 30, 2013, and December 31, 2012, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Investments

At June 30, 2013, investment securities and short-term money-market instruments totaled $13.9 billion, compared with $15.6 billion at December 31, 2012.

Investment securities declined $1.5 billion to $9.4 billion at June 30, 2013, compared with December 31, 2012. The decline was due to decreases of $841.9 million in MBS and $695.1 million in agency and supranational banks.

Short-term money-market investments totaled $4.5 billion at June 30, 2013, compared with $4.6 billion at December 31, 2012. This $114.3 million net decrease resulted from a $1.0 billion decrease in securities purchased under agreements to resell and a $900.0 million increase in federal funds sold.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At June 30, 2013 and December 31, 2012, our MBS, ABS, and SBA holdings represented 182 percent and 192 percent of capital, respectively.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are incremental to our primary mission. Our total investments were 35.3 percent of our total assets at June 30, 2013, versus 38.7 percent at December 31, 2012. We have been able to satisfy this investment objective without a material impact on our results of operations or financial condition because the reduction in investments has been principally concentrated in short-term, very low-yielding investments, and because other components of our assets have maintained a strong net interest spread to funding costs. We expect to continue to be able to satisfy this investment objective for the foreseeable future without this objective causing a material impact on our results of operations or financial condition by continuing this approach, as necessary.

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

Our MBS investment portfolio consists of the following categories of securities as of June 30, 2013, and December 31, 2012. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	June 30, 2013	December 31, 2012
Residential MBS - U.S. government-guaranteed and GSE	62.5%	60.6%
Commercial MBS - U.S. government-guaranteed and GSE	19.8	22.6
Private-label residential MBS	17.3	16.4
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	0.1	0.1
Total MBS	100.0%	100.0%

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

In addition to these unsecured short-term investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury and agency obligations, whose terms to maturity are up to 35 days. We have also invested in and are subject to secured credit risk related to MBS, ABS, and HFA securities that are directly or indirectly supported by underlying mortgage loans. FHFA regulations require our investments in MBS and ABS to be rated triple-A (or equivalent) at the time of purchase and our investments in HFA securities are to be rated double-A (or equivalent) or higher as of the date of purchase. Following the S&P downgrade of the U.S. Government to AA+ in August 2011, the FHFA has stated that our investments in agency MBS and ABS can be rated double-A (or equivalent) at the time of purchase even though regulations require a triple-A rating (or equivalent).

Credit ratings on total investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of June 30, 2013 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$283	$—	$—	$—	$612
Securities purchased under agreements to resell	—	—	3,000,000	—	—	—
Federal funds sold	—	1,000,000	500,000	—	—	—
Total money-market instruments	—	1,000,283	3,500,000	—	—	612

Investment securities:

Non-MBS:
U.S. agency obligations	—	10,784	—	—	—	—
U.S. government-owned corporations	—	258,791	—	—	—	—
GSEs	—	1,528,102	—	—	—	—
Supranational institutions	436,863	—	—	—	—	—
HFA securities	23,530	32,935	88,320	40,040	—	2,114
Total non-MBS	460,393	1,830,612	88,320	40,040	—	2,114

MBS:
U.S. government guaranteed - residential (2)	—	365,978	—	—	—	—
U.S. government guaranteed - commercial (2)	—	307,542	—	—	—	—
GSE – residential (2)	—	3,994,399	—	—	—	—
GSE – commercial (2)	—	1,069,900	—	—	—	—
Private-label – residential	10,977	7,325	69,335	79,245	1,038,392	18
Private-label – commercial	8,574	—	—	—	—	—
ABS backed by home-equity loans	3,447	—	10,198	2,353	5,011	2,802
Total MBS	22,998	5,745,144	79,533	81,598	1,043,403	2,820

Total investment securities	483,391	7,575,756	167,853	121,638	1,043,403	4,934

Total investments	$483,391	$8,576,039	$3,667,853	$121,638	$1,043,403	$5,546
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2013. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

FHFA regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's long-term unsecured credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one percent to 15 percent based on the counterparty's credit rating. Extensions of unsecured credit other than sales of federal funds include on- and off-balance sheet and derivative transactions. See — Derivative Instruments Credit Risk for additional information related to derivatives exposure.

FHFA regulations allow additional unsecured credit for overnight sales of federal funds. The specified percentage of eligible regulatory capital used for determining the maximum amount of unsecured credit exposure we may offer to a counterparty for overnight sales of federal funds is twice the amount that we may extend to that counterparty for extensions of credit other than overnight sales of federal funds reduced by the amount of any other unsecured credit exposure attributable to other than overnight sales of federal funds. During the quarter ended June 30, 2013, we were in compliance with FHFA regulatory limits established for unsecured credit.

We are prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union. Our unsecured credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation. We are in compliance with these FHFA regulations as of June 30, 2013.

The table below presents our short-term unsecured money-market credit exposure.

Short-term Unsecured Money-Market Credit Exposure by Investment Type (dollars in thousands)

	Carrying Value
	June 30, 2013	December 31, 2012
Federal funds sold	$1,500,000	$600,000

As of June 30, 2013, our unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to overnight federal funds sold. As of June 30, 2013, all of our unsecured investment credit exposure in federal funds sold was to U.S. branches and agency offices of foreign commercial banks.

The table below presents the June 30, 2013, carrying values and average balances for the six months ended June 30, 2013, of the short-term unsecured money-market credit exposures presented by the domicile of the counterparty or the domicile of the foreign bank counterparty for U.S. branches and agency offices of foreign commercial banks. We endeavor to mitigate this credit risk by investing in unsecured investments of highly rated counterparties. At June 30, 2013, all of our short-term unsecured money-market counterparties were rated at least single-A.

Period-End and Average Balance of Short-Term Unsecured Money-Market Credit Exposures, by Country of Domicile of Counterparty (1) (dollars in thousands)

Country of Domicile of Counterparty	Carrying Value as of June 30, 2013	Average Balance for the Six Months Ended June 30, 2013
Domestic	$—	$27,348
U.S branches and agency offices of foreign commercial banks
Sweden	1,000,000	636,740
Netherlands	500,000	253,867
Canada	—	149,724
Australia	—	31,215
Norway	—	30,774
Germany	—	30,387
United Kingdom	—	24,033
Finland	—	19,337
Total U.S. branches and agency offices of foreign commercial banks	1,500,000	1,176,077
Total unsecured credit exposure	$1,500,000	$1,203,425
_______________________

(1)
Excludes unsecured investment credit exposure to the U.S. federal government, GSEs, U.S. federal government agencies and instrumentalities, and triple-A rated supranational institutions and does not include related accrued interest as of June 30, 2013.

The table below presents the contractual maturity of short-term unsecured money-market credit exposure by the domicile of the counterparty or the domicile of the foreign bank counterparty for U.S. branches and agency offices of foreign commercial banks. At June 30, 2013, all of our outstanding unsecured money-market investments had overnight maturities.

Contractual Maturity of Short-Term Unsecured Money-Market Credit Exposure, by Country of Domicile of Counterparty (dollars in thousands)

	Carrying Value (1) as of June 30, 2013
Country of Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
U.S branches and agency offices of foreign commercial banks
Sweden	$1,000,000	$—	$—	$—	$—	$—	$1,000,000
Netherlands	500,000	—	—	—	—	—	500,000
Total unsecured credit exposure	$1,500,000	$—	$—	$—	$—	$—	$1,500,000

During the three months ended June 30, 2013, we continued to invest in unsecured overnight money-market instruments issued by certain domestic branches of Eurozone financial institutions rated at least single-A or higher by the three major NRSROs and domiciled in Finland, Germany, and the Netherlands from time to time. We continued to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis that are discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments — Investments Credit Risk in the 2012 Annual Report. On June 30, 2013, we had $500.0 million in unsecured money-market exposure to Eurozone financial institutions. Our maximum unsecured money-market exposure to any single Eurozone financial institution was $500.0 million on any day during the quarter ended June 30, 2013.

At June 30, 2013, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $3.8 billion to eight counterparties and issuers, of which $1.5 billion was for federal funds sold, and $2.3 billion was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of June 30, 2013:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of June 30, 2013

Issuer / counterparty	Percent
Fannie Mae	31.0%
Svenska Handelsbanken (1)	13.3
Skandinaviska Enskilda Banken (1)	13.3
Rabobank Nederland (1)	13.3
Inter-American Development Bank (a supranational institution)	11.8
Freddie Mac	10.1
_______________________
(1) Overnight federal funds sold

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our cash flow analysis of private-label MBS during the quarter ended June 30, 2013, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and/or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home-equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary impairment credit loss.

Significant Inputs to Cash-flow Analysis of Private-label MBS For the Quarter Ended June 30, 2013 (dollars in thousands)

		Significant Inputs - Weighted Average			Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Weighted Average Percent
Private-label residential MBS
Prime (2)
2007	$20,008	8.5%	28.3%	42.1%	7.7%
2006	13,124	9.5	20.4	37.0	0.0
2005	51,821	10.3	20.2	42.1	11.6
2004 and prior	120,210	11.4	12.1	33.1	15.9
Total	$205,163	10.7%	16.3%	36.5%	13.0%

Alt-A (2)
2007	$465,794	5.1%	63.0%	48.1%	8.6%
2006	786,182	5.7	58.0	48.9	9.5
2005	517,193	8.0	36.8	43.4	18.4
2004 and prior	49,523	11.8	25.3	38.4	25.1
Total	$1,818,692	6.4%	52.3%	46.8%	12.2%

ABS backed by home equity loans
Subprime (2)
2004 and prior	$25,451	6.8%	28.1%	74.4%	33.7%
_______________________
(1)         Commercial private-label MBS with a par value of $8.6 million and a private-label residential MBS with a par value of $3.1 million, consisting of loans that are backed by the FHA and the VA, are not included in this table.

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

Of our $7.8 billion in par value of MBS and ABS investments at June 30, 2013, $2.1 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$1.8 billion in par value are securities backed primarily by Alt-A loans;

•	$218.2 million in par value are backed primarily by prime residential and/or commercial loans; and

•	$25.5 million in par value of these investments are backed primarily by subprime mortgages.

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

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $67.9 million in par value as of June 30, 2013, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. However, these bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $4.1 million in par value as of June 30, 2013, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities in the 2012 Annual Report for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	June 30, 2013			December 31, 2012
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$17,586	$192,014	$209,600	$18,861	$207,215	$226,076
Alt-A	33,726	1,783,679	1,817,405	36,761	1,898,064	1,934,825
Total private-label residential MBS	51,312	1,975,693	2,027,005	55,622	2,105,279	2,160,901
Private-label commercial MBS
Prime	8,594	—	8,594	9,851	—	9,851
ABS backed by home equity loans
Subprime	—	25,451	25,451	—	26,610	26,610
Total par value of private-label MBS	$59,906	$2,001,144	$2,061,050	$65,473	$2,131,889	$2,197,362
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to our investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of June 30, 2013, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by collateral type and year of securitization. Average current credit enhancements as of June 30, 2013, reflect the percentage of subordinated class outstanding balances as of June 30, 2013, to our senior class outstanding balances as of June 30, 2013, weighted by the par value of our respective senior class securities, and shown by underlying loan collateral type and year of securitization. Average current credit enhancements as of June 30, 2013, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At June 30, 2013 (dollars in thousands)

		Year of Securitization
Private-label MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$8,594	$—	$—	$—	$8,594
Double-A	5,857	—	—	—	5,857
Single-A	23,769	—	—	—	23,769
Triple-B	61,033	—	—	10,820	50,213
Below Investment Grade
Double-B	29,799	—	—	2,914	26,885
Single-B	24,407	20,008	—	—	4,399
Triple-C	44,963	—	—	31,457	13,506
Single-D	19,754	—	13,124	6,630	—
Unrated	18	—	—	—	18
Total	$218,194	$20,008	$13,124	$51,821	$133,241

Amortized cost	$208,002	$20,008	$10,323	$45,000	$132,671
Gross unrealized losses	(11,741)	(2,547)	—	(2,448)	(6,746)
Fair value	198,658	17,461	11,932	43,129	126,136
Other-than-temporary impairment for the six months ended June 30, 2013:
Total other-than-temporary impairment losses on held-to-maturity securities	$—	$—	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(12)	—	—	—	(12)
Net impairment losses on held-to-maturity securities recognized in income	$(12)	$—	$—	$—	$(12)

Weighted average percentage of fair value to par value	91.05%	87.27%	90.92%	83.23%	94.67%
Original weighted average credit support	11.19	6.41	8.32	20.93	8.40
Weighted average credit support	13.15	7.66	—	11.64	15.86
Weighted average collateral delinquency (1)	11.48	6.64	11.65	15.99	10.43
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At June 30, 2013 (dollars in thousands)

		Year of Securitization
Private-label residential MBS - Alt-A	Total	2007		2006	2005	2004 and prior
Par value by credit rating
Triple-A	$10,977	$—		$—	$10,977	$—
Double-A	1,467	—		—	—	1,467
Single-A	45,566	—		—	31,934	13,632
Triple-B	18,664	—		—	7,301	11,363
Below Investment Grade
Double-B	27,884	—		—	18,765	9,119
Single-B	74,977	—		—	62,322	12,655
Triple-C	973,897	244,300		511,441	218,156	—
Double-C	293,293	110,655		154,730	27,908	—
Single-C	81,773	8,405		34,491	38,877	—
Single-D	288,907	102,434		85,520	100,953	—
Total	$1,817,405	$465,794		$786,182	$517,193	$48,236

Amortized cost	$1,359,552	$318,309		$542,484	$450,523	48,236
Gross unrealized losses	(98,176)	(20,093)		(33,237)	(41,272)	(3,574)
Fair value	1,291,337	313,304		519,547	413,824	44,662
Other-than-temporary impairment for the six months ended June 30, 2013:
Total other-than-temporary impairment losses on held-to-maturity securities	$(100)	$(7)	—	$—	$(93)	$—
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	(703)	(587)		(179)	63	—
Net impairment losses on held-to-maturity securities recognized in income	$(803)	$(594)		$(179)	$(30)	$—

Weighted average percentage of fair value to par value	71.05%	67.26%		66.08%	80.01%	92.59%
Original weighted average credit support	27.93	29.12		28.94	26.70	13.26
Weighted average credit support	12.22	8.55		9.52	18.42	25.33
Weighted average collateral delinquency (1)	32.74	39.83		35.88	23.11	16.33
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At June 30, 2013 (dollars in thousands)

ABS backed by home equity loans – Subprime	2004 and prior
Par value by credit rating
Triple-A	$3,474
Single-A	10,198
Triple-B	2,352
Below Investment Grade
Single-B	4,028
Triple-C	1,710
Single-D	887
Unrated	2,802
Total	$25,451

Amortized cost	$24,839
Gross unrealized losses	(2,262)
Fair value	22,726

Weighted average percentage of fair value to par value	89.29%
Original weighted average credit support	10.19
Weighted average credit support	33.74
Weighted average collateral delinquency (1)	20.17
_______________________
(1)          Represents loans that are 60 days or more delinquent.

The following table provides certain characteristics our private-label MBS that are in a gross unrealized position by collateral type.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of June 30, 2013 (dollars in thousands)
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates
Private-label residential MBS backed by:
Prime, first lien	$147,433	$145,972	$(11,741)	11.59%

Alt-A option ARM	596,519	501,952	(62,564)	36.64
Alt-A other	635,112	481,018	(35,612)	28.60
Total Alt-A	1,231,631	982,970	(98,176)	32.49

ABS backed by home equity loans:
Subprime, first lien	23,682	23,574	(2,262)	19.71
Total private-label MBS	$1,402,746	$1,152,516	$(112,179)	30.08%

The following table provides the geographic concentrations by state and by metropolitan statistical area of the loans underlying our private-label MBS and ABS as of June 30, 2013, where such concentrations are five percent or greater of all loans underlying these investments.
Geographic Concentrations of Loans Underlying our Private-Label MBS and ABS As of June 30, 2013

State concentrations	Percentage of Total Private-Label MBS and ABS
California	38.3%
Florida	12.5
New York	5.3
All Other	43.9
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.2%
Washington, D.C.-MD-VA-WV	6.4
All Other	83.4
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

The following graph demonstrates how average prices have changed with respect to various asset classes in our MBS portfolio during the 12 months ended June 30, 2013:

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

The monoline bond insurers continue to be subject to adverse ratings and weak financial performance measures. Below investment-grade ratings or rating downgrades imply an increased risk that the monoline bond insurer will fail to fulfill its obligations to reimburse the insured investor for claims made under the related insurance policies. There are five monoline bond insurers that insure our investment securities. As discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities in the 2012 Annual Report, we generally perform a “burnout period” analysis of the monoline bond insurers. Of the five monoline bond insurers, only the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and therefore excluded from a burnout period analysis. Conversely, the key burnout period for monoline bond insurer Financial Guaranty Insurance Company is not considered applicable due to regulatory intervention that has suspended all claims, and we have placed no reliance on this monoline insurer. Syncora Guarantee Inc. is currently paying claims after previous regulatory intervention, although the burnout period is indeterminate, therefore we have placed no reliance on this monoline insurer. For the remaining monoline bond insurers, MBIA Insurance Corporation and Ambac Assurance Corp., we have established a burnout period ending September 30, 2013. In addition, Ambac Assurance Corp. reimbursements during the burnout period are limited to 25 percent of claims in accordance with orders by the Wisconsin State Insurance Commissioner. We monitor the financial condition of these monoline bond insurers on an ongoing basis and as facts and circumstances change, the burnout period could significantly change.

As of June 30, 2013, our private-label MBS and ABS backed by home-equity loan investments covered by monoline insurance was $110.8 million, of which $106.9 million represents private-label MBS covered by the monoline bond insurance for some period of time in the cash flow modeling. Of the $106.9 million, 79.8 percent represents Alt-A MBS and 20.2 percent represents subprime ABS backed by home-equity loan investments.

Our total investments in HFA securities was $186.9 million as of June 30, 2013. The following table provides the geographic concentrations by state of our HFA investments where such concentrations are five percent or greater of our total HFA investments as of June 30, 2013.
State Concentrations of HFA Securities As of June 30, 2013 (dollars in thousands)

	Carrying Value	Percent of Total HFA Investments
Massachusetts	$110,895	59.3%
Rhode Island	29,415	15.8
Connecticut	23,530	12.6
Maine	15,000	8.0
All Other	8,099	4.3
	$186,939	100.0%

Mortgage Loans

As of June 30, 2013, our mortgage loan investment portfolio totaled $3.5 billion, a decrease of $4.7 million from December 31, 2012. We do not expect this portfolio to change significantly in 2013 based on continuing uncertainty about the mortgage loan market based both on the economy and expected legislative and regulatory developments, including, but not limited to, potential developments described under — Legislative and Regulatory Developments — Other Significant Developments — Housing Finance and Housing GSE Reform.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to September 30, 2014, and may be extended again. As of June 30, 2013, we had $448.7 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago in the 2012 Annual Report.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2013	December 31, 2012

Massachusetts	40%	39%
Maine	11	10
California	8	9
Connecticut	7	8
Wisconsin	7	7
All others	27	27
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $2.0 million at June 30, 2013, compared with $4.4 million at December 31, 2012. The primary drivers for the decline in the allowance are a reduction in the loss severity estimates we used based on our expectations of a general rise in single family home values, an overall decline in delinquency rates on our portfolio of conventional mortgage loans, and improvements in our methodology for estimating the impacts of loss mitigants on the loans (mitigants such as the recovery of credit enhancement fees). For information on the determination of the allowance at June 30, 2013, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2012 Annual Report.

We place conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:
Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2013	December 31, 2012
Total par value past due 90 days or more and still accruing interest	$19,075	$23,210
Nonaccrual loans, par value	46,749	50,571
Troubled debt restructurings (not included above)	2,753	1,909

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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	June 30, 2013	December 31, 2012

Massachusetts	31%	27%
California	18	21
Connecticut	10	10
All others	41	42
Total	100%	100%

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (7.5 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (39.1 percent by outstanding principal balance). Our allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of June 30, 2013.

Summary of Higher-Risk Conventional Mortgage Loans As of June 30, 2013 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$164,599	7.00%	2.72%	7.78%
High loan-to-value loans (2)	50,119	2.21	1.29	7.83
Subprime and high loan-to-value loans (3)	8,402	11.79	7.00	14.30
Total high-risk loans	$223,120	6.10%	2.56%	8.04%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of June 30, 2013, we were the beneficiary of primary mortgage insurance coverage on $194.2 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $24.6 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of July 31, 2013, all of these mortgage insurance companies, with the exceptions of Triad Guaranty Insurance Corporation, PMI Mortgage Insurance Company, and Republic Mortgage Insurance Company, which are no longer rated by any of the NRSROs, have a credit rating of triple-B or lower (or equivalent) by at least one NRSRO as presented in the below table. Ordinarily we do not accept primary mortgage insurance from a mortgage insurance company for our investments in conventional mortgage loans unless that company is rated at least triple-B- by S&P at the time of our investment in the loan (although we may accept lower-rated mortgage insurance provided we obtain additional credit enhancement in such form as we deem appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two mortgage insurance companies have a credit rating of at least triple-B- as of July 31, 2013, we could develop increasing concentrations of exposure to those mortgage insurance companies. We have established and maintain limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. However, those exposure limits could lead to fewer mortgage loan investment opportunities for us.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We have monitored the financial condition of these mortgage insurance companies. Further, we required all new supplemental mortgage insurance policies be with companies rated AA- or higher by S&P. However, none of the eight mortgage insurance companies previously approved by us are currently eligible to write new supplemental mortgage insurance policies for loan pools sold to us. We do not currently invest in mortgage loans that rely on supplemental mortgage insurance to be eligible investments. We may allow participating financial institutions to pledge collateral to credit enhance their relevant loan pools if the mortgage insurance companies are downgraded below the required rating.

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	July 31, 2013		June 30, 2013
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Total Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	$140,220	$32,803	$16,195	$48,998	73.5%
Genworth Mortgage Insurance Corporation	B/Ba2/NR	Negative	25,068	6,544	—	6,544	9.8
Mortgage Guaranty Insurance Corporation	B/B2/NR	Negative	14,980	3,583	912	4,495	6.7
CMG Mortgage Insurance Company	BBB-/NR/NR	Negative	6,367	1,613	—	1,613	2.4
PMI Mortgage Insurance Company (1)	NR/NR/NR	N/A	3,512	838	—	838	1.3
Radian Guaranty Incorporated	B/Ba3/NR	Negative	1,276	282	2,657	2,939	4.4
Republic Mortgage Insurance Company (2)	NR/NR/NR	N/A	2,546	560	649	1,209	1.8
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	243	48	—	48	0.1
			$194,212	$46,271	$20,413	$66,684	100.0%
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

Deposits

At June 30, 2013, and December 31, 2012, deposits totaled $604.1 million and $595.0 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both June 30, 2013, and December 31, 2012, amounted to a par amount of $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $55,000 and $111,000 as of June 30, 2013, and December 31, 2012, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $695.7 million and $907.1 million as of June 30, 2013, and December 31, 2012, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2013, and December 31, 2012. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2013		December 31, 2012
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,235,940	$(336,645)	$5,883,040	$(491,931)
	Swaps	Economic	154,500	(405)	139,500	(1,166)
Total associated with advances			5,390,440	(337,050)	6,022,540	(493,097)
Available-for-sale securities	Swaps	Fair value	611,915	(267,864)	711,915	(361,956)
	Caps and floors	Economic	300,000	172	300,000	50
Total associated with available-for-sale securities			911,915	(267,692)	1,011,915	(361,906)
Trading securities	Swaps	Economic	215,000	(21,693)	225,000	(32,476)
COs	Swaps	Fair value	6,423,195	(2,716)	7,980,795	66,357
	Swaps	Economic	1,304,000	1,801	1,000,000	406
	Forward starting swaps	Cash Flow	1,250,000	(47,684)	1,250,000	(64,897)
Total associated with COs			8,977,195	(48,599)	10,230,795	1,866
Deposits	Swaps	Fair value	20,000	1,908	20,000	2,685
Total			15,514,550	(673,126)	17,510,250	(882,928)
Mortgage delivery commitments			26,474	(538)	30,938	19
Total derivatives			$15,541,024	(673,664)	$17,541,188	(882,909)
Accrued interest				(22,008)		(24,072)
Net derivatives				$(695,672)		$(906,981)
Derivative asset				$55		$111
Derivative liability				(695,727)		(907,092)
Net derivatives				$(695,672)		$(906,981)
 _______________________
(1) Embedded advance derivatives separated from the host contract with a notional amount of $154.5 million and a fair value of $403,000 are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $11.7 billion, representing

75.0 percent of all derivatives outstanding as of June 30, 2013. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of June 30, 2013 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$600,710	$(8,516)	$600,710	$8,512	3.53%	0.27%	3.33%	0.47%
Due after one year through two years	672,115	(23,489)	672,115	23,447	3.05	0.28	2.80	0.53
Due after two years through three years	555,095	(33,931)	555,095	33,941	3.23	0.27	2.94	0.56
Due after three years through four years	1,448,630	(121,396)	1,448,630	120,172	3.48	0.27	3.24	0.51
Due after four years through five years	1,296,250	(119,554)	1,296,250	118,810	3.44	0.28	3.31	0.41
Thereafter	663,140	(29,759)	663,140	29,773	3.03	0.27	2.59	0.71
Total	$5,235,940	$(336,645)	$5,235,940	$334,655	3.34%	0.27%	3.10%	0.51%
_______________________

(1)	Included in the advances hedged amount are $2.9 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2013.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of June 30, 2013 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,095,500	$9,350	$3,095,500	$(9,322)	1.00%	1.03%	0.23%	0.20%
Due after one year through two years	1,042,695	5,293	1,042,695	(5,288)	0.68	0.72	0.20	0.16
Due after two years through three years	920,000	13,352	920,000	(13,349)	1.15	1.16	0.19	0.18
Due after three years through four years	135,000	(303)	135,000	293	0.88	0.88	0.20	0.20
Due after four years through five years	210,000	(2,311)	210,000	2,310	0.68	0.68	0.04	0.04
Thereafter	1,020,000	(28,097)	1,020,000	27,576	1.40	1.40	0.04	0.04
Total	$6,423,195	$(2,716)	$6,423,195	$2,220	1.02%	1.04%	0.18%	0.16%
_______________________

(1)	Included in the CO Bonds hedged amount are $1.3 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2013.

Derivatives Clearing. Since June 10, 2013, we have been required to use centralized derivatives clearing organizations to clear certain derivatives that the Commodity Futures Trading Commission has designated to be subject to a mandatory clearing requirement, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank
Act). Accordingly, we have been clearing our interest rate swaps subject to mandatory clearing. Derivatives that are cleared through derivatives clearing organizations are not governed by the same legal documentation regime that applies to our derivatives that are executed and maintained bilaterally with counterparties. Rather, derivatives that are cleared are governed by futures account agreements in accordance with requirements of the Dodd-Frank Act. Under this framework, immediately after we execute a derivative transaction with an executing broker, we and the executing broker assign our respective counterparty relationships to a derivatives clearing organization through a clearing member of that derivatives clearing organization that acts as our agent. The derivatives clearing organization requires that we offset current derivatives exposures with variation margin and that we provide the DCO with initial margin separate from the variation margin to provide the derivatives clearing organization additional protection against loss in the event of our default. As of June 30, 2013, we had four cleared interest rate swaps with a notional amount of $75.0 million.

Derivative Instruments Credit Risk. We are subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently receive only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money). The resulting net exposure at fair value is reflected in the derivative instruments table below. We presently pledge securities collateral for bilateral derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out of the money) by an amount that exceeds an exposure threshold defined in our master netting agreement with the counterparty. We also pledge cash collateral, including initial margin an variation margin, to secure the DCO's exposure to us on cleared derivatives through a clearing member who acts as our agent to a DCO. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of June 30, 2013.

Derivatives Counterparty Current Credit Exposure As of June 30, 2013 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Single-A	$58,500	$35	$—	$—	$35
Cleared derivatives	10,000	4	(4)	—	—

Liability positions with credit exposure:
Bilateral derivatives
Single-A	3,461,520	(154,194)	—	159,294	5,100
Cleared derivatives	65,000	(239)	616	—	377
Total derivative positions with nonmember counterparties to which we had credit exposure	3,595,020	(154,394)	612	159,294	5,512

Mortgage delivery commitments (2)	4,097	16	—	—	16
Total	$3,599,117	$(154,378)	$612	$159,294	$5,528

Derivative positions without credit exposure: (3)
Double-A	$262,000
Single-A	8,636,990
Triple-B	3,020,540
Mortgage delivery commitments (2)	22,377
Total derivative positions without credit exposure	$11,941,907

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

We note that during the quarter ended June 30, 2013, we had two Eurozone derivatives counterparties: one domiciled in France and one domiciled in Germany, each of which is rated single-A or higher by all three of the major NRSROs. We had $35,000 in unsecured derivatives exposure to these Eurozone financial institutions on June 30, 2013. Our maximum unsecured derivatives exposure to any Eurozone counterparty was $37.9 million during the quarter ended June 30, 2013.

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

The following table shows our structural liquidity as of June 30, 2013.

Structural Liquidity As of June 30, 2013 (dollars in thousands)

	Month 1	Month 2	Month 3
Projected net cash flow (1)	$4,955,837	$3,072,586	$1,359,052
Less: Cumulative contingent obligations	(6,226,316)	(8,937,765)	(10,713,785)
Equals: Net structural liquidity need	(1,270,479)	(5,865,179)	(9,354,733)
Available borrowing capacity (2)	$41,476,083	$45,082,620	$48,017,759
Ratio of available borrowing capacity to net structural liquidity need	32.65	7.69	5.13
Minimum ratio required by our risk management policy	1.00	0.50	0.50
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

(2)
Available borrowing capacity is the CO issuance capacity based on achieving leverage up to our internal minimum capital requirement. For information on this internal minimum capital requirement, see — Internal Capital Practices and Policies — Internal Minimum Capital Requirement in Excess of Regulatory Requirements.

FHFA regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. We complied with this requirement at all times during the quarter ended June 30, 2013. As of June 30, 2013, and December 31, 2012, we held a surplus of $10.8 billion and $11.4 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of June 30, 2013.

Contingency Liquidity As of June 30, 2013 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$549,391
Contingency borrowing capacity (exclusive of CO issuances)	10,222,919
Net contingency borrowing capacity	$10,772,310
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain FHFA guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended June 30, 2013.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the three months ended June 30, 2013. During the three months ended June 30, 2013, this gap averaged 4.0 percent (maximum level 5.3 percent and minimum level 3.0 percent). As of June 30, 2013, this gap was 3.7 percent, compared with 4.6 percent at December 31, 2012.

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

Debt Financing — Consolidated Obligations

At June 30, 2013, and December 31, 2012, outstanding COs, including both CO bonds and CO discount notes, totaled $34.3 billion and $34.8 billion, respectively.

CO bonds outstanding for which we are primarily liable at June 30, 2013, and December 31, 2012, include issued callable bonds totaling $2.5 billion and $2.1 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short repricing intervals. CO discount notes comprised 28.8 percent and 24.9 percent of the outstanding COs for which we are primarily liable at June 30, 2013, and December 31, 2012, respectively, but accounted for 89.9 percent and 94.0 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2013 and 2012, respectively, due, in particular, to our frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we are primarily liable.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and good market access during the period covered by this report. Further, financial markets have remained generally calm notwithstanding the U.S. federal government's future fiscal plans; national debt challenges; and debt crises in the Eurozone. The U.S. economy grew modestly during the quarter ended June 30, 2013. However, continued uncertainty as to the resolution of statutorily mandated deficit reduction and the failure of the Congress to agree to a plan to increase the current debt ceiling could negatively impact the market for CO debt over the course of 2013. Further, we have witnessed recent volatility in market interest rate spreads that we believe may be attributable to an increase in market perceptions that the Federal Reserve could begin to shift away from supporting a low-interest rate environment.

We continue to operate in a prolonged, historically low interest-rate environment as discussed under — Executive Summary — Interest-Rate Environment. Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have had no difficulty issuing debt in the amounts and structures required to meet our funding and risk-management needs. Throughout the quarter ended June 30, 2013, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into the third quarter of 2013. Among the factors that could further shape demand for COs through the rest of the year, we note the potential downgrade of the U.S. federal government. We further note that the NRSROs have historically indicated that FHLBank credit ratings, including credit ratings for COs, are constrained by the rating of the U.S. federal government. Accordingly, a Moody's downgrade of the U.S. federal government could result in a downgrade of the FHLBanks and COs. For a discussion of how an NRSRO downgrade could impact us, see our 2012 Annual Report Item 1A — Risk Factors — Business and Reputation Risks — An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, require us to deliver collateral to certain derivatives counterparties, and/or adversely impact demand for certain of our products. Finally, as noted in our 2012 Annual Report Item 1A — Risk Factors — Market and Liquidity Risks — Legislative or regulatory reforms that impact investors in COs could adversely impact our funding availability and costs, the implementation of reforms impacting money-market funds could cause a significant reduction in the size of these funds, and thus, the loss of this investor base for short-term CO debt.

Capital

Capital at June 30, 2013, was $2.6 billion, a decrease of $969.1 million from $3.6 billion at year-end 2012. Capital stock declined by $1.1 billion due to the reclassification of capital stock to mandatorily redeemable capital stock amounting to $859.1 million and the repurchase of $300.0 million of excess capital stock (of which $25.0 million was mandatorily redeemable capital stock). The reclassification of capital stock to mandatorily redeemable capital stock primarily results from the merger of BANA RI into BANA, which is ineligible for membership. Offsetting these decreases was the issuance of $80.1 million of capital stock due to increased advances borrowings by certain members. Restricted retained earnings totaled $82.1 million at June 30, 2013, while total retained earnings at June 30, 2013, grew to $669.9 million, an increase of $82.4 million from December 31, 2012. Accumulated other comprehensive loss totaled $474.1 million at June 30, 2013, an improvement of $2.5 million from December 31, 2012.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2013, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership following the expiry of the stock redemption period. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $977.4 million and $215.9 million at June 30, 2013, and December 31, 2012, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock in the 2012 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at June 30, 2013, and December 31, 2012 (dollars in thousands).

Expiry of Redemption Period	June 30, 2013	December 31, 2012
Past redemption date (1)	$697	$—
Due in one year or less	43	80,259
Due after one year through two years	—	—
Due after two years through three years	116,745	—
Due after three years through four years	832	134,590
Due after four years through five years	859,073	1,014
Total	$977,390	$215,863
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

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

At June 30, 2013, and December 31, 2012, excess stock totaled $1.8 billion and $2.1 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2013	$626,232	$923,514	$1,549,769	$3,378,599	$1,828,830
December 31, 2012	639,941	898,557	1,538,519	3,671,027	2,132,508
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

By letter dated June 24, 2013, the Acting Director of the FHFA notified us that, based on March 31, 2013, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the FHFA has not yet notified us of our capital classification based on June 30, 2013, financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 10.3 percent at June 30, 2013, a ratio in excess of the targeted operating range. This results principally from our limited repurchases of excess stock accompanied with a significant decline in advances balances since 2008, as discussed under — Executive Summary — Advances Balances.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of our regulatory capital requirement plus our retained earnings target. As of June 30, 2013, this internal minimum capital requirement equaled $2.4 billion, which was satisfied by our actual regulatory capital of $4.0 billion.

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

At June 30, 2013, we had total retained earnings of $669.9 million, consisting of $587.8 million in unrestricted retained earnings and $82.1 million in restricted retained earnings. For information on our restricted retained earnings contribution requirement, see Item 1 — Notes to the Financial Statements — Note 14 — Capital. Amounts in our restricted retained earnings account are not available to pay dividends. However, they may be applied to satisfy our internal retained earnings target, which is determined independently of the restricted retained earnings requirement defined under the Joint Capital Agreement.

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

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Commitments and Contingencies in the 2012 Annual Report.

The FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP and interest expense on mandatorily redeemable capital stock. Based on our net income of $35.6 million for the three months ended June 30, 2013, our AHP assessment was $4.1 million. See Item 1 — Business — Assessments in the 2012 Annual Report for additional information regarding the AHP assessment.

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

As of June 30, 2013, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements. Described below are the results of the sensitivity analysis for other-than-temporary impairment of private-label MBS.

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

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of June 30, 2013 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ended June 30, 2013	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	1	$1,287	$(4)	2	$7,917	$(141)
Alt-A	2	27,393	(390)	16	233,432	(2,855)
Subprime	—	—	—	2	700	(3)
Total private-label MBS	3	$28,680	$(394)	20	$242,049	$(2,999)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

RISK MANAGEMENT

Operational Risk

We are subject to operational risk, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Operational Risk in the 2012 Annual Report. Natural disasters, acts of terrorism or other catastrophic events could result in our inability to conduct important operations resulting in business disruption. Such a disruption could adversely impact our reputation, relationships with our members, and results of operations. Accordingly, we take various steps intended to minimize the risks of business disruption. Among other steps, we maintain a business-continuity / disaster-recovery site in Massachusetts to provide continuity of operations in the event that our headquarters in Boston, Massachusetts becomes unavailable and also have a reciprocal back-up agreement with the FHLBank of Topeka to provide short-term advances to our members, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Operational Risk in the 2012 Annual Report. As an example, we conducted our critical operations from our business-continuity / disaster-recovery site in April 2013, for two days due to acts of terrorism in the vicinity of our headquarters. Although we were able to continue our business operations at our disaster-recovery site without any important disruptions from these acts of terrorism, there can be no assurance that we will be able to maintain our business operations without material disruptions in the event of any natural disaster, act of terrorism, or other catastrophic events.

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

FHFA Developments

The FHFA has issued an interim final rule and a proposed rule both of which could impact our ability to compensate executive officers. Any limitation on our ability to determine how to compensate executive officers could adversely impact our ability to recruit or retain key personnel.

Interim Final Rule Regarding Executive Compensation. On May 14, 2013, the FHFA published an interim final rule setting forth requirements and processes with respect to the compensation we provide to executive officers. The interim rule addresses the authority of the FHFA Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers we might otherwise provide. The interim final rule also addresses the FHFA Director's authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits us from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure to comply with the rule may result in supervisory action by the FHFA. The interim final rule became effective on June 13, 2013, with comments due by July 15, 2013.

Proposed Rule Regarding Golden Parachute and Indemnification Payments. On May 14, 2013, the FHFA re-published a proposed rule setting forth the standards that the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments if adopted as proposed. The primary impact of this proposed rule would be to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and to further refine limitations on golden parachute payments to further limit any such payments made by an FHLBank that is assigned a less than satisfactory composite FHFA examination rating. Comments on the proposed rule were due by July 15, 2013.

Other Significant Developments

Housing Finance and Housing GSE Reform. We expect Congress and the Senate to continue to consider reforms for U.S. housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises). So far, several new proposals have been offered that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act). Both proposals would have direct implications for the FHLBanks if enacted.

While both proposals reflect the FHFA's efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a single securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the FHFA as the primary Federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities, in a catastrophic risk position. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or subsidiary would not be issued as a CO and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA and similar loans designed to serve first-time homebuyers and low-and-moderate income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBanks. Among other things, the number of directors would be capped at 15, which could be an important factor in the context of two FHLBanks merging. Special provisions would govern mergers, capping the number of member directors allocated to a state at two until each state has at least one member director. In addition, the FHFA would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the FHFA adopt regulations establishing standards of community investment or service for FHLBanks' members.

Changes to the U.S. housing finance system could have consequences for the FHLBank System and our ability to provide readily accessible liquidity to our members. However, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. The Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council employs in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board and to be subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a three-stage process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding;

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•
a third stage analyzing the subject nonbank financial company using information collected directly from it. The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBanks, the FHFA). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If an FHLBank is designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, then its operations and business could be adversely impacted by any resulting additional costs, liquidity or capital requirements, and/or restrictions on business activities.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities." The final rule provides that a company is “predominantly engaged in financial activities” and thus a “nonbank financial company” if:

•
as determined in accordance with applicable accounting standards, (i) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company's consolidated annual gross revenues in that fiscal year, or (ii) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company's consolidated total assets as of the end that fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve Board, with respect to the definition of a “significant nonbank financial company,” that (i) the consolidated annual gross financial revenues of the company represent 85 % or more of the company's consolidated annual gross revenues, or (ii) the consolidated total financial assets of the company represent 85% or more of the company's consolidated total assets.

The final rule also defines the terms "significant nonbank financial company" to mean (i) any nonbank financial company supervised by the Federal Reserve; and (ii) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year.

If we are designated for supervision by the Federal Reserve (and therefore a significant nonbank financial company), we would be subject to increased supervision and oversight as described above.

Money Market Mutual Fund (MMF) Reform. The Oversight Council has issued certain proposed recommendations for structural reforms of MMFs, stating that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require MMFs to generally impose a liquidity fee if a fund's liquidity levels fell below a specified threshold and would permit the funds to suspend redemptions temporarily. It is possible that demand for COs may be impacted by the structural reform ultimately adopted to the extent that investors migrate away from non-government MMFs. Accordingly, these reforms could cause the FHLBanks' funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact the FHLBanks' results of operations. However, government-only MMFs, which are allowed to purchase COs, are not impacted by the proposed reforms and, therefore, are expected to continue to provide an attractive investment alternative for investors.
Basel Committee on Banking Supervision - Capital Framework. In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.
The new framework could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for COs to the extent that impacted institutions divest or limit their investments in COs. Conversely, the new requirements could incent our members to use term advances to create and maintain balance sheet liquidity. Most of our members must begin to comply with the final rule by January 1, 2015, although some larger members must comply by January 1, 2014.
CREDIT RATING AGENCY DEVELOPMENTS

S&P Development

On June 10, 2013, S&P affirmed its 'AA+' long-term and 'A-1+' short-term credit ratings on COs and on the Bank and 10 of the other FHLBanks. S&P has also revised its outlooks from negative to stable for all of the FHLBanks in June 2013. S&P has indicated that these rating actions reflect S&P's revision of the outlook on the long-term sovereign credit rating on the United States of America to stable from negative. S&P has indicated that its ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign rating of the U.S.

Moody's Development

On July 18, 2013, Moody's affirmed its 'Aaa' long-term deposit ratings of all of the FHLBanks as well as the 'Aaa' long-term bond rating of COs and updated the outlook to stable from negative. Moody's also affirmed its 'Prime-1' short-term deposit ratings of all of the FHLBanks and its 'Prime-1' short-term bond rating for COs. Moody's indicates these affirmations and improvements in outlook result from its affirmation of the U.S. federal government's 'Aaa' debt rating with its outlook updated to stable from negative. As with S&P, Moody's has indicated that its ratings of the FHLBank System and the FHLBanks are constrained by the U.S. federal government's debt rating.

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

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate-risk of our debt (at June 30, 2013, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.2 billion, compared with $13.5 billion at December 31, 2012, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.2 billion and $858.0 million at June 30, 2013, and December 31, 2012, respectively);

•
the issuance of CO bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bonds used in conjunction with interest-rate-exchange agreements was $7.7 billion, or 31.9 percent of our total outstanding CO bonds at June 30, 2013, compared with $8.9 billion, or 34.4 percent of total outstanding CO bonds, at December 31, 2012);

•
contractual provisions for advances with original fixed maturities of greater than six months that require borrowers to pay us prepayment fees, which make us financially indifferent if the borrower prepays such advances prior to maturity. These provisions protect against a loss of income under certain interest-rate environments;

•
the use of the duration extension portfolio (which totaled $1.4 billion at June 30, 2013, as compared with $2.1 billion at December 31, 2012), to hedge our net interest income against the impact of low interest rates, which is discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios in the 2012 Annual Report. We began investing under this strategy in July 2009 and discontinued further investments to this portfolio after March 2011. As a result, the balance of this portfolio is declining as assets mature, and the last assets will mature in May 2014; and

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

•
value at risk (VaR), which measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR Stress Scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992;

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

Prior to the period covered by this report, we determined VaR based on VaR Stress Scenarios going back monthly to 1978, consistent with FHFA regulations. For this and future reports, we exclude VaR Stress Scenarios prior to 1992 in determining VaR because we believe market risk stress conditions are effectively captured in those past 1992 and therefore properly present our market risk exposure. The FHFA has advised us that it believes that excluding the older scenarios is consistent with its regulations.

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk in the 2012 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at June 30, 2013, and December 31, 2012.

Interest/Market-Rate Risk Metric	At June 30, 2013	At December 31, 2012	Target, Limit or Management Action Trigger at March 31, 2013
MVE	$3.9 billion	$3.9 billion	None
MVE/BVE	97.1%	92.7%	None
MVE/Par Stock	116.3%	107.6%	100% or higher (target)
Adjusted MVE/Par Stock	113.4%	109.9%	Maintain above 100% (limit)
Economic Capital Ratio	9.9%	9.6%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$126.7 million	$80.0 million	Maintain below $275.0 million (limit)
Duration of Equity	+1.0 years	+0.3 years	Maintain below +/- 4.0 years (limit)
Duration Gap	+1.1 months	+0.4 months	None
Duration Extension Portfolio VaR Limit (1)	$393,000	$1.4 million	Maintain below $125.0 million (limit)
Duration Extension Portfolio Interest Rate Shock	Market yields on GSE debt would have to rise by 373 basis points for the limit to be breached	Market yields on GSE debt would have to rise by 283 basis points for the limit to be breached	Maintain above 25 basis points (limit)
MPF Portfolio VaR	$74.2 million	$27.0 million	Maintain below $68.8 million (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on Regulatory Capital (2) is 144 basis points above the average yield on three-month LIBOR	Return on Regulatory Capital (2) is 29 basis points above the average yield on three-month LIBOR	Maintain projected return on Regulatory Capital above three-month LIBOR over the following 12 month horizon (management action trigger)
_______________________

(1)	This metric is calculated net of any unrealized gain or loss.

(2)
The income simulation metric for June 30, 2013, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock. The results for December 31, 2012, have been revised to conform to the current period methodology.

As seen in the above table, we exceeded the MPF Portfolio VaR management action trigger at June 30, 2013. This breach resulted from the potential effects of basis risk between loan values and debt values under certain scenarios, given the increased duration of the portfolio following the sharp increase in long-term interest rates toward the end of the second quarter of 2013. Management has decided to not take any action on this breach because this exposure is offset by exposures in our other portfolios.

The following chart displays our MVE to BVE and MVE to Par Stock ratios at prior period ends.

VaR at Different Confidence Levels

The table below presents the historical simulation VaR estimate as of June 30, 2013, and December 31, 2012, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	June 30, 2013		December 31, 2012
Confidence Level	% of MVE (2)	$ million	% of MVE (1)	$ million
50%	(0.21)%	$(8.3)	(0.16)%	$(6.2)
75%	0.53	20.7	0.53	21.0
95%	1.60	62.8	1.42	56.1
99%	3.22	126.7	2.03	80.0
_______________________

(1)
VaR exposures at December 31, 2012, were determined based on VaR Stress Scenarios going back monthly to 1978, consistent with FHFA regulations. Beginning with the calculation of VaR at June 30, 2013, to be consistent with FHFA guidance, we have excluded VaR Stress Scenarios prior to 1992 because market risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)          Loss exposure is expressed as a percentage of base MVE.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

	June 30, 2013
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE/BVE	98.0%	98.4%	97.4%	97.1%	95.8%	93.2%	90.1%
MVE/Par Stock	117.4%	117.9%	116.7%	116.3%	114.7%	111.7%	108.0%
Duration of Equity	+0.9 years	+0.3 years	+0.2 years	+1.0 years	+2.1 years	+3.0 years	+3.7 years
Return on Regulatory Capital less 3-month LIBOR (2)	3.2%	3.3%	3.4%	2.9%	2.5%	2.0%	1.4%
Net income percent change from base	(10.1)%	(8.6)%	(5.3)%	—%	17.4%	30.0%	42.7%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for June 30, 2013, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock.

	December 31, 2012
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE/BVE	95.2%	94.5%	94.3%	92.7%	92.3%	90.2%	86.8%
MVE/Par Stock	110.5%	109.6%	109.4%	107.6%	107.1%	104.6%	100.7%
Duration of Equity	+1.0 years	+0.5 years	+1.6 years	+0.3 years	+1.5 years	+3.1 years	+4.3 years
Return on Regulatory Capital less 3-month LIBOR (2)	3.1%	3.1%	3.1%	2.6%	1.8%	1.1%	0.3%
Net Income percent change from base	(9.3)%	(9.1)%	(3.8)%	—%	7.8%	16.6%	21.7%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation results for December 31, 2012, have been revised to conform to the current period methodology, which is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have instituted litigation against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label MBS, as described in Item 3 — Legal Proceedings in the 2012 Annual Report. Certain defendants filed motions to dismiss on October 11, 2012, and oral arguments were heard on those motions on July 17, 2013. We are awaiting a ruling on those motions.

A defendant in this case, Bank of America Corporation, is the parent to BANA which, as as successor in interest to a former member, held approximately 25.4 percent of our capital stock (including mandatorily redeemable capital stock) as of June 30, 2013. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, held approximately 12.7 percent of our capital stock (including mandatorily redeemable capital stock) as of June 30, 2013.

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

High rates of delinquency and increasing loss-severity trends experienced on some of the loans underlying the MBS in our portfolio, as well as challenging macroeconomic factors, such as continuing high unemployment levels and the number of troubled residential mortgage loans, have caused us to use relatively stressful assumptions for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $394,000 for private-label MBS that we determined were other-than-temporarily impaired for the three months ended June 30, 2013. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities may be used by us in future other-than-temporary impairment assessments. As a possible outcome, we may recognize additional other-than-temporary impairment charges, which could be substantial. For example, as of June 30, 2013, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing-price forecast that was five percentage points lower than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, we are projected to realize an additional $2.6 million in credit losses.

We have also invested in securities issued by HFAs with an amortized cost of $186.9 million as of June 30, 2013. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although our policies require that HFA securities must carry a credit rating of double-A (or equivalent)

or higher as of the date of purchase, some have since been downgraded and, when applicable, some of the related bond insurers have been downgraded. Further, the fair values of some of our HFA securities have also fallen. Gross unrealized losses on these securities totaled $24.5 million at June 30, 2013. Although we have determined that none of these securities is other-than-temporarily impaired at June 30, 2013, should the underlying loans underperform our projections, we could realize credit losses from these securities.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 12, 2013	By:	/s/	EDWARD A. HJERPE III
Edward A. Hjerpe III President and Chief Executive Officer
August 12, 2013	By:	/s/	FRANK NITKIEWICZ
Frank Nitkiewicz Executive Vice President and Chief Financial Officer