Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Boston
filed 2013-11-12
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2013
Class A Stock, par value $100	zero
Class B Stock, par value $100	34,266,181

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$3,172,772	$240,945
Interest-bearing deposits	219	192
Securities purchased under agreements to resell	1,500,000	4,015,000
Federal funds sold	500,000	600,000
Investment securities:
Trading securities	249,970	274,293
Available-for-sale securities - includes $4,101 and $8,582 pledged as collateral at September 30, 2013, and December 31, 2012, respectively that may be repledged	3,860,587	5,268,237
Held-to-maturity securities - includes $67,110 and $100,124 pledged as collateral at September 30, 2013, and December 31, 2012, respectively that may be repledged (a)	4,361,134	5,396,335
Total investment securities	8,471,691	10,938,865
Advances	22,555,122	20,789,704
Mortgage loans held for portfolio, net of allowance for credit losses of $1,957 and $4,414 at September 30, 2013, and December 31, 2012, respectively	3,401,111	3,478,896
Accrued interest receivable	75,943	100,404
Premises, software, and equipment, net	3,634	4,382
Derivative assets, net	4,118	111
Other assets	36,050	40,518
Total Assets	$39,720,660	$40,209,017
LIABILITIES
Deposits:
Interest-bearing	$553,807	$557,440
Non-interest-bearing	16,549	37,528
Total deposits	570,356	594,968
Consolidated obligations (COs):
Bonds	24,201,697	26,119,848
Discount notes	10,475,911	8,639,048
Total consolidated obligations	34,677,608	34,758,896
Mandatorily redeemable capital stock	977,390	215,863
Accrued interest payable	101,206	96,356
Affordable Housing Program (AHP) payable	55,761	50,545
Derivative liabilities, net	649,781	907,092
Other liabilities	23,870	19,198
Total liabilities	37,055,972	36,642,918
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,410 shares and 34,552 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively	2,441,028	3,455,165
Retained earnings:
Unrestricted	615,993	523,203
Restricted	89,752	64,351
Total retained earnings	705,745	587,554
Accumulated other comprehensive loss	(482,085)	(476,620)
Total capital	2,664,688	3,566,099
Total Liabilities and Capital	$39,720,660	$40,209,017
_______________________________________
(a)   Fair values of held-to-maturity securities were $4,700,205 and $5,699,230 at September 30, 2013, and December 31, 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Advances	$56,405	$72,551	$172,445	$225,037
Prepayment fees on advances, net	1,821	11,874	18,437	44,348
Securities purchased under agreements to resell	478	2,455	1,896	7,069
Federal funds sold	545	463	1,291	1,491
Trading securities	2,363	2,522	7,201	7,608
Available-for-sale securities	14,437	19,106	49,197	50,869
Held-to-maturity securities	30,750	35,057	93,761	111,445
Prepayment fees on investments	1,605	139	5,331	341
Mortgage loans held for portfolio	31,474	34,214	96,166	103,527
Other	1	2	4	3
Total interest income	139,879	178,383	445,729	551,738
INTEREST EXPENSE
Consolidated obligations - bonds	78,715	101,584	243,113	311,943
Consolidated obligations - discount notes	1,846	3,726	5,057	8,222
Deposits	3	11	12	42
Mandatorily redeemable capital stock	911	260	2,083	834
Other borrowings	1	1	3	2
Total interest expense	81,476	105,582	250,268	321,043
NET INTEREST INCOME	58,403	72,801	195,461	230,695
Provision for (reduction of) credit losses	83	(523)	(2,194)	(2,057)
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	58,320	73,324	197,655	232,752
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(80)	(2,077)	(180)	(14,218)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(1,448)	985	(2,163)	8,674
Net other-than-temporary impairment losses on investment securities, credit portion	(1,528)	(1,092)	(2,343)	(5,544)
Loss on early extinguishment of debt	(568)	(4,992)	(4,956)	(16,993)
Service fees	1,797	1,483	4,909	4,474
Net unrealized gains (losses) on trading securities	726	4,669	(11,278)	8,291
Net (losses) gains on derivatives and hedging activities	(1,070)	(2,086)	6,175	(8,509)
Other	519	228	(2,188)	2,753
Total other loss	(124)	(1,790)	(9,681)	(15,528)
OTHER EXPENSE
Compensation and benefits	9,162	8,405	25,983	25,723
Other operating expenses	4,693	4,380	14,082	13,442
Federal Housing Finance Agency (the FHFA)	666	1,073	2,373	3,472
Office of Finance	655	625	1,908	2,066
Other	608	556	2,283	1,753
Total other expense	15,784	15,039	46,629	46,456
INCOME BEFORE ASSESSMENTS	42,412	56,495	141,345	170,768
AHP	4,333	5,675	14,343	17,160
NET INCOME	$38,079	$50,820	$127,002	$153,608

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$38,079	$50,820	$127,002	$153,608
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(17,195)	17,525	(61,671)	15,643
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion	—	(2,013)	(63)	(10,931)
Reclassification adjustment for noncredit portion of other-than-temporary impairment losses recognized as credit losses included in net income	1,448	1,028	2,226	2,257
Accretion of noncredit portion	14,256	17,838	44,000	56,131
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	15,704	16,853	46,163	47,457
Net unrealized (losses) gains relating to hedging activities
Unrealized (losses) gains	(6,173)	(10,448)	11,001	(32,874)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	4	4	11	11
Total net unrealized (losses) gains relating to hedging activities	(6,169)	(10,444)	11,012	(32,863)
Pension and postretirement benefits	(323)	(166)	(969)	(500)
Total other comprehensive (loss) income	(7,983)	23,768	(5,465)	29,737
Total comprehensive income	$30,096	$74,588	$121,537	$183,345

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2011	36,253	$3,625,348	$375,158	$22,939	$398,097	$(534,411)	$3,489,034
Proceeds from sale of capital stock	461	46,094					46,094
Repurchase of capital stock	(2,374)	(237,412)					(237,412)
Shares reclassified to mandatorily redeemable capital stock	(10)	(1,014)					(1,014)
Comprehensive income			122,887	30,721	153,608	29,737	183,345
Cash dividends on capital stock			(13,471)		(13,471)		(13,471)
BALANCE, SEPTEMBER 30, 2012	34,330	$3,433,016	$484,574	$53,660	$538,234	$(504,674)	$3,466,576

BALANCE, DECEMBER 31, 2012	34,552	$3,455,165	$523,203	$64,351	$587,554	$(476,620)	$3,566,099
Proceeds from sale of capital stock	1,203	120,396					120,396
Repurchase of capital stock	(2,750)	(275,011)					(275,011)
Shares reclassified to mandatorily redeemable capital stock	(8,595)	(859,522)					(859,522)
Comprehensive income			101,601	25,401	127,002	(5,465)	121,537
Cash dividends on capital stock			(8,811)		(8,811)		(8,811)
BALANCE, SEPTEMBER 30, 2013	24,410	$2,441,028	$615,993	$89,752	$705,745	$(482,085)	$2,664,688

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$127,002	$153,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(36,170)	(13,299)
Reduction of provision for credit losses	(2,194)	(2,057)
Change in net fair-value adjustments on derivatives and hedging activities	(21,529)	85,822
Net other-than-temporary impairment losses on investment securities, credit portion	2,343	5,544
Loss on early extinguishment of debt	4,956	16,993
Other adjustments	583	(312)
Net change in:
Market value of trading securities	11,278	(8,291)
Accrued interest receivable	24,461	20,567
Other assets	2,862	2,150
Accrued interest payable	4,850	18,181
Other liabilities	7,107	12,393
Total adjustments	(1,453)	137,691
Net cash provided by operating activities	125,549	291,299

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(3,948)	(84)
Securities purchased under agreements to resell	2,515,000	1,775,000
Federal funds sold	100,000	1,170,000
Premises, software, and equipment	(671)	(784)
Trading securities:
Proceeds from long-term	13,045	3,035
Available-for-sale securities:
Proceeds from long-term	1,506,945	1,128,619
Purchases of long-term	(289,846)	(1,615,479)
Held-to-maturity securities:
Proceeds from long-term	1,089,923	1,016,930
Advances to members:
Proceeds	157,664,653	110,843,079
Disbursements	(159,602,066)	(109,610,045)
Mortgage loans held for portfolio:
Proceeds	595,488	610,854
Purchases	(535,022)	(947,759)
Proceeds from sale of foreclosed assets	9,454	7,904
Net cash provided by investing activities	3,062,955	4,381,270

FINANCING ACTIVITIES
Net change in deposits	(23,462)	12,079
Net payments on derivatives with a financing element	(14,275)	(27,101)
Net proceeds from issuance of consolidated obligations:
Discount notes	40,911,806	101,912,981

Bonds	4,802,462	7,879,848
Bonds transferred from other Federal Home Loan Banks (the FHLBanks)	80,135	130,276
Payments for maturing and retiring consolidated obligations:
Discount notes	(39,074,702)	(104,572,190)
Bonds	(6,677,223)	(9,597,021)
Proceeds from issuance of capital stock	120,396	46,094
Payments for redemption of mandatorily redeemable capital stock	(97,995)	(12,580)
Payments for repurchase of capital stock	(275,011)	(237,412)
Cash dividends paid	(8,808)	(13,471)
Net cash used in financing activities	(256,677)	(4,478,497)
Net increase in cash and due from banks	2,931,827	194,072
Cash and due from banks at beginning of the year	240,945	112,094
Cash and due from banks at end of the period	$3,172,772	$306,166
Supplemental disclosures:
Interest paid	$309,767	$357,257
AHP payments	$8,842	$4,313
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$7,863	$10,435

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to United States Treasuries and London Interbank Offered Rates (LIBOR), provides a more comprehensive spectrum of interest-rate resets to utilize as the designated benchmark interest-rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not affect our financial condition, results of operations, or cash flows.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. On February 28, 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013, and should be applied retrospectively to obligations with joint and several liability existing at the beginning of an entity's fiscal year of adoption.

Upon adoption of this guidance on January 1, 2014, we will continue to recognize the COs for which we are the direct obligor as a liability, and will not recognize any amount for COs for which other FHLBanks are direct obligors, unless a default occurs and the FHFA mandates an allocation of a shortfall. Adoption of this guidance will have no impact on our financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board (the IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013, to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. We are required to disclose both gross and net information about derivative, repurchase, and security lending instruments that meet these criteria. This guidance, as amended, became effective for us for interim and annual periods beginning on January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of this guidance has resulted in additional financial statement disclosures but did not affect our financial condition, results of operations, or cash flows. We do not have repurchase agreements and reverse repurchase agreements or securities borrowing and securities lending transactions that are subject to offset in our statement of condition. As a result, we are only providing the required disclosures related to derivative instruments. See Note 10 — Derivatives and Hedging Activities for disclosures related to this guidance.

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

Regulatory Guidance

Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying loans, other REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. However, the FHFA issued additional guidance indicating that the asset classification provisions in AB 2012-02 should be implemented by January 1, 2014, and that the charge-off provisions in AB 2012-02 should be implemented no later than January 1, 2015. We are currently assessing the provisions of AB 2012-02 and have not yet determined its anticipated effect on our financial condition, results of operations, and cash flows.

Note 3 — Trading Securities

Major Security Types. Our trading securities as of September 30, 2013, and December 31, 2012, were (dollars in thousands):

	September 30, 2013	December 31, 2012
Mortgage-backed securities (MBS)
United States (U.S.) government-guaranteed – residential	$14,962	$16,876
Government-sponsored enterprises (GSEs) – residential	3,803	4,946
GSEs – commercial	231,205	252,471
Total	$249,970	$274,293

Net unrealized losses on trading securities held for the nine months ended September 30, 2013, amounted to $11.3 million and net unrealized gains on trading securities held for the nine months ended September 30, 2012, amounted to $8.3 million.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of September 30, 2013, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$453,905	$—	$(23,113)	$430,792
U.S. government-owned corporations	286,097	—	(38,752)	247,345
GSEs	1,053,469	6,759	(11,471)	1,048,757
	1,793,471	6,759	(73,336)	1,726,894
MBS
U.S. government guaranteed – residential	294,051	453	(2,974)	291,530
GSEs – residential	1,857,379	5,180	(20,396)	1,842,163
	2,151,430	5,633	(23,370)	2,133,693
Total	$3,944,901	$12,392	$(96,706)	$3,860,587
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

As of September 30, 2013, the amortized cost of our available-for-sale securities included net premiums of $66.5 million. Of that amount, $36.8 million of net premiums related to non-MBS and $29.7 million of net premiums related to MBS. As of December 31, 2012, the amortized cost of our available-for-sale securities included net premiums of $67.2 million. Of that amount, $50.2 million of net premiums related to non-MBS and $17.0 million of net premiums related to MBS.

The following table summarizes our available-for-sale securities with unrealized losses as of September 30, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$430,792	$(23,113)	$430,792	$(23,113)
U.S. government-owned corporations	—	—	247,345	(38,752)	247,345	(38,752)
GSEs	—	—	109,711	(11,471)	109,711	(11,471)
	—	—	787,848	(73,336)	787,848	(73,336)

MBS
U.S. government guaranteed – residential	228,122	(2,974)	—	—	228,122	(2,974)
GSEs – residential	1,304,806	(20,396)	—	—	1,304,806	(20,396)
	1,532,928	(23,370)	—	—	1,532,928	(23,370)
Total temporarily impaired	$1,532,928	$(23,370)	$787,848	$(73,336)	$2,320,776	$(96,706)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at September 30, 2013, and December 31, 2012, were (dollars in thousands):

	September 30, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$932,287	$939,046	$1,147,950	$1,156,133
Due after one year through five years	—	—	786,779	804,498
Due after five years through 10 years	—	—	—	—
Due after 10 years	861,184	787,848	970,490	889,018
	1,793,471	1,726,894	2,905,219	2,849,649
MBS (1)	2,151,430	2,133,693	2,385,661	2,418,588
Total	$3,944,901	$3,860,587	$5,290,880	$5,268,237
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of September 30, 2013, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$9,749	$—	$9,749	$809	$—	$10,558
State or local housing-finance-agency obligations (HFA securities)	185,156	—	185,156	48	(22,056)	163,148
GSEs	67,943	—	67,943	529	—	68,472
	262,848	—	262,848	1,386	(22,056)	242,178
MBS
U.S. government guaranteed – residential	30,128	—	30,128	672	—	30,800
U.S. government guaranteed – commercial	237,527	—	237,527	1,107	—	238,634
GSEs – residential	1,879,733	—	1,879,733	49,546	(330)	1,928,949
GSEs – commercial	757,430	—	757,430	45,949	—	803,379
Private-label – residential	1,506,605	(338,030)	1,168,575	285,865	(22,128)	1,432,312
Private-label – commercial	1,621	—	1,621	8	—	1,629
Asset-backed securities (ABS) backed by home equity loans	24,254	(982)	23,272	893	(1,841)	22,324
	4,437,298	(339,012)	4,098,286	384,040	(24,299)	4,458,027
Total	$4,700,146	$(339,012)	$4,361,134	$385,426	$(46,355)	$4,700,205

Our held-to-maturity securities as of December 31, 2012, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$12,877	$—	$12,877	$1,243	$—	$14,120
HFA securities	189,719	—	189,719	44	(17,881)	171,882
GSEs	69,246	—	69,246	1,521	—	70,767
	271,842	—	271,842	2,808	(17,881)	256,769
MBS
U.S. government guaranteed – residential	38,313	—	38,313	879	—	39,192
U.S. government guaranteed – commercial	451,559	—	451,559	8,273	—	459,832
GSEs – residential	2,357,479	—	2,357,479	78,105	(337)	2,435,247
GSEs – commercial	957,503	—	957,503	84,282	(2)	1,041,783
Private-label – residential	1,669,041	(384,051)	1,284,990	183,581	(34,184)	1,434,387
Private-label – commercial	9,822	—	9,822	321	—	10,143
ABS backed by home equity loans	25,951	(1,124)	24,827	719	(3,669)	21,877
	5,509,668	(385,175)	5,124,493	356,160	(38,192)	5,442,461
Total	$5,781,510	$(385,175)	$5,396,335	$358,968	$(56,073)	$5,699,230

As of September 30, 2013, the amortized cost of our held-to-maturity securities included net discounts of $457.5 million. Of that amount, net premiums of $626,000 related to non-MBS and net discounts of $458.1 million related to MBS. As of

December 31, 2012, the amortized cost of our held-to-maturity securities included net discounts of $494.9 million. Of that amount, net premiums of $1.9 million related to non-MBS and net discounts of $496.8 million related to MBS.

The following table summarizes our held-to-maturity securities with unrealized losses as of September 30, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$155,814	$(22,056)	$155,814	$(22,056)

MBS
GSEs – residential	5,585	(6)	45,424	(324)	51,009	(330)
Private-label – residential	63,819	(1,434)	966,325	(105,517)	1,030,144	(106,951)
ABS backed by home equity loans	—	—	22,324	(2,108)	22,324	(2,108)
	69,404	(1,440)	1,034,073	(107,949)	1,103,477	(109,389)
Total	$69,404	$(1,440)	$1,189,887	$(130,005)	$1,259,291	$(131,445)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at September 30, 2013, and December 31, 2012, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	September 30, 2013			December 31, 2012
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$67,943	$67,943	$68,472	$—	$—	$—
Due after one year through five years	1,179	1,179	1,252	69,581	69,581	71,102
Due after five years through 10 years	30,091	30,091	30,587	32,562	32,562	33,604
Due after 10 years	163,635	163,635	141,867	169,699	169,699	152,063
	262,848	262,848	242,178	271,842	271,842	256,769
MBS (2)	4,437,298	4,098,286	4,458,027	5,509,668	5,124,493	5,442,461
Total	$4,700,146	$4,361,134	$4,700,205	$5,781,510	$5,396,335	$5,699,230
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

Available-for-Sale Securities

As a result of our evaluations, we determined that none of our available-for-sale securities were other-than-temporarily impaired at September 30, 2013. At September 30, 2013, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These unrealized losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of September 30, 2013:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of September 30, 2013, are expected to return contractual principal and interest, based on our review and analysis of independent third-party credit reports on the supranational institution, and such supranational institution is rated triple-A (or equivalent) by each of the nationally recognized statistical rating organizations (NRSROs).

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of September 30, 2013, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and to illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of September 30, 2013, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at September 30, 2013.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. Our evaluation includes estimating the projected cash flows that we are likely to collect based on an assessment of all available information, including the structure of the applicable security and certain assumptions to determine whether we will recover the entire amortized cost basis of the security, such as:

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), based on an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one core urban area with a population of 10,000 or more people, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties. The FHLBank System committee (OTTI Governance Committee) developed a short-term housing price forecast using whole percentages, with projected changes ranging from a decrease of 5.0 percent to an increase of 8.0 percent over the 12 month period beginning July 1, 2013. For the vast majority of markets, the short-term forecast has changes from a decrease of 1.0 percent to an increase of 7.0 percent. Thereafter home prices were projected to recover using one of five different recovery paths. Under those recovery paths, home prices were projected to increase as follows:

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended September 30, 2013 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent
Private-label residential MBS
Alt-A (1)
2007	$65,490	5.3%	58.2%	45.1%	25.5%
2005	9,797	6.1	45.5	41.5	22.3
Total Alt-A	$75,287	5.4%	56.5%	44.7%	25.1%

ABS backed by home equity loans
Subprime (1)
2004 and prior	$283	1.1%	38.1%	91.6%	10.9%
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through September 30, 2013 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance. We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 6, for example) as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

	September 30, 2013
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$65,201	$55,351	$41,623	$54,608
Private-label residential MBS – Alt-A	1,603,544	1,159,835	835,533	1,108,360
ABS backed by home equity loans – Subprime	5,066	4,504	3,522	4,415
Total other-than-temporarily impaired securities	$1,673,811	$1,219,690	$880,678	$1,167,383

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$472,243	$520,654	$497,102	$544,833
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	1,528	1,092	2,343	5,544
Reductions:
Securities matured or paid-down during the period	(10,427)	(8,065)	(28,793)	(32,697)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(5,864)	(2,609)	(13,172)	(6,608)
Balance at end of period	$457,480	$511,072	$457,480	$511,072
_______________________

(1)
For the three months ended September 30, 2013 and 2012, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to July 1, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2013 and 2012.

Note 7 — Advances

General Terms. At September 30, 2013, and December 31, 2012, we had advances outstanding with interest rates ranging from (0.20) percent to 8.37 percent and (0.15) percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$2,956	0.43%	$12,893	0.53%
Due in one year or less	10,214,001	0.65	8,273,972	1.00
Due after one year through two years	2,106,545	2.28	2,198,709	2.61
Due after two years through three years	2,400,698	2.26	1,921,353	2.57
Due after three years through four years	3,220,895	2.82	2,347,511	2.56
Due after four years through five years	2,235,554	2.45	3,033,895	3.04
Thereafter	2,027,688	2.76	2,481,519	2.96
Total par value	22,208,337	1.67%	20,269,852	2.05%
Premiums	52,875		52,435
Discounts	(20,298)		(23,087)
Market value of embedded derivatives (1)	854		1,163
Hedging adjustments	313,354		489,341
Total	$22,555,122		$20,789,704
_________________________

(1)
At September 30, 2013, and December 31, 2012, we had certain advances with embedded features that met the requirements to be separated from the host contract and designate the embedded features as a stand-alone derivative.

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At September 30, 2013, and December 31, 2012, we had putable advances outstanding totaling $2.7 billion and $3.3 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	September 30, 2013		December 31, 2012
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$2,956	0.0%	$12,893	0.1%
Due in one year or less	12,648,176	57.0	11,218,147	55.3
Due after one year through two years	1,959,795	8.8	1,919,209	9.5
Due after two years through three years	2,153,298	9.7	1,779,103	8.8
Due after three years through four years	1,763,370	7.9	1,906,611	9.4
Due after four years through five years	1,704,304	7.7	1,441,870	7.1
Thereafter	1,976,438	8.9	1,992,019	9.8
Total par value	$22,208,337	100.0%	$20,269,852	100.0%

We also offer callable advances that provide borrowers with the right to call, on predetermined option exercise dates, the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee (a prepayment fee) that makes us financially indifferent to the prepayment of the advance. At both September 30, 2013, and December 31, 2012, we had callable advances outstanding totaling $32.5 million.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	September 30, 2013	December 31, 2012
Fixed-rate	$21,789,381	$19,179,459
Variable-rate	418,956	1,090,393
Total par value	$22,208,337	$20,269,852

Credit Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At September 30, 2013, and December 31, 2012, we had $3.7 billion and $1.8 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to two borrowers at September 30, 2013, and one borrower at December 31, 2012, representing 16.7 percent and 9.0 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

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

For the three and nine months ended September 30, 2013 and 2012, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Prepayment fees received from borrowers	$12,270	$23,247	$40,644	$91,471
Less: hedging fair-value adjustments on prepaid advances	(6,123)	(11,125)	(19,330)	(50,270)
Less: net premiums associated with prepaid advances	(430)	(1,433)	(4,424)	(1,770)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(3,896)	(2,893)	(5,298)	(4,580)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	4,078	6,845	9,497
Net prepayment fees recognized in income	$1,821	$11,874	$18,437	$44,348

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

The following table presents certain characteristics of the mortgage loans in which we have invested (dollars in thousands):

	September 30, 2013	December 31, 2012
Real estate
Fixed-rate 15-year single-family mortgages	$614,920	$679,153
Fixed-rate 20- and 30-year single-family mortgages	2,730,363	2,743,955
Premiums	59,679	60,573
Discounts	(3,519)	(4,021)
Deferred derivative gains, net	1,625	3,650
Total mortgage loans held for portfolio	3,403,068	3,483,310
Less: allowance for credit losses	(1,957)	(4,414)
Total mortgage loans, net of allowance for credit losses	$3,401,111	$3,478,896

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	September 30, 2013	December 31, 2012
Conventional mortgage loans	$2,905,884	$2,979,067
Government mortgage loans	439,399	444,041
Total par value	$3,345,283	$3,423,108

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

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2012 Annual Report.

Secured Member Credit Products

We manage our credit exposure to secured member credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At September 30, 2013, and December 31, 2012, we did not have any secured member credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the nine months ended September 30, 2013 and 2012.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on secured member credit products at September 30, 2013, and December 31, 2012. At September 30, 2013, and December 31, 2012, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information on our secured member credit exposure to credit products, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2012 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2013, and December 31, 2012. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information on our government mortgage loans, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2012 Annual Report.

Conventional Mortgage Loans Held for Portfolio

We periodically adjust the key inputs to our method for determining our allowance for credit losses based on our investments in conventional mortgage loans. These adjustments are intended to align our loss projections with the market conditions that are relevant to these loans. The key inputs to our method include past and current performance of these loans (including portfolio-delinquency and default-migration statistics), overall loan-portfolio-performance characteristics (including loss-mitigation features, especially credit enhancements, as discussed below under — Credit Enhancements), and loss-severity estimates for these loans. We update the following inputs at least once per quarter: current outstanding loan amounts, delinquency statistics of the portfolio, and related loss-mitigation features (including credit-enhancement and estimated credit-enhancement fee-recovery amounts) for all master commitments. A master commitment is a document which provides the general terms under which the participating financial institution will deliver mortgage loans, including a maximum loan delivery amount, maximum credit enhancement, if applicable, and expiration date. Additionally, we review our method's default migration factor on a quarterly basis to determine if the portfolio has exhibited any change in loans migrating from current to delinquent or from delinquent to default and make adjustments as appropriate.

We use a third-party loan-loss projection model to determine our loss-severity estimates for our master commitments. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices. We update our loss-severity estimates each quarter.

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2013 and 2012, as well as the recorded investment in mortgage loans by impairment methodology at September 30, 2013 and 2012 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance for credit losses
Balance at beginning of period	$1,999	$6,114	$4,414	$7,800
Charge-offs	(125)	(77)	(310)	(229)
Recoveries	—	—	47	—
Provision for (reduction of) credit losses	83	(523)	(2,194)	(2,057)
Balance at end of period	$1,957	$5,514	$1,957	$5,514
Ending balance, individually evaluated for impairment	$562	$—	$562	$—
Ending balance, collectively evaluated for impairment	$1,395	$5,514	$1,395	$5,514
Recorded investment, end of period (1)
Individually evaluated for impairment	$6,743	$2,256	$6,743	$2,256
Collectively evaluated for impairment	$2,961,768	$3,041,201	$2,961,768	$3,041,201
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at September 30, 2013, and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$32,392	$15,389	$47,781
Past due 60-89 days delinquent	13,091	3,618	16,709
Past due 90 days or more delinquent	45,109	19,489	64,598
Total past due	90,592	38,496	129,088
Total current loans	2,877,919	413,215	3,291,134
Total mortgage loans	$2,968,511	$451,711	$3,420,222
Other delinquency statistics
In process of foreclosure, included above (1)	$17,945	$6,709	$24,654
Serious delinquency rate (2)	1.55%	4.31%	1.91%
Past due 90 days or more still accruing interest	$—	$19,489	$19,489
Loans on nonaccrual status (3)	$45,409	$—	$45,409
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at September 30, 2013, and December 31, 2012, and the average recorded investment and interest income recognized on these loans during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands).

	As of September 30, 2013			As of December 31, 2012
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$3,524	$3,479	$—	$2,752	$2,726	$—
Individually evaluated impaired mortgage loans with a related allowance	3,219	3,197	562	—	—	—
Total individually evaluated impaired mortgage loans	$6,743	$6,676	$562	$2,752	$2,726	$—

	For the Three Months Ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$3,516	$31	$2,282	$27
Individually evaluated impaired mortgage loans with a related allowance	4,144	1	—	—
Total individually evaluated impaired mortgage loans	$7,660	$32	$2,282	$27

	For the Nine Months Ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$3,315	$140	$1,513	$54
Individually evaluated impaired mortgage loans with a related allowance	2,072	3	—	—
Total individually evaluated impaired mortgage loans	$5,387	$143	$1,513	$54

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

Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance-based credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $773,000 and $782,000 during the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, we incurred credit enhancement fees of $2.4 million and $2.3 million, respectively.

For additional information related to credit enhancements and the first-loss account, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2012 Annual Report.

Withheld performance-based credit-enhancement fees can mitigate losses from our investments in mortgage loans and therefore we consider our expectations for each master commitment for such withheld fees in determining the allowance for loan losses. More specifically, we determine the amount of credit-enhancement fees available to mitigate losses as follows: accrued credit-enhancement fees to be paid to participating financial institutions; plus projected credit-enhancement fees to be paid to the participating financial institutions using the weighted average life of the loans within each relevant master commitment (the CE Fees Estimation Factor); minus any losses incurred or expected to be incurred. Previously, for the year ended December 31,

2012, and the quarter ended March 31, 2013, we had determined the CE Fees Estimation Factor using the projected credit-enhancement fees to be paid to the participating financial institutions over the next 12 months. We believe that our current approach is an improvement from our prior estimation method. Available credit-enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient credit-enhancement fees to recover all losses while other master commitments may not.

The following table demonstrates the impact on our estimate of the allowance for credit losses resulting from the loss-mitigating features of conventional mortgage loans (dollars in thousands).

	September 30, 2013	December 31, 2012
Total estimated losses	$3,902	$10,053
Less: estimated losses in excess of the first-loss account, to be absorbed by participating financial institutions	(1,208)	(5,010)
Less: estimated performance-based credit-enhancement fees available for recapture	(737)	(629)
Net allowance for credit losses	$1,957	$4,414

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

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. During the three months ended September 30, 2013, we had one troubled debt restructuring. The recorded investment in the troubled debt restructuring post-modification was $121,000 as of the modification date. During the three months ended September 30, 2012, we had four troubled debt restructurings. The recorded investment in these troubled debt restructurings post-modification was $715,000 as of the modification date.

During the nine months ended September 30, 2013, we had four troubled debt restructurings. The recorded investment in these troubled debt restructurings post-modification was $880,000 as of the modification date.

During the nine months ended September 30, 2012, we had 10 troubled debt restructurings. The recorded investment in these troubled debt restructurings post-modification was $1.9 million as of the modification date.

As of September 30, 2013, we had mortgage loans with a recorded investment of $3.6 million that are considered troubled debt restructurings of which $2.9 million were performing and $661,000 were nonperforming. As of December 31, 2012, we had mortgage loans with a recorded investment of $2.8 million that are considered troubled debt restructurings, of which $1.9 million were performing and $912,000 were nonperforming.

As of September 30, 2013, we had two troubled debt restructurings with a recorded investment of $509,000 that resulted from borrowers that filed for Chapter 7 bankruptcy in which the bankruptcy court discharged the borrowers' obligations to us and the borrowers did not reaffirm the debt. We did not record an additional impairment charge or increase our allowance for credit losses since there are sufficient credit-enhancement fees remaining for the master commitment associated with these loans.

For the nine months ended September 30, 2013, none of our investments in conventional mortgage loans modified as troubled debt restructurings within the previous 12 months experienced a payment default. A loan modified as a troubled debt restructuring is considered to be in default if its contractual principal or interest is 60 days or more past due.

REO. At September 30, 2013, and December 31, 2012, we had $6.0 million and $8.7 million, respectively, in assets classified as REO. During the nine months ended September 30, 2013 and 2012, we sold REO assets with a recorded carrying value of $9.9 million and $8.2 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net losses totaling $3.0 million and net gains totaling $308,000 during the nine months ended September 30, 2013 and 2012, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

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

The following table presents the fair value of derivative instruments as of September 30, 2013 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$12,359,840	$45,740	$(619,480)
Forward-start interest-rate swaps	1,250,000	—	(53,843)
Total derivatives designated as hedging instruments	13,609,840	45,740	(673,323)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,273,500	665	(22,934)
Interest-rate caps or floors	300,000	105	—
Mortgage-delivery commitments (1)	18,107	164	—
Total derivatives not designated as hedging instruments	1,591,607	934	(22,934)
Total notional amount of derivatives	$15,201,447
Total derivatives before netting adjustments		46,674	(696,257)
Netting adjustments (2)		(46,476)	46,476
Cash collateral and related accrued interest		3,920	—
Derivative assets and derivative liabilities		$4,118	$(649,781)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

The following table presents the fair value of derivative instruments as of December 31, 2012 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$14,595,750	$87,463	$(896,248)
Forward-start interest-rate swaps	1,250,000	—	(64,897)
Total derivatives designated as hedging instruments	15,845,750	87,463	(961,145)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,364,500	849	(34,217)
Interest-rate caps or floors	300,000	50	—
Mortgage-delivery commitments (1)	30,938	35	(16)
Total derivatives not designated as hedging instruments	1,695,438	934	(34,233)
Total notional amount of derivatives	$17,541,188
Total derivatives before netting and collateral adjustments		88,397	(995,378)
Netting adjustments (2)		(88,286)	88,286
Derivative assets and derivative liabilities		$111	$(907,092)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three and nine months ended September 30, 2013 and 2012, were as follows (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$491	$597	$1,827	$255
Cash flow hedge ineffectiveness	13	—	53	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(1,611)	(3,243)	5,720	(10,105)
Interest-rate caps or floors	(67)	(207)	55	(745)
Mortgage-delivery commitments	104	767	(1,480)	2,086
Total net gains related to derivatives not designated as hedging instruments	(1,574)	(2,683)	4,295	(8,764)
Net (losses) gains on derivatives and hedging activities	$(1,070)	$(2,086)	$6,175	$(8,509)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended September 30, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$21,441	$(21,300)	$141	$(36,468)
Investments	16,806	(16,418)	388	(9,437)
Deposits	(372)	372	—	395
COs – bonds	3,407	(3,445)	(38)	13,640
Total	$41,282	$(40,791)	$491	$(31,870)

	For the Three Months Ended September 30, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$1,375	$(1,116)	$259	$(45,869)
Investments	7,645	(7,183)	462	(10,256)
Deposits	(293)	293	—	385
COs – bonds	(6,947)	6,823	(124)	21,003
Total	$1,780	$(1,183)	$597	$(34,737)
______________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

	For the Nine Months Ended September 30, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$176,729	$(175,986)	$743	$(114,058)
Investments	111,118	(109,922)	1,196	(29,004)
Deposits	(1,150)	1,150	—	1,183
COs – bonds	(65,727)	65,615	(112)	52,616
Total	$220,970	$(219,143)	$1,827	$(89,263)

	For the Nine Months Ended September 30, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$55,505	$(56,798)	$(1,293)	$(149,548)
Investments	(5,066)	6,321	1,255	(30,626)
Deposits	(908)	908	—	1,151
COs – bonds	(109,114)	109,407	293	68,893
Total	$(59,583)	$59,838	$255	$(110,130)
______________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The gain or loss recognized in other comprehensive income for forward-start interest-rate swaps associated with CO bond hedged items in cash-flow hedging relationships was a loss of $6.2 million and a loss of $10.4 million for the three months ended September 30, 2013 and 2012, respectively, and was a gain of $11.0 million and a loss of $32.9 million for the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013 and 2012, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2013, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of September 30, 2013, the amount of deferred net losses on derivative instruments accumulated in other comprehensive loss, related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $3.3 million.

Managing Credit Risk on Derivatives. We are subject to credit risk on our hedging activities due to the risk of nonperformance by nonmember counterparties (including DCOs and their clearing members acting as agent to the DCOs as well as bilateral counterparties) to the derivative agreements. We manage credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies, U.S. Commodity Futures Trading Commission (the CFTC) regulations, and FHFA regulations. All counterparties must execute master-netting agreements prior to entering into any non-cleared derivative (bilateral derivative) with us.

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

Certain bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all bilateral derivative instruments with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2013, was $649.8 million for which we had delivered collateral with a post-haircut value of $502.8 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2013 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of September 30, 2013

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$39,587
AA-	A+, A or A-	53,117
A-	below A-	39,152
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $14.4 million could be called by counterparties as of September 30, 2013, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

We execute bilateral derivatives with nonmember counterparties with long-term ratings of single-A (or equivalent) or better by the major NRSROs at the time of the transaction, although risk-reducing trades (trades that reduce our net credit exposure or exposure sensitivity to the counterparty) are permitted for counterparties whose ratings have fallen below these ratings. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 12 — Consolidated Obligations for additional information. See also Note 18 — Commitments and Contingencies for a discussion of assets we have pledged to these counterparties.

For cleared derivatives, the DCO is our counterparty. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to institutional credit risk in the event that one of our agents (clearing members) or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin maintained with its clearing members, is substituted for the credit risk exposure of individual counterparties in bilateral derivatives and collateral is posted at least once daily for changes in the value of cleared derivatives through a clearing member. We have analyzed the rights, rules and regulations governing our cleared derivatives and determined that those rights, rules and regulations should result in a net claim through each of our clearing members with the related DCO upon an event of default including a bankruptcy, insolvency or similar proceeding involving the DCO or one of our clearing members, or both. For this purpose, net claim generally means a single net amount reflecting the aggregation of all amounts indirectly owed by us to the relevant DCO and indirectly payable to us from the relevant DCO. Based on this analysis, we are presenting a net derivative receivable or payable for all of our transactions through a particular clearing member with a particular DCO.

Offsetting of Certain Derivative Assets and Derivative Liabilities. We have certain derivative instruments that are subject to offset under master netting arrangements or by operation of law. We have elected to offset our derivative asset and liability positions, as well as cash collateral and associated accrued interest received or pledged, when we have the legal right of offset under these master agreements or by operation of law.

The following presents separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of September 30, 2013, and December 31, 2012 (dollars in thousands).

	September 30, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset
Gross recognized amount
Bilateral derivatives	$43,620	$(693,225)
Cleared derivatives	2,890	(3,032)
Total gross recognized amount	46,510	(696,257)
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(43,444)	43,444
Cleared derivatives	888	3,032
Total gross amounts of netting adjustments and cash collateral	(42,556)	46,476
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	176	(649,781)
Cleared derivatives	3,778	—
Total net amounts after netting adjustments and cash collateral	3,954	(649,781)
Derivative instruments without legal right of offset
Bilateral derivatives (1)	164	—
Total derivative instruments without legal right of offset	164	—
Total derivative assets and total derivative liabilities
Bilateral derivatives	340	(649,781)
Cleared derivatives	3,778	—
Total derivative assets and total derivative liabilities	4,118	(649,781)

Non-cash collateral received or pledged not offset (2)
Can be sold or repledged
Bilateral derivatives	—	73,770
Total can be sold or repledged	—	73,770
Cannot be sold or repledged
Bilateral derivatives	—	448,670
Total cannot be sold or repledged	—	448,670
Net unsecured amount
Bilateral derivatives	340	(127,341)
Cleared derivatives	3,778	—
Total net unsecured amount	$4,118	$(127,341)
_______________________

(1)	Consists of mortgage delivery commitments.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net unsecured amount. At September 30, 2013, we had additional net exposure of $6.8 million due to instances where our collateral pledged to a counterparty exceeded our net liability position.

	December 31, 2012
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset
Gross recognized amount	$88,362	$(995,362)
Gross amounts of netting adjustments and cash collateral	(88,286)	88,286
Total net amounts after netting adjustments and cash collateral	76	(907,076)
Derivative instruments without legal right of offset (1)	35	(16)
Total derivative assets and total derivative liabilities	111	(907,092)

Non-cash collateral received or pledged not offset (2)
Collateral received or pledged - Can be sold or repledged	—	115,339
Collateral received or pledged - Cannot be sold or repledged	—	672,890
Net unsecured amount	$111	$(118,863)
_______________________

(1)	Consists of mortgage delivery commitments.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net unsecured amount. At December 31, 2012, we had additional net exposure of $18.0 million due to instances where our collateral pledged to a counterparty exceeded our net liability position.

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

Deposits at September 30, 2013, and December 31, 2012, include hedging adjustments of $1.5 million and $2.7 million, respectively.

The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	September 30, 2013	December 31, 2012
Interest bearing
Demand and overnight	$529,641	$530,887
Term	20,919	21,638
Other	3,247	4,915
Non-interest bearing
Other	16,549	37,528
Total deposits	$570,356	$594,968

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of September 30, 2013, and December 31, 2012.

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

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at September 30, 2013, and December 31, 2012, by year of contractual maturity (dollars in thousands):

	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$8,452,690	1.08%	$8,344,355	1.67%
Due after one year through two years	3,738,790	2.10	5,447,000	1.36
Due after two years through three years	3,426,190	2.24	3,482,025	2.44
Due after three years through four years	2,508,440	1.92	1,975,360	2.34
Due after four years through five years	1,983,770	2.31	3,122,805	2.22
Thereafter	3,869,920	2.48	3,433,690	2.55
Total par value	23,979,800	1.82%	25,805,235	1.94%
Premiums	241,497		270,614
Discounts	(20,826)		(22,842)
Hedging adjustments	1,226		66,841
	$24,201,697		$26,119,848
_______________________
(1)          The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at September 30, 2013, and December 31, 2012, included (dollars in thousands):

	September 30, 2013	December 31, 2012
Par value of CO bonds
Noncallable and non-putable	$21,546,800	$23,732,235
Callable	2,433,000	2,073,000
Total par value	$23,979,800	$25,805,235

The following is a summary of the CO bonds for which we are primarily liable at September 30, 2013, and December 31, 2012, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2013	December 31, 2012
Due in one year or less	$10,735,690	$10,222,355
Due after one year through two years	3,778,790	5,547,000
Due after two years through three years	3,481,190	3,537,025
Due after three years through four years	2,533,440	1,975,360
Due after four years through five years	1,748,770	2,917,805
Thereafter	1,701,920	1,605,690
Total par value	$23,979,800	$25,805,235

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at September 30, 2013, and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Par value of CO bonds
Fixed-rate	$20,124,800	$21,385,235
Simple variable-rate	2,970,000	3,570,000
Step-up	885,000	850,000
Total par value	$23,979,800	$25,805,235

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2013	$10,475,911	$10,476,500	0.05%
December 31, 2012	$8,639,048	$8,640,000	0.09%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

We charge the amount set aside for the AHP to income and recognize it as a liability. We then reduce the AHP liability as the funds are disbursed. We had outstanding principal in AHP advances of $97.6 million and $99.9 million at September 30, 2013, and December 31, 2012, respectively.

The following table presents a roll-forward of the AHP liability for the nine months ended September 30, 2013, and year ended December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Balance at beginning of year	$50,545	$34,241
AHP expense for the period	14,343	23,122
AHP direct grant disbursements	(8,842)	(5,415)
AHP subsidy for AHP advance disbursements	(327)	(1,477)
Return of previously disbursed grants and subsidies	42	74
Balance at end of period	$55,761	$50,545

Note 14 — Capital

We are subject to capital requirements under our capital plan, the Federal Home Loan Bank Act of 1932, as amended
(the FHLBank Act) and FHFA regulations:

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

The following tables demonstrate our compliance with our regulatory capital requirements at September 30, 2013, and December 31, 2012 (dollars in thousands):

Risk-Based Capital Requirements	September 30, 2013	December 31, 2012

Permanent capital
Class B capital stock	$2,441,028	$3,455,165
Mandatorily redeemable capital stock	977,390	215,863
Retained earnings	705,745	587,554
Total permanent capital	$4,124,163	$4,258,582
Risk-based capital requirement
Credit-risk capital	$419,065	$473,233
Market-risk capital	120,327	80,026
Operations-risk capital	161,817	165,978
Total risk-based capital requirement	$701,209	$719,237
Permanent capital in excess of risk-based capital requirement	$3,422,954	$3,539,345

	September 30, 2013		December 31, 2012
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$701,209	$4,124,163	$719,237	$4,258,582
Total regulatory capital	$1,588,826	$4,124,163	$1,608,361	$4,258,582
Total capital-to-asset ratio	4.0%	10.4%	4.0%	10.6%

Leverage Ratio
Leverage capital	$1,986,033	$6,186,245	$2,010,451	$6,387,873
Leverage capital-to-assets ratio	5.0%	15.6%	5.0%	15.9%

Restricted Retained Earnings. Pursuant to a joint capital agreement among the FHLBanks, as amended (the Joint Capital Agreement), and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At September 30, 2013, our total contribution requirement totaled $358.1 million. As of September 30, 2013, and December 31, 2012, restricted retained earnings totaled $89.8 million and $64.4 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2012	$(50,442)	$(420,392)	$(54,727)	$(2,881)	$(528,442)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	17,525	—	(10,448)	—	7,077
Noncredit other-than-temporary impairment losses	—	(2,013)	—	—	(2,013)
Accretion of noncredit loss	—	17,838	—	—	17,838
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,028	—	—	1,028
Amortization - hedging activities (2)	—	—	4	—	4
Amortization - pension and postretirement benefits (3)	—	—	—	(166)	(166)
Other comprehensive income (loss)	17,525	16,853	(10,444)	(166)	23,768
Balance, September 30, 2012	$(32,917)	$(403,539)	$(65,171)	$(3,047)	$(504,674)

Balance, June 30, 2013	$(67,119)	$(354,716)	$(47,846)	$(4,421)	$(474,102)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(17,195)	—	(6,173)	—	(23,368)
Noncredit other-than-temporary impairment losses	—	—	—	—	—
Accretion of noncredit loss	—	14,256	—	—	14,256
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,448	—	—	1,448
Amortization - hedging activities (2)	—	—	4	—	4
Amortization - pension and postretirement benefits (3)	—	—	—	(323)	(323)
Other comprehensive (loss)income	(17,195)	15,704	(6,169)	(323)	(7,983)
Balance, September 30, 2013	$(84,314)	$(339,012)	$(54,015)	$(4,744)	$(482,085)
_______________________
(1) Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.
(2) Recorded in net gains on derivatives and hedging activities in the statement of operations.
(3) Recorded in other operating expenses in the statement of operations.

The following table presents a summary of changes in accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(48,560)	$(450,996)	$(32,308)	$(2,547)	$(534,411)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	15,643	—	(32,874)	—	(17,231)
Noncredit other-than-temporary impairment losses	—	(10,931)	—	—	(10,931)
Accretion of noncredit loss	—	56,131	—	—	56,131
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,257	—	—	2,257
Amortization - hedging activities (2)	—	—	11	—	11
Amortization - pension and postretirement benefits (3)	—	—	—	(500)	(500)
Other comprehensive income (loss)	15,643	47,457	(32,863)	(500)	29,737
Balance, September 30, 2012	$(32,917)	$(403,539)	$(65,171)	$(3,047)	$(504,674)

Balance, December 31, 2012	$(22,643)	$(385,175)	$(65,027)	$(3,775)	$(476,620)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(61,671)	—	11,001	—	(50,670)
Noncredit other-than-temporary impairment losses	—	(63)	—	—	(63)
Accretion of noncredit loss	—	44,000	—	—	44,000
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,226	—	—	2,226
Amortization - hedging activities (2)	—	—	11	—	11
Amortization - pension and postretirement benefits (3)	—	—	—	(969)	(969)
Other comprehensive (loss)income	(61,671)	46,163	11,012	(969)	(5,465)
Balance, September 30, 2013	$(84,314)	$(339,012)	$(54,015)	$(4,744)	$(482,085)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net pension cost	$880	$1,104	$1,362	$3,212

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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $4.7 million and $3.6 million at September 30, 2013, and December 31, 2012, respectively. We maintain a rabbi trust intended to satisfy future benefit obligations.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$215	$232	$699	$713
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	16	11	120	80

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of September 30, 2013, and December 31, 2012 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Change in benefit obligation (1)
Benefit obligation at beginning of year	$7,969	$5,901	$721	$634
Service cost	419	418	24	32
Interest cost	271	293	22	28
Actuarial loss	1,570	1,657	(1)	45
Benefits paid	(254)	(300)	(14)	(18)
Benefit obligation at end of period	9,975	7,969	752	721
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	254	300	14	18
Benefits paid	(254)	(300)	(14)	(18)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(9,975)	$(7,969)	$(752)	$(721)
______________________
(1)      This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended September 30,		Postretirement Benefits For the Three Months Ended September 30,
	2013	2012	2013	2012
Net Periodic Benefit Cost
Service cost	$169	$120	$8	$8
Interest cost	109	83	7	7
Amortization of net actuarial loss	197	116	3	3
Net periodic benefit cost	$475	$319	$18	$18

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Nine Months Ended September 30,		Postretirement Benefits For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Periodic Benefit Cost
Service cost	$419	$299	$24	$24
Interest cost	271	209	22	21
Amortization of net actuarial loss	591	349	9	7
Net periodic benefit cost	$1,281	$857	$55	$52

Note 17 — Fair Values

A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair value hierarchy, valuation techniques, and significant inputs is disclosed in Item 1 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2012 Annual Report. There have been no material changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine month period ended September 30, 2013.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at September 30, 2013, and December 31, 2012, were as follows (dollars in thousands). These fair values do not represent an estimate of the Bank's overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	September 30, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$3,172,772	$3,172,772	$3,172,772	$—	$—	$—
Interest-bearing deposits	219	219	219	—	—	—
Securities purchased under agreements to resell	1,500,000	1,499,980	—	1,499,980	—	—
Federal funds sold	500,000	499,998	—	499,998	—	—
Trading securities(1)	249,970	249,970	—	249,970	—	—
Available-for-sale securities(1)	3,860,587	3,860,587	—	3,860,587	—	—
Held-to-maturity securities(2)	4,361,134	4,700,205	—	3,080,792	1,619,413	—
Advances	22,555,122	22,713,838	—	22,713,838	—	—
Mortgage loans, net	3,401,111	3,457,996	—	3,457,996	—	—
Accrued interest receivable	75,943	75,943	—	75,943	—	—
Derivative assets(1)	4,118	4,118	—	46,674	—	(42,556)
Other assets (1)	9,595	9,595	4,768	4,827	—	—
Liabilities:
Deposits	(570,356)	(569,439)	—	(569,439)	—	—
COs:
Bonds	(24,201,697)	(24,384,324)	—	(24,384,324)	—	—
Discount notes	(10,475,911)	(10,476,247)	—	(10,476,247)	—	—
Mandatorily redeemable capital stock	(977,390)	(977,390)	(977,390)	—	—	—
Accrued interest payable	(101,206)	(101,206)	—	(101,206)	—	—
Derivative liabilities(1)	(649,781)	(649,781)	—	(696,257)	—	46,476
Other:
Commitments to extend credit for advances	—	(2,508)	—	(2,508)	—	—
Standby letters of credit	(701)	(701)	—	(701)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at September 30, 2013, and December 31, 2012, by fair-value hierarchy level (dollars in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$14,962	$—	$—	$14,962
GSEs – residential MBS	—	3,803	—	—	3,803
GSEs – commercial MBS	—	231,205	—	—	231,205
Total trading securities	—	249,970	—	—	249,970
Available-for-sale securities:
Supranational institutions	—	430,792	—	—	430,792
U.S. government-owned corporations	—	247,345	—	—	247,345
GSEs	—	1,048,757	—	—	1,048,757
U.S. government guaranteed – residential MBS	—	291,530	—	—	291,530
GSEs – residential MBS	—	1,842,163	—	—	1,842,163
Total available-for-sale securities	—	3,860,587	—	—	3,860,587
Derivative assets:
Interest-rate-exchange agreements	—	46,510	—	(42,556)	3,954
Mortgage delivery commitments	—	164	—	—	164
Total derivative assets	—	46,674	—	(42,556)	4,118
Other assets	4,768	4,827	—	—	9,595
Total assets at fair value	$4,768	$4,162,058	$—	$(42,556)	$4,124,270
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(696,257)	$—	$46,476	$(649,781)
Mortgage delivery commitments	—	—	—	—	—
Total liabilities at fair value	$—	$(696,257)	$—	$46,476	$(649,781)
_______________________
(1)        These amounts represent the effect of master netting agreements which allow us to settle positive and negative positions and also cash collateral held or placed with the same clearing member and/or counterparty.

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
_______________________
(1)         These amounts represent the effect of master netting agreements which allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. We did not hold cash collateral, including accrued interest, associated with derivatives subject to master netting agreements as of December 31, 2012.

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity investment securities and REO at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security).

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at September 30, 2013, and December 31, 2012 (dollars in thousands).

	September 30, 2013
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$373	$373

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$25	$25
REO	—	—	195	195

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$220	$220

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2013, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2013, and December 31, 2012. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $686.3 billion and $653.5 billion at September 30, 2013, and December 31, 2012, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of September 30, 2013, and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$2,852,332	$235,116	$3,087,448	$870,905	$343,744	$1,214,649
Commitments for standby bond purchases	—	—	—	158,960	—	158,960
Commitments for unused lines of credit - advances (2)	1,287,377	—	1,287,377	1,290,776	—	1,290,776
Commitments to make additional advances	18,713	49,124	67,837	22,985	72,036	95,021
Commitments to invest in mortgage loans	18,107	—	18,107	30,938	—	30,938
Unsettled CO bonds, at par (3)	45,000	—	45,000	124,100	—	124,100
Unsettled CO discount notes, at par	—	—	—	1,405,000	—	1,405,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year totaling $38.4 million as of September 30, 2013. Also excluded are commitments to issue standby letters of credit that expire within one year totaling $12.6 million at December 31, 2012.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)
We had no unsettled CO bonds that were hedged with associated interest-rate swaps at September 30, 2013. We had $100.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2012.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from final expiries in 27 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $701,000 and $523,000 at September 30, 2013, and December 31, 2012, respectively.

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
Standby Bond-Purchase Agreements. We enter into standby bond-purchase agreements with state housing authorities from time to time whereby we, for a fee, agreed to purchase and hold the housing authority’s bonds until the designated remarketing agent can find an investor or the housing authority repurchases the bonds according to a schedule established by the standby bond-purchase agreement. Each standby bond-purchase agreement specifies the terms that would require us to purchase the bonds. The last standby bond-purchase commitment we had entered into expired in April 2013. At December 31, 2012, we had standby bond-purchase agreements with one state housing authority. During the three months ended September 30, 2012, we were not required to purchase any bonds under these agreements.
Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We execute new bilateral derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s. All such derivatives are subject to master-netting agreements which include bilateral-collateral agreements. New derivatives with counterparties rated lower than single-A (or equivalent) are permitted only if they reduce exposure to that counterparty. As of September 30, 2013, and December 31, 2012, we had pledged as collateral securities that cannot be sold or repledged by the counterparty with a carrying value, including accrued interest, of $437.5 million and $650.9 million, respectively. As of September 30, 2013, and December 31, 2012, we had also pledged as collateral securities that can be sold or repledged with a carrying value, including accrued interest, of $71.4 million and $109.1 million, respectively.

Legal Proceedings. We are subject to various legal proceedings arising in the normal course of business from time to time. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition, results of operations, or cash flows.

Note 19 — Transactions with Shareholders

Beginning in the second quarter of 2013, we defined related parties as members with more than 10 percent of the voting interests of our capital stock outstanding. In prior reports, we defined related parties as members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding. The voting interest method of defining our related parties reflects a more narrow approach and is in agreement with accounting guidance. Shareholder concentrations, defined as members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding, are disclosed in the shareholder concentration section below.

Related Parties. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31 of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At September 30, 2013, and December 31, 2012, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at September 30, 2013, and December 31, 2012 (dollars in thousands):

As of September 30, 2013	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Bank of America, N.A.	$857,835	25.1%	$99,221	0.4%	$398	1.2%
RBS Citizens N.A.	430,077	12.6	19,298	0.1	65	0.2

As of December 31, 2012	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Bank of America Rhode Island, N.A.(1)	$978,084	26.6%	$101,795	0.5%	$437	1.2%
RBS Citizens N.A.	484,517	13.2	519,808	2.6	109	0.3
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

We recognized interest income on outstanding advances from the above shareholders during the three and nine months ended September 30, 2013 and 2012 as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Bank of America, N.A. (1)	$1,295	$2,137	$3,984	$5,114
RBS Citizens N.A.	210	3,155	977	8,367
__________________________

(1)	Includes interest income from advances outstanding to BANA RI through the date of its merger with BANA in April 2013.

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

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2013	$127,020	3.7%	$655,493	3.0%	$1,668	5.1%
As of December 31, 2012	143,165	3.9	792,839	3.9	2,138	6.1

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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. We recorded $387,000 and $347,000 for the three months ended September 30, 2013 and 2012, in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. We recorded $1.2 million and $966,000 for the nine months ended September 30, 2013 and 2012, in MPF transaction-services fee expense to the FHLBank of Chicago.

Note 21 — Subsequent Events

On October 25, 2013, the board of directors declared a cash dividend at an annualized rate of 0.37 percent based on capital stock balances outstanding during the third quarter of 2013. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $3.2 million and was paid on November 4, 2013.

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

EXECUTIVE SUMMARY

Our quarterly net income was $38.1 million for the three months ended September 30, 2013, compared with net income of $50.8 million for the same period in 2012. The decline was primarily due to an $8.6 million decrease in net prepayment fees from investments and advances. Importantly, our retained earnings balance is now in excess of our retained earnings target. We consider this to be a significant milestone, reflecting a concerted effort to build retained earnings that began over five years ago. While we continue to face certain challenges, in light of this milestone, the board may now determine to declare larger dividends and/or direct us to complete larger and/or more frequent repurchases of excess stock than it has in the past five years, subject to applicable restrictions, as discussed under — Retained Earnings and Dividends.

Additionally:

•	retained earnings increased from $587.6 million at December 31, 2012, to $705.7 million at September 30, 2013;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $385.2 million at December 31, 2012, to an accumulated other comprehensive loss of $339.0 million at September 30, 2013;

•	we continue to be in compliance with all regulatory capital requirements as of September 30, 2013; and

•	on October 25, 2013, our board of directors declared a cash dividend that was equivalent to an annual yield of 0.37 percent.

We continue to face certain challenges, the foremost of which arises from the continuing, prolonged low interest-rate environment combined with muted demand for advances. We continue to believe that these factors are likely to negatively impact future earnings, absent unpredictable events such as prepayment fee income.

•
Interest-Rate Environment. Since 2008, the Federal Reserve has targeted and maintained a historically low interest- rate environment, initially for short-term financial instruments and later for long-term financial instruments with the implementation of quantitative easing programs. We expect the Federal Reserve to keep short-term interest rates low well beyond 2013 but are less certain about the outlook for longer term interest rates for the reasons discussed under — Economic Conditions. A prolonged low interest-rate environment continues to adversely impact us in various ways such as members significantly increasing their reliance on short-term advances that typically have lower market yields than longer-term advances; lower market yields on investments (as we continue to experience), including money-market investments in which our capital is deployed; and potentially faster prepayments on our mortgage-related assets, with resultant reinvestment risk. Quantitative easing by the Federal Reserve has been directed at purchasing agency MBS and long-term U.S. Treasury securities, reducing yields on these securities. However, during the second quarter of 2013, seeing increasing signs of economic recovery, bond market participants began to anticipate an end to quantitative easing, and began selling long-term bonds accordingly. Nonetheless, the Federal Open Market Committee (the FOMC) has recently reaffirmed its MBS purchasing strategy at a constant level of $85 billion per month. As a result, long-term interest rates moderated during the quarter. For additional information, see — Economic Conditions — Interest-rate Environment.

•
Advances Balances. The outstanding par balance of advances increased from $20.3 billion at December 31, 2012, to $22.2 billion at September 30, 2013. Demand for advances continues to be somewhat muted, although we have experienced some growth in balances during 2013. However, member demand for advances could continue to be constrained as depository members continue to experience relatively high levels of deposits, which generally represent the primary form of funding for these members. We do not expect advances balances to rise significantly so long as deposit levels at members remain high in the absence of any other changes that would generally cause demand for advances to grow, such as stronger demand for loans. Member loan growth in 2013 is unpredictable due to continued uncertainty about the economy, as discussed under — Economic Conditions. The decline in our advances balances since 2008, is likely to continue to negatively impact future earnings, particularly given the continuing low interest-rate environment discussed above, because reinvestment opportunities are not as profitable in such an environment.

The trend in advances balances is illustrated by the following graph:

•
Investments in Private-Label MBS. The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.5 billion at September 30, 2013, compared with $6.4 billion at September 30, 2007, and credit losses realized in recent periods have dropped significantly from those of earlier periods; however, additional modest losses from this portfolio are likely and, if economic conditions unexpectedly worsen, larger losses are possible. We have determined that eight of our private-label MBS, representing an aggregated par value of $75.6 million, incurred additional other-than-temporary impairment credit losses of $1.5 million for the three months ended September 30, 2013. We continue to update our modeling assumptions to reflect current developments impacting the loan performance of the mortgage loans that back our investments in private-label MBS, particularly Alt-A mortgage loans originated from 2005 to 2007 that comprise a significant portion of the loans backing these securities. Generally, performance trends on this collateral have continued to improve during the three months ended September 30, 2013, as economic conditions have improved nationally, leading to higher house prices, lower default and loss rates, accordingly, and higher market prices for securities tied to this type of collateral since December 31, 2012. However, not all areas of the country have participated equally in the housing recovery, with some areas still influenced by such factors as continuing elevated unemployment rates, high levels of foreclosures and troubled real estate loans, and limited refinancing opportunities for many borrowers, especially those whose houses are worth less than the balance of their mortgages. Moreover, financially distressed properties have generally lagged general house price recovery rates.

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

For the three months ended September 30, 2013, we recognized $5.9 million in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies — Investment Securities - Other-than-Temporary Impairment — Interest Income Recognition in the 2012 Annual Report.

Other significant trends and developments include the following:

•
Legislative and Regulatory Developments. We continue to operate in an uncertain legislative and regulatory environment undergoing profound change principally stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). Additionally, the FHFA has communicated its interest in maintaining the FHLBanks' focus on core mission-related activities. Finally, the U.S. federal government continues to consider reforms for housing finance and housing GSEs, which are ultimately likely to impact us. For additional information, see — Legislative and Regulatory Developments.

Moreover, recent legislative impasses concerning appropriation of funding for the operations of the U.S. government as well as raising the U.S. Treasury department’s borrowing authority have had a short-term disruptive impact on the market for U.S. Treasury securities, and to a lesser extent, debt issued by GSEs, including the FHLBanks. For example, yields on short-term discount note issuance increased temporarily in sympathy with larger increases in U.S. Treasury Bill yields until legislation was enacted to extend the U.S. Treasury’s borrowing authority on October 17, 2013. It is possible that these disruptions will recur early in 2014 when the current U.S. Treasury debt authorization expires. For additional information, see — Economic Conditions.

•
Net Interest Margin. Despite the historically low interest-rate environment, we continue to achieve a favorable, but declining, net interest margin. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the three months ended September 30, 2013, was 0.57 percent, a 4 basis point decrease from net interest margin for the three months ended September 30, 2012. Prepayment-fee income was an important contributor to net interest margin for the three months ended September 30, 2012, and to a lesser extent the three months ended September 30, 2013, as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. These prepayment fees represent a substantial contribution to our net income that should not be counted on to recur every quarter. The favorable net interest margin was also impacted by the continuing low interest-rate environment due in part to continued low average funding costs. Demand for COs remained strong and funding costs have remained low throughout 2012 and the first nine months of 2013, a trend we expect to continue, though CO funding costs have deteriorated relative to interest rate swap yields recently. Other factors behind favorable net interest margin include an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected, and lower than expected prepayment activity on fixed-rate mortgage-related assets.

Notwithstanding favorable net interest margin and favorable net interest spread for the quarter, we expect these measurements to decline based on the sustained low interest-rate environment noted above combined with increasingly limited opportunities to redeem and refinance our debt, coupled with the continued amortization of our seasoned investments in mortgage loans (including fixed-rate agency MBS).

•
Key Management Change. Michael C. Clifton, senior vice president and chief information officer, resigned effective September 30, 2013. Mr. Clifton’s responsibilities were reallocated internally while a search for a new chief information officer is conducted.

ECONOMIC CONDITIONS

Economic Environment

Economic and political headwinds are likely to constrain growth in the United States and, even more so, in New England in the near term. Constrained economic growth could limit lending among our members, reducing in turn member demand for advances and opportunities for us to invest in mortgage loans.

New England and the United States continued to add jobs at a modest pace during 2013, but the region has consistently trailed the pace of the nation. Between August 2012 and August 2013, employment grew by 1.6 percent nationally and 1.1 percent in the region. This pattern of stronger national year-over-year employment growth has persisted since March 2011. After reaching a post-recession low of 6.8 percent in April 2013, New England’s unemployment rate has increased every month, reaching 7.3 percent in August 2013. The national unemployment rate continued to decline over this period, reaching 7.2 percent in September 2013. Unemployment rates across the region ranged from a high of 9.1 percent in Rhode Island to a low of 4.6 percent in Vermont. Consequently, the United States is much closer than New England to reaching pre-recession employment levels, despite having experienced a steeper and more prolonged employment decline in the economic recession that commenced in 2008 (the Great Recession) and a slower initial recovery in 2010.

We believe that the recent Federal government shutdown and political activity around the U.S. Treasury debt ceiling will adversely impact fourth quarter real gross domestic product growth. Lawmakers’ agreement to extend funding for the government and raise the debt ceiling into early next year may have forestalled worse economic damage, but we do not expect the economic recovery to gain momentum so long as lawmakers fail to agree on a federal budget.

The principle impetus for mortgage loan applications has been refinance activity although refinance activity has been considerably slower than six months ago. Meanwhile, mortgage loan applications for purchases continued to decline. Mortgage loan applications demand is now essentially at the same level as it was three years ago, a low mark in the wake of the Great Recession.

Rising mortgage interest rates and house prices are likely constraining demand in both New England and the United States, especially amid declining real incomes. An annual report from the Census Bureau signaled that real median household income in 2012 fell to its lowest level since 1995. Consequently, housing affordability, according to the National Association of Realtors, is at its weakest level in 3 ½ years, yet conditions remain favorable compared with pre-Great Recession housing affordability metrics.

Interest-Rate Environment

We continue to operate in a historically low interest-rate environment, which we expect to continue to adversely impact our results of operations, as discussed under — Executive Summary — Interest-Rate Environment. We note the Federal Reserve's Federal Open Market Committee has re-iterated its commitment to low interest rates and stimulatory economic policies, that it anticipates exceptionally low levels for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5 percent, and its expectations of inflation remain consistent with a longer-run target of 2 percent. However, despite this continuing message from the Federal Reserve, during the summer months, we witnessed a significant increase in long-term interest rates that we believe may be attributable to an increase in market perceptions that the Federal Reserve could begin to shift away from supporting a low interest-rate environment initially by ending or curtailing its quantitative easing program. Nonetheless, the FOMC has recently reaffirmed its MBS purchasing strategy at a constant level of $85 billion per month, and long-term interest rates moderated somewhat during the quarter.

The current market environment adversely impacts our results of operations in two ways. First, short-term interest rates continue to hover close to record low levels, compressing the yields and margins that we can earn on our liquidity investments and short-term advances. Second, the increase in long-term interest rates has slowed our investments in mortgage loans.

The following chart demonstrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
4
3.5
3
2.5
2
1.5
1
0.5
0
Q3 '10
Q4 '10
Q1 '11
Q2 '11
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12
Q1'13
Q2'13
Q3'13

The federal funds target rate has remained constant at 0.25 percent during the time periods displayed in the chart above.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2012, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA STATEMENT OF CONDITION
(dollars in thousands)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Statement of Condition Data at Quarter End
Total assets	$39,720,660	$39,341,066	$36,934,925	$40,209,017	$45,742,535
Investments(1)	10,471,910	13,897,870	13,028,738	15,554,057	17,948,073
Advances	22,555,122	21,463,205	19,900,367	20,789,704	23,915,687
Mortgage loans held for portfolio, net(2)	3,401,111	3,474,211	3,504,394	3,478,896	3,431,534
Deposits and other borrowings	570,356	604,130	662,625	594,968	685,328
Consolidated obligations:
Bonds	24,201,697	24,420,970	25,722,481	26,119,848	28,238,899
Discount notes	10,475,911	9,875,566	5,980,709	8,639,048	11,993,572
Total consolidated obligations	34,677,608	34,296,536	31,703,190	34,758,896	40,232,471
Mandatorily redeemable capital stock	977,390	977,390	190,889	215,863	215,863
Class B capital stock outstanding-putable(3)	2,441,028	2,401,209	3,202,211	3,455,165	3,433,016
Unrestricted retained earnings	615,993	587,786	562,671	523,203	484,574
Restricted retained earnings	89,752	82,136	75,018	64,351	53,660
Total retained earnings	705,745	669,922	637,689	587,554	538,234
Accumulated other comprehensive loss	(482,085)	(474,102)	(467,570)	(476,620)	(504,674)
Total capital	2,664,688	2,597,029	3,372,330	3,566,099	3,466,576
Other Information
Total regulatory capital ratio(4)	10.4%	10.3%	10.9%	10.6%	9.2%
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $2.0 million, $2.0 million, $3.4 million, $4.4 million, and $5.5 million as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Financial Statements and Notes — Notes to Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012

Net interest income	$58,403	$60,710	$76,348	$81,753	$72,801
Provision for (reduction of) for credit losses	83	(1,190)	(1,087)	(1,070)	(523)
Net impairment losses on held-to-maturity securities recognized in earnings	(1,528)	(394)	(421)	(1,629)	(1,092)
Other income (loss)	1,404	(6,466)	(2,276)	(4,951)	(698)
Other expense	15,784	15,390	15,455	16,827	15,039
AHP assessments	4,333	4,061	5,949	5,962	5,675
Net income	38,079	35,589	53,334	53,454	50,820

Other Information
Dividends declared	$2,256	$3,357	$3,199	$4,134	$4,413
Dividend payout ratio	5.92%	9.43%	6.00%	7.73%	8.68%
Weighted-average dividend rate(1)	0.38	0.40	0.37	0.48	0.52
Return on average equity(2)	5.73	5.55	6.10	6.07	5.92
Return on average assets	0.37	0.38	0.56	0.49	0.43
Net interest margin(3)	0.57	0.65	0.80	0.76	0.61
Average equity to average assets	6.44	6.81	9.10	8.12	7.19
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Third Quarter of 2013 Compared with Third Quarter of 2012

For the three months ended September 30, 2013 and 2012, we recognized net income of $38.1 million and $50.8 million, respectively. This $12.7 million decrease was primarily driven by a decrease in net interest income of $14.4 million of which $8.6 million relates to net prepayment fees that declined from $12.0 million in the third quarter of 2012 to $3.4 million in the third quarter of 2013. Also factoring into the decrease in net income was a $3.9 million decrease in the net unrealized gains on trading securities and a $436,000 increase in credit losses on other-than-temporary impairment of investment securities. Offsetting these decreases to net income was a $4.4 million decrease in loss on early extinguishment of debt and a decrease of $1.0 million in net losses on derivatives and hedging activities.

Nine Months Ended September 30, 2013, Compared with Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013 and 2012, we recognized net income of $127.0 million and $153.6 million, respectively. This $26.6 million decrease was primarily driven by a decrease in net interest income of $35.2 million, of which $20.9 million relates to net prepayment fees that declined from $44.7 million for the nine months ended September 30, 2012, to $23.8 million for the nine months ended September 30, 2013. Also factoring into the decrease in net income was an increase in the net unrealized losses on trading securities of $19.6 million. Offsetting these decreases to net income was an increase of $14.7 million in net gains on derivatives and hedging activities, a $12.0 million decrease in loss on early extinguishment of debt, and a $3.2 million decrease in credit losses on other-than-temporary impairment of investment securities.

Net Interest Income

Third Quarter of 2013 Compared with Third Quarter of 2012

Net interest income for the three months ended September 30, 2013, decreased $14.4 million from $72.8 million in the same period in 2012 to $58.4 million in 2013. This decrease was primarily attributable to an $8.6 million decrease in prepayment fee income and a decline in average earning assets, which decreased from $47.1 billion for the three months ended September 30, 2012, to $40.7 billion for the three months ended September 30, 2013. This decline in average earning assets was driven by a $3.3 billion drop in average investments balances and a decrease of $3.2 billion in average advances balances. Offsetting the decline in net interest income was $5.9 million of increased accretable yields of certain private-label MBS for which we had previously recognized credit losses, an increase of $3.3 million from $2.6 million recorded the third quarter of 2012.

Net interest margin for the three months ended September 30, 2013, in comparison with the same period in 2012, decreased to 57 basis points from 61 basis points, and net interest spread decreased to 49 basis points from 53 basis points for the same period in 2012. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities. Contributing to the decrease in net interest spread was the change in yield on interest-earning assets, which decreased by 15 basis points to 1.36 percent, while the average cost of interest-bearing liabilities decreased by eleven basis points to 0.87 percent. The decline in the yield on interest-earning assets in the third quarter of 2013 is primarily attributable to the decreases in prepayment fee income offset by the accretion of discount from previously impaired investment securities discussed above.

Nine Months Ended September 30, 2013, Compared with Nine Months Ended September 30, 2012

Net interest income for the nine months ended September 30, 2013, decreased $35.2 million from $230.7 million in the same period in 2012 to $195.5 million in 2013. This decrease was primarily attributable to a $20.9 million decrease in prepayment fee income and a decline in average earning assets, which decreased from $47.3 billion for the nine months ended September 30, 2012, to $38.9 billion for the nine months ended September 30, 2013. This decline in average earning assets was driven by a $5.0 billion drop in average investments balances and a decrease of $3.6 billion in average advances balances. Offsetting the decline in net interest income was $13.2 million of increased accretable yields of certain private-label MBS for which we had previously recognized credit losses, an increase of $6.6 million from $6.6 million recorded in the first nine months of 2012.

Net interest margin for the nine months ended September 30, 2013, in comparison with the same period in 2012, increased to 67 basis points from 65 basis points, and net interest spread increased to 58 basis points from 56 basis points for the same period in 2012. Contributing to the increase in net interest spread was the change in yield on interest-earning assets, which decreased by three basis points to 1.53 percent, while the average cost of interest-bearing liabilities decreased by five basis point to 0.95 percent.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$21,860,432	$58,226	1.06%	$25,044,543	$84,425	1.34%
Securities purchased under agreements to resell	3,514,131	478	0.05	5,293,478	2,455	0.18
Federal funds sold	2,798,587	545	0.08	1,241,522	463	0.15
Investment securities(2)	9,120,214	49,155	2.14	12,170,446	56,824	1.86
Mortgage loans	3,434,435	31,474	3.64	3,376,986	34,214	4.03
Other earning assets	1,504	1	0.26	2,994	2	0.27
Total interest-earning assets	40,729,303	139,879	1.36%	47,129,969	178,383	1.51%
Other non-interest-earning assets	399,341			480,852
Fair-value adjustments on investment securities	(208,601)			(96,817)
Total assets	$40,920,043	$139,879	1.36%	$47,514,004	$178,383	1.49%
Liabilities and capital
Consolidated obligations
Discount notes	$11,482,030	$1,846	0.06%	$13,599,121	$3,726	0.11%
Bonds	24,317,395	78,715	1.28	28,272,767	101,584	1.43
Deposits	585,427	3	—	702,319	11	0.01
Mandatorily redeemable capital stock	977,390	911	0.37	215,862	260	0.48
Other borrowings	2,854	1	0.14	1,755	1	0.23
Total interest-bearing liabilities	37,365,096	81,476	0.87%	42,791,824	105,582	0.98%
Other non-interest-bearing liabilities	919,775			1,307,329
Total capital	2,635,172			3,414,851
Total liabilities and capital	$40,920,043	$81,476	0.79%	$47,514,004	$105,582	0.88%
Net interest income		$58,403			$72,801
Net interest spread			0.49%			0.53%
Net interest margin			0.57%			0.61%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$20,976,335	$190,882	1.22%	$24,540,660	$269,385	1.47%
Securities purchased under agreements to resell	2,737,326	1,896	0.09	5,850,000	7,069	0.16
Federal funds sold	1,740,989	1,291	0.10	1,530,777	1,491	0.13
Investment securities(2)	10,006,737	155,490	2.08	12,124,453	170,263	1.88
Mortgage loans	3,478,241	96,166	3.70	3,248,559	103,527	4.26
Other earning assets	777	4	0.69	1,181	3	0.34
Total interest-earning assets	38,940,405	445,729	1.53%	47,295,630	551,738	1.56%
Other non-interest-earning assets	417,898			489,056
Fair-value adjustments on investment securities	(139,762)			(134,758)
Total assets	$39,218,541	$445,729	1.52%	$47,649,928	$551,738	1.55%
Liabilities and capital
Consolidated obligations
Discount notes	$8,488,726	$5,057	0.08%	$13,235,691	$8,222	0.08%
Bonds	25,416,757	243,113	1.28	28,766,309	311,943	1.45
Deposits	606,015	12	—	739,617	42	0.01
Mandatorily redeemable capital stock	738,003	2,083	0.38	218,388	834	0.51
Other borrowings	2,065	3	0.19	1,979	2	0.13
Total interest-bearing liabilities	35,251,566	250,268	0.95%	42,961,984	321,043	1.00%
Other non-interest-bearing liabilities	1,053,098			1,274,886
Total capital	2,913,877			3,413,058
Total liabilities and capital	$39,218,541	$250,268	0.85%	$47,649,928	$321,043	0.90%
Net interest income		$195,461			$230,695
Net interest spread			0.58%			0.56%
Net interest margin			0.67%			0.65%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2013 and 2012. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended September 30, 2013 vs. 2012			For the Nine Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(9,885)	$(16,315)	$(26,200)	$(36,052)	$(42,451)	$(78,503)
Securities purchased under agreements to resell	(637)	(1,340)	(1,977)	(2,871)	(2,302)	(5,173)
Federal funds sold	380	(298)	82	187	(387)	(200)
Investment securities	(15,602)	7,933	(7,669)	(31,707)	16,934	(14,773)
Mortgage loans	574	(3,314)	(2,740)	6,982	(14,343)	(7,361)
Other earning assets	(1)	—	(1)	(1)	2	1
Total interest income	(25,171)	(13,334)	(38,505)	(63,462)	(42,547)	(106,009)
Interest expense
Consolidated obligations
Discount notes	(514)	(1,366)	(1,880)	(2,840)	(325)	(3,165)
Bonds	(13,387)	(9,482)	(22,869)	(34,194)	(34,636)	(68,830)
Deposits	(2)	(6)	(8)	(7)	(23)	(30)
Mandatorily redeemable capital stock	722	(71)	651	1,518	(269)	1,249
Other borrowings	—	—	—	—	1	1
Total interest expense	(13,181)	(10,925)	(24,106)	(35,523)	(35,252)	(70,775)
Change in net interest income	$(11,990)	$(2,409)	$(14,399)	$(27,939)	$(7,295)	$(35,234)

Average Balance of Advances Outstanding

The average balance of total advances decreased $3.6 billion, or 14.5 percent, for the nine months ended September 30, 2013, compared with the same period in 2012. The trend of muted demand for advances is discussed under — Executive Summary — Advances Balances. The following table summarizes average balances of advances outstanding during the nine months ended September 30, 2013 and 2012, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Fixed-rate advances—par value
Long-term	$9,968,455	$9,907,681
Short-term	5,506,302	4,514,645
Putable	2,840,631	4,197,669
Amortizing	884,788	1,145,053
Overnight	645,840	357,762
All other fixed-rate advances	78,317	49,945
	19,924,333	20,172,755

Variable-rate indexed advances—par value
Simple variable	475,091	3,692,996
Putable	112,374	63,586
All other variable-rate indexed advances	32,103	20,095
	619,568	3,776,677
Total average par value	20,543,901	23,949,432
Net premiums	33,164	17,434
Market value of embedded derivatives	987	107
Hedging adjustments	398,283	573,687
Total average balance of advances	$20,976,335	$24,540,660

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 20.5 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $11.7 billion for the nine months ended September 30, 2013, representing 55.6 percent of the total average balance of advances outstanding during the nine months ended September 30, 2013. The average balance of all such advances totaled $15.2 billion for the nine months ended September 30, 2012, representing 61.9 percent of the total average balance of advances outstanding during the nine months ended September 30, 2012.

For the nine months ended September 30, 2013 and 2012, net prepayment fees on advances were $18.4 million and $44.3 million, respectively. For the nine months ended September 30, 2013 and 2012, prepayment fees on investments were $5.3 million and $341,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

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

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	Interest Income	Average Yield(1)	Interest Income	Average Yield(1)	Interest Income	Average Yield(1)	Interest Income	Average Yield(1)

Advances	$56,405	1.02%	$72,551	1.15%	$172,445	1.10%	$225,037	1.22%
Investment securities	47,550	2.07	56,685	1.85	150,159	2.01	169,922	1.87
Total interest-earning assets	136,453	1.33	166,370	1.40	421,961	1.45	507,049	1.43

Net interest income	54,977		60,788		171,693		186,006
Net interest spread		0.46%		0.42%		0.50%		0.43%
Net interest margin		0.54%		0.51%		0.59%		0.53%
_________________________

(1)	Yields are annualized.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $2.9 billion, or 39.3 percent, for the nine months ended September 30, 2013, compared with the same period in 2012. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the nine months ended September 30, 2013, average balances of federal funds sold increased $210.2 million and average balances of securities purchased under agreements to resell decreased $3.1 billion in comparison to the nine months ended September 30, 2012.

Average investment-securities balances decreased $2.1 billion, or 17.5 percent for the nine months ended September 30, 2013, compared with the same period in 2012, which occurred in the following investment categories:

•	$949.3 million decline in MBS;

•	$728.8 million decline in agency and supranational institutions' debentures; and

•	$423.5 million decline in corporate bonds guaranteed by the Federal Deposit Insurance Corporation (the FDIC).

The average aggregate balance of our investments in mortgage loans for the nine months ended September 30, 2013, was $229.7 million higher than the average aggregate balance of these investments for the nine months ended September 30, 2012, representing an increase of 7.1 percent.

Average CO balances decreased $8.1 billion, or 19.3 percent, for the nine months ended September 30, 2013, compared with the same period in 2012, resulting from our reduced funding needs principally due to the decline in our investments and advances balances. This overall decline consisted of a decrease of $4.8 billion in CO discount notes and a decrease of $3.3 billion in CO bonds.

The average balance of term CO discount notes decreased $4.7 billion and overnight CO discount notes decreased $83.8 million for the nine months ended September 30, 2013, in comparison with the same period in 2012. The average balance of CO discount notes represented approximately 25.0 percent of total average COs during the nine months ended September 30, 2013, as compared with 31.5 percent of total average COs during the nine months ended September 30, 2012. The average balance of CO bonds represented 75.0 percent and 68.5 percent of total average COs outstanding during the nine months ended September 30, 2013 and 2012, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate-risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands).

	For the Three Months Ended September 30, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(1,576)	$—	$(89)	$—	$6,716	$5,051
Net interest settlements included in net interest income (2)	(36,468)	(9,437)	—	395	13,660	(31,850)
Total effect on net interest income	(38,044)	(9,437)	(89)	395	20,376	(26,799)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	141	388	—	—	(38)	491
Gains on cash-flow hedges	—	—	—	—	13	13
(Losses) gains on derivatives not receiving hedge accounting	—	(1,711)	—	—	33	(1,678)
Mortgage delivery commitments	—	—	104	—	—	104
Net gains (losses) on derivatives and hedging activities	141	(1,323)	104	—	8	(1,070)

Subtotal	(37,903)	(10,760)	15	395	20,384	(27,869)

Net gains on trading securities	—	726	—	—	—	726
Total net effect of derivatives and hedging activities	$(37,903)	$(10,034)	$15	$395	$20,384	$(27,143)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended September 30, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,683)	$—	$(60)	$—	$6,160	$3,417
Net interest settlements included in net interest income (2)	(45,869)	(10,256)	—	385	21,049	(34,691)
Total net interest income	(48,552)	(10,256)	(60)	385	27,209	(31,274)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	259	462	—	—	(124)	597
Gains (losses) on derivatives not receiving hedge accounting	545	(4,376)	—	—	381	(3,450)
Mortgage delivery commitments	—	—	767	—	—	767
Net gains (losses) on derivatives and hedging activities	804	(3,914)	767	—	257	(2,086)

Subtotal	(47,748)	(14,170)	707	385	27,466	(33,360)

Net gains on trading securities	—	4,669	—	—	—	4,669
Total net effect of derivatives and hedging activities	$(47,748)	$(9,501)	$707	$385	$27,466	$(28,691)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2013
Net Effect of Derivatives and Hedging Activities	Advances		Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(6,151)		$—	$(390)	$—	$20,141	$13,600
Net interest settlements included in net interest income (2)	(114,058)		(29,004)	—	1,183	52,736	(89,143)
Total net interest income	(120,209)		(29,004)	(390)	1,183	72,877	(75,543)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	743		1,196	—	—	(112)	1,827
Gains on cash-flow hedges	—	—	—	—	—	53	53
Gains on derivatives not receiving hedge accounting	1		5,527	—	—	247	5,775
Mortgage delivery commitments	—		—	(1,480)	—	—	(1,480)
Net gains (losses) on derivatives and hedging activities	744		6,723	(1,480)	—	188	6,175

Subtotal	(119,465)		(22,281)	(1,870)	1,183	73,065	(69,368)

Net losses on trading securities	—		(11,278)	—	—	—	(11,278)
Total net effect of derivatives and hedging activities	$(119,465)		$(33,559)	$(1,870)	$1,183	$73,065	$(80,646)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(7,480)	$—	$(150)	$—	$15,745	$8,115
Net interest settlements included in net interest income (2)	(149,548)	(30,626)	—	1,151	69,054	(109,969)
Total net interest income	(157,028)	(30,626)	(150)	1,151	84,799	(101,854)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,293)	1,255	—	—	293	255
Gains (losses) on derivatives not receiving hedge accounting	6	(11,228)	—	—	372	(10,850)
Mortgage delivery commitments	—	—	2,086	—	—	2,086
Net (losses) gains on derivatives and hedging activities	(1,287)	(9,973)	2,086	—	665	(8,509)

Subtotal	(158,315)	(40,599)	1,936	1,151	85,464	(110,363)

Net gains on trading securities	—	8,291	—	—	—	8,291
Total net effect of derivatives and hedging activities	$(158,315)	$(32,308)	$1,936	$1,151	$85,464	$(102,072)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended September 30, 2013 and 2012, was 0.57 percent and 0.61 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.88 percent and 0.91 percent, respectively.

Net interest margin for the nine months ended September 30, 2013 and 2012, was 0.67 percent and 0.65 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.98 percent and 0.96 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used in asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $191,000 and $1.9 million, respectively for the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.1 million and $5.7 million, respectively.

For more information about our use of derivatives to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and nine months ended September 30, 2013 and 2012. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$491	$597	$1,827	$255
Net gains related to cash-flow hedge ineffectiveness	13	—	53	—
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(1,669)	231	(3,109)	(166)
Trading securities	182	(1,778)	10,966	(4,955)
Mortgage delivery commitments	104	767	(1,480)	2,086
Net interest-accruals related to derivatives not receiving hedge accounting	(191)	(1,903)	(2,082)	(5,729)
Net (losses) gains on derivatives and hedging activities	(1,070)	(2,086)	6,175	(8,509)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(1,528)	(1,092)	(2,343)	(5,544)
Loss on early extinguishment of debt	(568)	(4,992)	(4,956)	(16,993)
Service-fee income	1,797	1,483	4,909	4,474
Net unrealized gains (losses) on trading securities	726	4,669	(11,278)	8,291
Other	519	228	(2,188)	2,753
Total other loss	$(124)	$(1,790)	$(9,681)	$(15,528)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

For the securities on which we recognized other-than-temporary impairment during the three months ended September 30, 2013, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at September 30, 2013, was approximately 25.0 percent and the expected average collateral loss was approximately 25.3 percent. While current average credit enhancement approximately equals expected average collateral losses on these bonds at this point in time, projected future principal payments are being pro-rated between our bonds and their senior support bonds which, when combined with the expected losses absorbed by the support bonds, causes our credit support to decline at a faster rate than the remaining projected losses in the deal. As such, we recorded an other-than-temporary impairment related to a credit loss of $1.5 million during the third quarter of 2013.

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the three months ended September 30, 2013, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance. We have instituted litigation on certain of the private-label MBS in which we have invested, as discussed in Part II — Item 1 — Legal Proceedings. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents are inaccurate.

	At September 30, 2013
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Alt-A	$75,287	$61,805	$47,664	$58,161
ABS backed by home equity loans – Subprime	283	249	194	243
Total other-than-temporarily impaired securities	$75,570	$62,054	$47,858	$58,404

The following tables display held-to-maturity securities for which other-than-temporary impairment was recognized in the three and nine months ended September 30, 2013 and 2012, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$—	$—	$—	$(371)	$371	$—
Private-label residential MBS – Alt-A	(80)	(1,448)	(1,528)	(1,706)	614	(1,092)
Total other-than-temporary impairment losses	$(80)	$(1,448)	$(1,528)	$(2,077)	$985	$(1,092)

By period:
Securities newly impaired during the period specified	$—	$—	$—	$(371)	$371	$—
Securities previously impaired prior to the period specified	(80)	(1,448)	(1,528)	(1,706)	614	(1,092)
Total other-than-temporary impairment losses	$(80)	$(1,448)	$(1,528)	$(2,077)	$985	$(1,092)

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$—	$(12)	$(12)	$(371)	$371	$—
Private-label residential MBS – Alt-A	(180)	(2,151)	(2,331)	(13,847)	8,306	(5,541)
ABS backed by home equity loans – Subprime	—	—	—	—	(3)	(3)
Total other-than-temporary impairment losses	$(180)	$(2,163)	$(2,343)	$(14,218)	$8,674	$(5,544)

By period:
Securities newly impaired during the period specified	$—	$—	$—	$(951)	$951	$—
Securities previously impaired prior to the period specified	(180)	(2,163)	(2,343)	(13,267)	7,723	(5,544)
Total other-than-temporary impairment losses	$(180)	$(2,163)	$(2,343)	$(14,218)	$8,674	$(5,544)

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities, Note 6 — Other-Than-Temporary Impairment, and Financial Condition — Investments — Investments Credit Risk below for additional detail and analysis of the portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. For the three months ended September 30, 2013 and 2012, we recorded net unrealized gains on trading securities of $726,000 and $4.7 million, respectively. Changes in the fair value of the associated economic hedges amounted to a net gain of $182,000 and a net loss of $1.8 million for the three months ended September 30, 2013 and 2012, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $1.8 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, and are included in other loss.

For the nine months ended September 30, 2013 and 2012, we recorded net unrealized losses on trading securities of $11.3 million and net unrealized gains of $8.3 million, respectively. Changes in the fair value of the associated economic hedges amounted to a net gain of $11.0 million and a net loss of $5.0 million for the nine months ended September 30, 2013 and 2012, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $5.5 million for both the nine months ended September 30, 2013 and 2012, and are included in other loss.

For the three months ended September 30, 2013, compensation and benefits expense and other operating expenses totaled $13.9 million, representing an increase of $1.1 million from the total of $12.8 million for the three months ended September 30, 2012. This $1.1 million increase was due to a $758,000 increase in compensation and benefits expense due to annual merit increases and planned staffing increases along with an increase of $312,000 in other operating expenses.

For the nine months ended September 30, 2013, compensation and benefits expense and other operating expenses totaled $40.1 million, representing an increase of $900,000 from the total of $39.2 million for the nine months ended September 30, 2012.

Our share of the costs and expenses of operating the FHFA and the Office of Finance totaled $1.3 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, and totaled $4.3 million and $5.5 million for the nine months ended September 30, 2013 and 2012, respectively.

FINANCIAL CONDITION

Advances

At September 30, 2013, the advances portfolio totaled $22.6 billion, an increase of $1.8 billion compared with $20.8 billion at December 31, 2012.

The following table summarizes advances outstanding by product type at September 30, 2013 and December 31, 2012.

Advances Outstanding by Product Type (dollars in thousands)

	September 30, 2013		December 31, 2012
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$10,403,888	46.9%	$9,956,879	49.1%
Short-term	6,801,949	30.6	4,507,172	22.2
Putable	2,586,675	11.6	3,157,525	15.6
Overnight	1,040,912	4.7	556,265	2.7
Amortizing	881,457	4.0	929,118	4.6
All other fixed-rate advances	74,500	0.3	72,500	0.4
	21,789,381	98.1	19,179,459	94.6

Variable-rate advances
Simple variable	280,000	1.3	915,000	4.5
Putable	116,000	0.5	139,500	0.7
All other variable-rate indexed advances	22,956	0.1	35,893	0.2
	418,956	1.9	1,090,393	5.4
Total par value	$22,208,337	100.0%	$20,269,852	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

We lend to members and housing associates with principal places of business within our district, which consists of the six New England states. Outstanding advances are generally diversified among our borrowers throughout our district. At September 30, 2013, we had advances outstanding to 301, or 67.0 percent, of our 449 members. At December 31, 2012, we had advances outstanding to 301, or 66.6 percent, of our 452 members.

The following table presents the top five advance-borrowing institutions at September 30, 2013, and the interest earned on outstanding advances to such institutions for the three and nine months ended September 30, 2013.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	September 30, 2013
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2013	Advances Interest Income for the Nine Months Ended September 30, 2013
People's United Bank	$2,106,252	9.5%	0.18%	$1,074	$2,473
Webster Bank, N.A.	1,602,402	7.2	0.59	2,406	7,215
Berkshire Bank	739,664	3.3	0.52	839	2,366
Brookline Bank	616,974	2.8	1.12	1,766	5,604
Massachusetts Mutual Life Insurance Company	600,000	2.7	1.96	3,008	8,926
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

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

Our members continue to be challenged by economic conditions, although improvements continue. Aggregate nonperforming assets for depository institution members declined from 0.97 percent of assets as of December 31, 2012, to 0.75 percent of assets as of June 30, 2013. The aggregate ratio of tangible capital to assets among the membership increased from 8.76 percent of assets as of December 31, 2012, to 8.92 percent as of June 30, 2013. (June 30, 2013, is the date of our most recent data on our membership for this report.). During the quarter ended September 30, 2013, the FDIC placed one of our members into receivership, however, the FDIC repaid all of the insolvent member’s outstanding advances. All of our extensions of credit to members are secured by eligible collateral as noted herein. However we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

We assign each non-insurance company borrower to one of the following three credit status categories based primarily on our assessment of the borrower's overall financial condition and other factors:

•	Category-1: members that are generally in satisfactory financial condition;

•	Category-2: members that show weakening financial trends in key financial indices and/or regulatory findings; and

•	Category-3: members with financial weaknesses that present an elevated level of concern. We also place housing associates in Category-3.

Until September 27, 2013, we generally assigned insurance company members to Category-3 status regardless of financial condition because, unlike federally-insured depositories, insurance companies are subject to different laws and regulations in their particular states that could expose us to unique risks. On September 27, 2013, our board of directors approved a change to our credit policy removing insurance company members from any category, allowing us to lend to such members upon a review of an updated statement of their financial condition and their pledge of sufficient amounts of eligible collateral.

Advances outstanding to borrowers in Category-1 status at September 30, 2013, totaled $19.7 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $49.3 billion as of September 30, 2013. Of this total, $7.4 billion of securities have been delivered to us or to an approved third-party custodian, an additional $2.0 billion of securities are held by borrowers' securities corporations, and $6.9 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3 status, and insurance company members, at September 30, 2013, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of September 30, 2013 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1 status	265	$19,738,490	$49,289,785	249.7%
Category-2 status	20	501,631	11,138,172	2,220.4
Category-3 status	12	456,040	765,990	168.0
Insurance companies	10	1,512,176	1,757,990	116.3
Total	307	$22,208,337	$62,951,937	283.5%

The method by which a borrower pledges collateral is dependent upon the category status to which it is assigned and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of September 30, 2013.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$37,159,644
Collateral specifically listed and identified	23,427,000
Collateral delivered to us	10,585,511

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2012 Annual Report. At September 30, 2013, and December 31, 2012, the amount of pledged nontraditional and subprime loan collateral was nine percent and eight percent, respectively, of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at September 30, 2013, and December 31, 2012, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Investments

At September 30, 2013, investment securities and short-term money-market instruments totaled $10.5 billion, compared with $15.6 billion at December 31, 2012.

Short-term money-market investments totaled $2.0 billion at September 30, 2013, compared with $4.6 billion at December 31, 2012. This $2.6 billion net decrease resulted from a $2.5 billion decrease in securities purchased under agreements to resell and a $100.0 million decrease in federal funds sold. This decline is primarily attributable to a lack of desirable money-market investment opportunities on that particular day. On September 30, 2013 offered yields on overnight money market investments approached zero, accordingly we placed $2.9 billion with the Federal Reserve Bank of Boston in lieu of investing those funds.

Investment securities declined $2.5 billion to $8.5 billion at September 30, 2013, compared with December 31, 2012. The decline was due to decreases of $1.3 billion in MBS and $1.1 billion in agency and supranational institutions' debentures.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At September 30, 2013 and December 31, 2012, our MBS, ABS, and SBA holdings represented 166 percent and 192 percent of capital, respectively.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are incremental to our primary mission. Our total investments were 26.4 percent of our total assets at September 30, 2013, versus 38.7 percent at December 31, 2012. We expect to continue to be able to satisfy this investment objective for the foreseeable future without this objective causing a material impact on our results of operations or financial condition by continuing this approach, as necessary.

However, as discussed under — Executive Summary — Legislative and Regulatory Developments, the FHFA could require an FHLBank to satisfy certain core-mission ratios. If such changes were required, we may have to divest nonmission-related assets or reduce nonmission-related activities, which we expect would adversely impact our desired level of investments used for liquidity and results of operations.

Our MBS investment portfolio consists of the following categories of securities as of September 30, 2013, and December 31, 2012. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	September 30, 2013	December 31, 2012
Residential MBS - U.S. government-guaranteed and GSE	62.7%	60.6%
Commercial MBS - U.S. government-guaranteed and GSE	18.9	22.6
Private-label residential MBS	18.0	16.4
ABS backed by home-equity loans	0.4	0.3
Private-label commercial MBS	—	0.1
Total MBS	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note 5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on our investment securities.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity and currently consisting of overnight risk only) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis; currently all such placements expire within one day.

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

Credit ratings on total investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of September 30, 2013 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$219	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	1,500,000	—	—	—
Federal funds sold	—	500,000	—	—	—	—
Total money-market instruments	—	500,219	1,500,000	—	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	9,749	—	—	—	—
U.S. government-owned corporations	—	247,345	—	—	—	—
GSEs	—	1,116,700	—	—	—	—
Supranational institutions	430,792	—	—	—	—	—
HFA securities	23,530	32,935	86,641	39,935	—	2,115
Total non-MBS	454,322	1,406,729	86,641	39,935	—	2,115

MBS:
U.S. government guaranteed - residential (2)	—	336,620	—	—	—	—
U.S. government guaranteed - commercial (2)	—	237,527	—	—	—	—
GSE – residential (2)	—	3,725,699	—	—	—	—
GSE – commercial (2)	—	988,635	—	—	—	—
Private-label – residential	9,788	3,066	45,922	94,400	1,015,384	15
Private-label – commercial	1,621	—	—	—	—	—
ABS backed by home-equity loans	2,275	1,136	9,846	2,352	4,928	2,735
Total MBS	13,684	5,292,683	55,768	96,752	1,020,312	2,750

Total investment securities	468,006	6,699,412	142,409	136,687	1,020,312	4,865

Total investments	$468,006	$7,199,631	$1,642,409	$136,687	$1,020,312	$4,865
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2013. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

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

FHFA regulations allow additional unsecured credit for overnight sales of federal funds. The specified percentage of eligible regulatory capital used for determining the maximum amount of unsecured credit exposure we may offer to a counterparty for overnight sales of federal funds is twice the amount that we may extend to that counterparty for extensions of credit other than overnight sales of federal funds reduced by the amount of any other unsecured credit exposure attributable to other than overnight sales of federal funds. During the quarter ended September 30, 2013, we were in compliance with FHFA regulatory limits established for unsecured credit.

We are prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union. Our unsecured credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation. We are in compliance with these FHFA regulations as of September 30, 2013.

The table below presents our short-term unsecured money-market credit exposure.

Short-term Unsecured Money-Market Credit Exposure by Investment Type (dollars in thousands)

	Carrying Value
	September 30, 2013	December 31, 2012
Federal funds sold	$500,000	$600,000

As of September 30, 2013, our unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to overnight federal funds sold. As of September 30, 2013, all of our unsecured investment credit exposure in federal funds sold was to U.S. branches and agency offices of foreign commercial banks.

The table below presents the September 30, 2013, carrying values and average balances for the nine months ended September 30, 2013, of the short-term unsecured money-market credit exposures presented by the domicile of the counterparty or the domicile of the foreign bank counterparty for U.S. branches and agency offices of foreign commercial banks. We endeavor to mitigate this credit risk by investing in unsecured investments of highly rated counterparties. At September 30, 2013, our one short-term unsecured money-market counterparty was rated double-A.

Period-End and Average Balance of Short-Term Unsecured Money-Market Credit Exposures, by Country of Domicile of Counterparty (1) (dollars in thousands)

Country of Domicile of Counterparty	Carrying Value as of September 30, 2013	Average Balance for the Nine Months Ended September 30, 2013
Domestic	$—	$31,136
U.S branches and agency offices of foreign commercial banks
Netherlands	500,000	293,626
Sweden	—	794,048
Germany	—	164,505
Norway	—	119,121
Canada	—	105,861
Finland	—	98,718
United Kingdom	—	89,835
Australia	—	44,139
Total U.S. branches and agency offices of foreign commercial banks	500,000	1,709,853
Total unsecured credit exposure	$500,000	$1,740,989
_______________________

(1)
Excludes unsecured investment credit exposure to the U.S. federal government, GSEs, U.S. federal government agencies and instrumentalities, and triple-A rated supranational institutions and does not include related accrued interest as of September 30, 2013.

The table below presents the contractual maturity of short-term unsecured money-market credit exposure by the domicile of the counterparty or the domicile of the foreign bank counterparty for U.S. branches and agency offices of foreign commercial banks. At September 30, 2013, all of our outstanding unsecured money-market investments had overnight maturities.

Contractual Maturity of Short-Term Unsecured Money-Market Credit Exposure, by Country of Domicile of Counterparty (dollars in thousands)

	Carrying Value (1) as of September 30, 2013
Country of Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
U.S branches and agency offices of foreign commercial banks
Netherlands	$500,000	$—	$—	$—	$—	$—	$500,000
Total unsecured credit exposure	$500,000	$—	$—	$—	$—	$—	$500,000

During the three months ended September 30, 2013, we continued to invest in unsecured overnight money-market instruments issued by certain domestic branches of Eurozone financial institutions rated single-A or higher by the three major NRSROs and domiciled in Finland, Germany, and the Netherlands from time to time. We continued to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis that are discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments — Investments Credit Risk in the 2012 Annual Report. On September 30, 2013, we had $500.0 million in unsecured money-market exposure to a Eurozone financial institution. Our maximum unsecured money-market exposure to any single Eurozone financial institution was $800.0 million on any day during the quarter ended September 30, 2013.

At September 30, 2013, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $2.3 billion to six counterparties and issuers, of which $500.0 million was for federal funds sold, and $1.8 billion was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of September 30, 2013:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of September 30, 2013

Issuer / counterparty	Percent
Fannie Mae	36.7%
Rabobank Nederland (1)	21.6
Inter-American Development Bank (a supranational institution)	18.7
Freddie Mac	11.8
Tennessee Valley Authority	10.8
_______________________
(1) Overnight federal funds sold

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our cash flow analysis of private-label MBS during the quarter ended September 30, 2013, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and/or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home-equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary impairment credit loss.

Significant Inputs to Cash-flow Analysis of Private-label MBS For the Quarter Ended September 30, 2013 (dollars in thousands)

		Significant Inputs - Weighted Average			Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Weighted Average Percent
Private-label residential MBS
Prime (2)
2007	$19,191	8.7%	5.3%	34.6%	7.6%
2006	12,229	11.0	16.2	37.0	0.0
2005	6,774	10.9	11.9	32.5	21.7
2004 and prior	96,449	12.9	7.2	34.4	13.8
Total	$134,643	12.1%	8.0%	34.6%	12.1%

Alt-A (2)
2007	$447,828	6.0%	57.8%	47.8%	8.1%
2006	764,882	6.6	53.2	45.9	8.8
2005	545,527	9.2	31.7	42.9	17.3
2004 and prior	64,554	11.4	23.8	37.6	26.0
Total	$1,822,791	7.4%	46.9%	45.2%	11.8%

ABS backed by home equity loans
Subprime (2)
2004 and prior	$24,843	7.3%	25.0%	69.2%	33.0%
_______________________
(1)         Commercial private-label MBS with a par value of $1.6 million and a private-label residential MBS with a par value of $2.9 million, consisting of loans that are backed by the FHA and the VA, are not included in this table.

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

Of our $7.2 billion in par value of MBS and ABS investments at September 30, 2013, $2.0 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$1.8 billion in par value are securities backed primarily by Alt-A loans;

•	$201.4 million in par value are backed primarily by prime residential and/or commercial loans; and

•	$24.8 million in par value of these investments are backed primarily by subprime mortgages.

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

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $66.1 million in par value as of September 30, 2013, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. However, these bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $3.9 million in par value as of September 30, 2013, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities in the 2012 Annual Report for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	September 30, 2013			December 31, 2012
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$16,472	$183,346	$199,818	$18,861	$207,215	$226,076
Alt-A	32,254	1,728,280	1,760,534	36,761	1,898,064	1,934,825
Total private-label residential MBS	48,726	1,911,626	1,960,352	55,622	2,105,279	2,160,901
Private-label commercial MBS
Prime	1,625	—	1,625	9,851	—	9,851
ABS backed by home equity loans
Subprime	—	24,843	24,843	—	26,610	26,610
Total par value of private-label MBS	$50,351	$1,936,469	$1,986,820	$65,473	$2,131,889	$2,197,362
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to our investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of September 30, 2013, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by collateral type and year of securitization. Average current credit enhancements as of September 30, 2013, reflect the percentage of subordinated class outstanding balances as of September 30, 2013, to our senior class outstanding balances as of September 30, 2013, weighted by the par value of our respective senior class securities, and shown by underlying loan collateral type and year of securitization. Average current credit enhancements as of September 30, 2013, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At September 30, 2013 (dollars in thousands)

		Year of Securitization
Private-label MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$1,625	$—	$—	$—	$1,625
Double-A	3,066	—	—	—	3,066
Single-A	899	—	—	—	899
Triple-B	73,063	—	—	10,439	62,624
Below Investment Grade
Double-B	36,951	—	—	2,909	34,042
Single-B	23,327	19,191	—	—	4,136
Triple-C	13,058	—	—	—	13,058
Single-D	49,439	—	12,229	37,210	—
Unrated	15	—	—	—	15
Total	$201,443	$19,191	$12,229	$50,558	$119,465

Amortized cost	$191,418	$19,191	$9,508	$43,807	$118,912
Gross unrealized losses	(10,563)	(2,322)	—	(2,246)	(5,995)
Fair value	183,231	16,869	10,924	42,461	112,977
Other-than-temporary impairment for the nine months ended September 30, 2013:
Total other-than-temporary impairment losses on held-to-maturity securities	$—	$—	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(12)	—	—	—	(12)
Net impairment losses on held-to-maturity securities recognized in income	$(12)	$—	$—	$—	$(12)

Weighted average percentage of fair value to par value	90.96%	87.90%	89.33%	83.98%	94.57%
Original weighted average credit support	11.39	6.41	8.32	20.85	8.50
Weighted average credit support	13.24	7.63	—	11.38	16.28
Weighted average collateral delinquency (1)	11.76	6.19	11.79	14.81	11.36
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At September 30, 2013 (dollars in thousands)

		Year of Securitization
Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$9,788	$—	$—	$9,788	$—
Double-A	—	—	—	—	—
Single-A	45,023	—	—	30,698	14,325
Triple-B	21,761	—	—	10,977	10,784
Below Investment Grade
Double-B	23,247	—	—	14,396	8,851
Single-B	72,788	—	—	60,667	12,121
Triple-C	955,301	221,354	509,812	224,135	—
Double-C	355,990	135,797	150,466	69,727	—
Single-C	79,113	8,100	33,625	37,388	—
Single-D	197,523	82,577	70,979	43,967	—
Total	$1,760,534	$447,828	$764,882	$501,743	$46,081

Amortized cost	$1,316,808	$307,379	$527,303	$436,046	46,080
Gross unrealized losses	(96,388)	(22,733)	(33,081)	(37,341)	(3,233)
Fair value	1,250,710	296,936	505,358	405,569	42,847
Other-than-temporary impairment for the nine months ended September 30, 2013:
Total other-than-temporary impairment losses on held-to-maturity securities	$(180)	$(6)	$—	$(174)	$—
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	(2,151)	(2,029)	(179)	57	—
Net impairment losses on held-to-maturity securities recognized in income	$(2,331)	$(2,035)	$(179)	$(117)	$—

Weighted average percentage of fair value to par value	71.04%	66.31%	66.07%	80.83%	92.98%
Original weighted average credit support	27.99	29.25	28.98	26.70	13.33
Weighted average credit support	11.65	8.06	8.77	18.01	25.42
Weighted average collateral delinquency (1)	31.35	38.01	34.22	22.49	15.61
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At September 30, 2013 (dollars in thousands)

ABS backed by home equity loans – Subprime	2004 and prior
Par value by credit rating
Triple-A	$2,301
Double-A	1,136
Single-A	9,846
Triple-B	2,352
Below Investment Grade
Single-B	3,965
Triple-C	1,653
Single-D	855
Unrated	2,735
Total	$24,843

Amortized cost	$24,254
Gross unrealized losses	(2,108)
Fair value	22,324

Weighted average percentage of fair value to par value	89.86%
Original weighted average credit support	10.22
Weighted average credit support	32.96
Weighted average collateral delinquency (1)	19.87
_______________________
(1)          Represents loans that are 60 days or more delinquent.

The following table provides certain characteristics our private-label MBS that are in a gross unrealized position by collateral type.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of September 30, 2013 (dollars in thousands)
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates
Private-label residential MBS backed by:
Prime, first lien	$154,030	$152,551	$(10,563)	11.37%

Alt-A option ARM	623,387	520,175	(62,997)	35.19
Alt-A other	600,309	464,368	(33,391)	27.64
Total Alt-A	1,223,696	984,543	(96,388)	31.49

ABS backed by home equity loans:
Subprime, first lien	23,134	23,028	(2,108)	19.46
Total private-label MBS	$1,400,860	$1,160,122	$(109,059)	29.08%

The following table provides the geographic concentrations by state and by metropolitan statistical area of the loans underlying our private-label MBS and ABS as of September 30, 2013, where such concentrations are five percent or greater of all loans underlying these investments.
Geographic Concentrations of Loans Underlying our Private-Label MBS and ABS As of September 30, 2013

State concentrations	Percentage of Total Private-Label MBS and ABS
California	38.4%
Florida	12.4
New York	5.4
All Other	43.8
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.2%
Washington, D.C.-MD-VA-WV	6.4
All Other	83.4
100.0%

Beginning in 2008, actual and projected delinquency, foreclosure, and loss rates for prime, subprime, and Alt-A mortgage loans increased significantly nationwide. While trends have improved in some of these actual measures and their projected assumptions, they remain elevated as of the date of this report. In addition, values of homes are still significantly below the outstanding balance of debt secured by them in many areas and nationwide unemployment rates remain relatively high, increasing the likelihood and magnitude of potential losses on troubled and/or foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers.

The following graph demonstrates how average prices have changed with respect to various asset classes in our MBS portfolio during the 12 months ended September 30, 2013:

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

The monoline bond insurers continue to be subject to adverse ratings and weak financial performance measures. Below investment-grade ratings or rating downgrades imply an increased risk that the monoline bond insurer will fail to fulfill its obligations to reimburse the insured investor for claims made under the related insurance policies. There are five monoline bond insurers that insure our investment securities. As discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities in the 2012 Annual Report, we generally perform a “burnout period” analysis of the monoline bond insurers. Of the five monoline bond insurers, only the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and therefore excluded from a burnout period analysis. Conversely, the key burnout period for monoline bond insurer Financial Guaranty Insurance Company is not considered applicable due to regulatory intervention that has suspended all claims, and we have placed no reliance on this monoline insurer. Syncora Guarantee Inc. is currently paying claims after previous regulatory intervention, although the burnout period is indeterminate, therefore we have placed no reliance on this monoline insurer. For the remaining monoline bond insurers, MBIA Insurance Corporation and Ambac Assurance Corp., we have established burnout periods ending September 30, 2014 and December 31, 2013, respectively. In addition, Ambac Assurance Corp. reimbursements during the burnout period are limited to 25 percent of claims in accordance with orders by the Wisconsin State Insurance Commissioner. We monitor the financial condition of these monoline bond insurers on an ongoing basis and as facts and circumstances change, the burnout period could significantly change.

As of September 30, 2013, our private-label MBS and ABS backed by home-equity loan investments covered by monoline insurance was $107.1 million, of which $103.4 million represents private-label MBS covered by the monoline bond insurance for some period of time in the cash flow modeling. Of the $103.4 million, 79.6 percent represents Alt-A MBS and 20.4 percent represents subprime ABS backed by home-equity loan investments.

Our total investments in HFA securities was $185.2 million as of September 30, 2013. The following table provides the geographic concentrations by state of our HFA investments where such concentrations are five percent or greater of our total HFA investments as of September 30, 2013.
State Concentrations of HFA Securities As of September 30, 2013 (dollars in thousands)

	Carrying Value	Percent of Total HFA Investments
Massachusetts	$109,680	59.2%
Rhode Island	29,415	15.9
Connecticut	23,530	12.7
Maine	15,000	8.1
All Other	7,531	4.1
	$185,156	100.0%

Mortgage Loans

As of September 30, 2013, our mortgage loan investment portfolio totaled $3.4 billion, a decrease of $77.8 million from December 31, 2012. We do not expect this portfolio to change significantly in the near term as we expect continued strong competition from Fannie Mae and Freddie Mac for fewer investment opportunities, offset by fewer prepayments based on higher interest rates, as discussed under — Economic Conditions.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to December 31, 2014, and may be extended again. As of September 30, 2013, we had $467.9 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago in the 2012 Annual Report.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2013	December 31, 2012

Massachusetts	41%	39%
Maine	11	10
Wisconsin	7	7
Connecticut	7	8
California	7	9
All others	27	27
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $2.0 million at September 30, 2013, compared with $4.4 million at December 31, 2012. The primary drivers for the decline in the allowance are a reduction in the loss severity estimates we used based on our expectations of a general rise in single family home values, an overall decline in delinquency rates on our portfolio of conventional mortgage loans, and improvements in our methodology for estimating the impacts of loss mitigants on the loans (mitigants such as the recovery of credit enhancement fees). For information on the determination of the allowance at September 30, 2013, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2012 Annual Report.

We place conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:
Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2013	December 31, 2012
Total par value past due 90 days or more and still accruing interest	$19,044	$23,210
Nonaccrual loans, par value	45,249	50,571
Troubled debt restructurings (not included above)	2,902	1,909

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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	September 30, 2013	December 31, 2012

Massachusetts	30%	27%
California	19	21
Connecticut	10	10
All others	41	42
Total	100%	100%

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (6.6 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (32.4 percent by outstanding principal balance). Our allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of September 30, 2013.

Summary of Higher-Risk Conventional Mortgage Loans As of September 30, 2013 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$164,287	4.07%	2.63%	8.36%
High loan-to-value loans (2)	22,812	2.63	2.37	10.18
Subprime and high loan-to-value loans (3)	3,299	13.87	—	12.77
Total high-risk loans	$190,398	4.07%	2.55%	8.65%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of September 30, 2013, we were the beneficiary of primary mortgage insurance coverage on $205.7 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $22.9 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of October 31, 2013, all of these mortgage insurance companies, with the exceptions of Triad Guaranty Insurance Corporation, PMI Mortgage Insurance Company, and Republic Mortgage Insurance Company, which are no longer rated by any of the NRSROs, have a credit rating of triple-B or lower (or equivalent) by at least one NRSRO as presented in the below table. Ordinarily we do not accept primary mortgage insurance from a mortgage insurance company for our investments in conventional mortgage loans unless that company is rated at least triple-B- by S&P at the time of our investment in the loan (although we may accept lower-rated mortgage insurance provided we obtain additional credit enhancement in such form as we deem appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two mortgage insurance companies have a credit rating of at least triple-B- as of October 31, 2013, we could develop increasing concentrations of exposure to those mortgage insurance companies. We have established and maintain limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. However, those exposure limits could lead to fewer mortgage loan investment opportunities for us.

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

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	October 31, 2013		September 30, 2013
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch)	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Total Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	BBB+/Baa1/NR	Stable	$154,664	$36,463	$16,195	$52,658	75.8%
Genworth Mortgage Insurance Corporation	B/Ba2/NR	Negative	23,919	6,204	—	6,204	8.9
Mortgage Guaranty Insurance Corporation	B/Ba3/NR	Negative	14,187	3,351	912	4,263	6.1
CMG Mortgage Insurance Company	BBB-/NR/NR	Negative	5,911	1,478	—	1,478	2.1
PMI Mortgage Insurance Company (1)	NR/NR/NR	N/A	3,336	762	—	762	1.1
Republic Mortgage Insurance Company (2)	NR/NR/NR	N/A	2,246	488	649	1,137	1.7
Radian Guaranty Incorporated	B/Ba3/NR	Negative Watch	1,164	264	2,657	2,921	4.2
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	248	49	—	49	0.1
			$205,675	$49,059	$20,413	$69,472	100.0%
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

Deposits

At September 30, 2013, and December 31, 2012, deposits totaled $570.4 million and $595.0 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both September 30, 2013, and December 31, 2012, amounted to a par amount of $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $4.1 million and $111,000 as of September 30, 2013, and December 31, 2012, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $649.8 million and $907.1 million as of September 30, 2013, and December 31, 2012, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2013, and December 31, 2012. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			September 30, 2013		December 31, 2012
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,094,730	$(315,206)	$5,883,040	$(491,931)
	Swaps	Economic	154,500	(855)	139,500	(1,166)
Total associated with advances			5,249,230	(316,061)	6,022,540	(493,097)
Available-for-sale securities	Swaps	Fair value	611,915	(251,373)	711,915	(361,956)
	Caps and floors	Economic	300,000	105	300,000	50
Total associated with available-for-sale securities			911,915	(251,268)	1,011,915	(361,906)
Trading securities	Swaps	Economic	215,000	(21,511)	225,000	(32,476)
COs	Swaps	Fair value	6,633,195	677	7,980,795	66,357
	Swaps	Economic	904,000	198	1,000,000	406
	Forward starting swaps	Cash Flow	1,250,000	(53,843)	1,250,000	(64,897)
Total associated with COs			8,787,195	(52,968)	10,230,795	1,866
Deposits	Swaps	Fair value	20,000	1,535	20,000	2,685
Total			15,183,340	(640,273)	17,510,250	(882,928)
Mortgage delivery commitments			18,107	164	30,938	19
Total derivatives			$15,201,447	(640,109)	$17,541,188	(882,909)
Accrued interest				(9,474)		(24,072)
Cash collateral and accrued interest				3,920		—
Net derivatives				$(645,663)		$(906,981)
Derivative asset				$4,118		$111
Derivative liability				(649,781)		(907,092)
Net derivatives				$(645,663)		$(906,981)
 _______________________
(1) Embedded advance derivatives separated from the host contract with a notional amount of $154.5 million and a fair value of $854,000 are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations.

The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $11.7 billion, representing 77.2 percent of all derivatives outstanding as of September 30, 2013. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of September 30, 2013 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$630,000	$(8,991)	$630,000	$8,980	3.19%	0.26%	2.99%	0.46%
Due after one year through two years	558,015	(18,517)	558,015	18,541	2.93	0.26	2.61	0.58
Due after two years through three years	648,695	(33,810)	648,695	33,716	2.91	0.26	2.65	0.52
Due after three years through four years	1,754,630	(167,141)	1,754,630	165,497	3.74	0.26	3.55	0.45
Due after four years through five years	962,850	(75,748)	962,850	75,609	3.17	0.26	2.98	0.45
Thereafter	540,540	(10,999)	540,540	11,011	2.70	0.26	2.18	0.78
Total	$5,094,730	$(315,206)	$5,094,730	$313,354	3.26%	0.26%	3.01%	0.51%
_______________________

(1)	Included in the advances hedged amount are $2.6 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2013.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of September 30, 2013 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,098,500	$4,713	$3,098,500	$(4,713)	0.73%	0.77%	0.16%	0.12%
Due after one year through two years	1,344,695	5,132	1,344,695	(5,132)	0.57	0.60	0.18	0.15
Due after two years through three years	710,000	14,079	710,000	(14,076)	1.35	1.37	0.17	0.15
Due after three years through four years	100,000	231	100,000	(144)	0.91	0.91	0.20	0.20
Due after four years through five years	325,000	625	325,000	(651)	1.15	1.15	0.14	0.14
Thereafter	1,055,000	(24,103)	1,055,000	23,490	1.45	1.45	0.05	0.05
Total	$6,633,195	$677	$6,633,195	$(1,226)	0.90%	0.93%	0.15%	0.12%
_______________________

(1)	Included in the CO Bonds hedged amount are $1.3 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2013.

Derivatives Clearing. Since June 10, 2013, we have been required to use centralized DCOs to clear certain derivatives that the CFTC has designated to be subject to a mandatory clearing requirement, pursuant to the Dodd-Frank Act. Accordingly, we have been clearing our interest rate swaps subject to mandatory clearing. Derivatives that are cleared through DCOs are not governed by the same legal documentation regime that applies to our derivatives that are executed and maintained bilaterally with counterparties. Rather, derivatives that are cleared are governed by futures account agreements in accordance with requirements of the Dodd-Frank Act. Under this framework, immediately after we execute a derivative transaction with an executing broker, we and the executing broker assign our respective counterparty relationships to a DCO through a clearing member of that DCO that acts as our agent. The DCO requires that we offset current derivatives exposures with variation margin and that we provide the DCO with initial margin separate from the variation margin to provide the DCO additional protection against loss in the event of our default. As of September 30, 2013, we had cleared interest-rate swaps with an aggregate notional amount of $1.6 billion.

Derivative Instruments Credit Risk. We are subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently receive only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money). The resulting net exposure at fair value is reflected in the derivative instruments table below. We presently pledge securities collateral for bilateral derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we would owe the counterparty a net settlement amount if our derivatives were liquidated) by an amount that exceeds an exposure threshold defined in our master netting agreement with the counterparty. We also pledge cash collateral, including initial margin and variation margin, to secure the DCO's exposure to us on cleared derivatives through a clearing member who acts as our agent to a DCO. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of September 30, 2013.

Derivatives Counterparty Current Credit Exposure As of September 30, 2013 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Single-A	$54,500	$175	$—	$—	$175
Cleared derivatives	1,604,000	(141)	3,920	—	3,779

Liability positions with credit exposure:
Bilateral derivatives
Single-A	3,321,310	(142,002)	—	148,803	6,801
Total derivative positions with nonmember counterparties to which we had credit exposure	4,979,810	(141,968)	3,920	148,803	10,755

Mortgage delivery commitments (2)	18,107	164	—	—	164
Total	$4,997,917	$(141,804)	$3,920	$148,803	$10,919

Derivative positions without credit exposure: (3)
Double-A	$262,000
Single-A	7,674,990
Triple-B	2,266,540
Total derivative positions without credit exposure	$10,203,530
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

We note that during the quarter ended September 30, 2013, we had two Eurozone derivatives counterparties: one domiciled in France and one domiciled in Germany, each of which is rated single-A or higher by all three of the major NRSROs. We had $175,000 in unsecured derivatives exposure to these Eurozone financial institutions on September 30, 2013. Our maximum net unsecured derivatives exposure to any Eurozone counterparty was $20.1 million during the quarter ended September 30, 2013.

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

The following table shows our structural liquidity as of September 30, 2013.

Structural Liquidity As of September 30, 2013 (dollars in thousands)

	Month 1	Month 2	Month 3
Projected net cash flow (1)	$3,643,248	$2,114,240	$1,639,760
Less: Cumulative contingent obligations	(6,840,145)	(9,832,099)	(11,545,632)
Equals: Net structural liquidity need	(3,196,897)	(7,717,859)	(9,905,872)
Available borrowing capacity (2)	$44,520,334	$47,984,326	$49,420,360
Ratio of available borrowing capacity to net structural liquidity need	13.93	6.22	4.99
Minimum ratio required by our risk management policy	1.00	0.50	0.50
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

(2)
Available borrowing capacity is the CO issuance capacity based on achieving leverage up to our internal minimum capital requirement. For information on this internal minimum capital requirement, see — Internal Capital Practices and Policies — Internal Minimum Capital Requirement in Excess of Regulatory Requirements.

FHFA regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. We complied with this requirement at all times during the quarter ended September 30, 2013. As of September 30, 2013, and December 31, 2012, we held a surplus of $10.2 billion and $11.4 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of September 30, 2013.

Contingency Liquidity As of September 30, 2013 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$764,447
Contingency borrowing capacity (exclusive of CO issuances)	9,433,905
Net contingency liquidity	$10,198,352
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain FHFA guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended September 30, 2013.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the three months ended September 30, 2013. During the three months ended September 30, 2013, this gap averaged 1.7 percent (maximum level 1.8 percent and minimum level 1.6 percent). As of September 30, 2013, this gap was 1.6 percent, compared with 4.6 percent at December 31, 2012.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement

We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — External Sources of Liquidity in the 2012 Annual Report. Neither we nor any of the other FHLBanks have ever procured funding pursuant to this agreement.

Debt Financing — Consolidated Obligations

At September 30, 2013, and December 31, 2012, outstanding COs, including both CO bonds and CO discount notes, totaled $34.7 billion and $34.8 billion, respectively.

CO bonds outstanding for which we are primarily liable at September 30, 2013, and December 31, 2012, include issued callable bonds totaling $2.4 billion and $2.1 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short repricing intervals. CO discount notes comprised 30.2 percent and 24.9 percent of the outstanding COs for which we are primarily liable at September 30, 2013, and December 31, 2012, respectively, but accounted for 89.3 percent and 92.7 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2013 and 2012, respectively, due, in particular, to our frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we are primarily liable.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and stable market access during the period covered by this report. Further, financial markets have remained generally calm notwithstanding the U.S. federal government's future fiscal plans; national debt challenges; and debt crises in the Eurozone. The U.S. economy grew modestly during the quarter ended September 30, 2013. However, continued uncertainty as to the resolution of statutorily mandated deficit reduction and the failure of the Congress to agree to a plan to increase the current debt ceiling could negatively impact the market for CO debt over the course of 2013. Further, we have witnessed recent volatility in market interest rate spreads that we believe may be attributable to an increase in market perceptions that the Federal Reserve could begin to shift away from supporting a low-interest rate environment.

We continue to operate in a prolonged, historically low interest-rate environment as discussed under — Executive Summary — Interest-Rate Environment. Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have had no difficulty issuing debt in the amounts and structures required to meet our funding and risk-management needs. Throughout the quarter ended September 30, 2013, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than three years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into the fourth quarter of 2013.

Capital

Capital at September 30, 2013, was $2.7 billion, a decrease of $901.4 million from $3.6 billion at year-end 2012. Capital stock declined by $1.0 billion due to the reclassification of capital stock to mandatorily redeemable capital stock amounting to $859.5 million and the repurchase of $300.0 million of excess capital stock (of which $25.0 million was mandatorily redeemable capital stock). The reclassification of capital stock to mandatorily redeemable capital stock primarily results from the merger of BANA RI into BANA, which is ineligible for membership. Accumulated other comprehensive loss totaled $482.1 million at September 30, 2013, an increase of $5.5 million from December 31, 2012. Offsetting these decreases was the issuance of $120.4 million of capital stock due to increased advances borrowings by certain members. Restricted retained earnings totaled $89.8 million at September 30, 2013, while total retained earnings at September 30, 2013, grew to $705.7 million, an increase of $118.2 million from December 31, 2012.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2013, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership following the expiry of the stock redemption period. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $977.4 million and $215.9 million at September 30, 2013, and December 31, 2012, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock in the 2012 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at September 30, 2013, and December 31, 2012 (dollars in thousands).

Expiry of Redemption Period	September 30, 2013	December 31, 2012
Past redemption date (1)	$697	$—
Due in one year or less	43	80,259
Due after one year through two years	—	—
Due after two years through three years	116,745	—
Due after three years through four years	832	134,590
Due after four years through five years	859,073	1,014
Total	$977,390	$215,863
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

At September 30, 2013, and December 31, 2012, excess stock totaled $1.8 billion and $2.1 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2013	$626,368	$968,398	$1,594,789	$3,418,418	$1,823,629
December 31, 2012	639,941	898,557	1,538,519	3,671,027	2,132,508
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

By letter dated September 25, 2013, the Acting Director of the FHFA notified us that, based on June 30, 2013, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the FHFA has not yet notified us of our capital classification based on September 30, 2013, financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 10.4 percent at September 30, 2013, a ratio in excess of the targeted operating range. This results principally from our limited repurchases of excess stock accompanied with a significant decline in advances balances since 2008, as discussed under — Executive Summary — Advances Balances.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of our regulatory capital requirement plus our retained earnings target. As of September 30, 2013, this internal minimum capital requirement equaled $2.4 billion, which was satisfied by our actual regulatory capital of $4.1 billion.

Retained Earnings and Dividends

At September 30, 2013, we had total retained earnings of $705.7 million. On October 25, 2013, our board of directors lowered our retained earnings target to $700.0 million from our previous target of $825.0 million. The board cited the ongoing reduction of risk associated with private-label MBS as the primary reason for the reduction. For information on how we select and adjust our retained earnings target, including our response to FHFA regulations, orders, or guidance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations —Internal Capital Practices and Policies — Retained Earnings Target in the 2012 Annual Report. We note that the quarterly dividend payout restriction of 40 percent of a quarter’s earnings in our retained earnings policy will not constrain our board’s ability to declare dividends so long as the retained earnings target is satisfied. Accordingly, the board may determine to declare larger dividends and/or direct us to complete larger and/or more frequent repurchases of excess stock than it has in the past five years, subject to applicable restrictions. Limitations on our board’s ability to declare dividends are discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2012 Annual Report.

At September 30, 2013, our total retained earnings included $89.8 million in restricted retained earnings. For information on our restricted retained earnings contribution requirement, see Item 1 — Notes to the Financial Statements — Note 14 — Capital. Amounts in our restricted retained earnings account are not available to be paid as dividends. We expect to pay larger dividends and/or complete larger and/or more frequent repurchases of excess stock following the satisfaction of our retained earnings target, subject in each case to the applicable limitations and repurchases of excess stock that we have disclosed.

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

The FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP and interest expense on mandatorily redeemable capital stock. Based on our net income of $38.1 million for the three months ended September 30, 2013, our AHP assessment was $4.3 million. See Item 1 — Business — Assessments in the 2012 Annual Report for additional information regarding the AHP assessment.

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

As of September 30, 2013, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements. Described below are the results of the sensitivity analysis for other-than-temporary impairment of private-label MBS.

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

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of September 30, 2013 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ended September 30, 2013	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Alt-A	7	$75,287	$(1,528)	22	$237,426	$(3,747)
Subprime	1	283	—	2	1,293	(14)
Total private-label MBS	8	$75,570	$(1,528)	24	$238,719	$(3,761)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The regulatory environment in which we operate continues to change significantly as regulators continue to implement the Housing and Economic Recovery Act of 2008, as amended, the Dodd-Frank Act, and the reforms of the Basel Committee on Bank Supervision. Further, we continue to monitor significant changes proposed as the U.S. Congress and Senate consider legislation to reform Fannie Mae and Freddie Mac and make other housing finance changes. Our business, operations, funding costs, rights or obligations, and the business environment in which we carry out our housing finance mission are likely to be impacted by these developments.

FHFA Developments

Final Rule on Stress Testing. On September 26, 2013, the FHFA issued a final rule which requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the FHFA will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its adverse economic conditions stress test. The final rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for ABS. On September 20, 2013, the FHFA with other U.S. federal regulators jointly issued a proposed rule with a comment deadline of October 30, 2013, requiring ABS sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements so long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements.

If adopted as proposed, the rule could reduce the number of loans originated by our members that are eligible to be pledged to us as collateral to the extent that the risk-retention requirements were uneconomic or otherwise had adverse impacts on our members. A reduction in origination of assets that are eligible to be pledged to us as collateral could, in turn, adversely impact demand for advances.

Core Mission Assets. The FHFA has communicated its interest in maintaining the FHLBanks' focus on mission-related activities and has initiated discussions with the FHLBanks on what targets would be appropriate. For example, the FHFA has noted the importance of making advances versus other FHLBank activities, such as investing, and has solicited FHLBank feedback on certain proposed core mission ratios, which would serve as target floors. If such changes were required, and depending upon any applicable transition period, we may have to divest nonmission-related assets or reduce nonmission-related activities, which we expect would adversely impact our desired level of investments used for liquidity and our results of operations.

Other Significant Developments

National Credit Union Administration (NCUA) Final Rule on Access to Emergency Liquidity. On October 30, 2013, NCUA published a final rule requiring, among other things, that federally insured credit unions of $250 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Accordingly, the final rule may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances.

Housing Finance and Housing GSE Reform. We expect Congress to continue to consider reforms for U.S. housing finance and the regulated entities, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises). Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act). Both proposals would have direct implications for the FHLBanks if enacted.

While both proposals reflect the FHFA's efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the FHFA as the primary Federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or subsidiary would not be issued as a CO and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA, and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. In addition, the FHFA would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the FHFA adopt regulations establishing standards of community investment or service for FHLBanks' members.

We expect Congress to consider these and other changes to the U.S. housing finance system in the coming months. Any such proposal likely would have consequences for the FHLBank System and our ability to provide readily accessible liquidity to our members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.
Basel Committee on Banking Supervision - Final Capital Framework. In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency (the OCC) adopted a final rule and the FDIC (together with the Federal Reserve and the OCC, the Financial Regulators) adopted an interim final rule, which was amended September 10, 2013, establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The FHLBanks are not required to meet Basel III requirements, but many FHLBank members are subject to these new requirements. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could incent our members to use term advances to create and maintain balance-sheet liquidity. Most of our members must begin to comply with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Financial Regulators issued a proposed rule with a comment deadline of January 31, 2014 for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision, certain savings and loan holding companies, depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure, and to their consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) for purposes of satisfying the LCR, which HQLAs are further delineated among Levels 1, 2A and 2B. Level 1 has the most favorable, Level 2A the middle level, and Level 2B has the least favorable treatment among HQLAs for the LCR. As proposed, COs would be Level 2A HQLAs. This could adversely impact investor demand for COs due to their less favorable treatment than Level 1 HQLA, resulting in increased funding costs and, in turn, adversely impacting the results of our operations.

CREDIT RATING AGENCY DEVELOPMENTS

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

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate risk of our debt (at September 30, 2013, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.2 billion, compared with $13.5 billion at December 31, 2012, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.2 billion and $858.0 million at September 30, 2013, and December 31, 2012, respectively);

•
the issuance of CO bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bonds used in conjunction with interest-rate-exchange agreements was $7.5 billion, or 31.4 percent of our total outstanding CO bonds at September 30, 2013, compared with $8.9 billion, or 34.4 percent of total outstanding CO bonds, at December 31, 2012);

•
contractual provisions for advances with original fixed maturities of greater than six months that require borrowers to pay us prepayment fees, which make us financially indifferent if the borrower prepays such advances prior to maturity. These provisions protect against a loss of income under certain interest-rate environments;

•
the use of the duration extension portfolio (which totaled $1.0 billion at September 30, 2013, as compared with $2.1 billion at December 31, 2012), to hedge our net interest income against the impact of low interest rates, which is discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios in the 2012 Annual Report. We began investing under this strategy in July 2009 and discontinued further investments to this portfolio after March 2011. As a result, the balance of this portfolio is declining as assets mature, and the last assets will mature in May 2014; and

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

Prior to the second quarter of 2013, we determined VaR based on VaR Stress Scenarios going back monthly to 1978, consistent with FHFA regulations. Beginning with the second quarter report, we exclude VaR Stress Scenarios prior to 1992 in determining VaR because we believe market risk stress conditions are effectively captured in those since1992 and therefore properly present our market risk exposure. The FHFA has advised us that it believes that excluding the older scenarios is consistent with its regulations.

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk in the 2012 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at September 30, 2013, and December 31, 2012.

Interest/Market-Rate Risk Metric	At September 30, 2013	At December 31, 2012	Target, Limit or Management Action Trigger at March 31, 2013
MVE	$4.0 billion	$3.9 billion	None
MVE/BVE	97.1%	92.7%	None
MVE/Par Stock	117.1%	107.6%	100% or higher (target)
Adjusted MVE/Par Stock	113.7%	109.9%	Maintain above 100% (limit)
Economic Capital Ratio	9.9%	9.6%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$120.3 million	$80.0 million	Maintain below $275.0 million (limit)
Duration of Equity	+0.5 years	+0.3 years	Maintain below +/- 4.0 years (limit)
Duration Gap	+0.7 months	+0.4 months	None
Duration Extension Portfolio VaR Limit (1)	$158,000	$1.4 million	Maintain below $125.0 million (limit)
Duration Extension Portfolio Interest Rate Shock	Market yields on GSE debt would have to rise by 438 basis points for the limit to be breached	Market yields on GSE debt would have to rise by 283 basis points for the limit to be breached	Maintain above 25 basis points (limit)
MPF Portfolio VaR	$73.6 million	$27.0 million	Maintain below $68.8 million (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on Regulatory Capital (2) is 106 basis points above the average yield on three-month LIBOR	Return on Regulatory Capital (2) is 29 basis points above the average yield on three-month LIBOR	Maintain projected return on Regulatory Capital above three-month LIBOR over the following 12 month horizon (management action trigger)
_______________________

(1)	This metric is calculated net of any unrealized gain or loss.

(2)
The income simulation metric for September 30, 2013, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock. The results for December 31, 2012, have been revised to conform to the current period methodology.

As seen in the above table, we exceeded the MPF Portfolio VaR management action trigger at September 30, 2013. The breach is largely the result of the combined impact of the higher interest rate environment that occurred during the second quarter and of the stress impact of certain modeled scenarios where mortgages underperform our CO curve. As a result of the breach, management reviewed the risk exposure in the MPF portfolio and the risk exposure of the entire balance sheet as required by the trigger. Although we found the MPF risk exposure to correlate with the risk exposure of the entire balance sheet, because the risk of the overall balance sheet as measured by VaR remains well below both its management action trigger and limit, no reduction to the MPF risk profile was required. Should the MPF VaR management action trigger continue to be breached, and should our VaR increase closer to its trigger and limit, management expects to reduce the risk exposure in the MPF portfolio.

The following chart displays our MVE to BVE and MVE to Par Stock ratios at prior period ends.

VaR at Different Confidence Levels

The table below presents the historical simulation VaR estimate as of September 30, 2013, and December 31, 2012, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	September 30, 2013		December 31, 2012
Confidence Level	% of MVE (2)	$ million	% of MVE (1)	$ million
50%	(0.15)%	$(6.1)	(0.16)%	$(6.2)
75%	0.53	21.2	0.53	21.0
95%	1.60	64.2	1.42	56.1
99%	3.01	120.3	2.03	80.0
_______________________

(1)
VaR exposures at December 31, 2012, were determined based on VaR Stress Scenarios going back monthly to 1978, consistent with FHFA regulations. Beginning with the calculation of VaR at June 30, 2013, to be consistent with FHFA guidance, we have excluded VaR Stress Scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)          Loss exposure is expressed as a percentage of base MVE.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

	September 30, 2013
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE/BVE	97.8%	97.8%	97.0%	97.1%	96.1%	94.0%	91.3%
MVE/Par Stock	118.0%	118.0%	117.0%	117.1%	116.0%	113.4%	110.1%
Duration of Equity	+0.9 years	+0.4 years	+0.0 years	+0.5 years	+1.7 years	+2.6 years	+3.1 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.6%	2.6%	2.4%	2.4%	2.1%	1.6%	1.1%
Net income percent change from base	(14.2)%	(14.0)%	(22.4)%	—%	20.4%	37.0%	52.6%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for September 30, 2013, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have instituted litigation against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label MBS, as described in Item 3 — Legal Proceedings in the 2012 Annual Report. Certain defendants filed motions to dismiss on October 11, 2012, and oral arguments were heard on those motions on July 17, 2013. On September 30, 2013, the court issued orders granting or denying those motions, or parts thereof. More specifically, the court:

•	upheld claims based on fraud but dismissed claims based on negligent misrepresentation and unfair or deceptive trade practices against rating agency defendants;

•	upheld claims based on negligent misrepresentation and unfair or deceptive trade practices against non-rating agency defendants;

•
upheld claims based on the Massachusetts Uniform Securities Act against underwriter and corporate seller defendants, but dismissed such claims against issuer/depositor defendants and control person defendants (with respect to claims that were premised solely on control of an issuer/depositor); and

•	dismissed claims against DB Structured Products, Inc. where that entity’s potential liability was solely premised on a claim of its successor liability.

As of the date of this report, claims continue involving our investments in certain private-label MBS issued by 109 securitization trusts for which we originally paid approximately $5.5 billion. The current list of defendants includes the following and/or their affiliates and subsidiaries and/or defendants under their control or controlled by affiliates or subsidiaries thereof: Ally Financial Inc.; Bank of America Corporation; Barclays Capital Inc.; The Bear Stearns Companies LLC; Capital One Financial Corporation; Citigroup, Inc.; Countrywide Financial Corporation; Credit Suisse (USA), Inc.; DB Structured Products, Inc.; DB U.S. Financial Market Holding Corporation; EMC Mortgage Corporation; Impac Mortgage Holdings, Inc.; JPMorgan Chase & Co.; The McGraw-Hill Companies, Inc.; Moody's Corporation; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; UBS Americas Inc.; and WaMu Capital, Corp.

A defendant in this case, Bank of America Corporation, is the parent to BANA which, as successor in interest to a former member, held approximately 25.1 percent of our capital stock (including mandatorily redeemable capital stock) as of September 30, 2013. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, is a member of the Bank and held approximately 12.6 percent of our capital stock (including mandatorily redeemable capital stock) as of September 30, 2013.

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

High rates of delinquency and increasing loss-severity trends experienced on some of the loans underlying the MBS in our portfolio, as well as challenging macroeconomic factors, such as continuing high unemployment levels and the number of troubled residential mortgage loans, have caused us to use relatively stressful assumptions for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $1.5 million for private-label MBS that we determined were other-than-temporarily impaired for the three months ended September 30, 2013. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities may be used by us in future other-than-temporary impairment assessments. As a possible outcome, we may recognize additional other-than-temporary impairment charges, which could be substantial. For example, as of September 30, 2013, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing-price forecast that was five percentage points lower than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, we would have been projected to realize an additional $2.2 million in credit losses.

We have also invested in securities issued by HFAs with an amortized cost of $185.2 million as of September 30, 2013. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although our policies require that HFA securities must carry a credit rating of double-A (or equivalent) or higher as of the date of purchase, some have since been downgraded and, when applicable, some of the related bond insurers have been downgraded. Further, the fair values of some of our HFA securities have also fallen. Gross unrealized losses on these securities totaled $22.1 million at September 30, 2013. Although we have determined that none of these securities is other-than-temporarily impaired at September 30, 2013, should the underlying loans underperform our projections, we could realize credit losses from these securities.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 12, 2013	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 12, 2013	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer