Form 10-K
period 2013-12-31
Federal Home Loan Bank of Boston
filed 2014-03-24
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________ .

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2014, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 35,243,407 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1.    BUSINESS

General

The Federal Home Loan Bank of Boston is a federally chartered corporation organized by the U.S. Congress (Congress) in 1932 and is a government-sponsored enterprise (GSE). Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston. Our primary regulator is the Federal Housing Finance Agency (the FHFA).

We are privately capitalized, and our mission is to provide highly reliable wholesale funding and liquidity to our members. We develop and deliver competitively priced financial products, services, and expertise that support housing finance, community development, and economic growth, including programs targeted to lower-income households. We principally serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. There are 12 district Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the United States (the U.S.), each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

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

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have four long-term strategic priorities, which are to:

•	position the Bank to compete effectively in the wholesale funding market and meet members' need for funding housing, community development and economic growth;

•	continue to build retained earnings while containing risk so that we can provide a stable return on members’ stock investment and repurchase excess stock over time;

•	advocate stakeholder interests in policy matters, and effectively respond to pending GSE reform and other legislative and regulatory initiatives; and

•	continue to evolve as a strong and agile organization that responds quickly and effectively to emerging risks and opportunities while upholding our commitment to efficient and effective operation.

We combine private capital and public sponsorship in a way that is intended to enable our members and housing associates to assure the flow of credit and other services for housing and community development. We serve the public through our members and housing associates by providing these institutions with a readily available, low-cost source of funds, called advances, as well as other products and services that are intended to support the availability of residential-mortgage and community-investment credit. In addition, we provide liquidity by investing in mortgage loans through a mortgage loan investment program. Under this program, we offer participating financial institutions the opportunity to originate mortgage loans for sale to us. Our primary source of income is derived from the interest spread between interest-earning assets and interest-bearing liabilities. We are generally able to borrow funds at favorable rates due to our GSE status.

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

Federal Housing Finance Agency

The FHFA, an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks. The FHFA replaced the Federal Housing Finance Board (the Finance Board) as the FHLBanks' regulator upon the enactment of the Housing and Economic Recovery Act of 2008, as amended (HERA). All regulations, orders, and decisions of the Finance Board remain in effect until modified or superseded.

The FHFA is financed through assessments on the entities it regulates, which include the FHLBanks, as discussed under Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — FHFA Expenses. HERA prohibits assessments on the FHLBanks in excess of the costs and expenses related to the FHLBanks.

The FHFA has broad supervisory authority over the FHLBanks, including, but not limited to, the power to suspend or remove any entity-affiliated party (including any director, officer, or employee) of an FHLBank who violates certain laws or commits certain other acts; to issue and serve a notice of charges upon an FHLBank or any entity-affiliated party; to obtain a cease and desist order, or a temporary cease and desist order; to stop or prevent any unsafe or unsound practice or violation of law, order, rule, regulation, or condition imposed in writing; to issue civil money penalties against an FHLBank or an entity-affiliated party; to require an FHLBank to maintain capital levels in excess of usual regulatory requirements; to require an FHLBank to take certain actions, or refrain from certain actions, under the prompt corrective action provisions that authorize or require the FHFA to take certain supervisory actions, including the appointment of a conservator or receiver for an FHLBank under certain conditions; and to require any one or more of the FHLBanks to repay the primary obligations of another FHLBank on outstanding consolidated obligations (COs).

The FHFA conducts an annual on-site examination and other periodic reviews of our operations to assess our safety and soundness as well as our compliance with statutory and regulatory requirements. In addition, we are required to submit information on our financial condition and results of operations each month to the FHFA. We are generally prohibited by FHFA regulations from disclosing the results of those examinations and reviews. However, we do consider the information we gather from these processes in setting our business objectives and conducting our operations. Information from those examinations and reviews could become publicly available either through the FHFA or through the FHFA's Office of Inspector General, which can sometimes occur via their reports to Congress.

The Office of Finance

The Federal Home Loan Banks' Office of Finance (the Office of Finance) was established by the Federal Home Loan Bank Board, predecessor of the Finance Board, to facilitate the issuing and servicing of debt in the form of COs of the FHLBanks. COs are issued on a joint and several basis. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with credit and market data and maintains the FHLBanks' joint relationships with credit-rating agencies. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of the FHLBank presidents and five independent directors.

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

Employees

As of February 28, 2014, we had 198 full-time employees and one part-time employee.

Membership

The following table summarizes our membership, by type of institution, as of December 31, 2013, 2012, and 2011.

Membership Summary
Number of Members by Institution Type
	December 31,
	2013	2012	2011
Commercial banks	58	65	70
Credit unions	156	155	153
Insurance companies	27	27	27
Thrift institutions	201	205	212
Community development financial institutions	1	—	—
Total members	443	452	462

The financial services industry continues to undergo a period of rapid change based on economic, regulatory, political, and other factors that had their inception with the financial crisis in 2008. Given these factors, we believe it is reasonably possible that one or more of our more significant members, either by outstanding advances or by capital stock investment, could be acquired by or merge with an institution that is not a member. The loss of significant members could lower overall demand for our products and services and, thereby, adversely impact our performance. See Item 1A — Risk Factors — Business and Reputation Risks — The loss of significant members could result in lower demand for our products and services.

As of December 31, 2013, 2012, and 2011, 68.2 percent, 66.6 percent, and 68.6 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off, at which time the nonmember borrower's affiliation with us is terminated. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. During the period that the advances remain outstanding, nonmember borrowers, other than housing associates, may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and large credit unions in our district that are eligible to become members. We do not anticipate that a substantial number of additional FDIC-insured institutions will become members. Many other institutions that are eligible for membership, such as insurance companies, smaller credit unions, and CDFIs have thus far elected not to become members.

Economic Conditions

While our membership is limited to institutions with their principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2013 and are expected to impact us in 2014, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

Business Lines

Our business lines include offering credit products, such as advances, access to the Mortgage Partnership Finance® (MPF®) program, deposit and safekeeping services, and access to the AHP. We also maintain a portfolio of investments for liquidity purposes and to supplement earnings.

Advances. We serve as a source of liquidity and make advances to our members and housing associates secured by mortgage loans and other eligible collateral. We offer a wide array of fixed- and variable-rate advances products, with maturities ranging from one day to 20 years or longer. Our array of advances products is intended to provide funding alternatives to members in many interest-rate environments and situations. We had 302 members, three housing associates, and three nonmember institutions with advances outstanding as of December 31, 2013. We have never experienced a credit loss on an advance.

We establish and maintain a blanket lien on all financial assets of our members that may be eligible to be pledged as collateral. For our insurance company members, we may require a specific lien on assets pledged as collateral to us to secure outstanding advances. We also reserve the right to require either specific listing or delivery of eligible collateral to secure a member's outstanding advances obligations. All advances, at the time of issuance, must be secured by eligible collateral. Eligible collateral for our advances includes fully disbursed whole first-mortgage loans on improved residential real estate; debt instruments issued or guaranteed by the U.S. or any agency thereof; mortgage-backed securities (MBS) issued or guaranteed by the U.S. or any agency thereof; certain private-label MBS representing an interest in whole first-mortgage loans on improved residential real estate; and cash on deposit with us that is specifically pledged to us as collateral. We also accept as collateral secured small-business, small-agri-business, and small-farm loans from member community financial institutions. In certain circumstances, we consider accepting other real-estate-related collateral. Such real-estate-related collateral must have a readily ascertainable value, must be discounted to account for liquidation and other risks and must be able to be liquidated in due course. We must also be able to perfect a security interest in our collateral. As other real-estate-related collateral, we accept home-equity loans, home-equity lines of credit, and first-mortgage loans on commercial real estate. We apply a collateral discount to all eligible collateral, based on our analysis of the inherent risk factors. We reserve the right, in our sole discretion, to refuse certain collateral or to adjust collateral discounts applied. Qualified loan collateral must not have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable collateral provided that the borrower is not in arrears by two or more payments. In addition, mortgages and other loans are considered qualified collateral, regardless of delinquency status, to the extent that the mortgages or loans are insured or guaranteed by the U.S. government or any agency thereof. Our collateral policy complies with all applicable regulatory requirements.

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

Insurance company members may borrow from us pursuant to a structure that uses either our ordinary advance agreements or a funding agreement. From our perspective, advances provided pursuant to funding agreements are treated in the same manner as advances under our ordinary advances agreement. As of December 31, 2013, we had three insurance company members with $1.2 billion of advances outstanding pursuant to funding agreements.

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

Our advance products can also help members in their asset-liability management. For example, we offer advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member's interest-rate risk associated with holding long-term, fixed-rate mortgages. As another example, we also offer advances with interest rates that vary based on changes in the yield curve. We may also offer advances that shift from fixed to floating-rates or vice versa after a certain period or upon the occurrence of a certain condition.

Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date or series of dates (see putable and callable advances as described below) or 2) amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal. Repayment terms for such advances are generally offered with terms of up to 20 years. Amortizing advances are also offered with partial principal repayment and a balloon payment at maturity. At December 31, 2013, we held $868.9 million in amortizing advances.

Generally, advances may be prepaid at any time, subject to a prepayment fee that makes us financially indifferent. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the borrower or to the borrower when such an advance is prepaid, based upon market conditions at the time of prepayment. The prepayment fee also reflects the value of any embedded options in the advance. The formulas for the calculation of prepayment fees for our advance products are included in the advance application for each product. The formulas are standard for each product and apply to all borrowers.

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

•
Putable advances are intermediate- and long-term advances under which we hold the option to cancel the advance on certain specified dates after an initial lockout period. Putable advances are offered with fixed rates, with an adjustable rate to the first put date, or with a capped floating rate. Borrowers may also choose a structure that will be terminated automatically if the London Interbank Offered Rate (LIBOR) hits or exceeds a predetermined strike rate on specified dates. At December 31, 2013, we held $2.6 billion in outstanding putable advances.

•
Callable advances are fixed-rate, fixed-term structures that include a provision whereby the borrower may prepay the advance prior to maturity on certain specified call dates without a fee. At December 31, 2013, we held $30.5 million in outstanding callable advances.

•
Expander advances are fixed-rate advances that offer the borrower a one-time opportunity to increase the principal amount by 100 percent at the original interest rate. The borrower selects the one-time expansion date and the term to final maturity. At December 31, 2013, we held $30.0 million in outstanding expander advances.

•
Fixed-rate plus cap advances are intermediate- and long-term advances with an interest rate that adjusts periodically based on an embedded interest-rate cap position. The LIBOR-indexed interest-rate cap will reduce the advance rate below the initial fixed rate if LIBOR exceeds a predetermined strike rate. At December 31, 2013, we held $12.0 million in this type of advance.

•	Floating-rate advances with embedded caps and/or floors, including the following:

◦
Capped — floating-rate advances that contain an embedded interest-rate cap containing a defined strike rate, above which the advance rate will become fixed. At December 31, 2013, we had no advances of this type outstanding.

◦
Collar — floating-rate advances that limit a floating interest rate to a predetermined range. The advance features a combination of an embedded interest-rate cap purchased and an embedded interest-rate floor sold. At December 31, 2013, we held $10.0 million in this type of advance.

◦	Corridor — floating-rate advances that contain a purchased interest-rate cap and a sold interest-rate cap at a higher strike price. At December 31, 2013, we held $10.0 million in this type of advance.

◦
Slider — floating-rate advances with an embedded interest-rate floor containing a defined strike rate, below which the advance rate changes at twice the rate at which its LIBOR index changes (to a minimum rate of zero). At December 31, 2013, we had no advances of this type outstanding.

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

For a discussion of certain trends relative to demand for our advances, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

Targeted Housing and Community Investment Programs. We offer several solutions that are targeted to meet the affordable housing or economic development needs of communities that our members serve. These programs include the AHP, the Equity Builder Program (EBP), Community Development Advances (CDA), and the New England Fund (NEF).

The AHP provides subsidies in the form of direct grants or discounted interest rates on advances (AHP advances) to help fund qualified affordable housing projects that are directly sponsored by members. By regulation, the subsidies are to be targeted to create or preserve affordable rental and homeownership housing serving households with incomes at or below 80 percent of area median income. AHP subsidies are awarded to members based on a competitive scoring process. The scoring criteria are established annually by the board of directors based on FHFA regulation and in consultation with our Advisory Council. The Advisory Council is an advisory body consisting of residents in our district, appointed by our board of directors, and drawn from community and not-for-profit organizations actively involved in providing or promoting low- and moderate-income housing or community lending. The Advisory Council provides advice on ways we can better carry out our housing-finance and community-lending mission. The AHP's scoring criteria are designed to award funds to proposed projects that best serve the affordable housing needs identified by our board of directors with input from the Advisory Council. The AHP funds are financed through assessments on our annual earnings. See — Assessments — AHP Assessment.

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

CDAs are discounted advances offered at interest rates that are lower than our regular advances programs for the purpose of helping our members fund community development efforts, such as small business, roads and schools, and affordable housing for individuals with incomes at or below defined percentages of area median income. The interest rates on CDA are not subsidized and must generally be at or above our cost of funding plus general and administrative expenses.

NEF advances are targeted to support housing and community development initiatives that benefit moderate-income households and neighborhoods. The interest rates on NEF are not subsidized and must generally be at or above our cost of funding plus general and administrative expenses.

Other Banking Activities. We offer standby letters of credit, which are financial instruments issued by us at the request of a member, promising payment to a third party (beneficiary) on behalf of the member. We agree to honor drafts or other payment demands made by the beneficiary in the event the member cannot fulfill its obligations. In guaranteeing the obligations of the member, we assist the member in facilitating its transaction with the beneficiary and receive a fee in return. We evaluate a member for eligibility, collateral requirements, limits on maturity, and other credit standards before entering into any standby letter of credit transactions. Members must fully collateralize the face amount of standby letters of credit to the same extent that they are required to collateralize advances. We may also issue standby letters of credit on behalf of housing associates such as state and local housing agencies. For the years ended December 31, 2013, 2012, and 2011 the fee income earned in connection with the issuance of standby letters of credit totaled $4.2 million, $2.4 million, and $2.9 million, respectively. During those three years, we did not make any payment to any beneficiary to satisfy our obligation for the guarantee.

We have entered into standby bond-purchase agreements with state housing-finance agencies (HFAs) whereby we, for a fee, agree to purchase and hold the agency's unremarketed, variable-rate demand bonds until the designated marketing agent remarkets the bonds or the housing agency repurchases the bonds according to a schedule established by the standby agreement. Any such standby agreement dictates the specific terms that would require us to purchase the bonds. We currently have no outstanding standby bond-purchase agreements in place. For the years ended December 31, 2013, 2012, and 2011 the fee income earned in connection with standby bond-purchase agreements totaled $226,000, $1.2 million, and $3.1 million, respectively.

We also act as a correspondent for deposit, disbursement, funds transfer, and safekeeping services on behalf of and solely at the direction of our members and certain institutions eligible for membership. For each of the years ended December 31, 2013, 2012, and 2011 the fee income earned in connection with these correspondent services totaled $1.8 million.

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

We also endeavor to enhance interest income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued by U.S. government agencies and instrumentalities, supranational institutions, MBS, and ABS that are issued either by GSE mortgage agencies or by other private-sector entities provided that they are rated in at least the second highest rating category from a nationally recognized statistical rating organization (NRSRO) as of the date of purchase. Our ABS holdings are further limited to securities backed by loans secured by real estate. We have also purchased securities issued by HFAs that are rated in at least the second-highest rating category from an NRSRO as of the date of purchase. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money-markets. For a discussion of developments and factors that have impacted and could continue impact the profitability of our investments, particularly our long-term investment portfolio, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Under FHFA regulations, we are prohibited from investing in certain types of securities, including:

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

•
whole mortgages or other whole loans, or other interests in mortgages or loans, other than 1) those acquired under our mortgage-investment program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal-government units or agencies, having ratings in at least the second-highest credit rating category from an NRSRO; 4) MBS or ABS backed by manufactured-housing loans or home-equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLBank Act.

The FHFA's requirements limit our investment in MBS and ABS to 300 percent of our previous month-end capital on the day we purchase the securities. In addition, we are prohibited from purchasing:

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

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or facilitate Fannie Mae's investment in eligible mortgage loans (referred to as MPF loans) from participating financial institutions. MPF loans are either conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) or government mortgage fixed rate loans that are insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans (government mortgage loans). For information on trends on the growth of the program in 2013, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

We have offered our members Original MPF, MPF 125, MPF Plus, MPF Government, and MPF Xtra, each being closed-loan products in which we, or Fannie Mae in the case of MPF Xtra, invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The participating financial institution performs all of the traditional retail loan origination functions under these MPF products. We continue to offer Original MPF, MPF Government, and MPF Xtra. We do not currently offer our members new master commitments under either MPF Plus because no supplemental mortgage guaranty insurance providers have the required NRSRO rating at this time or MPF 125.

The FHLBank of Chicago (the MPF Provider) establishes general eligibility standards under which an FHLBank member may become a participating financial institution, the structure of MPF loan products, and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian.

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

The MPF Provider publishes and maintains the MPF Origination Guide, MPF Servicing Guide, and MPF Underwriting Guide (together, the MPF guides), which detail the requirements participating financial institutions must follow in originating, underwriting, or selling and servicing MPF loans. The MPF Provider also maintains the infrastructure through which FHLBanks that participate in the MPF Program (including the Bank, the MPF Banks) may purchase MPF loans through their participating financial institutions. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® web site. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.

The FHFA's acquired member assets regulation (the AMA regulation) defines the acquisition of acquired member assets as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA regulation's requirements, investments under this program are structured so that the credit risk associated with MPF loans is shared with participating financial institutions.

The MPF program is designed to allocate the risks of MPF loans between the MPF Banks and participating financial institutions and to take advantage of their respective strengths. Participating financial institutions have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing participating financial institutions to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF program gives control of those functions that most impact credit quality to participating financial institutions. The MPF Banks are responsible for managing the interest-rate, prepayment, and liquidity risks associated with the MPF loans in which they invest.

For conventional mortgage loan products (MPF loan products other than government mortgage loans and MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The participating financial institution's credit enhancement covers losses for MPF loans under a master commitment in excess of the MPF Bank's first loss account. Participating financial institutions are paid a credit-enhancement fee for providing credit enhancement and in some instances all or a portion of the credit-enhancement fee may be adjusted based upon the performance of loans purchased by the MPF Bank. See — MPF Products, below, for a summary of the credit-enhancement and risk-sharing arrangements for the MPF program.

We also offer the MPF Xtra product, which provides our participating financial institutions with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Loans sold under MPF Xtra are first sold to the MPF Provider which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on our balance sheet and the related credit and market risks are transferred to Fannie Mae. Unlike some other MPF products, under the MPF Xtra product, participating financial institutions do not provide any credit enhancement and do not receive credit-enhancement fees because the credit risk of such loans is transferred to Fannie Mae. The MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the participating financial institutions, and the MPF Provider pays us a counterparty fee for the costs and expenses of marketing activities for these loans. We indemnify the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the participating financial institution regarding the sold loans. We may, in turn, seek reimbursement from the related participating financial institution in any such circumstance, however, the value of such a reimbursement right could be limited in the event of the related participating financial institution member's insolvency. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk for additional discussion of MPF credit risk.

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

MPF Product Comparison Chart

Product Name	Bank's First Loss Account Size	Participating Financial Institution Credit-Enhancement Description	Credit-Enhancement Fee Paid to the Member	Credit-Enhancement Fee Offset(1)	Servicing Fee to Servicer
Original MPF	3 to 6 basis points added each year	Equivalent to double-A	7 to 11 basis points per year paid monthly	No	25 basis points per year
MPF Government	N/A	N/A Unreimbursed servicing expenses	N/A(2)	N/A	44 basis points per year(2)
MPF 125 (3)	100 basis points fixed based on the size of loan pool at closing	After first-loss account, up to double-A	7 to 10 basis points per year paid monthly; performance- based	Yes	25 basis points per year
MPF Plus (4)	An agreed upon amount no less than expected losses	0 to 20 basis points, after first-loss account and supplemental mortgage insurance, up to double-A	7 basis points per year fixed plus 6 to 7 basis points per year performance- based (delayed for 1 year), all fees paid monthly	Yes	25 basis points per year
MPF Xtra	N/A	N/A	None	N/A	25 basis points per year
_______________________

(1)	Future payouts of performance-based credit-enhancement fees are reduced when losses are allocated to the first loss account.

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

In particular, on July 31, 2010, we entered into a participation facility with the FHLBank of Chicago pursuant to which we may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago. This facility was originally set to expire on July 30, 2011, however, we have since extended the expiry date of this facility each quarter, and it is currently set to expire on March 31, 2015. We may determine with the FHLBank of Chicago to further extend this date. The MPF loans that the FHLBank of Chicago may purchase in which we participate under this facility are limited to those originated pursuant to the MPF Original, MPF Government, and MPF 125 products. We generally consider these purchases of participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits us to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to our investments in mortgage loans throughout this report include the participation interests purchased under this participation facility.

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

•	enforcing the participating financial institution's obligations under its agreements.

The risk-sharing and rights of the Owner Bank and the Participant Bank(s) are as follows:

•	each pays its pro rata share of each MPF loan acquired;

•	each receives its pro rata share of principal and interest payments and is responsible for credit-enhancement fees based upon its participation percentage for each MPF loan; and

•
each is responsible for its pro rata share of first loss account exposure and losses incurred with respect to the master commitment based upon the overall risk-sharing percentage for the master commitment.

The first loss account and credit enhancement apply to all MPF loans in a master commitment regardless of participation arrangements, so an MPF Bank's share of credit losses is based on its respective participation interest in the entire master commitment.

MPF Servicing

The participating financial institution or its servicing affiliate generally retains the right and responsibility for servicing MPF loans it delivers, which includes loan collections and remittances, default management, loss mitigation, foreclosure, and disposition of the real estate acquired through foreclosure or deed in lieu of foreclosure.

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

The MPF Guides permit certain types of forbearance plans for delinquent MPF loans. Notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals must be performed by the participating financial institution in accordance with the MPF Guides. For the MPF Xtra product, the participating financial institution must also comply with Fannie Mae’s delinquency servicing requirements.

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

Loss Allocation

Credit losses from conventional mortgage loans that are not absorbed by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between the MPF Bank and participating financial institution as follows:

•	Credit losses are allocated first to the MPF Bank, up to an agreed-upon amount, called the first loss account determined for the MPF product as follows.

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

•
Credit losses are allocated second to the participating financial institution under its credit-enhancement obligation for losses for each master commitment in excess of the first loss account, if any, up to the credit enhancement. The credit enhancement may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of the participating financial institution to provide supplemental mortgage guaranty insurance, or a combination of both.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the 12 FHLBanks. COs are not obligations of the U.S. government and the U.S. government does not guarantee them. Moody's Investors Service Inc. and Moody’s Corporation (together, Moody's) currently rates COs Aaa/P-1, and S&P currently rates them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

CO Bonds. CO bonds may have maturities of up to 30 years (although there is no statutory or regulatory limit on maturities) and are generally issued to raise intermediate and long-term funds. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which we can redeem bonds prior to maturity.

CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including LIBOR, the effective federal funds rate, Constant Maturity Treasury, and others. The effective federal funds rate is based upon transactional data relating to the federal funds market as reported by brokers to the Federal Reserve Bank of New York.

In the aggregate, the FHLBanks may comprise a significant percentage of the federal funds sold market from time to time; however, each FHLBank, including us, manages its investment portfolio separately.

CO bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. We frequently participate in these issuances. Each FHLBank requests funding through the Office of Finance, and the Office of Finance endeavors to issue the requested bonds and allocate proceeds in accordance with each FHLBank's requested funding. In some cases, proceeds from partially fulfilled offerings must be allocated among the requesting FHLBanks in accordance with predefined rules that apply to particular issuance programs. Conversely, under certain programs, proceeds from bond offerings that exceed aggregate FHLBank demand will be allocated to the FHLBanks in accordance with predefined rules that apply to particular issuance programs. The Office of Finance also prorates the amounts of fees paid to dealers in connection with the sale of COs to each FHLBank based upon the percentage of debt issued that is assumed by each FHLBank.

CO Discount Notes. CO discount notes are short-term obligations issued at a discount to par with no coupon. Terms range from overnight up to one year. We generally participate in CO discount note issuance on a daily basis as a means of funding short-term assets and managing our short-term funding gaps. Each FHLBank submits commitments to issue CO discount notes in specific amounts with specific terms to the Office of Finance, which in turn, aggregates these commitments into offerings to securities dealers. Such commitments may specify yield limits that we have specified in our commitment, above which we will not accept funding. CO discount notes are sold either at auction on a scheduled basis or through a direct bidding process on an as-needed basis through a group of dealers known as the selling group, who may turn to other dealers to assist in the ultimate distribution of the securities to investors. The selling group dealers receive no selling concession if the bonds are sold at auction. Otherwise, we pay the dealer a selling concession.

FHFA regulations require that each FHLBank maintain the following types of assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank's participation in the total COs outstanding:

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

The following table illustrates our compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations by Carrying Value
(dollars in thousands)
	December 31,
	2013	2012

Cash and due from banks	$641,033	$240,945
Advances	27,516,678	20,789,704
Investments (1)	12,981,340	15,554,057
Mortgage loans, net	3,368,476	3,478,896
Accrued interest receivable	83,458	100,404
Less: pledged assets	(482,807)	(757,422)
Total non-pledged assets	$44,108,178	$39,406,584
Total consolidated obligations	$39,526,687	$34,758,896
Ratio of non-pledged assets to consolidated obligations	1.12	1.13
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

Although each FHLBank is primarily liable for the portion of COs corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all COs. Under FHFA regulations, if the principal or interest on any CO issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank primarily responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of such FHLBank. The FHFA, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

To the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the FHFA determines that an FHLBank is unable to satisfy its obligations, then the FHFA may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding, or on any other basis the FHFA may determine.

Neither the FHFA nor any predecessor to it has ever required us to repay obligations in excess of our participation nor have they allocated to us any outstanding liability of any other FHLBank's COs.
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

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement. Any stock held by a member in excess of its TSIR is referred to as excess stock. At December 31, 2013, members and nonmembers with capital stock outstanding held excess capital stock totaling $1.7 billion, representing approximately 48.8 percent of total capital stock outstanding.

Membership Stock-Investment Requirement (MSIR). In addition to the Activity-Based Stock-Investment Requirement (ABSIR), members must satisfy the MSIR. The MSIR is equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $25.0 million.

Activity-Based Stock-Investment Requirement. Certain activity with us has an associated ABSIR. The ABSIR for advances varies by term as follows:

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

For standby letters of credit, the ABSIR is 0.5 percent of the credit equivalent amount of the standby letter of credit as defined in FHFA regulations (currently 50 percent of the face amount of the standby letter of credit).

Redemption of Excess Stock. Members may submit a written request for redemption of excess stock. The stock subject to the request will be redeemed at par value by us upon expiration of the stock-redemption period, which is five years for Class B stock. Note also that the stock-redemption period also applies to stock held by a member that (1) gives notice of intent to withdraw from membership or (2) becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At the end of the stock-redemption period, we must comply with the redemption request unless doing so would cause us to fail to comply with our minimum regulatory capital requirements, would cause the member to fail to comply with its TSIR, or would violate any other applicable limitation or prohibition.

Repurchase of Excess Stock. Our capital plan provides us with the authority and discretion to repurchase excess stock from any member at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. In December 2008, to preserve capital based on certain challenges we faced at the time principally related to our investments in private-level MBS, we established a moratorium on the repurchase of excess stock based on member requests, other than in limited, former member-related instances of insolvency. That moratorium continues. Since the institution of that moratorium, we have conducted or expect to conduct the following repurchases of excess stock:

Date	Amount
May 1, 2014	$500.0 million(1)
March 11, 2013	$300.0 million
March 9, 2012	$250.0 million
_______________________

(1)
Our board of directors announced this expected partial repurchase of excess stock on February 20, 2014. In announcing this expected repurchase, our board also announced that it may approve a second partial repurchase of excess stock later in 2014, although it would likely not do so in the the event of a quarterly loss or the occurrence of a significant adverse event or trend.

Mandatory Purchases of Capital Stock. Our board of directors has a right and an obligation to call for additional capital-stock purchases by our members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone credit rating of no lower than double-A from an NRSRO. Since the adoption of our capital plan on April 19, 2004, our board of directors has not called for any additional capital-stock purchases by members for this reason.
Mandatorily Redeemable Capital Stock. We reclassify stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a cancellation fee equal to 2 percent of the par amount of the shares of stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled. At December 31, 2013, we had $977.3 million in capital stock subject to mandatory redemption. We are not required to redeem activity-based stock until the later of the stock-redemption period or such time as the related activity no longer requires an associated stock purchase.

Retained Earnings. Our current minimum retained earnings target is $700.0 million, which was selected for the reasons discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Retained Earnings and the Minimum Retained Earnings Target.

As of December 31, 2013, our retained earnings totaled $788.8 million. Of that amount, $106.8 million are amounts in a restricted retained earnings account, which amounts are not available to pay dividends, as discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. We are required to allocate 20 percent of net income to a separate restricted retained earnings account in accordance with our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks. This requirement took effect upon the satisfaction of the FHLBanks' obligations to REFCorp, as described under — Assessments — REFCorp Assessment. Although these restricted retained earnings are not available to pay dividends, they may be applied to satisfy our internal minimum retained earnings target, which is determined independently of the restricted retained earnings requirement defined under the Joint Capital Agreement.
Dividends. We may pay dividends from current net earnings or unrestricted retained earnings, subject to certain limitations and conditions. For additional information refer to Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Interest-Rate-Exchange Agreements

FHFA regulations establish guidelines for interest-rate-exchange agreements (derivatives). We are authorized to use interest-rate swaps, swaptions, interest-rate-cap and floor agreements, calls, puts, futures, and forward contracts as part of our interest-rate-risk management and funding strategies. FHFA regulations require the documentation of non-speculative use of these instruments and the establishment of limits to credit risk arising from these instruments.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) mandates the issuance of regulations applicable to derivatives, including the over-the-counter derivatives market, which we use to enter into derivatives. Accordingly, regulations issued under the Dodd-Frank Act have had and will have important impacts on our derivatives practices. For example, in June 2013 we became subject to mandatory clearing of certain of our derivatives through derivatives clearing organizations (DCOs) that are registered with the U.S. Commodity Futures Trading Commission (the CFTC), and in February 2014, certain of our derivatives did become subject to mandatory execution on swap execution facilities (SEFs) or designated contract markets (DCMs). Complying with these new clearing and trade execution requirements has entailed and is likely to continue to entail incremental costs and operational changes for our derivatives activities.

Competition

Advances. Demand for our advances is affected by, among other things, the cost of other available sources of liquidity for our members, including deposits, as well as our capital investment and collateral requirements. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment-banking concerns, commercial banks, the Federal Reserve System (the Federal Reserve), governmental programs developed in response to economic conditions and, in certain circumstances, other FHLBanks, such as when a bank holding company that is parent to one of our members also has subsidiaries with memberships at other FHLBanks. Smaller members may have access to alternative funding sources, including sales of securities under agreements to repurchase and brokered certificates of deposit, while larger members may also have access to federal funds, negotiable certificates of deposit, bankers' acceptances, and medium-term notes, and may also have independent access to the national and global credit markets.

During 2013 and continuing into 2014, our members continued to experience high levels of deposits, which limited demand for our advances in 2013, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances. Deposits serve as liquidity alternatives to advances, and are the primary funding source for most commercial banks, thrifts, and credit unions. The availability of alternative funding sources, particularly funding sources not requiring collateral, to members can significantly influence the demand for advances and can vary as a result of other factors including, among others, market conditions, members' creditworthiness, and availability of collateral.

Mortgage Loans Held for Portfolio. Our MPF program activities are subject to significant competition in purchasing conventional, conforming fixed-rate mortgage and government-insured and -guaranteed loans. We face competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. Our originating, underwriting and servicing requirements, including related credit-enhancement requirements, can impact the competitiveness of the MPF program. For example, mortgage insurance, when required, must be from a mortgage insurance company currently rated no lower than triple-B. Going forward, such NRSRO rating may be replaced with a combination of equivalent internal rating and financial ratio metrics. Other investors in such loans may not have such a constraint. The most direct competition for mortgages comes from other housing GSEs that also purchase conventional, conforming fixed-rate mortgage loans, specifically Fannie Mae and Freddie Mac, as well as Ginnie Mae for loans guaranteed by the FHA or the VA.

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

In addition, the sale of callable debt and the simultaneous execution of callable interest-rate-exchange agreements that mirror the debt have been important sources of competitive funding for us. As such, the availability of markets for callable debt and interest-rate-exchange agreements could be an important determinant of our relative cost of funds. While there has been demand for debt issued by high-credit-quality issuers in the markets for callable debt, there can be no assurance that the current breadth and depth of these markets will be sustained.

Assessments

AHP Assessment. Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. The exclusion of interest expense related to mandatorily redeemable capital stock is based on a Finance Board advisory bulletin. For the year ended December 31, 2013, our AHP assessment was $24.2 million.

If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The shortfall would be allocated among the FHLBanks based upon the ratio of each FHLBank's income before AHP to the sum of the income before AHP of the 12 FHLBanks combined, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year. Accordingly, the actual amount of each future AHP assessment is dependent upon both our net income before interest expense associated with mandatorily redeemable capital stock and the income of the other FHLBanks; thus future AHP assessments are not determinable.

For the year ended December 31, 2009, we experienced a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed per FHFA regulations, we elected to allot $5.0 million of future periods' required AHP contributions toward 2010 AHP awards (referred to as the accelerated AHP). The accelerated AHP allowed us to commit and disburse AHP funds to meet our mission when we would have otherwise been unable to do so. We satisfied the accelerated AHP contribution against required AHP contributions in equal amounts per year over a three-year period, which concluded in 2013.

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

On August 5, 2011, the FHFA certified that the FHLBanks had fully satisfied their REFCorp obligation with their payment based on their results as of June 30, 2011.

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

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Although we only invested in senior tranches with the highest long-term debt rating when purchasing private-label MBS, many of these securities have sustained and will sustain credit losses under current modeling assumptions, and have been downgraded by various NRSROs. See Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments for a description of our portfolio of investments in these securities.

As described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management.

We employ relatively stressful assumptions for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $2.6 million for private-label MBS that we determined were other-than-temporarily impaired for the year ended December 31, 2013. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, we may use even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities in future other-than-temporary impairment assessments.

We have also invested in securities issued by HFAs with an amortized cost of $183.6 million as of December 31, 2013. These securities' cash flows are based on the performance of the underlying loans, although some of these securities carry additional credit enhancements such as bond insurance. Although our policies require that State or local housing-finance agency obligations (HFA securities) must carry a credit rating of double-A (or equivalent) or higher as of the date of purchase, some have since been downgraded and, where applicable, some of the related bond insurers have been downgraded. Further, the fair values of some of our HFA securities have also fallen but the decline in market value is attributable to changes in interest rates and credit spreads and to general illiquidity of these investments, and not to a deterioration in the fundamental credit quality of these obligations. Gross unrealized losses on these securities totaled $19.6 million at December 31, 2013. Although we have determined that none of these securities is other-than-temporarily impaired at December 31, 2013, should the underlying loans underperform our projections, we could realize credit losses from these securities.

Declines in U.S. home prices or in activity in the U.S. housing market or rising delinquency or default rates on mortgage loans could result in credit losses and adversely impact our business operations and/or financial condition.

A deterioration of the U.S. housing market and national decline in home prices could adversely impact the financial condition of a number of our borrowers, particularly those whose businesses are concentrated in the mortgage industry. One or more of our borrowers may default on their obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. In addition, the value of residential mortgage loans pledged to us as collateral may further decrease. If a borrower defaults, and we are unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses. A default by a borrower lacking sufficient collateral to cover its obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition. Our top five advances borrowing members by par value of outstanding advances are set forth in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition— Advances in the table captioned “Top Five Advance-Borrowing Institutions.”

Also, a deterioration of the U.S. housing market and national decline in home prices could result in further increases in delinquency rates and loss severities on the mortgage loans underlying our investments in MBS, the risks of which are discussed under — We are subject to credit-risk exposures related to the mortgage loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

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

We, by nature of our charter and our business operations, are exposed to credit risk resultant from limited geographic diversity. Our advances business is generally limited to operations within our district. While we employ conservative credit rating and collateral practices to limit exposure, a decline in our district's economic conditions could create a credit exposure to our members' advances obligations in excess of collateral held.

We have concentrations of mortgage loans in some geographic areas based on our investments in MPF loans and private-label MBS and on our receipt of collateral pledged for advances. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information on these concentrations. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions, or a natural disaster, we could experience increased losses on our investments in the MPF loans or the related MBS or be exposed to a greater risk that the pledged collateral securing related advances would be inadequate in the event of default on such an advance.

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

We have entered into a participation facility with the FHLBank of Chicago pursuant to which we may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago from its members. Investments in out-of-district MPF loans pursuant to this facility or otherwise, including through other participation facilities that we may enter into for the purchase of participation interests in MPF loans, could expose us to credit and servicing risks attendant with participating financial institutions with whom we do not engage in the course of our normal member lending operations. For additional information on this participation facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations.

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

For example, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances, the outstanding par value of advances declined to $19.4 billion at March 31, 2013 and subsequently recovered to $27.2 billion at December 31, 2013, from $55.8 billion at December 31, 2008. Advances at December 31, 2008 were at a historical high due to the extraordinary financial circumstances arising in connection with the liquidity crisis at that time. During 2013 and continuing into 2014, our members continued to experience high levels of deposits, which we believe was the principal factor in the continuing muted demand for advances, although we did experience some growth in advances from 2012 levels. We cannot predict whether this trend will continue and note that our members continue to experience high levels of deposits. Deposits serve as liquidity alternatives to advances. The overall decline in our advances balances since 2008 has negatively impacted and is likely to continue to negatively impact future earnings.

The loss of significant members could result in lower demand for our products and services.

At December 31, 2013, our five largest stock-holding members held 47.4 percent of our stock and our largest stock-holding member had affiliates with memberships in other FHLBanks, allowing their affiliates the flexibility of borrowing from other FHLBanks. The loss of significant members or a significant reduction in the level of business they conduct with us is likely to lower overall demand for our products and services in the future and adversely impact our performance.

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

For example, Bank of America Rhode Island, N.A. (BANA RI) merged into its parent Bank of America, N.A. (BANA) in April 2013. BANA is ineligible for Bank membership, so the merger resulted in the capital stock of our then largest member by capital stock being reclassified to mandatorily redeemable capital stock, a reduction of $857.8 million or 24.5 percent, of our total Class B capital stock outstanding at the time. For a discussion of our expectations of the impact of the loss of this member upon completion of the merger, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.

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

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and regulations promulgated, adopted, and applied by the FHFA, an independent agency in the executive branch of the federal government that regulates the FHLBanks. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (1) the rights and obligations of the FHLBanks and (2) the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the FHFA or other financial services regulators could adversely impact our ability to conduct business or the cost of doing business.

For example, the Dodd-Frank Act and regulations issued and to be issued under it have impacted and are likely to continue to impact our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our mission. The Dodd-Frank Act, among other things, regulates the over-the-counter derivatives market, mandates central clearing of certain derivatives, and establishes new requirements for MBS, including a risk-retention requirement. Regulations implementing these and other parts of the Dodd-Frank Act are impacting most financial institutions, including us. Moreover, certain regulations affecting our members could impact the extent to which they can engage in business with the Bank. For additional discussion of the Dodd-Frank Act and certain other recent and potential legislative and regulatory developments that could impact us, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

Moreover, Congress, the Obama administration, and various federal agencies have advanced plans to reform the federal support of U.S. housing finance, specifically targeting Fannie Mae and Freddie Mac. These plans are likely to directly and indirectly impact other GSEs that support the U.S. housing market, including the FHLBanks. Any such reforms that are implemented could adversely impact the profitability of the FHLBanks or limit future growth opportunities. For additional information, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — Housing Finance and Housing GSE Reform.

Additionally, legal and regulatory developments not directly applicable to us may nonetheless have an important impact on us. For example, the Consumer Financial Protection Bureau (the CFPB) has issued a final rule on qualified mortgage loans that is likely to impact the mix of mortgages originated by many of our members, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — CFPB Final Rule on Qualified Mortgages. Many of our members pledge mortgage loans to us as collateral for advances, so we expect to receive a mix of qualified mortgage loans and non-qualified mortgage loans, including seasoned loans (originated prior to January 10, 2014, and grandfathered under CFPB rule), pledged as collateral. The value and marketability of mortgage loans that are non-qualified mortgage loans and seasoned loans, including those pledged as collateral to secure advances, may be adversely impacted. Furthermore, we note that this rule adds to the litany of cumulative regulatory impacts enacted in the last few years, which could dampen the volume of mortgage loan originations. This, in turn, could reduce demand for our advances.

We cannot predict what additional regulations will be issued or what additional legislation will be enacted, and we cannot predict the effect of any such additional regulations or legislation on our business operations and/or financial condition. We also note that in 2013 the FHFA communicated its interest in maintaining the FHLBanks' focus on mission-related activities, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition — Investments. Additional changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, limitations on advances made to our members, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, all and any of which could adversely impact our financial condition and results of operations.

The board of directors' dividend practices could decrease demand for our products that require capital stock purchases and/or result in withdrawals from membership.

The board of directors has discretion over the declaration of any dividends, subject to applicable law and our capital plan. Historically, the board has varied dividend declarations based on our financial condition, outlook and economic environment. For example, from November 2008 until February 22, 2011, the board did not declare any dividends based on our focus on accumulating retained earnings toward our retained earnings target at the time. However, as our financial condition and outlook improved, the board recommenced declaring dividends on February 22, 2011, and dividends have been declared each quarter since that time. Moreover, our level of retained earnings currently exceeds our minimum retained earnings target, which was set at $700 million as of October 25, 2013. Nonetheless, if our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to reduce or eliminate dividends.

Should the board of directors determine to suspend or lower dividend declarations, we could experience decreased member demand for our products requiring capital stock purchases and/or withdrawals from membership that could adversely impact our business operations and financial condition.

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

Since December 8, 2008, we have generally maintained a moratorium on excess stock repurchases. On each of March 11, 2013 and March 9, 2012, we completed a partial repurchase of excess stock and expect to complete an additional partial repurchase of excess stock on May 1, 2014. We otherwise continue a moratorium on the repurchase of excess stock, other than in limited, former member-related instances of insolvency. The limited excess stock repurchases could be an incentive for members to withdraw from membership or limit certain of their business with us to avoid associated stock purchase requirements and a disincentive to prospective members from becoming members, either of which could adversely impact our business operations and financial condition.

An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, require us to deliver collateral to certain derivatives counterparties, and/or adversely impact demand for certain of our products.

Certain of the NRSROs have indicated that the credit ratings of the FHLBanks are constrained by the credit ratings of the U.S. federal government. Accordingly, a downgrade of the U.S. federal government's credit rating by such an NRSRO is likely to be followed by a similar downgrade of the FHLBanks. Further downgrades of the U.S. federal government (and, in turn, the FHLBanks) are possible, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or market access. Additionally, further downgrades could trigger obligations to deliver collateral (in some cases, in addition to amounts already delivered, depending on the downgrade) to certain derivatives counterparties to which we are a net obligor, as discussed under Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities and Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk. Further, member and housing associate demand for certain of our products, such as letters of credit and standby bond purchase agreements, is influenced by our credit ratings and downgrade of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing, or could limit membership growth.

Negative information impacting us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. One possible source of negative information that could impact us either directly or indirectly could be from reports to Congress from the FHFA or its Office of Inspector General. Further, in 2014, an FHFA rule will require us to perform stress tests under various scenarios and make the results of a severely adverse economic conditions test publicly available. The results of the stress test, or the public’s reaction to the results, could adversely impact the Bank. For additional information on the test, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Significant FHFA Developments — Final Rule on Stress-Testing.

The housing GSEs Fannie Mae, Freddie Mac, and the FHLBanks issue highly rated agency debt to fund their operations. From time to time negative announcements by any of the housing GSEs concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk.

Any such negative information or other factors could result in the FHLBanks having to pay a higher rate of interest on COs to make them attractive to investors. If we maintain our existing pricing on our advances products and other services notwithstanding increases in CO interest rates the spreads we earn would fall and our results of operations would be adversely impacted. If, in response to this decrease in spreads, we change the pricing of our advances, the advances may be less attractive to members, and the amount of new advances and our outstanding advance balances may decrease. In either case, the increased cost of issuing COs could adversely impact our financial condition and results of operations. Moreover, such negative information could deter prospective members from becoming members which could adversely impact our financial condition and results of operations.

We could fail to meet our minimum regulatory capital requirements and/or maintain a capital classification of "adequately capitalized," which could result in prohibitions on dividends, excess stock repurchases, capital stock redemptions, and additional regulatory prohibitions.

We are required to satisfy certain minimum regulatory capital requirements, including risk-based capital requirements and certain regulatory capital and leverage ratios, which are described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital, and are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). Any failure to satisfy these requirements will result in our becoming subject to certain capital restoration requirements and being prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA.

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2013. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

We could be subject to enforcement action by the FHFA that could result in prohibitions on dividends, excess stock repurchases, and capital stock redemptions and/or adversely impact our results of operations.

The FHFA is the FHLBank System's safety and soundness regulator and has broad powers to cause us to take or refrain from taking certain actions including, but not limited to, paying dividends, repurchasing excess stock, redeeming capital stock, increasing or decreasing our total assets, and curtailing our investing activities.

Our efforts to maintain adequate capital levels could impede our ability to generate asset growth including, but not limited to, meeting member advance requests.

We are mandated to maintain minimum regulatory capital thresholds including, but not limited to, a minimum regulatory capital ratio of 4.0 percent, which is a percentage equal to permanent capital divided by total assets. Moreover, we have a policy that requires us to maintain a minimum regulatory capital amount equal to 4.0 percent of total assets plus our minimum retained earnings target. As a condition for borrowing advances from us, members are required to invest in capital stock, permitting members to leverage their stock investment to borrow at multiples of that stock investment. In certain scenarios, members seeking to leverage their excess stock availability may be unable to borrow at the fullest capacity if overall asset growth causes our total regulatory capital ratio to fall below 4.0 percent, even after discretionary assets, including, but not limited to, short-term investments, are disposed.

We could become liable for all or a portion of the COs of the FHLBanks, which could adversely impact our financial condition and results of operations.

Each of the FHLBanks relies upon the issuance of COs as a primary source of funds. COs are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, we are jointly and severally liable with the other FHLBanks for the COs issued by the FHLBanks through the Office of Finance, regardless of whether we receive all or any portion of the proceeds from any particular issuance of COs. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation (although this has never happened). Accordingly, we could incur significant liability beyond our primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could adversely impact our financial condition and results of operations.

Additionally, due to our relationship with other FHLBanks, we could be impacted by events other than the default on a CO. Events that impact other FHLBanks such as member failures, capital deficiencies, and other-than-temporary impairment charges may cause the FHFA, at its discretion, to require an FHLBank to either provide capital to or purchase assets from another FHLBank. Our financial condition and results of operations could be adversely impacted if we were required to either provide capital or purchase assets.

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

MARKET AND LIQUIDITY RISKS

Prolonged, low interest rates could continue to adversely impact our financial condition and results of operations.

Like many financial institutions, we realize a significant portion of our income from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. However, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Low Interest-Rate Environment, the Federal Reserve has taken and is expected to continue several measures intended to maintain low short-term and longer-term interest rates. These measures as well as other systemic events could continue to result in a prolonged low interest-rate environment. A continued, prolonged low interest-rate environment could continue to adversely impact us in various ways, including through lower market yields on investments and faster prepayments on our investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized.

Changes in interest rates could adversely impact our financial condition and results of operations.

Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low interest-rate environments, thus requiring us to reinvest the proceeds at lower, and possibly negative, spreads, or will remain outstanding at below-market yields when interest rates increase. Moreover, accelerated prepayments in a low interest-rate environment could result in elevated levels of premium expense recognition due to the fact that the majority of our mortgage assets were purchased at premium prices. In any case, changes in interest rates could adversely impact our financial condition and results of operations.

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

We rely on third parties to provide certain important services. For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 7.5 percent of our total assets as of December 31, 2013, and 21.9 percent of interest income for the year ended December 31, 2013. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment business could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

For example, we use models to assist in our determination of the fair values of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying changes in assumptions are based on our best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions could have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to periodic validation by our staff and by independent parties, rapid changes in market conditions in the interim could impact our financial position. The use of different models and assumptions, as well as changes in market conditions, could significantly impact our financial condition and results of operations.

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

One factor that could impact our ability to manage our hedging positions properly or enter into hedging instruments upon acceptable terms is the Dodd-Frank Act, which requires the issuance of various regulations impacting derivatives that have, among other things, required us to clear some of our derivatives through derivatives clearing organizations that are registered with the CFTC. Such a mandate is intended to reduce counterparty credit risk among derivative market participants by requiring such entities to directly face derivatives clearing organizations, rather than swap dealers, on swap contracts subject to the clearing mandate. However, such cleared derivatives are intermediated by futures commission merchants (a clearing member) responsible for making and receiving payments to and from swap market participants on behalf of the derivatives clearing organization. Accordingly, operational failures or the insolvency of one or more clearing members or derivatives clearing organizations could result in losses to us. Further, we might need, either as an economic or regulatory matter, to structure our derivatives such that they are clearable through a derivatives clearing organization. However, as so structured, such derivatives could then be less effective hedges.

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

Private-label MBS Complaint

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

On September 30, 2013, the court issued orders granting and denying motions to dismiss filed by the defendants. More specifically, the court:

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

•	dismissed the claims against DB Structured Products, Inc. that were solely premised on a claim of its successor liability.

On January 28, 2014, each of Moody’s Investors Service, Inc. and Moody’s Corporation (together, Moody’s) and McGraw Hill Financial, Inc. and Standard & Poor’s Financial Services LLC (together, S&P) filed renewed motions for reconsideration of their previously denied motions to dismiss the claims against these defendants based on lack of jurisdiction or, alternatively, for leave to make an immediate appeal. We simultaneously filed a separate motion to sever and transfer the claims against Moody’s and S&P to the U.S. District Court for the Southern District of New York. These motions are pending.

On February 7, 2014, we filed a motion for approval of statistical sampling methodology to facilitate the analysis of each private-label MBS in litigation. This motion is pending.

The current list of defendants in these actions includes the following and/or their affiliates and subsidiaries and/or defendants under their control or controlled by affiliates or subsidiaries thereof: Barclays Capital Inc.; The Bear Stearns Companies LLC; Capital One Financial Corporation; Citigroup, Inc.; Credit Suisse (USA), Inc.; DB Structured Products, Inc.; DB U.S. Financial Market Holding Corporation; EMC Mortgage Corporation; Impac Mortgage Holdings, Inc.; JPMorgan Chase & Co.; Moody's; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; S&P, UBS Americas Inc.; and WaMu Capital, Corp.

RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, is a member of the Bank and held approximately 12.3 percent of our capital stock (including mandatorily redeemable capital stock) as of December 31, 2013.

Class Action Complaint

On January 13, 2014, we filed a class action complaint (the class action complaint) in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County, against EMC Mortgage Corporation and Bear, Stearns & Co., now known as J.P. Morgan Securities, LLC, based on our investment in certain private-label MBS trusts. The class action complaint asserts claims of conversion, unjust enrichment, and violation of Massachusetts statutory law based on the withholding of value that rightfully belonged to the private-label MBS trusts. We are seeking various forms of relief including restitution, recovery of damages, and reasonable attorneys' fees and costs of suit.

Other Legal Proceedings

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2014, 444 members and six nonmembers held a total of 35.2 million shares of our Class B stock. Our capital plan provides us with the authority to issue Class A capital stock, $100 par value per share (Class A stock). However, we have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2013, 2012, and 2011 as set forth in the below table. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.
Quarterly Dividends Declared (dollars in thousands)

	2013			2012			2011
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$3,439,178	$3,199	0.37%	$3,597,733	$4,443	0.49%	$3,663,477	$2,770	0.30%
June 30	3,403,198	3,357	0.40	3,569,114	4,615	0.52	3,663,271	2,800	0.31
September 30	2,381,304	2,256	0.38	3,413,061	4,413	0.52	3,579,219	2,409	0.27
December 31	2,423,200	2,260	0.37	3,426,296	4,134	0.48	3,579,242	2,706	0.30
_________________________

(1)	Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)	The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 20, 2014, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.49 percent, the approximate daily average three-month LIBOR for the fourth quarter of 2013 plus 125 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2013 totaled $12.9 million and was paid on March 4, 2014. In declaring the dividend, the board stated that it anticipates that it will declare cash dividends through 2014 generally consistent with this dividend, although a quarterly loss or a significant adverse event or trend would cause a dividend to be suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2013, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2014.

Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and FHFA regulations, we may not declare a dividend if we are not in compliance with our minimum capital requirements or if we would fall below our minimum capital requirements or would not be adequately capitalized as a result of a dividend except, in this latter case, with the Director of the FHFA's permission. Further, we may not pay dividends to our members if the principal and interest due on any CO issued through the Office of Finance on which we are the primary obligor has not been paid in full, or under certain circumstances, if we become a noncomplying FHLBank as that term is defined in FHFA regulations as a result of any inability to either comply with regulatory liquidity requirements or satisfy our current obligations.

Our retained earnings policy provides that when our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our earnings for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2013 compared with $788.8 million in retained earnings at December 31, 2013.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2013, we had excess stock outstanding totaling $1.7 billion or 3.8 percent of our total assets.

Should we determine to issue Class A stock, dividends declared on Class A Stock may differ from dividends declared on Class B stock but may not exceed dividends declared on Class B Stock.

We have adopted a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus our minimum retained earnings target, an amount equal to $2.5 billion at December 31, 2013. Our permanent capital level was $4.3 billion at December 31, 2013, so we were in excess of this requirement by $1.8 billion on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account. The Joint Capital Agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. This requirement lowers the amount of dividends we can declare until the amount required to be maintained in the restricted account is satisfied. As of December 31, 2013, $106.8 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $352.1 million at that date. For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each of the five years ended December 31, 2013, 2012, 2011, 2010, and 2009, have been derived from our audited financial statements. Financial information is included elsewhere in this report in regard to our financial condition as of December 31, 2013 and 2012, and our results of operations for the years ended December 31, 2013, 2012, and 2011. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)
	December 31,
	2013	2012	2011	2010	2009
Statement of Condition
Total assets	$44,638,076	$40,209,017	$49,968,337	$58,647,301	$62,487,000
Investments(1)	12,981,340	15,554,057	21,379,548	27,134,475	20,947,464
Advances	27,516,678	20,789,704	25,194,898	28,034,949	37,591,461
Mortgage loans held for portfolio, net(2)	3,368,476	3,478,896	3,109,223	3,245,954	3,505,975
Deposits and other borrowings	517,565	594,968	654,246	745,521	772,457
Consolidated obligations:
Bonds	23,465,906	26,119,848	29,879,460	35,102,750	35,409,147
Discount notes	16,060,781	8,639,048	14,651,793	18,524,841	22,277,685
Total consolidated obligations	39,526,687	34,758,896	44,531,253	53,627,591	57,686,832
Mandatorily redeemable capital stock	977,348	215,863	227,429	90,077	90,896
Class B capital stock outstanding-putable(3)	2,530,471	3,455,165	3,625,348	3,664,425	3,643,101
Unrestricted retained earnings	681,978	523,203	375,158	249,191	142,606
Restricted retained earnings	106,812	64,351	22,939	—	—
Total retained earnings	788,790	587,554	398,097	249,191	142,606
Accumulated other comprehensive loss	(481,516)	(476,620)	(534,411)	(638,111)	(1,021,649)
Total capital	2,837,745	3,566,099	3,489,034	3,275,505	2,764,058
Results of Operations
Net interest income	$255,855	$312,448	$305,976	$297,583	$311,714
(Reduction of) provision for credit losses	(1,954)	(3,127)	(831)	6,701	1,750
Net impairment losses on held-to-maturity securities recognized in earnings	(2,566)	(7,173)	(77,067)	(84,762)	(444,068)
Litigation settlements	53,305	2,317	—	—	—
Other (loss) income	(7,295)	(17,252)	23,841	(1,482)	7,421
Other expense	64,717	63,283	65,099	59,564	60,068
AHP and REFCorp assessments (4)	24,229	23,122	28,890	38,489	—
Net income (loss)	$212,307	$207,062	$159,592	$106,585	$(186,751)
Other Information
Dividends declared	$11,071	$17,605	$10,686	$—	$—
Dividend payout ratio(5)	5.21%	8.50%	6.70%	N/A	N/A
Weighted-average dividend rate(6)	0.38	0.50	0.30	N/A	N/A
Return on average equity(7)	7.40	6.03	4.73	3.52%	(6.49)%
Return on average assets	0.54	0.45	0.30	0.17	(0.27)
Net interest margin(8)	0.65	0.68	0.58	0.47	0.44
Average equity to average assets	7.26	7.39	6.41	4.81	4.09
Total regulatory capital ratio(9)	9.63	10.59	8.51	6.83	6.20
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $2.2 million, $4.4 million, $7.8 million, $8.7 million, and $2.1 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)	The FHLBanks satisfied their obligation to REFCorp in the second quarter of 2011, as discussed under Item 1 — Business — Assessments — REFCorp Assessment.

(5)	The dividend payout ratio for 2010 and 2009 is not meaningful.

(6)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

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

Forward-looking statements in this report may include, among others, our expectations for:

•	income, retained earnings, and dividend payouts;

•	repurchases of excess stock;

•	credit losses on advances and investments in mortgage loans and ABS, particularly private-label MBS;

•	balance-sheet changes and components thereof, such as changes in advances balances and the size of our portfolio of investments in mortgage loans;

•	our minimum retained earnings target; and

•	the interest-rate environment in which we do business.

Actual results may differ from forward-looking statements for many reasons, including, but not limited to:

•
changes in interest rates, the rate of inflation (or deflation), housing prices, employment rates, and the general economy, including changes resulting from changes in U.S. fiscal policy or ratings of the U.S. federal government;

•	changes in demand for our advances and other products resulting from changes in members' deposit flows and credit demands or otherwise;

•	the willingness of our members to do business with us despite continuing limited repurchases of excess stock and modest dividend payments;

•	changes in the financial health of our members;

•	insolvencies of our members;

•	changes in borrower defaults on mortgage loans;

•
deterioration in the credit performance of our private-label MBS portfolio beyond forecasted assumptions concerning loan default rates, loss severities, and prepayment speeds resulting in the realization of additional other-than-temporary impairment charges;

•	changes in the credit performance of our investments in mortgage loans and changes in loss severities from those investments;

•	changes in advance prepayments as a result of changes in interest rates or other factors;

•	the volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for obligations of our members and counterparties;

•
issues and events across the FHLBank System and in the political arena that may lead to legislative, regulatory, judicial, or other developments impacting the marketability of COs, our financial obligations with respect to COs, our ability to access the capital markets, our members, the manner in which we operate, or the organization and structure of the FHLBank System;

•
competitive forces including, without limitation, other sources of funding available to our members, other entities borrowing funds in the capital markets, and our ability to attract and retain skilled employees;

•	the pace of technological change and our ability to develop and support technology and information systems sufficient to manage the risks of our business effectively;

•	the loss of members due to, among other ways, member withdrawals, mergers and acquisitions;

•	changes in investor demand for COs;

•	changes in the terms of interest-rate-exchange-agreements and similar agreements we enter into in support of our business operations;

•	the timing and volume of market activity;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities, including, but not limited to, private-label MBS;

•
our ability to introduce new (or adequately adapt current) products and services and successfully manage the risks associated with our products and services, including new types of collateral used to secure advances;

•	the availability of derivatives of the types and in the quantities needed for risk-management purposes from acceptable counterparties;

•	losses arising from litigation filed against us or one or more of the other FHLBanks;

•	gains resulting from legal claims we have;

•	losses arising from our joint and several liability on COs;

•	significant business disruptions resulting from natural or other disasters, acts of war, or terrorism; and

•	new accounting standards, including the development of supporting systems.

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

EXECUTIVE SUMMARY

Our net income was $212.3 million for the year ended December 31, 2013, compared with net income of $207.1 million for the same period in 2012. The increase was driven in part by a $65.6 million increase in other income, the majority of which was due to an increase of $51.0 million from litigation settlements related to certain investments in private-label mortgage-backed securities, offset by a $36.6 million decrease in net prepayment fees from investments and advances. Importantly, our retained earnings balance is now in excess of our minimum retained earnings target. We consider this to be a significant milestone, reflecting a concerted effort to build retained earnings that began over five years ago. While we continue to face certain challenges, in light of this milestone, the board has now commenced and may determine to continue to declare larger dividends and/or direct us to complete larger and/or more frequent repurchases of excess stock than it has in the past five years, subject to applicable restrictions.

We note that:

•	retained earnings increased from $587.6 million at December 31, 2012, to $788.8 million at December 31, 2013;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $385.2 million at December 31, 2012, to an accumulated other comprehensive loss of $324.9 million at December 31, 2013;

•	we continue to be in compliance with all regulatory capital requirements as of December 31, 2013;

•	on February 20, 2014, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.49 percent; and

•
the board of directors approved the repurchase of $500.0 million of excess capital stock to be completed on May 1, 2014, and has announced that it may approve a second partial repurchase of excess stock later in 2014, although a quarterly loss or a significant adverse event or trend could cause such an additional repurchase to be suspended.

The principal challenges we face are the continuing, prolonged low interest-rate environment, muted demand for advances and potential losses on our investments in private-label MBS. We continue to believe that these factors are likely to negatively impact future earnings, absent unpredictable events such as prepayment fee income and litigation settlements.

•
Interest-Rate Environment. Since 2008, the Federal Reserve has targeted and maintained a historically low interest-rate environment, initially for short-term financial instruments and later for long-term financial instruments with the implementation of quantitative easing programs. We expect the Federal Reserve to continue to try to keep short-term interest rates low in the near term but are less certain about the outlook for longer term interest rates for the reasons discussed under — Economic Conditions.

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

•
Advances Balances. The outstanding par balance of advances increased from $20.3 billion at December 31, 2012, to $27.2 billion at December 31, 2013. Advance growth was particularly significant during the quarter ended December 31, 2013, as advances increased $5.0 billion, or 22.0 percent, from September 30, 2013. While many members increased advances borrowing during this period, this increase was concentrated primarily in short-term advances. We cannot predict whether this trend will continue and note that our members continue to experience high levels of deposits. Deposits serve as liquidity alternatives to advances. The overall decline in our advances balances since 2008 has negatively impacted and is likely to continue to negatively impact future earnings, particularly given the persistent low interest-rate environment discussed above.

The trend in advances balances is illustrated by the following graph:

•
Investments in Private-Label MBS. The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.5 billion at December 31, 2013, compared with $6.4 billion at September 30, 2007, and other-than-temporary impairment credit losses recognized in recent periods have dropped significantly from those of earlier periods; however, additional modest losses from this portfolio are likely and, if economic conditions unexpectedly worsen, larger losses are possible. We have determined that 16 of our private-label MBS, representing an aggregated par value of $135.7 million, incurred additional other-than-temporary impairment credit losses of $2.6 million during the year ended December 31, 2013. We continue to update our modeling assumptions to reflect current developments impacting the loan performance of the mortgage loans that back our investments in private-label MBS, particularly Alt-A mortgage loans originated from 2005 to 2007 that comprise a significant portion of the loans backing these securities. Generally, performance trends on this collateral have continued to improve during the year ended December 31, 2013, as economic conditions have improved nationally, leading to higher house prices, lower default and loss rates, accordingly, and higher market prices for securities tied to this type of collateral since December 31, 2012. However, not all areas of the country have participated equally in the housing recovery, with some areas still influenced by such factors as continuing elevated unemployment rates, high levels of foreclosures and troubled real estate loans, and limited refinancing opportunities for many borrowers, especially those whose houses are worth less than the balance of their mortgages. Moreover, financially distressed properties have generally lagged general house price recovery rates, and may not reflect the degree of recovery in house price values reported in their surrounding areas.

We also update our modeling assumptions based on noneconomic factors that impact or could impact the performance of these investments, including certain federal programs (and proposed programs) intended to assist and/or protect borrowers, and related developments that could result in further losses. We continue to monitor these and related developments, including litigation involving private-label MBS, which could result in loss severities beyond current expectations due to disruptions of cash flows from impacted securities and further declines in real estate prices.

For the year ended December 31, 2013, we recognized $19.7 million in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Note 1 — Notes to the Financial Statements — Summary of Significant Accounting Policies — Investment Securities - Other-than-Temporary Impairment — Interest Income Recognition.

Other significant trends and developments include the following:

•
Legislative and Regulatory Developments. We continue to operate in an uncertain legislative and regulatory environment undergoing profound change principally stemming from the Dodd-Frank Act. Additionally, the FHFA expressed an interest in 2013 in maintaining the FHLBanks' focus on core mission-related activities, such as making advances and acquiring member assets, as we do through the MPF program. However, it is unclear whether the FHFA will remain focused on this interest, particularly given the appointment of the Honorable Melvin L. Watt as Director of the FHFA on January 6, 2014. Nonetheless, the FHFA could require the FHLBanks to satisfy certain core-mission asset ratios. If such requirements were instituted, we may have to divest nonmission-related assets or reduce nonmission-related activities, which could adversely impact our desired level of investments and, in turn, our results of operations. Finally, the U.S. federal government continues to consider reforms for housing finance and housing GSEs, which are ultimately likely to impact us. For additional information, see — Legislative and Regulatory Developments.

•
Net Interest Margin. Despite the historically low interest-rate environment, we continue to achieve a favorable, but declining, net interest margin. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the year ended December 31, 2013, was 0.65 percent, a three basis point decrease from net interest margin for the year ended December 31, 2012. Prepayment-fee income was an important contributor to net interest margin for the year ended December 31, 2012, and to a lesser extent the year ended December 31, 2013, as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations. These prepayment fees represent a substantial contribution to our net income that should not be counted on to recur every year. The favorable net interest margin was also impacted by an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected, and lower than expected prepayment activity on fixed-rate mortgage-related assets, the funding of which we have been able to refinance at lower rates. Demand for COs remained strong and funding costs have remained low throughout 2013, a trend we expect to continue.

Notwithstanding favorable net interest margin and favorable net interest spread for the year, we expect these measurements to decline based on the sustained low interest-rate environment noted above combined with increasingly limited opportunities to redeem and refinance our debt, coupled with the continued amortization of our seasoned investments in mortgage loans (including fixed-rate agency MBS).

ECONOMIC CONDITIONS

Economic Environment

Generally, 2013 saw improvements in the labor market, housing market, and stock market, which have provided more capacity to drive consumption. Fiscal policy remained a restraining factor to economic growth, although the extent of restraint is diminishing. These factors signal continued, albeit moderate improvement in economic conditions in 2014 and beyond. The strength of economic growth could affect our members’ lending and investment environment and in turn members’ demand for advances and opportunities for us to invest in mortgage loans.

The United States and New England added jobs at a modest pace during 2013, but the New England region has consistently trailed the pace of the nation. Between December 2012 and December 2013, employment grew by 1.7 percent nationally and 1.2 percent in the region. This pattern of stronger national year-over-year employment growth has persisted since March 2011. Consequently, by December 2013, both the United States and New England are 0.9 percent below their respective prerecession employment levels, despite the fact that New England had a less pronounced employment decline in the economic recession and a faster initial recovery in 2010. The national unemployment rate continued to decline during 2013, reaching 6.7 percent in December 2013. New England’s unemployment rate trended down at a slower pace during the period, reaching 6.8 percent in December 2013, 0.1 percent higher than the national level of the same period.

2013 marked a year of strong housing market recovery both nationwide and in New England, boosting construction activities and providing tailwinds for the economy. Regionally, the FHFA House Price Index grew by 1.5 percent between the fourth quarters of 2012 and 2013, the first positive annual change since the fourth quarter of 2006, though this was below the 4.8 percent growth rate nationwide over the same period. The housing market is expected to continue to be a positive factor to the national and regional economy in 2014 and beyond, but the pace of home price appreciation is expected to slow down primarily due to the impact of anticipated increases in mortgage rates. Despite the housing market's recovery, mortgage refinancing activity, the principal impetus for mortgage loan applications, declined in 2013 and is expected to continue to decline in 2014 as mortgage rates are expected to rebound from historically low levels.

Interest-Rate Environment

Since 2010 and continuing into 2014, we generally have been operating in a historically low interest-rate environment, which has adversely impacted our results of operations.

Since the summer months of 2013, we witnessed a significant increase in long-term interest rates that we believe was attributable to an increase in market perceptions that the Federal Reserve could begin to shift away from supporting a low interest-rate environment initially by ending or curtailing its quantitative easing program. We note that on March 19, 2014, the Federal Reserve issued a press release providing that a highly accommodative stance of monetary policy remains appropriate and that when it decides to take a less accommodative stance, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent.

The interest-rate environment adversely impacts our results of operations in two ways. First, short-term interest rates continue to hover close to record low levels, compressing the yields and margins that we can earn on our liquidity investments and short-term advances because our funding costs essentially have a floor of zero percent. Second, the increase in long-term interest rates has slowed our investments in mortgage loans due to lower investment opportunities as mortgage loan originations have fallen, driven by a decline in refinancing activity as long-term interest rates have increased.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
4
3.5
3
2.5
2
1.5
1
0.5
0
Q4 '10
Q1 '11
Q2 '11
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12
Q1'13
Q2'13
Q3'13
Q4'13

The federal funds target rate has remained constant at 0.25 percent during the time periods displayed in the chart above.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2013, versus the year ended December 31, 2012

For the years ended December 31, 2013 and 2012, we recognized net income of $212.3 million and $207.1 million, respectively. This $5.2 million increase was primarily driven by an increase in litigation settlements of $51.0 million, an $18.3 million decrease in loss on early extinguishment of debt, an increase of $14.9 million in net gains on derivatives and hedging activities, and a $4.6 million decrease in credit losses on other-than-temporary impairment of investment securities. Offsetting these increases to net income was a decrease in net interest income of $56.6 million of which $36.6 million relates to net prepayment fees that declined from $66.3 million in 2012 to $29.7 million in 2013 and a $20.3 million increase in the net unrealized losses on trading securities.

Net Interest Income

Net interest income for the year ended December 31, 2013, decreased $56.6 million from $312.4 million in 2012 to $255.9 million in 2013. This decrease was primarily attributable to a $36.6 million decrease in prepayment fee income and a decline in average earning assets, which decreased from $46.2 billion for the year ended December 31, 2012, to $39.3 billion for the year ended December 31, 2013. This decline in average earning assets was driven by a $4.8 billion drop in average investments balances and a decrease of $2.2 billion in average advances balances. Partially offsetting these declines in net interest income was $19.7 million of increased accretable yields of certain private-label MBS for which we had previously recognized other-than-temporary impairment credit losses, an increase of $10.4 million from $9.3 million recorded in 2012.

Net interest margin for the year ended December 31, 2013, in comparison with the same period in 2012, decreased to 65 basis points from 68 basis points, and net interest spread decreased to 56 basis points from 58 basis points for the same period in 2012. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities. Contributing to the decrease in net interest spread was the change in average yield on interest-earning assets, which decreased by nine basis points to 1.49 percent, while the average cost of interest-bearing liabilities decreased by seven basis points to 0.93 percent. The decline in the average yield on interest-earning assets in 2013 is primarily attributable to the decreases in prepayment fee income partially offset by the accretion of discount from previously impaired investment securities discussed above.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$21,603,302	$252,333	1.17%	$23,839,576	$356,408	1.50%	$25,448,499	$356,897	1.40%
Securities purchased under agreements to resell	2,819,425	2,388	0.08	5,522,049	9,383	0.17	2,837,260	3,574	0.13
Federal funds sold	1,726,425	1,625	0.09	1,514,981	2,101	0.14	5,073,751	6,518	0.13
Investment securities(1)	9,671,840	202,178	2.09	11,974,134	225,929	1.89	15,890,188	248,738	1.57
Mortgage loans	3,456,276	128,232	3.71	3,301,652	136,356	4.13	3,150,409	149,260	4.74
Other earning assets	1,061	4	0.38	1,210	6	0.50	1,388	2	0.14
Total interest-earning assets	39,278,329	586,760	1.49%	46,153,602	730,183	1.58%	52,401,495	764,989	1.46%
Other non-interest-earning assets	404,331			482,669			500,156
Fair-value adjustments on investment securities	(155,825)			(121,859)			(308,767)
Total assets	$39,526,835	$586,760	1.48%	$46,514,412	$730,183	1.57%	$52,592,884	$764,989	1.45%
Liabilities and capital
Consolidated obligations
Discount notes	$9,106,041	$6,952	0.08%	$12,581,614	$11,641	0.09%	$13,352,326	$9,510	0.07%
Bonds	25,130,271	318,174	1.27	28,279,001	404,996	1.43	33,799,256	448,537	1.33
Deposits	601,628	19	—	723,477	60	0.01	775,882	242	0.03
Mandatorily redeemable capital stock	798,340	5,754	0.72	217,754	1,035	0.48	188,128	721	0.38
Other borrowings	4,485	6	0.13	1,885	3	0.16	2,402	3	0.12
Total interest-bearing liabilities	35,640,765	330,905	0.93%	41,803,731	417,735	1.00%	48,117,994	459,013	0.95%
Other non-interest-bearing liabilities	1,017,983			1,274,792			1,102,783
Total capital	2,868,087			3,435,889			3,372,107
Total liabilities and capital	$39,526,835	$330,905	0.84%	$46,514,412	$417,735	0.90%	$52,592,884	$459,013	0.87%
Net interest income		$255,855			$312,448			$305,976
Net interest spread			0.56%			0.58%			0.51%
Net interest margin			0.65%			0.68%			0.58%
_________________________

(1)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the years ended December 31, 2013 and 2012. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Year Ended December 31, 2013 vs. 2012			For the Year Ended December 31, 2012 vs. 2011
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(31,238)	$(72,837)	$(104,075)	$(23,293)	$22,804	$(489)
Securities purchased under agreements to resell	(3,455)	(3,540)	(6,995)	4,244	1,565	5,809
Federal funds sold	265	(741)	(476)	(4,898)	481	(4,417)
Investment securities	(46,442)	22,691	(23,751)	(68,167)	45,358	(22,809)
Mortgage loans	6,181	(14,305)	(8,124)	6,915	(19,819)	(12,904)
Other earning assets	(1)	(1)	(2)	—	4	4
Total interest income	(74,690)	(68,733)	(143,423)	(85,199)	50,393	(34,806)
Interest expense
Consolidated obligations
Discount notes	(2,872)	(1,817)	(4,689)	(575)	2,706	2,131
Bonds	(42,533)	(44,289)	(86,822)	(77,164)	33,623	(43,541)
Deposits	(9)	(32)	(41)	(15)	(167)	(182)
Mandatorily redeemable capital stock	3,953	766	4,719	124	190	314
Other borrowings	4	(1)	3	(1)	1	—
Total interest expense	(41,457)	(45,373)	(86,830)	(77,631)	36,353	(41,278)
Change in net interest income	$(33,233)	$(23,360)	$(56,593)	$(7,568)	$14,040	$6,472

Average Balance of Advances Outstanding

The average balance of total advances decreased $2.2 billion, or 9.4 percent, for the year ended December 31, 2013, compared with the same period in 2012. Although the average balances fell, we experienced a rise in advances balances during the year concentrated in short-term advances, as discussed under — Executive Summary — Advances Balances. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the years ended December 31, 2013, 2012 and 2011 by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Fixed-rate advances—par value
Long-term	$10,041,449	$9,959,076	$10,833,179
Short-term	6,130,420	4,385,688	2,289,455
Putable	2,791,694	3,912,714	5,407,518
Amortizing	880,488	1,100,731	1,547,601
Overnight	688,633	390,225	353,098
All other fixed-rate advances	77,355	55,615	20,765
	20,610,039	19,804,049	20,451,616

Variable-rate indexed advances—par value
Simple variable	436,767	3,350,440	4,359,926
Putable	113,288	82,558	—
All other variable-rate indexed advances	31,816	20,339	19,879
	581,871	3,453,337	4,379,805
Total average par value	21,191,910	23,257,386	24,831,421
Net premiums	32,617	20,205	8,598
Market value of bifurcated derivatives	1,043	362	—
Hedging adjustments	377,732	561,623	608,480
Total average balance of advances	$21,603,302	$23,839,576	$25,448,499

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 20.4 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $12.2 billion for the year ended December 31, 2013, representing 56.7 percent of the total average balance of advances outstanding during the year ended December 31, 2013. The average balance of all such advances totaled $14.5 billion for the year ended December 31, 2012, representing 60.6 percent of the total average balance of advances outstanding during the year ended December 31, 2012.

For the years ended December 31, 2013 and 2012, net prepayment fees on advances were $23.5 million and $65.8 million, respectively. For the years ended December 31, 2013 and 2012, prepayment fees on investments were $6.2 million and $535,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

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

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Years Ended December 31,
	2013		2012		2011
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield

Advances	$228,825	1.06%	$290,604	1.22%	$328,467	1.29%
Investment securities	195,980	2.03	225,394	1.88	247,086	1.55
Total interest-earning assets	557,054	1.42	663,844	1.44	734,907	1.40

Net interest income	226,149		246,109		275,894
Net interest spread		0.49%		0.44%		0.45%
Net interest margin		0.58%		0.53%		0.53%

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $2.5 billion, or 35.4 percent, for the year ended December 31, 2013, compared with the same period in 2012. The yield earned on short-term money market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the year ended December 31, 2013, average balances of securities purchased under agreements to resell decreased $2.7 billion and average balances of federal funds sold increased $211.4 million in comparison to the year ended December 31, 2012.

Average investment-securities balances decreased $2.3 billion, or 19.2 percent for the year ended December 31, 2013, compared with the same period in 2012, which occurred in the following investment categories:

•	$1.1 billion decline in MBS;

•	$835.0 million decline in agency and supranational institutions' debentures; and

•	$379.1 million decline in FDIC-guaranteed corporate bonds.

The average aggregate balance of our investments in mortgage loans for the year ended December 31, 2013, was $154.6 million higher than the average aggregate balance of these investments for the year ended December 31, 2012, representing an increase of 4.7 percent.

Average Balance of COs

Average CO balances decreased $6.6 billion, or 16.2 percent, for the year ended December 31, 2013, compared with the same period in 2012, resulting from our reduced funding needs principally due to the decline in our average investments and advances balances. This overall decline consisted of a decrease of $3.5 billion in CO discount notes and a decrease of $3.1 billion in CO bonds.

The average balance of term CO discount notes decreased $3.4 billion and overnight CO discount notes decreased $62.0 million for the year ended December 31, 2013, in comparison with the same period in 2012. The average balance of CO discount notes represented approximately 26.6 percent of total average COs during the year ended December 31, 2013, as compared with 30.8 percent of total average COs during the year ended December 31, 2012. The average balance of CO bonds represented 73.4 percent and 69.2 percent of total average COs outstanding during the years ended December 31, 2013 and 2012, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands).

	For the Year Ended December 31, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(7,584)	$—	$(470)	$—	$25,285	$17,231
Net interest settlements included in net interest income (2)	(149,026)	(38,474)	—	1,580	63,846	(122,074)
Total net interest income	(156,610)	(38,474)	(470)	1,580	89,131	(104,843)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	897	1,679	—	—	(451)	2,125
Gains on cash-flow hedges	—	—	—	—	12	12
Gains on derivatives not receiving hedge accounting	2	6,538	—	—	301	6,841
Mortgage delivery commitments	—	—	(1,538)	—	—	(1,538)
Net gains (losses) on derivatives and hedging activities	899	8,217	(1,538)	—	(138)	7,440

Subtotal	(155,711)	(30,257)	(2,008)	1,580	88,993	(97,403)

Net losses on trading securities	—	(13,190)	—	—	—	(13,190)
Total net effect of derivatives and hedging activities	$(155,711)	$(43,447)	$(2,008)	$1,580	$88,993	$(110,593)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(9,415)	$—	$(344)	$—	$21,272	$11,513
Net interest settlements included in net interest income (2)	(192,918)	(41,028)	—	1,541	89,110	(143,295)
Total net interest income	(202,333)	(41,028)	(344)	1,541	110,382	(131,782)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,195)	1,682	—	—	135	622
Losses on cash-flow hedges	—	—	—	—	(183)	(183)
(Losses) gains on derivatives not receiving hedge accounting	(15)	(11,129)	—	—	627	(10,517)
Mortgage delivery commitments	—	—	2,585	—	—	2,585
Net (losses) gains on derivatives and hedging activities	(1,210)	(9,447)	2,585	—	579	(7,493)

Subtotal	(203,543)	(50,475)	2,241	1,541	110,961	(139,275)

Net gains on trading securities	—	7,087	—	—	—	7,087
Total net effect of derivatives and hedging activities	$(203,543)	$(43,388)	$2,241	$1,541	$110,961	$(132,188)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(16,299)	$—	$168	$—	$9,723	$(6,408)
Net interest settlements included in net interest income (2)	(279,353)	(46,522)	—	1,573	154,277	(170,025)
Total net interest income	(295,652)	(46,522)	168	1,573	164,000	(176,433)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	672	488	—	—	1,186	2,346
Losses on derivatives not receiving hedge accounting	(2,351)	(26,995)	—	—	—	(29,346)
Mortgage delivery commitments	—	—	2,092	—	—	2,092
Net (losses) gains on derivatives and hedging activities	(1,679)	(26,507)	2,092	—	1,186	(24,908)

Subtotal	(297,331)	(73,029)	2,260	1,573	165,186	(201,341)

Net gains on trading securities	—	18,751	—	—	—	18,751
Total net effect of derivatives and hedging activities	$(297,331)	$(54,278)	$2,260	$1,573	$165,186	$(182,590)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the years ended December 31, 2013 and 2012, was 0.65 percent and 0.68 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.96 percent and 0.99 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges, is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $3.8 million and $7.5 million, respectively for the years ended December 31, 2013 and 2012.

For more information about our use of derivatives to manage interest-rate risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the years ended December 31, 2013, 2012, and 2011. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$2,125	$622	$2,346
Net gains (losses) related to cash-flow hedge ineffectiveness	12	(183)	—
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(3,249)	(50)	(1,043)
Trading securities	13,874	(2,974)	(19,321)
Mortgage delivery commitments	(1,538)	2,585	2,092
Net interest-accruals related to derivatives not receiving hedge accounting	(3,784)	(7,493)	(8,982)
Net gains (losses) on derivatives and hedging activities	7,440	(7,493)	(24,908)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(2,566)	(7,173)	(77,067)
Litigation settlements	53,305	2,317	—
Loss on early extinguishment of debt	(5,148)	(23,474)	—
Service-fee income	6,586	6,074	8,196
Net unrealized (losses) gains on trading securities	(13,190)	7,087	18,830
Realized net gain from sale of available-for-sale securities	—	—	12,801
Realized gain from sale of held-to-maturity securities	—	—	8,458
Other	(2,983)	554	464
Total other income (loss)	$43,444	$(22,108)	$(53,226)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

For the securities on which we recognized other-than-temporary impairment during the year ended December 31, 2013, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement for those securities at December 31, 2013, was approximately 16.4 percent and the expected average collateral loss was approximately 21.2 percent. As such, we recorded an other-than-temporary impairment related to a credit loss of $2.6 million during the year ended December 31, 2013.

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the year ended December 31, 2013, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance. We have instituted and continue litigation on certain of the private-label MBS in which we have invested, as discussed in Item 3 — Legal Proceedings. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents are inaccurate.

	At December 31, 2013
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$1,199	$1,186	$902	$1,031
Private-label residential MBS – Alt-A	134,238	104,038	80,643	101,999
ABS backed by home equity loans – Subprime	257	225	173	220
Total other-than-temporarily impaired securities	$135,694	$105,449	$81,718	$103,250

The following tables display held-to-maturity securities for which other-than-temporary impairment was recognized in the years ended December 31, 2013, 2012, and 2011 based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Year Ended December 31, 2013
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$—	$(12)	$(12)
Private-label residential MBS – Alt-A	(181)	(2,373)	(2,554)
Total other-than-temporary impairment losses	$(181)	$(2,385)	$(2,566)

By period:
Securities newly impaired during the period specified	$—	$—	$—
Securities previously impaired prior to the period specified	(181)	(2,385)	(2,566)
Total other-than-temporary impairment losses	$(181)	$(2,385)	$(2,566)

	For the Year Ended December 31, 2012
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$(371)	$370	$(1)
Private-label residential MBS – Alt-A	(13,912)	6,743	(7,169)
ABS backed by home equity loans – Subprime	—	(3)	(3)
Total other-than-temporary impairment losses	$(14,283)	$7,110	$(7,173)

By period:
Securities newly impaired during the period specified	$(3,480)	$3,479	$(1)
Securities previously impaired prior to the period specified	(10,803)	3,631	(7,172)
Total other-than-temporary impairment losses	$(14,283)	$7,110	$(7,173)

	For the Year Ended December 31, 2011
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
By collateral type:
Private-label residential MBS – Prime	$(1,511)	$(2,211)	$(3,722)
Private-label residential MBS – Alt-A	(50,389)	(22,788)	(73,177)
ABS backed by home equity loans – Subprime	(1,144)	976	(168)
Total other-than-temporary impairment losses	$(53,044)	$(24,023)	$(77,067)

By period:
Securities newly impaired during the period specified	$(16,847)	$16,708	$(139)
Securities previously impaired prior to the period specified	(36,197)	(40,731)	(76,928)
Total other-than-temporary impairment losses	$(53,044)	$(24,023)	$(77,067)

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Held-to-Maturity Securities, Note 7 — Other-Than-Temporary Impairment, and Financial Condition — Investments — Investments Credit Risk below for additional detail and analysis of the portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2013 and 2012, we recorded net unrealized losses on trading securities of $13.2 million and unrealized gains of $7.1 million, respectively. Changes in the fair value of the associated economic hedges amounted to a net gain of $13.9 million and a net loss of $3.0 million for the years ended December 31, 2013 and 2012, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $7.3 million and $7.4 million for the years ended December 31, 2013 and 2012, respectively, and are included in other income (loss).

For the year ended December 31, 2013, compensation and benefits expense and other operating expenses totaled $56.2 million, representing an increase of $2.7 million from the total of $53.5 million for the year ended December 31, 2012. This increase was due to a $1.7 million increase in compensation and benefits expense resulting from annual merit increases and planned staffing increases along with an increase of $1.0 million in other operating expenses.

Our share of the costs and expenses of operating the FHFA and the Office of Finance totaled $5.7 million and $7.2 million for the years ended December 31, 2013 and 2012, respectively.

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

Net Interest Income

Net interest income for the year ended December 31, 2012, increased $6.5 million from $306.0 million in 2011 to $312.4 million in 2012. This increase was primarily attributable to a $36.3 million increase in prepayment fee income.
The increase was partially offset by the decline in average earning assets from $52.4 billion for the year ended December 31, 2011, to $46.2 billion for the year ended December 31, 2012. This decline in average earning assets was driven by a $4.8 billion drop in average investments balances and a decrease of $1.6 billion in average advances balances.

Net interest margin for the year ended December 31, 2012, in comparison with 2011, increased to 68 basis points from 58 basis points, and net interest spread increased to 58 basis points from 51 basis points. Contributing to the increase in net interest spread was the fact that the yield on interest-earning assets increased by 12 basis points to 1.58 percent, while the average cost of interest-bearing liabilities increased by five basis points to 1.00 percent.

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

During the years ended December 31, 2012 and 2011, advances totaling $7.0 billion and $1.7 billion were prepaid, respectively. For the years ended December 31, 2012 and 2011, net prepayment fees on advances were $65.8 million and $28.4 million, respectively. For the years ended December 31, 2012 and 2011, prepayment fees on investments were $535,000 and $1.7 million, respectively.

Average short-term money market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $874.0 million, or 11.0 percent, for the year ended December 31, 2012, compared with 2011. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the year ended December 31, 2012, average balances of federal funds sold decreased $3.6 billion and average balances of securities purchased under agreements to resell increased $2.7 billion in comparison to the year ended December 31, 2011.

Average investment-securities balances decreased $3.9 billion, or 24.6 percent for the year ended December 31, 2012, compared with 2011, which occurred in the following investment categories:

•	$2.6 billion decline in certificates of deposit;

•	$570.3 million decline in agency and supranational institutions' debentures;

•	$472.8 million decline in MBS; and

•	$219.2 million decline in corporate bonds.

The average balance of our investments in mortgage loans for the year ended December 31, 2012, was $151.2 million higher than the average balance of these investments for the year ended December 31, 2011, representing an increase of 4.8 percent.

Average CO balances decreased $6.3 billion, or 13.3 percent, for the year ended December 31, 2012, compared with 2011, resulting from our reduced funding needs principally due to the decline in our investments and member demand for advances. This overall decline consisted of a decrease of $770.7 million in CO discount notes and a decrease of $5.5 billion in CO bonds.

The average balance of term CO discount notes increased $588.6 million and overnight CO discount notes decreased $1.4 billion for the year ended December 31, 2012, in comparison with 2011. The average balance of CO discount notes represented approximately 30.8 percent of total average COs during the year ended December 31, 2012, as compared with 28.3 percent of total average COs during the year ended December 31, 2011. The average balance of CO bonds represented 69.2 percent and 71.7 percent of total average COs outstanding during the years ended December 31, 2012 and 2011, respectively.

Impact of Derivatives and Hedging Activities

Net interest margin for the years ended December 31, 2012 and 2011, was 0.68 percent and 0.58 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.99 percent and 0.91 percent, respectively.

Interest paid and received on economic hedges, is classified as net losses on derivatives and hedging activities in other income. Interest accruals on derivatives classified as economic hedges totaled a net expense of $7.5 million and $9.0 million, respectively for the years ended December 31, 2012 and 2011.

Other Income (Loss) and Operating Expenses

For the securities on which we recognized other-than-temporary impairment during 2012, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at December 31, 2012, was approximately 17.2 percent and the expected average collateral loss was approximately 35.2 percent. Credit losses for the year ended December 31, 2012, totaled $7.2 million.

For the years ended December 31, 2012 and 2011, we recorded net unrealized gains on trading securities of $7.1 million and $18.8 million, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $3.0 million and $19.3 million for the years ended December 31, 2012 and 2011, respectively. Interest accruals on these economic hedges resulted in a net expense of $7.4 million and $7.7 million for the years ended December 31, 2012 and 2011, respectively.

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

Our share of the costs and expenses of operating the FHFA and the Office of Finance totaled $7.2 million and $7.7 million for the years ended December 31, 2012 and 2011, respectively.

FINANCIAL CONDITION

Advances

At December 31, 2013, the advances portfolio totaled $27.5 billion, an increase of $6.7 billion compared with $20.8 billion at December 31, 2012. See — Executive Summary — Advances Balances.

The following table summarizes advances outstanding by product type at December 31, 2013 and 2012.

Advances Outstanding by Product Type (dollars in thousands)

	December 31, 2013		December 31, 2012
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$10,340,279	38.0%	$4,507,172	22.2%
Long-term	10,331,903	38.0	9,956,879	49.1
Putable	2,492,175	9.1	3,157,525	15.6
Overnight	1,473,251	5.4	556,265	2.7
Amortizing	868,869	3.2	929,118	4.6
All other fixed-rate advances	72,500	0.3	72,500	0.4
	25,578,977	94.0	19,179,459	94.6

Variable-rate advances
Simple variable	1,485,000	5.5	915,000	4.5
Putable	116,000	0.4	139,500	0.7
All other variable-rate indexed advances	31,287	0.1	35,893	0.2
	1,632,287	6.0	1,090,393	5.4
Total par value	$27,211,264	100.0%	$20,269,852	100.0%

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Advances for disclosures relating to redemption terms of the advances portfolio.

Under our advance restructuring program, members restructured $265.2 million and $488.0 million during the years ended December 31, 2013 and 2012, respectively, resulting in a deferred payment of $14.8 million and $28.7 million, respectively, of prepayment fees to be collected from the members over the lives of the replacement advances. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Advances for additional information on the advance restructuring program.

We lend to members and housing associates with principal places of business within our district, which consists of the six New England states. At December 31, 2013, we had advances outstanding to 302, or 68.2 percent, of our 443 members. At December 31, 2012, we had advances outstanding to 301, or 66.6 percent, of our 452 members.

The following table presents the top five advance-borrowing institutions at December 31, 2013, and the interest earned on outstanding advances to such institutions for the year ended December 31, 2013.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	December 31, 2013
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2013
People's United Bank	$3,456,116	12.7%	0.20%	$3,644
RBS Citizens N.A.	2,269,149	8.3	0.23	1,380
Webster Bank, N.A.	2,052,360	7.5	0.54	9,799
Berkshire Bank	964,131	3.6	0.36	3,217
Brookline Bank	601,286	2.2	1.14	7,308
Total of top five advance-borrowing institutions	$9,343,042	34.3%		$25,348
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

We price advances based on the marginal cost of funding with a similar maturity profile, as well as market rates for comparable funding alternatives. In accordance with the FHLBank Act and FHFA regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we may price our products on a differential basis, which is based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members. Differences in the weighted-average rates of advances outstanding to the five largest advance-borrowing institutions noted in the table above result from several factors, including the disbursement date of the advances, the product type selected, and the term to maturity.

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

Our members continue to be challenged by economic conditions, although improvements continue. Aggregate nonperforming assets for depository institution members declined from 0.97 percent of assets as of December 31, 2012, to 0.73 percent of assets as of September 30, 2013. The aggregate ratio of tangible capital to assets among the membership increased from 8.76 percent of assets as of December 31, 2012, to 9.18 percent as of September 30, 2013. (September 30, 2013 is the date of our most recent data on our membership for this report.). The Bank experienced one member failure during 2013. All outstanding extensions of credit to the failed institution were settled with the FDIC, without loss to us, within one week of the failure date. All of our extensions of credit to members are secured by eligible collateral as noted herein. However we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

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

Until September 27, 2013, we generally assigned insurance company members to Category-3 regardless of financial condition because, unlike federally-insured depositories, insurance companies are subject to different laws and regulations in their particular states that could expose us to unique risks. On September 27, 2013, our board of directors approved a change to our credit policy removing insurance company members from any category, allowing us to lend to such members upon a review of an updated statement of their financial condition and their pledge of sufficient amounts of eligible collateral.

Each credit status category reflects our increasing level of control over the collateral pledged by the borrower as its financial condition weakens. Category-1 borrowers retain possession of eligible one- to four-family mortgage loan collateral pledged to us, provided the borrower executes a written security agreement and agrees to hold such collateral for our benefit. Category-1 borrowers must specifically list with us all mortgage loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Category-2 borrowers retain possession of eligible mortgage loan collateral; however, we require such borrowers to specify all mortgage loan collateral pledged to us. Category-3 borrowers are required to place physical possession of all pledged eligible collateral with us or an approved safekeeping agent, with which we have a control agreement. All securities pledged to us by our borrowers must be delivered to us, an approved safekeeping agent, or be held by the borrower's securities corporation in a custodial account with us. We have control agreements with approved safekeeping agents which are intended to give us appropriate control over the related collateral.

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

We generally require all borrowing members and housing associates to execute a security agreement that grants us a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first mortgages and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us; COs, such other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies, in some instances we establish a specific lien instead of a blanket lien subject to our receipt of additional safeguards from such members. We protect our security interest in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. Our employees conduct on-site reviews of collateral pledged by borrowers to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to our eligibility requirements. We may conduct an onsite collateral review at any time.

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

Beyond our practice in taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to us priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to our security interests under Section 10(e) may not apply when lending to insurance company members due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we protect our security interests in the collateral pledged by our borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. We have not experienced any rehabilitation, conservatorship, receivership, liquidation or other insolvency event for an insurance company member and therefore have continuing uncertainty on the potential inapplicability of Section 10(e). Additionally, we note that the relevant state insolvency authority could take actions that could impede our ability to sell collateral that any such insolvent member has pledged to us.

Advances outstanding to borrowers in Category-1 status at December 31, 2013, totaled $22.4 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $50.9 billion as of December 31, 2013. Of this total, $7.3 billion of securities have been delivered to us or to an approved third-party custodian, an additional $2.1 billion of securities are held by borrowers' securities corporations, and $7.0 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table shows the asset quality of the one- to four-family mortgage loan portfolios held on the balance sheets of our borrowers. One- to four-family mortgage loans constitute the largest asset type pledged as collateral to us. Note that these figures include all one- to four-family mortgage loans on borrowers' balance sheets. The figures in this table include loans that are not pledged as collateral to us. Qualified collateral does not include loans that have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable provided no payment is overdue by more than 45 days, unless the collateral is insured or guaranteed by the U.S. or any agency thereof.

2013 Quarterly Borrower Asset Quality (dollars in thousands)

	2013—Quarter Ended (1)
	March 31	June 30	September 30
Total borrower assets	$1,173,740,165	$1,185,019,211	$1,173,890,632
Total 1-4 family first lien mortgage loans	$98,794,396	$89,521,408	$91,348,555
1-4 family first lien mortgage loans as a percentage of total borrower assets	8.42%	7.55%	7.78%
1-4 family first lien mortgage loans delinquent 30-89 days as a percentage of 1-4 family mortgage loans	0.77%	0.72%	0.66%
1-4 family first lien mortgage loans delinquent 90+ days as a percentage of 1-4 family mortgage loans	1.82%	2.01%	1.97%
1-4 family REO as a percentage of 1-4 family mortgage loans	0.19%	0.19%	0.19%
_______________________

(1)	September 30, 2013 is the most recent data available for inclusion in this table.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at December 31, 2013, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of December 31, 2013 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	262	$22,389,564	$50,930,347	227.5%
Category-2	22	2,833,444	10,769,506	380.1
Category-3	14	481,031	806,571	167.7
Insurance companies	10	1,507,225	1,960,893	130.1
Total	308	$27,211,264	$64,467,317	236.9%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of December 31, 2013.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$37,642,175
Collateral specifically listed and identified	24,018,755
Collateral delivered to us	10,698,911

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances. However, we do not accept as eligible collateral any mortgage loan that allows for negative amortization, including, but not limited to, pay-option adjustable-rate mortgage loans. We recognize that nontraditional and subprime loans may present incremental credit risk to us. Therefore, we have monitoring and review procedures in place to measure the incremental risk presented by this collateral and to mitigate this incremental credit risk. Further, we apply baseline collateral valuation discounts to nontraditional and subprime loans secured by a mortgage on the borrower's primary residence of 35 percent and 40 percent of book value, respectively. These discounts reflect the incremental credit risk associated with these types of loans relative to conventional mortgage loans. Borrowers in Category-1 also have the option of providing loan level data for their subprime and nontraditional loans to potentially obtain a more favorable valuation based on the credit risk profile of the pledged loan portfolio, subject to a minimum discount of 25 percent of book value. In addition, we limit the amount of borrowing capacity that a member may derive from subprime loan collateral to the lower of two times the pledging member's most recently reported capital as determined in accordance with generally accepted accounting principles (GAAP) or one-half of its total borrowing capacity. Additionally, private-label MBS issued or acquired and residential mortgage loans originated or acquired by our members after July 10, 2007, are not eligible collateral unless it can be documented that all loans, including all loans in MBS pools, are in compliance with regulatory underwriting standards on subprime or nontraditional lending, as applicable.

At December 31, 2013, and December 31, 2012, the amount of pledged nontraditional and subprime loan collateral was nine percent and eight percent, respectively, of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at December 31, 2013, and December 31, 2012, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

Investments

At December 31, 2013, investment securities and short-term money market instruments totaled $13.0 billion, compared with $15.6 billion at December 31, 2012.

Short-term money market investments totaled $4.6 billion at both December 31, 2013 and December 31, 2012.

Investment securities declined $2.6 billion to $8.4 billion at December 31, 2013, compared with December 31, 2012. The decline was attributable to decreases of $1.3 billion in agency and supranational institutions' debentures and $1.2 billion in MBS.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2013, and December 31, 2012, our MBS, ABS, and SBA holdings represented 162 percent and 192 percent of capital, respectively.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are incremental to our primary mission. Our total investments were 29.1 percent of our total assets at December 31, 2013, versus 38.7 percent at December 31, 2012. We expect to continue to be able to satisfy this investment objective for the foreseeable future without this objective causing a material impact on our results of operations or financial condition by continuing this approach, as necessary.

However, as discussed under — Executive Summary — Legislative and Regulatory Developments, the FHFA could require the FHLBanks to satisfy certain core-mission asset ratios. If such changes were required, we may have to divest nonmission-related assets or reduce nonmission-related activities, which we expect would adversely impact our desired level of investments used for liquidity and results of operations.

Held-to-Maturity Securities

The following table provides a summary of our held-to-maturity securities.
Held-to-Maturity Securities (dollars in thousands)

	December 31,
	2013					2012	2011
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. agency obligations	$—	$2,549	$5,954	$—	$8,503	$12,877	$18,721
State or local housing-finance-agency securities (1)	—	245	21,275	162,105	183,625	189,719	202,438
GSEs	67,504	—	—	—	67,504	69,246	70,950
Total non-mortgage-backed securities	67,504	2,794	27,229	162,105	259,632	271,842	292,109
MBS (1)
U.S. government guaranteed - residential	—	—	—	27,767	27,767	38,313	50,912
U.S. government guaranteed - commercial	—	—	—	213,144	213,144	451,559	483,938
GSEs - residential	—	34,563	121,264	1,618,078	1,773,905	2,357,479	3,024,212
GSEs - commercial	48,246	411,402	240,700	—	700,348	957,503	1,247,688
Private-label - residential	—	1,035	—	1,140,355	1,141,390	1,284,990	1,519,583
Private-label - commercial	—	—	—	—	—	9,822	10,541
ABS backed by home equity loans	—	—	—	22,475	22,475	24,827	26,025
Total mortgage-backed securities	48,246	447,000	361,964	3,021,819	3,879,029	5,124,493	6,362,899
Total held-to-maturity securities	$115,750	$449,794	$389,193	$3,183,924	$4,138,661	$5,396,335	$6,655,008
Yield on held-to-maturity securities	3.48%	4.92%	3.66%	2.07%
________________________

(1)	Maturity ranges are based on the contractual final maturity of the security.

State or Local Housing-Finance-Agency Securities. Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $19.6 million as of December 31, 2013. We have reviewed these HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations attendant with security markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history, property vacancy rates, debt service ratios, overcollateralization and third-party bond insurance as applicable. As of December 31, 2013, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and to general illiquidity of these investments, and not to a deterioration in the fundamental credit quality of these obligations, and because we have the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Mortgage-Backed Securities. During the year ended December 31, 2013, we determined that 16 of our private-label MBS were other-than-temporarily impaired, resulting in a credit loss of $2.6 million and a net decrease to accumulated other comprehensive loss of $2.4 million. For reasons described under — Executive Summary — Investments in Private-Label MBS, we have continued to update our modeling assumptions, inputs, and methodologies in our analyses of these securities for other-than-temporary-impairment, as is described under — Critical Accounting Estimates — Other-Than-Temporary Impairment of Securities and Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Other-Than-Temporary Impairment.

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
Available-for-Sale Securities (dollars in thousands)

	December 31,
	2013					2012	2011
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
Supranational institutions	$—	$—	$—	$415,135	$415,135	$473,484	$469,242
Corporate bonds (1)	—	—	—	—	—	—	564,312
U.S. government corporations	—	—	—	238,785	238,785	291,081	284,844
GSEs	782,881	—	—	105,644	888,525	2,085,084	2,782,421
Total non-mortgage-backed securities	782,881	—	—	759,564	1,542,445	2,849,649	4,100,819
MBS (2)
U.S. government guaranteed - residential	—	—	55,543	216,054	271,597	73,359	91,228
U.S. government guaranteed - commercial	—	—	—	309,101	309,101	—	—
GSEs - residential	—	—	—	1,872,167	1,872,167	2,244,794	984,808
GSEs - commercial	—	—	—	—	—	100,435	103,344
Total mortgage-backed securities	—	—	55,543	2,397,322	2,452,865	2,418,588	1,179,380
Total available-for-sale securities	$782,881	$—	$55,543	$3,156,886	$3,995,310	$5,268,237	$5,280,199
Yield on available-for-sale securities	2.21%	—%	0.64%	2.28%
________________________

(1)	Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

(2)	MBS maturity ranges are based on the contractual final maturity of the security.

Unrealized Losses – Supranational institutions, U.S. Government Corporations, and GSEs. Within the supranational institutions, U.S. government corporations, and GSE categories of investment securities held in the available-for-sale portfolio are gross unrealized losses recorded in accumulated other comprehensive loss totaling $24.0 million, $34.6 million, and $10.5 million, respectively, as of December 31, 2013. While these securities each have market values greater than their respective par values, because these securities have been hedged and qualify as a fair-value hedge we record the portion of the change in fair value related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive income as net unrealized (loss) gain on available-for-sale securities. The unrealized losses recorded in accumulated other comprehensive loss as of December 31, 2013, are the result of a significant widening of the spreads on these bonds. Investors are demanding a higher spread for these long maturity bonds, leading to unrealized losses on the swaps outpacing the unrealized gains on the bonds that have occurred in a declining rate environment.

Regarding those GSE debentures that were in an unrealized loss position as of December 31, 2013, we have concluded that the probability of default for Fannie Mae is remote given its status as a GSE and its support from the U.S. federal government. We also own debentures issued by a supranational institution that were in an unrealized loss position as of December 31, 2013. However, based on our review and analysis of independent third-party credit reports on the supranational entity we believe the debentures are likely to return contractual principal and interest. Additionally, these debentures are rated the highest long-term rating by each of Moody’s, S&P, and Fitch, Inc. (Fitch). Because the unrealized losses recorded in accumulated other comprehensive loss are not due to deterioration in the fundamental credit quality of these securities, and because we have the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

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
Trading Securities (dollars in thousands)

	December 31,
	2013					2012	2011
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
MBS (1)
U.S. government guaranteed - residential	$—	$24	$2,459	$11,848	$14,331	$16,876	$18,880
GSEs - residential	—	661	2,423	402	3,486	4,946	6,663
GSEs - commercial	—	229,357	—	—	229,357	252,471	248,621
Total mortgage-backed securities	$—	$230,042	$4,882	$12,250	$247,174	$274,293	$274,164
Yield on trading securities	—%	2.30%	3.87%	1.67%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.
At December 31, 2013, we held securities from the following issuers with total carrying values greater than 10 percent of total capital, as follows:

Securities from issuers which Represent Total Carrying Value Greater than 10 Percent of Total Capital As of December 31, 2013 (dollars in thousands)

Name of Issuer	Carrying Value(1)	Fair Value
Non-MBS:
GSEs
Fannie Mae	$738,216	$738,216
Freddie Mac	217,812	217,973

Supranational institution
Inter-American Development Bank	415,135	415,135

MBS:
Fannie Mae	2,476,909	2,533,282
Freddie Mac	2,102,354	2,129,776
Ginnie Mae	780,396	781,923
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

Our MBS investment portfolio consists of the following categories of securities as of December 31, 2013 and 2012. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	December 31, 2013	December 31, 2012
Residential MBS - U.S. government-guaranteed and GSE	60.2%	60.6%
Commercial MBS - U.S. government-guaranteed and GSE	22.1	22.6
Private-label residential MBS	17.4	16.4
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	—	0.1
Total MBS	100.0%	100.0%

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

In addition to these unsecured short-term investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury and agency obligations, whose terms to maturity are up to 35 days. We have also invested in and are subject to secured credit risk related to MBS, ABS, and HFA securities that are directly or indirectly supported by underlying mortgage loans. FHFA regulations require our investments in MBS and ABS to be rated triple-A (or equivalent) at the time of purchase and our investments in HFA securities are to be rated double-A (or equivalent) or higher as of the date of purchase. However, following the S&P downgrade of the U.S. Government to AA+ in August 2011, the FHFA has stated that our investments in agency MBS and ABS can be rated double-A (or equivalent) at the time of purchase even though regulations require a triple-A rating (or equivalent).

We actively monitor our investments' credit exposures and the credit quality of our counterparties, including assessments of each counterparty's financial performance, capital adequacy, and sovereign support as well as related market signals. We endeavor to reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities.

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of December 31, 2013 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$195	$—	$—	$—	$—
Securities purchased under agreements to resell	—	1,500,000	2,250,000	—	—	—
Federal funds sold	—	—	850,000	—	—	—
Total money market instruments	—	1,500,195	3,100,000	—	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	8,503	—	—	—	—
U.S. government-owned corporations	—	238,785	—	—	—	—
GSEs	—	956,029	—	—	—	—
Supranational institutions	415,135	—	—	—	—	—
HFA securities	23,010	31,925	86,640	39,935	—	2,115
Total non-MBS	438,145	1,235,242	86,640	39,935	—	2,115

MBS:
U.S. government guaranteed - residential (2)	—	313,695	—	—	—	—
U.S. government guaranteed - commercial (2)	—	522,245	—	—	—	—
GSE – residential (2)	—	3,649,558	—	—	—	—
GSE – commercial (2)	—	929,705	—	—	—	—
Private-label – residential	9,214	734	45,433	102,788	983,211	10
ABS backed by home-equity loans	2,275	1,136	9,372	2,352	4,678	2,662
Total MBS	11,489	5,417,073	54,805	105,140	987,889	2,672

Total investment securities	449,634	6,652,315	141,445	145,075	987,889	4,787

Total investments	$449,634	$8,152,510	$3,241,445	$145,075	$987,889	$4,787
_______________________

(1)	Ratings are obtained from Moody's, Fitch, and S&P and are each as of December 31, 2013. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

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

FHFA regulations allow additional unsecured credit for overnight sales of federal funds. The specified percentage of eligible regulatory capital used for determining the maximum amount of unsecured credit exposure we may offer to a counterparty for overnight sales of federal funds is twice the amount that we may extend to that counterparty for extensions of credit other than overnight sales of federal funds reduced by the amount of any other unsecured credit exposure attributable to other than overnight sales of federal funds. During the year ended December 31, 2013, we were in compliance with FHFA regulatory limits established for unsecured credit.

We are prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union. Our unsecured credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation. We are in compliance with these FHFA regulations as of December 31, 2013.

The table below presents our short-term unsecured money market credit exposure.

Short-term Unsecured Money-Market Credit Exposure by Investment Type (dollars in thousands)

	Carrying Value
	December 31, 2013	December 31, 2012
Federal funds sold	$850,000	$600,000

At December 31, 2013, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $2.5 billion to seven counterparties and issuers, of which $850.0 million was for federal funds sold, and $1.6 billion was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of December 31, 2013:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of December 31, 2013

Issuer / counterparty	Percent
Fannie Mae	29.9%
National Bank of Canada (1)	24.1
Inter-American Development Bank (a supranational institution)	16.9
Branch Banking and Trust Co. (1)	10.0
_______________________

(1)	Overnight federal funds sold

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our cash flow analysis of private-label MBS during the quarter ended December 31, 2013, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and/or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home-equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary impairment credit loss.

Significant Inputs to Cash-flow Analysis of Private-label MBS For the Quarter Ended December 31, 2013 (dollars in thousands)

		Significant Inputs - Weighted Average			Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Weighted Average Percent
Private-label residential MBS
Prime (2)
2007	$18,495	8.1%	4.5%	34.8%	7.3%
2006	11,769	10.3	14.3	36.1	0.0
2005	6,651	10.1	10.0	33.3	22.1
2004 and prior	91,279	11.8	6.4	31.5	14.0
Total	$128,194	11.0%	7.1%	32.5%	12.2%

Alt-A (2)
2007	$435,148	6.2%	53.6%	44.5%	7.6%
2006	749,206	6.8	48.5	44.9	8.0
2005	530,942	8.9	28.6	39.5	17.1
2004 and prior	61,647	11.0	21.1	35.7	26.3
Total	$1,776,943	7.4%	42.8%	42.9%	11.3%

ABS backed by home equity loans
Subprime (2)
2004 and prior	$23,980	7.5%	23.9%	65.8%	33.2%
_______________________

(1)	A private-label residential MBS with a par value of $2.9 million, consisting of loans that are backed by the FHA and the VA, are not included in this table.

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

Of our $7.3 billion in par value of MBS and ABS investments at December 31, 2013, $1.9 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$1.7 billion in par value are securities backed primarily by Alt-A loans;

•	$192.0 million in par value are backed primarily by prime residential and/or commercial loans; and

•	$24.0 million in par value of these investments are backed primarily by subprime mortgages.

While there are no universally accepted classifications of mortgage loans based on underwriting standards, in general, subprime underwriting implies a credit-impaired borrower with a FICO® score below 660; prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house; while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. FICO® is a widely used credit-industry model developed by Fair Isaac and

Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850. While we generally follow the collateral type definitions provided by S&P, we do review the credit performance of the underlying collateral and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by an FHLBank System governance committee (the OTTI Governance Committee). For additional information on the OTTI Governance Committee, see — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities.

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $64.7 million in par value as of December 31, 2013, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. However, these bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $3.8 million in par value as of December 31, 2013, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	December 31, 2013			December 31, 2012
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$15,585	$176,416	$192,001	$18,861	$207,215	$226,076
Alt-A	31,040	1,684,971	1,716,011	36,761	1,898,064	1,934,825
Total private-label residential MBS	46,625	1,861,387	1,908,012	55,622	2,105,279	2,160,901
Private-label commercial MBS
Prime	—	—	—	9,851	—	9,851
ABS backed by home equity loans
Subprime	—	23,980	23,980	—	26,610	26,610
Total par value of private-label MBS	$46,625	$1,885,367	$1,931,992	$65,473	$2,131,889	$2,197,362
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to our investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of December 31, 2013, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by collateral type and year of securitization. Average current credit enhancements as of December 31, 2013, reflect the percentage of subordinated class outstanding balances as of December 31, 2013, to our senior class outstanding balances as of December 31, 2013, weighted by the par value of our respective senior class securities, and shown by underlying loan collateral type and year of securitization. Average current credit enhancements as of December 31, 2013, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS by Year of Securitization - Prime At December 31, 2013 (dollars in thousands)

		Year of Securitization
Private-label MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$—	$—	$—	$—	$—
Double-A	734	—	—	—	734
Single-A	2,377	—	—	—	2,377
Triple-B	82,503	—	—	10,178	72,325
Below Investment Grade
Double-B	22,760	—	—	2,899	19,861
Single-B	22,588	18,495	—	—	4,093
Triple-C	12,671	—	—	—	12,671
Single-D	48,359	—	11,769	36,590	—
Unrated	9	—	—	—	9
Total	$192,001	$18,495	$11,769	$49,667	$112,070

Amortized cost	$182,085	$18,495	$9,090	$42,981	$111,519
Gross unrealized losses	(8,433)	(2,142)	—	(1,683)	(4,608)
Fair value	176,571	16,352	10,674	42,600	106,945
Other-than-temporary impairment for the year ended December 31, 2013:
Total other-than-temporary impairment losses on held-to-maturity securities	$—	$—	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(12)	—	—	—	(12)
Net impairment losses on held-to-maturity securities recognized in income	$(12)	$—	$—	$—	$(12)

Weighted average percentage of fair value to par value	91.96%	88.41%	90.70%	85.77%	95.43%
Original weighted average credit support	11.50	6.41	8.32	20.80	8.55
Weighted average credit support	12.93	7.32	—	11.17	16.00
Weighted average collateral delinquency (1)	11.94	5.52	12.16	15.46	11.43
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Private-Label MBS by Year of Securitization - Alt-A At December 31, 2013 (dollars in thousands)

		Year of Securitization
Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$9,214	$—	$—	$9,214	$—
Double-A	—	—	—	—	—
Single-A	43,056	—	—	29,398	13,658
Triple-B	20,854	—	—	10,684	10,170
Below Investment Grade
Double-B	22,638	—	—	14,161	8,477
Single-B	76,022	—	—	64,595	11,427
Triple-C	928,537	214,987	499,738	213,812	—
Double-C	346,650	132,401	147,042	67,207	—
Single-C	77,070	7,806	32,955	36,309	—
Single-D	191,970	79,954	69,471	42,545	—
Total	$1,716,011	$435,148	$749,206	$487,925	$43,732

Amortized cost	$1,283,294	$298,994	$517,593	$422,975	43,732
Gross unrealized losses	(64,345)	(12,532)	(21,957)	(27,139)	(2,717)
Fair value	1,259,452	302,016	512,879	403,542	41,015
Other-than-temporary impairment for the year ended December 31, 2013:
Total other-than-temporary impairment losses on held-to-maturity securities	$(181)	$(7)	$—	$(174)	$—
Net amount of impairment losses reclassified(from) to accumulated other comprehensive loss	(2,373)	(2,163)	(221)	11	—
Net impairment losses on held-to-maturity securities recognized in income	$(2,554)	$(2,170)	$(221)	$(163)	$—

Weighted average percentage of fair value to par value	73.39%	69.41%	68.46%	82.71%	93.79%
Original weighted average credit support	28.06	29.36	29.02	26.74	13.45
Weighted average credit support	11.14	7.62	8.04	17.73	25.86
Weighted average collateral delinquency (1)	30.51	37.03	33.03	22.22	15.03
_______________________

(1)	Represents loans that are 60 days or more delinquent.

ABS Backed by Home Equity Loans by Year of Securitization - Subprime At December 31, 2013 (dollars in thousands)

ABS backed by home equity loans – Subprime	2004 and prior
Par value by credit rating
Triple-A	$2,301
Double-A	1,136
Single-A	9,372
Triple-B	2,352
Below Investment Grade
Single-B	3,757
Triple-C	1,570
Single-D	830
Unrated	2,662
Total	$23,980

Amortized cost	$23,414
Gross unrealized losses	(1,586)
Fair value	22,026

Weighted average percentage of fair value to par value	91.85%
Original weighted average credit support	10.25
Weighted average credit support	33.17
Weighted average collateral delinquency (1)	20.27
_______________________

(1)	Represents loans that are 60 days or more delinquent.

The following table provides certain characteristics our private-label MBS that are in a gross unrealized loss position by collateral type.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of December 31, 2013 (dollars in thousands)
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates
Private-label residential MBS backed by:
Prime, first lien	$147,216	$145,737	$(8,433)	11.28%

Alt-A option ARM	522,388	444,770	(40,584)	34.82
Alt-A other	544,200	427,197	(23,761)	26.55
Total Alt-A	1,066,588	871,967	(64,345)	30.60

ABS backed by home equity loans:
Subprime, first lien	22,082	22,004	(1,586)	19.96
Total private-label MBS	$1,235,886	$1,039,708	$(74,364)	28.11%

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

The following graph demonstrates how average prices have changed with respect to various asset classes in our MBS portfolio during the 12 months ended December 31, 2013:

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

The monoline bond insurers continue to be subject to adverse ratings, rating downgrades, and weak financial performance measures. Below investment-grade ratings or rating downgrades imply an increased risk that the monoline bond insurer will fail to fulfill its obligations to reimburse the insured investor for claims made under the related insurance policies. There are five monoline bond insurers that insure our investment securities. As discussed in Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities, we generally perform a “burnout period” analysis of the monoline bond insurers. Of the five monoline bond insurers, only the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and therefore excluded from a burnout period analysis. Conversely, the key burnout period for monoline bond insurer Financial Guaranty Insurance Company is not considered applicable due to regulatory intervention that has suspended all claims, and we have placed no reliance on this monoline insurer. Syncora Guarantee Inc. is currently paying claims after previous regulatory intervention, although the burnout period is indeterminate, and therefore we have placed no reliance on this monoline insurer. For the remaining monoline bond insurers, MBIA Insurance Corporation and Ambac Assurance Corp., we have established a burnout period ending December 31, 2014. In addition, Ambac Assurance Corp. reimbursements during the burnout period are limited to 25 percent of claims. We monitor the financial condition of these monoline bond insurers on an ongoing basis and as facts and circumstances change, the burnout period could significantly change.

As of December 31, 2013, our private-label MBS and ABS backed by home-equity loan investments covered by monoline insurance was $103.6 million, of which $100.1 million represents private-label MBS covered by the monoline bond insurance for some period of time in the cash flow modeling. Of the $100.1 million, 79.6 percent represents Alt-A MBS and 20.4 percent represents subprime ABS backed by home-equity loan investments.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2013, our mortgage loan investment portfolio totaled $3.4 billion, a decrease of $110.4 million from December 31, 2012. We do not expect the balance of this portfolio to change significantly in 2014 as we expect continued strong competition from Fannie Mae and Freddie Mac for loan investment opportunities, offset by fewer prepayments based on higher interest rates, as discussed under — Economic Conditions. We note further that the Director of the FHFA has delayed increases in Fannie Mae and Freddie Mac guaranty fees and certain other fees pending further study, which increases would have tended to weaken competition from Fannie Mae and Freddie Mac.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to March 31, 2015, and may be extended again. As of December 31, 2013, we had $477.5 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations.

The following table presents information relating to our mortgage portfolio for the five year period ended December 31, 2013.

Par Value of Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31,
	2013	2012	2011	2010	2009
Mortgage loans outstanding
Conventional mortgage loans
Original MPF	$2,088,774	$2,006,797	$1,535,698	$1,321,586	$1,121,309
MPF 125	220,690	201,145	204,371	243,390	307,713
MPF Plus	564,471	771,125	1,037,031	1,343,611	1,728,542
Total conventional mortgage loans	2,873,935	2,979,067	2,777,100	2,908,587	3,157,564
Government mortgage loans	439,357	444,041	308,914	322,776	335,896
Total par value outstanding	$3,313,292	$3,423,108	$3,086,014	$3,231,363	$3,493,460

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. In addition to the foregoing, our investments in mortgage loans pursuant to our participation facility with the FHLBank of Chicago, discussed under Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations, subject us to additional risks, including our reliance on the FHLBank of Chicago to hold sufficient collateral on our behalf to secure the credit-enhancement obligations.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2013	December 31, 2012

Massachusetts	41%	39%
Maine	11	10
Wisconsin	8	7
Connecticut	7	8
California	7	9
All others	26	27
Total	100%	100%

The following table provides a summary of certain characteristics of our investments in mortgage loans.

Characteristics of Our Investments in Mortgage Loans(1)
	December 31,
	2013	2012
Loan-to-value ratio at origination
< 60.00%	29%	32%
60.01% to 70.00%	16	16
70.01% to 80.00%	20	25
80.01% to 90.00%	21	13
Greater than 90.00%	14	14
Total	100%	100%
Weighted average loan-to-value ratio	70%	68%
FICO score
< 620	2%	2%
620 to < 660	6	7
660 to < 700	12	12
700 to < 740	18	18
≥ 740	61	60
Not available	1	1
Total	100%	100%
Weighted average FICO score	746	745
_______________________

(1)	Percentages are calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance, from a mortgage insurance company rated at least triple-B (or equivalent rating).

We have certain servicing concentrations in connection with our investments in MPF loans. As of December 31, 2013, Bank of America, N.A., serviced approximately 18.6 percent of our outstanding mortgage loans. As of December 31, 2013, no other entity serviced more than five percent of our mortgage loans.

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
Summary of MPF Loan Repurchases (dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Conventional mortgage loans	$1,388	$1,823	$2,285	$1,431	$1,934
Government mortgage loans	5,701	2,870	2,422	2,950	1,857
Total	$7,089	$4,693	$4,707	$4,381	$3,791

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $2.2 million at December 31, 2013, compared with $4.4 million at December 31, 2012. The primary drivers for the decline in the allowance are:

•	the depletion of the first loss account for our largest master commitment, which first loss account represents a significant portion of our potential credit losses for the related mortgage loans;

•	a reduction in the loss severity estimates we used based on our expectations of a general rise in single family home values;

•	improvements in our methodology for estimating the impacts of loss mitigants on the loans (mitigants such as the recovery of credit enhancement fees); and

•	an overall decline in delinquency rates on our portfolio of conventional mortgage loans.

For information on the determination of the allowance at December 31, 2013, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see — Critical Accounting Estimates — Allowance for Loan Losses.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent and our allowance for credit losses are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	December 31,
	2013	2012	2011	2010	2009
Total par value past due 90 days or more and still accruing interest	$19,450	$23,210	$24,438	$19,874	$19,822
Nonaccrual loans, par value	46,012	50,571	55,124	54,401	44,969
Troubled debt restructurings (not included above)	2,589	1,909	245	238	—

Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$2,247	$2,420	$2,510	$2,460	$2,454
Interest actually recognized in income during the period	1,483	1,730	2,016	1,930	2,316
Shortfall	$764	$690	$494	$530	$138

Allowance for credit losses on mortgage loans, balance at beginning of year	$4,414	$7,800	$8,653	$2,100	$350
Net charge-offs	(239)	(259)	(22)	(148)	—
(Reduction of) provision for credit losses	(1,954)	(3,127)	(831)	6,701	1,750
Allowance for credit losses on mortgage loans, balance at end of year	$2,221	$4,414	$7,800	$8,653	$2,100
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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	December 31, 2013	December 31, 2012

Massachusetts	30%	27%
California	18	21
Connecticut	10	10
All others	42	42
Total	100%	100%

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (6.1 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (35.8 percent by outstanding principal balance). The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of December 31, 2013.

Summary of Higher-Risk Conventional Mortgage Loans As of December 31, 2013 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$157,909	6.58%	2.75%	9.10%
High loan-to-value loans (2)	16,373	3.02	0.89	8.61
Subprime and high loan-to-value loans (3)	2,247	—	—	2.99
Total high-risk loans	$176,529	6.17%	2.54%	8.97%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of December 31, 2013, we were the beneficiary of primary mortgage insurance coverage on $207.7 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $22.1 million. Eight mortgage insurance companies that we have approved provide all of the coverage under these policies.

As of February 28, 2014, all of these mortgage insurance companies, with the exceptions of Triad Guaranty Insurance Corporation, PMI Mortgage Insurance Company, and Republic Mortgage Insurance Company, which are no longer rated by any of the NRSROs, have a credit rating of triple-B or lower (or equivalent) by at least one NRSRO as presented in the table below. Ordinarily we do not accept primary mortgage insurance from a mortgage insurance company for our investments in conventional mortgage loans unless that company is rated at least triple-B- by S&P at the time of our investment in the loan (although we may accept lower-rated mortgage insurance provided we obtain additional credit enhancement in such form as we deem appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two approved mortgage insurance companies have a credit rating of at least triple-B- as of February 28, 2014, we could develop increasing concentrations of exposure to those mortgage insurance companies. We have established and maintain limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. However, those exposure limits could lead to fewer mortgage loan investment opportunities for us.

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

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	February 28, 2014		December 31, 2013
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch)	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Total Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	A-/Baa1/NR	Stable	$161,664	$38,363	$16,195	$54,558	74.5%
Genworth Mortgage Insurance Corporation	BB-/Ba1/NR	Positive	21,890	5,715	—	5,715	7.8
Mortgage Guaranty Insurance Corporation	BB/Ba3/NR	Stable	12,430	2,942	3,966	6,908	9.4
CMG Mortgage Insurance Company	BBB+/NR/NR	Stable	5,648	1,402	—	1,402	1.9
PMI Mortgage Insurance Company (1)	NR/NR/NR	N/A	2,672	632	—	632	0.9
Republic Mortgage Insurance Company (2)	NR/NR/NR	N/A	2,039	443	649	1,092	1.5
Radian Guaranty Incorporated	BB-/Ba3/NR	Positive	1,163	222	2,657	2,879	3.9
Triad Guaranty Insurance Corporation (3)	NR/NR/NR	N/A	240	48	—	48	0.1
			$207,746	$49,767	$23,467	$73,234	100.0%
_______________________

(1)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Company and beginning October 24, 2011, PMI Mortgage Insurance Company has been directed to only pay 50 percent of the claim amounts with the remaining claim amounts being deferred until the company is liquidated. On March 14, 2012, the court entered an Order for Appointment of Receiver and Injunction placing PMI Mortgage Insurance Company into rehabilitation. On April 5, 2013, the cash percentage of the partial claim payment plan increased to 55 percent. The remaining 45 percent will be deferred based upon PMI Mortgage Insurance Company's ability to pay additional amounts in the future. Additionally, all claims that have previously been settled at a 50 percent cash percentage were trued up (in a one-time payment) to the increased level of 55 percent. On March 7, 2014, the cash percentage of the partial claim payment plan increased to 67 percent. The remaining 33 percent will be deferred based upon PMI Mortgage Insurance Company's ability to pay additional amounts in the future. Additionally, all claims that have previously been settled at a 55 percent cash percentage were trued up (in a one-time payment) to the increased level of 67 percent.

(2)	On January 19, 2012, the North Carolina Department of Insurance issued an Order of Supervision providing for immediate administrative supervision of Republic Mortgage Insurance Co. (RMIC). Under the order, RMIC continues to manage the business through its employees, and retains its status as a wholly-owned subsidiary of its parent holding company, Old Republic International Corporation. The primary effect is that RMIC may not pay more than 50 percent of any claims allowed under any policy of insurance it has issued. The remaining 50 percent will be deferred and credited to a temporary surplus account on the books of RMIC during an initial period not to exceed one year. Accordingly, all claim payments made on January 19, 2012, and thereafter will be made at the rate of 50 percent. On September 14, 2012, RMIC submitted a corrective plan to the North Carolina Department of Insurance and recommended that RMIC be subject to partial initial payments on all settled claims at the rate of 60 percent in cash, with the remaining 40 percent deferred and retained in claim reserves. On November 29, 2012, the North Carolina Department of Insurance approved the corrective plan submitted by RMIC. The approved corrective plan is to be reviewed at least annually and an upward change in the initial cash payment percentage from 50 percent to 60 percent is provided in the plan retroactive to January 19, 2012.

(3)
On December 11, 2012, the Illinois Department of Insurance placed Triad Guaranty Insurance Corporation in rehabilitation. On October 29, 2013, the Supervising Court approved the Rehabilitator’s plan of rehabilitation for Triad Guaranty Insurance Corporation. Under the terms of the plan of rehabilitation, claims for loss, unearned premium and return of premium will be paid at the rate of 75 percent of the amount determined to be due, and a deferred payment obligation will be recorded for the remaining 25 percent of the amount due. Outstanding deferred payment obligations which were recorded by Triad Guaranty Insurance Corporation prior to approval of the plan of rehabilitation on loss claims that were previously paid at the rate of 60 percent of the amount due, will receive 37.5 percent of the deferred amount, in order to equalize those prior claim payments with the new 75 percent claim payment rate called for under the plan of rehabilitation.

Deposits

We offer demand and overnight deposits, custodial mortgage accounts, and term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2013, and December 31, 2012, deposits totaled $517.6 million and $595.0 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both December 31, 2013, and December 31, 2012, amounted to a par amount of $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a clearing member with a DCO are classified as assets or liabilities according to the net fair value of those derivatives which have been transacted through a particular clearing member with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $4.3 million and $111,000 as of December 31, 2013, and December 31, 2012, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $608.2 million and $907.1 million as of December 31, 2013, and December 31, 2012, respectively.

We offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same counterparty under a master-netting arrangement as well as arising from derivatives cleared through a DCO.

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

We had commitments for which we were obligated to invest in mortgage loans with par values totaling $11.1 million and $30.9 million at December 31, 2013 and 2012, respectively. All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2013 and 2012. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			December 31, 2013		December 31, 2012
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,962,980	$(277,060)	$5,883,040	$(491,931)
	Swaps	Economic	154,500	(893)	139,500	(1,166)
Total associated with advances			5,117,480	(277,953)	6,022,540	(493,097)
Available-for-sale securities	Swaps	Fair value	611,915	(218,658)	711,915	(361,956)
	Caps and floors	Economic	300,000	43	300,000	50
Total associated with available-for-sale securities			911,915	(218,615)	1,011,915	(361,906)
Trading securities	Swaps	Economic	215,000	(18,602)	225,000	(32,476)
COs	Swaps	Fair value	6,112,695	(14,453)	7,980,795	66,357
	Swaps	Economic	904,000	120	1,000,000	406
	Forward starting swaps	Cash Flow	1,410,800	(51,466)	1,250,000	(64,897)
Total associated with COs			8,427,495	(65,799)	10,230,795	1,866
Deposits	Swaps	Fair value	20,000	1,143	20,000	2,685
Total			14,691,890	(579,826)	17,510,250	(882,928)
Mortgage delivery commitments			11,056	(35)	30,938	19
Total derivatives			$14,702,946	(579,861)	$17,541,188	(882,909)
Accrued interest				(26,249)		(24,072)
Cash collateral and accrued interest				2,276		—
Net derivatives				$(603,834)		$(906,981)
Derivative asset				$4,318		$111
Derivative liability				(608,152)		(907,092)
Net derivatives				$(603,834)		$(906,981)
 _______________________

(1)
As of December 31, 2013 and 2012 embedded advance derivatives separated from the host contract with notional amounts of $154.5 million and $139.5 million, respectively, and fair values of $892,000 and $1.2 million, respectively, are not included in the table.

The following tables present our hedging strategies at December 31, 2013 and 2012.

Hedging Strategies As of December 31, 2013 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$2,410,805	$38,500	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	2,532,175	—	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	20,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate index	—	116,000	—
		4,962,980	154,500	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	611,915	215,000	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment	—	300,000	—
		611,915	515,000	—

Deposits
Receive fixed, pay floating interest-rate swap	Converts the deposit's fixed rate to a variable rate index	20,000	—	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	4,767,695	4,000	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	1,345,000	—	—
Receive floating, pay floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	—	900,000	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	1,410,800
		6,112,695	904,000	1,410,800

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	11,056	—
Total		$11,707,590	$1,584,556	$1,410,800

Hedging Strategies As of December 31, 2012 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$2,665,515	$—	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	3,197,525	—	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	20,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate index	—	139,500	—
		5,883,040	139,500	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	711,915	225,000	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment	—	300,000	—
		711,915	525,000	—

Deposits
Receive fixed, pay floating interest-rate swap	Converts the deposit's fixed rate to a variable rate index	20,000	—	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	6,665,795	—	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	1,315,000	—	—
Receive floating, pay floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	—	1,000,000	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	1,250,000
		7,980,795	1,000,000	1,250,000

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	30,938	—
Total		$14,595,750	$1,695,438	$1,250,000

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $11.1 billion, representing 75.3 percent of all derivatives outstanding as of December 31, 2013. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of December 31, 2013 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$692,750	$(8,145)	$692,750	$8,117	2.84%	0.24%	2.62%	0.46%
Due after one year through two years	353,515	(12,271)	353,515	12,312	3.14	0.24	2.77	0.61
Due after two years through three years	1,054,695	(47,758)	1,054,695	47,494	2.78	0.24	2.47	0.55
Due after three years through four years	1,667,630	(166,031)	1,667,630	164,688	4.00	0.24	3.87	0.37
Due after four years through five years	853,850	(37,251)	853,850	37,124	2.75	0.24	2.42	0.57
Thereafter	340,540	(5,604)	340,540	5,630	2.89	0.24	2.47	0.66
Total	$4,962,980	$(277,060)	$4,962,980	$275,365	3.22%	0.24%	2.97%	0.49%
_______________________

(1)	Included in the advances hedged amount are $2.5 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2013.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of December 31, 2013 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,760,000	$5,029	$2,760,000	$(5,030)	0.42%	0.43%	0.22%	0.21%
Due after one year through two years	1,658,695	14,838	1,658,695	(14,828)	0.76	0.78	0.23	0.21
Due after two years through three years	359,000	(1,087)	359,000	1,054	0.59	0.66	0.24	0.17
Due after three years through four years	170,000	(1,339)	170,000	1,276	0.69	0.74	0.18	0.13
Due after four years through five years	240,000	(591)	240,000	423	1.48	1.48	0.22	0.22
Thereafter	925,000	(31,303)	925,000	30,526	1.41	1.52	0.18	0.07
Total	$6,112,695	$(14,453)	$6,112,695	$13,421	0.72%	0.76%	0.22%	0.18%
_______________________

(1)	Included in the CO Bonds hedged amount are $1.3 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2013.

We engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivatives Clearing. Since June 10, 2013, we have been required to use centralized DCOs to clear certain derivatives that the CFTC has designated to be subject to a mandatory clearing requirement, pursuant to the Dodd-Frank Act. Accordingly, we have been clearing our interest-rate swaps subject to mandatory clearing. Derivatives that are cleared through DCOs are not governed by the same legal documentation regime that applies to our derivatives that are executed and maintained bilaterally with counterparties. Rather, derivatives that are cleared are governed by futures account agreements in accordance with requirements of the Dodd-Frank Act. Under this framework, immediately after we execute a derivative transaction with an executing broker, we and the executing broker assign our respective sides of the derivative transactions to a DCO through a clearing member of that DCO that acts as our agent. The DCO requires that we collateralize current derivatives exposures with variation margin and that we provide the DCO with initial margin separate from the variation margin to provide the DCO additional protection against loss in the event of our default.

Derivative Instruments Credit Risk. We are subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently are receiving only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money). The resulting net exposure at fair value is reflected in the derivative instruments table below. We presently pledge securities collateral for bilateral derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we would owe the counterparty a net settlement amount if our derivatives were liquidated) by an amount that exceeds an exposure threshold defined in our master netting agreement with the counterparty. We also pledge cash collateral, including initial margin and variation margin, to secure the DCO's exposure to us on cleared derivatives through a clearing member who acts as our agent to a DCO. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of December 31, 2013.

Derivatives Counterparty Current Credit Exposure As of December 31, 2013 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Single-A	$50,000	$12	$—	$—	$12
Cleared derivatives	2,651,800	2,025	2,276	—	4,301

Liability positions with credit exposure:
Bilateral derivatives
Single-A	3,502,665	(315,645)	—	319,739	4,094
Triple-B	1,356,560	(67,389)	—	70,369	2,980
Total derivative positions with nonmember counterparties to which we had credit exposure	7,561,025	(380,997)	2,276	390,108	11,387

Mortgage delivery commitments (2)	11,056	5	—	—	5
Total	$7,572,081	$(380,992)	$2,276	$390,108	$11,392

Derivative positions without credit exposure: (3)
Double-A	$232,000
Single-A	5,147,325
Triple-B	1,751,540
Total derivative positions without credit exposure	$7,130,865
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

Bilateral derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new bilateral derivative trades only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's, although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. The master agreements generally provide for lower amounts of unsecured exposure to lower-rated counterparties. These agreements are bilateral and could require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

Cleared derivatives. The credit risk from unsecured credit exposure on cleared swaps is mitigated by the credit quality of the DCO counterparty. Our internal policies require that the DCO must have a rating of at least single-A or the equivalent. We actively monitor these exposures and the credit quality of our DCO counterparties, using stress testing of DCO counterparties exposures and assessments of each counterparty's financial performance, and capital adequacy. We can reduce existing exposures to a DCO by unwinding any trade, by entering into an offsetting trade, or by moving trades to another DCO.

The following counterparties accounted for more than 10 percent of the total notional amount of bilateral interest-rate-exchange agreements outstanding (dollars in thousands):

	December 31, 2013			December 31, 2012
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$1,932,915	16.1%	$(243,819)	$2,593,715	14.8%	$(397,718)
JP Morgan Chase Bank NA	1,559,750	13.0	(71,584)	2,085,800	11.9	(97,235)
Barclays Bank PLC	1,397,795	11.6	(44,427)	2,139,545	12.2	(63,546)
Goldman Sachs Bank USA	1,356,560	11.3	(67,389)	1,838,470	10.5	(94,748)

We may deposit funds with these counterparties and their affiliates for short-term money market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. We also engage in short-term secured reverse repurchase agreements with affiliates of these counterparties. All of these counterparties have affiliates that buy, sell, and distribute our COs.

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

The board of directors determines our risk profile and provides risk oversight through the review and approval of our risk management policy. The board of directors also evaluates and approves risk tolerances and risk limits. The board of directors' Risk Committee provides additional oversight for market risk, credit risk, and operational risk. The board of directors' Audit Committee provides additional oversight for operational risk. The board of directors also reviews the results of an annual risk assessment that we perform for our major business processes.

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

•
Asset-Liability Committee is responsible for approving internal policies for the management of market risk, liquidity risk and leverage risk. The Asset-Liability Committee also conducts monitoring and oversight of these risks on an ongoing basis, and promulgates strategies to enhance our financial performance within established risk limits consistent with the strategic business plan and the risk-management policy. The Asset-Liability Committee also establishes pricing guidelines for our credit and deposit products.

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

Additionally, most of our information systems have been co-located with a third-party service provider to a site designed to host information systems with specialized environmental controls, certain power, heating and cooling system redundancies, 24-hour onsite staffing, and physical security. We rely on this service provider to continue to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. We take several steps to mitigate the risks of our reliance on this third-party service provider, including physical and monitored logical security controls to protect our information systems and data within the co-location space along with maintaining redundancy of systems at an alternate location that we control for disaster recovery and business continuity. Additionally, we review the provider's controls report annually and monitor and meet with the provider on a regular basis. We have a disaster-recovery site intended to provide continuity of operations in the event that our primary information systems become unavailable, but there can be no assurance that the disaster-recovery site will work as intended in the event of an actual disruption or failure.

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

Disaster-Recovery/Business Continuity Provisions. We maintain a disaster-recovery/business continuity site in Massachusetts to provide continuity of operations in the event that our Boston headquarters becomes unavailable. As an example, we conducted our critical operations from our disaster-recovery/business continuity site in April 2013, for two days. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. We also have a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term advances in the event that our facilities are inoperable. In the event that the FHLBank of Topeka's facilities are inoperable, we have agreed to provide short-term liquidity advances to the FHLBank of Topeka's members.

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

Reputation Risk

We take several steps to manage reputation risk. We have established a code of ethics and business conduct and operational risk-management procedures intended to ensure ethical behavior among our staff and directors and require all employees to annually certify compliance with our code of ethics. We work to ensure that all communications are presented accurately, consistently, and in a timely way to multiple audiences and stakeholders. In particular, we regularly conduct outreach efforts with our membership and with housing and economic-development advocacy organizations throughout our district. We also cultivate relationships with government officials at the federal, state, and municipal levels; key media outlets; nonprofit housing and community-development organizations; and regional and national trade and business associations to foster awareness of our mission, activities, and value to members. We work with the Council of Federal Home Loan Banks and the Office of Finance to coordinate communications on a broader scale.

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

The Office of Finance has established a methodology for the allocation of the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital, with FHLBanks with greater total regulatory capital in absolute terms receiving greater allocations of issuance proceeds. The Office of Finance will use this method in such periods unless it determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in our ability to access the capital markets, market conditions or this allocation could adversely impact our ability to finance our operations, which could adversely impact our financial condition and results of operations.

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

Internal Sources of Liquidity

Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2013. The following table provides our liquidity position with respect to this requirement.

Liquidity Reserves for Deposits (dollars in thousands)

	December 31,
	2013	2012
Liquid assets(1)
Cash and due from banks	$641,033	$240,945
Interest-bearing deposits	195	192
Advances maturing within five years	25,596,986	17,788,333
Total liquid assets(1)	26,238,214	18,029,470
Total deposits	517,565	594,968
Excess liquid assets(1)	$25,720,649	$17,434,502
 ________________________

(1)	For purposes of the regulatory requirement liquid assets include cash, obligations of the U.S., and advances with maturities of less than five years.

We maintain structural liquidity to ensure we meet our day-to-day business needs and our contractual obligations. We define structural liquidity as net cash flow adjusted to assume all maturing advances are renewed, member overnight deposits are withdrawn at a rate of 50 percent per day, and loan investment commitments are taken down at a rate in excess of our ordinary experience (secondary uses of funds). We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable. We have established a management action trigger based on our structural liquidity, which is a five business day test that is triggered if structural liquidity is less than negative $1.0 billion. We complied with this management action trigger as of December 31, 2013.

The following table shows our structural liquidity as of December 31, 2013.

Structural Liquidity As of December 31, 2013 (dollars in thousands)

5 Days
Projected net cash flow	$6,395,514
Less: Secondary uses of funds	(4,152,861)
Structural liquidity	$2,242,653

We also have established a management action trigger based on projected net cash flow. This is a 21 business day test which is triggered if projected net cash flow is negative at or before day 21. We complied with this management action trigger as of December 31, 2013. At December 31, 2013, projected net cash flow at day 21 was $5.8 billion.

FHFA regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. We complied with this requirement at all times during the year ended December 31, 2013. As of December 31, 2013 and 2012, we held a surplus of $10.9 billion and $11.4 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of December 31, 2013.

Contingency Liquidity As of December 31, 2013 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow	$1,538,256
Contingency borrowing capacity (exclusive of CO issuances)	9,331,190
Net contingency liquidity	$10,869,446

In addition, certain FHFA guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the year ended December 31, 2013.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the year ended December 31, 2013. During the year ended December 31, 2013, this gap averaged 1.2 percent (maximum level 5.3 percent and minimum level 0.7 percent). As of December 31, 2013, this gap was 2.1 percent, compared with 4.6 percent at December 31, 2012.

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

Debt Financing — Consolidated Obligations

Our primary source of liquidity is via CO issuances. At December 31, 2013, and December 31, 2012, outstanding COs, including both CO bonds and CO discount notes, totaled $39.5 billion and $34.8 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2013, and December 31, 2012. CO bonds outstanding for which we are primarily liable at December 31, 2013, and December 31, 2012, include issued callable bonds totaling $2.5 billion and $2.1 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short repricing intervals. CO discount notes comprised 40.6 percent and 24.9 percent of the outstanding COs for which we are primarily liable at December 31, 2013, and December 31, 2012, respectively, but accounted for 90.3 percent and 90.9 percent of the proceeds from the issuance of such COs during the years ended December 31, 2013 and 2012, respectively, due, in particular, to our frequent overnight CO discount note issuances.

The table below shows our short-term borrowings for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands).

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Outstanding par amount at end of the period	$16,062,000	$8,640,000	$14,652,040	$2,196,850	$1,312,470	$2,858,500
Weighted-average rate at the end of the period	0.07%	0.09%	0.01%	0.12%	0.15%	0.25%
Daily-average par amount outstanding for the period	$9,106,041	$12,581,614	$13,352,326	$1,445,704	$1,150,150	$1,503,919
Weighted-average rate for the period	0.08%	0.09%	0.07%	0.12%	0.21%	0.26%
Highest par amount outstanding at any month-end	$16,062,000	$16,611,503	$17,241,908	$2,525,300	$2,696,500	$2,997,000

Although we are primarily liable for our portion of COs, that is, those issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $766.8 billion and $687.9 billion at December 31, 2013 and 2012, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. We have never paid any obligations on behalf of the other FHLBanks.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this review, we do not believe that the probability that we will be required by the FHFA to repay any principal or interest associated with COs for which we are not the primary obligor has materially increased.

The FHLBank Act authorizes the Secretary of the U.S. Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the U.S. Treasury. There were no such purchases by the U.S. Treasury during the year ended December 31, 2013.
For additional information on COs, including their issuance, see Item 1 — Business — Consolidated Obligations.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and stable market access during the period covered by this report. Further, financial markets have remained generally calm notwithstanding the U.S. federal government's continuing debates over fiscal spending and national debt challenges. The U.S. economy grew modestly during the year ended December 31, 2013. We have witnessed recent volatility in market interest-rate spreads that we believe may be attributable to an increase in market perceptions that the Federal Reserve could begin to shift away from supporting a low-interest rate environment.

We continue to operate in a prolonged, historically low interest-rate environment as discussed under — Executive Summary — Interest-Rate Environment. Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. However, our cost of funds for longer-term debt has increased relative to the cost of issuing shorter-term debt, as measured relative to comparable term interest rate swap yields. Throughout the year ended December 31, 2013, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than three years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into the first quarter of 2014. Among the factors that could further shape demand for COs in 2014 are potential money market mutual fund regulatory reform and Basel Committee liquidity requirements which could impact certain institutional investors in COs, each as discussed under — Legislative and Regulatory Developments, and potential changes in monetary policy related to the tapering of accommodative monetary policy, as discussed under — Economic Conditions — Interest-Rate Environment.

We note that legislative impasses concerning appropriation of funding for the operations of the U.S. government as well as raising the U.S. Treasury department’s borrowing authority had a short-term disruptive impact on the market for U.S. Treasury securities, and to a lesser extent, debt issued by GSEs, including the FHLBanks. For example, yields on short-term discount note issuance increased temporarily in sympathy with larger increases in U.S. Treasury Bill yields until legislation was enacted to extend the U.S. Treasury’s borrowing authority on October 17, 2013. Future impasses could be similarly disruptive to our ability to issue debt with disruptions potentially correlating in length and, in turn, severity, based on the length of any such impasses.

Additionally, we note that the NRSROs have historically indicated that FHLBank credit ratings, including credit ratings for COs, are constrained by the rating of the U.S. federal government. Accordingly, an NSRO's downgrade of the U.S. federal government could result in a downgrade of the FHLBanks and COs. For a discussion of how an NRSRO downgrade could impact us, see Item 1A — Risk Factors — Business and Reputation Risks — An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, require us to deliver collateral to certain derivatives counterparties, and/or adversely impact demand for certain of our products. Finally, as noted in Item 1A — Risk Factors — Market and Liquidity Risks — Legislative or regulatory reforms that impact investors in COs could adversely impact our funding availability and costs, the implementation of reforms impacting money-market funds could cause a significant reduction in the size of these funds, and thus, the loss of this investor base for short-term CO debt.

Capital

Capital at December 31, 2013, was $2.8 billion, a decrease of $728.4 million from $3.6 billion at year-end 2012. Capital stock declined by $924.7 million due to the reclassification of capital stock to mandatorily redeemable capital stock amounting to $859.5 million and the repurchase of $300.0 million of excess capital stock (of which $25.0 million was mandatorily redeemable capital stock). The reclassification of capital stock to mandatorily redeemable capital stock primarily results from the merger of BANA RI into BANA, which is ineligible for Bank membership. Accumulated other comprehensive loss totaled $481.5 million at December 31, 2013, an increase of $4.9 million from December 31, 2012. Offsetting these decreases was the issuance of $209.8 million of capital stock due to increased advances borrowings by certain members. Restricted retained earnings totaled $106.8 million at December 31, 2013, while total retained earnings at December 31, 2013, grew to $788.8 million, an increase of $201.2 million from December 31, 2012.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2013, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital.

Our membership includes commercial banks, thrifts, credit unions, insurance companies, and a community development financial institution with capital stock outstanding by member type shown in the table below (dollars in thousands).

Capital Stock Outstanding by Member Type (dollars in thousands)

December 31, 2013
Thrift institutions	$1,188,258
Commercial banks	867,390
Credit unions	259,673
Insurance companies	215,140
Community development financial institution	10
Total GAAP capital stock	2,530,471
Mandatorily redeemable capital stock	977,348
Total regulatory capital stock	$3,507,819

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

•
If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, our board of directors shall determine the rights and preferences of our stockholders, subject to any terms and conditions imposed by the FHFA.

Additionally, we cannot redeem or repurchase shares of capital stock from any of our members if:

•	following such redemption, we would fail to satisfy our minimum capital requirements;

•
we become undercapitalized or our capital would be insufficient to maintain a classification of adequately capitalized after redeeming or repurchasing shares, except, in this latter case, with the Director of the FHFA's permission;

•	either our board of directors or the FHFA determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital;

•	the principal or interest due on any CO issued through the Office of Finance on which we are the primary obligor has not been paid in full when due;

•	we fail to provide to the FHFA a certain quarterly certification required by the FHFA's regulations prior to declaring or paying dividends for a quarter;

•	we fail to certify in writing to the FHFA that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations;

•
we notify the FHFA that we cannot provide the required certification, project we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our current obligations; or

•
we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or negotiate to enter or enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet our current obligations.

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

Our ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources. As discussed in that Item, we may repurchase excess stock in our sole discretion, although we note our continuing moratorium on repurchases of excess stock other than in limited, former member-related instances of insolvency. Notwithstanding the moratorium, we have conducted and expect to continue to conduct partial repurchases of excess stock as discussed in Item 1 Business — Capital Resources — Repurchases of Excess Stock.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2013, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital. Additionally, we are subject to a capital rule under FHFA regulations, discussed under — Capital Rule and have adopted minimum capital requirements in excess of regulatory requirements, which is discussed under — Internal Minimum Capital Requirement in Excess of Regulatory Requirements.
Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $977.3 million and $215.9 million at December 31, 2013, and December 31, 2012, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock.

We have the authority, but are not obliged, to repurchase excess stock, and we continue a moratorium on the repurchase of excess stock, apart from limited repurchases, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock. At December 31, 2013, and December 31, 2012, excess stock totaled $1.7 billion and $2.1 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2013	$626,354	$1,169,536	$1,795,913	$3,507,819	$1,711,906
December 31, 2012	639,941	898,557	1,538,519	3,671,027	2,132,508
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. Each FHLBank is required to notify the Director of the FHFA within 10 calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification. The following describes each capital classification and its related corrective action requirements, if any.

•
Adequately capitalized. An FHLBank is adequately capitalized if it has sufficient permanent and total capital to meet or exceed its risk-based and minimum capital requirements. FHLBanks that are adequately capitalized have no corrective action requirements.

•
Undercapitalized. An FHLBank is undercapitalized if it does not have sufficient permanent or total capital to meet one or more of its risk-based and minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as significantly undercapitalized or critically undercapitalized. An FHLBank classified as undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the FHFA for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and not permit growth of its average total assets in any calendar quarter beyond the average total assets of the preceding quarter unless otherwise approved by the Director of the FHFA.

•
Significantly undercapitalized. An FHLBank is significantly undercapitalized if either (1) the amount of permanent or total capital held by the FHLBank is less than 75 percent of any one of its risk-based or minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as critically undercapitalized or (2) an undercapitalized FHLBank fails to submit or adhere to a FHFA Director-approved capital restoration plan in conformance with regulatory requirements. An FHLBank classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the FHFA for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the Director of the FHFA.

•
Critically undercapitalized. An FHLBank is critically undercapitalized if either (1) the amount of total capital held by the FHLBank is less than two percent of the FHLBank's total assets or (2) a significantly undercapitalized FHLBank fails to submit or adhere to a FHFA Director-approved capital restoration plan in conformance with regulatory requirements. The Director of the FHFA may place an FHLBank in conservatorship or receivership. An FHLBank will be placed in mandatory receivership if (1) the assets of an FHLBank are less than its obligations during a 60-day period or (2) the FHLBank is not, and during a 60-day period has not been, paying its debts on a regular basis. Until such time the FHFA is appointed as conservator or receiver for a critically undercapitalized FHLBank, the FHLBank is subject to all mandatory restrictions and obligations applicable to a significantly undercapitalized FHLBank.

Each required capital restoration plan must be submitted within 15 business days following notice from the Director of the FHFA unless an extension is granted and is subject to the Director of the FHFA review and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements.

The Director of the FHFA has discretion to add to or modify the corrective action requirements for each capital classification other than adequately capitalized if the Director of the FHFA determines that such action is necessary to ensure the safe and sound operation of the FHLBank and the FHLBank's compliance with its risk-based and minimum capital requirements. Further, the Capital Rule provides the Director of the FHFA discretion to reclassify an FHLBank's capital classification if the Director of the FHFA determines that:

•	The FHLBank is engaging in conduct that could result in the rapid depletion of permanent or total capital;

•	The value of collateral pledged to the FHLBank has decreased significantly;

•	The value of property subject to mortgages owned by the FHLBank has decreased significantly;

•	The FHLBank is in an unsafe and unsound condition following notice to the FHLBank and an informal hearing before the Director of the FHFA; or

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

By letter dated March 20, 2014, the Director of the FHFA notified us that, based on December 31, 2013, financial information, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 9.6 percent at December 31, 2013, a ratio in excess of the targeted operating range. This results principally from our limited repurchases of excess stock accompanied with a significant decline in assets, particularly advances balances since 2008, as discussed under — Executive Summary — Advances Balances.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of our regulatory capital requirement plus our minimum retained earnings target. As of December 31, 2013, this internal minimum capital requirement equaled $2.5 billion, which was satisfied by our actual regulatory capital of $4.3 billion.

Retained Earnings and the Minimum Retained Earnings Target

At December 31, 2013, we had total retained earnings of $788.8 million compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings even though we exceed the target. However, we expect retained earnings to grow more slowly because the board of directors is not subject to the 40 percent quarterly dividend payout restrictions so long as the minimum retained earnings target is satisfied. Further, we note that the board of director’s February 20, 2014, dividend declaration was the largest dividend spread over three-month LIBOR declared by the Bank in the past five years and that the board of directors has indicated that it anticipates that it will declare cash dividends through 2014 generally consistent with this dividend, absent a quarterly loss or a significant adverse event or trend. For information on limitations on dividends, see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our minimum retained earnings target was last modified on October 25, 2013, when our board of directors lowered our minimum retained earnings target to $700.0 million from our previous target of $825.0 million. The board of directors cited the ongoing reduction of risk associated with private-label MBS as the primary reason for the reduction.

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

Potential losses in our portfolio of private-label MBS remain our largest exposure impacting the minimum retained earnings target. We generally evaluate the adequacy of the target each quarter.

Our minimum retained earnings target could be superseded by FHFA mandates, either in the form of an order specific to us or by promulgation of new regulations requiring a level of retained earnings that is different from our current target. Moreover, we may, at any time, change our methodology or assumptions for modeling our minimum retained earnings target and will do so when prudential or other reasons warrant such a change. Either of these events could result in us increasing our minimum retained earnings target and, in turn, reducing or eliminating the dividend payout, as necessary.
Restricted Retained Earnings and the Joint Capital Agreement

At December 31, 2013, our total retained earnings included $106.8 million in restricted retained earnings. Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings, in accordance with the Joint Capital Agreement. The Joint Capital Agreement is a voluntary capital initiative among the FHLBanks intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income (net of that FHLBank's obligation to its Affordable Housing Program) to a restricted retained earnings account beginning with the calendar quarter-end following the satisfaction of the FHLBanks' obligation to make payments to REFCorp. This obligation commenced with our results at September 30, 2011, based on the satisfaction of the REFCorp obligation. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. The agreement requires each FHLBank to contribute to its restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). At December 31, 2013, our total required contribution to the restricted retained earnings account was $352.1 million compared with our total contribution on that date of $106.8 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides:

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

The agreement will terminate upon an affirmative vote of two-thirds of the boards of directors of the then existing FHLBanks, or automatically if a change in the FHLBank Act, FHFA regulations, or other applicable law has the effect of:

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

The FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP and interest expense on mandatorily redeemable capital stock. Based on our net income of $212.3 million for the year ended December 31, 2013, our AHP assessment was $24.2 million. See Item 1 — Business — Assessments for additional information regarding the AHP assessment.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2013.

Contractual Obligations as of December 31, 2013 (dollars in thousands)

	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Consolidated obligation bonds(1)	$23,270,655	$7,646,100	$7,358,275	$4,897,540	$3,368,740
Estimated interest payments on long-term debt(2)	1,940,414	398,430	550,037	307,939	684,008
Capital lease obligations	125	47	78	—	—
Operating lease obligations	25,239	2,490	4,994	5,072	12,683
Mandatorily redeemable capital stock	977,348	697	116,745	859,906	—
Commitments to invest in mortgage loans	11,056	11,056	—	—	—
Pension and post-retirement contributions	4,709	151	478	751	3,329
Total contractual obligations	$26,229,546	$8,058,971	$8,030,607	$6,071,208	$4,068,760
_______________________

(1)
Includes CO bonds outstanding at December 31, 2013, at par value, based on the contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2013, has been used to estimate future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

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

Accounting for Derivatives

Derivatives are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. All of our derivatives are either 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, 2) embedded in a host financial instrument, such as an advance or an investment security, or 3) derivative contracts structured to offset some or all of the risk exposure inherent in our member-lending, investment, and funding activities. We are required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivatives positioned to mitigate market-risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, our reported earnings may exhibit considerable variability. We generally employ hedging techniques that are effective under the hedge-accounting requirements. However, not all of our hedging relationships meet the hedge-accounting requirements. In some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available. As required by FHFA regulation and our policy, derivatives that do not qualify as hedging instruments pursuant to GAAP may be used only if we document a nonspeculative purpose.

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

The short-cut method can be used when the assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. In many hedging relationships that use the shortcut method, we may designate the hedging relationship upon our commitment to disburse an advance or trade a CO provided that the period of time between the trade date and the settlement date of the hedged item is within established market-settlement conventions for the advances and CO markets. We define these market-settlement conventions to be five business days or less for advances and 30 calendar days or less, using a next business day convention, for COs. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge relationship qualifies for applying the shortcut method. We then record changes in the fair value of the derivative and hedged item beginning on the trade date.

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

Prior to December 31, 2012, the discount rate used in our discounted cash-flow model for calculating derivative fair values was based on the LIBOR swap curve and forward rates at period-end. During the fourth quarter of 2012, we observed an increasing trend in the use of the overnight-index swap (OIS) curve by other market participants to value certain collateralized derivative contracts. We performed a survey of market participants and determined that OIS was the appropriate discount rate to be used for valuation of our interest-rate derivatives contracts in which the recipient of collateral maintains the right to rehypothecate pledged collateral, while LIBOR continues to be the appropriate discount rate for interest-rate derivatives contracts in which the recipient of collateral has no right to rehypothecate pledged collateral. Accordingly, on December 31, 2012 we adopted the OIS curve as the discount rate for collateralized interest-rate derivatives with rehypothecation rights. The impact of this change was immaterial to our financial condition and results of operations. Additionally, we use the OIS curve as the discount rate for derivatives cleared through a DCO.

We continue to use the LIBOR swap curve to discount cash flows on all associated hedged assets or liabilities in fair value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. For any such hedging relationship where the valuation of the derivative transaction is based on the OIS curve, there could be an increase in hedge ineffectiveness that in turn could result in the loss of hedge accounting for certain hedge relationships. Loss of hedge accounting for those hedge relationships would lead to increased net income volatility, which could be material. However, through December 31, 2013, no hedge relationships failed our hedge effectiveness criteria as a result of using the OIS curve as the discount rate for the derivative and the LIBOR swap curve as the discount rate for the hedged item.

The fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or mutual optional termination at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity date, the effect of fair values is normally only a timing issue.

For derivatives and hedged items that meet the requirements described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivatives where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2013, we held derivatives that are marked to market with no offsetting qualifying hedged item including $300.0 million notional of interest-rate caps and floors, $1.3 billion notional of interest-rate swaps, and $11.1 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2013, was an unrealized loss of $19.4 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Estimated Change in Fair Value of Undesignated Derivatives As of December 31, 2013 (dollars in thousands)

	+50 basis points	+100 basis points
Change from base case
Interest-rate caps and swaps(1)	$6,773	$13,293
_______________________

(1)
Given the low interest-rate environment experienced at the end of 2013, we do not believe that technical valuations generated through a down 100 basis point and a down 50 basis point rate shock are representative of potential shifts in the instruments' values.

These derivatives economically hedge certain advances, investment securities, and CO bonds. Although these economic hedges do not qualify or were not designated for hedge accounting, they are an acceptable hedging strategy under our risk-management program. Our projections of changes in value of the derivatives have been consistent with actual experience.

Fair-Value Estimates

Overview. We measure certain assets and liabilities, including investment securities classified as available-for-sale and trading, as well as all derivatives and mandatorily redeemable capital stock at fair value on a recurring basis. Additionally, certain held-to-maturity securities are measured at fair value on a nonrecurring basis due to the recognition of other-than-temporary impairment. Management also estimates the fair value of some of the collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses. Fair values play an important role in the valuation of certain assets, liabilities, and derivative transactions. Accounting guidance defines fair value, establishes a framework for measuring fair value, establishes a fair-value hierarchy based on the inputs used to measure fair value, and requires certain disclosures for fair-value measurements. The book values and fair values of our financial assets and liabilities, along with a description of the valuation techniques used to determine the fair values of these financial instruments, is disclosed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Fair Values.

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

Accounting guidance establishes a three-level fair-value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the fair-value hierarchy are:

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

As discussed under — Accounting for Derivatives, OIS is used as the discount rate for valuation of our bilateral interest-rate derivatives contracts in which the recipient of collateral maintains the right to rehypothecate pledged collateral and for all derivatives cleared through a DCO, while LIBOR continues to be the appropriate discount rate for bilateral interest-rate derivatives contracts in which the recipient of collateral has no right to rehypothecate pledged collateral.

The valuation adjustments for our hedged items in which the designated hedged risk is the risk of changes in fair value attributable to changes in the benchmark interest rate (LIBOR-based) are calculated using the same model that is used to calculate the fair values of the associated hedging derivatives.

Valuation of Investment Securities. To ensure consistency in determination of investment securities values, including the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among the FHLBanks, the FHLBanks formed a pricing committee (the Pricing Committee) establishing a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. As a voting member, we provide input into the procedures considered by the Pricing Committee in determining fair values, and vote to adopt amendments to the procedures from time to time. We participate in the Pricing Committee as an important part of our continuing efforts to refine the valuation procedures for our investment securities and to enhance consistency among the FHLBanks on certain investment securities' valuation determinations.

For the period ended December 31, 2013, we employed the procedures to value our MBS that have been established by the Pricing Committee and also applied those procedures to value our non-MBS investments with the exception of floating-rate HFA securities. We have reviewed the Pricing Committee's procedures and determined that they are reasonably designed to determine that the estimated prices were exit prices. Accordingly, the following descriptions of our procedures for the period ended December 31, 2013, are the same as those established by the Pricing Committee. These processes are described in Item 8

— Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Fair Values — Investment Securities.

The four designated and market-recognized pricing vendors from whom we collected prices used various proprietary models. The inputs to those models were derived from various sources including, but not limited to benchmark yields, reported trades, dealer indications, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many private-label MBS (and to a lesser extent other investment securities) do not trade on a daily basis, the pricing vendors used available information such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all securities valuations, which facilitates resolution of potentially erroneous prices as identified by our methodology.

For the period ended December 31, 2013, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

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

In the cases where two or more vendor prices are obtained, each vendor price is then compared to the median price defined above. Differences between all vendor prices received and the median price are then compared to the security's applicable tolerance parameters. All vendor prices that are within the security's tolerance parameters are averaged to arrive at the security's default price. In cases where one or more vendor prices have differences greater than the applicable tolerance parameter, these out-of-tolerance prices (the outliers) are subject to further analysis. Further analysis to exclude a vendor price or to determine if an outlier is a better estimate of fair value includes but is not limited to, comparison to i) prices provided by a fifth, third-party recognized valuation service, ii) observed market prices for similar securities, iii) nonbinding dealer estimates, or iv) use of internal model prices, which we believe generally reflect the relevant facts and circumstances that a market participant would consider. Additionally, we ordinarily challenge a pricing vendor when a price falls outside of the tolerance parameters and/or if we determine that a price should be excluded as a result of our further analysis. When a pricing vendor agrees that its price is incorrect, we exclude that price from our determination of that security's final price. When a pricing vendor disagrees that its price is incorrect, our internal subject matter experts determine whether or not to consider that price in the determination of that security's final price in the valuation process based on all information available to the subject matter experts. In the case where management determines an outlier price is more representative of the security's price, then the outlier price will be used as the final price rather than the default price. If, on the other hand, management determines that an outlier (or outliers) is (are) in fact not representative of fair value, then the outlier(s) will be excluded from the default price calculation, and the default price is then used as the final price. In all cases, the final price is used to determine the fair value of the security.

As an additional step, we reviewed the final fair-value estimates of our private-label MBS as of December 31, 2013, for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our other-than-temporary-impairment assessment process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. We evaluated significant variances in conjunction with all of the other available pricing information to determine whether an adjustment to the fair-value estimate derived from the process described above was necessary.

As of December 31, 2013, four vendor prices were received for 93.8 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

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

In general, lower interest rates are expected to result in the acceleration of premium and discount amortization and accretion, compared with the effect of higher interest rates that would tend to decelerate the amortization and accretion of premiums and discounts. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization will also depend on the accuracy of prepayment projections compared with actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and the response of borrowing consumers in terms of refinancing activity to future market conditions even if the market conditions were known. However, actual prepayment speeds observed in these rate environments can be influenced by factors such as home price trends and lender credit underwriting standards. For example, in the recent very-low interest-rate environment, borrower refinancing activity has generally been lower than models would have predicted based on experience prior to the housing recession that commenced in 2008.

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios and including accretion associated with a significant increase in a security's expected cash flows, for the years ended December 31, 2013, 2012, and 2011, was a net increase to income of $10.4 million, $2.0 million, and $3.4 million, respectively.

Allowance for Loan Losses

Advances. We have experienced no credit losses on advances and currently do not anticipate any credit losses on advances for the reasons discussed under — Financial Condition — Advances Credit Risk. Accordingly, we make no allowance for losses on advances.

At December 31, 2013, and December 31, 2012, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. We believe that policies and procedures are in place to appropriately manage the credit risk associated with advances.

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

As of December 31, 2013, and December 31, 2012, the allowance for loan losses on the conventional mortgage loan portfolio was $2.2 million and $4.4 million, respectively. The allowance reflects our estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2013 and 2012.

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

We use a third-party loan loss projection model to determine our loss severity estimates for our master commitments. We update our loss severity estimates on a quarterly basis. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices.

We then apply the risk-mitigating features of the MPF program to the estimated loss, which can include primary mortgage insurance, supplemental mortgage insurance, member-provided credit enhancements (described below), and any other credit enhancement. The credit enhancement represents the participating financial institution's continuing obligation to absorb a portion of the credit losses arising from the participating financial institution's master commitment(s). Additionally, certain credit-enhancement fees can be withheld from the participating financial institution to mitigate losses from our investments in MPF loans and therefore we consider our expectations by each master commitment for such withheld fees in determining the allowance for loan losses. More specifically the amount of credit-enhancement fees available to mitigate losses is calculated by adding accrued credit-enhancement fees to be paid to participating financial institutions and projected credit-enhancement fees to be paid to the participating financial institutions over the remaining estimated life of the master commitment and then subtracting any losses incurred or expected to be incurred. The allowance is derived from the estimated loss on defaulting MPF loans, net of the risk-mitigating features of the MPF program.

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

We perform our other-than-temporary impairment analysis for our private-label residential MBS using key modeling assumptions, inputs, and methodologies provided by the OTTI Governance Committee for our cash-flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. We participate in the OTTI Governance Committee, a committee that was formed by the FHLBanks to ensure consistency among the FHLBanks in their analyses of other-than-temporary impairment of private-label MBS in accordance with certain related guidance provided by the FHFA. The FHFA guidance provides certain guidelines to the FHLBanks for determining other-than-temporary impairment with the objective of promoting consistency in the determination of other-than-temporary impairment for private-label MBS among the FHLBanks. In general terms, these guidelines provide that each FHLBank:

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

In accordance with related FHFA guidance, we have contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for certain of our residential private-label MBS, as described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Other-Than-Temporary Impairment. We have tested the results of the FHLBank of San Francisco and the FHLBank of Chicago cash-flow modeling based on our internal modeling and determined that these results are reasonable. For each of these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying our MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. These analyses are based on the expected behavior of the underlying loans, whereby these loan-performance scenarios are applied against each security's credit-support structure to monitor credit-enhancement sufficiency to protect our investment. Model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral in conjunction with credit enhancements to fully return all contractual cash flows. For securities that have credit insurance from third parties, we perform a qualitative assessment as to the ability of the respective insurer to cover any projected shortfall of principal or interest for the security as further discussed in — Financial Condition — Investments Credit Risk.

Significant inputs to the analyses of these securities include projected prepayment rates, default rates, and loss severities. Since December 31, 2008, we had used increasingly stressful assumptions that on average reduce our projections of prepayment rates and increase our projections of default rates and loss severities for the loans underlying these securities. Due to the widening economic recovery, most parts of the country appear to be participating in a housing recovery, allowing us to maintain or improve the assumptions we use in our other-than-temporary-impairment analysis. However, some parts of the country are failing to participate in the housing recovery, leading us to again increase the severity of our assumptions for those areas for the assessment for the quarter ended December 31, 2013, based on trends impacting the underlying loans, including continued elevated unemployment rates; some further decline in housing prices followed by slower housing price recovery; and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

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

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of December 31, 2013 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ended December 31, 2013	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Alt-A	5	$51,292	$(223)	9	$118,385	$(345)
Subprime	—	—	—	1	367	(18)
Total private-label MBS	5	$51,292	$(223)	10	$118,752	$(363)

RECENT ACCOUNTING DEVELOPMENTS

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which we and our members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (the Housing Act) and the Dodd-Frank Act. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant FHFA Developments

Final Rule on Executive Compensation. On January 28, 2014, the FHFA issued a final rule that became effective on February 27, 2014, that sets forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the FHFA to approve, disapprove, modify, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule implements the statutory prohibition on the FHLBanks' and the Office of Finance's payment of compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the FHFA.

Final Rule on Golden Parachute Payments. On January 28, 2014, the FHFA issued a final rule which became effective on February 27, 2014, that sets forth the standards that the FHFA will take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this final rule is to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite FHFA examination rating.

Final Rule on Stress-Testing Requirements. On September 26, 2013, the FHFA issued a final rule that became effective October 28, 2013, that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the FHFA will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its severely adverse economic conditions stress test. The results of the stress test, or the public’s reaction to the results, could adversely impact us, as discussed in Item 1A — Risk Factors — Business and Reputation Risks — Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing, or could limit membership growth.
Advisory Bulletin on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On December 23, 2013, the FHFA published an advisory bulletin that sets forth standards to guide the FHFA in its supervision of secured lending to insurance company members by the FHLBanks. The standards include consideration of, among other things:

•	an FHLBank’s control of pledged collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether the FHLBank would be recognized as a secured creditor with a first-priority perfected security interest in the collateral;

•
the FHLBank’s documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral; and

•	whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the FHFA published a proposed rule, with an extended comment deadline of May 15, 2014, which would, among other things:

•
revise existing risk management regulations to align them with more recent proposals of the Federal Reserve, including requirements that we adopt an enterprise-wide risk-management program and have a chief risk officer with certain enumerated responsibilities and lines of reporting;

•	require each entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer;

•	require each entity’s board of directors to include committees specifically responsible for risk management, audit, compensation, and corporate governance;

•	require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and governance issues that may arise for which no federal law controls; and

•	subject each FHLBank’s indemnification policies to review by the FHFA for safety and soundness.

Joint Proposed Rule on Credit Risk Retention for Asset-backed Securities. On September 20, 2013, the FHFA with other U.S. federal regulators jointly issued a proposed rule, with a comment deadline of October 30, 2013, that proposes requiring asset-backed securities (ABS) sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all of the securitized assets satisfy specified qualifications. The proposed rule revises an earlier proposed rule on ABS credit risk retention. In general, as with the original, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features that, based on historical data, are associated with low risk even in periods of a decline in housing prices and of high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the FHFA and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. At this time, the impact of this rule, if adopted, on FHLBank operations is uncertain.

Other Significant Developments

Regulation of Systemically Important Nonbank Financial Companies. In 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and subject to certain heightened prudential standards (commonly referred to as a “systemically important financial institution” or “SIFI”). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three-stage process based on the size of the nonbank financial company, the potential threat that the nonbank financial company could pose to U.S. financial stability, and information collected directly from the company. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation.

On April 5, 2013, the Federal Reserve published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities” and thus a “nonbank financial company.” If we were designated as a SIFI, our operations and business could be adversely impacted if additional Federal Reserve Board standards result in additional costs, liquidity or capital requirements, and/or restrictions on our business activities.

Housing Finance and Housing GSE Reform. We expect Congress to continue to consider reforms for U.S. housing finance and the housing GSEs, including the resolution of Fannie Mae and Freddie Mac. Legislation has been introduced in both the House of Representatives and the Senate that would wind down Fannie Mae and Freddie Mac and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act). Both proposals would have direct implications for the FHLBanks if enacted.

While both proposals reflect the FHFA’s efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the FHFA as the primary Federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks would not be issued as a CO and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA, and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the composition of the FHLBanks' boards of directors. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. In addition, the FHFA would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLBank or Fannie Mae and Freddie Mac. Also, the PATH Act would remove the requirement that the FHFA adopt regulations establishing standards of community investment or service for FHLBanks’ members.

On March 11, 2014, U.S. Senate Committee on Banking, Housing and Urban Affairs Chairman Timothy Johnson, a Democrat, and Senator Michael Crapo, the committee's top Republican member, announced bi-partisan agreement on a draft bill for housing finance reform drawing on ideas from the Housing Finance Reform Act and the PATH Act. The bill would establish a system for issuing MBS benefiting from an explicit government backstop only after the required minimum 10 percent first loss position of private market holders. This credit risk-sharing mechanism is intended to protect taxpayers from losses. The bill also provides for, among other things:

•	the wind down of Fannie Mae and Freddie Mac;

•	the creation of a reinsurance fund, known as the Mortgage Insurance Fund, to be funded by private companies that choose to participate in the reformed housing finance system;

•
the establishment of the FMIC charged with assuring the safety and soundness of entities in the housing finance system, such as a securitization platform, the Mortgage Insurance Fund, and the private secondary market capital providers in their first loss positions;

•
the transfer of the FHFA’s functions, powers and duties to the FMIC, although the FHFA would exist as an independent office within the FMIC and would continue to be responsible for supervision and regulation of the FHLBanks; and

•	permission for the FHLBanks to form subsidiaries that may serve as mortgage aggregators in the process of creating the mortgage-backed securities.

We expect Congress to consider these and other changes to the U.S. housing finance system in the coming months. Any such proposal likely would impact the FHLBank System, although we cannot yet predict what this impact is likely to be. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Money Market Mutual Fund (MMF) Reform. In 2012, the Oversight Council proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The demand for COs may be impacted by the structural reforms ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.

CFPB Final Rule on Qualified Mortgages. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable “safe harbor” from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a qualified mortgage. Qualified mortgages are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the FHFA announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a qualified mortgage under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the qualified mortgage underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date it issued the final ability to repay/final qualified mortgage standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as qualified mortgages. Comments were due by February 25, 2013.

The qualified mortgage liability safe harbor could provide incentives to lenders, including our members, to potentially limit their mortgage lending to qualified mortgages or otherwise reduce their origination of mortgage loans that are not qualified mortgages. The value and marketability of mortgage loans that are not qualified mortgages and seasoned loans, including those pledged as collateral to secure advances, may be adversely impacted. Furthermore, we note that this rule adds to the litany of cumulative regulatory impacts enacted in the last few years, which could dampen the volume of mortgage loan originations. This, in turn, could reduce demand for advances.

Basel Committee on Banking Supervision - Final Capital Framework. In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency (the OCC) adopted a final rule, and the FDIC (together with the Federal Reserve and the OCC, the Financial Regulators) adopted an interim final rule (which was amended September 10, 2013), establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The FHLBanks are not required to meet Basel III requirements, but many FHLBank members are subject to these new requirements. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, which could decrease their need for advances. Most of our members must begin to comply with the final rule by January 1, 2015, although some larger institutions were required to begin to comply by January 1, 2014.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Financial Regulators issued a proposed rule with a comment deadline of January 31, 2014, for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, nonbank financial institutions designated for Federal Reserve supervision, certain savings and loan holding companies, depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance-sheet foreign exposure, and their consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule defines various categories of high quality, liquid assets to satisfy the LCR, and these high quality, liquid assets are further categorized into Levels 1, 2A or 2B. The treatment of high quality, liquid assets for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, COs would be Level 2A high quality, liquid assets. At this time, the impact of this rule (if adopted) on COs is uncertain.

In addition, if the proposed rule is adopted as currently drafted, it may impact members to the extent that they fall under the asset definitions. Since liquid assets such as U.S. Treasury and agency securities receive more favorable treatment in the LCR calculation, we may potentially see affected members substitute more liquid collateral currently pledged to us with less liquid collateral. All collateral pledged to us must meet our required eligibility standards including applicable haircuts for each respective collateral type.

National Credit Union Administration Final Rule on Access to Emergency Liquidity. On October 30, 2013, the National Credit Union Administration published a final rule requiring, among other things, that federally insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Accordingly, the final rule may adversely impact our results of operations if it causes federally insured credit union members to favor these federal liquidity sources over advances.

CREDIT RATING AGENCY DEVELOPMENTS

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

As of March 15, 2014, S&P’s long-and short-term credit ratings for us and 10 other FHLBanks are AA+ and A-1+, with a stable outlook. The other FHLBank is rated AA and A-1+, with a stable outlook.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Market risk is the risk to earnings or shareholder value due to adverse movements in interest rates, market prices, or interest-rate spreads. Market risk arises in the normal course of business from our investment in mortgage assets, where risk cannot be eliminated; from the fact that assets and liabilities are priced in different markets; and from tactical decisions to, from time to time, assume some risk to generate income.

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

We also incur interest-rate risk in the investment of our noninterest-bearing member stock capital and retained earnings in interest-earning assets. Traditionally we have sought to invest our capital in liquid short-term money market assets to maintain liquidity and to provide our members with a money market-based return on capital. While this capital investment strategy is comparatively risk-neutral in terms of our market risk, it exposes our interest income to the level and volatility of rates in the markets. As the Federal Reserve has sought to stimulate the U.S. economy during the prolonged economic recession through a low-rate accommodative policy, our net interest income realized on our member stock capital investment has been lower than could have been realized on alternative longer-term investments.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques to manage our market and interest-rate risk. Principal among our tools for interest-rate-risk management is the issuance of debt that can be used to match interest-rate-risk exposures of our assets. For example, we can issue a CO with a maturity of 30 years to fund an investment with a 30 year maturity. The debt may be noncallable until maturity or callable on and/or after a certain date.

COs may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2013, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.4 billion, compared with $13.5 billion at December 31, 2012, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.2 billion and $858.0 million at December 31, 2013, and December 31, 2012, respectively.

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

Because the interest-rate swaps and hedged assets and liabilities trade in different markets, they are subject to basis risk that is reflected in our VaR calculations and fair-value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the hedged items that are attributable to changes in the benchmark LIBOR interest rate.

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

Investments

We hold certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At December 31, 2013, and December 31, 2012, this portfolio of hedged investments had an amortized cost of $828.6 million and $1.1 billion, respectively.

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

We mitigate our exposure to changes in interest rates by funding a portion of our mortgage portfolio with callable debt. When interest rates change, our option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing us to respond in kind to prepayment activity. Conversely, if interest rates increase, we may allow the debt to remain outstanding until maturity. We use various cash instruments including shorter-term debt, callable, and noncallable long-term debt to reprice debt when mortgages prepay faster or slower than expected. Our debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates.

Swapped Consolidated Obligation Debt

We may also issue bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $7.0 billion, or 30.2 percent of our total outstanding CO bonds at December 31, 2013, compared with $8.9 billion, or 34.4 percent of total outstanding CO bonds, at December 31, 2012.

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

We use certain quantitative systems to evaluate our risk position. These systems are capable of employing various interest-rate term-structure models and valuation techniques to determine the values and sensitivities of complex or option-embedded instruments such as mortgage loans; MBS; callable bonds and swaps; and adjustable-rate instruments with embedded caps and floors, among others. These models require the following:

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

Market Value of Equity Estimation and Market Risk Limit. MVE is the net economic value of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the theoretical market value of our assets and the theoretical market value of our liabilities.

Market Value of Equity/Book Value of Equity Ratio. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), is a theoretical measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, we caution that care must be taken to properly interpret the results of the MVE analysis as the theoretical basis for these valuations may not be fully representative of future realized prices. Further, valuations are based on market curves and prices respective of individual assets, liabilities, and derivatives, and therefore are not representative of future net income to be earned by us through the spread between asset market curves and the market curves for funding costs. MVE should not be considered indicative of our market value as a going concern because it does not consider future new business activities, risk-management strategies or the net profitability of assets after funding costs are subtracted.

For purposes of measuring this ratio, the BVE is equal to our permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. BVE excludes accumulated other comprehensive loss. At December 31, 2013, our MVE was $4.2 billion and our BVE was $4.3 billion. At December 31, 2012, our MVE was $3.9 billion and our BVE was $4.3 billion. Our ratio of MVE to BVE was 97.5 percent at December 31, 2013, compared with 92.7 percent at December 31, 2012.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock floor of 100 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2013, that ratio was 119.4 percent.

The following chart displays our MVE to BVE and MVE to par stock ratios over the preceding quarters, based on the factors described above.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR stress scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992.

The table below presents the historical simulation VaR estimate as of December 31, 2013, and December 31, 2012, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	December 31, 2013		December 31, 2012
Confidence Level	% of MVE (2)	$ million	% of MVE (1)	$ million
50%	(0.12)%	$(5.0)	(0.16)%	$(6.2)
75%	0.46	19.1	0.53	21.0
95%	1.64	68.8	1.42	56.1
99%	3.27	136.9	2.03	80.0
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

(2)	Loss exposure is expressed as a percentage of base MVE.

The following table outlines our VaR exposure to the 99th percentile, consistent with FHFA regulations, over 2013 and 2012.

Value-at-Risk 99th Percentile (dollars in millions)

	2013	2012
Year ending December 31	$136.9	$80.0
Average VaR for year ending December 31	115.7	74.2
Maximum month-end VaR during the year ending December 31	164.1	90.0
Minimum month-end VaR during the year ending December 31	61.0	58.8

As measured by VaR at a 99th percent confidence interval, our potential losses to MVE due to changes in interest rates and other market factors increased to $136.9 million as of December 31, 2013, from $80.0 million as of December 31, 2012. The increase in VaR since December 31, 2012, resulted from higher rates and higher levels of long term advances with longer maturities.

Our risk-management policy requires that VaR not exceed $275.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' Risk Committee of such breach. We complied with our VaR limit at all times during the year ended December 31, 2013.

Duration of Equity. Another measure of risk that we use is duration of equity. Duration of equity measures the percentage change to shareholder value due to movements in interest rates. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and a depreciation in shareholder value for increasing rate environments. We have established a limit of +/- 4.0 years for duration of equity based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Our policies require us to notify our board of directors' Risk Committee of such breach. We did not breach this limit in 2013.

As of December 31, 2013, our duration of equity was +0.9 years, compared with +0.3 years at December 31, 2012.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in thousands).

	December 31, 2013
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE	$4,223	$4,245	$4,211	$4,189	$4,135	$4,042	$3,930
Percent change in MVE from base	0.8%	1.3%	0.5%	—%	(1.3)%	(3.5)%	(6.2)%
MVE/BVE	98.3%	98.8%	98.0%	97.5%	96.2%	94.1%	91.5%
MVE/Par Stock	120.4%	121.0%	120.1%	119.4%	117.9%	115.2%	112.0%
Duration of Equity	+ 0.1 year	+ 0.1 year	+0.4 years	+0.9 years	+1.9 years	+ 2.5 years	+2.9 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.6%	2.8%	2.6%	2.8%	2.6%	2.2%	1.7%
Net income percent change from base	(16.0)%	(12.0)%	(17.5)%	—%	24.0%	42.4%	59.9%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for December 31, 2013 is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock.

	December 31, 2012
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE	$4,056	$4,024	$4,017	$3,949	$3,932	$3,841	$3,697
Percent change in MVE	2.7%	1.9%	1.7%	—%	(0.4)%	(2.7)%	(6.4)%
MVE/BVE	95.2%	94.5%	94.3%	92.7%	92.3%	90.2%	86.8%
MVE/Par Stock	110.5%	109.6%	109.4%	107.6%	107.1%	104.6%	100.7%
Duration of Equity	+1.0 years	+0.5 years	+1.6 years	+0.3 years	+1.5 years	+3.1 years	+4.3 years
Return on Regulatory Capital less 3-month LIBOR (2)	3.1%	3.1%	3.1%	2.6%	1.8%	1.1%	0.3%
Net Income percent change from base	(9.3)%	(9.1)%	(3.8)%	—%	7.8%	16.6%	21.7%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation results for December 31, 2012 have been revised to conform to the current period methodology, which is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock.

Convexity Management Action Trigger and Limit. We measure the convexity of our MVE and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent in an up or down 200 basis point parallel rate shock scenario. Our policies require management to notify the board of director’s risk committee if the limit is breached and to take steps to reduce the risk exposure. As per the percent change in MVE lines in the above tables, we satisfied the limit at each of December 31, 2013 and December 31, 2012.

MPF Portfolio Management Action Trigger of 25 Percent of Our VaR Limit. We have established a management action trigger for VaR exposure from our investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of our overall VaR limit. While we seek to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and our funding curves. This management action trigger was $68.8 million at December 31, 2013, based on our overall VaR limit of $275.0 million. Our actual MPF portfolio VaR exposure at December 31, 2013, was $87.0 million, compared with $27.0 million as of December 31, 2012.

We exceeded the MPF Portfolio VaR management action trigger at December 31, 2013. The breach is largely the result of the combined impact of the higher interest-rate environment that occurred during the second quarter of 2013 and of the stress impact of certain modeled scenarios where mortgages underperform our CO curve. As a result of the breach, management reviewed the risk exposure in the MPF portfolio and the risk exposure of the entire balance sheet as required by the trigger. Although we found the MPF risk exposure to correlate with the risk exposure of the entire balance sheet, because the risk of the overall balance sheet as measured by VaR remains well below both its management action trigger and limit, no reduction to the MPF risk profile was required. Should the MPF VaR management action trigger continue to be breached, and should our VaR increase closer to its trigger and limit, management expects to reduce our risk exposure by making changes to the balance sheet including adding long-term debt or pay-fixed swaps.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in interest rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration shorter than our liabilities. Our duration gap was +1.0 months at December 31, 2013, compared with +0.4 months at December 31, 2012.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. We measure simulated 12-month net income and return on regulatory capital under these scenarios; the simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, future other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where our projected return on regulatory capital would fall below three-month LIBOR over the following 12-month horizon in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2013, showed that in the worst-case scenario, our return on equity falls to 173 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

The income simulation metric for December 31, 2013 is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock. The results for December 31, 2012, have been revised to conform to the current period methodology.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 9.3 percent as of December 31, 2013, compared with 9.6 percent as of December 31, 2012.
Our economic capital ratio was not below 4.0 percent at any time during the year ended December 31, 2013.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2013, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (1992).

Additionally, our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Boston:

In our opinion, the accompanying statements of condition and the related statements of operations, comprehensive income, capital, and cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2013, and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Boston, Massachusetts
March 24, 2014

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$641,033	$240,945
Interest-bearing deposits	195	192
Securities purchased under agreements to resell	3,750,000	4,015,000
Federal funds sold	850,000	600,000
Investment securities:
Trading securities	247,174	274,293
Available-for-sale securities - includes $3,381 and $8,582 pledged as collateral at December 31, 2013 and 2012, respectively that may be repledged	3,995,310	5,268,237
Held-to-maturity securities - includes $65,996 and $100,124 pledged as collateral at December 31, 2013 and 2012, respectively that may be repledged (a)	4,138,661	5,396,335
Total investment securities	8,381,145	10,938,865
Advances	27,516,678	20,789,704
Mortgage loans held for portfolio, net of allowance for credit losses of $2,221 and $4,414 at December 31, 2013 and 2012, respectively	3,368,476	3,478,896
Accrued interest receivable	83,458	100,404
Premises, software, and equipment, net	4,108	4,382
Derivative assets, net	4,318	111
Other assets	38,665	40,518
Total Assets	$44,638,076	$40,209,017
LIABILITIES
Deposits	517,565	594,968
Consolidated obligations (COs):
Bonds	23,465,906	26,119,848
Discount notes	16,060,781	8,639,048
Total consolidated obligations	39,526,687	34,758,896
Mandatorily redeemable capital stock	977,348	215,863
Accrued interest payable	83,386	96,356
Affordable Housing Program (AHP) payable	62,591	50,545
Derivative liabilities, net	608,152	907,092
Other liabilities	24,602	19,198
Total liabilities	41,800,331	36,642,918
Commitments and contingencies (Note 20)
CAPITAL
Capital stock – Class B – putable ($100 par value), 25,305 shares and 34,552 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,530,471	3,455,165
Retained earnings:
Unrestricted	681,978	523,203
Restricted	106,812	64,351
Total retained earnings	788,790	587,554
Accumulated other comprehensive loss	(481,516)	(476,620)
Total capital	2,837,745	3,566,099
Total Liabilities and Capital	$44,638,076	$40,209,017
_______________________________________
(a)   Fair values of held-to-maturity securities were $4,499,441 and $5,699,230 at December 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Years Ended December 31,
	2013	2012	2011
INTEREST INCOME
Advances	$228,825	$290,604	$328,467
Prepayment fees on advances, net	23,508	65,804	28,430
Securities purchased under agreements to resell	2,388	9,383	3,574
Federal funds sold	1,625	2,101	6,518
Trading securities	9,559	10,101	15,831
Available-for-sale securities	63,005	69,674	64,704
Held-to-maturity securities	123,416	145,619	166,551
Prepayment fees on investments	6,198	535	1,652
Mortgage loans held for portfolio	128,232	136,356	149,260
Other	4	6	2
Total interest income	586,760	730,183	764,989
INTEREST EXPENSE
Consolidated obligations - bonds	318,174	404,996	448,537
Consolidated obligations - discount notes	6,952	11,641	9,510
Deposits	19	60	242
Mandatorily redeemable capital stock	5,754	1,035	721
Other borrowings	6	3	3
Total interest expense	330,905	417,735	459,013
NET INTEREST INCOME	255,855	312,448	305,976
Reduction of provision for credit losses	(1,954)	(3,127)	(831)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	257,809	315,575	306,807
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(181)	(14,283)	(53,044)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(2,385)	7,110	(24,023)
Net other-than-temporary impairment losses on investment securities, credit portion	(2,566)	(7,173)	(77,067)
Litigation settlements	53,305	2,317	—
Loss on early extinguishment of debt	(5,148)	(23,474)	—
Service fees	6,586	6,074	8,196
Net unrealized (losses) gains on trading securities	(13,190)	7,087	18,830
Net gains (losses) on derivatives and hedging activities	7,440	(7,493)	(24,908)
Realized net gain from sale of available-for-sale securities	—	—	12,801
Realized gain from sale of held-to-maturity securities	—	—	8,458
Other	(2,983)	554	464
Total other income (loss)	43,444	(22,108)	(53,226)
OTHER EXPENSE
Compensation and benefits	36,628	34,977	32,513
Other operating expenses	19,591	18,541	20,371
Federal Housing Finance Agency (the FHFA)	3,181	4,513	4,947
Office of Finance	2,549	2,708	2,771
Other	2,768	2,544	4,497
Total other expense	64,717	63,283	65,099
INCOME BEFORE ASSESSMENTS	236,536	230,184	188,482
AHP	24,229	23,122	17,812
Resolution Funding Corporation (REFCorp)	—	—	11,078
Total assessments	24,229	23,122	28,890
NET INCOME	$212,307	$207,062	$159,592

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2013, 2012, and 2011 (dollars in thousands)
	For the Year Ended December 31,
	2013	2012	2011
Net income	$212,307	$207,062	$159,592
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(79,122)	25,917	(20,566)
Reclassification adjustment for realized net gains included in net income	—	—	(12,801)
Total net unrealized (losses) gains on available-for-sale securities	(79,122)	$25,917	$(33,367)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion of other-than-temporary impairment losses	(63)	(10,931)	(36,310)
Reclassification of noncredit portion included in net income	2,448	3,821	60,333
Accretion of noncredit portion	57,862	72,931	146,509
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	60,247	65,821	170,532
Net unrealized gains (losses) relating to hedging activities
Unrealized gains (losses)	13,419	(32,733)	(31,981)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	14	14	14
Total net unrealized gains (losses) relating to hedging activities	13,433	(32,719)	(31,967)
Pension and postretirement benefits	546	(1,228)	(1,498)
Total other comprehensive (loss) income	(4,896)	57,791	103,700
Total comprehensive income	$207,411	$264,853	$263,292

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2013, 2012, and 2011 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2010	36,644	$3,664,425	$249,191	$—	$249,191	$(638,111)	$3,275,505
Proceeds from sale of capital stock	1,017	101,744					101,744
Shares reclassified to mandatorily redeemable capital stock	(1,408)	(140,821)					(140,821)
Comprehensive income			136,653	22,939	159,592	103,700	263,292
Cash dividends on capital stock			(10,686)		(10,686)		(10,686)
BALANCE, DECEMBER 31, 2011	36,253	3,625,348	375,158	22,939	398,097	(534,411)	3,489,034
Proceeds from sale of capital stock	683	68,243					68,243
Repurchase of capital stock	(2,374)	(237,412)					(237,412)
Shares reclassified to mandatorily redeemable capital stock	(10)	(1,014)					(1,014)
Comprehensive income			165,650	41,412	207,062	57,791	264,853
Cash dividends on capital stock			(17,605)		(17,605)		(17,605)
BALANCE, DECEMBER 31, 2012	34,552	3,455,165	523,203	64,351	587,554	(476,620)	3,566,099
Proceeds from sale of capital stock	2,098	209,839					209,839
Repurchase of capital stock	(2,750)	(275,011)					(275,011)
Shares reclassified to mandatorily redeemable capital stock	(8,595)	(859,522)					(859,522)
Comprehensive income			169,846	42,461	212,307	(4,896)	207,411
Cash dividends on capital stock			(11,071)		(11,071)		(11,071)
BALANCE, DECEMBER 31, 2013	25,305	$2,530,471	$681,978	$106,812	$788,790	$(481,516)	$2,837,745

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$212,307	$207,062	$159,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(52,782)	(17,874)	(8,505)
Reduction of provision for credit losses	(1,954)	(3,127)	(831)
Change in net fair-value adjustments on derivatives and hedging activities	(1,899)	104,657	85,455
Net other-than-temporary impairment losses on investment securities, credit portion	2,566	7,173	77,067
Loss on early extinguishment of debt	5,148	23,474	—
Other adjustments	670	(414)	(383)
Realized net gain from sale of available-for-sale securities	—	—	(12,801)
Realized gain from sale of held-to-maturity securities	—	—	(8,458)
Net change in:
Market value of trading securities	13,190	(7,087)	(18,830)
Accrued interest receivable	16,946	16,113	28,660
Other assets	(3,031)	1,268	(1,434)
Accrued interest payable	(12,970)	(14,428)	(30,358)
Other liabilities	16,026	17,281	23,410
Total adjustments	(18,090)	127,036	132,992
Net cash provided by operating activities	194,217	334,098	292,584

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(2,279)	(15)	(22)
Securities purchased under agreements to resell	265,000	2,885,000	(4,725,000)
Federal funds sold	(250,000)	1,670,000	3,315,000
Premises, software, and equipment	(1,619)	(1,741)	(2,109)
Trading securities:
Net decrease in short-term	—	—	5,320,000
Proceeds from long-term	13,929	6,957	4,406
Available-for-sale securities:
Proceeds from long-term	1,767,583	1,604,039	2,648,418
Purchases of long-term	(739,317)	(1,615,479)	(492,011)
Held-to-maturity securities:
Proceeds from long-term	1,335,016	1,320,633	1,729,788
Purchases of long-term	—	—	(1,810,733)
Advances to members:
Proceeds	222,580,630	153,743,070	121,039,647
Disbursements	(229,520,657)	(149,439,369)	(118,232,565)
Mortgage loans held for portfolio:
Proceeds	707,309	853,382	648,085
Purchases	(617,971)	(1,243,059)	(525,950)
Proceeds from sale of foreclosed assets	11,972	9,408	10,695
Net cash (used in) provided by investing activities	(4,450,404)	9,792,826	8,927,649

FINANCING ACTIVITIES

Net change in deposits	(75,860)	(78,217)	(76,973)
Net payments on derivatives with a financing element	(18,756)	(31,807)	(38,735)
Net proceeds from issuance of consolidated obligations:
Discount notes	62,164,153	116,545,038	465,308,092
Bonds	6,560,509	11,306,531	12,816,051
Bonds transferred from other Federal Home Loan Banks (the FHLBanks)	80,135	427,909	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(54,742,653)	(122,558,485)	(469,178,964)
Bonds	(9,136,984)	(15,409,688)	(18,031,350)
Proceeds from issuance of capital stock	209,839	68,243	101,744
Payments for redemption of mandatorily redeemable capital stock	(98,037)	(12,580)	(3,469)
Payments for repurchase of capital stock	(275,011)	(237,412)	—
Cash dividends paid	(11,060)	(17,605)	(10,686)
Net cash provided by (used in) financing activities	4,656,275	(9,998,073)	(9,114,290)
Net increase in cash and due from banks	400,088	128,851	105,943
Cash and due from banks at beginning of the year	240,945	112,094	6,151
Cash and due from banks at end of the year	$641,033	$240,945	$112,094
Supplemental disclosures:
Interest paid	$418,173	$495,601	$535,626
AHP payments	$11,077	$5,415	$5,775
REFCorp assessments refunded, net	$—	$—	$(2,512)
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$9,499	$13,488	$10,953

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Background Information

We are a federally chartered corporation and one of 12 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. We provide a readily available, competitively priced source of funds to our members and certain nonmember institutions (referred to as housing associates) located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs) and insurance companies with their principal places of business in New England and engaged in residential housing finance, may apply for membership. State and local housing authorities (housing associates) that meet certain statutory criteria may also borrow from us. While eligible to borrow, housing associates are not our members and, therefore, are not allowed to hold capital stock. As a cooperative, current and former members own all of our outstanding capital stock and may receive dividends on their investment. We do not have any wholly or partially owned subsidiaries, and we do not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

All members must purchase our stock as a condition of membership, as well as a condition of engaging in certain business activities with us. Capital stock of former members will remain outstanding as long as business activities with those former members exist. See Note 16 — Capital, for a complete description of the capital-stock-purchase requirements. We consider related parties to be those members with 10 percent or more of the voting interests of our capital stock outstanding. See Note 21 — Transactions with Shareholders for additional information.

The FHFA, our primary regulator, was established and became the independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae), effective July 30, 2008, with the passage of the Housing and Economic Recovery Act of 2008, as amended (HERA). Pursuant to HERA, all existing regulations, orders, determinations, and resolutions of the FHLBank's former regulator, the Federal Housing Finance Board (the Finance Board), remain in effect until modified, terminated, set aside, or superseded by the FHFA Director, any court of competent jurisdiction, or operation of law. In accordance with HERA, the Finance Board was abolished one year after the date of enactment of HERA.

A purpose of the FHFA is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the FHFA is responsible for ensuring that 1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets, 2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under HERA and the authorizing statutes, 3) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with HERA and the authorizing statutes, and 4) the activities of each FHLBank and the manner in which such FHLBank is operated is consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established to facilitate the issuance and servicing of the FHLBanks' COs and to prepare the combined quarterly and annual financial reports of the 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), and applicable regulations, COs are backed only by the financial resources of all 12 FHLBanks and are our primary source of funds. Deposits, other borrowings, and the issuance of capital stock, which is principally held by our current and former members, provide other funds. We primarily use these funds to provide loans, called advances, and other products and also to fund investments, which are principally used for liquidity and leverage management. We also use these funds to invest in mortgage loans. In addition, we offer correspondent services, such as wire-transfer, investment-securities-safekeeping, and settlement services.

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

Financial Instruments Meeting Netting Requirements

We present certain financial instruments on a net basis when they have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 11 — Derivatives and Hedging Activities for additional information regarding these agreements.

Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. At December 31, 2013, we had $3.8 billion in securities purchased under agreements to resell. There were no offsetting amounts related to these securities at December 31, 2013.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

These investments provide short-term liquidity and are carried at cost. Federal funds sold consist of short-term, unsecured loans made to investment-grade counterparties. Securities purchased under agreements to resell are treated as short-term collateralized loans which are classified as assets in the statement of condition. These securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians, which we have approved. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to provide additional securities in safekeeping in our name in an amount equal to the decrease or remit cash in such amount. If the counterparty defaults on this obligation, we will decrease the dollar value of the resale agreement accordingly. We have not sold or repledged the collateral received on securities purchased under agreements to resell. Securities purchased under agreements to resell averaged $2.8 billion during 2013 and $5.5 billion during 2012, and the maximum amount outstanding at any month-end during 2013 and 2012 was $3.8 billion and $7.5 billion, respectively.

Investment Securities

We classify investments as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are held for liquidity purposes and carried at fair value. We record changes in the fair value of these investments through other income as net unrealized (losses) gains on trading securities. FHFA regulation and our risk-management policy prohibit trading in or the speculative use of these instruments and limit the credit risks we have from these instruments.

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivatives, or in an economic hedging relationship, are recorded in accumulated other comprehensive loss as net unrealized (losses) gains on available-for-sale securities. For available-for-sale securities that have been hedged under fair-value hedge designations, we record the portion of the change in fair value related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in accumulated other comprehensive loss as net unrealized (losses) gains on available-for-sale securities.

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

Advances

We report advances at amortized cost. Advances carried at amortized cost are reported net of premiums/discounts and any hedging adjustments, as discussed in Note 8 — Advances. We generally record our advances at par. However, we may record premiums or discounts on advances in the following cases:

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

Prepayment Fees. We charge borrowers a prepayment fee when they prepay certain advances before the original maturity. We record prepayment fees net of hedging fair-value adjustments included in the carrying value of the advance as prepayment fees on advances, net in the interest income section of the statement of operations.

Advance Modifications. In cases in which we fund a new advance concurrently with or within a short period of time of the prepayment of an existing advance by the same member, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of the existing advance or whether it constitutes a new advance. We compare the present value of cash flows on the new advance with the present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the present value of cash flows or if we conclude the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the advance's original contractual terms, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

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

Mortgage Loans Held for Portfolio

We participate in the Mortgage Partnership Finance® (MPF®) program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 9 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2013, all our investments in mortgage loans are held for portfolio. Accordingly, these investments are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from investments initially classified as mortgage loan commitments and the allowance for credit losses on mortgage loans.

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

Credit-Enhancement Fees. FHFA regulations require that our investments in mortgage loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in at least an investment-grade category, such as triple-B. For conventional mortgage loans, participating financial institutions retain a portion of the credit risk on the loans in which we invest by providing credit-enhancement protection either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. Credit-enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the pertinent MPF loans. The required credit-enhancement amount varies depending on the MPF product. Credit-enhancement fees are recorded as an offset to mortgage-loan-interest income. To the extent that losses in the current month exceed performance-based credit-enhancement fees accrued, the remaining losses may be recovered from future performance-based credit-enhancement fees payable to the participating financial institution.

Other Fees. We record other nonorigination fees in connection with our MPF program activities, such as delivery-commitment-extension fees, pair-off fees, price-adjustment fees, and counterparty fees in connection with the MPF Xtra product in other income. Delivery-commitment-extension fees are charged when a participating financial institution requests to extend the period of the delivery commitment beyond the original stated expiration. Pair-off fees represent a make-whole provision; they are received when the amount funded under a delivery commitment is less than a certain threshold (under-delivery) of the delivery-commitment amount. Price-adjustment fees are received when the amount funded is greater than a certain threshold (over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are recorded in service fee income. Fees related to over-deliveries represent purchase-price adjustments to the related loans acquired and are recorded as part of the carrying value of the loan. The FHLBank of Chicago pays us a counterparty fee for the costs and expenses of marketing activities for loans originated for sale via the MPF Xtra product.

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

Mortgage-Loan Participations. We have purchased participations in MPF loans from the FHLBank of Chicago under a participation facility pursuant to which we may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago. We generally consider our investments in participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits us to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to our investments in mortgage loans throughout this report include the participation interests purchased under this participation facility. As of December 31, 2013, we had $477.5 million in 100 percent participation interests outstanding that had been purchased under this facility.

We have also sold full and partial participation interests in MPF loans to the FHLBank of Chicago, although our last such sale was in 2006. For these loans, we share with the FHLBank of Chicago the pro rata purchase amounts for each respective loan acquired from the participating financial institution; the relevant pro rata share of principal and interest payments; and the pro rata responsibility for credit-enhancement fees and credit losses. Each of us may hedge our respective share of the delivery commitments.

Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in our portfolio as of the statement of condition date. To the extent necessary, an allowance for credit losses for off-balance-sheet credit exposure is recorded as a liability.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. We have established an allowance methodology for each of our portfolio segments. See Note 10 – Allowance for Credit Losses for additional information.

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

REO

REO includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is recorded as other assets in the statement of condition and is carried at the lower of cost or fair value less estimated selling costs. Fair value is derived from third-party valuations of the property. If the fair value of the REO less estimated selling costs is less than the recorded investment in the MPF loan at the date of transfer, we recognize a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.

Derivatives

All derivatives are recognized on the statement of condition at fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing members and/or counterparties. We offset fair-value amounts recognized for derivatives and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same clearing member and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Derivative assets and derivative liabilities reported on the statement of condition also include net accrued interest. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but is an acceptable hedging strategy under our risk-management policy. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments.

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

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2013 and 2012, we had certain advances with embedded features that met the requirement to be separated from the host contract and designate the embedded features as a stand-alone derivative. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 8 — Advances for the fair value of the embedded derivatives.

Premises, Software, and Equipment

We record premises, software, and equipment at cost less accumulated depreciation and amortization and compute depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. We amortize leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. We include gains and losses on disposal of premises, software, and equipment in other income (loss) on the statement of operations. The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. At December 31, 2013, and 2012, we had $1.6 million and $1.5 million, respectively, in unamortized computer software costs.

Accumulated Depreciation and Amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $13.0 million and $11.2 million at December 31, 2013, and 2012, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for premises, software, and equipment was $1.9 million, $1.9 million, and $2.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. These amounts include $714,000, $827,000, and $863,000 of amortization of computer software costs for the years ended December 31, 2013, 2012, and 2011, respectively.

Disposal of Premises, Software, and Equipment. There were no realized gains or losses on disposal of premises, software, and equipment in 2013. For the years ended December 31, 2012 and 2011, we had a net realized gain of $4,000 and a net realized loss of $134,000, respectively, on disposal of premises, software, and equipment.

COs

We record COs at amortized cost.

Discounts and Premiums. We accrete discounts and amortize premiums on COs to interest expense using the level-yield method over the contractual term to maturity of the CO.

Concessions on COs. We pay concessions to dealers in connection with the issuance of certain COs. The Office of Finance prorates the amounts paid to dealers based upon the percentage of debt issued that we assumed. We defer and amortize these dealer concessions using the level-yield method over the contractual term to maturity of the COs. Unamortized concessions are included in other assets on the statement of condition and the amortization of those concessions is included in CO interest expense on the statement of operations.

Mandatorily Redeemable Capital Stock

We reclassify stock subject to redemption from equity to a liability after a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership, since the shares meet the definition of a mandatorily redeemable financial instrument upon such instances. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense on the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

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

Restricted Retained Earnings

In 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended (the Joint Capital Agreement). Since the third quarter of 2011, the Joint Capital Agreement has required each FHLBank to contribute 20 percent of its quarterly net income to a separate restricted retained earnings account at that FHLBank until that account balance equals at least one percent of that FHLBank's average balance of outstanding COs for the previous quarter. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition.

FHFA Expenses

We fund a portion of the costs of operating the FHFA. The portion of the FHFA's expenses and working capital fund paid by the FHLBanks is allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. We must pay an amount equal to one-half of our annual assessment twice each year.

Office of Finance Expenses

Each FHLBank's proportionate share of Office of Finance operating and capital expenditures has been calculated using a formula based upon the following components: (1) two-thirds based upon each FHLBank's share of total COs outstanding and (2) one-third based upon an equal pro-rata allocation.

Assessments

Affordable Housing Program. The FHLBank Act requires us to establish and fund an AHP based on positive annual net earnings, providing grants to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. We charge the required funding for the AHP to earnings and establish a liability, except when annual net earnings are zero or negative, in which case there is no requirement to fund an AHP. We also issue AHP advances at interest rates below the customary interest rate for nonsubsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 14 — Affordable Housing Program for additional information.

REFCorp. Although we are exempt from ordinary federal, state, and local taxation except for local real-estate tax, we were required to make payments to REFCorp through the second quarter of 2011, after which our obligation was satisfied. These payments represented a portion of the interest on bonds that were issued by REFCorp. REFCorp is a government corporation established by Congress in 1989 that provided funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp. See Note 15 — Resolution Funding Corporation for additional information.

Cash Flows

In the statement of cash flows, we consider noninterest bearing cash and due from banks as cash and cash equivalents. Federal funds sold and interest-bearing deposits are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

Related-Party Activities

We defined related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. See Note 21 — Transactions with Shareholders for additional information.

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2012 and 2011 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2013.

Subsequent Events

Subsequent events have been evaluated through the date of filing this financial report with the Securities and Exchange Commission. See Note 23 — Subsequent Events for more information.

"Mortgage Partnership Finance," and "MPF," are registered trademarks of the FHLBank of Chicago.

Note 2 — Recently Issued and Adopted Accounting Guidance

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the Financial Accounting Standards Board (FASB) issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014, and may be adopted under either the modified retrospective transition method or the prospective transition method. We are currently assessing the impact the amended guidance will have on our financial condition, results of operations, and cash flows.

Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the FASB amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. Including OIS as an acceptable U.S. benchmark interest rate, in addition to United States Treasuries and London Interbank Offered Rates (LIBOR), provides a more comprehensive spectrum of interest-rate resets to utilize as the designated benchmark interest-rate risk component under the hedge accounting guidance. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not affect our financial condition, results of operations, or cash flows.

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

Upon adoption of this guidance on January 1, 2014, we continued to recognize the COs for which we are the direct obligor as a liability, and did not recognize any amount for COs for which other FHLBanks are direct obligors. Adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows. See Note 20 – Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board (the IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity's financial position, whether an entity's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013, to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. We are required to disclose both gross and net information about derivative, repurchase, and security lending instruments that meet these criteria. This guidance, as amended, became effective for us for interim and annual periods beginning on January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of this guidance has resulted in additional financial statement disclosures but did not affect our financial condition, results of operations, or cash flows. We do not have repurchase agreements and reverse repurchase agreements or securities borrowing and securities lending transactions that are subject to offset in our statement of condition. As a result, we are only providing the required disclosures related to derivative instruments. See Note 11 — Derivatives and Hedging Activities for disclosures related to this guidance.

Presentation of Comprehensive Income. On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive loss. This guidance does not change the current requirements for reporting net income or comprehensive income in financial statements. Rather, it requires an entity to present, either on the face of the financial statement where net income is presented or in the footnotes, significant amounts reclassified out of accumulated other comprehensive loss. These amounts are presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for interim and annual periods beginning after December 15, 2012, and has been applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures but did not affect our financial condition, results of operations, or cash flows. See Note 17 — Accumulated Other Comprehensive Loss for disclosures related to this guidance.

Regulatory Guidance

Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adversely classifying loans, other REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. The guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014, and the charge-off requirements will be implemented no later than January 1, 2015. Adopting the provisions of AB 2012-02 is not expected to have a material impact on our results of operations or financial condition.

Note 3 — Cash and Due from Banks

Compensating Balances. We maintain collected cash balances with various commercial banks in return for certain services. The related agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $189.4 million and $198.9 million for the years ended December 31, 2013 and 2012, respectively.

Note 4 — Trading Securities

Major Security Types. Our trading securities as of December 31, 2013 and 2012, were (dollars in thousands):

	December 31, 2013	December 31, 2012
MBS
U.S. government-guaranteed – residential	$14,331	$16,876
GSEs – residential	3,486	4,946
GSEs – commercial	229,357	252,471
Total	$247,174	$274,293

Net unrealized (losses) gains on trading securities were as follows:

	For the Years Ended December 31,
	2013	2012	2011

Net unrealized (losses) gains on trading securities held at period-end	$(13,056)	$7,087	$18,830
Net unrealized losses on trading securities matured during the year	(134)	—	—
Net unrealized (losses) gains on trading securities	$(13,190)	$7,087	$18,830

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of December 31, 2013, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$439,098	$—	$(23,963)	$415,135
U.S. government-owned corporations	273,342	—	(34,557)	238,785
GSEs	896,767	2,292	(10,534)	888,525
	1,609,207	2,292	(69,054)	1,542,445
MBS
U.S. government guaranteed – residential	273,861	416	(2,680)	271,597
U.S. government guaranteed – commercial	309,506	77	(482)	309,101
GSEs – residential	1,904,501	5,237	(37,571)	1,872,167
	2,487,868	5,730	(40,733)	2,452,865
Total	$4,097,075	$8,022	$(109,787)	$3,995,310
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

The following table summarizes our available-for-sale securities with unrealized losses as of December 31, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$415,135	$(23,963)	$415,135	$(23,963)
U.S. government-owned corporations	—	—	238,785	(34,557)	238,785	(34,557)
GSEs	—	—	105,644	(10,534)	105,644	(10,534)
	—	—	759,564	(69,054)	759,564	(69,054)

MBS
U.S. government guaranteed – residential	211,044	(2,680)	—	—	211,044	(2,680)
U.S. government guaranteed – commercial	164,407	(482)	—	—	164,407	(482)
GSEs – residential	1,383,396	(37,571)	—	—	1,383,396	(37,571)
	1,758,847	(40,733)	—	—	1,758,847	(40,733)
Total temporarily impaired	$1,758,847	$(40,733)	$759,564	$(69,054)	$2,518,411	$(109,787)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at December 31, 2013 and 2012, were (dollars in thousands):

	December 31, 2013		December 31, 2012
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$780,589	$782,881	$1,147,950	$1,156,133
Due after one year through five years	—	—	786,779	804,498
Due after five years through 10 years	—	—	—	—
Due after 10 years	828,618	759,564	970,490	889,018
	1,609,207	1,542,445	2,905,219	2,849,649
MBS (1)	2,487,868	2,452,865	2,385,661	2,418,588
Total	$4,097,075	$3,995,310	$5,290,880	$5,268,237
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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for our available-for-sale securities (dollars in thousands):

	December 31, 2013	December 31, 2012
Amortized cost of available-for-sale securities other than MBS:
Fixed-rate	$1,609,207	$2,905,219

Amortized cost of available-for-sale MBS:
Fixed-rate	1,789,311	1,631,953
Variable-rate	698,557	753,708
	2,487,868	2,385,661
Total	$4,097,075	$5,290,880

Sale of Available-for-Sale Securities. The following table shows the proceeds from sale and gross gains and losses realized on the sale of our available-for-sale securities (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Proceeds from sale of available-for-sale securities	$—	$—	$2,127,944

Gross realized gains from sale of available-for-sale securities	$—	$—	$14,415
Gross realized losses from sale of available-for-sale securities	—	—	(1,614)
Net realized gains from sale of available-for-sale securities	$—	$—	$12,801

Note 6 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of December 31, 2013, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$8,503	$—	$8,503	$682	$—	$9,185
State or local housing-finance-agency obligations (HFA securities)	183,625	—	183,625	30	(19,598)	164,057
GSEs	67,504	—	67,504	160	—	67,664
	259,632	—	259,632	872	(19,598)	240,906
MBS
U.S. government guaranteed – residential	27,767	—	27,767	644	—	28,411
U.S. government guaranteed – commercial	213,144	—	213,144	883	—	214,027
GSEs – residential	1,773,905	—	1,773,905	45,472	(360)	1,819,017
GSEs – commercial	700,348	—	700,348	38,683	—	739,031
Private-label – residential	1,465,379	(323,989)	1,141,390	312,228	(17,595)	1,436,023
Asset-backed securities (ABS) backed by home equity loans	23,414	(939)	22,475	986	(1,435)	22,026
	4,203,957	(324,928)	3,879,029	398,896	(19,390)	4,258,535
Total	$4,463,589	$(324,928)	$4,138,661	$399,768	$(38,988)	$4,499,441

Our held-to-maturity securities as of December 31, 2012, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$12,877	$—	$12,877	$1,243	$—	$14,120
HFA securities	189,719	—	189,719	44	(17,881)	171,882
GSEs	69,246	—	69,246	1,521	—	70,767
	271,842	—	271,842	2,808	(17,881)	256,769
MBS
U.S. government guaranteed – residential	38,313	—	38,313	879	—	39,192
U.S. government guaranteed – commercial	451,559	—	451,559	8,273	—	459,832
GSEs – residential	2,357,479	—	2,357,479	78,105	(337)	2,435,247
GSEs – commercial	957,503	—	957,503	84,282	(2)	1,041,783
Private-label – residential	1,669,041	(384,051)	1,284,990	183,581	(34,184)	1,434,387
Private-label – commercial	9,822	—	9,822	321	—	10,143
ABS backed by home equity loans	25,951	(1,124)	24,827	719	(3,669)	21,877
	5,509,668	(385,175)	5,124,493	356,160	(38,192)	5,442,461
Total	$5,781,510	$(385,175)	$5,396,335	$358,968	$(56,073)	$5,699,230

The following table summarizes our held-to-maturity securities with unrealized losses as of December 31, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$157,752	$(19,598)	$157,752	$(19,598)

MBS
GSEs – residential	35,723	(144)	42,229	(216)	77,952	(360)
Private-label – residential	34,910	(317)	910,016	(72,461)	944,926	(72,778)
ABS backed by home equity loans	—	—	20,418	(1,586)	20,418	(1,586)
	70,633	(461)	972,663	(74,263)	1,043,296	(74,724)
Total	$70,633	$(461)	$1,130,415	$(93,861)	$1,201,048	$(94,322)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at December 31, 2013 and 2012, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	December 31, 2013			December 31, 2012
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$67,504	$67,504	$67,664	$—	$—	$—
Due after one year through five years	2,794	2,794	2,984	69,581	69,581	71,102
Due after five years through 10 years	27,229	27,229	27,427	32,562	32,562	33,604
Due after 10 years	162,105	162,105	142,831	169,699	169,699	152,063
	259,632	259,632	240,906	271,842	271,842	256,769
MBS (2)	4,203,957	3,879,029	4,258,535	5,509,668	5,124,493	5,442,461
Total	$4,463,589	$4,138,661	$4,499,441	$5,781,510	$5,396,335	$5,699,230
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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity (dollars in thousands):

	December 31, 2013	December 31, 2012
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$82,527	$90,432
Variable-rate	177,105	181,410
	259,632	271,842
Amortized cost of held-to-maturity MBS:
Fixed-rate	1,593,361	2,321,145
Variable-rate	2,610,596	3,188,523
	4,203,957	5,509,668
Total	$4,463,589	$5,781,510

Sale of Held-to-Maturity Securities.

There were no sales of held-to-maturity securities during the years ended December 31, 2013 and 2012.

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

In performing a detailed cash-flow analysis, we identify the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred. For determining the present value of variable-rate and hybrid private-label residential MBS, we use the effective interest rate derived from a variable-rate index, such as one-month LIBOR, plus the contractual spread, plus or minus a fixed-spread adjustment when there is an existing discount or premium on the security. Because the implied forward yield curve of a selected variable-rate index changes over time, the effective interest rates derived from that index will also change over time and would therefore impact the present value of the subject security.

Available-for-Sale Securities

As a result of our evaluations, we determined that none of our available-for-sale securities were other-than-temporarily impaired at December 31, 2013. At December 31, 2013, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These unrealized losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of December 31, 2013:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of December 31, 2013, are expected to return contractual principal and interest, based on our review and analysis of independent third-party credit reports on the supranational institution, and such supranational institution is rated triple-A (or equivalent) by each of the nationally recognized statistical rating organizations (NRSROs).

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

•
Our U.S. government-guaranteed securities are MBS issued by the Government National Mortgage Association (Ginnie Mae). We determined that the strength of Ginnie Mae's guarantees as a direct obligation from the U.S. government is sufficient to protect us from losses based on current expectations.

•
Agency MBS. For MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations.

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of December 31, 2013, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and to illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of December 31, 2013, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at December 31, 2013.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among all FHLBanks, the FHLBanks use an FHLBank System governance committee (the OTTI Governance Committee) and a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. We use the FHLBanks' uniform framework and approved assumptions for purposes of our other-than-temporary impairment cash-flow analyses of our private-label residential MBS and certain home equity loan investments. For certain private-label residential MBS and home equity loan investments where underlying collateral data is not available, we have used alternative procedures to assess these securities for other-than-temporary impairment. We are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

Our evaluation includes estimating the projected cash flows that we are likely to collect based on an assessment of available information, including the structure of the applicable security and certain assumptions to determine whether we will recover the entire amortized cost basis of the security, such as:

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The OTTI Governance Committee developed a short-term housing price forecast using whole percentages, with projected changes ranging from a decrease of 5.0 percent to an increase of 7.0 percent over the 12- month period beginning January 1, 2014. For the vast majority of markets, the short-term forecast has changes from a decrease of 1.0 percent to an increase of 5.0 percent. Thereafter home prices were projected to recover using one of five different recovery paths. Under those recovery paths, home prices were projected to increase as follows:

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2013, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent
Private-label residential MBS
Alt-A (1)
2007	$94,612	6.5%	48.5%	43.8%	16.6%
2006	30,904	5.9	51.2	44.5	14.0
2005	8,722	5.8	40.9	40.0	23.7
2004 and prior	1,199	7.4	22.9	41.8	14.6
Total Alt-A	$135,437	6.3%	48.4%	43.7%	16.4%

ABS backed by home equity loans
Subprime (1)
2004 and prior	$257	1.2%	44.9%	81.8%	11.5%
_______________________

(1)
Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through December 31, 2013 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance. We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 7, for example) as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

	December 31, 2013
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$63,194	$53,449	$40,332	$54,020
Private-label residential MBS – Alt-A	1,565,396	1,132,696	821,824	1,120,331
ABS backed by home equity loans – Subprime	4,817	4,278	3,339	4,321
Total other-than-temporarily impaired securities	$1,633,407	$1,190,423	$865,495	$1,178,672

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$631,330	$633,488	$559,971
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	1	139
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	2,566	7,172	76,928
Reductions:
Securities matured during the year(2)(3)	(10,397)	—	—
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(19,713)	(9,331)	(3,550)
Balance at end of year	$603,786	$631,330	$633,488
_______________________

(1)
For the years ended December 31, 2013, 2012, and 2011, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2013, 2012, and 2011.

(2)	Represents reductions related to securities having reached final maturity during the period and, therefore, are no longer held by us at the end of the period.

(3)
Prior to 2013, we included a reduction for realized credit losses (that is, an actual principal or interest cash payment shortfall has occurred) that occurred during the period on securities that remained in the portfolio as of the end of each period. Beginning with the period ending December 31, 2013, those amounts have been reinstated, as appropriate, in the beginning and ending balances reflected above and will be removed from the roll-forward when the applicable securities reach their final maturity, or are sold, and are no longer held in portfolio. Realized credit losses totaled $34.1 million, $45.6 million, and $52.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 8 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or even longer with the approval of our credit committee. At December 31, 2013, and 2012, we had advances outstanding with interest rates ranging from (0.22) percent to 8.37 percent and (0.15) percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	December 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$9,287	0.43%	$12,893	0.53%
Due in one year or less	15,413,949	0.50	8,273,972	1.00
Due after one year through two years	2,025,840	1.99	2,198,709	2.61
Due after two years through three years	2,875,074	2.26	1,921,353	2.57
Due after three years through four years	3,116,119	2.89	2,347,511	2.56
Due after four years through five years	2,156,717	2.21	3,033,895	3.04
Thereafter	1,614,278	2.98	2,481,519	2.96
Total par value	27,211,264	1.35%	20,269,852	2.05%
Premiums	49,447		52,435
Discounts	(20,290)		(23,087)
Market value of bifurcated derivatives (1)	892		1,163
Hedging adjustments	275,365		489,341
Total	$27,516,678		$20,789,704

_________________________

(1)
At December 31, 2013 and 2012, we had certain advances with embedded features that met the requirements to be separated from the host contract and designate the embedded features as a stand-alone derivative.

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At December 31, 2013, and 2012, we had putable advances outstanding totaling $2.6 billion and $3.3 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	December 31, 2013		December 31, 2012
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$9,287	0.0%	$12,893	0.1%
Due in one year or less	17,778,624	65.4	11,218,147	55.3
Due after one year through two years	1,938,590	7.1	1,919,209	9.5
Due after two years through three years	2,477,674	9.1	1,779,103	8.8
Due after three years through four years	1,619,094	6.0	1,906,611	9.4
Due after four years through five years	1,824,967	6.7	1,441,870	7.1
Thereafter	1,563,028	5.7	1,992,019	9.8
Total par value	$27,211,264	100.0%	$20,269,852	100.0%

We also offer callable advances that provide borrowers with the right to call, on predetermined option exercise dates, the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee (a prepayment fee) that makes us financially indifferent to the prepayment of the advance. At December 31, 2013, and 2012, we had callable advances outstanding totaling $30.5 million and $32.5 million, respectively.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	December 31, 2013	December 31, 2012
Fixed-rate
Due in one year or less	$14,151,949	$7,575,972
Due after one year	11,427,028	11,603,487
Total fixed-rate	25,578,977	19,179,459

Variable-rate
Due in one year or less	1,271,287	710,893
Due after one year	361,000	379,500
Variable-rate	1,632,287	1,090,393
Total par value	$27,211,264	$20,269,852

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At December 31, 2013 and 2012, we had $7.8 billion and $1.8 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to three borrowers at December 31, 2013, and one borrower at December 31, 2012, representing 28.6 percent and 9.0 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

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

We also offer an advance restructuring program under which the prepayment fee on prepaid advances may be satisfied by the borrower's agreement to pay an interest rate on a new advance sufficient to amortize the prepayment fee by the maturity date of the new advance, rather than paying the fee in immediately available funds to us. If we conclude an advance restructuring is an extinguishment of the prior loan rather than a modification, the deferred prepayment fee is recognized into income immediately.

For the years ended December 31, 2013, 2012, and 2011, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	2013	2012	2011
Prepayment fees received from borrowers	$47,790	$118,376	$85,414
Less: hedging fair-value adjustments on prepaid advances	(21,092)	(59,508)	(64,861)
Less: net premiums associated with prepaid advances	(4,424)	(2,815)	(5,154)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(5,611)	(6,388)	(4,627)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	6,845	16,139	17,658
Net prepayment fees recognized in income	$23,508	$65,804	$28,430

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

The following table presents certain characteristics of the mortgage loans in which we have invested (dollars in thousands):

	December 31, 2013	December 31, 2012
Real estate
Fixed-rate 15-year single-family mortgages	$595,319	$679,153
Fixed-rate 20- and 30-year single-family mortgages	2,717,973	2,743,955
Premiums	59,154	60,573
Discounts	(3,440)	(4,021)
Deferred derivative gains, net	1,691	3,650
Total mortgage loans held for portfolio	3,370,697	3,483,310
Less: allowance for credit losses	(2,221)	(4,414)
Total mortgage loans, net of allowance for credit losses	$3,368,476	$3,478,896

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	December 31, 2013	December 31, 2012
Conventional mortgage loans	$2,873,935	$2,979,067
Government mortgage loans	439,357	444,041
Total par value	$3,313,292	$3,423,108

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

Portfolio Segments. We have established an allowance methodology for each of our portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses for our:

•	credit products, such as our advances and letters of credit;

•	investments in government mortgage loans held for portfolio;

•	investments in conventional mortgage loans held for portfolio;

•	investments via term securities purchased under agreements to resell; and

•	investments via term federal funds sold.

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

Secured Member Credit Products

We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to eligible borrowers in accordance with the FHLBank Act, FHFA regulations, and other applicable laws. The FHLBank Act requires us to obtain sufficient collateral to secure our credit products. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. We accept certain investment securities, residential mortgage loans, deposits, and other assets as collateral. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their Bank capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We believe our policies appropriately manage our credit risks arising from our credit products.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2013 and 2012, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2013 and 2012, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2013 and 2012.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at December 31, 2013, and 2012. At December 31, 2013 and 2012, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 20 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2013 and 2012. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Conventional Mortgage Loans Held for Portfolio

We use a model to determine our allowance for credit losses based on our investments in conventional mortgage loans. We periodically adjust the key inputs to this model in an effort intended to properly align our loss projections with the market conditions that are relevant to these loans. The key inputs to our method include past and current performance of these loans (including portfolio-delinquency and default-migration statistics), overall loan-portfolio-performance characteristics (including loss-mitigation features, especially credit enhancements, as discussed below under — Credit Enhancements), and estimated loss-severity estimates (i.e. rates of expected cash shortfalls) for these loans. We update key inputs at least once per quarter. We use a third-party loan-loss projection model to determine our loss-severity estimates for our master commitments. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices. Additionally, we review our method's default migration factor on a quarterly basis to determine if the portfolio has exhibited any change in loans migrating from current to delinquent or from delinquent to default and make adjustments as appropriate.

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

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$31,401	$17,690	$49,091
Past due 60-89 days delinquent	10,786	4,618	15,404
Past due 90 days or more delinquent	45,916	19,913	65,829
Total past due	88,103	42,221	130,324
Total current loans	2,848,158	409,478	3,257,636
Total mortgage loans	$2,936,261	$451,699	$3,387,960
Other delinquency statistics
In process of foreclosure, included above (1)	$18,570	$7,904	$26,474
Serious delinquency rate (2)	1.59%	4.41%	1.97%
Past due 90 days or more still accruing interest	$—	$19,913	$19,913
Loans on nonaccrual status (3)	$46,208	$—	$46,208
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at December 31, 2013 and 2012, and the average recorded investment and interest income recognized on these loans during the years ended December 31, 2013 and 2012 (dollars in thousands).

	As of December 31, 2013			As of December 31, 2012
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$3,231	$3,223	$—	$2,752	$2,726	$—
Individually evaluated impaired mortgage loans with a related allowance	3,440	3,415	605	—	—	—
Total individually evaluated impaired mortgage loans	$6,671	$6,638	$605	$2,752	$2,726	$—

	For the Years Ended December 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$3,426	$186	$2,021	$120
Individually evaluated impaired mortgage loans with a related allowance	2,346	18	—	—
Total individually evaluated impaired mortgage loans	$5,772	$204	$2,021	$120

Credit Enhancements. Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF program. These credit enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit enhancement. The credit enhancement amounts estimated to protect us against credit losses are determined through the use of a model. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.

Conventional mortgage loans are required to be credit enhanced so that the risk of loss is limited to the losses equivalent to an investor in a double-A rated MBS at the time of purchase. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit enhancement amount at the time of purchase. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of each participating financial institution, which is calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a double-A rated MBS and our initial first-loss account exposure.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2013 and 2012, the amount of first-loss account remaining for losses allocatable to us was $17.0 million and $16.7 million, respectively.

Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance-based credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $3.0 million, $3.2 million, and $3.1 million during the years ended December 31, 2013, 2012, and 2011, respectively.

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

	December 31, 2013	December 31, 2012
Total estimated losses	$3,983	$10,053
Less: estimated losses in excess of the first-loss account, to be absorbed by participating financial institutions	(1,079)	(5,010)
Less: estimated performance-based credit-enhancement fees available for recapture	(683)	(629)
Net allowance for credit losses	$2,221	$4,414

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2013, 2012, and 2011, as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2013, 2012, and 2011 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	2013	2012	2011
Allowance for credit losses
Balance, beginning of year	$4,414	$7,800	$8,653
Charge-offs	(333)	(259)	(22)
Recoveries	94	—	—
Reduction of provision for credit losses	(1,954)	(3,127)	(831)
Balance, end of year	$2,221	$4,414	$7,800
Ending balance, individually evaluated for impairment	$605	$—	$—
Ending balance, collectively evaluated for impairment	$1,616	$4,414	$7,800
Recorded investment, end of year (1)
Individually evaluated for impairment	$6,671	$2,752	$446
Collectively evaluated for impairment	$2,929,590	$3,041,418	$2,818,923
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Troubled Debt Restructurings. We consider a troubled debt restructuring of a financing receivable to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. We have granted a concession when we do not expect to collect all amounts due to us under the original contract as a result of the restructuring.

We also consider troubled debt restructurings to have occurred when a borrower has filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code (Chapter 7 bankruptcy) pursuant to which the bankruptcy court has discharged the borrower's obligation to us and the borrower has not reaffirmed the debt, except in cases where certain supplemental mortgage insurance policies are held or where all contractual amounts due are still expected to be collected as a result of certain credit enhancements or government guarantees.

Our program for mortgage loan troubled debt restructurings primarily involves modifying the borrower's monthly payment for a period of up to 36 months to achieve a housing expense ratio of no more than 31 percent of their qualifying monthly income. The principal amortization schedule for the outstanding principal balance is first recalculated to reflect a new principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31 percent housing expense ratio is not achieved through reamortization, the interest rate is reduced for the temporary modification period of up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the desired 31 percent housing expense ratio is met.

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring the loss severity rate incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. During the year ended December 31, 2013, we had five troubled debt restructurings. The recorded investment in the troubled debt restructurings post-modification was $1.0 million as of the modification date. During the year ended December 31, 2012, we had 13 troubled debt restructurings. The recorded investment in these troubled debt restructurings post-modification was $2.6 million as of the modification date. During the year ended December 31, 2011, we had one troubled debt restructuring. The recorded investment in the troubled debt restructuring post-modification was $196,000 as of the modification date.

As of December 31, 2013, we had mortgage loans with a recorded investment of $3.3 million that we considered troubled debt restructurings of which $2.6 million were performing and $706,000 were nonperforming. As of December 31, 2012, we had mortgage loans with a recorded investment of $2.8 million that we considered troubled debt restructurings, of which $1.9 million were performing and $912,000 were nonperforming.

As of December 31, 2013 and 2012, we had troubled debt restructurings with a recorded investment of $86,000 and $88,000, respectively, that resulted from borrowers that filed for Chapter 7 bankruptcy in which the bankruptcy court discharged the borrowers' obligations to us and the borrowers did not reaffirm the debt. We did not record an additional impairment charge or increase our allowance for credit losses since there is sufficient credit-enhancement remaining for the master commitment associated with these loans.

During the years ended December 31, 2013, 2012, and 2011, certain of our investments in conventional mortgage loans modified as troubled debt restructurings within the previous 12 months experienced a payment default. We consider a loan modified as a troubled debt restructuring to be in default if its contractual principal or interest is 60 days or more past due. During the years ended December 31, 2013 and 2012, the recorded investment in troubled debt restructurings that subsequently defaulted was $120,000 and $442,000, respectively. During the year ended December 31, 2011, no troubled debt restructurings had defaulted.

REO. At December 31, 2013 and 2012, we had $5.3 million and $8.7 million, respectively, in assets classified as REO. During the years ended December 31, 2013, 2012, and 2011, we sold REO assets with a recorded carrying value of $12.1 million, $10.2 million, and $9.6 million respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net losses totaling $3.0 million and net gains totaling $409,000 and $517,000 during the years ended December 31, 2013, 2012, and 2011, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell.

These investments are all short-term (less than three months). We invest in federal funds sold with investment-grade counterparties, and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of December 31, 2013 and 2012, were repaid according to their contractual terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2013 and 2012.

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

Consistent with FHFA regulations, we enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and achieve our risk-management objectives. FHFA regulations and our risk-management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments.

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

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute COs. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or cleared through a futures commission merchant (clearing member) with a derivatives clearing organization (DCO) as the counterparty (cleared derivatives).

Once a derivative transaction has been accepted for clearing by a DCO, the derivative transaction is novated and the executing counterparty is replaced with the DCO. The DCO notifies the clearing member of the required initial and variation margin and the clearing agent notifies us of the required initial and variation margin. See — Managing Credit Risk on Derivatives for a more detailed discussion of cleared derivatives. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Types of Derivatives

We may use the following derivatives to reduce funding costs and/or to manage our interest-rate risks.

•
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable-rate index we utilize in most of our derivative transactions is LIBOR.

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

•
Swaptions. A swaption is an option on an interest-rate swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect us if we are planning to lend or borrow funds in the future against future interest rate changes. We may purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed-interest payments at a later date and a receiver swaption is the option to receive fixed-interest payments at a later date.

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

Types of Assets and Liabilities Hedged

We formally document at inception all relationships between derivatives designated as hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets or liabilities on the statement of condition; firm commitments; or forecasted transactions. We also formally assess (both at the hedge's inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. We typically use regression analyses or other statistical or scenario-based analyses to assess the effectiveness of our hedges. We apply hedge accounting to hedges that we deem highly effective and that otherwise meet the hedge-accounting requirements. When we determine that a derivative has not been or is not expected to be effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

Investments. We primarily invest in U.S. agency obligations, MBS, ABS, and the taxable portion of HFA securities, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. FHFA guidance and our policies limit this source of interest-rate risk by restricting the types of mortgage investments we may own to those with limited average life changes under certain interest-rate-shock scenarios and establishing limitations on duration of equity and changes to market value of equity. We may manage our prepayment and duration risk by funding investment securities with COs that have call features or by hedging the prepayment risk with caps or floors, optional termination interest rate swaps, or swaptions.

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

For available-for-sale securities to which we have designated a qualifying fair-value hedge relationship has been designated, we record the portion of the change in fair value related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive loss as net unrealized loss on available-for-sale securities.

We may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into economic hedges that offset the changes in fair value or cash flows of the securities. These economic hedges are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized (losses)gains on trading securities in the statement of operations, while the changes in fair value of the associated derivatives are included in other income as net gains (losses) on derivatives and hedging activities.

Advances. We offer an array of advance structures intended to meet our members' funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain advances may create interest-rate risk. We may use interest-rate swaps to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of our funding liabilities. Typically, we hedge fixed-rate advances with interest-rate swaps where we pay a fixed-rate coupon and receive a variable-rate coupon, effectively converting the advance to a floating-rate advance. This type of hedge is treated as a fair-value hedge. Additionally, certain floating-rate advances that contain either an interest-rate cap or floor, or both a cap and a floor, may be hedged with a derivative containing an offsetting cap and/or floor, where the hedge relationship is treated as a fair-value hedge.

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

Mortgage Loans. We invest in mortgage loans through the MPF program as discussed in Note 9 – Mortgage Loans Held for Portfolio. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated prepayment behavior. We address a portion of the interest-rate risk inherent in mortgage loans by duration-matching mortgage loans with funding liabilities. As interest rates change, the portfolio is rebalanced to maintain the targeted duration level. We may also manage against prepayment, or convexity risk by funding some mortgage loans with COs that have early redemption features. Net income could be reduced if we reinvest the proceeds from prepaid mortgage loans in lower-yielding assets and if our higher funding costs are not reduced concomitantly.

Swaptions may also be used to hedge the prepayment risk from our investments in mortgage loans. We may also purchase interest-rate caps and floors, optional termination interest rate swaps, call options, and put options to minimize the prepayment risk embedded in our investments in mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. Changes in fair value of these economic hedges are recognized in current period earnings and presented on the statement of operations as net gains (losses) on derivatives and hedging activities.

COs. We may enter into derivatives to hedge (or partially hedge, depending on the risk-strategy) the interest-rate risk associated with our specific debt issuances, including using derivatives to change the effective interest-rate sensitivity of debt to better match the characteristics of funded assets. We endeavor to manage the risk arising from changing market prices and volatility of a CO by matching the cash inflow on the derivative with the cash outflow on the CO.

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

Firm Commitments. Mortgage-purchase commitments are considered derivatives. We may hedge these commitments by selling MBS TBA or other derivatives for forward settlement. These hedges do not qualify for hedge accounting treatment. The mortgage purchase commitment and the TBA used in the economic hedging strategy are recorded on the statement of condition at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

We may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap. In this case, the swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The fair-value change associated with the firm commitment is recorded as a basis adjustment of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance.

Financial Statement Impact and Additional Financial Information. The notional amount of derivatives is a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives reflects our involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor our overall exposure to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged.

The following table presents the fair value of derivative instruments, including the effect of netting adjustments and cash collateral as of December 31, 2013 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$11,707,590	$33,361	$(568,477)
Forward-start interest-rate swaps	1,410,800	2,408	(53,875)
Total derivatives designated as hedging instruments	13,118,390	35,769	(622,352)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,273,500	610	(20,146)
Interest-rate caps or floors	300,000	43	—
Mortgage-delivery commitments (1)	11,056	5	(39)
Total derivatives not designated as hedging instruments	1,584,556	658	(20,185)
Total notional amount of derivatives	$14,702,946
Total derivatives before netting adjustments		36,427	(642,537)
Netting adjustments (2)		(34,385)	34,385
Cash collateral and related accrued interest		2,276	—
Derivative assets and derivative liabilities		$4,318	$(608,152)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

The following table presents the fair value of derivative instruments as of December 31, 2012 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$14,595,750	$87,463	$(896,248)
Forward-start interest-rate swaps	1,250,000	—	(64,897)
Total derivatives designated as hedging instruments	15,845,750	87,463	(961,145)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,364,500	849	(34,217)
Interest-rate caps or floors	300,000	50	—
Mortgage-delivery commitments (1)	30,938	35	(16)
Total derivatives not designated as hedging instruments	1,695,438	934	(34,233)
Total notional amount of derivatives	$17,541,188
Total derivatives before netting and collateral adjustments		88,397	(995,378)
Netting adjustments (2)		(88,286)	88,286
Derivative assets and derivative liabilities		$111	$(907,092)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

Net gains (losses) on derivatives and hedging activities recorded in Other Income (Loss) for the years ended December 31, 2013, 2012, and 2011 were as follows (dollars in thousands).

	For the Years Ended December 31,
	2013	2012	2011
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$2,125	$622	$2,346
Cash flow hedge ineffectiveness	12	(183)	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	6,848	(9,781)	(27,048)
Interest-rate caps or floors	(7)	(736)	(2,298)
Mortgage-delivery commitments	(1,538)	2,585	2,092
Total net gains (losses) related to derivatives not designated as hedging instruments	5,303	(7,932)	(27,254)
Net gain (losses) on derivatives and hedging activities	$7,440	$(7,493)	$(24,908)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	For the Year Ended December 31, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$214,872	$(213,975)	$897	$(149,026)
Investments	144,167	(142,488)	1,679	(38,474)
Deposits	(1,543)	1,543	—	1,580
COs – bonds	(80,712)	80,261	(451)	63,690
Total	$276,784	$(274,659)	$2,125	$(122,230)

	For the Year Ended December 31, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$109,560	$(110,755)	$(1,195)	$(192,918)
Investments	18,136	(16,454)	1,682	(41,028)
Deposits	(1,301)	1,301	—	1,541
COs – bonds	(129,829)	129,964	135	88,668
Total	$(3,434)	$4,056	$622	$(143,737)

	For the Year Ended December 31, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$31,560	$(30,888)	$672	$(279,353)
Investments	(153,796)	154,284	488	(46,837)
Deposits	(783)	783	—	1,573
COs – bonds	5,037	(3,851)	1,186	153,183
Total	$(117,982)	$120,328	$2,346	$(171,434)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The gain or loss recognized in other comprehensive income for forward-start interest-rate swaps associated with CO bond hedged items in cash-flow hedging relationships was a gain of $13.4 million and a loss of $32.7 million for the years ended December 31, 2013 and 2012, respectively.

For the years ended December 31, 2013 and 2012, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2013, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is seven years.

As of December 31, 2013, the amount of deferred net losses on derivative instruments accumulated in other comprehensive loss, related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $7.7 million.

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

Our master-netting agreements for bilateral derivatives contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts varies according to the counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service Inc. and Moody’s Corporation (together, Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

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

We have analyzed the rights, rules, and regulations governing our cleared derivatives and determined that those rights, rules and regulations should result in a net claim through each of our clearing members with the related DCO upon an event of default including a bankruptcy, insolvency or similar proceeding involving the DCO or one of our clearing members, or both. For this purpose, net claim generally means a single net amount reflecting the aggregation of all amounts indirectly owed by us to the relevant DCO and indirectly payable to us from the relevant DCO. Based on this analysis, we are presenting a net derivative receivable or payable for all of our transactions through a particular clearing member with a particular DCO.

Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on bilateral derivative instruments in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all bilateral derivative instruments with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2013, was $608.1 million for which we had delivered collateral with a post-haircut value of $474.1 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain bilateral derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2013 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of December 31, 2013

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$37,053
AA-	A+, A or A-	39,685
A-	below A-	39,043
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $17.4 million could be called by counterparties as of December 31, 2013, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

For cleared derivatives, the DCO determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing members may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. We were not required to post additional initial margin with our clearing agent at December 31, 2013.

Offsetting of Certain Derivative Assets and Derivative Liabilities. We present derivative instruments, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest, on a net basis by clearing member and/or by counterparty when it has met the netting requirements.

The following presents separately the fair value of derivative instruments meeting or not meeting netting requirements, with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of December 31, 2013 and 2012 (dollars in thousands).

	December 31, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Bilateral derivatives	$31,271	$(639,372)	$88,362	$(995,362)
Cleared derivatives	5,151	(3,126)	—	—
Total gross recognized amount	36,422	(642,498)	88,362	(995,362)
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(31,259)	31,259	(88,286)	88,286
Cleared derivatives	(850)	3,126	—	—
Total gross amounts of netting adjustments and cash collateral	(32,109)	34,385	(88,286)	88,286
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	12	(608,113)	76	(907,076)
Cleared derivatives	4,301	—	—	—
Total net amounts after netting adjustments and cash collateral	4,313	(608,113)	76	(907,076)
Derivative instruments not meeting netting requirements (1)	5	(39)	35	(16)
Total derivative assets and total derivative liabilities
Bilateral derivatives	12	(608,113)	76	(907,076)
Cleared derivatives	4,301	—	—	—
Mortgage delivery commitments	5	(39)	35	(16)
Total derivative assets and total derivative liabilities presented in the statement of condition	4,318	(608,152)	111	(907,092)

Non-cash collateral received or pledged not offset (2)
Can be sold or repledged
Bilateral derivatives	—	71,063	—	115,339
Cannot be sold or repledged
Bilateral derivatives	—	420,910	—	672,890
Net amount
Bilateral derivatives	12	(116,140)	76	(118,847)
Cleared derivatives	4,301	—	—	—
Mortgage delivery commitments	5	(39)	35	(16)
Total net amount	$4,318	$(116,179)	$111	$(118,863)
_______________________

(1)	Consists of mortgage delivery commitments.

(2)
Includes noncash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2013 and 2012, we had additional net credit exposure of $7.1 million and $18.0 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Deposits at December 31, 2013 and 2012, include hedging adjustments of $1.1 million and $2.7 million, respectively. The average interest rates paid on average deposits during 2013 and 2012 was 0.003 percent and 0.008 percent, respectively.

The following table details interest-bearing and noninterest-bearing deposits (dollars in thousands):

	December 31, 2013	December 31, 2012
Interest-bearing
Demand and overnight	$473,600	$530,887
Term	20,676	21,638
Other	4,399	4,915
Noninterest-bearing
Other	18,890	37,528
Total deposits	$517,565	$594,968

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of December 31, 2013 and 2012.

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

Although we are primarily liable for our portion of COs (that is, those issued from which we received issuance proceeds), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all COs. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a CO on behalf of another FHLBank, if that event should occur, FHFA regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the FHFA. If, however, the FHFA determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the FHFA may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding. The FHFA reserves the right to allocate the outstanding liabilities for the COs among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. See Note 20 – Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.

The par values of the 12 FHLBanks' outstanding COs, including COs held by other FHLBanks, were approximately $766.8 billion and $687.9 billion at December 31, 2013 and 2012, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or the Government National Mortgage Association; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at December 31, 2013 and 2012, by year of contractual maturity (dollars in thousands):

	December 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$7,646,100	0.99%	$8,344,355	1.67%
Due after one year through two years	4,454,885	2.07	5,447,000	1.36
Due after two years through three years	2,903,390	1.93	3,482,025	2.44
Due after three years through four years	3,245,980	2.17	1,975,360	2.34
Due after four years through five years	1,651,560	1.85	3,122,805	2.22
Thereafter	3,368,740	2.64	3,433,690	2.55
Total par value	23,270,655	1.78%	25,805,235	1.94%
Premiums	228,753		270,614
Discounts	(20,081)		(22,842)
Hedging adjustments	(13,421)		66,841
	$23,465,906		$26,119,848
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

COs outstanding were issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that may use a variety of indices for interest-rate resets, including the federal funds effective rate, LIBOR, and others. To meet the expected specific needs of certain investors in COs, both fixed-rate CO bonds and variable-rate CO bonds may contain features, which may result in complex coupon-payment terms and call options. When these COs are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

Our CO bonds outstanding at December 31, 2013 and 2012, included (dollars in thousands):

	December 31, 2013	December 31, 2012
Par value of CO bonds
Noncallable and nonputable	$20,755,655	$23,732,235
Callable	2,515,000	2,073,000
Total par value	$23,270,655	$25,805,235

The following is a summary of the CO bonds for which we are primarily liable at December 31, 2013 and 2012, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	December 31, 2013	December 31, 2012
Due in one year or less	$10,066,100	$10,222,355
Due after one year through two years	4,459,885	5,547,000
Due after two years through three years	2,838,390	3,537,025
Due after three years through four years	3,105,980	1,975,360
Due after four years through five years	1,476,560	2,917,805
Thereafter	1,323,740	1,605,690
Total par value	$23,270,655	$25,805,235

CO bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have the following interest-rate payment terms:

Step-Up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Par value of CO bonds
Fixed-rate	$19,815,655	$21,385,235
Simple variable-rate	2,570,000	3,570,000
Step-up	885,000	850,000
Total par value	$23,270,655	$25,805,235

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2013	$16,060,781	$16,062,000	0.07%
December 31, 2012	$8,639,048	$8,640,000	0.09%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Concessions on COs. Unamortized concessions on COs were $5.6 million and $5.9 million at December 31, 2013 and 2012, respectively, and are included in other assets on the statement of condition. The amortization of these concessions is included in CO interest expense and totaled $2.9 million, $4.0 million, and $7.0 million in 2013, 2012, and 2011, respectively.

Note 14 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants and below-market interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP, but after any assessment for REFCorp. We accrue this expense monthly based on our net earnings, and the accruals are accumulated into our AHP payable account. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances. Calculation of the REFCorp assessment is discussed in Note 15 — Resolution Funding Corporation.

On August 5, 2011, the FHFA certified that the FHLBanks had fully satisfied their REFCorp obligation with their payment made on July 15, 2011, which was accrued as applicable in each FHLBank's June 30, 2011, financial statements. The FHLBanks are parties to a Joint Capital Agreement which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, which obligation commenced with the third quarter of 2011. Because the REFCorp assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, are not treated as an assessment and do not reduce our net income. As a result, our AHP contributions as a percentage of pre-assessment earnings have increased because the REFCorp obligation has been fully satisfied.

If we experience a net loss during a quarter, but still have net earnings for the year, our obligation to the AHP would be calculated based on our net earnings for that calendar year. In annual periods where our net earnings are zero or less, our AHP assessment is zero since our required annual contribution is limited to our annual net earnings. If the result of the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for 2013, 2012, and 2011 was $24.2 million, $23.1 million, and $17.8 million, respectively.

There was no shortfall, as described above, in any of 2013, 2012, or 2011. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in any of 2013, 2012, or 2011.

We charge the amount set aside for the AHP to income and recognize it as a liability. We then reduce the AHP liability as the funds are disbursed. We had outstanding principal in AHP advances of $99.9 million at both December 31, 2013 and 2012, respectively.

The following table presents a roll-forward of the AHP liability for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Balance at beginning of year	$50,545	$34,241
AHP expense for the period	24,229	23,122
AHP direct grant disbursements	(11,077)	(5,415)
AHP subsidy for AHP advance disbursements	(1,148)	(1,477)
Return of previously disbursed grants and subsidies	42	74
Balance at end of year	$62,591	$50,545

Note 15 — Resolution Funding Corporation

On August 5, 2011, the FHFA certified that the FHLBanks had fully satisfied their REFCorp obligation with their payments made on July 15, 2011. Prior to the satisfaction of the FHLBanks' REFCorp obligation, each FHLBank was required to pay to REFCorp 20 percent of net income calculated in accordance with GAAP after the assessment for the AHP, but before the assessment for the REFCorp until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The FHFA shortened or lengthened the period during which the FHLBanks made payments to REFCorp based on actual payments made relative to the referenced annuity. The FHFA, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. Calculation of the AHP assessment is discussed in Note 14 — Affordable Housing Program.

Following the satisfaction of their REFCorp obligation, the FHLBanks entered into the Joint Capital Agreement which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account until the required contribution is satisfied, beginning in the third quarter of 2011. See Note 16 — Capital for further discussion.

Note 16 — Capital

We are subject to capital requirements under our capital plan, the FHLBank Act, and FHFA regulations:

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

2.
Total regulatory capital. We are required to maintain at all times a total capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, the amount paid-in for Class A stock, the amount of any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses. We have never issued Class A stock.

3.
Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least five percent. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

The FHFA may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

The following tables demonstrate our compliance with our regulatory capital requirements at December 31, 2013 and 2012 (dollars in thousands):

Risk-Based Capital Requirements	December 31, 2013	December 31, 2012

Permanent capital
Class B capital stock	$2,530,471	$3,455,165
Mandatorily redeemable capital stock	977,348	215,863
Retained earnings	788,790	587,554
Total permanent capital	$4,296,609	$4,258,582
Risk-based capital requirement
Credit-risk capital	$423,522	$473,233
Market-risk capital	136,943	80,026
Operations-risk capital	168,140	165,978
Total risk-based capital requirement	$728,605	$719,237
Permanent capital in excess of risk-based capital requirement	$3,568,004	$3,539,345

	December 31, 2013		December 31, 2012
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$728,605	$4,296,609	$719,237	$4,258,582
Total regulatory capital	$1,785,523	$4,296,609	$1,608,361	$4,258,582
Total capital-to-asset ratio	4.0%	9.6%	4.0%	10.6%

Leverage Ratio
Leverage capital	$2,231,904	$6,444,913	$2,010,451	$6,387,873
Leverage capital-to-assets ratio	5.0%	14.4%	5.0%	15.9%

We are a cooperative whose members and former members own all of our capital stock. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act, 3.00 percent for overnight advances, 4.00 percent for advances with an original maturity greater than overnight and up to three months, and 4.50 percent for all other advances and other specified assets related to activity between us and the member.

The Gramm-Leach-Bliley Act of 1999, as amended, made FHLBank membership voluntary for all members. Members may redeem Class B stock after no sooner than five years' notice provided in accordance with our capital plan (the redemption-notice period). The effective date of termination of membership for any member that voluntarily withdraws from membership is the end of the redemption-notice period, at which time any stock that is held as a condition of membership shall be divested, subject to any other applicable restrictions at that time. At that time, any stock held pursuant to activity-based stock investment requirements shall remain outstanding until such requirements are eliminated by disposition of the related business activity. Any member that withdraws from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

The redemption-notice period can also be triggered by the involuntary termination of membership of a member by our board of directors or by the FHFA, the merger or acquisition of a member into a nonmember institution, or the relocation of a member to a principal location outside our district. At the end of the redemption-notice period, if the former member's activity-based stock investment requirement is greater than zero, we may require the associated remaining obligations to us to be satisfied in full prior to allowing the member to redeem the remaining shares.

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

•	our board of directors or the FHFA may suspend redemptions in the event that such redemptions would cause us not to meet our minimum regulatory capital requirements.

Our board of directors may declare and pay dividends in either cash or capital stock, subject to limitations in applicable law and our capital plan.

Restricted Retained Earnings. Pursuant to the Joint Capital Agreement, and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At December 31, 2013, our total contribution requirement totaled $352.1 million. As of December 31, 2013 and 2012, restricted retained earnings totaled $106.8 million and $64.4 million, respectively. These restricted retained earnings are not available to pay dividends.

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

At December 31, 2013 and 2012, we had $977.3 million and $215.9 million, respectively, in capital stock subject to mandatory redemption. Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2013, 2012, and 2011, dividends on mandatorily redeemable capital stock of $5.8 million, $1.0 million, and $721,000, respectively, were recorded as interest expense.

The following table is a roll-forward of our capital stock that is subject to mandatory redemption during the years ended December 31, 2013, 2012, and 2011 (dollars in thousands).

	2013	2012	2011
Balance at beginning of year	$215,863	$227,429	$90,077
Capital stock subject to mandatory redemption reclassified from capital	859,522	1,014	140,821
Redemption/repurchase of mandatorily redeemable capital stock	(98,037)	(12,580)	(3,469)
Balance at end of year	$977,348	$215,863	$227,429

The number of stockholders holding mandatorily redeemable capital stock was six at each of December 31, 2013, 2012, and 2011, respectively.

Consistent with our capital plan, we are not required to redeem membership stock until the expiration of the redemption notice period. Furthermore, we are not required to redeem activity-based stock until the later of the expiration redemption-notice period or the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity-based asset no longer outstanding, we may repurchase such shares, in our sole discretion, subject to the statutory and regulatory restrictions on excess capital-stock redemption discussed below. The year of redemption in the following table represents the end of the redemption-notice period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the redemption-notice period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding. The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at December 31, 2013 and 2012 (dollars in thousands).

Expiry of Redemption Period	December 31, 2013	December 31, 2012
Past redemption date (1)	$697	$—
Due in one year or less	—	80,259
Due after one year through two years	—	—
Due after two years through three years	116,745	—
Due after three years through four years	832	134,590
Due after four years through five years	859,074	1,014
Total	$977,348	$215,863
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the redemption-notice period. Our capital plan provides that we will charge the member a cancellation fee in the amount of 2.0 percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. We will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and such a waiver is consistent with the FHLBank Act.

Excess Capital Stock. Our capital plan provides us with the discretion to repurchase capital stock from a member at par value if that stock is not required by the member to meet its total stock investment requirement (excess capital stock) subject to all applicable limitations. In conducting any repurchases, we repurchase any shares that are the subject of an outstanding redemption notice from the member from whom we are repurchasing prior to repurchasing any other shares that are in excess of the member's total stock-investment requirement. We may also allow the member to sell the excess capital stock at par value to another one of our members.

Since December 8, 2008, we have maintained a moratorium on all excess capital stock repurchases to help preserve our capital in the light of the challenges that arose at that time, which were principally due to our investments in private-label MBS. At December 31, 2013 and 2012, members and nonmembers with capital stock outstanding held excess capital stock totaling $1.7 billion and $2.1 billion, respectively, representing approximately 48.8 percent and 58.1 percent respectively of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2013, we had excess capital stock outstanding totaling 3.8 percent of our total assets. For the year ended December 31, 2013, we complied with the FHFA's excess capital stock rule.

On March 9, 2012, we completed a partial repurchase of excess capital stock in the amount of $250.0 million. Of this amount, $12.6 million was repurchased from mandatorily redeemable capital stock. This was our first such repurchase since the moratorium was established in December 2008, and was the only such repurchase that we made in 2012.

On March 11, 2013, we completed another partial repurchase of excess capital stock in the amount of $300.0 million. Of this amount, $25.0 million was repurchased from mandatorily redeemable capital stock. This was the only repurchase that we made in 2013.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2013. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated March 20, 2014, the Director of the FHFA notified us that, based on December 31, 2013 financial information, we met the definition of adequately capitalized under the Capital Rule.

Note 17 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(15,193)	$(621,528)	$(341)	$(1,049)	$(638,111)
Other comprehensive (loss) income before reclassifications:
Net unrealized losses	(20,566)	—	(31,981)	—	(52,547)
Noncredit other-than-temporary impairment losses	—	(36,310)	—	—	(36,310)
Accretion of noncredit loss	—	146,509	—	—	146,509
Net actuarial loss				(1,640)	(1,640)
Reclassifications from other comprehensive income to net income
Realized net gains on securities	(12,801)	—	—	—	(12,801)
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	60,333	—	—	60,333
Amortization - hedging activities (2)	—	—	14	—	14
Amortization - pension and postretirement benefits (3)	—	—	—	142	142
Other comprehensive (loss) income	(33,367)	170,532	(31,967)	(1,498)	103,700
Balance, December 31, 2011	(48,560)	(450,996)	(32,308)	(2,547)	(534,411)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	25,917	—	(32,733)	—	(6,816)
Noncredit other-than-temporary impairment losses	—	(10,931)	—	—	(10,931)
Accretion of noncredit loss	—	72,931	—	—	72,931
Net actuarial loss				(1,702)	(1,702)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	3,821	—	—	3,821
Amortization - hedging activities (2)	—	—	14	—	14
Amortization - pension and postretirement benefits (3)	—	—	—	474	474
Other comprehensive income (loss)	25,917	65,821	(32,719)	(1,228)	57,791
Balance, December 31, 2012	(22,643)	(385,175)	(65,027)	(3,775)	(476,620)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(79,122)	—	13,419	—	(65,703)
Noncredit other-than-temporary impairment losses	—	(63)	—	—	(63)
Accretion of noncredit loss	—	57,862	—	—	57,862
Net actuarial loss				(254)	(254)
Reclassifications from other comprehensive income to net income

Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,448	—	—	2,448
Amortization - hedging activities (2)	—	—	14	—	14
Amortization - pension and postretirement benefits (3)	—	—	—	800	800
Other comprehensive (loss) income	(79,122)	60,247	13,433	546	(4,896)
Balance, December 31, 2013	$(101,765)	$(324,928)	$(51,594)	$(3,229)	$(481,516)
_______________________

(1)	Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.

(2)	Recorded in net gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

Note 18 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our officers and employees. We were not required nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2013, 2012, and 2011.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2012. For the Pentegra Defined Benefit Plan plan years ended June 30, 2012 and 2011, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

The following table sets forth our net pension costs and funded status under the Pentegra Defined Benefit Plan (dollars in thousands):

	For the Years Ended December 31,
	2013		2012		2011
Net pension cost	$3,908		$4,367		$3,902
Pentegra Defined Benefit Plan funded status as of July 1 (1)	101.3%	(2)	108.4%	(3)	90.3%
Our funded status as of July 1 (1)	100.1%		106.1%		86.9%
______________________

(1)
The significant increase in the funded status from July 1, 2011, of both the Pentegra Defined Benefit Plan as a whole and our own funded status, is primarily due to a provision contained in the Moving Ahead for Progress in the 21st Century Act (MAP-21), which was signed into law by President Obama on July 6, 2012, and which changed the calculation of the discount rate used in measuring the pension plan liability. MAP-21 allows plan sponsors to measure the pension plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension plan liability was based on the 24-month average of interest rates. Over time, the pension funding stabilization effect of MAP-21 will decline because the 24-month smoothed segment rates and 25-year corridors are likely to converge.

(2)
The funded status as of July 1, 2013, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2013, through March 15, 2014. Contributions made on or before March 15, 2014, and designated for the plan year ended June 30, 2013, will be included in the final valuation as of July 1, 2013. The final funded status as of July 1, 2013, will not be available until the Form 5500 for the plan year July 1, 2013, through June 30, 2014 is filed. This Form 5500 is due to be filed no later than April 2015.

(3)
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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $5.1 million and $3.6 million at December 31, 2013 and 2012, respectively. We maintain a rabbi trust intended to satisfy future benefit obligations.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$939	$946	$851
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	146	104	89

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of December 31, 2013 and 2012 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Change in benefit obligation (1)
Benefit obligation at beginning of year	$7,969	$5,901	$721	$634
Service cost	588	418	33	32
Interest cost	381	293	29	28
Actuarial loss (gain)	385	1,657	(131)	45
Benefits paid	(254)	(300)	(19)	(18)
Benefit obligation at end of year	9,069	7,969	633	721
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	254	300	19	18
Benefits paid	(254)	(300)	(19)	(18)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(9,069)	$(7,969)	$(633)	$(721)
______________________

(1)	This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

Amounts recognized in other liabilities on the statement of condition for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2013 and 2012, were $9.7 million and $8.7 million, respectively.

Amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits as of December 31, 2013 and 2012, were (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2013	2012	2013	2012
Net actuarial loss	$3,151	$3,554	$78	$221

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $5.9 million and $5.3 million at December 31, 2013 and 2012, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost
Service cost	$588	$418	$261	$33	$32	$25
Interest cost	381	293	238	29	28	26
Amortization of net actuarial loss	788	465	140	12	9	2
Net periodic benefit cost	$1,757	$1,176	639	$74	$69	53
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Loss
Amortization of net actuarial loss	(788)	(465)	(140)	(12)	(9)	(2)
Net actuarial loss (gain)	385	1,657	1,543	(131)	45	97
Total recognized in accumulated other comprehensive loss	(403)	1,192	1,403	(143)	36	95
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$1,354	$2,368	$2,042	$(69)	$105	$148

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is $449,000 for our nonqualified supplemental defined benefit retirement plan and $1,000 for our postretirement benefits.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2013 and 2012, were:

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2013	2012	2013	2012
Benefit obligation
Discount rate	4.76%	3.80%	5.03%	4.10%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	3.80%	4.25%	4.10%	4.45%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan as of December 31, 2013, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2013, and solving for the single discount rate that produces the same present value.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2014 other than the payment of benefits.

Estimated future benefit payments for our nonqualified supplemental defined benefit retirement plan and postretirement benefits, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

	Estimated Future Payments
Years	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2014	$134	$17
2015	188	16
2016	258	16
2017	328	17
2018	388	18
2019-2023	3,215	114

Note 19 — Fair Values

The carrying values, fair values, and fair-value hierarchy of our financial instruments at December 31, 2013 and 2012, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	December 31, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$641,033	$641,033	$641,033	$—	$—	$—
Interest-bearing deposits	195	195	195	—	—	—
Securities purchased under agreements to resell	3,750,000	3,749,942	—	3,749,942	—	—
Federal funds sold	850,000	849,993	—	849,993	—	—
Trading securities(1)	247,174	247,174	—	247,174	—	—
Available-for-sale securities(1)	3,995,310	3,995,310	—	3,995,310	—	—
Held-to-maturity securities(2)	4,138,661	4,499,441	—	2,877,334	1,622,107	—
Advances	27,516,678	27,632,970	—	27,632,970	—	—
Mortgage loans, net	3,368,476	3,396,499	—	3,396,499	—	—
Accrued interest receivable	83,458	83,458	—	83,458	—	—
Derivative assets(1)	4,318	4,318	—	36,427	—	(32,109)
Other assets (1)	10,086	10,086	5,197	4,889	—	—
Liabilities:
Deposits	(517,565)	(517,552)	—	(517,552)	—	—
COs:
Bonds	(23,465,906)	(23,584,981)	—	(23,584,981)	—	—
Discount notes	(16,060,781)	(16,061,486)	—	(16,061,486)	—	—
Mandatorily redeemable capital stock	(977,348)	(977,348)	(977,348)	—	—	—
Accrued interest payable	(83,386)	(83,386)	—	(83,386)	—	—
Derivative liabilities(1)	(608,152)	(608,152)	—	(642,537)	—	34,385
Other:
Commitments to extend credit for advances	—	(2,098)	—	(2,098)	—	—
Standby letters of credit	(562)	(562)	—	(562)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

Fair-Value Hierarchy. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or advantageous) market for the asset or liability at the measurement date (an exit price).

U.S. GAAP establishes a fair-value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair-value measurement is determined. This overall level is an indication of market observability of the fair-value measurement for the asset or liability.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2013 and 2012.

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

We request prices on each of our securities subject to this fair-value method from four third-party vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a median price for each security using a formula that is based on the number of prices received:

•	if four prices are received, the average of the two middle prices is used;

•	if three prices are received, the middle price is used;

•	if two prices are received, the average of the two prices is used; and

•	if one price is received, it is used subject to validation of outliers as described below.

Vendor prices that are outside of a defined cluster are identified as outliers and are subject to additional review including, but not limited to, comparison to prices provided by an additional third-party valuation vendor, prices for similar securities, and/or nonbinding dealer estimates, or the use of internal model prices, which we believe reflect the facts and circumstances that a market participant would consider. We also perform this analysis in those limited instances where no third-party vendor price or only one third-party vendor price is available to determine fair value. If the analysis indicates that an outlier (or outliers) is (are) not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then we use the average of the vendor prices within the tolerance threshold of the median price as the final price. If, on the other hand, we determine that an outlier (or some other price identified in the analysis) is a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price. In all cases, the final price is used to determine the fair value of the security.

As of December 31, 2013, four vendor prices were received for 93.8 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current low level of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2013 and 2012, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities also fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

As an additional step, we reviewed the final fair-value estimates of our private-label MBS holdings as of December 31, 2013, for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our other-than-temporary impairment process. This yield was compared to the implied yield for comparable securities according to price information from dealers and other third-party sources. Significant variances or inconsistencies were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair-value estimate was appropriate.

Investment Securities – HFA Floating Rate Securities. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Our floating rate HFA securities also fall within Level 3 of the fair-value hierarchy due to the current lack of market activity for these bonds.

Advances. We determine the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. We calculate our replacement advance rates at a spread to our cost of funds. Our cost of funds approximates the CO curve. See — COs within this note for a discussion of the CO curve. We use market-based expectations of future interest-rate volatility implied from current market prices for similar options to estimate the fair values of advances with optionality. In accordance with the FHFA's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the advances. Therefore, we do not assume prepayment risk when we determine the fair value of advances. Additionally, we do not account for credit risk in determining the fair value of our advances due to the strong credit protections that mitigate the credit risk associated with advances. Collateral requirements for advances provide surety for the repayment such that the probability of credit losses on advances is very low. We have the ability to establish a blanket lien on all financial assets of most members, and in the case of federally insured depository institutions, our lien has a statutory priority over all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

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

The fair values of all interest-rate-exchange agreements are netted by clearing member and/or by counterparty, including cash collateral received from or delivered to the counterparty. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. We generally use a midmarket pricing convention based on the bid-ask spread as a practical expedient for fair-value measurements. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We have evaluated the potential for the fair value of the instruments to be affected by counterparty risk and our own credit risk and have determined that no adjustments were significant to the overall fair-value measurements.

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•
Discount rate assumption. At December 31, 2013 and 2012, we used either the overnight-index swap (OIS) curve or the LIBOR swap curve depending on the terms of the ISDA agreement we have with each derivative counterparty.

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

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally equal to its par as indicated by contemporaneous member purchases and sales at par value. Fair value also includes an estimated dividend earned at the time of reclassification from equity to liabilities, until that amount is paid, and any subsequently declared dividend. Capital stock can only be acquired by our members at par value and redeemed at par value. Our capital stock is not traded and no market mechanism exists for the exchange of capital stock outside of our cooperative structure.

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

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at December 31, 2013 and 2012, by fair-value hierarchy level (dollars in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$14,331	$—	$—	$14,331
GSEs – residential MBS	—	3,486	—	—	3,486
GSEs – commercial MBS	—	229,357	—	—	229,357
Total trading securities	—	247,174	—	—	247,174
Available-for-sale securities:
Supranational institutions	—	415,135	—	—	415,135
U.S. government-owned corporations	—	238,785	—	—	238,785
GSEs	—	888,525	—	—	888,525
U.S. government guaranteed – residential MBS	—	271,597	—	—	271,597
U.S. government guaranteed – commercial MBS	—	309,101	—	—	309,101
GSEs – residential MBS	—	1,872,167	—	—	1,872,167
Total available-for-sale securities	—	3,995,310	—	—	3,995,310
Derivative assets:
Interest-rate-exchange agreements	—	36,422	—	(32,109)	4,313
Mortgage delivery commitments	—	5	—	—	5
Total derivative assets	—	36,427	—	(32,109)	4,318
Other assets	5,197	4,889	—	—	10,086
Total assets at fair value	$5,197	$4,283,800	$—	$(32,109)	$4,256,888
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(642,498)	$—	$34,385	$(608,113)
Mortgage delivery commitments	—	(39)	—	—	(39)
Total liabilities at fair value	$—	$(642,537)	$—	$34,385	$(608,152)
_______________________

(1)
These amounts represent the application of the netting requirements which allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

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
_______________________

(1)
These amounts represent the application of the netting requirements which allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty. We did not hold cash collateral, including accrued interest, associated with derivatives subject to master netting agreements as of December 31, 2012.

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity investment securities and REO at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security).

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at December 31, 2013 and 2012 (dollars in thousands).

	December 31, 2013
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$115	$115

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$25	$25
REO	—	—	195	195

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$220	$220

Note 20 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2013, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2013 and 2012. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $727.5 billion and $653.5 billion at December 31, 2013 and 2012, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$2,873,616	$247,399	$3,121,015	$870,905	$343,744	$1,214,649
Commitments for standby bond purchases	—	—	—	158,960	—	158,960
Commitments for unused lines of credit - advances (2)	1,283,361	—	1,283,361	1,290,776	—	1,290,776
Commitments to make additional advances	436,954	60,078	497,032	22,985	72,036	95,021
Commitments to invest in mortgage loans	11,056	—	11,056	30,938	—	30,938
Unsettled CO bonds, at par (3)	36,400	—	36,400	124,100	—	124,100
Unsettled CO discount notes, at par	1,215,000	—	1,215,000	1,405,000	—	1,405,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year totaling $15.7 million as of December 31, 2013. Also excluded are commitments to issue standby letters of credit that expire within one year totaling $12.6 million at December 31, 2012.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)
We had no unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2013. We had $100.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2012.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from final expiries in 15 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $562,000 and $523,000 at December 31, 2013 and 2012, respectively.

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
Standby Bond-Purchase Agreements. We enter into standby bond-purchase agreements with state housing authorities from time to time whereby we, for a fee, agreed to purchase and hold the housing authority’s bonds until the designated remarketing agent can find an investor or the housing authority repurchases the bonds according to a schedule established by the standby bond-purchase agreement. Each standby bond-purchase agreement specifies the terms that would require us to purchase the bonds. The last standby bond-purchase commitment we had entered into expired in April 2013. At December 31, 2012, we had standby bond-purchase agreements with one state housing authority. During the years ended December 31, 2013 and 2012, we were not required to purchase any bonds under these agreements.
Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We have pledged securities, as collateral, related to derivatives. See Note 11 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features.

Lease Commitments. We charged to operating expense net rental costs of approximately $2.7 million, $2.6 million, and $3.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Future minimum rentals at December 31, 2013, were as follows (dollars in thousands):

	Equipment	Premises
	Capital Leases	Operating Leases
2014	$47	$2,490
2015	47	2,495
2016	31	2,499
2017	—	2,504
2018	—	2,568
Thereafter	—	12,683
Total minimum lease payments	$125	$25,239

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

Note 21 — Transactions with Shareholders

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

Beginning in the second quarter of 2013, we defined related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. In prior reports, we defined related parties as members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding. The voting interest method of defining our related parties reflects a more narrow approach and is in agreement with accounting guidance. Shareholder concentrations, defined as members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding, are disclosed in the shareholder concentration section below.

Related Parties. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2013 and 2012, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at December 31, 2013 and 2012 (dollars in thousands):

As of December 31, 2013	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Bank of America, N.A.	$857,835	24.5%	$98,370	0.4%	$420	1.4%
RBS Citizens N.A.	430,077	12.3	2,269,149	8.3	187	0.6

As of December 31, 2012	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Bank of America Rhode Island, N.A.(1)	$978,084	26.6%	$101,795	0.5%	$437	1.2%
RBS Citizens N.A.	484,517	13.2	519,808	2.6	109	0.3
__________________________

(1)
Capital stock outstanding at December 31, 2012, included $1.9 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation (BANA). Bank of America Rhode Island, N.A. (BANA RI) merged into BANA, its parent, during the quarter ended June 30, 2013. BANA is ineligible for Bank membership.

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances from the above shareholders during the years ended December 31, 2013, 2012, and 2011 as follows (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Bank of America, N.A. (1)	$5,277	$6,717	$13,057
RBS Citizens N.A.	1,380	10,019	11,482
__________________________

(1)	Includes interest income from advances outstanding to BANA RI through the date of its merger with BANA in April 2013.

During 2013, we received prepayment fees of $903,000 from Bank of America, N.A. and the corresponding principal amount prepaid to us was $4.2 million. During 2012, we did not receive any prepayment fees from Bank of America Rhode Island, N.A. During 2011, we received prepayment fees of $292,000 from Bank of America Rhode Island, N.A. and the corresponding principal amount prepaid to us was $500.0 million.

We did not receive any prepayment fees from RBS Citizens, N.A. during 2013 and 2011. During 2012, we received prepayment fees of $29,000 from RBS Citizens, N.A. The corresponding principal amount prepaid to us during 2012 was $135,000.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2013	$127,020	3.6%	$659,333	2.4%	$1,693	5.6%
As of December 31, 2012	143,165	3.9	792,839	3.9	2,138	6.1

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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. For the years ended December 31, 2013, 2012 and 2011, we recorded $1.5 million, $1.3 million, and $1.1 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the years ended December 31, 2013 and 2012, we assumed debt obligations with a par amount of $70.0 million and $380.0 million, respectively, and a fair value of approximately $80.1 million and $427.9 million, respectively, on the day they were assumed, which had been the obligations of another FHLBank. During the year ended December 31, 2011, there were no transfers of COs between us and other FHLBanks.

Note 23 — Subsequent Events

On February 20, 2014, the board of directors declared a cash dividend at an annualized rate of 1.49 percent based on capital stock balances outstanding during the fourth quarter of 2013. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $12.9 million and was paid on March 4, 2014.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2013 and 2012, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.
2013 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2013 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$141,031	$139,879	$145,273	$160,577
Total interest expense	80,637	81,476	84,563	84,229
Net interest income before provision for credit losses	60,394	58,403	60,710	76,348
Provision for (reduction of) credit losses	240	83	(1,190)	(1,087)
Net interest income after provision for credit losses	60,154	58,320	61,900	77,435
Net impairment losses on investment securities recognized in income	(223)	(1,528)	(394)	(421)
Litigation settlements	52,493	812	—	—
Other income (loss)	855	592	(6,466)	(2,276)
Non-interest expense	18,088	15,784	15,390	15,455
Income before assessments	95,191	42,412	39,650	59,283
AHP assessments	9,886	4,333	4,061	5,949
Net income	$85,305	$38,079	$35,589	$53,334

2012 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2012 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$178,445	$178,383	$196,294	$177,061
Total interest expense	96,692	105,582	106,742	108,719
Net interest income before provision for credit losses	81,753	72,801	89,552	68,342
Reduction of provision for credit losses	(1,070)	(523)	(383)	(1,151)
Net interest income after provision for credit losses	82,823	73,324	89,935	69,493
Net impairment losses on investment securities recognized in income	(1,629)	(1,092)	(1,492)	(2,960)
Litigation settlements	—	—	2,317	—
Other (loss) income	(4,951)	(698)	(12,848)	1,245
Non-interest expense	16,827	15,039	15,671	15,746
Income before assessments	59,416	56,495	62,241	52,032
AHP assessments	5,962	5,675	6,253	5,232
Net income	$53,454	$50,820	$55,988	$46,800

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2013 is included in Item 8 — Financial Statements and Supplementary Data — Financial Statements — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2013, which is included in Item 8 — Financial Statements and Supplementary Data — Financial Statements — Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of industry directors nominated and elected by our members on a state-by-state basis (member directors) and independent directors nominated by our board and elected by a plurality of all our members (independent directors). Our board of directors is currently constituted of eight member directors and six independent directors. One independent directorship is currently vacant. Two of the independent directors are designated as public interest directors.

An FHFA regulation (the Election Regulation) regarding FHLBank board of director elections and director eligibility gives the Director of the FHFA the annual responsibility to determine the size of each FHLBank's board of directors. Further, for each FHLBank, the Election Regulation requires the Director of the FHFA to allocate:

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

If, during a director's term of office, the Director of the FHFA eliminates the directorship to which he or she has been elected or, for member directorships, redesignates such directorship to another state, the director's term will end as of December 31 of the year in which the Director of the FHFA takes such action.

Based on the requirements of the Election Regulation, the Acting Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2013 and 2014 as follows:

	Number of Member Directorships
State	2014	2013
Connecticut	1	1
Maine	1	1
Massachusetts	3	3
New Hampshire	1	1
Rhode Island	1	1
Vermont	1	1
Total	8	8

The elections for the member directorships for 2014 were completed in the fourth quarter of 2013 and involved elections for two Massachusetts and one Connecticut member directorships and one independent directorship. See — 2013 Director Elections below for additional information.

Director Requirements

Board of director elections are conducted in accordance with the FHLBank Act, HERA, regulations issued under each of the foregoing, including the Election Regulation, and our governance documents. In accordance with such statutes and regulations:

•	each director is required to be a U.S. citizen;

•	no director may be a member of our management;

•	each director is elected for a four-year term (unless the Director of the FHFA designates a shorter term for staggering purposes); and

•	no director can be elected to more than three consecutive full terms.

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

Because of the foregoing requirements for member director nominations and elections, we do not know what factors our members considered in nominating candidates for member directorships or in voting to elect our member directors. However, when our board of directors has a vacancy, FHFA regulations require the remaining directors to elect a director to fill the vacancy and, in those instances, we can know what was considered in electing such directors, although none of our member directors hold their current directorships due to a vacancy.

Independent Director and Independent Director Nominee Requirements and Nominations

Candidates for independent directorships are nominated by our board of directors. In addition to the requirements applicable to all directors, each independent director is required to be a bona fide resident of our district, and no independent director may serve as an officer, employee, or director of any of our members or other recipient of advances from us and may not be an officer of any FHLBank. At least two of the independent directors must be public interest directors. Public interest directors, as defined by FHFA regulations, are independent directors who have at least four years of experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protection. Pursuant to FHFA regulations, each independent director must either satisfy the requirements to be a public interest director or have knowledge or experience in one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk-management practices, and the law.

Our members are permitted to (and we ask them to) identify candidates to be considered for inclusion on the nominee slate for independent directorship, but to be considered for nomination, an individual must submit an application to us. We are required to submit information about nominees for independent directorships to the FHFA for review prior to announcing such nominations. In addition, our board of directors is required by FHFA regulations to consult with our Advisory Council in establishing the independent director nominee slate. For information on the Advisory Council, see Item 1 — Business — Business Lines — Targeted Housing and Community Investment Programs. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours. Our board of directors has made these determinations for each nominee for independent directorships. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining whom to nominate for independent directorships, the board of directors selected:

•
Andrew J. Calamare in 2012 to serve as an independent director, based on his significant experience in business, organizational management, legal, bank regulatory and insurance company matters, as well as experience and involvement in multiple boards of directors that represent consumer or community interests;

•
Joan Carty in 2010 to serve as a public interest director, based on her experience serving as president and chief executive officer of Housing Development Fund, a Stamford, Connecticut-based CDFI that finances multifamily housing, lends directly to low and moderate-income households for first-time purchases, and provides homeownership counseling, homebuyer education, and foreclosure-intervention counseling;

•
Patrick E. Clancy in 2010 to serve as a public interest director, based on his experience serving as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed over 25,000 affordable housing units over the past 40 years;

•
Cornelius K. Hurley in 2013 to serve as an independent director, based on his legal and banking experience, having served as general counsel of a large regional bank, and as director of the Center for Finance, Law and Policy at Boston University School of Law, in Boston, Massachusetts;

•
Jay F. Malcynsky in 2012 to serve as an independent director, based on his significant experience in law, government-relations and political consulting as well as his involvement in multiple boards of directors of charitable organizations; and

•
Emil J. Ragones in 2011 to serve as an independent director, based on his experience as a former partner at Ernst & Young specializing in information technology audit and controls and related experience in implementing business strategies for financial systems, incorporating or improving information technology and financial controls, addressing regulatory examination findings surrounding information technology and financial controls, and reviewing governance matters applicable to information technology.

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

One independent directorship is currently vacant due to a resignation that was effective as of December 31, 2013. The board is currently assessing the skills of the current directors and the board’s needs, and expects to fill the vacancy with a candidate whose skills and experience enhance the board’s effectiveness'.

2013 Director Elections

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

The nominations were sent by email but nominating certificates were returned by mail. Ballots were distributed and returned by mail. As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported on a current report on Form 8-K filed with the SEC on October 25, 2013, as supplemented by Form 8-K/A filed with the SEC on December 20, 2013 and on January 27, 2014.

Information Regarding Current Directors

The term for each director position is four years unless a shorter term is assigned to a director position by the FHFA to implement staggering of the expiration dates of the terms. None of our directors serve as an executive officer of the Bank.

Member Directors

The member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Donna L. Boulanger, age 60, has served as president, chief executive officer and trustee of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, since February 2008. Ms. Boulanger also currently serves on the First District

Community Depository Institutions Advisory Council of the Federal Reserve Bank of Boston, and on the boards of directors of the Massachusetts Bankers Association and the Depositors Insurance Fund, which is also a Bank member. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2017.

Steven A. Closson (vice chair), age 64, serves as a director of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987 and was promoted to president and chief executive officer and elected to Androscoggin Savings Bank's board of directors in 1991. He retired from that position on December 31, 2011. Mr. Closson has served as a director of the Bank since January 1, 2004, and his current term will conclude on December 31, 2015.

Peter F. Crosby, age 63, serves as president, chief executive officer, and trustee of Passumpsic Savings Bank and president, chief executive officer, and director of Passumpsic Bancorp. Mr. Crosby has served as president and chief executive officer of each of Passumpsic Savings Bank and Passumpsic Bancorp, each located in St. Johnsbury, Vermont, since 1999. Mr. Crosby has also served as trustee of Passumpsic Savings Bank and director of Passumpsic Bancorp since 2003. Mr. Crosby began serving at those institutions in 1973. Mr. Crosby also serves as a director of Blue Cross/Blue Shield of Vermont, Inc. and is chair of its Audit Committee. Mr. Crosby has served as a director of the Bank since January 1, 2005, and his current term will conclude on December 31, 2014.

Stephen G. Crowe, age 63, serves as a director of MountainOne Bank and a trustee of MountainOne Financial, its holding company. From 2002 to 2012, Mr. Crowe served as president and chief executive officer of MountainOne Bank. Mr. Crowe served as president and chief executive officer of each of Hoosac Bank from 1994 to 2009 and Williamstown Savings Bank from 2002 to 2009 (merged into Hoosac Bank in June 2012). Mr. Crowe is also a director of The Savings Bank Life Insurance Company of Massachusetts, which is also a Bank member. Mr. Crowe also served as a treasurer of the American Bankers Association in 2011 and 2012, and presently serves on the board of trustees for the Massachusetts College of Liberal Arts. Mr. Crowe's service as a director of the Bank began on January 1, 2012 and his current term will conclude on December 31, 2015.

Martin J. Geitz, age 57, has served as president and chief executive officer of The Simsbury Bank & Trust Company, located in Simsbury, Connecticut, since October 2004 and its holding company, SBT Bancorp, Inc., since its formation in 2005. Mr. Geitz is also a member of the board of directors of The Simsbury Bank & Trust Company and SBT Bancorp, Inc. Mr. Geitz currently serves as the president of the Connecticut Community Bankers Association. Mr. Geitz began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2017.

John W. McGeorge, age 69, has served as chief executive officer and chairman of the board of Needham Bank, of Needham, Massachusetts since April 2006. He also served as president of Needham Bank from April 2006 through April 2012. Mr. McGeorge began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2017.

John F. Treanor, age 66, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Mr. Treanor also served as president and chief operating officer at The Washington Trust Company for 10 years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994 to 1999); executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991 to 1994); and various senior management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr. Treanor also serves on the board of directors of The Beacon Mutual Insurance Company. Mr. Treanor has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2016.

Kenneth A. Wilman Jr., age 52, has served as president and chief executive officer and a director of Profile Bank, FSB, located in Rochester, New Hampshire since October 2002. Prior to his current position, Mr. Wilman served as vice president of lending from August 1992 until September 2002. Prior to that, he was employed at the Office of Thrift Supervision as a Federal Bank Examiner from 1990 until 1992. Mr. Wilman has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2014.

Independent Directors

The independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.

Andrew J. Calamare (chair), age 58, has served as executive vice president of The Co-operative Central Bank, located in Boston, Massachusetts, since January 2011. Prior to his current position, Mr. Calamare served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Prior to that position, Mr. Calamare served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2016.

Joan Carty, age 62, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She has also served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term will conclude on December 31, 2014.

Patrick E. Clancy, age 67, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. He continues to engage in the field as an independent consultant and developer. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2014.

Cornelius K. Hurley, age 68, has served as director of the Boston University Center for Finance, Law & Policy, the successor to the Morin Center for Banking and Financial Law at Boston University School of Law, since 2005. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly owned subsidiary of Computershare, Ltd. Prior to serving as director of the Center for Finance, Law & Policy, Prof. Hurley served as managing director of The Secura Group from 1990 to 1997, and as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies from 1981 to 1990. He also previously served as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was previously appointed as a director of the Bank on March 30, 2007, for a term that expired on December 31, 2008. Prof. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, which ended on December 31, 2013. His current term will conclude on December 31, 2017.

Jay F. Malcynsky, age 60, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington, D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director on March 30, 2007, and his current term will conclude on December 31, 2016.

Emil J. Ragones, age 67, has served since 2008 as executive in residence at Accounting Management Solutions, Inc., a company located in Boston, Massachusetts, providing accounting and financial management services. Prior to his current position, Mr. Ragones served as partner at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including to financial services clients. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's national professional practice. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current term will conclude on December 31, 2015.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: http://www.fhlbboston.com/downloads/aboutus/Audit_Committee_Charter.pdf.

The members of the Audit Committee are Directors Ragones (chair), Crowe (vice chair), Malcynsky, McGeorge, Treanor, and Calamare (ex officio). The board has determined that Director Crowe is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Crowe is not an auditor or accountant for us, does not perform fieldwork, and is not a Bank employee. In accordance with the SEC's safe harbor relating to Audit Committee financial experts, a person designated or identified as an Audit Committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit

Committee or board of directors. See Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Crowe’s independence.

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

The Audit Committee has discussed with PwC the matters required to be discussed by PCAOB Auditing Standard No. 16, Communications with Audit Committees, PwC has provided to the Audit Committee the written disclosures and the letter required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed with PwC their independence.

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2013, for filing with the SEC.

Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	55
M. Susan Elliott	Executive Vice President and Chief Business Officer	59
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	52
Timothy J. Barrett	Senior Vice President and Treasurer	55
George H. Collins	Senior Vice President and Chief Risk Officer	54
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	47
Barry F. Gale	Senior Vice President and Executive Director of Human Resources	54
Carol Hempfling Pratt	Senior Vice President, General Counsel, and Corporate Secretary	55
_________________________

(1)	Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

Edward A. Hjerpe III has served as president and chief executive officer since July 2009. Mr. Hjerpe came to us from Strata Bank and Service Bancorp, Inc., where he was interim chief executive officer from September 2008 until joining us. Mr. Hjerpe was a financial, strategy, and management consultant from August 2007 to September 2008, and both president and chief operating officer of the New England Region of Webster Bank and senior vice president of Webster Financial Corporation from May 2004 to June 2007. Prior to those roles, Mr. Hjerpe served as executive vice president, chief operating officer, and chief financial officer at FIRSTFED AMERICA BANCORP, Inc. from July 1997 to May 2004. Mr. Hjerpe also worked with us from 1988 to 1997, first as vice president and director of financial analysis and economic research, and ultimately as executive vice president and chief financial officer. Mr. Hjerpe has been involved in numerous community, civic, industry, and nonprofit organizations over the course of his career. He currently serves as a member of the board of directors of the Office of Finance and was the 2013 chair of the FHLBank Presidents Conference. He also serves as the chair of the board of Dental Services of Massachusetts, is a current member and past chair of the board of trustees of St. Anselm College in Manchester, New Hampshire, and is a current member of the board of directors of the Pentegra Defined Benefit Plan for financial institutions. Mr. Hjerpe earned a B.A. in business and economics from St. Anselm College, and an M.A. and Ph.D. in economics from the University of Notre Dame.

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

Brian G. Donahue was promoted from first vice president to senior vice president in 2013 and has served as controller and chief accounting officer since February 2010. Prior to assuming that position, Mr. Donahue had served as first vice president and controller since 2007, vice president and controller from 2004 to 2007, as assistant vice president and assistant controller from 2001 to 2004, and in progressively responsible positions from 1992 to 1999, when he served as assistant controller. Mr. Donahue worked for two years as assistant vice president and division controller for State Street Bank and Trust Company, from 1999 to 2001. Prior to joining us in 1992, Mr. Donahue was an associate with Price Waterhouse. Mr. Donahue earned his B.B.A. from James Madison University and his M.B.A. from Boston University, and is a certified public accountant.

Barry F. Gale has served as senior vice president and executive director of human resources since April 2013. Prior to employment with us, Mr. Gale served as senior director of human resources at Thomson Reuters where he spent 18 years in progressively senior roles. Prior to that position, Mr. Gale served in human resources roles at each of Citizens Financial Group and The Colonial Group. Mr. Gale holds a B.S. in business management from The University of Massachusetts, Boston.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate and conduct our daily business with our customers, vendors, shareholders, and with our employees. The Code of Ethics and Business Conduct applies to all directors and employees, including the chief executive officer, chief financial officer, and chief accounting officer, and all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to avoid conflicts of interest and to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of our financial books and records and the preparation of our financial statements. The Code of Ethics and Business Conduct can be found on our website (http://www.fhlbboston.com/downloads/aboutus/code_of_ethics.pdf). All future amendments to, or waivers from, the Code of Ethics and Business Conduct will be posted on our website. The information contained within or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

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

For the year ended December 31, 2013, the named executive officers were:

Edward A. Hjerpe III	President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer;
M. Susan Elliott	Executive Vice President and Chief Business Officer;
George H. Collins	Senior Vice President and Chief Risk Officer;
Carol Hempfling Pratt	Senior Vice President and General Counsel; and
Timothy J. Barrett	Senior Vice President and Treasurer.

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2013. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded moderate increases in base salary effective January 1, 2014. Additionally, we adopted an executive incentive plan (an EIP) in 2013 (the 2013 EIP). The 2013 EIP was designed with incentive payout opportunities that were lower than the competitive market, but higher than the 2012 EIP incentive opportunities, based on our then-current and improving financial condition. Cash incentives awarded under EIPs in 2013 were determined based on the criteria set forth in the 2013 EIP and the 2011 EIP.

Compensation Committee

Pursuant to a charter approved by the board of directors, the Human Resources and Compensation Committee (the Compensation Committee) assists the board of directors in developing and maintaining personnel and compensation policies that support our business objectives. The Compensation Committee develops and recommends the compensation philosophy for the board of directors' review and approval. The Compensation Committee reviews and recommends to the board of directors, for its approval, human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the named executive officers may participate.

The members of the Compensation Committee are:

Stephen G. Crowe, Chair;
Jay F. Malcynsky, Vice Chair;
Joan Carty;
Steven A. Closson;
John W. McGeorge; and
Andrew J. Calamare (ex officio).

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time been an officer or employee with us. None of our executive officers has served or is serving on our board of directors or the compensation committee of any entity whose executive officers served on the Compensation Committee or our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on the Form 10-K for the fiscal year ending December 31, 2013.

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

In 2006, with the approval of the Compensation Committee and board of directors, we retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry, to assist with a comprehensive total rewards study. A major outcome of the study was the adoption of a "Total Rewards Philosophy," the principles of which have been the basis for determining total compensation for the named executive officers since that time. The Total Rewards Philosophy was updated in 2009 to ensure its consistency with an FHFA advisory bulletin on executive compensation principles. FHLBank executive compensation is subject to FHFA review, as described under — FHFA Oversight of Executive Compensation.

The Total Rewards Philosophy defines compensation goals, competitive market and peer groups, components and comparability of the total rewards package, performance evaluation and compensation, and responsibility for administration and oversight of compensation and benefits programs. The Compensation Committee and board of directors are responsible for periodically reviewing the Total Rewards Philosophy to ensure consistency with our overall business objectives, the competitive market, and our financial condition.

The Total Rewards Philosophy provides for a total compensation and benefits package for employees, including the named executive officers, that:

•	Is tailored to our unique cooperative structure and the FHLBank System.

•	Is reasonable, comparable, and competitive in the marketplace in which we compete and therefore enables us to attract, retain, motivate, and reward talent.

•
Is consistent with sound risk management practices and is tied to the short-term and long-term financial performance and our condition. This includes designing incentive programs so that staff engaged in risk-management and compliance functions are rewarded in a manner independent of the financial performance of the business areas they monitor.

•
Directly links individual total rewards opportunities to our mission and annual and long-term business and financial strategies and to a combination of Bankwide, business unit/team, and individual performance metrics linked to the objectives of the employee's principal functions.

•	Delivers an optimal mix of compensation and benefits to maximize the total value derived and perceived by different employee groups while maximizing our cost-effectiveness.

Risk and Bank Compensation Practices and Policies

One objective of our Total Rewards Philosophy is the alignment of compensation practices and policies with sound risk- management practices. In support of this objective, our chief risk officer reviews the design of our compensation plans and policies, including the 2013 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2013 EIP includes long-term incentive opportunities based on the level of retained earnings and targeted regulatory results at December 31, 2015 with associated deferred payouts of 50 percent of the 2013 EIP's awards, which are intended to align management's interests with the long-term financial performance and condition of the Bank.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2013 short-term awards, which are intended to further reduce the risk of imprudent risk taking.

Further, our chief risk officer and our head of human resources jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2014, the Compensation Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are intended to reward participants in a manner independent of the financial performance of the business areas they monitor. For example, as discussed under — Executive Incentive Plan — Incentive Goals, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings under the 2013 EIP than the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile. Likewise, all participants in the 2013 EIP working in ERM have somewhat different goals and weightings than their peers in other departments.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the FHFA reviews all executive compensation, including the 2013 EIP, relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is broader in scope than only the FHLBank System or other GSEs, such as Fannie Mae and Freddie Mac. In fact, we must compete directly with financial institutions in the private sector to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by traditionally high-paying asset-management firms that may be labor market competitors even though they are not business competitors. As a result, we may, at times, have to expand recruiting efforts to a regional or national basis to recruit named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer a competitive compensation package to attract and retain talented managers. When setting compensation levels, we also consider the high cost of living in the Boston area.

The Total Rewards Philosophy defines two primary competitive peer groups for the named executive officers: the other FHLBanks and commercial/regional banks. Both peer groups are considered in setting the total rewards package. However, no specific target among the peer groups is selected for named executive officer compensation. Rather, the data is used as a general matter to ensure the total rewards packages remain competitive as determined by the Compensation Committee relative to those peer groups.

The first primary peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2013, we participated in, and used the results of, the annual FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive with the median for each matched position as discussed below in more detail.

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

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 2013 FHLB Custom Survey and its 2013 Finance and Business Services Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives. This approach generally resulted in comparing the named executive officers to divisional rather than overall heads of businesses and functions.

The following is a list of survey participants that were included by McLagan in the commercial/regional banks peer group in the 2013 FHLB Custom Survey or the 2013 Finance and Business Services Survey. Not all participants reported positions that matched the data set for the named executive officers.

ABN AMRO Securities (USA) LLC	Ernst & Young	PricewaterhouseCoopers
Advent Software	Fannie Mae	Prudential Financial
Ally Financial Inc.	Fidelity Investments	Rabobank Nederland
American Express	Fifth Third Bank	Raymond, James & Associates
Banco Bilbao Vizcaya Argentaria	First Merit Bank	RBS/Citizens Bank
Bank Hapoalim	First Niagara	Regions Financial Corporation
Bank of America	Freddie Mac	Robert W. Baird & Co. Inc.
Bank of the West	FTI Consulting	Royal Bank of Canada
Bank of Tokyo - Mitsubishi UFJ	GE Capital	Sallie Mae
BBVA Compass	HSBC	Santander (includes legacy Sovereign)
BMO Financial Group	Huntington Bancshares, Inc.	Societe Generale
BNP Paribas	ICAP	Standard Chartered Bank
BOK Financial Corporation	ING	State Street Bank & Trust Company
BP Oil International Ltd.	Jefferies	SunTrust Banks
Branch Banking & Trust Co.	JP Morgan	SVB Financial Group
Brown Brothers Harriman & Co.	KBC Bank	Synovus
Capital One	KeyCorp	TD Securities
Charles Schwab & Co., Inc	Lloyds Banking Group	The Bank Of New York Mellon
CIBC World Markets	M&T Bank Corporation	The Bank of Nova Scotia
Citigroup	Macquarie Bank	The CIT Group
Comerica	Mitsubishi UFJ Trust & Banking Corporation (USA)	The Northern Trust Corporation
Commerzbank	Mizuho Corporate Bank, Ltd.	The Vanguard Group, Inc.
Credit Industriel et Commercial	Natixis	TIAA-CREF
Credit Agricole CIB	Newedge	UniCredit
Cushman & Wakefield, Inc.	Nomura Securities	Union Bank, N.A.
Depository Trust & Clearing Corporation	Nord/LB	Webster Bank
Dexia	Piper Jaffray	Wells Fargo Bank
DZ Bank	PNC Bank	Zions Bancorporation
East West Bancorp	Popular Community Bank

Data from international banks only contained results from their U.S. operations.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, tenure, experience, and complexity of position through a package that consists of a mix of base salary, cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an EIP to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we have historically used higher base salaries, cash-incentive opportunities, and strong retirement benefits to keep our compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be competitive with the median total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be competitive with the median total rewards packages at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with the median total cash compensation of the named executive officer's peers at other FHLBanks, particularly the FHLBanks of Atlanta, Chicago, Dallas, New York, and San Francisco, since these FHLBanks are also located in larger urban areas and are more representative of the Boston labor market than FHLBanks located in smaller cities. The Compensation

Committee has also considered median total cash compensation at the other FHLBanks as the comparator since it includes base salaries and cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System. The Compensation Committee has been informed by the same data in setting current total rewards packages, however, the Compensation Committee has also considered our financial condition in setting total rewards packages, as it has each year since 2009, for each of the named executive officers at levels lower than the Total Rewards Philosophy may have otherwise indicated.

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2013, these goals and objectives were developed to align with our strategic business plan. At the end of the year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate giving consideration to the labor market for senior managers and the Total Rewards Philosophy.

The Compensation Committee does not set specific, predetermined targets for the allocation of total rewards between base salary, cash incentives, and benefits, including retirement and other health and welfare plans and perquisites. Rather, the Compensation Committee considers the value and mix of the total rewards package offered to each named executive officer compared with the total rewards package for positions of comparable scope, responsibility, and complexity of position at the two defined peer groups, the incumbent's performance, experience and tenure, and internal equity.

Base Salary

Base salary is the core component of the total rewards packages for the named executive officers. Base salary adjustments for all named executive officers are considered at least annually as part of the year-end annual performance review process and more often if considered necessary by the Compensation Committee during the year, such as in recognition of a promotion or to ensure internal equity.

After review and nonobjection by the FHFA, the board of directors awarded the named executive officers an increase in base salary on January 23, 2014, with retroactive application to January 1, 2014. In determining the amount of the increases, the Compensation Committee considered market data from the annual FHLBank System survey of key positions, and the McLagan 2013 FHLB Custom Survey, and McLagan's 2013 Finance and Business Survey discussed under — Overview of the Labor Market for Senior Managers above. Additionally, the Compensation Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Compensation Committee, merit increases in base salary for each of the named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases which took effect on January 1, 2014:

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Edward A. Hjerpe III	$669,500	$710,000	6.0%
President and Chief Executive Officer

Frank Nitkiewicz	$335,900	$346,000	3.0%
Executive Vice President and Chief Financial Officer

M. Susan Elliott	$335,900	$346,000	3.0%
Executive Vice President and Chief Business Officer

George H. Collins	$290,070	$300,000	3.4%
Senior Vice President and Chief Risk Officer

Carol Hempfling Pratt	$274,800	$285,000	3.7%
Senior Vice President and General Counsel

Timothy J. Barrett	$274,800	$285,000	3.7%
Senior Vice President and Treasurer

Executive Incentive Plan

General Overview of EIPs

EIPs are cash incentive plans which are reviewed by the Compensation Committee and may be adopted by the board of directors on an annual basis. EIPs are not necessarily adopted every year. For example, no EIP was adopted in 2009 based on our annual net loss in 2008 and expectations of additional losses in 2009. Generally, EIPs are used to promote achievement of strategic objectives by aligning cash incentive opportunities for corporate officers, including the named executive officers, with our short- and long-term financial performance and strategic direction. These incentive opportunities are also designed to facilitate retention and commitment of key officers. EIPs have included specific goals, including profitability, business growth, regulatory examination results and remediation, and operational goals for each of the corporate officers, including the named executive officers.

The Compensation Committee reviews each EIP's plan design, eligible participants, goals, goal weighting, achievement levels, and payout opportunities. The Compensation Committee administers the EIP and has full power and binding authority to construe, interpret, and administer and adjust the EIP during or at the end of the plan year for extraordinary circumstances. Extraordinary circumstances may include changes in, among other things, business strategy, impact of severe economic fluctuations, or regulatory changes. The Committee shall not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA.

Purpose of the 2013 EIP

The 2013 EIP is intended to reward and retain corporate officers during a period of continued improving financial strength. At the time the 2013 EIP was adopted, we had resumed dividend payments to members, and had completed a partial repurchase of excess stock but otherwise continued our moratorium on the repurchase of excess capital stock. Incentive opportunities for 2013 EIP participants reflect the then-current and improving financial situation, but remain lower than the competitive market, with the intent that future EIP incentive opportunities will increase to market competitive levels as our financial performance improves.

2013 EIP Plan Design

The design of the 2013 EIP was guided by principles intended to:

•
recognize that our current overall focus is earnings generation and balance-sheet strength that supports achievement of the minimum retained earnings target, continued payment of dividends, continued repurchase of excess capital stock and funding of the AHP;

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

Incentive Goals

The 2013 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. Where possible, the goal achievement levels have generally been set so that the target (that is, middle achievement level) is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. To mitigate unnecessary or excessive risk-taking, the 2013 EIP contains measures for overall performance that are achieved through Bankwide collaboration of activity but cannot be individually attained or altered by participants in the 2013 EIP. Additionally, the 2013 EIP includes long-term incentive opportunities based on the level of retained earnings and targeted regulatory results at December 31, 2015, which are intended to align management's interests with our long-term financial performance and condition. Further, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings than the other named executive officers, which are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Further, as described in greater detail under — Determination of Awards under the 2013 EIP, the Compensation Committee and the board of directors maintained authority over all awards under the 2013 EIP.

Short-Term Incentive Goals and Actual Achievement

The 2013 EIP includes the following short-term incentive goals for the named executive officers, except for Mr. Collins:

•
Adjusted increase in retained earnings over December 31, 2012, balance (the retained earnings goal): This goal is measured by the increase in the adjusted retained earnings balance at December 31, 2013, over the retained earnings balance at December 31, 2012. Adjusted increase in retained earnings is a measure of retained earnings that excludes the impact of prepayment fee income, debt retirement expense, and private-label MBS litigation settlement income. The difference between GAAP retained earnings and this measure of retained earnings is that GAAP retained earnings does not provide for the exclusions described in the immediately prior sentence.

•
New business and mission goal (the new business goal): This goal is measured by the total amount of advances with terms of one year or greater (and not prepayable without fee) we disbursed during 2013, including restructured advances that result in extension of the advance in maturity of one year or longer, but excluding AHP-related disbursements (qualifying advances).

•
Pre-assessment, pre-other-than-temporary impairment core net income (the net income goal): Pre-assessment, pre-other-than-temporary impairment core net income (as such term is defined in the 2013 EIP) is a measure of net income that excludes the impact of AHP expenses, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, other-than-temporary impairment credit losses on private-label MBS and private-label MBS litigation settlement income. The difference between GAAP net income and this measure of net income is that GAAP net income does not provide for the exclusions described in the immediately prior sentence. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk.

•
Bankwide operational initiatives goal (the operational goal): This goal is measured based on our performance relative to targeted improvements for our derivatives operations (the derivatives component), MPF operations (the MPF component), and contracts management (the contracts component).

•
Individual, Bankwide or department-specific initiatives goal (the individual goal): Unlike the other short-term goals, this goal is measured according to each individual EIP participant's successful contributions toward the achievement of Bankwide strategic goals or completion of department-specific initiatives. Individual goals for all plan participants are established at the beginning of the plan year but can be modified throughout the year on a case-by-case basis with the written approval of the chief executive officer, except for the named executive officers. Revisions to individual goals for the named executive officers must be recommended by the chief executive officer and approved by the Compensation Committee. Each EIP participant, including the named executive officers, establishes an individual goal comprised of two to four initiatives that are evaluated by that participant's manager, except in the case of Mr. Hjerpe who, in his role as president and chief executive officer, establishes his goal and initiatives in concert with the Compensation Committee. Achievement of Mr. Hjerpe's individual goal is evaluated by the Compensation Committee at the end of the year and the Compensation Committee, in turn, makes a recommendation to the board of directors. Initiatives within each participant's individual goal may be weighted equally or may have different weights based on the criticality of the initiative and the participant's ability to influence the outcome.

Mr. Collins' short-term incentive goals, as chief risk officer, differ somewhat and have different weightings from the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Under the 2013 EIP, Mr. Collins' short-term incentive goals include the retained earnings, operational, and individual goals but exclude the new business and net income goals. Mr. Collins' short-term goals also include:

•
Bankwide ERM initiatives (the ERM goals): These goals are described and measured as set forth in Table 11.2. Mr. Collins' achievement of these goals was evaluated by Mr. Hjerpe in his capacity as Mr. Collins' manager.

•
Remediation of 2012 Report of Examination Findings (the remediation goal): This goal is measured by the clearance rate of 2012 FHFA examination findings that identified our weaknesses, excluding a finding on our asset classification report.

The following Table 11.1 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than the operational, ERM and individual goals which are set forth in Tables 11.2, 11.3 and 11.4, respectively, for the year ended December 31, 2013.

Table 11.1

	Weighting
Goal	Named Executive Officers other than Chief Risk Officer	Chief Risk Officer	Threshold	Target	Excess	Actual Achievement
Retained Earnings	25%	25%	$98.6 million	$109.5 million	$131.4 million	$140.2 million(1)
New Business	25%	NA	$1 billion in Qualifying Advances	$2 billion in Qualifying Advances	$4 billion in Qualifying Advances	$2.5 billion in Qualifying Advances
Net Income	20%	NA	$161.3 million(2)	$179.6 million(2)	$216.3 million(2)	$199.7 million
Operational	20%	20%	See Table 11.2	See Table 11.2	See Table 11.2	See Table 11.2
Remediation	NA	15%	6 out of 9 clearance of certain remediation matters	9 out of 9 clearance of certain remediation matters	N/A	8 of 9 clearance of the remediation matters
ERM	NA	30%	See Table 11.3	See Table 11.3	See Table 11.3	See Table 11.3
Individual	10%	10%	See Table 11.4	See Table 11.4	See Table 11.4	See Table 11.4
___________________________

(1)
The actual achievement has been adjusted to net out the impacts of prepayment fee income, private-label MBS litigation settlement income, and debt retirement expense, such that these “one-time” income/expense events are recognized over the original term to maturity of the affected asset or liability.

(2)
These performance levels were adjusted from the amounts originally established in the 2013 EIP. The 2013 EIP provides that the originally established performance levels were to be adjusted up or down by $400,000 for every basis point by which the average daily federal funds rate deviated from the 0.20 percent assumed in our strategic business plan. In 2013, the average daily federal funds rate deviation was (9.2) basis points, resulting in a $3.7 million reduction for each of the performance levels.

The following table 11.2 sets forth the operational goal's components and the actual achievement for the year ended December 31, 2013.

Table 11.2 Operational Goal's Components and Actual Achievement
Component	Threshold	Target	Excess	Actual Achievement
Derivatives	Begin clearing all eligible derivatives no later than May 31, 2013.	Achieve threshold criteria plus evaluate and implement automated testing tool for certain system upgrades and implement application to automate daily testing of swap entity status	Achieve target criteria plus reintroduce member swaps.	Target
MPF	Develop business case for MPF automation and reporting and present for funding approval.	Achieve threshold criteria and implement workflow automation for master commitment renewal and PFI approval work streams, train relevant staff and revise desk procedures by December 31, 2013.	Achieve target criteria and implement automated reporting by December 31, 2013.	Excess
Migration of Contracts Database to New Repository
All departments (i) create a master list of their contracts and documents that are posted on existing contracts database; (ii) identify which documents on the list are still in effect; and (iii) add to the list all other current contracts that have not been posted to the existing contracts database.

Achieve threshold criteria and (i) create a new contracts repository; (ii) load the current contracts onto the repository; and (iii) train staff on how to use the contract repository by December 31, 2013.
			Complete steps (i) and (ii) of target criteria by July 31, 2013 and step (iii) by September 30, 2013.	Target

The following table 11.3 sets forth the ERM Goals and the actual achievement for the year ended December 31, 2013.

Table 11.3 ERM Goals and Actual Achievement
Goals	Threshold	Target	Excess	Actual Achievement
Replace all-at-once risk assessment with a rolling risk assessment calendar. Achievement of this goal requires an internal presentation in the month following the completion deadline.	Assessment of nine business processes by September 30, 2013.	Assessment of twelve business processes by September 30, 2013.	Achieve target criteria and assess eight business processes by June 30, 2013.	Excess
Assess five risk models we use for long-term fit with our information technology architecture plan and make recommendations for continued use or replacement of existing models	Two models fully reviewed with an internal recommendation by December 31, 2013.	Three models fully reviewed with an internal recommendation by December 31, 2013.	Four models fully reviewed with an internal recommendation by December 31, 2013.	Excess

The following Table 11.4 sets forth the named executive officers' individual, Bankwide or department specific goals, levels of achievement, and actual results. Each component of each named executive officer’s individual, Bankwide or department specific goals was weighted equally.

Table 11.4 Individual, Bankwide or Department-Specific Goals by each Named Executive Officer
Mr. Hjerpe
Goals	Threshold	Target	Excess	Actual Achievement
MVE to Par Stock ratio(1) at December 31, 2013	Ratio is at 2012 level.	Ratio is at 2012 level plus 3 percent.	Ratio is at 2012 level plus 6 percent.	Excess.
Maintain financial capacity and regulatory support for excess stock repurchases and pay a dividend at a specified target level.	$300 million excess stock repurchase by June 30, 2013 and dividends paid for four quarters.	$300 million excess stock repurchase by March 31, 2013 and dividends paid for four quarters.	Achieve target criteria, and achieve excess criteria on the retained earnings goal or the net income goal.	Excess.
Meet and make presentations on financial condition and other important Bank aspects to member trade associations, other industry groups.	Attend and present at four meetings.	Attend and present at six meetings.	Attend and present at eight meetings.	Excess.

Mr. Nitkiewicz
Goals	Threshold	Target	Excess	Actual Achievement
Develop allocation targets for investments given liquidity and capital requirements and asset allocation targets.	Develop modeling framework to define asset allocation targets.	Achieve threshold criteria, plus develop recommendations for asset allocation targets; present to the Asset-Liability Committee (ALCO).	Achieve target criteria, plus implement targets into balance sheet management and reporting process by December 31, 2013.	Target.
Analyze total value of Bank membership, develop framework to manage value drivers to provide optimized value proposition to members.	Build a model and establish key inputs to quantify the all-in cost of borrowing advances, including pricing, collateral and stock ownership.	Achieve threshold criteria, plus analyze impact on various member segments and present initial findings to ALCO and Business Committee by June 30, 2013.	Achieve target criteria, plus present to Business Committee at least two recommendations to improve value of membership, by September 30, 2013.	Target/Excess, due to all items being achieved except presentation to Business Committee by June 30, 2013.

Ms. Elliott
Goals	Threshold	Target	Excess	Actual Achievement
Target Bank’s insurance company members for sources of advances volume.
Develop a target list of insurance companies to develop advances business from; ensure that staff meet with a minimum of ten and personally meet with a minimum of three insurance company members to discuss increasing advances.
		Achieve threshold criteria, plus generate $500 million in long term advances from insurance companies over December 31, 2012 balance.	Achieve target criteria, plus generate $1.5 billion in advances disbursements from insurance companies.	Threshold.
Conduct outreach to members with greatest borrowing potential and develop long term advances business.	Develop target list and submit to President Hjerpe by January 31, 2013.	Achieve threshold criteria, plus ensure that staff meet with all targets and personally meet with a minimum of seven targets (excluding insurance companies) by December 31, 2013.	Achieve target criteria, plus generate $4.0 billion in long term advances disbursements (includes insurance company volume).	Target.

Mr. Collins
Goals	Threshold	Target	Excess	Actual Achievement

Resolve Internal Audit (IA) Findings.	All Summary of Outstanding Audit Finding (SOAF) items opened in quarters one and two of 2013 moved to submitted status with IA by quarters three and four, respectively.	All SOAF items opened in quarters one and two of 2013 moved to completed status with IA by quarters three and four, respectively.	No outstanding audit findings as of December 31, 2013.	Excess.
Integrate Risk Exposures.	Integrate credit-risk modeling for other-than-temporary impairment and market-risk modeling under VaR to assess aggregate risk exposures by December 31, 2013.	Integrate credit-risk modeling for other-than-temporary impairment and market-risk modeling under VaR to assess aggregate risk exposures by July 31, 2013.	Achieve target criteria, plus incorporate aggregate risk exposure calculations into retained earnings model by September 30, 2013.	Threshold.

Ms. Pratt
Goals	Threshold	Target	Excess	Actual Achievement
1. Engage outside counsel for updated legal opinions on specified state insurance laws prior to commencement of regulatory examination.

2. Oversee the Bank’s new insurance consultant to ensure completion of all contracted-for work.

3. Review and compare our bylaws with other financial institutions’ bylaws; present proposed bylaw amendments to the board and obtain approval.

	Complete first goal.	Complete first and second goals.	Complete all three goals.	Excess.
Oversee project for the migration of Bank contracts into a new database.
• Assemble and chair a project steering committee;
• Identify milestones and related deadlines;
• Define what kinds of documents should be included on the database; and
• Communicate with and provide support to Bank departments about the process of assessing the status of the contracts on the existing database and loading current contracts onto the new database.

Achieve threshold criteria plus work with Information Technology, Steering Committee, and lead users of existing database to set design requirements and functionality, with the database being ready for loading current contracts by September 30, 2013.
			Complete target criteria by April 30, 2013, and train employees on use of the database by September 30, 2013.	Target.

Mr. Barrett
Goals	Threshold	Target	Excess	Actual Achievement
Analyze and prepare a business case for a middle office function to support processing between our Treasury Department and other Bank business partners.	Review current processing of treasury transactions and present findings to Operations Committee by June 30, 2013.	Achieve threshold criteria, plus develop objectives, roles, responsibilities and resource impact of end state middle office function, and present to Operations Committee by September 30, 2013.	Achieve target criteria, review with and obtain approval from Management Committee to develop business case by year-end.	Excess.

Analyze, select a build or buy solution for long-term investment front office trading and interface with our accounting system. Move advance rate-setting process to an Information Technology-supported platform.

Develop business requirements to support long term investments and integrate with our accounting system and present to our Operations Committee and our Information Technology department for review by June 30, 2013.
		Achieve threshold criteria, plus move advance rate setting into production by December 31, 2013.	Achieve target criteria, plus gain Information, Project Portfolio and Technology Committee approval for selection of buy or build decision of long-term investment solution by December 31, 2013.	Excess.
Remediation of exam findings on investment practices.	NA	Clear matter requiring attention related to investment practice during the 2013 exam.	Achieve target criteria, plus incur no new Treasury matters requiring attention during the 2013 exam.	Excess.
___________________________

(1)
This ratio is discussed under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk — Market Value of Equity Estimation and Market Risk Limit.

Long-Term Incentive Goals

In addition, the 2013 EIP includes two long-term incentive goals, the first of which is based on our actual retained earnings at December 31, 2015. This goal is weighted at 67 percent of the total long-term opportunity. The following table sets forth such goal.

Long-Term Goal	Retained Earnings as of December 31, 2015
Threshold	$692.4 million
Target	$769.3 million
Excess	$923.2 million

The second long-term incentive goal will be measured by the achievement of certain targeted regulatory goals by December 31, 2015. There are no achievement categories for this goal; either it is satisfied or not. This goal is weighted at 33 percent of the total long-term opportunity.

Incentive Opportunities under the 2013 EIP

Incentive opportunities under the 2013 EIP are based on each named executive officer's base salary at December 31, 2013 (referred to as 2013 incentive salaries). The following is each named executive officer's 2013 incentive salary:

Named Executive Officer	2013 Incentive Salary
Mr. Hjerpe	$669,500
Mr. Nitkiewicz	$335,900
Ms. Elliott	$335,900
Mr. Collins	$290,070
Ms. Pratt	$274,800
Mr. Barrett	$274,800

The following Table 11.5 sets forth the combined short and long-term incentive opportunities under the 2013 EIP, in each case expressed as percentages of the named executive officers' 2013 incentive salaries:

Table 11.5
	Combined Short- and Long-Term Incentive Opportunity
	Threshold	Target	Excess
President	25.50%	51.00%	76.50%
All Other Named Executive Officers	18.70%	37.40%	56.10%

At the conclusion of 2013, individual awards were calculated based on actual goal achievement as of December 31, 2013. Participants were eligible to receive 50 percent of such award in a cash payment in March 2014, following approval of the board of directors. Table 11.6 below sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2014, in each case expressed as percentages of the named executive officers' 2013 incentive salaries:

Table 11.6
	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	12.75%	25.50%	38.25%
All Other Named Executive Officers	9.35%	18.70%	28.05%

The remaining 50 percent of the combined award, calculated at the end of 2013, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goal, as set forth in Table 11.7 below.

Table 11.7
Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 50% of the combined short- and long-term incentive opportunity	the remaining 50% of the combined short- and long-term incentive opportunity	150% of the remaining 50% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2013 EIP

Awards for the short-term goals, other than the operational, ERM, and individual goals under the 2013 EIP, were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity for Level of Achievement (Table 11.5)	X	2013 Incentive Salary

If the result for the goal were less than the threshold level of achievement (Table 11.1), then the award for that goal would have been zero. However, all goals in the 2013 EIP were achieved above threshold. For goals achieved above the excess level of achievement (Table 11.1), there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the threshold and excess levels of achievement. In administering the EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded threshold. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity (Table 11.5) Interpolated for Actual Level of Achievement	X	2013 Incentive Salary

Our staff calculated the named executive officers' awards under the 2013 EIP's short-term goals, in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed the results of the operational goal and each other named executive officer's level of achievement under that named executive officer's individual goal, and for Mr. Collins, the operational and ERM goals, and made award recommendations to the Compensation Committee for the Compensation Committee's consideration. In making those recommendations, Mr. Hjerpe validated the individual performance for those goals from a range of threshold to excess, with such range calculated based on the goal weight and incentive opportunity. The Compensation Committee discussed and adopted those recommendations. The Compensation Committee determined Mr. Hjerpe's incentive award for his individual goal following the Compensation Committee's review of the level of achievement for this goal as provided by Mr. Hjerpe and the Compensation Committee's assessment of Mr. Hjerpe's achievement of this goal. The Compensation Committee and board of directors determined that Mr. Hjerpe achieved all of his three individual goal initiatives at excess, as set forth in Table 11.4.

Based on those calculations and determinations, the combined incentive awards were calculated, by goal, as follows:

2013 Combined Short-and Long-Term Awards as Calculated by Goal
Participant	Retained Earnings	New Business	Net Income	Operational	Remediation	ERM	Individual	Total Combined Award
Mr. Hjerpe	$128,042	$96,245	$86,989	$79,671	NA	NA	$51,217	$442,164
Mr. Nitkiewicz	47,110	35,411	32,006	29,313	NA	NA	14,134	157,974
Ms. Elliott	47,110	35,411	32,006	29,313	NA	NA	9,422	153,262
Mr. Collins	40,682	NA	NA	25,313	$13,561	$48,819	10,849	139,224
Ms. Pratt	38,540	28,970	26,184	23,981	NA	NA	12,847	130,522
Mr. Barrett	38,540	28,970	26,184	23,981	NA	NA	15,417	133,092

The named executive officers were eligible to receive 50 percent of the combined award illustrated above in a cash payment in March 2014, following approval of the board of directors. The below table's column “short-term award” sets forth the short-term incentive award paid to the named executive officers in March 2014 and the remaining 50 percent which then becomes the target level of achievement for the long-term incentive opportunity.

In addition to the foregoing awards, Mr. Hjerpe recommended, and the Compensation Committee and the board of directors determined to award Ms. Pratt an additional $100,000 payment under the 2013 EIP as an adjustment to her short-term award in recognition of her efforts in overseeing our pending litigation arising out of our investments in certain private label mortgage-backed securities. This payment is represented in the Summary Compensation Table.

	2013 Combined Short-and Long-Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement
Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$442,164	$221,082	$221,082
Mr. Nitkiewicz	157,974	78,987	78,987
Ms. Elliott	153,262	76,631	76,631
Mr. Collins	139,224	69,612	69,612
Ms. Pratt	130,522	65,261	65,261
Mr. Barrett	133,092	66,546	66,546

Final awards under the 2013 EIP's long-term incentive opportunities cannot be determined until after December 31, 2015, since they are based on retained earnings and targeted regulatory results as of that date. Based on the Bank's and individual levels of achievement as of December 31, 2013, the named executive officers are eligible for long-term incentive opportunities, payable in March 2016, as follows:

	Long-Term Incentive Opportunity at Threshold, Target, and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$110,541	$221,082	$331,623
Mr. Nitkiewicz	39,494	78,987	118,481
Ms. Elliott	38,316	76,631	114,947
Mr. Collins	34,806	69,612	104,418
Ms. Pratt	32,631	65,261	97,892
Mr. Barrett	33,273	66,546	99,819

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions.

•
Participants must be employed by us on the payment date in March 2016 to receive the long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive a pro-rata payment of the award in certain instances, as detailed in the 2013 EIP.

•
At the discretion of the board of directors, the calculated long-term award may be reduced or eliminated (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2014 and/or 2015, any of the following occur such that if it had occurred prior to the year-end 2013 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:

◦	operational errors or omissions result in material revisions to our 2013 financial results, information submitted to the FHFA, or data used to determine the combined award at year-end 2013;

◦
significant information to the SEC, Office of Finance, and/or FHFA is submitted materially beyond any deadline or applicable grace period, other than late submissions that are caused by acts of God or other events beyond the reasonable control of the participants; or

◦	we fail to make sufficient progress, as determined by the FHFA, in the timely remediation of examination and other supervisory findings relevant to the goal results or payout calculation.

•	The actual payment of the long-term award is subject to the final approval of the board of directors and review and non-objection by the FHFA (to the extent required by the FHFA).

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

The Compensation Committee believes that the Thrift BEP, together with the Pension BEP, provide retirement benefits that are necessary for our total rewards package to remain competitive, particularly compared with labor market competitors who may offer equity-based compensation. Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

All benefits payable under the Pension BEP and Thrift BEP are paid solely out of our general assets, or from assets set aside in rabbi trusts subject to the claims of our creditors in the event of our insolvency.

Perquisites

Perquisites for the named executive officers may include supplemental life insurance (Mr. Nitkiewicz and Ms. Elliott only), airline program memberships, spouse travel during business, child care when traveling on business, parking, or a 100 percent mass transportation subsidy. Mr. Hjerpe is also eligible for the personal use of an automobile. The Compensation Committee believes that the perquisites offered to the named executive officers are reasonable and are necessary for the total compensation package to remain competitive in recruiting and retaining them.

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

Employment Status and Severance Benefits

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2013, are "at will" employees. Each may resign his or her employment at any time and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

To receive this severance benefit, individuals must agree to execute our standard release of claims agreement. In addition and at our sole discretion, we may provide outplacement and/or such other services as may assist in ensuring a smooth career transition.

As chief executive officer, Mr. Hjerpe is eligible for 12 months of base pay under the severance policy unless he has received payments under the change in control agreement in lieu of any severance payments that would otherwise be payable to him by us. Based on their statuses as executive officers, Mr. Nitkiewicz, Ms. Elliott, Mr. Collins, Ms. Pratt, and Mr. Barrett are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. All severance packages for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Compensation Committee prior to making any award under the severance policy.

FHFA Oversight of Executive Compensation

The FHFA provides certain oversight of FHLBank executive officer compensation. Section 1113 of HERA requires that the Director of the FHFA prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the FHFA has issued final rules on executive compensation and golden parachute payments, which provide for oversight of such compensation and payments. For information on those rules, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Significant FHFA Developments. In addition to the those rules, the FHFA has issued an advisory bulletin on principles for FHLBank executive compensation together with certain protocols for the review of proposed FHLBank compensation actions.

In addition to the foregoing, the FHFA has issued proposed rules that could further impact named executive officer compensation, including a proposed rule on incentive-based compensation that could impact our incentive compensation plans and a proposed regulation that would limit instances where we could indemnify certain of our officers, including the named executive officers.

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2013, 2012, and 2011, by our named executive officers.

Summary Compensation Table for 2013, 2012 and 2011
Name and Principal Position	Year	Salary(1)	Bonus	Non-equity Incentive Plan Compensation Short-Term(2)	Non-equity Incentive Plan Compensation Long-Term(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Edward A. Hjerpe III	2013	$669,500	$—	$221,082	$213,242	$1,000	$79,217	$1,184,041
President and	2012	650,000	—	251,503	107,578	270,000	68,477	1,347,558
Chief Executive Officer	2011	595,000	—	213,242	—	325,000	62,666	1,195,908

Frank Nitkiewicz(6) (7)	2013	335,900	—	78,987	82,071	—	30,730	527,688
Executive Vice President	2012	325,900	—	87,311	38,449	293,000	27,501	772,161
and Chief Financial Officer	2011	317,200	1,451	82,071	—	468,000	23,814	892,536

M. Susan Elliott(6)	2013	335,900	—	76,631	83,563	124,000	34,759	654,853
Executive Vice President	2012	325,900	—	90,580	43,104	309,000	31,022	799,606
and Chief Business Officer	2011	317,200	2,198	83,563	—	648,000	27,260	1,078,221

George H. Collins(6)	2013	290,070	—	69,612	62,004	77,000	15,300	513,986
Senior Vice President and	2012	275,470	1,067	78,542	35,915	214,000	15,000	619,994
Chief Risk Officer	2011	264,170	—	62,004	—	257,000	11,888	595,062

Carol Hempfling Pratt (8)	2013	274,800	—	165,261	68,439	35,000	22,372	565,872
Senior Vice President and	2012	265,300	—	75,278	17,639	60,000	20,288	438,505
General Counsel

Timothy J. Barrett	2013	274,800	—	66,546	62,642	31,000	10,351	445,339
Senior Vice President and	2012	265,300	—	73,597	—	55,000	9,379	403,276
Treasurer
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)
Represents amounts paid under the 2013 EIP during 2014 in respect of service performed in 2013, under the 2012 EIP during 2013 in respect of service performed in 2012, and under the 2011 EIP during 2012 in respect of service performed in 2011.

(3)
Represents amounts paid under the 2011 and 2010 EIP for satisfying long-term goals based on our retained earnings at December 31, 2013 and December 31, 2012, respectively, which amounts were $722.3 million and $560.5 million, respectively. That amount resulted in awards at "excess" to each of the named executive officers participating in the 2011 and 2010 EIP, or 150 percent of the remaining incentive opportunity under that plan. This amount of retained earnings has been adjusted from the amount determined in accordance with GAAP to net out the impacts of prepayment fee income, private-label MBS litigation settlement income (2011 EIP only), and debt retirement expense, such that these "one-time" income/expense events are recognized over the original term to maturity of the affected asset or liability.

(4)
The amounts shown reflect the actuarial increase/decrease in the present value of the named executive officer's benefits under all pension plans established by us determined using interest-rate and mortality-rate assumptions consistent with those used in our financial statements. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP, the only such plan that we offer.

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

(7)
The change in pension values under the Pentegra Defined Benefit Plan and Pension BEP for Mr. Nitkiewicz decreased by $76,000 during 2013. In accordance with SEC guidance, the amount reported in the table is $0.

(8)	The 2013 non-equity incentive plan compensation short-term amount reflects the sum of Ms. Pratt’s short-term award and additional award of $100,000 as discussed above, each under the 2013 EIP.

Other Compensation Table

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Edward A. Hjerpe III	2013	$61,733	$—	$17,484	$79,217
	2012	52,420	—	16,057	68,477
	2011	42,155	—	20,511	62,666

Frank Nitkiewicz	2013	27,709	3,021	—	30,730
	2012	24,792	2,709	—	27,501
	2011	21,339	2,475	—	23,814

M. Susan Elliott	2013	28,184	6,575	—	34,759
	2012	24,881	6,141	—	31,022
	2011	21,618	5,642	—	27,260

George H. Collins	2013	15,300	—	—	15,300
	2012	15,000	—	—	15,000
	2011	11,888	—	—	11,888

Carol Hempfling Pratt	2013	22,372	—	—	22,372
	2012	20,288	—	—	20,288

Timothy J. Barrett	2013	10,351	—	—	10,351
	2012	9,379	—	—	9,379

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

Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2013, the maximum elective deferral amount was $17,500 (or $23,000 per year for participants who attain age 50 in 2013), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $15,300 (three percent multiplied by two multiplied by the $255,000 IRC compensation limit).
A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(2)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, reimbursement for apartment expenses through mid February 2011, parking, reimbursement for mass transportation, spousal travel expenses, and airline program memberships.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2013 EIP, for our named executive officers:
Grants of Plan-Based Awards for Fiscal Year 2013

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$85,361	$170,723	$256,084
Mr. Nitkiewicz	31,407	62,813	94,220
Ms. Elliott	31,407	62,813	94,220
Mr. Collins	27,122	54,243	81,365
Ms. Pratt	25,694	51,388	77,081
Mr. Barrett	25,694	51,388	77,081

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$42,681	$85,361	$128,042
Target	85,361	170,723	256,084
Excess	128,042	256,084	384,126

Mr. Nitkiewicz and Ms. Elliot
If short-term component results in:	Threshold	Target	Excess
Threshold	$15,703	$31,407	$47,110
Target	31,407	62,813	94,220
Excess	47,110	94,220	141,330

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$13,561	$27,122	$40,682
Target	27,122	54,243	81,365
Excess	40,682	81,365	122,047

Mr. Barrett and Ms. Pratt
If short-term component results in:	Threshold	Target	Excess
Threshold	$12,847	$25,694	$38,541
Target	25,694	51,388	77,081
Excess	38,541	77,081	115,622
______________________

(1)
Amounts represent potential awards under the 2013 EIP; actual amounts awarded are reflected in the Summary Compensation Table above. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plan

The following table sets forth the pension benefits for the fiscal year ended December 31, 2013, for our named executive officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2013
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	21.67	(3)	$879,000	$—
	Pension BEP	4.50		300,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	21.83		836,000	—
	Pension BEP	22.83		884,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	31.58		1,746,000	—
	Pension BEP	32.08		1,509,000	—
George H. Collins	Pentegra Defined Benefit Plan	15.83	(4)	646,000	—
	Pension BEP	16.33	(5)	467,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	2.50		82,000	—
	Pension BEP	3.50		70,000	—
Timothy J. Barrett	Pentegra Defined Benefit Plan	2.17		70,000	—
	Pension BEP	3.17		55,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2013.

(2)	See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 14.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

(4)	Number of years of credited service for the Pentegra Defined Benefit Plan includes 2.33 years of service at the FHLBank of Pittsburgh.

(5)	Number of years of credited service for the Pension BEP includes recognition of 2.83 years of service at the FHLBank of Pittsburgh.

We participate in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the named executive officers. Employees become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of our waiting period, which is one year of service with us. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers are participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions except for Ms. Pratt and Mr. Barrett, who are 40 percent vested.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable IRC limits on annual earnings ($255,000 for 2013). For participants hired prior to January 9, 2006, the benefit is calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. For the other participants, the benefit is calculated as 1.50 percent multiplied by the participant's years of benefit service multiplied by the high five-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," then the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, then the benefit is reduced by an early retirement factor of three percent per year for participants hired prior to January 9, 2006, and, for the other participants, the benefit is reduced by an actuarial equivalency factor for each year that payments commence before age 65.

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

Nonqualified Deferred Compensation

The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2013, for our named executive officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Year Ended December 31, 2013(1)	Our Contributions in Year Ended December 31, 2013(2)	Aggregate Earnings in Year Ended December 31, 2013	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2013
Edward A. Hjerpe III	$30,866	$46,433	$42,688	$—	$298,877
Frank Nitkiewicz	15,112	12,409	31,373	—	158,011
M. Susan Elliott	49,129	12,884	52,802	—	262,749
George H. Collins	—	—	1,537	—	6,938
Carol Hempfling Pratt	48,898	12,808	25,843	—	190,207
Timothy J. Barrett	2,208	2,208	8,170	—	34,971
_______________________

(1)	Amounts are also reported as salary in the Summary Compensation Table above.

(2)	Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. We match participant contributions based on the amount the employee contributes, typically, up to the first three percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. However, in 2010 the board of directors adopted the Second Amendment to the Thrift BEP so that the Compensation Committee has the flexibility to modify our matching contribution rate in an offer letter, employment agreement or other writing approved by the Compensation Committee so long as our maximum matching contribution rate does not exceed the maximum matching contribution rate available to any participant under the Pentegra Defined Contribution Plan (the Contribution Limit). The Compensation Committee has granted such a modification to Ms. Pratt permitting her matching contribution rate to be at the Contribution Limit irrespective of her tenure at the Bank. Our matching contribution is immediately vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

The Thrift BEP provides participants an opportunity to defer taxation on income and to make-up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) thrift plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Compensation Committee and board of directors approve participation in the Thrift BEP. All of the named executive officers are current participants. All benefits payable under the Thrift BEP are paid solely from our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of our insolvency. In 2009, the Thrift BEP was amended to require us to contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. A rabbi trust was established for the Thrift BEP effective January 1, 2010.

Post-Termination Payment

The following table represents the amount that would be payable to the named executive officers as of December 31, 2013, had their employment been terminated involuntarily for reasons other than "cause" on that date. Under our severance policy (and for Mr. Hjerpe, under the change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott and Mr. Collins, the amount is equal to 12 months' base salary and for Ms. Pratt and Mr. Barrett the amount is equal to six months' base salary, all based on annual salary in effect on December 31, 2013.

Name	Cash Severance(1)
Edward A. Hjerpe III(2)	$669,500
Frank Nitkiewicz	335,900
M. Susan Elliott	335,900
George H. Collins	290,070
Carol Hempfling Pratt	137,400
Timothy J. Barrett	137,400

_______________________

(1)	Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

(2)	Severance payments to Mr. Hjerpe may consist of either payments under our severance policy or under the change in control agreement but not both. Each, however, provides for 12 months of base salary.

Director Compensation

We pay members of the board of directors fees for each board and committee meeting that they attend. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The amounts paid to the members of the board of directors for attendance at board and committee meetings during the year ended December 31, 2013, along with the annual maximum compensation amounts are detailed in the following table:

Summary of the 2013 and 2012 Director Compensation Policies
	2013	2012
Fee per board meeting:
Chair of the board	$9,900	$7,750
Vice chair of the board	8,450	7,000
Audit committee chair	8,450	7,000
Other committee chairs	7,750	6,300
All other board members	7,000	5,575
Fee per committee meeting	2,000	2,000
Fee per telephonic conference call	1,325	1,325

Annual maximum compensation amounts:
Chair of the board	$75,000	$60,000
Vice chair of the board	65,000	55,000
Audit committee chair	65,000	55,000
Other committee chairs	60,000	50,000
All other board members	55,000	45,000

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2013 are detailed in the following table:

2013 Director Compensation
Fees Earned or Paid in Cash
Jan A. Miller, Chair	$75,000
Jay F. Malcynsky, Vice Chair	65,000
Andrew J. Calamare	65,000
Joan Carty	60,000
Patrick E. Clancy	55,000
Steven A. Closson	60,000
Peter F. Crosby	60,000
Stephen G. Crowe	55,000
John H. Goldsmith	45,225
Cornelius K. Hurley	60,000
A. James Lavoie	55,000
Mark E. Macomber	60,000
Emil J. Ragones	55,000
John F. Treanor	55,000
Kenneth A. Wilman Jr.	55,000
$880,225

Directors may elect to defer the receipt of meeting fees pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $180,000 for the year ended December 31, 2013.

The compensation payable to directors under the 2014 Directors Compensation Policy has been increased over the 2013 Directors Compensation Policy. The policy provides for the following payments and compensation caps:

Summary of the 2014 Director Compensation Policy
2014 Director Compensation
Fee per board meeting:
Chair of the board	$11,250
Vice chair of the board and committee chairs	9,450
All other board members	8,500
Fee per committee meeting	2,250
Fee per telephonic conference call	1,500

Annual maximum compensation amounts:
Chair of the board	$85,000
Vice chair of the board and committee chairs	72,500
All other board members	65,000

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2014, are noted in the following table.

Stockholders Holding Five Percent or More of Outstanding Capital Stock As of February 28, 2014 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Bank of America, N.A. (nonmember)(1)	$857,835	24.34%
100 North Tryon Street
Charlotte, North Carolina 28255

CW Reinsurance Company (member)(1)	1,614	0.05
4500 Park Granada, CH-11
Calabasas, CA 91302

RBS Citizens, N.A. (member)	430,077	12.20
One Citizens Plaza
Providence, Rhode Island 02903
_______________________

(1)
BANA and CW Reinsurance Company (CWRE) are subsidiaries of Bank of America Corporation. BANA is the successor in interest to a former member and is ineligible for Bank membership. CWRE is a Bank member.

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. The following table provides capital stock outstanding to members whose officers or directors were serving as our directors as of February 28, 2014:

Capital Stock Outstanding to Members whose Officers or Directors were Serving on our Board of Directors As of February 28, 2014 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
The Washington Trust Company	$37,730	1.07%
23 Broad Street
Westerly, Rhode Island 02891

MountainOne Bank	13,529	0.38
93 Main Street
North Adams, MA 01247

Needham Bank	10,778	0.31
1063 Great Plain Avenue
Needham, MA 02492

Androscoggin Savings Bank	6,331	0.18
30 Lisbon Street
Lewiston, Maine 04240

The Savings Bank Life Insurance Company of Massachusetts	5,170	0.15
1 Linscott Road
Woburn, Massachusetts 01801

Passumpsic Savings Bank	3,309	0.09
124 Railroad Street
St. Johnsbury, Vermont 05819

The Simsbury Bank & Trust Company	2,196	0.06
981 Hopmeadow Street
Simsbury, CT 06070

Depositors Insurance Fund	1,099	0.03
One Linscott Road
Woburn, MA 01801

North Brookfield Savings Bank	951	0.03
35 Summer Street
North Brookfield, MA 01535

Profile Bank	685	0.02
45 Wakefield Street
Rochester, NH 03867

Total stock ownership by members whose officers or directors serve as directors of the Bank	$81,778	2.32%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have a cooperative ownership structure. As such, capital stock ownership in the Bank is a prerequisite to transacting any member business with us. Our members and certain former members or their successors own all of our stock, the majority of our directors are elected by and from the membership, and we conduct our advances and mortgage loan business almost exclusively with members. Grants under the AHP and AHP advances are also made in partnership or in connection with our members. Therefore, in the normal course of business, we extend credit and offer services and AHP benefits to members whose officers and directors may serve as our directors, as well as to entities who hold five percent or more of our capital stock. It is our policy that extensions of credit, all other Bank products and services, and AHP benefits are offered on terms and conditions that are no more favorable to such members than the terms and conditions of comparable transactions with other members.

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

For the year ended December 31, 2013, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy) and our Code of Ethics and Business Conduct (Code of Ethics), both of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

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

Director Independence

General

The board of directors is required to evaluate and report on the independence of the directors of the Bank under two distinct director independence standards. First, FHFA regulations establish independence criteria for directors who serve as members of the board of directors' Audit Committee. Second, SEC rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.

As of the date of this report, our board of directors is constituted of eight member directors and six independent directors, and one vacant independent directorship, as discussed in Item 10 — Directors, Executive Officers and Corporate Governance. None of our directors is an "inside" director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is a senior officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis, and some of the independent directors also engage in transactions either directly or indirectly with us from time to time in the ordinary course of the Bank's business.

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 21, 2014, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 21, 2014, all of our independent (that is, nonmember) directors are independent, including Directors Calamare, Carty, Clancy, Hurley, Malcynsky, and Ragones. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board has a standing Audit Committee. For the reasons noted above, the board determined that none of the current member directors on the board's Audit Committee, including Directors Crowe (vice chair), McGeorge, and Treanor are independent under the NYSE standards for audit committee members. The board determined that all of the independent directors on the board's Audit Committee, including Directors Calamare (ex-officio), Malcynsky and Ragones (chair) are independent under the NYSE independence standards for audit committee members. The board also determined that Director Crowe is the "audit committee financial expert" within the meaning of the SEC rules, and further determined that as of March 21, 2014, is not independent under NYSE standards. As stated above, the board determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board's Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2013 and 2012, as well as the fees billed by PwC for audit-related services rendered by PwC to us during 2013 and 2012.

Principal Accounting Fees and Services (dollars in thousands)

	Year Ended December 31,
	2013	2012
Audit fees(1)	$737	$750
Audit-related fees(2)	84	60
All other fees	—	—
Tax fees	—	—
Total	$821	$810
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

b)    Financial Statement Schedule

None.

c)    Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on October 31, 2013
4	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009 *	Exhibit 10.2.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.3 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.3	Second Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective July 1, 2010 *	Exhibit 10.1 to our Second Quarter 2010 Form 10-Q filed with the SEC on August 12, 2010
10.2.4	Third Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.2.4 to our 2012 Form 10-K filed with the SEC on March 26, 2013

10.3	The Federal Home Loan Bank of Boston 2011 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on October 4, 2011.
10.4	The Federal Home Loan Bank of Boston 2012 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on May 11, 2012.
10.5	The Federal Home Loan Bank of Boston 2013 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on March 29, 2013.
10.6	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to our Form 8-K filed with the SEC on June 23, 2006
10.9.1	The Federal Home Loan Bank of Boston 2012 Director Compensation Policy *	Exhibit 10.1. to our Form 8-K/A filed with the SEC on December 22, 2011
10.9.2	The Federal Home Loan Bank of Boston 2013 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K/A as filed with the SEC on December 21, 2012
10.9.3	The Federal Home Loan Bank of Boston 2014 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K/A as filed with the SEC on December 20, 2013
10.10	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011.
10.13	Severance Policy, as adopted March 23, 2012 *	Exhibit 10.11 to our Form 10-K filed with the SEC on March 23, 2012.
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	Filed within this Form 10-K

101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 24, 2014	By:	/s/	EDWARD A. HJERPE III
Edward A. Hjerpe III President and Chief Executive Officer
March 24, 2014	By:	/s/	FRANK NITKIEWICZ
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 24, 2014	By:	/s/	BRIAN G. DONAHUE
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2014	By:	/s/	DONNA L. BOULANGER
Donna L. Boulanger Director
March 24, 2014	By:	/s/	ANDREW J. CALAMARE
Andrew J. Calamare Director
March 24, 2014	By:	/s/	JOAN CARTY
Joan Carty Director
March 24, 2014	By:	/s/	PATRICK E. CLANCY
Patrick E. Clancy Director
March 24, 2014	By:	/s/	STEVEN A. CLOSSON
Steven A. Closson Director
March 24, 2014	By:	/s/	PETER F. CROSBY
Peter F. Crosby Director
March 24, 2014	By:	/s/	STEPHEN G. CROWE
Stephen G. Crowe Director
March 24, 2014	By:	/s/	MARTIN J. GEITZ
Martin J. Geitz Director

March 24, 2014	By:	/s/	CORNELIUS K. HURLEY
Cornelius K. Hurley Director
March 24, 2014	By:	/s/	JAY F. MALCYNSKY
Jay F. Malcynsky Director
March 24, 2014	By:	/s/	JOHN W. McGEORGE
John W. McGeorge Director
March 24, 2014	By:	/s/	EMIL J. RAGONES
Emil J. Ragones Director
March 24, 2014	By:	/s/	JOHN F. TREANOR
John F. Treanor Director
March 24, 2014	By:	/s/	KENNETH A. WILMAN JR.
Kenneth A. Wilman Jr. Director