Form 10-Q
period 2014-03-31
Federal Home Loan Bank of Boston
filed 2014-05-09
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2014
Class A Stock, par value $100	zero
Class B Stock, par value $100	35,578,200

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$17,037	$641,033
Interest-bearing deposits	259	195
Securities purchased under agreements to resell	5,350,000	3,750,000
Federal funds sold	3,350,000	850,000
Investment securities:
Trading securities	247,158	247,174
Available-for-sale securities - includes $3,826 and $3,381 pledged as collateral at March 31, 2014, and December 31, 2013, respectively that may be repledged	3,993,329	3,995,310
Held-to-maturity securities - includes $60,611 and $65,996 pledged as collateral at March 31, 2014, and December 31, 2013, respectively that may be repledged (a)	3,937,478	4,138,661
Total investment securities	8,177,965	8,381,145
Advances	29,699,600	27,516,678
Mortgage loans held for portfolio, net of allowance for credit losses of $1,812 and $2,221 at March 31, 2014, and December 31, 2013, respectively	3,347,987	3,368,476
Accrued interest receivable	71,213	83,458
Premises, software, and equipment, net	3,695	4,108
Derivative assets, net	7,902	4,318
Other assets	35,585	38,665
Total Assets	$50,061,243	$44,638,076
LIABILITIES
Deposits	$522,003	$517,565
Consolidated obligations (COs):
Bonds	24,477,903	23,465,906
Discount notes	20,247,904	16,060,781
Total consolidated obligations	44,725,807	39,526,687
Mandatorily redeemable capital stock	977,685	977,348
Accrued interest payable	98,461	83,386
Affordable Housing Program (AHP) payable	65,419	62,591
Derivative liabilities, net	599,447	608,152
Other liabilities	163,962	24,602
Total liabilities	47,152,784	41,800,331
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 25,629 shares and 25,305 shares issued and outstanding at March 31, 2014, and December 31, 2013, respectively	2,562,857	2,530,471
Retained earnings:
Unrestricted	701,567	681,978
Restricted	114,026	106,812
Total retained earnings	815,593	788,790
Accumulated other comprehensive loss	(469,991)	(481,516)
Total capital	2,908,459	2,837,745
Total Liabilities and Capital	$50,061,243	$44,638,076
_______________________________________
(a)   Fair values of held-to-maturity securities were $4,305,122 and $4,499,441 at March 31, 2014, and December 31, 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Advances	$55,871	$59,111
Prepayment fees on advances, net	2,494	11,915
Securities purchased under agreements to resell	593	888
Federal funds sold	485	436
Trading securities	2,354	2,426
Available-for-sale securities	12,951	18,577
Held-to-maturity securities	30,015	32,101
Prepayment fees on investments	179	2,724
Mortgage loans held for portfolio	31,759	32,397
Other	—	2
Total interest income	136,701	160,577
INTEREST EXPENSE
Consolidated obligations - bonds	75,511	82,224
Consolidated obligations - discount notes	3,022	1,787
Deposits	7	11
Mandatorily redeemable capital stock	3,591	207
Other borrowings	1	—
Total interest expense	82,132	84,229
NET INTEREST INCOME	54,569	76,348
Reduction of provision for credit losses	(322)	(1,087)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	54,891	77,435
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	—	(7)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(458)	(414)
Net other-than-temporary impairment losses on investment securities, credit portion	(458)	(421)
Litigation settlements	4,310	—
Loss on early extinguishment of debt	(2,223)	(2,567)
Service fees	1,670	1,417
Net unrealized gains (losses) on trading securities	754	(2,312)
Net (losses) gains on derivatives and hedging activities	(1,383)	1,088
Other	(136)	98
Total other income (loss)	2,534	(2,697)
OTHER EXPENSE
Compensation and benefits	9,791	8,504
Other operating expenses	5,069	4,492
Federal Housing Finance Agency (the FHFA)	808	1,040
Office of Finance	651	673
Other	635	746
Total other expense	16,954	15,455
INCOME BEFORE ASSESSMENTS	40,471	59,283
AHP	4,406	5,949
NET INCOME	$36,065	$53,334

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2014	2013
Net income	$36,065	$53,334
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	4,829	(6,946)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Reclassification of noncredit portion included in net income	458	414
Accretion of noncredit portion	12,135	15,009
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	12,593	15,423
Net unrealized (losses) gains relating to hedging activities
Unrealized (losses) gains	(6,014)	428
Reclassification adjustment for previously deferred hedging gains and losses included in net income	5	4
Total net unrealized (losses) gains relating to hedging activities	(6,009)	432
Pension and postretirement benefits	112	141
Total other comprehensive income	11,525	9,050
Total comprehensive income	$47,590	$62,384

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2014 and 2013 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2012	34,552	$3,455,165	$523,203	$64,351	$587,554	$(476,620)	$3,566,099
Proceeds from sale of capital stock	220	22,056					22,056
Repurchase of capital stock	(2,750)	(275,010)					(275,010)
Comprehensive income			42,667	10,667	53,334	9,050	62,384
Cash dividends on capital stock			(3,199)		(3,199)		(3,199)
BALANCE, MARCH 31, 2013	32,022	$3,202,211	$562,671	$75,018	$637,689	$(467,570)	$3,372,330

BALANCE, DECEMBER 31, 2013	25,305	$2,530,471	$681,978	$106,812	$788,790	$(481,516)	$2,837,745
Proceeds from sale of capital stock	327	32,723					32,723
Shares reclassified to mandatorily redeemable capital stock	(3)	(337)					(337)
Comprehensive income			28,851	7,214	36,065	11,525	47,590
Cash dividends on capital stock			(9,262)		(9,262)		(9,262)
BALANCE, MARCH 31, 2014	25,629	$2,562,857	$701,567	$114,026	$815,593	$(469,991)	$2,908,459

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$36,065	$53,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(20,730)	(10,330)
Reduction of provision for credit losses	(322)	(1,087)
Change in net fair-value adjustments on derivatives and hedging activities	(10,584)	(21,354)
Net other-than-temporary impairment losses on investment securities, credit portion	458	421
Loss on early extinguishment of debt	2,223	2,567
Other adjustments	157	(127)
Net change in:
Market value of trading securities	(754)	2,312
Accrued interest receivable	12,245	12,202
Other assets	4,122	1,188
Accrued interest payable	15,075	12,978
Other liabilities	(529)	2,628
Total adjustments	1,361	1,398
Net cash provided by operating activities	37,426	54,732

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(6,721)	(83)
Securities purchased under agreements to resell	(1,600,000)	2,265,000
Federal funds sold	(2,500,000)	(250,000)
Premises, software, and equipment	(111)	(150)
Trading securities:
Proceeds from long-term	770	6,260
Available-for-sale securities:
Proceeds from long-term	742,899	436,962
Purchases of long-term	(564,860)	(289,846)
Held-to-maturity securities:
Proceeds from long-term	223,437	328,319
Advances to members:
Proceeds	75,402,733	39,592,334
Disbursements	(77,609,677)	(38,758,387)
Mortgage loans held for portfolio:
Proceeds	88,742	221,513
Purchases	(72,819)	(252,299)
Proceeds from sale of foreclosed assets	2,446	3,726
Net cash (used in) provided by investing activities	(5,893,161)	3,303,349

FINANCING ACTIVITIES
Net change in deposits	4,827	68,051
Net payments on derivatives with a financing element	(4,456)	(4,584)
Net proceeds from issuance of consolidated obligations:
Discount notes	31,786,100	11,134,874

Bonds	3,190,006	1,495,356
Payments for maturing and retiring consolidated obligations:
Discount notes	(27,599,348)	(13,793,189)
Bonds	(2,168,879)	(1,849,218)
Proceeds from issuance of capital stock	32,723	22,056
Payments for redemption of mandatorily redeemable capital stock	—	(24,974)
Payments for repurchase of capital stock	—	(275,010)
Cash dividends paid	(9,234)	(3,199)
Net cash provided by (used in) financing activities	5,231,739	(3,229,837)
Net (decrease) increase in cash and due from banks	(623,996)	128,244
Cash and due from banks at beginning of the year	641,033	240,945
Cash and due from banks at end of the period	$17,037	$369,189
Supplemental disclosures:
Interest paid	$91,913	$99,929
AHP payments	$1,318	$1,821
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$3,227	$2,267

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the SEC) on March 24, 2014 (the 2013 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

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

Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adversely classifying loans, other REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. The guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014, and did not have a material impact on our results of operations or financial condition. The charge-off requirements will be implemented no later than January 1, 2015, and are not expected to have a material impact on our results of operations or financial condition.

Note 3 — Trading Securities

Major Security Types. Our trading securities as of March 31, 2014, and December 31, 2013, were (dollars in thousands):

	March 31, 2014	December 31, 2013
Mortgage-backed securities (MBS)
U.S. government-guaranteed – residential	$13,853	$14,331
Government-sponsored enterprise (GSE) – residential	3,177	3,486
GSE – commercial	230,128	229,357
Total	$247,158	$247,174

Net unrealized gains or losses on trading securities held for the three months ended March 31, 2014 and 2013, amounted to gains of $754,000 and losses of $2.3 million for securities held on March 31, 2014 and 2013, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of March 31, 2014, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$450,567	$—	$(25,744)	$424,823
U.S. government-owned corporations	288,223	—	(34,171)	254,052
GSEs	251,655	341	(9,466)	242,530
	990,445	341	(69,381)	921,405
MBS
U.S. government guaranteed – residential	258,015	406	(2,306)	256,115
U.S. government guaranteed – commercial	626,119	—	(3,645)	622,474
GSEs – residential	2,215,686	5,303	(27,654)	2,193,335
	3,099,820	5,709	(33,605)	3,071,924
Total	$4,090,265	$6,050	$(102,986)	$3,993,329
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

The following table summarizes our available-for-sale securities with unrealized losses as of March 31, 2014, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$424,823	$(25,744)	$424,823	$(25,744)
U.S. government-owned corporations	—	—	254,052	(34,171)	254,052	(34,171)
GSEs	—	—	112,154	(9,466)	112,154	(9,466)
	—	—	791,029	(69,381)	791,029	(69,381)

MBS
U.S. government guaranteed – residential	—	—	198,101	(2,306)	198,101	(2,306)
U.S. government guaranteed – commercial	571,533	(3,645)	—	—	571,533	(3,645)
GSEs – residential	1,612,243	(26,980)	34,931	(674)	1,647,174	(27,654)
	2,183,776	(30,625)	233,032	(2,980)	2,416,808	(33,605)
Total temporarily impaired	$2,183,776	$(30,625)	$1,024,061	$(72,361)	$3,207,837	$(102,986)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at March 31, 2014, and December 31, 2013, were (dollars in thousands):

	March 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$130,035	$130,376	$780,589	$782,881
Due after one year through five years	—	—	—	—
Due after five years through 10 years	—	—	—	—
Due after 10 years	860,410	791,029	828,618	759,564
	990,445	921,405	1,609,207	1,542,445
MBS (1)	3,099,820	3,071,924	2,487,868	2,452,865
Total	$4,090,265	$3,993,329	$4,097,075	$3,995,310
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of March 31, 2014, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$7,881	$—	$7,881	$611	$—	$8,492
State or local housing-finance-agency obligations (HFA securities)	182,146	—	182,146	47	(21,201)	160,992
GSEs	17,296	—	17,296	2	—	17,298
	207,323	—	207,323	660	(21,201)	186,782
MBS
U.S. government guaranteed – residential	25,776	—	25,776	567	—	26,343
U.S. government guaranteed – commercial	196,202	—	196,202	860	—	197,062
GSEs – residential	1,683,428	—	1,683,428	43,895	(307)	1,727,016
GSEs – commercial	683,508	—	683,508	37,149	—	720,657
Private-label – residential	1,430,564	(311,436)	1,119,128	322,452	(15,995)	1,425,585
Asset-backed securities (ABS) backed by home equity loans	23,012	(899)	22,113	940	(1,376)	21,677
	4,042,490	(312,335)	3,730,155	405,863	(17,678)	4,118,340
Total	$4,249,813	$(312,335)	$3,937,478	$406,523	$(38,879)	$4,305,122

Our held-to-maturity securities as of December 31, 2013, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$8,503	$—	$8,503	$682	$—	$9,185
HFA securities	183,625	—	183,625	30	(19,598)	164,057
GSEs	67,504	—	67,504	160	—	67,664
	259,632	—	259,632	872	(19,598)	240,906
MBS
U.S. government guaranteed – residential	27,767	—	27,767	644	—	28,411
U.S. government guaranteed – commercial	213,144	—	213,144	883	—	214,027
GSEs – residential	1,773,905	—	1,773,905	45,472	(360)	1,819,017
GSEs – commercial	700,348	—	700,348	38,683	—	739,031
Private-label – residential	1,465,379	(323,989)	1,141,390	312,228	(17,595)	1,436,023
ABS backed by home equity loans	23,414	(939)	22,475	986	(1,435)	22,026
	4,203,957	(324,928)	3,879,029	398,896	(19,390)	4,258,535
Total	$4,463,589	$(324,928)	$4,138,661	$399,768	$(38,988)	$4,499,441

The following table summarizes our held-to-maturity securities with unrealized losses as of March 31, 2014, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$154,668	$(21,201)	$154,668	$(21,201)

MBS
GSEs – residential	30,533	(83)	39,710	(224)	70,243	(307)
Private-label – residential	21,241	(473)	756,499	(57,267)	777,740	(57,740)
ABS backed by home equity loans	—	—	20,141	(1,514)	20,141	(1,514)
	51,774	(556)	816,350	(59,005)	868,124	(59,561)
Total	$51,774	$(556)	$971,018	$(80,206)	$1,022,792	$(80,762)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at March 31, 2014, and December 31, 2013, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	March 31, 2014			December 31, 2013
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$17,296	$17,296	$17,298	$67,504	$67,504	$67,664
Due after one year through five years	5,663	5,663	6,065	2,794	2,794	2,984
Due after five years through 10 years	23,694	23,694	23,784	27,229	27,229	27,427
Due after 10 years	160,670	160,670	139,635	162,105	162,105	142,831
	207,323	207,323	186,782	259,632	259,632	240,906
MBS (2)	4,042,490	3,730,155	4,118,340	4,203,957	3,879,029	4,258,535
Total	$4,249,813	$3,937,478	$4,305,122	$4,463,589	$4,138,661	$4,499,441
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

Note 6 — Other-Than-Temporary Impairment

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at March 31, 2014. At March 31, 2014, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These unrealized losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of March 31, 2014:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of March 31, 2014, to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

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

•
Agency MBS. For MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations.

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of March 31, 2014, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and to illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of March 31, 2014, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at March 31, 2014.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The FHLBank System governance committee (the OTTI Governance Committee) developed a short-term housing price forecast using whole percentages, with projected changes ranging from a decrease of 3.0 percent to an increase of 9.0 percent over the 12- month period beginning January 1, 2014. For the vast majority of markets, the short-term forecast has changes from a decrease of 1.0 percent to an increase of 4.0 percent. Thereafter home prices were projected to recover using one of five different recovery paths. Under those recovery paths, home prices were projected to increase as follows:

Months	Recovery Range
1-6	0.0%	to	3.0%
7-12	1.0%	to	4.0%
13-18	2.0%	to	4.0%
19-30	2.0%	to	5.0%
31-54	2.0%	to	6.0%
Thereafter	2.3%	to	5.6%

The month-by-month projections of future loan level performance are derived from the first model to determine projected prepayments, defaults, and loss severities. These projections are then input into a second model that then allocates the cash flows and losses among the various classes in the securitization structure in accordance with the cash-flow and loss-allocation rules prescribed by the securitization structure. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended March 31, 2014, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent
Private-label residential MBS - Alt-A (1)
2007	$51,846	5.5%	51.8%	46.2%	15.1%
2006	35,471	9.5	40.3	46.4	—
Total Alt-A	$87,317	7.2%	47.1%	46.2%	9.0%
_______________________

(1)
Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through March 31, 2014 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance. We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 6, for example) as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

	March 31, 2014
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$61,948	$52,443	$39,890	$53,513
Private-label residential MBS – Alt-A	1,527,641	1,108,431	809,548	1,118,344
ABS backed by home equity loans – Subprime	4,646	4,150	3,251	4,186
Total other-than-temporarily impaired securities	$1,594,235	$1,165,024	$852,689	$1,176,043

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended March 31,
	2014	2013
Balance at beginning of year	$603,786	$631,330
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	458	421
Reductions:
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(8,684)	(2,916)
Balance at end of period	$595,560	$628,835
_______________________

(1)
For the three months ended March 31, 2014 and 2013, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2014 and 2013.

Note 7 — Advances

General Terms. At both March 31, 2014, and December 31, 2013, we had advances outstanding with interest rates ranging from (0.22) percent to 8.37 percent, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	March 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$9,588	0.44%	$9,287	0.43%
Due in one year or less	17,567,532	0.45	15,413,949	0.50
Due after one year through two years	2,445,865	1.95	2,025,840	1.99
Due after two years through three years	2,987,326	2.40	2,875,074	2.26
Due after three years through four years	3,198,974	2.61	3,116,119	2.89
Due after four years through five years	1,595,594	2.32	2,156,717	2.21
Thereafter	1,617,352	2.95	1,614,278	2.98
Total par value	29,422,231	1.25%	27,211,264	1.35%
Premiums	42,254		49,447
Discounts	(19,526)		(20,290)
Market value of bifurcated derivatives (1)	1,117		892
Hedging adjustments	253,524		275,365
Total	$29,699,600		$27,516,678
_________________________

(1)
At March 31, 2014, and December 31, 2013, we had certain advances with embedded features that met the requirements to be separated from the host contract and designate the embedded features as a stand-alone derivative.

At both March 31, 2014, and December 31, 2013, we had putable advances outstanding totaling $2.6 billion.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	March 31, 2014		December 31, 2013
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$9,588	0.0%	$9,287	0.0%
Due in one year or less	19,915,957	67.7	17,778,624	65.4
Due after one year through two years	2,359,365	8.0	1,938,590	7.1
Due after two years through three years	2,266,901	7.7	2,477,674	9.1
Due after three years through four years	1,797,724	6.1	1,619,094	6.0
Due after four years through five years	1,466,344	5.0	1,824,967	6.7
Thereafter	1,606,352	5.5	1,563,028	5.7
Total par value	$29,422,231	100.0%	$27,211,264	100.0%

At March 31, 2014, and December 31, 2013, we had callable advances outstanding totaling $30.0 million and $30.5 million, respectively.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	March 31, 2014	December 31, 2013
Fixed-rate	$24,655,943	$25,578,977
Variable-rate	4,766,288	1,632,287
Total par value	$29,422,231	$27,211,264

Credit-Risk Exposure. At March 31, 2014, and December 31, 2013, we had $9.5 billion and $7.8 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to three borrowers at both March 31, 2014, and December 31, 2013, representing 32.4 percent and 28.6 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Prepayment Fees. For the three months ended March 31, 2014 and 2013, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Prepayment fees received from borrowers	$6,695	$20,721
Less: hedging fair-value adjustments on prepaid advances	(193)	(11,510)
Less: net premiums associated with prepaid advances	(3,928)	(3,911)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(80)	—
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	6,615
Net prepayment fees recognized in income	$2,494	$11,915

Note 8 — Mortgage Loans Held for Portfolio

We invest in mortgage loans through the Mortgage Partnership Finance® (MPF® program). These investments are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced by the related participating financial institution, as is the case with conventional mortgage loans. All such investments are held for portfolio.

The following table presents certain characteristics of these investments (dollars in thousands):

	March 31, 2014	December 31, 2013
Real estate
Fixed-rate 15-year single-family mortgages	$579,846	$595,319
Fixed-rate 20- and 30-year single-family mortgages	2,712,836	2,717,973
Premiums	58,674	59,154
Discounts	(3,307)	(3,440)
Deferred derivative gains, net	1,750	1,691
Total mortgage loans held for portfolio	3,349,799	3,370,697
Less: allowance for credit losses	(1,812)	(2,221)
Total mortgage loans, net of allowance for credit losses	$3,347,987	$3,368,476

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	March 31, 2014	December 31, 2013
Conventional mortgage loans	$2,855,491	$2,873,935
Government mortgage loans	437,191	439,357
Total par value	$3,292,682	$3,313,292

See Note 9 — Allowance for Credit Losses for information related to our credit risk from our investments in mortgage loans and allowance for credit losses based on these investments.

"Mortgage Partnership Finance," and "MPF," are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 9 — Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in our portfolio as of the statement of condition date. To the extent necessary, an allowance for credit losses for off-balance-sheet credit exposure is recorded as a liability.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2013 Annual Report.

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

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At March 31, 2014, and December 31, 2013, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended March 31, 2014 and 2013.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at March 31, 2014, and December 31, 2013. At March 31, 2014, and December 31, 2013, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information on our secured member credit exposure to credit products, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2013 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2014, and December 31, 2013. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information on our secured member credit exposure to credit products, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2013 Annual Report.

Conventional Mortgage Loans Held for Portfolio

Our methodology for determining our loan loss reserve consists of estimating loan loss severity using a third party model incorporating delinquency to default transition performance of the loans, relevant market conditions affecting the performance of the loans, and portfolio level credit protection, particularly credit enhancements. Our inputs to the third party model consist of loan-related characteristics, such as credit scores, occupancy statuses, loan-to-value ratios, property types and locations. We update our view of the loan transition performance and market conditions quarterly and periodically adjust our methodology to reflect the changes in the loans’ performances and the market.

For additional information on our secured member credit exposure to credit products, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2013 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at March 31, 2014, and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$29,827	$13,988	$43,815
Past due 60-89 days delinquent	10,026	4,227	14,253
Past due 90 days or more delinquent	42,845	19,762	62,607
Total past due	82,698	37,977	120,675
Total current loans	2,834,831	411,432	3,246,263
Total mortgage loans	$2,917,529	$449,409	$3,366,938
Other delinquency statistics
In process of foreclosure, included above (1)	$16,985	$7,590	$24,575
Serious delinquency rate (2)	1.50%	4.40%	1.88%
Past due 90 days or more still accruing interest	$—	$19,762	$19,762
Loans on nonaccrual status (3)	$43,846	$—	$43,846
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following table presents the recorded investment, par value, and any related allowance for impaired loans individually assessed for impairment at March 31, 2014, and December 31, 2013 (dollars in thousands).

	As of March 31, 2014			As of December 31, 2013
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$3,572	$3,556	$—	$3,231	$3,223	$—
Individually evaluated impaired mortgage loans with a related allowance	2,511	2,486	644	3,440	3,415	605
Total individually evaluated impaired mortgage loans	$6,083	$6,042	$644	$6,671	$6,638	$605

The following table presents the average recorded investment and interest income recognized on these loans individually assessed for impairment during the three months ended March 31, 2014 and 2013 (dollars in thousands).

	For the Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$3,670	$48	$3,117	$39
Individually evaluated impaired mortgage loans with a related allowance	2,975	11	—	—
Total individually evaluated impaired mortgage loans	$6,645	$59	$3,117	$39

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2014 and 2013, as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2014 and 2013 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended March 31,
	2014	2013
Allowance for credit losses
Balance, beginning of year	$2,221	$4,414
Charge-offs	(87)	(13)
Recoveries	—	47
Reduction of provision for credit losses	(322)	(1,087)
Balance, end of period	$1,812	$3,361
Ending balance, individually evaluated for impairment	$644	$—
Ending balance, collectively evaluated for impairment	$1,168	$3,361
Recorded investment, end of period (1)
Individually evaluated for impairment	$6,083	$3,118
Collectively evaluated for impairment	$2,911,446	$3,049,521
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

REO. At March 31, 2014, and December 31, 2013, we had $6.1 million and $5.3 million, respectively, in assets classified as REO. During the three months ended March 31, 2014 and 2013, we sold REO assets with a recorded carrying value of $2.2 million and $3.8 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net losses totaling $157,000 and net gains totaling $127,000 during the three months ended March 31, 2014 and 2013, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of March 31, 2014 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$11,909,840	$32,909	$(555,873)
Forward-start interest-rate swaps	1,558,800	—	(57,616)
Total derivatives designated as hedging instruments	13,468,640	32,909	(613,489)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,087,000	351	(20,222)
Interest-rate caps or floors	300,000	26	—
Mortgage-delivery commitments (1)	15,795	1	(54)
Total derivatives not designated as hedging instruments	1,402,795	378	(20,276)
Total notional amount of derivatives	$14,871,435
Total derivatives before netting and collateral adjustments		33,287	(633,765)
Netting adjustments (2)		(34,318)	34,318
Cash collateral and related accrued interest		8,933	—
Derivative assets and derivative liabilities		$7,902	$(599,447)

_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

The following table presents the fair value of derivatives as of December 31, 2013 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$11,707,590	$33,361	$(568,477)
Forward-start interest-rate swaps	1,410,800	2,408	(53,875)
Total derivatives designated as hedging instruments	13,118,390	35,769	(622,352)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,273,500	610	(20,146)
Interest-rate caps or floors	300,000	43	—
Mortgage-delivery commitments (1)	11,056	5	(39)
Total derivatives not designated as hedging instruments	1,584,556	658	(20,185)
Total notional amount of derivatives	$14,702,946
Total derivatives before netting and collateral adjustments		36,427	(642,537)
Netting adjustments (2)		(34,385)	34,385
Cash collateral and related accrued interest		2,276	—
Derivative assets and derivative liabilities		$4,318	$(608,152)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three months ended March 31, 2014 and 2013, were as follows (dollars in thousands).

	For the Three Months Ended March 31,
	2014	2013
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$494	$455
Cash flow hedge ineffectiveness	(135)	4
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(1,836)	875
Interest-rate caps or floors	(17)	39
Mortgage-delivery commitments	111	(285)
Total net (losses) gains related to derivatives not designated as hedging instruments	(1,742)	629
Net (losses) gains on derivatives and hedging activities	$(1,383)	$1,088

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$21,985	$(21,841)	$144	$(33,411)
Investments	(31,560)	31,791	231	(9,494)
Deposits	(390)	390	—	397
COs – bonds	7,886	(7,767)	119	10,637
Total	$(2,079)	$2,573	$494	$(31,871)

	For the Three Months Ended March 31, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$57,489	$(57,274)	$215	$(39,760)
Investments	28,258	(28,093)	165	(10,140)
Deposits	(394)	394	—	394
COs – bonds	(23,252)	23,327	75	21,094
Total	$62,101	$(61,646)	$455	$(28,412)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The gain or loss recognized in other comprehensive income for forward-start interest-rate swaps associated with CO bond hedged items in cash-flow hedging relationships was a loss of $6.0 million and a gain of $428,000 for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014 and 2013, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2014, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of March 31, 2014, the amount of deferred net losses on derivatives accumulated in other comprehensive loss, related to cash flow hedges expected to be reclassified to earnings during the next 12 months, is $12.5 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), which is also our counterparty on such derivatives, and derivatives that are not cleared with a DCO (bilateral derivatives). Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investor Service (Moody's) or Standard and Poor’s Rating Service
(S&P) to a certain level, we are required to deliver additional collateral on bilateral derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all bilateral derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2014, was $599.4 million, for which we had delivered collateral with a post-haircut value of $463.9 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain bilateral derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2014 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of March 31, 2014

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$35,557
AA-	A+, A or A-	44,275
A-	below A-	39,000
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $15.8 million could be called by counterparties as of March 31, 2014, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

For cleared derivatives, the DCO determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing members may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. We were not required to post additional initial margin with our clearing agents at March 31, 2014.

Offsetting of Certain Derivative Assets and Derivative Liabilities. We present derivatives, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest, on a net basis by clearing member and/or by counterparty when it has met the netting requirements.

The following table presents separately the fair value of derivatives meeting or not meeting netting requirements, with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of March 31, 2014, and December 31, 2013 (dollars in thousands).

	March 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Bilateral derivatives	$29,540	$(628,733)	$31,271	$(639,372)
Cleared derivatives	3,746	(4,978)	5,151	(3,126)
Total gross recognized amount	33,286	(633,711)	36,422	(642,498)
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(29,340)	29,340	(31,259)	31,259
Cleared derivatives	3,955	4,978	(850)	3,126
Total gross amounts of netting adjustments and cash collateral	(25,385)	34,318	(32,109)	34,385
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	200	(599,393)	12	(608,113)
Cleared derivatives	7,701	—	4,301	—
Total net amounts after netting adjustments and cash collateral	7,901	(599,393)	4,313	(608,113)
Derivatives not meeting netting requirements
Mortgage delivery commitments	1	(54)	5	(39)
Total derivative assets and total derivative liabilities
Bilateral derivatives	200	(599,393)	12	(608,113)
Cleared derivatives	7,701	—	4,301	—
Mortgage delivery commitments	1	(54)	5	(39)
Total derivative assets and total derivative liabilities presented in the statement of condition	7,902	(599,447)	4,318	(608,152)

Non-cash collateral received or pledged, not offset (1)
Can be sold or repledged
Bilateral derivatives	—	65,571	—	71,063
Cannot be sold or repledged
Bilateral derivatives	—	416,823	—	420,910
Total non-cash collateral received or pledged, not offset	—	482,394	—	$491,973
Net amount
Bilateral derivatives	200	(116,999)	12	(116,140)
Cleared derivatives	7,701	—	4,301	—
Mortgage delivery commitments	1	(54)	5	(39)
Total net amount	$7,902	$(117,053)	$4,318	$(116,179)
_______________________

(1)
Includes noncash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At March 31, 2014, and December 31, 2013, we had additional net credit exposure of $6.0 million and $7.1 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Deposits at March 31, 2014, and December 31, 2013, include hedging adjustments of $753,000 and $1.1 million, respectively.

The following table details interest-bearing and noninterest-bearing deposits (dollars in thousands):

	March 31, 2014	December 31, 2013
Interest-bearing
Demand and overnight	$484,789	$473,600
Term	20,439	20,676
Other	3,231	4,399
Noninterest-bearing
Other	13,544	18,890
Total deposits	$522,003	$517,565

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of both March 31, 2014, and December 31, 2013.

Note 12 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at March 31, 2014, and December 31, 2013, by year of contractual maturity (dollars in thousands):

	March 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$7,360,345	1.35%	$7,646,100	0.99%
Due after one year through two years	4,421,015	1.68	4,454,885	2.07
Due after two years through three years	3,136,550	1.50	2,903,390	1.93
Due after three years through four years	3,437,175	2.24	3,245,980	2.17
Due after four years through five years	1,959,010	1.89	1,651,560	1.85
Thereafter	3,975,630	2.62	3,368,740	2.64
Total par value	24,289,725	1.81%	23,270,655	1.78%
Premiums	214,415		228,753
Discounts	(20,584)		(20,081)
Hedging adjustments	(5,653)		(13,421)
	$24,477,903		$23,465,906
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at March 31, 2014, and December 31, 2013, included (dollars in thousands):

	March 31, 2014	December 31, 2013
Par value of CO bonds
Noncallable and nonputable	$20,584,725	$20,755,655
Callable	3,705,000	2,515,000
Total par value	$24,289,725	$23,270,655

The following is a summary of the CO bonds for which we are primarily liable at March 31, 2014, and December 31, 2013, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2014	December 31, 2013
Due in one year or less	$10,725,345	$10,066,100
Due after one year through two years	4,511,015	4,459,885
Due after two years through three years	2,756,550	2,838,390
Due after three years through four years	3,002,175	3,105,980
Due after four years through five years	1,539,010	1,476,560
Thereafter	1,755,630	1,323,740
Total par value	$24,289,725	$23,270,655

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at March 31, 2014, and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Par value of CO bonds
Fixed-rate	$20,869,725	$19,815,655
Simple variable-rate	2,370,000	2,570,000
Step-up	1,050,000	885,000
Total par value	$24,289,725	$23,270,655

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2014	$20,247,904	$20,250,000	0.07%
December 31, 2013	$16,060,781	$16,062,000	0.07%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the three months ended March 31, 2014, and year ended December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Balance at beginning of year	$62,591	$50,545
AHP expense for the period	4,406	24,229
AHP direct grant disbursements	(1,318)	(11,077)
AHP subsidy for AHP advance disbursements	(260)	(1,148)
Return of previously disbursed grants and subsidies	—	42
Balance at end of period	$65,419	$62,591

Note 14 — Capital

We are subject to capital requirements under our capital plan, the Federal Home Loan Bank Act of 1932, as amended
(the FHLBank Act), and FHFA regulations:

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

The following tables demonstrate our compliance with our regulatory capital requirements at March 31, 2014, and December 31, 2013 (dollars in thousands):

Risk-Based Capital Requirements	March 31, 2014	December 31, 2013

Permanent capital
Class B capital stock	$2,562,857	$2,530,471
Mandatorily redeemable capital stock	977,685	977,348
Retained earnings	815,593	788,790
Total permanent capital	$4,356,135	$4,296,609
Risk-based capital requirement
Credit-risk capital	$427,433	$423,522
Market-risk capital	103,396	136,943
Operations-risk capital	159,248	168,140
Total risk-based capital requirement	$690,077	$728,605
Permanent capital in excess of risk-based capital requirement	$3,666,058	$3,568,004

	March 31, 2014		December 31, 2013
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$690,077	$4,356,135	$728,605	$4,296,609
Total regulatory capital	$2,002,450	$4,356,135	$1,785,523	$4,296,609
Total capital-to-asset ratio	4.0%	8.7%	4.0%	9.6%

Leverage Ratio
Leverage capital	$2,503,062	$6,534,203	$2,231,904	$6,444,913
Leverage capital-to-assets ratio	5.0%	13.1%	5.0%	14.4%

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(22,643)	$(385,175)	$(65,027)	$(3,775)	$(476,620)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(6,946)	—	428	—	(6,518)
Accretion of noncredit loss	—	15,009	—	—	15,009
Net actuarial loss	—	—	—	3	3
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	414	—	—	414
Amortization - hedging activities (2)	—	—	4	—	4
Amortization - pension and postretirement benefits (3)	—	—	—	138	138
Other comprehensive (loss) income	(6,946)	15,423	432	141	9,050
Balance, March 31, 2013	$(29,589)	$(369,752)	$(64,595)	$(3,634)	$(467,570)

Balance, December 31, 2013	$(101,765)	$(324,928)	$(51,594)	$(3,229)	$(481,516)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	4,829	—	(6,014)	—	(1,185)
Accretion of noncredit loss	—	12,135	—	—	12,135
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	458	—	—	458
Amortization - hedging activities (2)	—	—	5	—	5
Amortization - pension and postretirement benefits (3)	—	—	—	112	112
Other comprehensive income (loss)	4,829	12,593	(6,009)	112	11,525
Balance, March 31, 2014	$(96,936)	$(312,335)	$(57,603)	$(3,117)	$(469,991)
_______________________

(1)	Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.

(2)	Recorded in net gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

Note 16 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. The plan covers substantially all of our officers and employees.

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

The following table sets forth our net pension costs under our defined benefit plan and expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Qualified Defined Benefit Multiemployer Plan - Pentegra Defined Benefit Plan	$763	$253
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	236	229
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	99	89

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

The following table presents the components of net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$125	$116	$7	$9
Interest cost	108	76	8	7
Amortization of net actuarial loss	112	138	—	3
Net periodic benefit cost	$345	$330	$15	$19

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 1 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2013 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2014.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at March 31, 2014, and December 31, 2013, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	March 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$17,037	$17,037	$17,037	$—	$—	$—
Interest-bearing deposits	259	259	259	—	—	—
Securities purchased under agreements to resell	5,350,000	5,349,886	—	5,349,886	—	—
Federal funds sold	3,350,000	3,349,989	—	3,349,989	—	—
Trading securities(1)	247,158	247,158	—	247,158	—	—
Available-for-sale securities(1)	3,993,329	3,993,329	—	3,993,329	—	—
Held-to-maturity securities(2)	3,937,478	4,305,122	—	2,696,868	1,608,254	—
Advances	29,699,600	29,833,488	—	29,833,488	—	—
Mortgage loans, net	3,347,987	3,399,033	—	3,399,033	—	—
Accrued interest receivable	71,213	71,213	—	71,213	—	—
Derivative assets(1)	7,902	7,902	—	33,287	—	(25,385)
Other assets (1)	11,050	11,050	5,374	5,676	—	—
Liabilities:
Deposits	(522,003)	(522,002)	—	(522,002)	—	—
COs:
Bonds	(24,477,903)	(24,656,262)	—	(24,656,262)	—	—
Discount notes	(20,247,904)	(20,248,411)	—	(20,248,411)	—	—
Mandatorily redeemable capital stock	(977,685)	(977,685)	(977,685)	—	—	—
Accrued interest payable	(98,461)	(98,461)	—	(98,461)	—	—
Derivative liabilities(1)	(599,447)	(599,447)	—	(633,765)	—	34,318
Other:
Commitments to extend credit for advances	—	(954)	—	(954)	—	—
Standby letters of credit	(592)	(592)	—	(592)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

(2)
Private-label residential MBS and HFA securities are categorized as Level 3. Private-label residential MBS that have incurred other-than-temporary impairment losses are measured at fair value on a nonrecurring basis. See the recurring and nonrecurring tables below for more details.

	December 31, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$641,033	$641,033	$641,033	$—	$—	$—
Interest-bearing deposits	195	195	195	—	—	—
Securities purchased under agreements to resell	3,750,000	3,749,942	—	3,749,942	—	—
Federal funds sold	850,000	849,993	—	849,993	—	—
Trading securities(1)	247,174	247,174	—	247,174	—	—
Available-for-sale securities(1)	3,995,310	3,995,310	—	3,995,310	—	—
Held-to-maturity securities(2)	4,138,661	4,499,441	—	2,877,334	1,622,107	—
Advances	27,516,678	27,632,970	—	27,632,970	—	—
Mortgage loans, net	3,368,476	3,396,499	—	3,396,499	—	—
Accrued interest receivable	83,458	83,458	—	83,458	—	—
Derivative assets(1)	4,318	4,318	—	36,427	—	(32,109)
Other assets(1)	10,086	10,086	5,197	4,889	—	—
Liabilities:
Deposits	(517,565)	(517,552)	—	(517,552)	—	—
COs:
Bonds	(23,465,906)	(23,584,981)	—	(23,584,981)	—	—
Discount notes	(16,060,781)	(16,061,486)	—	(16,061,486)	—	—
Mandatorily redeemable capital stock	(977,348)	(977,348)	(977,348)	—	—	—
Accrued interest payable	(83,386)	(83,386)	—	(83,386)	—	—
Derivative liabilities(1)	(608,152)	(608,152)	—	(642,537)	—	34,385
Other:
Commitments to extend credit for advances	—	(2,098)	—	(2,098)	—	—
Standby letters of credit	(562)	(562)	—	(562)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

(2)
Private-label residential MBS and HFA securities are categorized as Level 3. Private-label residential MBS that have incurred other-than-temporary impairment losses are measured at fair value on a nonrecurring basis. See the recurring and nonrecurring tables below for more details.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at March 31, 2014, and December 31, 2013, by fair-value hierarchy level (dollars in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$13,853	$—	$—	$13,853
GSEs – residential MBS	—	3,177	—	—	3,177
GSEs – commercial MBS	—	230,128	—	—	230,128
Total trading securities	—	247,158	—	—	247,158
Available-for-sale securities:
Supranational institutions	—	424,823	—	—	424,823
U.S. government-owned corporations	—	254,052	—	—	254,052
GSEs	—	242,530	—	—	242,530
U.S. government guaranteed – residential MBS	—	256,115	—	—	256,115
U.S. government guaranteed – commercial MBS	—	622,474	—	—	622,474
GSEs – residential MBS	—	2,193,335	—	—	2,193,335
Total available-for-sale securities	—	3,993,329	—	—	3,993,329
Derivative assets:
Interest-rate-exchange agreements	—	33,286	—	(25,385)	7,901
Mortgage delivery commitments	—	1	—	—	1
Total derivative assets	—	33,287	—	(25,385)	7,902
Other assets	5,374	5,676	—	—	11,050
Total assets at fair value	$5,374	$4,279,450	$—	$(25,385)	$4,259,439
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(633,711)	$—	$34,318	$(599,393)
Mortgage delivery commitments	—	(54)	—	—	(54)
Total liabilities at fair value	$—	$(633,765)	$—	$34,318	$(599,447)
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

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity investment securities and REO at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security whose fair value has further declined).

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at March 31, 2014, and December 31, 2013 (dollars in thousands).

	March 31, 2014
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$193	$193

	December 31, 2013
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$115	$115

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 12 district Federal Home Loan Banks (FHLBanks or FHLBank System). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2014, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2014, and December 31, 2013. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $709.4 billion and $727.5 billion at March 31, 2014, and December 31, 2013, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of March 31, 2014, and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$2,728,447	$221,126	$2,949,573	$2,873,616	$247,399	$3,121,015
Commitments for unused lines of credit - advances (2)	1,287,071	—	1,287,071	1,283,361	—	1,283,361
Commitments to make additional advances	6,175	60,601	66,776	436,954	60,078	497,032
Commitments to invest in mortgage loans	15,795	—	15,795	11,056	—	11,056
Unsettled CO bonds, at par (3)	444,350	—	444,350	36,400	—	36,400
Unsettled CO discount notes, at par	—	—	—	1,215,000	—	1,215,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year totaling $7.8 million as of March 31, 2014. Also excluded are commitments to issue standby letters of credit that expire within one year totaling $15.7 million at December 31, 2013.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)
We had $255.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at March 31, 2014. We had no unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2013.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from final expiries in 7 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $592,000 and $562,000 at March 31, 2014, and December 31, 2013, respectively.

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

Pledged Collateral. We have pledged securities, as collateral, related to derivatives. See Note 10 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features.

Legal Proceedings. We are subject to various legal proceedings arising in the normal course of business from time to time. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition, results of operations, or cash flows.

Note 19 — Transactions with Shareholders

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At March 31, 2014, and December 31, 2013, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at March 31, 2014, and December 31, 2013 (dollars in thousands):

As of March 31, 2014	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Bank of America, N.A.(1)	$857,835	24.2%	$106,939	0.4%	$410	1.3%
RBS Citizens N.A.	430,077	12.1	4,969,000	16.9	486	1.5

(1)	Bank of America, N.A. is a nonmember and its shares of capital stock are classified as mandatorily redeemable capital stock.

As of December 31, 2013	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Bank of America, N.A. (1)	$857,835	24.5%	$98,370	0.4%	$420	1.4%
RBS Citizens N.A.	430,077	12.3	2,269,149	8.3	187	0.6

(1)	Bank of America, N.A. is a nonmember and its shares of capital stock are classified as mandatorily redeemable capital stock.

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances from the above shareholders during the three months ended March 31, 2014 and 2013 as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Bank of America, N.A.	$1,253	$1,349
RBS Citizens N.A.	2,158	558

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2014	$81,983	2.3%	$630,182	2.1%	$1,270	3.9%
As of December 31, 2013	127,020	3.6	659,333	2.4	1,693	5.6

Note 20 — Subsequent Events

On April 24, 2014, the board of directors declared a cash dividend at an annualized rate of 1.49 percent based on capital stock balances outstanding during the first quarter of 2014. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $12.9 million and was paid on May 2, 2014.

On May 1, 2014, we conducted a partial repurchase of excess capital stock in the amount of $500.0 million. Of this amount, $373.7 million was repurchased from mandatorily redeemable capital stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2013 Annual Report and Part II —Item 1A — Risk Factors of this quarterly report, and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. We do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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

•	changes in demand for our advances and other products;

•	the willingness of our members to do business with us despite continuing limited repurchases of excess stock;

•	changes in the financial health of our members;

•	insolvencies of our members;

•	changes in borrower defaults on mortgage loans;

•	changes in the credit performance and loss severities of our investments;

•	changes in prepayment rates on advances and investments;

•	the value of collateral we hold as security for obligations of our members and counterparties;

•
issues and events across the FHLBank System and in the political arena that may lead to legislative, regulatory, judicial, or other developments impacting demand for COs, our financial obligations with respect to COs, our ability to access the capital markets, our members, the manner in which we operate, or the organization and structure of the FHLBank System;

•
competitive forces including, without limitation, other sources of funding available to our members, other entities borrowing funds in the capital markets, and our ability to attract and retain skilled employees;

•	the pace of technological change and our ability to develop and support technology and information systems sufficient to manage the risks of our business effectively;

•	the loss of members due to, among other ways, member withdrawals, mergers and acquisitions;

•	changes in investor demand for COs;

•	changes in the terms or availability of derivatives and other agreements we enter into in support of our business operations;

•	the timing and volume of market activity;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities, including, but not limited to, private-label MBS;

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2013 Annual Report.

EXECUTIVE SUMMARY

Our net income was $36.1 million for the three months ended March 31, 2014, compared with net income of $53.3 million for the same period in 2013. Our net income for the quarter was impacted by a $12.0 million decrease in net prepayment fees from investments and advances. We also experienced compression in net interest margin and net interest spread, as we have been anticipating given the prolonged low interest-rate environment. Nonetheless, we continue to experience growth in advances balances and are optimistic about our ability to continue to satisfy our mission. Additionally:

•	retained earnings increased from $788.8 million at December 31, 2013, to $815.6 million at March 31, 2014;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $324.9 million at December 31, 2013, to an accumulated other comprehensive loss of $312.3 million at March 31, 2014;

•	we are in compliance with all regulatory and internal capital requirements as of March 31, 2014;

•
the board of directors approved the repurchase of $500.0 million of excess capital stock to be completed on May 1, 2014, and has announced that it may approve a second partial repurchase of excess stock later in 2014, although a quarterly loss or a significant adverse event or trend could cause such an additional repurchase to be suspended; and

•	on April 24, 2014, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.49 percent.

The principal challenges we face are the continuing, prolonged low interest-rate environment and uncertain demand for continued growth of advances, each as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Annual Report. We continue to believe that these factors are likely to negatively impact future earnings, absent unpredictable events such as prepayment fee income and litigation settlements. We do note, however, that advances balances continue to grow with the outstanding par balance of advances growing to $29.4 billion at March 31, 2014, from $27.2 billion at December 31, 2013. Growth in advances balances continues to be concentrated in short-term advances. We cannot predict whether advances balances will continue to grow and note that our members continue to experience high levels of deposits with limited loan growth. Deposits serve as liquidity alternatives to advances, and without a stronger economic recovery, growth in advances balances could remain a challenge.

Other significant trends and developments include the following:

•
Income from Increased Accretable Yields on Certain Investments. For the three months ended March 31, 2014, we recognized $8.7 million in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized other-than temporary impairment credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Note 1 — Notes to the Financial Statements — Summary of Significant Accounting Policies — Investment Securities - Other-than-Temporary Impairment — Interest Income Recognition in the 2013 Annual Report.

•
Legislative and Regulatory Developments. We continue to operate in an uncertain legislative and regulatory environment undergoing profound change. For additional information on such developments during the period covered by this report, see — Legislative and Regulatory Developments.

•
Net Interest Margin. Despite the historically low interest-rate environment, we continue to achieve a favorable, but declining, net interest margin. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the three months ended March 31, 2014, was 0.46 percent, a 34 basis point decrease from net interest margin for the three months ended March 31, 2013. The decline in prepayment fee income represented 13 basis points of the 34 basis point decline in net interest margin.

We have been expecting this compression in net interest margin and net interest spread due to the prolonged low interest-rate environment and the gradual replacement of higher-yielding assets with lower-yielding, short-term assets, and we expect such compression to continue. For additional information on net interest income, see Results of Operations — Net Interest Income.

ECONOMIC CONDITIONS

Economic Environment

The pattern of modest economic growth continued into early 2014 for both New England and the United States. Employment inched closer to prerecession levels, but gains in the New England region lagged those experienced nationwide. Unemployment rates continued to decline, but levels varied considerably across the region. Growth in prices remained fairly low, though a particularly cold winter pushed up heating costs.

House-price growth, as monitored by the FHFA, slowed somewhat since mid-2013, but remains quite strong in New England, despite adverse winter weather conditions. Lagging residential construction in New England is also adding to upward price pressure; single-family completions have increased over the past two years but are still significantly less than prerecession rates.

Interest-Rate Environment

We note that on April 30, 2014, the Federal Reserve issued a press release reaffirming its view that a highly accommodative stance of monetary policy remains appropriate and that when it decides to take a less accommodative stance, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
4
3.5
3
2.5
2
1.5
1
0.5
0
Q1 '11
Q2 '11
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14

The federal funds target rate has remained constant at 0.25 percent during the time periods displayed in the chart above.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2013, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Statement of Condition Data at Quarter End
Total assets	$50,061,243	$44,638,076	$39,720,660	$39,341,066	$36,934,925
Investments(1)	16,878,224	12,981,340	10,471,910	13,897,870	13,028,738
Advances	29,699,600	27,516,678	22,555,122	21,463,205	19,900,367
Mortgage loans held for portfolio, net(2)	3,347,987	3,368,476	3,401,111	3,474,211	3,504,394
Deposits and other borrowings	522,003	517,565	570,356	604,130	662,625
Consolidated obligations:
Bonds	24,477,903	23,465,906	24,201,697	24,420,970	25,722,481
Discount notes	20,247,904	16,060,781	10,475,911	9,875,566	5,980,709
Total consolidated obligations	44,725,807	39,526,687	34,677,608	34,296,536	31,703,190
Mandatorily redeemable capital stock	977,685	977,348	977,390	977,390	190,889
Class B capital stock outstanding-putable(3)	2,562,857	2,530,471	2,441,028	2,401,209	3,202,211
Unrestricted retained earnings	701,567	681,978	615,993	587,786	562,671
Restricted retained earnings	114,026	106,812	89,752	82,136	75,018
Total retained earnings	815,593	788,790	705,745	669,922	637,689
Accumulated other comprehensive loss	(469,991)	(481,516)	(482,085)	(474,102)	(467,570)
Total capital	2,908,459	2,837,745	2,664,688	2,597,029	3,372,330
Other Information
Total regulatory capital ratio(4)	8.70%	9.63%	10.38%	10.29%	10.91%
_____________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $1.8 million, $2.2 million, $2.0 million, $2.0 million, and $3.4 million for the quarters ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to the Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net interest income	$54,569	$60,394	$58,403	$60,710	$76,348
(Reduction of) provision for credit losses	(322)	240	83	(1,190)	(1,087)
Net impairment losses on held-to-maturity securities recognized in earnings	(458)	(223)	(1,528)	(394)	(421)
Litigation settlements	4,310	52,493	812	—	—
Other (loss) income	(1,318)	855	592	(6,466)	(2,276)
Other expense	16,954	18,088	15,784	15,390	15,455
AHP assessments	4,406	9,886	4,333	4,061	5,949
Net income	$36,065	$85,305	$38,079	$35,589	$53,334
Other Information
Dividends declared	$9,262	$2,260	$2,256	$3,357	$3,199
Dividend payout ratio	25.68%	2.65%	5.92%	9.43%	6.00%
Weighted-average dividend rate(1)	1.49	0.37	0.38	0.40	0.37
Return on average equity(2)	5.10	12.39	5.73	5.55	6.10
Return on average assets	0.31	0.84	0.37	0.38	0.56
Net interest margin(3)	0.46	0.59	0.57	0.65	0.80
Average equity to average assets	5.99	6.76	6.44	6.81	9.10
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

For the three months ended March 31, 2014 and 2013, we recognized net income of $36.1 million and $53.3 million, respectively. This $17.3 million decrease was driven by a decline of $21.8 million in net interest income of which $12.0 million relates to net prepayment fees. Net prepayment fees declined from $14.6 million in the first quarter of 2013 to $2.7 million during the same period in 2014. In addition, there was an increase of $2.5 million in net losses on derivatives and hedging activities. Partially offsetting these decreases was income of $4.3 million resulting from private-label MBS litigation settlements and a $3.1 million increase in the net unrealized gain on trading securities.

Net Interest Income

Net interest income after provision for credit losses for the quarter ending March 31, 2014, was $54.9 million, compared with $77.4 million for the same period in 2013. Contributing to the $22.5 million decrease in net interest income after provision for credit losses was a decrease in net prepayment fees of $12.0 million, from $14.6 million in 2013 to $2.7 million in 2014, as well as a narrowing of the spread between interest earned on assets and interest paid on liabilities. Partially offsetting these decreases to net interest income after provision for credit losses was an increase in interest income resulting from an increase in average earning assets, which increased $9.1 billion from $38.6 billion for 2013, to $47.7 billion for 2014. The increase in average earning assets was driven by a $7.6 billion increase in average advances. For additional information see — Rate and Volume Analysis. However, growth in these asset categories was concentrated in low-margin, short-term maturities, which, together with the ongoing decline in higher-yielding, long-term assets, such as MBS and mortgage loans held for portfolio, is a primary contributing factor to the decline in net interest income.

Additionally, $8.7 million of the Bank's interest income for the quarter ended March 31, 2014, was from the accretion of discount on securities that were other-than-temporarily impaired in prior quarters, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $5.8 million from $2.9 million of accretion recorded in the first quarter of 2013.

Net interest spread was 0.41 percent for the quarter ended March 31, 2014, a 28 basis point decrease from the same period in 2013, and net interest margin was 0.46 percent, a 34 basis point decrease from the same period in 2013. The decrease in net interest spread reflects a 53 basis point decrease in the average yield on earning assets and a 25 basis point decrease in the average yield on interest-bearing liabilities. Approximately half of the decline in net interest spread is attributable to the decline of prepayment fees and the remainder is attributable to a narrowing of the spread between interest earned on assets and interest paid on liabilities. We have been expecting this compression as discussed under — Executive Summary.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$28,170,424	$58,365	0.84%	$20,600,152	$71,026	1.40%
Securities purchased under agreements to resell	4,920,555	593	0.05	2,441,000	888	0.15
Federal funds sold	3,114,778	485	0.06	1,208,333	436	0.15
Investment securities(2)	8,182,319	45,499	2.26	10,845,524	55,828	2.09
Mortgage loans	3,354,013	31,759	3.84	3,494,525	32,397	3.76
Other earning assets	1,409	—	0.04	258	2	3.14
Total interest-earning assets	47,743,498	136,701	1.16%	38,589,792	160,577	1.69%
Other non-interest-earning assets	352,491			446,128
Fair-value adjustments on investment securities	(211,071)			(100,807)
Total assets	$47,884,918	$136,701	1.16%	$38,935,113	$160,577	1.67%
Liabilities and capital
Consolidated obligations
Discount notes	$18,458,535	$3,022	0.07%	$7,114,904	$1,787	0.10%
Bonds	24,182,322	75,511	1.27	26,286,098	82,224	1.27
Deposits	527,760	7	0.01	629,284	11	0.01
Mandatorily redeemable capital stock	977,393	3,591	1.49	210,035	207	0.40
Other borrowings	1,842	1	0.22	960	—	0.23
Total interest-bearing liabilities	44,147,852	82,132	0.75%	34,241,281	84,229	1.00%
Other non-interest-bearing liabilities	867,269			1,148,818
Total capital	2,869,797			3,545,014
Total liabilities and capital	$47,884,918	$82,132	0.70%	$38,935,113	$84,229	0.88%
Net interest income		$54,569			$76,348
Net interest spread			0.41%			0.69%
Net interest margin			0.46%			0.80%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2014 and 2013. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2014 vs. 2013
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$21,108	$(33,769)	$(12,661)
Securities purchased under agreements to resell	538	(833)	(295)
Federal funds sold	400	(351)	49
Investment securities	(14,538)	4,209	(10,329)
Mortgage loans	(1,321)	683	(638)
Other earning assets	2	(4)	(2)
Total interest income	6,189	(30,065)	(23,876)
Interest expense
Consolidated obligations
Discount notes	2,035	(800)	1,235
Bonds	(6,569)	(144)	(6,713)
Deposits	(2)	(2)	(4)
Mandatorily redeemable capital stock	1,937	1,447	3,384
Other borrowings	1	—	1
Total interest expense	(2,598)	501	(2,097)
Change in net interest income	$8,787	$(30,566)	$(21,779)

Average Balance of Advances Outstanding

The average balance of total advances increased $7.6 billion, or 36.7 percent, for the three months ended March 31, 2014, compared with the same period in 2013. We experienced a rise in advances balances during the quarter concentrated in short-term advances, as discussed under — Executive Summary. The following table summarizes average balances of advances outstanding during the three months ended March 31, 2014 and 2013, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Fixed-rate advances—par value
Long-term	$10,378,904	$9,713,035
Short-term	9,903,664	4,824,006
Putable	2,463,048	3,124,292
Overnight	887,160	465,666
Amortizing	873,881	918,616
All other fixed-rate advances	72,000	76,633
	24,578,657	19,122,248

Variable-rate indexed advances—par value
Simple variable	3,133,444	819,444
Putable	116,000	143,500
All other variable-rate indexed advances	33,615	18,653
	3,283,059	981,597
Total average par value	27,861,716	20,103,845
Net premiums	26,600	31,275
Market value of bifurcated derivatives	1,256	1,111
Hedging adjustments	280,852	463,921
Total average balance of advances	$28,170,424	$20,600,152

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month London Interbank Offered Rate (LIBOR). In addition, approximately 19.9 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $18.6 billion for the three months ended March 31, 2014, representing 66.0 percent of the total average balance of advances outstanding during the three months ended March 31, 2014. The average balance of all such advances totaled $11.5 billion for the three months ended March 31, 2013, representing 55.7 percent of the total average balance of advances outstanding during the three months ended March 31, 2013.

For the three months ended March 31, 2014 and 2013, net prepayment fees on advances were $2.5 million and $11.9 million, respectively. For the three months ended March 31, 2014 and 2013, prepayment fees on investments were $179,000 and $2.7 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $4.4 billion, or 120.2 percent, for the three months ended March 31, 2014, compared with the same period in 2013. The yield earned on short-term money market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the three months ended March 31, 2014, average balances of securities purchased under agreements to resell increased $2.5 billion and average balances of federal funds sold increased $1.9 billion in comparison to the three months ended March 31, 2013.

Average investment securities balances decreased $2.7 billion, or 24.6 percent for the three months ended March 31, 2014, compared with the same period in 2013, a decrease consisting primarily of a $1.5 billion decline in agency and supranational institutions' debentures and a $1.1 billion decline in MBS.

The average aggregate balance of our investments in mortgage loans for the three months ended March 31, 2014, was $140.5 million lower than the average aggregate balance of these investments for the three months ended March 31, 2013, representing a decrease of 4.0 percent.

Average Balance of COs

Average CO balances increased $9.2 billion, or 27.7 percent, for the three months ended March 31, 2014, compared with the same period in 2013, resulting from our increased funding needs principally due to the increase in our average advances and short-term money market investment balances. This overall increase consisted of an increase of $11.3 billion in CO discount notes offset by a decrease of $2.1 billion in CO bonds.

The average balance of term CO discount notes increased $11.3 billion and overnight CO discount notes increased $1.1 million for the three months ended March 31, 2014, in comparison with the same period in 2013. The average balance of CO discount notes represented approximately 43.3 percent of total average COs during the three months ended March 31, 2014, as compared with 21.3 percent of total average COs during the three months ended March 31, 2013. The average balance of CO bonds represented 56.7 percent and 78.7 percent of total average COs outstanding during the three months ended March 31, 2014 and 2013, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three months ended March 31, 2014 and 2013 (dollars in thousands).

	For the Three Months Ended March 31, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,054)	$—	$(59)	$—	$5,182	$3,069
Net interest settlements included in net interest income (2)	(33,411)	(9,494)	—	397	10,671	(31,837)
Total net interest income	(35,465)	(9,494)	(59)	397	15,853	(28,768)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	144	231	—	—	119	494
Losses on cash-flow hedges	—	—	—	—	(135)	(135)
Losses on derivatives not receiving hedge accounting	—	(1,836)	—	—	(17)	(1,853)
Mortgage delivery commitments	—	—	111	—	—	111
Net gains (losses) on derivatives and hedging activities	144	(1,605)	111	—	(33)	(1,383)

Subtotal	(35,321)	(11,099)	52	397	15,820	(30,151)

Net gains on trading securities	—	754	—	—	—	754
Total net effect of derivatives and hedging activities	$(35,321)	$(10,345)	$52	$397	$15,820	$(29,397)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended March 31, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,804)	$—	$(138)	$—	$6,692	$3,750
Net interest settlements included in net interest income (2)	(39,760)	(10,140)	—	394	21,122	(28,384)
Total net interest income	(42,564)	(10,140)	(138)	394	27,814	(24,634)

Net (losses) gains on derivatives and hedging activities
Gains on fair-value hedges	215	165	—	—	75	455
Gains on cash-flow hedges	—	—	—	—	4	4
(Losses) gains on derivatives not receiving hedge accounting	(2)	838	—	—	78	914
Mortgage delivery commitments	—	—	(285)	—	—	(285)
Net gains (losses) on derivatives and hedging activities	213	1,003	(285)	—	157	1,088

Subtotal	(42,351)	(9,137)	(423)	394	27,971	(23,546)

Net losses on trading securities	—	(2,312)	—	—	—	(2,312)
Total net effect of derivatives and hedging activities	$(42,351)	$(11,449)	$(423)	$394	$27,971	$(25,858)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended March 31, 2014 and 2013, was 0.46 percent and 0.80 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.73 percent and 1.10 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges, is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.7 million and $1.6 million, respectively for the three months ended March 31, 2014 and 2013.

For more information about our use of derivatives to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months ended March 31, 2014 and 2013. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$494	$455
Net (losses) gains related to cash-flow hedge ineffectiveness	(135)	4
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(121)	(92)
Trading securities	(17)	2,642
Mortgage delivery commitments	111	(285)
Net interest-accruals related to derivatives not receiving hedge accounting	(1,715)	(1,636)
Net (losses) gains on derivatives and hedging activities	(1,383)	1,088
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(458)	(421)
Litigation settlements	4,310	—
Loss on early extinguishment of debt	(2,223)	(2,567)
Service-fee income	1,670	1,417
Net unrealized gains (losses) on trading securities	754	(2,312)
Other	(136)	98
Total other income (loss)	$2,534	$(2,697)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment, for additional detail and analysis of the portfolio of held-to-maturity investments in private-label MBS.

For the three months ended March 31, 2014, compensation and benefits expense and other operating expenses totaled $14.9 million, representing an increase of $1.9 million from the total of $13.0 million for the three months ended March 31, 2013. This increase was due to a $1.3 million increase in compensation and benefits expense resulting from annual merit increases and planned staffing increases along with an increase of $577,000 in other operating expenses.

Our share of the costs and expenses of operating the FHFA and the Office of Finance totaled $1.5 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.

FINANCIAL CONDITION

Advances

At March 31, 2014, the advances portfolio totaled $29.7 billion, an increase of $2.2 billion compared with $27.5 billion at December 31, 2013.

The following table summarizes advances outstanding by product type at March 31, 2014, and December 31, 2013.

Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2014		December 31, 2013
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$10,323,078	35.1%	$10,331,903	38.0%
Short-term	9,942,489	33.8	10,340,279	38.0
Putable	2,435,675	8.3	2,492,175	9.1
Overnight	1,001,590	3.4	1,473,251	5.4
Amortizing	881,111	3.0	868,869	3.2
All other fixed-rate advances	72,000	0.2	72,500	0.3
	24,655,943	83.8	25,578,977	94.0

Variable-rate advances
Simple variable	4,615,000	15.7	1,485,000	5.5
Putable	116,000	0.4	116,000	0.4
All other variable-rate indexed advances	35,288	0.1	31,287	0.1
	4,766,288	16.2	1,632,287	6.0
Total par value	$29,422,231	100.0%	$27,211,264	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

We lend to members and housing associates with principal places of business within our district, which consists of the six New England states. At March 31, 2014, we had advances outstanding to 304, or 68.6 percent, of our 443 members. At December 31, 2013, we had advances outstanding to 302, or 68.2 percent, of our 443 members.

The following table presents the top five advance-borrowing institutions at March 31, 2014, and the interest earned on outstanding advances to such institutions for the three months ended March 31, 2014.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	March 31, 2014
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2014
RBS Citizens N.A.	$4,969,000	16.9%	0.25%	$2,158
People's United Bank	2,355,979	8.0	0.20	1,486
Webster Bank, N.A.	2,203,551	7.5	0.51	2,500
Berkshire Bank	936,529	3.2	0.30	732
MetLife Insurance Company of Connecticut	725,000	2.4	1.03	2,220
Total of top five advance-borrowing institutions	$11,190,059	38.0%		$9,096
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Advances Credit Risk

We endeavor to minimize credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. Our approaches to credit risk on advances are described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2013 Annual Report. We have never experienced a credit loss on an advance.

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

We lend to insurance company members upon a review of an updated statement of their financial condition and their pledge of sufficient amounts of eligible collateral and they are not included in any category.

Advances outstanding to borrowers in Category-1 status at March 31, 2014, totaled $21.6 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $52.8 billion as of March 31, 2014. Of this total, $7.9 billion of securities have been delivered to us or to an approved third-party custodian, an additional $2.2 billion of securities are held by borrowers' securities corporations, and $6.8 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at March 31, 2014, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of March 31, 2014 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	266	$21,606,099	$52,837,777	244.6%
Category-2	18	5,401,559	10,320,466	191.1
Category-3	15	517,918	930,130	179.6
Insurance companies	11	1,896,655	2,192,181	115.6
Total	310	$29,422,231	$66,280,554	225.3%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of March 31, 2014.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$37,044,359
Collateral specifically listed and identified	25,592,557
Collateral delivered to us	11,571,996

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2013 Annual Report. At both March 31,

2014, and December 31, 2013, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at March 31, 2014, and December 31, 2013, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Investments

At March 31, 2014, investment securities and short-term money market instruments totaled $16.9 billion, compared with $13.0 billion at December 31, 2013.

Short-term money market investments totaled $8.7 billion and $4.6 billion at March 31, 2014, and December 31, 2013, respectively.

Investment securities declined $203.2 million to $8.2 billion at March 31, 2014, compared with December 31, 2013. The decline was attributable to a net decrease of $671.2 million in agency and supranational institutions' debentures offset by an increase of $470.1 million in MBS.

Our MBS investment portfolio consists of the following categories of securities as of March 31, 2014, and December 31, 2013. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	March 31, 2014	December 31, 2013
Residential MBS - U.S. government-guaranteed and GSE	59.2%	60.2%
Commercial MBS - U.S. government-guaranteed and GSE	24.6	22.1
Private-label residential MBS	15.9	17.4
ABS backed by home-equity loans	0.3	0.3
Total MBS	100.0%	100.0%

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

In addition to these unsecured short-term investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury and agency obligations, with terms to maturity of up to 35 days. We have also invested in and are subject to secured credit risk related to MBS, ABS, and HFA securities that are directly or indirectly supported by underlying mortgage loans. FHFA regulations require our investments in MBS and ABS to be rated triple-A (or equivalent) at the time of purchase and our investments in HFA securities are to be rated double-A (or equivalent) or higher as of the date of purchase. However, following the S&P downgrade of the U.S. Government to AA+ in August 2011, the FHFA has stated that our investments in agency MBS and ABS can be rated double-A (or equivalent) at the time of purchase even though regulations require a triple-A rating (or equivalent).

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of March 31, 2014 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$259	$—	$—	$—	$—
Securities purchased under agreements to resell	—	1,600,000	3,750,000	—	—	—
Federal funds sold	—	2,100,000	1,250,000	—	—	—
Total money market instruments	—	3,700,259	5,000,000	—	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	7,881	—	—	—	—
U.S. government-owned corporations	—	254,052	—	—	—	—
GSEs	—	259,826	—	—	—	—
Supranational institutions	424,823	—	—	—	—	—
HFA securities	23,010	40,725	76,461	39,835	—	2,115
Total non-MBS	447,833	562,484	76,461	39,835	—	2,115

MBS:
U.S. government guaranteed - residential (2)	—	295,744	—	—	—	—
U.S. government guaranteed - commercial (2)	—	818,676	—	—	—	—
GSE – residential (2)	—	3,879,940	—	—	—	—
GSE – commercial (2)	—	913,636	—	—	—	—
Private-label – residential	9,066	—	44,465	98,137	967,451	9
ABS backed by home-equity loans	2,252	1,136	9,178	2,352	4,579	2,616
Total MBS	11,318	5,909,132	53,643	100,489	972,030	2,625

Total investment securities	459,151	6,471,616	130,104	140,324	972,030	4,740

Total investments	$459,151	$10,171,875	$5,130,104	$140,324	$972,030	$4,740
_______________________

(1)	Ratings are obtained from Moody's, Fitch Ratings Inc. (Fitch), and S&P and are as of March 31, 2014. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At March 31, 2014, our unsecured credit exposure related to money market instruments and debentures, including accrued interest, was $4.3 billion to 11 counterparties and issuers, of which $3.3 billion was for federal funds sold, and $955.3 million was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of March 31, 2014:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of March 31, 2014

Issuer / counterparty	Percent
Nordea Bank Finland PLC (1)	19.7%
Rabobank Nederland (1)	19.7
HSBC Bank USA NA (1)	11.6
Erste Group Bank AG (1)	11.6
Inter-American Development Bank (a supranational institution)	10.0
_______________________

(1)	Overnight federal funds sold

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our cash flow analysis of private-label MBS during the quarter ended March 31, 2014, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and/or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home-equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary impairment credit loss.

Significant Inputs to Cash-flow Analysis of Private-label MBS For the Quarter Ended March 31, 2014 (dollars in thousands)

		Significant Inputs - Weighted Average			Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Weighted Average Percent
Private-label residential MBS
Prime (2)
2007	$17,962	8.8%	4.0%	32.2%	7.4%
2006	11,219	11.3	14.0	37.2	0.0
2005	6,596	11.0	10.5	33.0	21.6
2004 and prior	87,015	13.0	6.7	31.1	14.1
Total	$122,792	12.1%	7.2%	31.9%	12.2%

Alt-A (2)
2007	$422,963	6.7%	51.8%	45.3%	7.2%
2006	731,751	7.3	46.7	45.4	7.4
2005	519,581	9.8	27.6	40.0	16.7
2004 and prior	59,524	12.0	21.1	35.6	26.7
Total	$1,733,819	8.0%	41.3%	43.4%	10.8%

ABS backed by home equity loans
Subprime (2)
2004 and prior	$23,535	7.5%	23.4%	65.1%	32.9%
_______________________

(1)
A private-label residential MBS with a par value of $2.8 million, consisting of loans that are backed by the Federal Housing Administration and the U.S. Department of Veterans Affairs, is not included in this table.

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

Of our $7.8 billion in par value of MBS and ABS investments at March 31, 2014, $1.9 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$1.7 billion in par value are securities backed primarily by Alt-A loans;

•	$185.6 million in par value are backed primarily by prime residential and/or commercial loans; and

•	$23.5 million in par value of these investments are backed primarily by subprime mortgages.

While there are no universally accepted classifications of mortgage loans based on underwriting standards, in general, subprime underwriting implies a credit-impaired borrower with a FICO® score below 660; prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house; while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. FICO® is a widely used credit-industry model developed by Fair Isaac and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850. While we generally follow the collateral type definitions provided by S&P, we do review the credit performance of the underlying collateral and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the OTTI Governance Committee. For additional information on the OTTI Governance Committee, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities in the 2013 Annual Report.

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $63.6 million in par value as of March 31, 2014, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. However, these bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $3.7 million in par value as of March 31, 2014, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary Impairment of Investment Securities in the 2013 Annual Report for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	March 31, 2014			December 31, 2013
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$14,305	$171,250	$185,555	$15,585	$176,416	$192,001
Alt-A	30,234	1,643,678	1,673,912	31,040	1,684,971	1,716,011
Total private-label residential MBS	44,539	1,814,928	1,859,467	46,625	1,861,387	1,908,012
ABS backed by home equity loans
Subprime	—	23,535	23,535	—	23,980	23,980
Total par value of private-label MBS	$44,539	$1,838,463	$1,883,002	$46,625	$1,885,367	$1,931,992
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The amounts outstanding as of March 31, 2014, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of March 31, 2014, reflect the percentage of subordinated class outstanding balances as of March 31, 2014, to our senior class outstanding balances as of March 31, 2014, weighted by the par value of our respective senior class securities, and shown by year of securitization. Average current credit enhancements as of March 31, 2014, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization At March 31, 2014 (dollars in thousands)

		Year of Securitization
	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$11,345	$—	$—	$9,066	$2,279
Double-A	1,136	—	—	—	1,136
Single-A	53,643	—	—	28,646	24,997
Triple-B	101,037	—	—	20,200	80,837
Below Investment Grade
Double-B	44,259	—	—	16,816	27,443
Single-B	97,106	17,962	—	63,126	16,018
Triple-C	895,230	210,015	488,189	180,229	16,797
Double-C	312,435	127,808	143,703	40,924	—
Single-C	75,496	7,578	32,477	35,441	—
Single-D	288,690	77,562	78,601	131,729	798
Unrated	2,625	—	—	—	2,625
Total	$1,883,002	$440,925	$742,970	$526,177	$172,930

Amortized cost	$1,453,576	$309,418	$515,655	$456,646	$171,857
Gross unrealized losses	(59,254)	(10,381)	(18,547)	(21,838)	(8,488)
Fair value	1,447,262	317,029	521,487	445,166	163,580
Other-than-temporary impairment for the three months ended March 31, 2014
Total other-than-temporary impairment losses on held-to-maturity securities	$—	$—	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(458)	—	(393)	(65)	—
Net impairment losses on held-to-maturity securities recognized in income	$(458)	$—	$(393)	$(65)	$—

Weighted average percentage of fair value to par value	76.86%	71.90%	70.19%	84.60%	94.59%
Original weighted average credit support	26.24	28.48	28.71	26.17	10.08
Weighted average credit support	11.17	7.22	7.29	16.77	20.87
Weighted average collateral delinquency (1)	28.33	35.07	32.42	21.53	14.26
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Insured Investments

Certain private-label MBS that we own are insured by monoline insurers, that guarantee the timely payment of principal and interest on such MBS if such payments cannot be satisfied from the cash flows of the underlying mortgage pool. The assessment for other-than-temporary impairment of the MBS protected by such third-party insurance is described in Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment.

The monoline bond insurers continue to be subject to adverse ratings, rating downgrades, and weak financial performance measures. Below investment-grade ratings or rating downgrades imply an increased risk that the monoline bond insurer will fail to fulfill its obligations to reimburse the insured investor for claims made under the related insurance policies. There are five monoline bond insurers that insure our investment securities. Of the five monoline bond insurers, only the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and therefore is excluded from a burnout period analysis. Conversely, the key burnout period for monoline bond insurer Financial Guaranty Insurance Company is not considered applicable due to regulatory intervention that has suspended all claims, and we have placed no reliance on this monoline insurer. Syncora Guarantee Inc. is currently paying claims after previous regulatory intervention, although the burnout period is indeterminate, and therefore we have placed no reliance on this monoline insurer. For the remaining monoline bond insurers, MBIA Insurance Corporation and Ambac Assurance Corp., we have established a burnout period ending March 31, 2015. In addition, Ambac Assurance Corp. reimbursements during the burnout period are currently limited to 25 percent of claims. We monitor the financial condition of these monoline bond insurers on an ongoing basis and as facts and circumstances change, the burnout period could significantly change.

As of March 31, 2014, our private-label MBS and ABS backed by home equity loan investments covered by monoline insurance was $100.7 million, of which $97.3 million represents private-label MBS covered by the monoline bond insurance for some period of time in the cash flow modeling. Of the $97.3 million, 79.3 percent represents Alt-A MBS and 20.7 percent represents subprime ABS backed by home equity loan investments.

Mortgage Loans

As of March 31, 2014, our mortgage loan investment portfolio totaled $3.3 billion, a decrease of $20.5 million from December 31, 2013.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to June 30, 2015, and may be extended again. As of March 31, 2014, we had $487.8 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations in the 2013 Annual Report.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2013 Annual Report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2014	December 31, 2013
Massachusetts	41%	41%
Maine	12	11
Wisconsin	8	8
Connecticut	7	7
California	6	7
All others	26	26
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.8 million at March 31, 2014, compared with $2.2 million at December 31, 2013.

For information on the determination of the allowance at March 31, 2014, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2013 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2014	December 31, 2013
Total par value past due 90 days or more and still accruing interest	$19,279	$19,450
Nonaccrual loans, par value	43,695	46,012
Troubled debt restructurings (not included above)	2,345	2,589

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (6.0 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (38.2 percent by outstanding principal balance). The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of March 31, 2014.

Summary of Higher-Risk Conventional Mortgage Loans As of March 31, 2014 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$153,025	6.71%	2.80%	8.86%
High loan-to-value loans (2)	16,528	2.97	0.87	14.34
Subprime and high loan-to-value loans (3)	1,953	—	—	8.46
Total high-risk loans	$171,506	6.27%	2.58%	9.38%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of March 31, 2014, we were the beneficiary of primary mortgage insurance coverage on $214.0 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $21.4 million. Eight mortgage insurance companies that we have approved provide all of the coverage under these policies.

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	April 30, 2014		March 31, 2014
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch)	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Total Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	A-/Baa1/NR	Stable	$171,615	$41,102	$16,195	$57,297	76.2%
Genworth Mortgage Insurance Corporation	BB-/Ba1/NR	Positive	19,808	5,264	—	5,264	7.0
Mortgage Guaranty Insurance Corporation	BB/Ba3/NR	Stable	11,534	2,727	3,966	6,693	8.9
Arch Mortgage Insurance Company	BBB+/NR/NR	Stable	5,417	1,370	—	1,370	1.8
PMI Mortgage Insurance Company (1)	NR/NR/NR	N/A	2,680	639	—	639	0.8
Republic Mortgage Insurance Company (2)	NR/NR/NR	N/A	1,988	429	649	1,078	1.4
Radian Guaranty Incorporated	BB-/Ba3/NR	Positive	794	164	2,657	2,821	3.8
Triad Guaranty Insurance Corporation (3)	NR/NR/NR	N/A	208	40	—	40	0.1
			$214,044	$51,735	$23,467	$75,202	100.0%
_______________________

(1)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Company and beginning October 24, 2011, PMI Mortgage Insurance Company has been directed to pay only 50 percent of the claim amounts with the remaining claim amounts being deferred until the company is liquidated. Since that time, the cash and deferred percentages have been changed, and on March 7, 2014, the cash percentage of the partial claim payment plan increased to 67 percent. The remaining 33 percent will be deferred based upon PMI Mortgage Insurance Company's ability to pay additional amounts in the future. Additionally, all claims that have previously been settled at a lower cash percentage were trued up (in a one-time payment) to the increased level of 67 percent.

(2)	On January 19, 2012, the North Carolina Department of Insurance issued an Order of Supervision providing for immediate administrative supervision of Republic Mortgage Insurance Co. (RMIC), with the primary effect that RMIC was not permitted to pay more than 50 percent of any claims allowed under any policy of insurance it has issued. The remaining 50 percent was deferred and credited to a temporary surplus account on the books of RMIC during an initial period not to exceed one year. On November 29, 2012, the North Carolina Department of Insurance approved a corrective plan submitted by RMIC to make partial initial payments on all settled claims at the rate of 60 percent in cash, with the remaining 40 percent deferred and retained in cash reserves. The corrective plan is subject to at least an annual review by the North Carolina Department of Insurance, and the upward change in the initial cash payment percentage from 50 percent to 60 percent was retroactive to January 19, 2012.

(3)
On December 11, 2012, the Illinois Department of Insurance placed Triad Guaranty Insurance Corporation in rehabilitation. On October 29, 2013, the Supervising Court approved the rehabilitator’s plan of rehabilitation for Triad Guaranty Insurance Corporation. Under the terms of the plan of rehabilitation, claims for loss, unearned premium, and return of premium will be paid at the rate of 75 percent of the amount determined to be due, and a deferred payment obligation will be recorded for the remaining 25 percent of the amount due. Outstanding deferred payment obligations, which were recorded by Triad Guaranty Insurance Corporation prior to approval of the plan of rehabilitation on loss claims that were previously paid at the rate of 60 percent of the amount due, will receive 37.5 percent of the deferred amount in order to equalize those prior claim payments with the new 75 percent claim payment rate called for under the plan of rehabilitation.

Deposits

At March 31, 2014, and December 31, 2013, deposits totaled $522.0 million and $517.6 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both March 31, 2014, and December 31, 2013, amounted to a par amount of $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivatives

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a clearing member with a DCO are classified as assets or liabilities according to the net fair value of those derivatives which have been transacted through a particular clearing member with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $7.9 million and $4.3 million as of March 31, 2014, and December 31, 2013, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $599.4 million and $608.2 million as of March 31, 2014, and December 31, 2013, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2014, and December 31, 2013. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2014		December 31, 2013
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,875,230	$(255,075)	$4,962,980	$(277,060)
	Swaps	Economic	154,500	(1,117)	154,500	(893)
Total associated with advances			5,029,730	(256,192)	5,117,480	(277,953)
Available-for-sale securities	Swaps	Fair value	611,915	(250,541)	611,915	(218,658)
	Caps and floors	Economic	300,000	26	300,000	43
Total associated with available-for-sale securities			911,915	(250,515)	911,915	(218,615)
Trading securities	Swaps	Economic	210,000	(18,619)	215,000	(18,602)
COs	Swaps	Fair value	6,402,695	(5,243)	6,112,695	(14,453)
	Swaps	Economic	722,500	16	904,000	120
	Forward starting swaps	Cash Flow	1,558,800	(57,616)	1,410,800	(51,466)
Total associated with COs			8,683,995	(62,843)	8,427,495	(65,799)
Deposits	Swaps	Fair value	20,000	753	20,000	1,143
Total			14,855,640	(587,416)	14,691,890	(579,826)
Mortgage delivery commitments			15,795	(53)	11,056	(35)
Total derivatives			$14,871,435	(587,469)	$14,702,946	(579,861)
Accrued interest				(13,009)		(26,249)
Cash collateral and accrued interest				8,933		2,276
Net derivatives				$(591,545)		$(603,834)
Derivative asset				$7,902		$4,318
Derivative liability				(599,447)		(608,152)
Net derivatives				$(591,545)		$(603,834)
 _______________________

(1)
Embedded advance derivatives separated from the host contract with a notional amount of $154.5 million as of both March 31, 2014, and December 31, 2013, and fair values of $1.1 million and $892,000, respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $11.3 billion, representing 75.8 percent of all derivatives outstanding as of March 31, 2014. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of March 31, 2014 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$502,250	$(5,343)	$502,250	$5,328	3.11%	0.24%	2.89%	0.46%
Due after one year through two years	546,560	(16,196)	546,560	16,255	2.76	0.24	2.43	0.57
Due after two years through three years	1,274,530	(70,632)	1,274,530	69,707	3.17	0.24	2.90	0.51
Due after three years through four years	1,591,750	(131,870)	1,591,750	131,206	3.65	0.24	3.53	0.36
Due after four years through five years	584,850	(28,526)	584,850	28,516	3.06	0.24	2.67	0.63
Thereafter	375,290	(2,508)	375,290	2,512	2.62	0.24	2.26	0.60
Total	$4,875,230	$(255,075)	$4,875,230	$253,524	3.22%	0.24%	2.97%	0.49%
_______________________

(1)	Included in the advances hedged amount are $2.5 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2014.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of March 31, 2014 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,642,695	$4,285	$2,642,695	$(4,286)	0.46%	0.48%	0.12%	0.10%
Due after one year through two years	1,190,000	12,781	1,190,000	(12,848)	0.96	0.99	0.15	0.12
Due after two years through three years	610,000	(1,092)	610,000	956	0.73	0.75	0.10	0.08
Due after three years through four years	465,000	(573)	465,000	1,360	1.09	1.09	0.04	0.04
Due after four years through five years	395,000	(176)	395,000	621	1.62	1.62	0.13	0.13
Thereafter	1,100,000	(20,468)	1,100,000	19,850	1.48	1.48	0.01	0.01
Total	$6,402,695	$(5,243)	$6,402,695	$5,653	0.87%	0.89%	0.10%	0.08%
_______________________

(1)	Included in the CO Bonds hedged amount are $2.4 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2014.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivatives. We are required to use DCOs to clear certain derivatives that the U.S. Commodity Futures Trading Commission
(CFTC) has designated to be subject to a mandatory clearing requirement and may choose to clear other derivatives through DCOs (in each case, cleared derivatives), pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). Cleared derivatives are governed by futures account agreements in accordance with requirements of the Dodd-Frank Act. Under this framework, immediately after we execute a derivative transaction with an executing broker, we and the executing broker assign our respective sides of the derivative transactions to a DCO through a clearing member of that DCO that acts as our agent. The DCO requires that we collateralize current derivatives exposures with variation margin and that we provide the DCO with initial margin separate from the variation margin to provide the DCO additional protection against loss in the event of our default.

Derivatives Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently are receiving only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in-the-money). The resulting net exposure at fair value is reflected in the derivatives table below. We presently pledge securities collateral for bilateral derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we would owe the counterparty a net settlement amount if our derivatives were liquidated) by an amount that exceeds an exposure threshold defined in our master netting agreement with the counterparty. We may also pledge cash collateral, including, for cleared derivatives, initial and variation margin as required by the applicable DCO. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of March 31, 2014.

Derivatives Counterparty Current Credit Exposure As of March 31, 2014 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Double-A	$390,000	$200	$—	$—	$200
Cleared derivatives	2,585,800	(1,232)	8,933	—	7,701

Liability positions with credit exposure:
Bilateral derivatives
Single-A	1,583,750	(62,316)	—	65,391	3,075
Triple-B	1,210,310	(61,735)	—	64,621	2,886
Total derivative positions with nonmember counterparties to which we had credit exposure	5,769,860	(125,083)	8,933	130,012	13,862

Mortgage delivery commitments (2)	15,795	1	—	—	1
Total	$5,785,655	$(125,082)	$8,933	$130,012	$13,863

Derivative positions without credit exposure: (3)
Double-A	$297,000
Single-A	7,138,240
Triple-B	1,650,540
Total derivative positions without credit exposure	$9,085,780
_______________________

(1)
Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor is used.

(2)
Total fair-value exposures related to commitments to invest in mortgage loans are offset by certain pair-off fees. Commitments to invest in mortgage loans are reflected as derivatives. We do not collateralize these commitments.

However, should the participating financial institution fail to deliver the mortgage loans as agreed, the participating financial institution is charged a fee to compensate us for the nonperformance.

(3)
Represents derivatives positions with counterparties for which we are in a net liability position, and for which we have delivered securities collateral to the counterparty in an amount equal to or less than the net derivative liability, or represents derivative positions with counterparties for which we are in a net asset position, and for which the counterparty has delivered collateral to us in an amount which exceeds our net derivative asset.

For information on our approach to the credit risks arising from our use of derivatives, see Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risks in the 2013 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations in the 2013 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — External Sources of Liquidity. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

Liquidity

Internal Sources of Liquidity

We maintain structural liquidity to ensure we meet our day-to-day business needs and our contractual obligations. We define structural liquidity as projected net cash flow adjusted to assume all maturing advances are renewed, member overnight deposits are withdrawn at a rate of 50 percent per day, and loan investment commitments are taken down at a rate in excess of our ordinary experience (such adjustments are collectively referred to as our secondary uses of funds). We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable. We have a management action trigger based on our structural liquidity, which is a five business day test that is triggered if structural liquidity is less than negative $1.0 billion. We complied with this management action trigger at all times during the quarter ended March 31, 2014.

The following table shows our structural liquidity as of March 31, 2014.

Structural Liquidity As of March 31, 2014 (dollars in thousands)

5 Days
Projected net cash flow	$7,736,587
Less: Secondary uses of funds	(3,775,691)
Structural liquidity	$3,960,896

We also have a management action trigger based on projected net cash flow. This is a 21 business day test which is triggered if projected net cash flow is negative at or before day 21. We complied with this management action trigger at all times during the quarter ended March 31, 2014. At March 31, 2014, projected net cash flow at day 21 was $7.1 billion.

FHFA regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. For contingency liquidity, we define adjusted net cash flow as projected sources of funds less uses of funds excluding reliance on access to the CO debt markets and including funding a portion of outstanding letters of credit. We complied with this requirement at all times during the three months ended March 31, 2014. As of March 31, 2014, and December 31, 2013, we held a surplus of $12.6 billion and $10.9 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of March 31, 2014.

Contingency Liquidity As of March 31, 2014 (dollars in thousands)
Cumulative Fifth Business Day
Adjusted net cash flow	$660,156
Contingency borrowing capacity (exclusive of CO issuances)	11,986,469
Net contingency liquidity	$12,646,625

In addition, certain FHFA guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended March 31, 2014.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the three months ended March 31, 2014. During the three months ended March 31, 2014, this gap averaged 0.5 percent (maximum level 1.0 percent and minimum level 0.2 percent). As of March 31, 2014, this gap was 1.0 percent, compared with 2.1 percent at December 31, 2013.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement

We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — External Sources of Liquidity in the 2013 Annual Report. None of the FHLBanks have ever drawn funding under this agreement.

Debt Financing — Consolidated Obligations

At March 31, 2014, and December 31, 2013, outstanding COs, including both CO bonds and CO discount notes, totaled $44.7 billion and $39.5 billion, respectively.

CO bonds outstanding for which we are primarily liable at March 31, 2014, and December 31, 2013, include issued callable bonds totaling $3.7 billion and $2.5 billion, respectively.

CO discount notes comprised 45.3 percent and 40.6 percent of the outstanding COs for which we are primarily liable at March 31, 2014, and December 31, 2013, respectively, but accounted for 90.9 percent and 88.2 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2014 and 2013, respectively, due, in particular, to our frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we are primarily liable.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and stable market access during the period covered by this report. Further, financial markets have remained generally calm. Due to diminished issuance by the other GSEs, our relative cost of issuing long-term debt has modestly improved.

Capital

Capital at March 31, 2014, was $2.9 billion, an increase of $70.7 million from $2.8 billion at December 31, 2013. Capital stock increased by $32.4 million and accumulated other comprehensive loss totaled $470.0 million at March 31, 2014, an improvement of $11.5 million from December 31, 2013. Restricted retained earnings totaled $114.0 million at March 31, 2014, and $106.8 million at December 31, 2013. Total retained earnings at March 31, 2014, grew to $815.6 million, an increase of $26.8 million from December 31, 2013. Amounts in our restricted retained earnings account are not available to be paid as dividends. For information on our restricted retained earnings contribution requirement, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital in the 2013 Annual Report.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2014, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $977.7 million and $977.3 million at March 31, 2014, and December 31, 2013, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock in the 2013 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at March 31, 2014, and December 31, 2013 (dollars in thousands).

Expiry of Redemption Period	March 31, 2014	December 31, 2013
Past redemption date (1)	$697	$697
Due in one year or less	—	—
Due after one year through two years	116,745	—
Due after two years through three years	—	116,745
Due after three years through four years	859,905	832
Due after four years through five years	338	859,074
Total	$977,685	$977,348
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Our ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2013 Annual Report. As discussed in that Item, we may repurchase excess stock at our sole discretion, although we note our continuing moratorium on repurchases of excess stock other than in limited, former member-related instances of insolvency. Notwithstanding the moratorium, we have conducted and expect to continue to conduct partial repurchases of excess stock as discussed in Item 1 — Business — Capital Resources — Repurchases of Excess Stock in the 2013 Annual Report. As discussed in Item 1 — Notes to the Financial Statements — Note 20 — Subsequent Events, we repurchased $500.0 million of excess stock on May 1, 2014.

At March 31, 2014, and December 31, 2013, excess stock totaled $1.6 billion and $1.7 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2014	$622,664	$1,286,950	$1,909,636	$3,540,542	$1,630,906
December 31, 2013	626,354	1,169,536	1,795,913	3,507,819	1,711,906
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2013 Annual Report.

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

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 8.7 percent at March 31, 2014, a ratio in excess of the targeted operating range. This results principally from our limited repurchases of excess stock accompanied with a significant decline in assets, particularly advances balances since 2008.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed the sum of our regulatory capital requirement plus our minimum retained earnings target (together, our internal minimum capital requirement). As of March 31, 2014, this internal minimum capital requirement equaled $2.7 billion, which was satisfied by our actual regulatory capital of $4.4 billion.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•	commitments that obligate us for additional advances;

•	standby letters of credit;

•	commitments for unused lines-of-credit advances; and

•	unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Commitments and Contingencies in the 2013 Annual Report.

The FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP and interest expense on mandatorily redeemable capital stock. Based on our net income of $36.1 million for the three months ended March 31, 2014, our AHP assessment was $4.4 million. See Item 1 — Business — Assessments in the 2013 Annual Report for additional information regarding the AHP assessment.

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

We have identified five accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2013 Annual Report.

As of March 31, 2014, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements. Described below are the results of the sensitivity analysis for other-than-temporary impairment of private-label MBS.

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

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the housing price index, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case housing price index assumptions as of March 31, 2014 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ended March 31, 2014	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Alt-A	5	$87,317	$(458)	13	$197,612	$(4,502)
Subprime	—	—	—	2	1,327	(42)
Total private-label MBS	5	$87,317	$(458)	15	$198,939	$(4,544)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which we and our members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (Housing Act) and the Dodd-Frank Act. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

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

FHFA Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the FHFA published a proposed rule, with an extended comment deadline of May 15, 2014, which would, among other things:

•
revise existing risk-management regulations to align them with more recent proposals of the Federal Reserve, including requirements that we adopt an enterprise-wide risk-management program and have a chief risk officer with certain enumerated responsibilities and lines of reporting;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Sources and Types of Market and Interest-Rate Risk in the 2013 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2014, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.2 billion, compared with $13.4 billion at December 31, 2013);

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate risk of our debt (at March 31, 2014, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.6 billion, compared with $1.2 billion at December 31, 2013);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements, was $6.9 billion, or 28.3 percent of our total outstanding CO bonds at March 31, 2014, compared with $7.0 billion, or 30.2 percent of total outstanding CO bonds, at December 31, 2013);

•	contractual provisions for advances that require borrowers to pay us prepayment fees, which make us financially indifferent if the borrower prepays such advances prior to maturity; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed under Item 7A —Quantitative and Qualitative Disclosures About Market Risks — Strategies to Manage Market and Interest Rate Risk in the 2013 Annual Report.

Measurement of Market and Interest-Rate Risk

We measure our exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. We also measure value at risk (VaR), duration of equity, and the other metrics discussed below.

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

•
VaR, which measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR Stress Scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992;

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

•	targeted metrics for our investments in mortgage loans; and

•
the use of an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR.

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk in the 2013 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at March 31, 2014, and December 31, 2013,

Interest/Market-Rate Risk Metric	At March 31, 2014	At December 31, 2013	Target, Limit or Management Action Trigger at March 31, 2014
MVE	$4.2 billion	$4.2 billion	None
MVE/BVE	97.4%	97.5%	None
MVE/Par Stock	119.8%	119.4%	100% or higher (target)
Economic Capital Ratio	8.4%	9.3%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$103.4 million	$136.9 million	Maintain below $275.0 million (limit)
Duration of Equity	-0.6 years	+0.9 years	Maintain below +/- 4.0 years (limit)
Duration Gap	-0.6 months	+1.0 months	None
MPF Portfolio VaR	$75.8 million	$87.0 million	Maintain below $68.8 million (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 239 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 173 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

As seen in the above table, we exceeded the MPF Portfolio VaR management action trigger at March 31, 2014. The breach is largely the result of the combined impact of the higher interest-rate environment that occurred during the second quarter of 2013 and of the stress impact of certain modeled scenarios where mortgages yields underperform our CO yields. As a result of the breach, management reviewed the risk exposure in the MPF portfolio and the risk exposure of the entire balance sheet as required by the trigger. Although we found the MPF risk exposure to correlate with the risk exposure of the entire balance sheet, because the risk of the overall balance sheet as measured by VaR remains well below both its management action trigger and limit, no reduction to the MPF risk profile was required. Should the MPF VaR management action trigger continue to be breached, and should our VaR increase closer to its trigger and limit, management expects to reduce our risk exposure by making changes to the balance sheet including adding long-term debt or pay-fixed swaps.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR stress scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992.

The table below presents the historical simulation VaR estimate as of March 31, 2014, and December 31, 2013, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2014		December 31, 2013
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	0.07%	$3.1	(0.12)%	$(5.0)
75%	0.26	11.0	0.46	19.1
95%	0.91	38.7	1.64	68.8
99%	2.44	103.4	3.27	136.9
_______________________

(1)	Loss exposure is expressed as a percentage of base MVE.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in thousands).

	March 31, 2014
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE	$4,161	$4,206	$4,204	$4,242	$4,253	$4,214	$4,152
Percent change in MVE from base	(1.9)%	(0.9)%	(0.9)%	—%	0.3%	(0.6)%	(2.1)%
MVE/BVE	95.5%	96.5%	96.5%	97.4%	97.6%	96.7%	95.3%
MVE/Par Stock	117.5%	118.8%	118.7%	119.8%	120.1%	119.0%	117.3%
Duration of Equity	+0.2 years	-0.5 years	-0.5 years	-0.6 years	+0.4 years	+1.2 years	+1.6 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.1%	2.2%	2.0%	2.3%	2.5%	2.5%	2.4%
Net income percent change from base	(19.8)%	(17.3)%	(24.5)%	—%	43.6%	79.1%	114.0%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for March 31, 2014, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock.

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

(2)
The income simulation metric for December 31, 2013, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock.

Convexity Management Action Trigger and Limit. We measure the convexity of our MVE and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent in an up or down 200 basis point parallel rate shock scenario. Our policies require management to notify the board of director’s risk committee if the limit is breached and to take steps to reduce the risk exposure. As shown in the percent change in MVE lines in the above tables, we satisfied the limit at each of March 31, 2014, and December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is described in Item 3 — Legal Proceedings in the 2013 Annual Report.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.    RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2013 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Exhibit Description
10.1	2014 Executive Incentive Plan* (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on April 15, 2014)
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*     Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 9, 2014	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 9, 2014	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer