Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Boston
filed 2014-08-08
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2014
Class A Stock, par value $100	zero
Class B Stock, par value $100	26,064,796

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$267,340	$641,033
Interest-bearing deposits	241	195
Securities purchased under agreements to resell	7,800,000	3,750,000
Federal funds sold	1,950,000	850,000
Investment securities:
Trading securities	248,496	247,174
Available-for-sale securities - includes $3,381 pledged as collateral at December 31, 2013, that may be repledged	4,777,653	3,995,310
Held-to-maturity securities - includes $46,444 and $65,996 pledged as collateral at June 30, 2014, and December 31, 2013, respectively that may be repledged (a)	3,757,440	4,138,661
Total investment securities	8,783,589	8,381,145
Advances	32,299,253	27,516,678
Mortgage loans held for portfolio, net of allowance for credit losses of $2,042 and $2,221 at June 30, 2014, and December 31, 2013, respectively	3,353,946	3,368,476
Accrued interest receivable	74,654	83,458
Premises, software, and equipment, net	3,472	4,108
Derivative assets, net	11,708	4,318
Other assets	38,504	38,665
Total Assets	$54,582,707	$44,638,076
LIABILITIES
Deposits	$466,755	$517,565
Consolidated obligations (COs):
Bonds	23,796,134	23,465,906
Discount notes	26,062,381	16,060,781
Total COs	49,858,515	39,526,687
Mandatorily redeemable capital stock	603,987	977,348
Accrued interest payable	90,777	83,386
Affordable Housing Program (AHP) payable	64,474	62,591
Derivative liabilities, net	592,435	608,152
Other liabilities	23,733	24,602
Total liabilities	51,700,676	41,800,331
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,899 shares and 25,305 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	2,489,859	2,530,471
Retained earnings:
Unrestricted	717,271	681,978
Restricted	120,288	106,812
Total retained earnings	837,559	788,790
Accumulated other comprehensive loss	(445,387)	(481,516)
Total capital	2,882,031	2,837,745
Total Liabilities and Capital	$54,582,707	$44,638,076
_______________________________________
(a)   Fair values of held-to-maturity securities were $4,133,758 and $4,499,441 at June 30, 2014, and December 31, 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Advances	$56,821	$56,929	$112,692	$116,040
Prepayment fees on advances, net	768	4,701	3,262	16,616
Securities purchased under agreements to resell	788	530	1,381	1,418
Federal funds sold	904	310	1,389	746
Trading securities	2,351	2,412	4,705	4,838
Available-for-sale securities	14,333	16,183	27,284	34,760
Held-to-maturity securities	28,455	30,910	58,470	63,011
Prepayment fees on investments	931	1,002	1,110	3,726
Mortgage loans held for portfolio	31,459	32,295	63,218	64,692
Other	2	1	2	3
Total interest income	136,812	145,273	273,513	305,850
INTEREST EXPENSE
COs - bonds	80,193	82,174	155,704	164,398
COs - discount notes	3,873	1,424	6,895	3,211
Deposits	14	(2)	21	9
Mandatorily redeemable capital stock	2,683	965	6,274	1,172
Other borrowings	2	2	3	2
Total interest expense	86,765	84,563	168,897	168,792
NET INTEREST INCOME	50,047	60,710	104,616	137,058
Provision for (reduction of) credit losses	243	(1,190)	(79)	(2,277)
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	49,804	61,900	104,695	139,335
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	—	(93)	—	(100)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(399)	(301)	(857)	(715)
Net other-than-temporary impairment losses on investment securities, credit portion	(399)	(394)	(857)	(815)
Litigation settlements	159	—	4,469	—
Loss on early extinguishment of debt	(369)	(1,821)	(2,592)	(4,388)
Service fees	1,615	1,695	3,285	3,112
Net unrealized gains (losses) on trading securities	2,209	(9,692)	2,963	(12,004)
Net (losses) gains on derivatives and hedging activities	(1,292)	6,157	(2,675)	7,245
Other	(263)	(2,805)	(399)	(2,707)
Total other income (loss)	1,660	(6,860)	4,194	(9,557)
OTHER EXPENSE
Compensation and benefits	9,066	8,317	18,857	16,821
Other operating expenses	5,243	4,897	10,312	9,389
Federal Housing Finance Agency (the FHFA)	576	667	1,384	1,707
Office of Finance	758	580	1,409	1,253
Other	730	929	1,365	1,675
Total other expense	16,373	15,390	33,327	30,845
INCOME BEFORE ASSESSMENTS	35,091	39,650	75,562	98,933
AHP	3,778	4,061	8,184	10,010
NET INCOME	$31,313	$35,589	$67,378	$88,923

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$31,313	$35,589	$67,378	$88,923
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	24,842	(37,530)	29,671	(44,476)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion	—	(63)	—	(63)
Reclassification of noncredit portion included in net income	399	364	857	778
Accretion of noncredit portion	12,612	14,735	24,747	29,744
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	13,011	15,036	25,604	30,459
Net unrealized (losses) gains relating to hedging activities
Unrealized (losses) gains	(13,726)	16,746	(19,740)	17,174
Reclassification adjustment for previously deferred hedging gains and losses included in net income	724	3	729	7
Total net unrealized (losses) gains relating to hedging activities	(13,002)	16,749	(19,011)	17,181
Pension and postretirement benefits	(247)	(787)	(135)	(646)
Total other comprehensive income (loss)	24,604	(6,532)	36,129	2,518
Total comprehensive income	$55,917	$29,057	$103,507	$91,441

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL SIX MONTHS ENDED JUNE 30, 2014 and 2013 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2012	34,552	$3,455,165	$523,203	$64,351	$587,554	$(476,620)	$3,566,099
Proceeds from sale of capital stock	801	80,128					80,128
Repurchase of capital stock	(2,750)	(275,010)					(275,010)
Shares reclassified to mandatorily redeemable capital stock	(8,591)	(859,074)					(859,074)
Comprehensive income			71,138	17,785	88,923	2,518	91,441
Cash dividends on capital stock			(6,555)		(6,555)		(6,555)
BALANCE, JUNE 30, 2013	24,012	$2,401,209	$587,786	$82,136	$669,922	$(474,102)	$2,597,029

BALANCE, DECEMBER 31, 2013	25,305	$2,530,471	$681,978	$106,812	$788,790	$(481,516)	$2,837,745
Proceeds from sale of capital stock	860	86,021					86,021
Repurchase of capital stock	(1,263)	(126,296)					(126,296)
Shares reclassified to mandatorily redeemable capital stock	(3)	(337)					(337)
Comprehensive income			53,902	13,476	67,378	36,129	103,507
Cash dividends on capital stock			(18,609)		(18,609)		(18,609)
BALANCE, JUNE 30, 2014	24,899	$2,489,859	$717,271	$120,288	$837,559	$(445,387)	$2,882,031

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$67,378	$88,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(38,070)	(20,596)
Reduction of provision for credit losses	(79)	(2,277)
Change in net fair-value adjustments on derivatives and hedging activities	(24,262)	(9,423)
Net other-than-temporary impairment losses on investment securities, credit portion	857	815
Loss on early extinguishment of debt	2,592	4,388
Other adjustments	305	587
Net change in:
Market value of trading securities	(2,963)	12,004
Accrued interest receivable	8,803	9,331
Other assets	4,333	1,780
Accrued interest payable	7,391	(2,293)
Other liabilities	129	4,577
Total adjustments	(40,964)	(1,107)
Net cash provided by operating activities	26,414	87,816

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(16,491)	(703)
Securities purchased under agreements to resell	(4,050,000)	1,015,000
Federal funds sold	(1,100,000)	(900,000)
Premises, software, and equipment	(396)	(379)
Trading securities:
Proceeds from long-term	1,640	9,704
Available-for-sale securities:
Proceeds from long-term	974,949	971,439
Purchases of long-term	(1,680,449)	(289,846)
Held-to-maturity securities:
Proceeds from long-term	421,568	719,287
Advances to members:
Proceeds	143,670,518	93,354,367
Disbursements	(148,487,199)	(94,181,012)
Mortgage loans held for portfolio:
Proceeds	183,591	417,133
Purchases	(177,407)	(423,677)
Proceeds from sale of foreclosed assets	4,293	6,213
Net cash (used in) provided by investing activities	(10,255,383)	697,526

FINANCING ACTIVITIES
Net change in deposits	(49,419)	9,939
Net payments on derivatives with a financing element	(8,816)	(9,124)
Net proceeds from issuance of COs:
Discount notes	65,226,706	25,008,306

Bonds	5,827,667	2,744,388
Bonds transferred from other Federal Home Loan Banks (the FHLBanks)	—	80,136
Payments for maturing and retiring COs:
Discount notes	(55,226,237)	(23,771,506)
Bonds	(5,482,099)	(4,419,140)
Proceeds from issuance of capital stock	86,021	80,128
Payments for redemption of mandatorily redeemable capital stock	(373,698)	(97,547)
Payments for repurchase of capital stock	(126,296)	(275,010)
Cash dividends paid	(18,553)	(6,555)
Net cash provided by (used in) financing activities	9,855,276	(655,985)
Net (decrease) increase in cash and due from banks	(373,693)	129,357
Cash and due from banks at beginning of the year	641,033	240,945
Cash and due from banks at end of the period	$267,340	$370,302
Supplemental disclosures:
Interest paid	$201,627	$211,485
AHP payments	$5,758	$4,852
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$5,468	$5,547

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the Financial Accounting Standards Board (FASB) issued amended guidance for repurchase-to-maturity transactions and provided guidance on accounting for repurchase financing arrangements. This amendment requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. The guidance will be effective for the first interim or annual period beginning after December 15, 2014, and early adoption is prohibited. The changes in accounting for transactions outstanding on the effective date are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of the new guidance is not expected to have a significant impact on our financial condition, results of operations, or cash flows.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued guidance for accounting for revenue arising from contracts with customers which guidance will supersede most current revenue recognition guidance regarding the measurement of revenue and timing of when it is recognized. The guidance provides for the recognition of revenue in an amount that the entity expects to be entitled to in exchange for goods or services. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of other standards, such as financial instruments, guarantees (other than product or service warranties), insurance contracts, or lease contracts.

The guidance will be effective for the interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The guidance provides the entities with the option of using the following two methods upon adoption: a full retrospective method, retrospectively to each prior reporting period presented; or a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are currently assessing the impact that this guidance will have on our financial condition, results of operations, and cash flows.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014, and may be adopted under either the modified retrospective transition method or the prospective transition method. We are currently assessing the impact the amended guidance will have on our financial condition, results of operations, and cash flows.

Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adversely classifying loans, other REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. The guidance is generally consistent with the Uniform Retail Credit

Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014, and did not have a material effect on our results of operations or financial condition. The charge-off requirements will be implemented no later than January 1, 2015, and are not expected to have a material effect on our results of operations or financial condition.

Note 3 — Trading Securities

Major Security Types. Our trading securities as of June 30, 2014, and December 31, 2013, were (dollars in thousands):

	June 30, 2014	December 31, 2013
Mortgage-backed securities (MBS)
U.S. government guaranteed – residential	$13,273	$14,331
Government-sponsored enterprise (GSE) – residential	2,830	3,486
GSE – commercial	232,393	229,357
Total	$248,496	$247,174

Net unrealized gains or losses on trading securities held for the six months ended June 30, 2014 and 2013, amounted to net gains of $3.0 million and net losses of $12.0 million for securities held on June 30, 2014 and 2013, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of June 30, 2014, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$459,184	$—	$(22,235)	$436,949
U.S. government-owned corporations	297,956	—	(31,403)	266,553
GSEs	125,263	—	(8,292)	116,971
	882,403	—	(61,930)	820,473
MBS
U.S. government guaranteed – residential	241,265	370	(1,298)	240,337
U.S. government guaranteed – commercial	765,182	871	(2,167)	763,886
GSEs – residential	2,960,897	9,872	(17,812)	2,952,957
	3,967,344	11,113	(21,277)	3,957,180
Total	$4,849,747	$11,113	$(83,207)	$4,777,653
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

The following table summarizes our available-for-sale securities with unrealized losses as of June 30, 2014, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$436,949	$(22,235)	$436,949	$(22,235)
U.S. government-owned corporations	—	—	266,553	(31,403)	266,553	(31,403)
GSEs	—	—	116,971	(8,292)	116,971	(8,292)
	—	—	820,473	(61,930)	820,473	(61,930)

MBS
U.S. government guaranteed – residential	—	—	184,551	(1,298)	184,551	(1,298)
U.S. government guaranteed – commercial	279,503	(2,167)	—	—	279,503	(2,167)
GSEs – residential	213,255	(3,052)	1,073,938	(14,760)	1,287,193	(17,812)
	492,758	(5,219)	1,258,489	(16,058)	1,751,247	(21,277)
Total temporarily impaired	$492,758	$(5,219)	$2,078,962	$(77,988)	$2,571,720	$(83,207)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at June 30, 2014, and December 31, 2013, were (dollars in thousands):

	June 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$780,589	$782,881
Due after one year through five years	—	—	—	—
Due after five years through 10 years	—	—	—	—
Due after 10 years	882,403	820,473	828,618	759,564
	882,403	820,473	1,609,207	1,542,445
MBS (1)	3,967,344	3,957,180	2,487,868	2,452,865
Total	$4,849,747	$4,777,653	$4,097,075	$3,995,310
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of June 30, 2014, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$6,999	$—	$6,999	$490	$—	$7,489
State or local housing-finance-agency obligations (HFA securities)	181,071	—	181,071	33	(22,530)	158,574
	188,070	—	188,070	523	(22,530)	166,063
MBS
U.S. government guaranteed – residential	23,744	—	23,744	522	—	24,266
U.S. government guaranteed – commercial	185,074	—	185,074	914	—	185,988
GSEs – residential	1,591,978	—	1,591,978	44,332	(271)	1,636,039
GSEs – commercial	649,285	—	649,285	37,013	—	686,298
Private-label – residential	1,396,717	(298,464)	1,098,253	330,841	(14,657)	1,414,437
Asset-backed securities (ABS) backed by home equity loans	21,896	(860)	21,036	945	(1,314)	20,667
	3,868,694	(299,324)	3,569,370	414,567	(16,242)	3,967,695
Total	$4,056,764	$(299,324)	$3,757,440	$415,090	$(38,772)	$4,133,758

Our held-to-maturity securities as of December 31, 2013, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$8,503	$—	$8,503	$682	$—	$9,185
HFA securities	183,625	—	183,625	30	(19,598)	164,057
GSEs	67,504	—	67,504	160	—	67,664
	259,632	—	259,632	872	(19,598)	240,906
MBS
U.S. government guaranteed – residential	27,767	—	27,767	644	—	28,411
U.S. government guaranteed – commercial	213,144	—	213,144	883	—	214,027
GSEs – residential	1,773,905	—	1,773,905	45,472	(360)	1,819,017
GSEs – commercial	700,348	—	700,348	38,683	—	739,031
Private-label – residential	1,465,379	(323,989)	1,141,390	312,228	(17,595)	1,436,023
ABS backed by home equity loans	23,414	(939)	22,475	986	(1,435)	22,026
	4,203,957	(324,928)	3,879,029	398,896	(19,390)	4,258,535
Total	$4,463,589	$(324,928)	$4,138,661	$399,768	$(38,988)	$4,499,441

The following table summarizes our held-to-maturity securities with unrealized losses as of June 30, 2014, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$152,265	$(22,530)	$152,265	$(22,530)

MBS
GSEs – residential	29,266	(64)	37,128	(207)	66,394	(271)
Private-label – residential	4,322	(50)	665,826	(46,368)	670,148	(46,418)
ABS backed by home equity loans	—	—	19,145	(1,458)	19,145	(1,458)
	33,588	(114)	722,099	(48,033)	755,687	(48,147)
Total	$33,588	$(114)	$874,364	$(70,563)	$907,952	$(70,677)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at June 30, 2014, and December 31, 2013, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	June 30, 2014			December 31, 2013
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$67,504	$67,504	$67,664
Due after one year through five years	7,199	7,199	7,688	2,794	2,794	2,984
Due after five years through 10 years	21,276	21,276	21,154	27,229	27,229	27,427
Due after 10 years	159,595	159,595	137,221	162,105	162,105	142,831
	188,070	188,070	166,063	259,632	259,632	240,906
MBS (2)	3,868,694	3,569,370	3,967,695	4,203,957	3,879,029	4,258,535
Total	$4,056,764	$3,757,440	$4,133,758	$4,463,589	$4,138,661	$4,499,441
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

Note 6 — Other-Than-Temporary Impairment

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at June 30, 2014. At June 30, 2014, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These unrealized losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of June 30, 2014:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of June 30, 2014, to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of June 30, 2014, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and to illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of June 30, 2014, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at June 30, 2014.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The FHLBank System governance committee (the OTTI Governance Committee) developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0 percent to an increase of 9.0 percent over the 12-month period beginning April 1, 2014. For the vast majority of markets, the short-term forecast has changes from a decrease of 2.0 percent to an increase of 4.0 percent.

Previously, home price projections following the short-term period were projected to recover using one of five different recovery paths. Beginning with this quarter, we have projected a different recovery path for each relevant geographic area based on an internally developed mean reversion and moving average framework that we have developed using historical data.

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended June 30, 2014, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent
Private-label residential MBS - Alt-A (1)
2007	$8,578	8.0%	55.3%	45.9%	—%
2006	17,429	4.8	52.7	47.5	23.1
2004 and prior	1,168	7.2	21.3	38.2	9.0
Total Alt-A	$27,175	5.9%	52.2%	46.6%	15.2%
_______________________

(1)
Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through June 30, 2014 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance. We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 6, for example), as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

	June 30, 2014
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$59,943	$50,974	$39,019	$52,488
Private-label residential MBS – Alt-A	1,493,406	1,086,588	800,079	1,117,318
ABS backed by home equity loans – Subprime	4,468	3,983	3,123	4,064
Total other-than-temporarily impaired securities	$1,557,817	$1,141,545	$842,221	$1,173,870

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$595,560	$628,835	$603,786	$631,330
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	399	394	857	815
Reductions:
Securities matured during the period	—	(10,397)	—	(10,397)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(2)	(8,625)	(4,392)	(17,309)	(7,308)
Balance at end of period	$587,334	$614,440	$587,334	$614,440
_______________________

(1)
For the three months ended June 30, 2014 and 2013, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to April 1, 2014 and 2013. For the six months ended June 30, 2014 and 2013, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2014 and 2013.

(2)	Represents amounts accreted as interest income during the current period.

Note 7 — Advances

General Terms. At June 30, 2014, and December 31, 2013, we had advances outstanding with interest rates ranging from (0.24) percent to 8.37 percent and (0.22) percent to 8.37 percent, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$10,431	0.45%	$9,287	0.43%
Due in one year or less	20,251,522	0.43	15,413,949	0.50
Due after one year through two years	2,707,918	1.91	2,025,840	1.99
Due after two years through three years	3,239,989	2.45	2,875,074	2.26
Due after three years through four years	2,794,047	2.46	3,116,119	2.89
Due after four years through five years	1,451,841	2.28	2,156,717	2.21
Thereafter	1,576,221	2.95	1,614,278	2.98
Total par value	32,031,969	1.15%	27,211,264	1.35%
Premiums	39,183		49,447
Discounts	(19,057)		(20,290)
Market value of bifurcated derivatives (1)	1,674		892
Hedging adjustments	245,484		275,365
Total	$32,299,253		$27,516,678
_________________________

(1)
At June 30, 2014, and December 31, 2013, we had certain advances with embedded features that met the requirements to be separated from the host contract and designate the embedded features as a stand-alone derivative.

At June 30, 2014, and December 31, 2013, we had putable advances outstanding totaling $2.5 billion and $2.6 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	June 30, 2014		December 31, 2013
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$10,431	0.0%	$9,287	0.0%
Due in one year or less	22,542,947	70.4	17,778,624	65.4
Due after one year through two years	2,493,518	7.8	1,938,590	7.1
Due after two years through three years	2,331,464	7.3	2,477,674	9.1
Due after three years through four years	1,734,797	5.4	1,619,094	6.0
Due after four years through five years	1,353,591	4.2	1,824,967	6.7
Thereafter	1,565,221	4.9	1,563,028	5.7
Total par value	$32,031,969	100.0%	$27,211,264	100.0%

At June 30, 2014, and December 31, 2013, we had callable advances outstanding totaling $30.0 million and $30.5 million, respectively.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	June 30, 2014	December 31, 2013
Fixed-rate	$25,262,738	$25,578,977
Variable-rate	6,769,231	1,632,287
Total par value	$32,031,969	$27,211,264

Credit-Risk Exposure. At June 30, 2014, and December 31, 2013, we had $11.2 billion and $7.8 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to three borrowers at both June 30, 2014, and December 31, 2013, representing 35.0 percent and 28.6 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Prepayment Fees. For the three and six months ended June 30, 2014 and 2013, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Prepayment fees received from borrowers	$1,127	$7,653	$7,822	$28,374
Less: hedging fair-value adjustments on prepaid advances	(359)	(1,697)	(552)	(13,207)
Less: net premiums associated with prepaid advances	—	(84)	(3,928)	(3,995)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	—	(1,401)	(80)	(1,401)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	230	—	6,845
Net prepayment fees recognized in income	$768	$4,701	$3,262	$16,616

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

The following table presents certain characteristics of these investments (dollars in thousands):

	June 30, 2014	December 31, 2013
Real estate
Fixed-rate, 15-year, single-family mortgages	$571,994	$595,319
Fixed-rate, 20- and 30-year, single-family mortgages	2,725,868	2,717,973
Premiums	59,154	59,154
Discounts	(3,150)	(3,440)
Deferred derivative gains, net	2,122	1,691
Total mortgage loans held for portfolio	3,355,988	3,370,697
Less: allowance for credit losses	(2,042)	(2,221)
Total mortgage loans, net of allowance for credit losses	$3,353,946	$3,368,476

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	June 30, 2014	December 31, 2013
Conventional mortgage loans	$2,861,844	$2,873,935
Government mortgage loans	436,018	439,357
Total par value	$3,297,862	$3,313,292

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

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At June 30, 2014, and December 31, 2013, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the six months ended June 30, 2014 and 2013.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at June 30, 2014, and December 31, 2013. At June 30, 2014, and December 31, 2013, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information on our secured member credit exposure to credit products, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2013 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2014, and December 31, 2013. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information on our secured member credit exposure to credit products, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2013 Annual Report.

Conventional Mortgage Loans Held for Portfolio

Our methodology for determining our loan loss reserve consists of estimating loan loss severity using a third-party model incorporating delinquency to default transition performance of the loans, relevant market conditions affecting the performance of the loans, and portfolio level credit protection, particularly credit enhancements. Our inputs to the third-party model consist of loan-related characteristics, such as credit scores, occupancy statuses, loan-to-value ratios, property types, and locations. We update our view of the loan transition performance and market conditions quarterly and periodically adjust our methodology to reflect the changes in the loans’ performances and the market.

For additional information on our secured member credit exposure to credit products, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2013 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past-due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at June 30, 2014, and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$29,694	$15,661	$45,355
Past due 60-89 days delinquent	10,947	4,118	15,065
Past due 90 days or more delinquent	41,960	16,622	58,582
Total past due	82,601	36,401	119,002
Total current loans	2,842,174	411,828	3,254,002
Total mortgage loans	$2,924,775	$448,229	$3,373,004
Other delinquency statistics
In process of foreclosure, included above (1)	$15,391	$7,865	$23,256
Serious delinquency rate (2)	1.47%	3.71%	1.76%
Past due 90 days or more still accruing interest	$—	$16,622	$16,622
Loans on nonaccrual status (3)	$41,969	$—	$41,969
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following table presents the recorded investment, par value, and any related allowance for impaired loans individually assessed for impairment at June 30, 2014, and December 31, 2013 (dollars in thousands).

	As of June 30, 2014			As of December 31, 2013
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$3,576	$3,555	$—	$3,231	$3,223	$—
Individually evaluated impaired mortgage loans with a related allowance	2,566	2,548	605	3,440	3,415	605
Total individually evaluated impaired mortgage loans	$6,142	$6,103	$605	$6,671	$6,638	$605

The following tables present the average recorded investment and interest income recognized on these loans individually assessed for impairment during the three and six months ended June 30, 2014 and 2013 (dollars in thousands).

	For the Three Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$3,637	$44	$3,203	$56
Individually evaluated impaired mortgage loans with a related allowance	2,538	2	1,690	32
Total individually evaluated impaired mortgage loans	$6,175	$46	$4,893	$88

	For the Six Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$3,676	$92	$3,161	$95
Individually evaluated impaired mortgage loans with a related allowance	2,839	13	844	90
Total individually evaluated impaired mortgage loans	$6,515	$105	$4,005	$185

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2014 and 2013, as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2014 and 2013 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for credit losses
Balance, beginning of period	$1,812	$3,361	$2,221	$4,414
Charge-offs	(13)	(172)	(100)	(184)
Recoveries	—	—	—	46
Provision for (reduction of) credit losses	243	(1,190)	(79)	(2,277)
Balance, end of period	$2,042	$1,999	$2,042	$1,999
Ending balance, individually evaluated for impairment	$605	$392	$605	$392
Ending balance, collectively evaluated for impairment	$1,437	$1,607	$1,437	$1,607
Recorded investment, end of period (1)
Individually evaluated for impairment	$6,142	$8,462	$6,142	$8,462
Collectively evaluated for impairment	$2,918,633	$3,024,198	$2,918,633	$3,024,198
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

REO. At June 30, 2014, and December 31, 2013, we had $6.0 million and $5.3 million, respectively, in assets classified as REO. During the six months ended June 30, 2014, and 2013, we sold REO assets with a recorded carrying value of $4.4 million and $6.6 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net losses totaling $387,000 and $2.7 million during the six months ended June 30, 2014, and 2013, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of June 30, 2014 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$11,195,840	$30,854	$(563,378)
Forward-start interest-rate swaps	1,353,800	—	(44,796)
Total derivatives designated as hedging instruments	12,549,640	30,854	(608,174)

Derivatives not designated as hedging instruments
Interest-rate swaps	547,000	148	(21,804)
Interest-rate caps or floors	300,000	1	—
Mortgage-delivery commitments (1)	22,314	137	—
Total derivatives not designated as hedging instruments	869,314	286	(21,804)
Total notional amount of derivatives	$13,418,954
Total derivatives before netting and collateral adjustments		31,140	(629,978)
Netting adjustments (2)		(37,543)	37,543
Cash collateral and related accrued interest		18,111	—
Derivative assets and derivative liabilities		$11,708	$(592,435)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

The following table presents the fair value of derivatives as of December 31, 2013 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$11,707,590	$33,361	$(568,477)
Forward-start interest-rate swaps	1,410,800	2,408	(53,875)
Total derivatives designated as hedging instruments	13,118,390	35,769	(622,352)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,273,500	610	(20,146)
Interest-rate caps or floors	300,000	43	—
Mortgage-delivery commitments (1)	11,056	5	(39)
Total derivatives not designated as hedging instruments	1,584,556	658	(20,185)
Total notional amount of derivatives	$14,702,946
Total derivatives before netting and collateral adjustments		36,427	(642,537)
Netting adjustments (2)		(34,385)	34,385
Cash collateral and related accrued interest		2,276	—
Derivative assets and derivative liabilities		$4,318	$(608,152)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three and six months ended June 30, 2014, and 2013, were as follows (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$965	$881	$1,459	$1,336
Cash flow hedge ineffectiveness	(35)	36	(170)	40
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(2,807)	6,456	(4,643)	7,331
Interest-rate caps or floors	(25)	83	(42)	122
Mortgage-delivery commitments	610	(1,299)	721	(1,584)
Total net (losses) gains related to derivatives not designated as hedging instruments	(2,222)	5,240	(3,964)	5,869
Net (losses) gains on derivatives and hedging activities	$(1,292)	$6,157	$(2,675)	$7,245

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2014, and 2013 (dollars in thousands):

	For the Three Months Ended June 30, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$8,124	$(8,040)	$84	$(33,019)
Investments	(21,709)	21,994	285	(9,504)
Deposits	(391)	391	—	397
COs – bonds	12,869	(12,273)	596	13,136
Total	$(1,107)	$2,072	$965	$(28,990)

	For the Three Months Ended June 30, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$97,799	$(97,412)	$387	$(37,830)
Investments	66,054	(65,411)	643	(9,427)
Deposits	(384)	384	—	394
COs – bonds	(45,882)	45,733	(149)	17,882
Total	$117,587	$(116,706)	$881	$(28,981)

	For the Six Months Ended June 30, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$30,109	$(29,881)	$228	$(66,430)
Investments	(53,269)	53,785	516	(18,998)
Deposits	(781)	781	—	794
COs – bonds	20,755	(20,040)	715	23,773
Total	$(3,186)	$4,645	$1,459	$(60,861)

	For the Six Months Ended June 30, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$155,288	$(154,686)	$602	$(77,590)
Investments	94,312	(93,504)	808	(19,567)
Deposits	(778)	778	—	788
COs – bonds	(69,134)	69,060	(74)	38,976
Total	$179,688	$(178,352)	$1,336	$(57,393)
_____________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The following table presents the gains (losses) recognized in accumulated other comprehensive loss, the gains (losses) reclassified from accumulated other comprehensive loss into income, and the effect of our hedging activities on our net gains

(losses) on derivatives and hedging activities in the statement of income for our forward-start interest-rate swaps associated with CO bond hedged items in cash-flow hedging relationships (dollars in thousands).

Derivatives and Hedged Items in Cash Flow Hedging Relationships	(Losses) Gains Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)	Location of (Losses) Gains Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	(Losses) Gains Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	(Losses) Gains Recognized in Net Gains (Losses) on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended June 30, 2014	$(13,726)	Interest expense	$(720)	$(35)
For the Three Months Ended June 30, 2013	16,746	Interest expense	—	36

For the Six Months Ended June 30, 2014	(19,740)	Interest expense	(720)	(170)
For the Six Months Ended June 30, 2013	17,174	Interest expense	—	40

For the six months ended June 30, 2014, and 2013, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2014, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of June 30, 2014, the amount of deferred net losses on derivatives accumulated in other comprehensive loss, related to cash-flow hedges expected to be reclassified to earnings during the next 12 months, is $18.4 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), which is also our counterparty on such derivatives, and derivatives that are not cleared with a DCO (bilateral derivatives). Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investor Service (Moody's) or Standard and Poor’s Rating Service
(S&P) to a certain level, we are required to deliver additional collateral on bilateral derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all bilateral derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2014, was $592.4 million, for which we had delivered collateral with a post-haircut value of $438.7 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain bilateral derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2014 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of June 30, 2014

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$37,144
AA-	A+, A or A-	48,258
A-	below A-	34,772
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $32.6 million could be called by counterparties as of June 30, 2014, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

For cleared derivatives, the DCO determines initial margin requirements. We note that we clear our trades via futures commission merchants (FCMs), and our FCMs may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our FCMs at June 30, 2014.

Offsetting of Certain Derivatives. We present derivatives, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest, on a net basis by FCMs and/or by counterparty.

The following table presents separately the fair value of derivatives meeting or not meeting netting requirements, with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of June 30, 2014, and December 31, 2013 (dollars in thousands).

	June 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Bilateral derivatives	$25,941	$(615,636)	$31,271	$(639,372)
Cleared derivatives	5,062	(14,342)	5,151	(3,126)
Total gross recognized amount	31,003	(629,978)	36,422	(642,498)
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(23,811)	23,201	(31,259)	31,259
Cleared derivatives	4,379	14,342	(850)	3,126
Total gross amounts of netting adjustments and cash collateral	(19,432)	37,543	(32,109)	34,385
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	2,130	(592,435)	12	(608,113)
Cleared derivatives	9,441	—	4,301	—
Total net amounts after netting adjustments and cash collateral	11,571	(592,435)	4,313	(608,113)
Derivatives not meeting netting requirements
Mortgage delivery commitments	137	—	5	(39)
Total derivative assets and total derivative liabilities
Bilateral derivatives	2,130	(592,435)	12	(608,113)
Cleared derivatives	9,441	—	4,301	—
Mortgage delivery commitments	137	—	5	(39)
Total derivative assets and total derivative liabilities presented in the statement of condition	11,708	(592,435)	4,318	(608,152)

Non-cash collateral received or pledged, not offset (1)
Can be sold or repledged
Bilateral derivatives	—	47,487	—	71,063
Cannot be sold or repledged
Bilateral derivatives	—	409,338	—	420,910
Total non-cash collateral received or pledged, not offset	—	456,825	—	491,973
Net amount
Bilateral derivatives	2,130	(135,610)	12	(116,140)
Cleared derivatives	9,441	—	4,301	—
Mortgage delivery commitments	137	—	5	(39)
Total net amount	$11,708	$(135,610)	$4,318	$(116,179)
_______________________

(1)
Includes noncash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At June 30, 2014, and December 31, 2013, we had additional net credit exposure of $4.9 million and

$7.1 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Deposits at June 30, 2014, and December 31, 2013, include hedging adjustments of $362,000 and $1.1 million, respectively.

The following table details interest-bearing and noninterest-bearing deposits (dollars in thousands):

	June 30, 2014	December 31, 2013
Interest-bearing
Demand and overnight	$424,065	$473,600
Term	20,202	20,676
Other	4,723	4,399
Noninterest-bearing
Other	17,765	18,890
Total deposits	$466,755	$517,565

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of both June 30, 2014, and December 31, 2013.

Note 12 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at June 30, 2014, and December 31, 2013, by year of contractual maturity (dollars in thousands):

	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$5,308,650	1.77%	$7,646,100	0.99%
Due after one year through two years	5,243,355	1.63	4,454,885	2.07
Due after two years through three years	3,907,860	1.47	2,903,390	1.93
Due after three years through four years	3,030,315	2.07	3,245,980	2.17
Due after four years through five years	1,868,530	1.75	1,651,560	1.85
Thereafter	4,254,850	2.64	3,368,740	2.64
Total par value	23,613,560	1.88%	23,270,655	1.78%
Premiums	197,064		228,753
Discounts	(21,109)		(20,081)
Hedging adjustments	6,619		(13,421)
	$23,796,134		$23,465,906
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at June 30, 2014, and December 31, 2013, included (dollars in thousands):

	June 30, 2014	December 31, 2013
Par value of CO bonds
Noncallable and nonputable	$19,123,560	$20,755,655
Callable	4,490,000	2,515,000
Total par value	$23,613,560	$23,270,655

The following is a summary of the CO bonds for which we are primarily liable at June 30, 2014, and December 31, 2013, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2014	December 31, 2013
Due in one year or less	$9,358,650	$10,066,100
Due after one year through two years	5,348,355	4,459,885
Due after two years through three years	3,322,860	2,838,390
Due after three years through four years	2,305,315	3,105,980
Due after four years through five years	1,358,530	1,476,560
Thereafter	1,919,850	1,323,740
Total par value	$23,613,560	$23,270,655

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at June 30, 2014, and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Par value of CO bonds
Fixed-rate	$20,498,560	$19,815,655
Simple variable-rate	1,870,000	2,570,000
Step-up	1,245,000	885,000
Total par value	$23,613,560	$23,270,655

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2014	$26,062,381	$26,065,000	0.07%
December 31, 2013	$16,060,781	$16,062,000	0.07%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the six months ended June 30, 2014, and the year ended December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Balance at beginning of year	$62,591	$50,545
AHP expense for the period	8,184	24,229
AHP direct grant disbursements	(5,758)	(11,077)
AHP subsidy for AHP advance disbursements	(593)	(1,148)
Return of previously disbursed grants and subsidies	50	42
Balance at end of period	$64,474	$62,591

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

The following tables demonstrate our compliance with our regulatory capital requirements at June 30, 2014, and December 31, 2013 (dollars in thousands):

Risk-Based Capital Requirements	June 30, 2014	December 31, 2013

Permanent capital
Class B capital stock	$2,489,859	$2,530,471
Mandatorily redeemable capital stock	603,987	977,348
Retained earnings	837,559	788,790
Total permanent capital	$3,931,405	$4,296,609
Risk-based capital requirement
Credit-risk capital	$441,827	$423,522
Market-risk capital	79,209	136,943
Operations-risk capital	156,310	168,140
Total risk-based capital requirement	$677,346	$728,605
Permanent capital in excess of risk-based capital requirement	$3,254,059	$3,568,004

	June 30, 2014		December 31, 2013
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$677,346	$3,931,405	$728,605	$4,296,609
Total regulatory capital	$2,183,308	$3,931,405	$1,785,523	$4,296,609
Total capital-to-asset ratio	4.0%	7.2%	4.0%	9.6%

Leverage Ratio
Leverage capital	$2,729,135	$5,897,108	$2,231,904	$6,444,913
Leverage capital-to-assets ratio	5.0%	10.8%	5.0%	14.4%

Note 15 — Accumulated Other Comprehensive Loss

The following tables present a summary of changes in accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2013	$(29,589)	$(369,752)	$(64,595)	$(3,634)	$(467,570)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(37,530)	—	16,746	—	(20,784)
Noncredit other-than-temporary impairment losses	—	(63)	—	—	(63)
Accretion of noncredit loss	—	14,735	—	—	14,735
Net actuarial loss	—	—	—	(1,046)	(1,046)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	364	—	—	364
Amortization - hedging activities (2)	—	—	3	—	3
Amortization - pension and postretirement benefits (3)	—	—	—	259	259
Other comprehensive (loss) income	(37,530)	15,036	16,749	(787)	(6,532)
Balance, June 30, 2013	$(67,119)	$(354,716)	$(47,846)	$(4,421)	$(474,102)

Balance, March 31, 2014	$(96,936)	$(312,335)	$(57,603)	$(3,117)	$(469,991)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	24,842	—	(13,726)	—	11,116
Accretion of noncredit loss	—	12,612	—	—	12,612
Net actuarial loss	—	—	—	(373)	(373)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	399	—	—	399
Amortization - hedging activities (4)	—	—	724	—	724
Amortization - pension and postretirement benefits (3)	—	—	—	126	126
Other comprehensive income (loss)	24,842	13,011	(13,002)	(247)	24,604
Balance, June 30, 2014	$(72,094)	$(299,324)	$(70,605)	$(3,364)	$(445,387)
_______________________

(1)	Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.

(2)	Recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $720,000 recorded in interest expense-CO bonds and $4,000 recorded in net gains on derivatives and hedging activities in the statement of operations.

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(22,643)	$(385,175)	$(65,027)	$(3,775)	$(476,620)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(44,476)	—	17,174	—	(27,302)
Noncredit other-than-temporary impairment losses	—	(63)	—	—	(63)
Accretion of noncredit loss	—	29,744	—	—	29,744
Net actuarial loss	—	—	—	(1,046)	(1,046)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	778	—	—	778
Amortization - hedging activities (2)	—	—	7	—	7
Amortization - pension and postretirement benefits (3)	—	—	—	400	400
Other comprehensive (loss) income	(44,476)	30,459	17,181	(646)	2,518
Balance, June 30, 2013	$(67,119)	$(354,716)	$(47,846)	$(4,421)	$(474,102)

Balance, December 31, 2013	$(101,765)	$(324,928)	$(51,594)	$(3,229)	$(481,516)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	29,671	—	(19,740)	—	9,931
Accretion of noncredit loss	—	24,747	—	—	24,747
Net actuarial loss	—	—	—	(373)	(373)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	857	—	—	857
Amortization - hedging activities (4)	—	—	729	—	729
Amortization - pension and postretirement benefits (3)	—	—	—	238	238
Other comprehensive income (loss)	29,671	25,604	(19,011)	(135)	36,129
Balance, June 30, 2014	$(72,094)	$(299,324)	$(70,605)	$(3,364)	$(445,387)
_____________________

(1)	Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.

(2)	Recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $720,000 recorded in interest expense-CO bonds and $9,000 recorded in net gains on derivatives and hedging activities in the statement of operations.

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

The following table sets forth our net pension costs under our defined benefit plan and expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Qualified Defined Benefit Multiemployer Plan - Pentegra Defined Benefit Plan	$763	$229	$1,526	$482
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	268	255	504	484
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	7	15	106	104

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

The following tables present the components of net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$151	$134	$5	$7
Interest cost	123	86	8	8
Amortization of net actuarial loss	125	256	1	3
Net periodic benefit cost	$399	$476	$14	$18

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$276	$250	$12	$16
Interest cost	231	162	16	15
Amortization of net actuarial loss	237	394	1	6
Net periodic benefit cost	$744	$806	$29	$37

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 1 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2013 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six months ended June 30, 2014.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at June 30, 2014, and December 31, 2013, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	June 30, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$267,340	$267,340	$267,340	$—	$—	$—
Interest-bearing deposits	241	241	241	—	—	—
Securities purchased under agreements to resell	7,800,000	7,799,894	—	7,799,894	—	—
Federal funds sold	1,950,000	1,949,994	—	1,949,994	—	—
Trading securities(1)	248,496	248,496	—	248,496	—	—
Available-for-sale securities(1)	4,777,653	4,777,653	—	4,777,653	—	—
Held-to-maturity securities(2)	3,757,440	4,133,758	—	2,540,079	1,593,679	—
Advances	32,299,253	32,454,941	—	32,454,941	—	—
Mortgage loans, net	3,353,946	3,463,081	—	3,463,081	—	—
Accrued interest receivable	74,654	74,654	—	74,654	—	—
Derivative assets(1)	11,708	11,708	—	31,139	—	(19,431)
Other assets (1)	10,883	10,883	5,444	5,439	—	—
Liabilities:
Deposits	(466,755)	(466,763)	—	(466,763)	—	—
COs:
Bonds	(23,796,134)	(24,049,185)	—	(24,049,185)	—	—
Discount notes	(26,062,381)	(26,062,697)	—	(26,062,697)	—	—
Mandatorily redeemable capital stock	(603,987)	(603,987)	(603,987)	—	—	—
Accrued interest payable	(90,777)	(90,777)	—	(90,777)	—	—
Derivative liabilities(1)	(592,435)	(592,435)	—	(629,977)	—	37,542
Other:
Commitments to extend credit for advances	—	(552)	—	(552)	—	—
Standby letters of credit	(737)	(737)	—	(737)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at June 30, 2014, and December 31, 2013, by fair-value hierarchy level (dollars in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government guaranteed – residential MBS	$—	$13,273	$—	$—	$13,273
GSEs – residential MBS	—	2,830	—	—	2,830
GSEs – commercial MBS	—	232,393	—	—	232,393
Total trading securities	—	248,496	—	—	248,496
Available-for-sale securities:
Supranational institutions	—	436,949	—	—	436,949
U.S. government-owned corporations	—	266,553	—	—	266,553
GSEs	—	116,971	—	—	116,971
U.S. government guaranteed – residential MBS	—	240,337	—	—	240,337
U.S. government guaranteed – commercial MBS	—	763,886	—	—	763,886
GSEs – residential MBS	—	2,952,957	—	—	2,952,957
Total available-for-sale securities	—	4,777,653	—	—	4,777,653
Derivative assets:
Interest-rate-exchange agreements	—	31,002	—	(19,431)	11,571
Mortgage delivery commitments	—	137	—	—	137
Total derivative assets	—	31,139	—	(19,431)	11,708
Other assets	5,444	5,439	—	—	10,883
Total assets at fair value	$5,444	$5,062,727	$—	$(19,431)	$5,048,740
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(629,977)	$—	$37,542	$(592,435)
Total liabilities at fair value	$—	$(629,977)	$—	$37,542	$(592,435)
_______________________

(1)
These amounts represent the application of the netting requirements which allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same FCM and/or counterparty.

	December 31, 2013
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government guaranteed – residential MBS	$—	$14,331	$—	$—	$14,331
GSEs – residential MBS	—	3,486	—	—	3,486
GSEs – commercial MBS	—	229,357	—	—	229,357
Total trading securities	—	247,174	—	—	247,174
Available-for-sale securities:
Supranational institutions	—	415,135	—	—	415,135
U.S. government-owned corporations	—	238,785	—	—	238,785
GSEs	—	888,525	—	—	888,525
U.S. government guaranteed – residential MBS	—	271,597	—	—	271,597
U.S. government guaranteed – commercial MBS	—	309,101	—	—	309,101
GSEs – residential MBS	—	1,872,167	—	—	1,872,167
Total available-for-sale securities	—	3,995,310	—	—	3,995,310
Derivative assets:
Interest-rate-exchange agreements	—	36,422	—	(32,109)	4,313
Mortgage delivery commitments	—	5	—	—	5
Total derivative assets	—	36,427	—	(32,109)	4,318
Other assets	5,197	4,889	—	—	10,086
Total assets at fair value	$5,197	$4,283,800	$—	$(32,109)	$4,256,888
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(642,498)	$—	$34,385	$(608,113)
Mortgage delivery commitments	—	(39)	—	—	(39)
Total liabilities at fair value	$—	$(642,537)	$—	$34,385	$(608,152)
_______________________

(1)
These amounts represent the application of the netting requirements which allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same FCM and/or counterparty.

Fair Value on a Nonrecurring Basis

We measure REO at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances.

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at June 30, 2014, and December 31, 2013 (dollars in thousands).

	June 30, 2014
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$784	$784

	December 31, 2013
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$115	$115

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 12 district Federal Home Loan Banks (FHLBanks or FHLBank System). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2014, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2014, and December 31, 2013. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $750.3 billion and $727.5 billion at June 30, 2014, and December 31, 2013, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of June 30, 2014, and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$3,344,536	$253,534	$3,598,070	$2,873,616	$247,399	$3,121,015
Commitments for unused lines of credit - advances (2)	1,277,328	—	1,277,328	1,283,361	—	1,283,361
Commitments to make additional advances	3,962	67,996	71,958	436,954	60,078	497,032
Commitments to invest in mortgage loans	22,314	—	22,314	11,056	—	11,056
Unsettled CO bonds, at par	88,950	—	88,950	36,400	—	36,400
Unsettled CO discount notes, at par	25,000	—	25,000	1,215,000	—	1,215,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year totaling $144.7 million as of June 30, 2014. Also excluded are commitments to issue standby letters of credit that expire within one year totaling $15.7 million at December 31, 2013.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the primary obligor. Standby letters of credit are fully collateralized at the time of issuance. Based on our credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments.

The original terms of our outstanding standby letters of credit range from final expiries in 16 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $737,000 and $562,000 at June 30, 2014, and December 31, 2013, respectively.

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

Note 19 — Transactions with Shareholders

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At June 30, 2014, and December 31, 2013, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at June 30, 2014, and December 31, 2013 (dollars in thousands):

As of June 30, 2014	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Accrued Interest Receivable on Advances	Percent of Total Accrued Interest Receivable on Advances
Bank of America, N.A.(1)	$531,616	17.2%	$106,043	0.3%	$422	1.5%
RBS Citizens N.A.	375,251	12.1	6,468,849	20.2	651	2.3

(1)	Bank of America, N.A. is a nonmember and its shares of capital stock are classified as mandatorily redeemable capital stock.

As of December 31, 2013	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Accrued Interest Receivable on Advances	Percent of Total Accrued Interest Receivable on Advances
Bank of America, N.A. (1)	$857,835	24.5%	$98,370	0.4%	$420	1.4%
RBS Citizens N.A.	430,077	12.3	2,269,149	8.3	187	0.6

(1)	Bank of America, N.A. is a nonmember and its shares of capital stock are classified as mandatorily redeemable capital stock.

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances from the above shareholders during the three and six months ended June 30, 2014, and 2013 as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Bank of America, N.A.	$1,326	$1,340	$2,579	$2,689
RBS Citizens N.A.	3,592	209	5,750	767

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2014	$81,074	2.6%	$811,488	2.5%	$1,246	4.3%
As of December 31, 2013	127,020	3.6	659,333	2.4	1,693	5.6

Note 20 — Subsequent Events

Following the end of the quarter covered by this report, we agreed with certain defendants in our private-label MBS litigation to settle our claims against them, for an aggregate amount of $17.4 million (which is net of legal fees and expenses).

On July 25, 2014, our board of directors declared a cash dividend at an annualized rate of 1.48 percent based on capital stock balances outstanding during the second quarter of 2014. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $11.9 million and was paid on August 4, 2014.

On July 31, 2014, we conducted a partial repurchase of excess capital stock in the amount of $500.0 million. Of this amount, $359.9 million was repurchased from mandatorily redeemable capital stock.

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

•	changes in demand for our advances and other products;

•	the willingness of our members to do business with us;

•	changes in the financial health of our members;

•	insolvencies of our members;

•	changes in borrower defaults on mortgage loans;

•	changes in the credit performance and loss severities of our investments;

•	changes in prepayment rates on advances and investments;

•	the value of collateral we hold as security for obligations of our members and counterparties;

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

These risk factors are not exhaustive. New risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2013 Annual Report.

EXECUTIVE SUMMARY

Our net income was $31.3 million for the three months ended June 30, 2014, compared with net income of $35.6 million for the same period in 2013. Our net income for the quarter was impacted by a $4.0 million decrease in net prepayment fees from investments and advances. We also continue to experience compression in net interest margin and net interest spread, as we have been anticipating given the prolonged low interest-rate environment. Nonetheless, we continue to experience growth in advances balances, though this growth has been primarily in product categories that generate very low margins. Additionally:

•	retained earnings increased from $788.8 million at December 31, 2013, to $837.6 million at June 30, 2014;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $324.9 million at December 31, 2013, to an accumulated other comprehensive loss of $299.3 million at June 30, 2014;

•	we are in compliance with all regulatory and internal capital requirements as of June 30, 2014;

•	we repurchased $500.0 million of excess capital stock on each of May 1, 2014 and July 31, 2014; and

•	on July 25, 2014, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.48 percent.

The principal challenges we face are the continuing, prolonged low interest-rate environment and uncertain demand for continued growth of advances, each as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Annual Report. We continue to believe that these factors are likely to negatively impact future earnings, absent unpredictable events such as prepayment fee income and litigation settlements. We do note, however, that advances balances continue to grow with the outstanding par balance of advances growing to $32.0 billion at June 30, 2014, from $27.2 billion at December 31, 2013. Growth in advances balances continues to be concentrated in short-term, low-margin advances. We cannot predict whether advances balances will continue to grow and note that our members continue to experience high levels of deposits with limited loan growth. Deposits serve as liquidity alternatives to advances, and without a stronger economic recovery, further growth in advances balances could remain a challenge.

Other significant trends and developments include the following:

•
Income from Increased Accretable Yields on Certain Investments. For the three months ended June 30, 2014, we recognized $8.6 million in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized other-than temporary impairment credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Note 1 — Notes to the Financial Statements — Summary of Significant Accounting Policies — Investment Securities - Other-than-Temporary Impairment — Interest Income Recognition in the 2013 Annual Report.

•
Net Interest Margin and Net Interest Spread. Net interest margin and net interest spread continue to decline toward historical norms. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the three months ended June 30, 2014, was 0.38 percent, a 27 basis point decrease from net interest margin for the three months ended June 30, 2013. The decline in prepayment fee income represented five basis points of the 27 basis point decline in net interest margin. Net interest spread was 0.33 percent for the quarter ended June 30, 2014, a 23 basis point decrease from the same period in 2013.

We have been expecting this compression in net interest margin and net interest spread due to the prolonged low interest-rate environment and the gradual replacement of higher-yielding assets with lower-yielding, short-term assets, and we expect such compression to continue at least through 2015. For additional information on net interest income, see Results of Operations — Net Interest Income.

ECONOMIC CONDITIONS

Economic Environment

The pattern of modest economic growth continued into 2014 for both New England and the rest of the United States, with national economic activity exceeding regional trends. Employment levels have finally restored to pre-recession levels. Wage and salary growth was moderate with growth rates continuing to trail the pre-recession pace. National gains in home prices continued to exceed regional price increases, which began to moderate at the start of 2014.

Interest-Rate Environment

On July30, 2014, the Federal Reserve issued a press release reaffirming its view that a highly accommodative stance of monetary policy remains appropriate and that when it decides to take a less accommodative stance, it will take a balanced approach consistent with its longer-range goals of maximum employment and inflation of two percent.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates

3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
3.5
3
2.5
2
1.5
1
0.5
0
Q2 '11
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14

The federal funds target rate has remained constant at 0.25 percent during the time periods displayed in the chart above.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2013, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Statement of Condition Data at Quarter End
Total assets	$54,582,707	$50,061,243	$44,638,076	$39,720,660	$39,341,066
Investments(1)	18,533,830	16,878,224	12,981,340	10,471,910	13,897,870
Advances	32,299,253	29,699,600	27,516,678	22,555,122	21,463,205
Mortgage loans held for portfolio, net(2)	3,353,946	3,347,987	3,368,476	3,401,111	3,474,211
Deposits and other borrowings	466,755	522,003	517,565	570,356	604,130
COs:
Bonds	23,796,134	24,477,903	23,465,906	24,201,697	24,420,970
Discount notes	26,062,381	20,247,904	16,060,781	10,475,911	9,875,566
Total COs	49,858,515	44,725,807	39,526,687	34,677,608	34,296,536
Mandatorily redeemable capital stock	603,987	977,685	977,348	977,390	977,390
Class B capital stock outstanding-putable(3)	2,489,859	2,562,857	2,530,471	2,441,028	2,401,209
Unrestricted retained earnings	717,271	701,567	681,978	615,993	587,786
Restricted retained earnings	120,288	114,026	106,812	89,752	82,136
Total retained earnings	837,559	815,593	788,790	705,745	669,922
Accumulated other comprehensive loss	(445,387)	(469,991)	(481,516)	(482,085)	(474,102)
Total capital	2,882,031	2,908,459	2,837,745	2,664,688	2,597,029
Other Information
Total regulatory capital ratio(4)	7.20%	8.70%	9.63%	10.38%	10.29%
_____________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $2.0 million, $1.8 million, $2.2 million, $2.0 million, and $2.0 million for the quarters ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to the Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net interest income	$50,047	$54,569	$60,394	$58,403	$60,710
Provision for (reduction of) credit losses	243	(322)	240	83	(1,190)
Net impairment losses on held-to-maturity securities recognized in earnings	(399)	(458)	(223)	(1,528)	(394)
Litigation settlements	159	4,310	52,493	812	—
Other income (loss)	1,900	(1,318)	855	592	(6,466)
Other expense	16,373	16,954	18,088	15,784	15,390
AHP assessments	3,778	4,406	9,886	4,333	4,061
Net income	$31,313	$36,065	$85,305	$38,079	$35,589
Other Information
Dividends declared	$9,347	$9,262	$2,260	$2,256	$3,357
Dividend payout ratio	29.85%	25.68%	2.65%	5.92%	9.43%
Weighted-average dividend rate(1)	1.49	1.49	0.37	0.38	0.40
Return on average equity(2)	4.38	5.10	12.39	5.73	5.55
Return on average assets	0.24	0.31	0.84	0.37	0.38
Net interest margin(3)	0.38	0.46	0.59	0.57	0.65
Average equity to average assets	5.44	5.99	6.76	6.44	6.81
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Second Quarter of 2014 Compared with Second Quarter of 2013

For the three months ended June 30, 2014 and 2013, we recognized net income of $31.3 million and $35.6 million, respectively. This $4.3 million decrease was driven by a decline of $10.7 million in net interest income of which $4.0 million relates to net prepayment fees. Net prepayment fees declined from $5.7 million in the second quarter of 2013 to $1.7 million during the same period in 2014. In addition, there was an increase of $7.4 million in net losses on derivatives and hedging activities and an increase of $1.4 million in the provision for credit losses. Partially offsetting these decreases was an $11.9 million increase in net unrealized gains on trading securities.

Six Months Ended June 30, 2014, Compared with Six Months Ended June 30, 2013

For the six months ended June 30, 2014 and 2013, we recognized net income of $67.4 million and $88.9 million, respectively. This $21.5 million decrease was driven by a decline of $32.4 million in net interest income of which $16.0 million relates to net prepayment fees. Net prepayment fees declined from $20.4 million in the six months ended June 30, 2013 to $4.4 million during the same period in 2014. In addition, there was an increase of $9.9 million in net losses on derivatives and hedging activities and an increase of $2.2 million in the provision for credit losses. Partially offsetting these decreases was a $15.0 million increase in net unrealized gains on trading securities and income of $4.5 million resulting from private-label MBS litigation settlements.

Net Interest Income

Second Quarter of 2014 Compared with Second Quarter of 2013

Net interest income after provision for credit losses for the quarter ending June 30, 2014, was $49.8 million, compared with $61.9 million for the same period in 2013. Contributing to the $12.1 million decrease in net interest income after provision for credit losses was a decrease in net prepayment fees of $4.0 million, from $5.7 million in 2013 to $1.7 million in 2014, as well as a narrowing of the spread between interest earned on assets and interest paid on liabilities. Partially offsetting these decreases to net interest income after provision for credit losses was an increase in interest income resulting from an increase in average earning assets, which increased $15.1 billion from $37.5 billion for 2013, to $52.6 billion for 2014. The increase in average earning assets was driven by a $10.3 billion increase in average advances. For additional information see — Rate and Volume Analysis. However, growth in these asset categories was concentrated in low-margin, short-term maturities, which, together with the ongoing decline in higher-yielding, long-term assets, such as MBS and mortgage loans held for portfolio, is a primary contributing factor to the decline in net interest income.

Additionally, $8.6 million of the Bank's interest income for the quarter ended June 30, 2014, was from the accretion of discount on securities that were other-than-temporarily impaired in prior quarters, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $4.2 million from $4.4 million of accretion recorded in the second quarter of 2013.

Notwithstanding the increase in the accretion of discount on securities that were other-than-temporarily impaired in prior quarters, but for which a significant improvement in projected cash flows has subsequently been recognized, net interest spread was 0.33 percent for the quarter ended June 30, 2014, a 23 basis point decrease from the same period in 2013, and net interest margin was 0.38 percent, a 27 basis point decrease from the same period in 2013. This trend is attributable to several factors. First, a 51 basis point decrease in the average yield on earning assets (of which five basis points is attributable to declining net prepayment fee income) and a 28 basis point decrease in the average yield on interest-bearing liabilities. Second, much of the growth in advances that has occurred this year has been in short-term, low margin products, which have replaced higher-yielding advances that have matured or were prepaid. Third, though we were able to refinance much of our higher-cost callable debt in the years between 2008 and 2012, these opportunities have largely been exhausted, while our fixed rate, mortgage-related assets have been slower to expire. We have been expecting this compression as noted under — Executive Summary, and expect that the trend will continue through at least 2015.

Six Months Ended June 30, 2014, Compared with Six Months Ended June 30, 2013

Net interest income after provision for credit losses for the six months ended June 30, 2014, was $104.7 million, compared with $139.3 million for the same period in 2013. Contributing to the $34.6 million decrease in net interest income after provision for credit losses was a decrease in net prepayment fees of $16.0 million, from $20.4 million in 2013 to $4.4 million in 2014, as well as a narrowing of the spread between interest earned on assets and interest paid on liabilities. Partially offsetting these decreases to net interest income after provision for credit losses was an increase in interest income resulting from an increase in average earning assets, which increased $12.2 billion from $38.0 billion for 2013, to $50.2 billion for 2014. The increase in average earning assets was driven by a $8.9 billion increase in average advances. For additional information see — Rate and Volume Analysis. However, growth in these asset categories was concentrated in low-margin, short-term maturities, which, together with the ongoing decline in higher-yielding, long-term assets, such as MBS and mortgage loans held for portfolio, is a primary contributing factor to the decline in net interest income.

Additionally, $17.3 million of the Bank's interest income for the six months ended June 30, 2014, was from the accretion of discount on securities that were other-than-temporarily impaired in prior quarters, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $10.0 million from $7.3 million of accretion recorded in the six months ended June 30, 2013.

Net interest spread was 0.37 percent for the six months ended June 30, 2014, a 25 basis point decrease from the same period in 2013, and net interest margin was 0.42 percent, a 31 basis point decrease from the same period in 2013. The decrease in net interest spread reflects a 52 basis point decrease in the average yield on earning assets and a 27 basis point decrease in the average yield on interest-bearing liabilities. Nine basis points of the decline in net interest spread is attributable to the decline of prepayment fees and the remainder is attributable to the ongoing decline of higher-yielding long term assets, such as MBS and mortgage loans held for portfolio, and growth in lower-margin, short-term advances and money-market investments.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$30,725,579	$57,589	0.75%	$20,454,571	$61,630	1.21%
Securities purchased under agreements to resell	5,422,528	788	0.06	2,245,055	530	0.09
Federal funds sold	4,747,055	904	0.08	1,198,571	310	0.10
Investment securities(2)	8,323,185	46,070	2.22	10,073,433	50,507	2.01
Mortgage loans	3,349,335	31,459	3.77	3,506,425	32,295	3.69
Other earning assets	5,155	2	0.16	549	1	0.73
Total interest-earning assets	52,572,837	136,812	1.04%	37,478,604	145,273	1.55%
Other non-interest-earning assets	373,003			408,714
Fair-value adjustments on investment securities	(164,500)			(108,692)
Total assets	$52,781,340	$136,812	1.04%	$37,778,626	$145,273	1.54%
Liabilities and capital
COs
Discount notes	$23,590,387	$3,873	0.07%	$6,821,253	$1,424	0.08%
Bonds	24,202,163	80,193	1.33	25,668,413	82,174	1.28
Deposits	519,253	14	0.01	603,817	(2)	—
Mandatorily redeemable capital stock	727,184	2,683	1.48	1,018,152	965	0.38
Other borrowings	7,352	2	0.11	2,362	2	0.34
Total interest-bearing liabilities	49,046,339	86,765	0.71%	34,113,997	84,563	0.99%
Other non-interest-bearing liabilities	864,683			1,093,186
Total capital	2,870,318			2,571,443
Total liabilities and capital	$52,781,340	$86,765	0.66%	$37,778,626	$84,563	0.90%
Net interest income		$50,047			$60,710
Net interest spread			0.33%			0.56%
Net interest margin			0.38%			0.65%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$29,455,060	$115,954	0.79%	$20,526,960	$132,656	1.30%
Securities purchased under agreements to resell	5,172,928	1,381	0.05	2,342,486	1,418	0.12
Federal funds sold	3,935,425	1,389	0.07	1,203,425	746	0.13
Investment securities(2)	8,253,141	91,569	2.24	10,457,346	106,335	2.05
Mortgage loans	3,351,662	63,218	3.80	3,500,508	64,692	3.73
Other earning assets	3,292	2	0.12	407	3	1.49
Total interest-earning assets	50,171,508	273,513	1.10%	38,031,132	305,850	1.62%
Other non-interest-earning assets	362,804			427,315
Fair-value adjustments on investment securities	(187,657)			(104,772)
Total assets	$50,346,655	$273,513	1.10%	$38,353,675	$305,850	1.61%
Liabilities and capital
COs
Discount notes	$21,038,638	$6,895	0.07%	$6,967,267	$3,211	0.09%
Bonds	24,192,297	155,704	1.30	25,975,549	164,398	1.28
Deposits	523,484	21	0.01	616,480	9	—
Mandatorily redeemable capital stock	851,598	6,274	1.49	616,326	1,172	0.38
Other borrowings	4,611	3	0.13	1,665	2	0.24
Total interest-bearing liabilities	46,610,628	168,897	0.73%	34,177,287	168,792	1.00%
Other non-interest-bearing liabilities	865,968			1,120,849
Total capital	2,870,059			3,055,539
Total liabilities and capital	$50,346,655	$168,897	0.68%	$38,353,675	$168,792	0.90%
Net interest income		$104,616			$137,058
Net interest spread			0.37%			0.62%
Net interest margin			0.42%			0.73%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2014 and 2013. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2014 vs. 2013			For the Six Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$24,274	$(28,315)	$(4,041)	$45,819	$(62,521)	$(16,702)
Securities purchased under agreements to resell	523	(265)	258	1,059	(1,096)	(37)
Federal funds sold	696	(102)	594	1,081	(438)	643
Investment securities	(9,346)	4,909	(4,437)	(23,839)	9,073	(14,766)
Mortgage loans	(1,467)	631	(836)	(2,789)	1,315	(1,474)
Other earning assets	2	(1)	1	4	(5)	(1)
Total interest income	14,682	(23,143)	(8,461)	21,335	(53,672)	(32,337)
Interest expense
COs
Discount notes	2,814	(365)	2,449	4,846	(1,162)	3,684
Bonds	(4,796)	2,815	(1,981)	(11,439)	2,745	(8,694)
Deposits	—	16	16	(2)	14	12
Mandatorily redeemable capital stock	(348)	2,066	1,718	598	4,504	5,102
Other borrowings	2	(2)	—	2	(1)	1
Total interest expense	(2,328)	4,530	2,202	(5,995)	6,100	105
Change in net interest income	$17,010	$(27,673)	$(10,663)	$27,330	$(59,772)	$(32,442)

Average Balance of Advances Outstanding

The average balance of total advances increased $8.9 billion, or 43.5 percent, for the six months ended June 30, 2014, compared with the same period in 2013. We experienced a rise in advances balances during the quarter concentrated in short-term advances, as discussed under — Executive Summary. The following table summarizes average balances of advances outstanding during the six months ended June 30, 2014 and 2013, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Fixed-rate advances—par value
Long-term	$10,420,776	$9,791,313
Short-term	10,029,968	5,007,549
Putable	2,433,175	2,986,611
Overnight	803,091	569,937
Amortizing	869,315	904,104
All other fixed-rate advances	72,000	80,257
	24,628,325	19,339,771

Variable-rate indexed advances—par value
Simple variable	4,396,271	581,354
Putable	101,039	111,893
All other variable-rate indexed advances	35,569	20,029
	4,532,879	713,276
Total average par value	29,161,204	20,053,047
Net premiums	23,971	32,898
Market value of bifurcated derivatives	1,354	1,288
Hedging adjustments	268,531	439,727
Total average balance of advances	$29,455,060	$20,526,960

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month London Interbank Offered Rate (LIBOR). In addition, approximately 19.6 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $19.8 billion for the six months ended June 30, 2014, representing 67.4 percent of the total average balance of advances outstanding during the six months ended June 30, 2014. The average balance of all such advances totaled $11.3 billion for the six months ended June 30, 2013, representing 55.2 percent of the total average balance of advances outstanding during the six months ended June 30, 2013.

For the six months ended June 30, 2014 and 2013, net prepayment fees on advances were $3.3 million and $16.6 million, respectively. For the six months ended June 30, 2014 and 2013, prepayment fees on investments were $1.1 million and $3.7 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $5.6 billion, or 156.9 percent, for the six months ended June 30, 2014, compared with the same period in 2013. The yield earned on short-term money market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. We have increased these investments principally in response to growth in our advances balances to maintain our contingency liquidity to refinance advances. For the six months ended June 30, 2014, average balances of securities purchased under agreements to resell increased $2.8 billion and average balances of federal funds sold increased $2.7 billion in comparison to the six months ended June 30, 2013.

Average investment securities balances decreased $2.2 billion, or 21.1 percent for the six months ended June 30, 2014, compared with the same period in 2013, a decrease consisting primarily of a $1.5 billion decline in agency and supranational institutions' debentures and a $672.6 million decline in MBS.

The average aggregate balance of our investments in mortgage loans for the six months ended June 30, 2014, was $148.8 million lower than the average aggregate balance of these investments for the six months ended June 30, 2013, representing a decrease of 4.3 percent.

Average Balance of COs

Average CO balances increased $12.3 billion, or 37.3 percent, for the six months ended June 30, 2014, compared with the same period in 2013, resulting from our increased funding needs principally due to the increase in our average advances and short-term money market investment balances. This overall increase consisted of an increase of $14.1 billion in CO discount notes offset by a decrease of $1.8 billion in CO bonds.

The average balance of CO discount notes represented approximately 46.5 percent of total average COs during the six months ended June 30, 2014, as compared with 21.1 percent of total average COs during the six months ended June 30, 2013. The average balance of CO bonds represented 53.5 percent and 78.9 percent of total average COs outstanding during the six months ended June 30, 2014 and 2013, respectively. The growth in average CO discount notes is commensurate with the Bank’s asset growth, which has been primarily in short-term assets.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and six months ended June 30, 2014 and 2013 (dollars in thousands).

	For the Three Months Ended June 30, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,327)	$—	$(47)	$—	$4,273	$2,899
Net interest settlements included in net interest income (2)	(33,019)	(9,504)	—	397	13,296	(28,830)
Total net interest income	(34,346)	(9,504)	(47)	397	17,569	(25,931)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	84	286	—	—	595	965
Losses on cash-flow hedges	—	—	—	—	(35)	(35)
(Losses) gains on derivatives not receiving hedge accounting	—	(2,901)	—	—	69	(2,832)
Mortgage delivery commitments	—	—	610	—	—	610
Net gains (losses) on derivatives and hedging activities	84	(2,615)	610	—	629	(1,292)

Subtotal	(34,262)	(12,119)	563	397	18,198	(27,223)

Net gains on trading securities	—	2,209	—	—	—	2,209
Total net effect of derivatives and hedging activities	$(34,262)	$(9,910)	$563	$397	$18,198	$(25,014)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended June 30, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,771)	$—	$(163)	$—	$6,733	$4,799
Net interest settlements included in net interest income (2)	(37,830)	(9,427)	—	394	17,954	(28,909)
Total net interest income	(39,601)	(9,427)	(163)	394	24,687	(24,110)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	387	643	—	—	(149)	881
Gains on cash-flow hedges	—	—	—	—	36	36
Gains on derivatives not receiving hedge accounting	3	6,400	—	—	136	6,539
Mortgage delivery commitments	—	—	(1,299)	—	—	(1,299)
Net gains (losses) on derivatives and hedging activities	390	7,043	(1,299)	—	23	6,157

Subtotal	(39,211)	(2,384)	(1,462)	394	24,710	(17,953)

Net losses on trading securities	—	(9,692)	—	—	—	(9,692)
Total net effect of derivatives and hedging activities	$(39,211)	$(12,076)	$(1,462)	$394	$24,710	$(27,645)

_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(3,381)	$—	$(106)	$—	$9,455	$5,968
Net interest settlements included in net interest income (2)	(66,430)	(18,998)	—	794	23,967	(60,667)
Total net interest income	(69,811)	(18,998)	(106)	794	33,422	(54,699)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	228	517	—	—	714	1,459
Losses on cash-flow hedges	—	—	—	—	(170)	(170)
(Losses) gains on derivatives not receiving hedge accounting	—	(4,737)	—	—	52	(4,685)
Mortgage delivery commitments	—	—	721	—	—	721
Net gains (losses) on derivatives and hedging activities	228	(4,220)	721	—	596	(2,675)

Subtotal	(69,583)	(23,218)	615	794	34,018	(57,374)

Net gains on trading securities	—	2,963	—	—	—	2,963
Total net effect of derivatives and hedging activities	$(69,583)	$(20,255)	$615	$794	$34,018	$(54,411)
________________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(4,575)	$—	$(301)	$—	$13,425	$8,549
Net interest settlements included in net interest income (2)	(77,590)	(19,567)	—	788	39,076	(57,293)
Total net interest income	(82,165)	(19,567)	(301)	788	52,501	(48,744)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair-value hedges	602	808	—	—	(74)	1,336
Gains on cash-flow hedges	—	—	—	—	40	40
Gains on derivatives not receiving hedge accounting	1	7,238	—	—	214	7,453
Mortgage delivery commitments	—	—	(1,584)	—	—	(1,584)
Net gains (losses) on derivatives and hedging activities	603	8,046	(1,584)	—	180	7,245

Subtotal	(81,562)	(11,521)	(1,885)	788	52,681	(41,499)

Net losses on trading securities	—	(12,004)	—	—	—	(12,004)
Total net effect of derivatives and hedging activities	$(81,562)	$(23,525)	$(1,885)	$788	$52,681	$(53,503)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended June 30, 2014 and 2013, was 0.38 percent and 0.65 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.60 percent and 0.96 percent, respectively.

Net interest margin for the six months ended June 30, 2014 and 2013, was 0.42 percent and 0.73 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.67 percent and 1.03 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.7 million and $255,000, respectively, for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013 interest accruals on derivatives classified as economic hedges totaled a net expense of $3.4 million and $1.9 million, respectively.

For more information about our use of derivatives to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and six months ended June 30, 2014 and 2013. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$965	$881	$1,459	$1,336
Net (losses) gains related to cash-flow hedge ineffectiveness	(35)	36	(170)	40
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(33)	(1,348)	(154)	(1,440)
Trading securities	(1,092)	8,142	(1,109)	10,784
Mortgage delivery commitments	610	(1,299)	721	(1,584)
Net interest-accruals related to derivatives not receiving hedge accounting	(1,707)	(255)	(3,422)	(1,891)
Net (losses) gains on derivatives and hedging activities	(1,292)	6,157	(2,675)	7,245
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(399)	(394)	(857)	(815)
Litigation settlements	159	—	4,469	—
Loss on early extinguishment of debt	(369)	(1,821)	(2,592)	(4,388)
Service-fee income	1,615	1,695	3,285	3,112
Net unrealized gains (losses) on trading securities	2,209	(9,692)	2,963	(12,004)
Other	(263)	(2,805)	(399)	(2,707)
Total other income (loss)	$1,660	$(6,860)	$4,194	$(9,557)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

For the three months ended June 30, 2014, compensation and benefits expense and other operating expenses totaled $14.3 million, representing an increase of $1.1 million from the total of $13.2 million for the six months ended June 30, 2013. This increase was due to a $749,000 increase in compensation and benefits expense resulting primarily from annual merit increases and planned staffing increases along with an increase of $346,000 in other operating expenses.

For the six months ended June 30, 2014, compensation and benefits expense and other operating expenses totaled $29.2 million, representing an increase of $3.0 million from the total of $26.2 million for the six months ended June 30, 2013. This increase was due to a $2.0 million increase in compensation and benefits expense resulting primarily from annual merit increases and planned staffing increases along with an increase of $923,000 in other operating expenses.

Our share of the costs and expenses of operating the FHFA and the Office of Finance totaled $1.3 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively.

Our share of the costs and expenses of operating the FHFA and the Office of Finance totaled $2.8 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively.

FINANCIAL CONDITION

Advances

At June 30, 2014, the advances portfolio totaled $32.3 billion, an increase of $4.8 billion compared with $27.5 billion at December 31, 2013.

The following table summarizes advances outstanding by product type at June 30, 2014, and December 31, 2013.

Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2014		December 31, 2013
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$10,611,414	33.1%	$10,340,279	38.0%
Long-term	10,599,742	33.1	10,331,903	38.0
Putable	2,371,175	7.4	2,492,175	9.1
Amortizing	881,567	2.8	868,869	3.2
Overnight	726,840	2.3	1,473,251	5.4
All other fixed-rate advances	72,000	0.2	72,500	0.3
	25,262,738	78.9	25,578,977	94.0

Variable-rate advances
Simple variable	6,615,000	20.7	1,485,000	5.5
Putable	108,000	0.3	116,000	0.4
All other variable-rate indexed advances	46,231	0.1	31,287	0.1
	6,769,231	21.1	1,632,287	6.0
Total par value	$32,031,969	100.0%	$27,211,264	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At June 30, 2014, we had advances outstanding to 307, or 69.1 percent, of our 444 members. At December 31, 2013, we had advances outstanding to 302, or 68.2 percent, of our 443 members.

The following table presents the top five advance-borrowing institutions at June 30, 2014, and the interest earned on outstanding advances to such institutions for the six months ended June 30, 2014.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2014
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended June 30, 2014	Advances Interest Income for the Six Months Ended June 30, 2014
RBS Citizens N.A.	$6,468,849	20.2%	0.26%	$3,592	$5,750
People's United Bank	2,535,841	7.9	0.20	1,226	2,712
Webster Bank, N.A.	2,217,275	6.9	0.50	2,656	5,156
Berkshire Bank	964,035	3.0	0.27	745	1,477
Brookline Bank	787,371	2.5	0.93	1,782	3,475
Total of top five advance-borrowing institutions	$12,973,371	40.5%		$10,001	$18,570
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

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

We assign each non-insurance company borrower to one of the following three credit status categories based primarily on our assessment of the borrower's overall financial condition and other factors:

•	Category-1: members that are generally in satisfactory financial condition;

•	Category-2: members that show weakening financial trends in key financial indices and/or regulatory findings; and

•	Category-3: members with financial weaknesses that present an elevated level of concern. We also place housing associates and non-member borrowers in Category-3.

We lend to insurance company members upon a review of an updated statement of their financial condition and their pledge of sufficient amounts of eligible collateral.

Advances outstanding to borrowers in Category-1 status at June 30, 2014, totaled $22.8 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $54.2 billion as of June 30, 2014. Of this total, $2.5 billion of securities have been delivered to us or to an approved third-party custodian, an additional $2.4 billion of securities are held by borrowers' securities corporations, and $7.0 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at June 30, 2014, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of June 30, 2014 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	266	$22,821,375	$54,227,131	237.6%
Category-2	18	6,901,439	10,361,851	150.1
Category-3	18	560,235	915,743	163.5
Insurance companies	11	1,748,920	2,073,164	118.5
Total	313	$32,031,969	$67,577,889	211.0%
The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of June 30, 2014.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$34,792,336
Collateral specifically listed and identified	29,045,444
Collateral delivered to us	9,067,999

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2013 Annual Report. At both June 30, 2014, and December 31, 2013, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at June 30, 2014, and December 31, 2013, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Investments

At June 30, 2014, investment securities and short-term money market instruments totaled $18.5 billion, compared with $13.0 billion at December 31, 2013.

Short-term money market investments totaled $9.8 billion and $4.6 billion at June 30, 2014, and December 31, 2013, respectively.

Investment securities increased $402.4 million to $8.8 billion at June 30, 2014, compared with December 31, 2013. The increase was attributable to an increase of $1.2 billion in MBS offset by a decrease of $811.3 million in agency debentures.

Our MBS investment portfolio consists of the following categories of securities as of June 30, 2014, and December 31, 2013. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	June 30, 2014	December 31, 2013
Residential MBS - U.S. government-guaranteed and GSE	62.1%	60.2%
Commercial MBS - U.S. government-guaranteed and GSE	23.5	22.1
Private-label residential MBS	14.1	17.4
ABS backed by home-equity loans	0.3	0.3
Total MBS	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note 5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on our investment securities.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity and currently consisting of overnight risk only) money market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis; currently all such placements expire within one day.

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of June 30, 2014 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$241	$—	$—	$—	$—
Securities purchased under agreements to resell	—	3,750,000	4,050,000	—	—	—
Federal funds sold	—	750,000	1,200,000	—	—	—
Total money market instruments	—	4,500,241	5,250,000	—	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	6,999	—	—	—	—
U.S. government-owned corporations	—	266,553	—	—	—	—
GSEs	—	116,971	—	—	—	—
Supranational institutions	436,949	—	—	—	—	—
HFA securities	22,475	40,630	115,851	—	—	2,115
Total non-MBS	459,424	431,153	115,851	—	—	2,115

MBS:
U.S. government guaranteed - residential (2)	—	277,354	—	—	—	—
U.S. government guaranteed - commercial (2)	—	948,960	—	—	—	—
GSE – residential (2)	—	4,547,765	—	—	—	—
GSE – commercial (2)	—	881,678	—	—	—	—
Private-label – residential	7,721	627	42,443	92,201	955,252	9
ABS backed by home-equity loans	572	1,136	8,358	2,352	4,420	4,198
Total MBS	8,293	6,657,520	50,801	94,553	959,672	4,207

Total investment securities	467,717	7,088,673	166,652	94,553	959,672	6,322

Total investments	$467,717	$11,588,914	$5,416,652	$94,553	$959,672	$6,322
_______________________

(1)	Ratings are obtained from Moody's, Fitch Ratings Inc. (Fitch), and S&P and are as of June 30, 2014. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At June 30, 2014, our unsecured credit exposure related to money market instruments and debentures, including accrued interest, was $2.8 billion to seven counterparties and issuers, of which $2.0 billion was for federal funds sold, and $841.3 million was for debentures issued by GSEs, U.S. government-owned corporations and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of June 30, 2014:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of June 30, 2014

Issuer / counterparty	Percent
National Australia Bank LTD (1)	26.9%
National Bank of Canada (1)	21.5
Bank of Nova Scotia (1)	21.5
Inter-American Development Bank (a supranational institution)	15.9
_______________________

(1)	Overnight federal funds sold

Of our $8.4 billion in par value of MBS and ABS investments at June 30, 2014, $1.8 billion in par value are private-label MBS. These private-label MBS are comprised as follows:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	June 30, 2014			December 31, 2013
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$13,876	$164,300	$178,176	$15,585	$176,416	$192,001
Alt-A	29,433	1,605,082	1,634,515	31,040	1,684,971	1,716,011
Total private-label residential MBS	43,309	1,769,382	1,812,691	46,625	1,861,387	1,908,012
ABS backed by home equity loans
Subprime	—	22,409	22,409	—	23,980	23,980
Total par value of private-label MBS	$43,309	$1,791,791	$1,835,100	$46,625	$1,885,367	$1,931,992
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The amounts outstanding as of June 30, 2014, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of June 30, 2014, reflect the percentage of subordinated class outstanding balances as of June 30, 2014, to our senior class outstanding balances as of June 30, 2014, weighted by the par value of our respective senior class securities, and shown by year of securitization. Average current credit enhancements as of June 30, 2014, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization At June 30, 2014 (dollars in thousands)

		Year of Securitization
	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$8,319	$—	$—	$7,721	$598
Double-A	1,763	—	—	—	1,763
Single-A	50,801	—	—	27,903	22,898
Triple-B	95,080	—	—	19,676	75,404
Below Investment Grade
Double-B	63,046	—	—	32,108	30,938
Single-B	75,742	17,444	—	45,983	12,315
Triple-C	876,784	204,849	479,250	176,312	16,373
Double-C	305,288	124,516	140,617	40,155	—
Single-C	74,209	7,490	31,884	34,835	—
Single-D	279,861	75,423	76,106	127,570	762
Unrated	4,207	—	—	—	4,207
Total	$1,835,100	$429,722	$727,857	$512,263	$165,258

Amortized cost	$1,418,613	$302,605	$506,904	$444,925	$164,179
Gross unrealized losses	(47,876)	(6,861)	(12,498)	(20,909)	(7,608)
Fair value	1,435,104	316,969	524,835	436,366	156,934
Other-than-temporary impairment for the six months ended June 30, 2014
Total other-than-temporary impairment losses on held-to-maturity securities	$—	$—	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(857)	(465)	(375)	—	(17)
Net impairment losses on held-to-maturity securities recognized in income	$(857)	$(465)	$(375)	$—	$(17)

Weighted average percentage of fair value to par value	78.20%	73.76%	72.11%	85.18%	94.96%
Original weighted average credit support	26.30	28.53	28.74	26.15	10.17
Weighted average credit support	10.75	6.85	6.70	16.45	21.07
Weighted average collateral delinquency (1)	27.24	33.98	30.76	20.94	13.68
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Insured Investments

Certain of our private-label MBS are insured by monoline insurers that guarantee the timely payment of principal and interest on such MBS if such payments cannot be satisfied from the cash flows of the underlying mortgage pool. As of June 30, 2014, our private-label MBS and ABS backed by home equity loan investments covered by monoline insurance was $97.5 million, of which $94.2 million represents private-label MBS covered by the monoline bond insurance for some period of time in the cash-flow modeling. Of the $94.2 million, 79.7 percent represents Alt-A MBS and 20.3 percent represents subprime ABS backed by home equity loan investments.

Mortgage Loans

As of June 30, 2014, our mortgage loan investment portfolio totaled $3.4 billion, a decrease of $14.5 million from December 31, 2013.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to September 30, 2015. As of June 30, 2014, we had $508.6 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations in the 2013 Annual Report.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2014	December 31, 2013
Massachusetts	41%	41%
Maine	12	11
Wisconsin	9	8
Connecticut	7	7
California	6	7
All others	25	26
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $2.0 million at June 30, 2014, compared with $2.2 million at December 31, 2013.

For information on the determination of the allowance at June 30, 2014, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2013 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2014	December 31, 2013
Total par value past due 90 days or more and still accruing interest	$16,187	$19,450
Nonaccrual loans, par value	41,811	46,012
Troubled debt restructurings (not included above)	3,101	2,589

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (5.8 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (34.3 percent by outstanding principal balance). The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of June 30, 2014.

Summary of Higher-Risk Conventional Mortgage Loans As of June 30, 2014 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$150,493	5.49%	2.18%	8.89%
High loan-to-value loans (2)	14,328	2.42	1.08	13.87
Subprime and high loan-to-value loans (3)	2,310	2.79	—	23.30
Total high-risk loans	$167,131	5.19%	2.05%	9.52%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower. This category only includes loans with loan-to-value ratios less than 100 percent.

(2)	High loan-to-value loans have an estimated current loan-to-value ratio greater than 100 percent based on movements in property values in the CBSA where the property securing the loan is located.

(3)	These loans are subprime and also have a current estimated loan-to-value ratio greater than 100 percent.

Our portfolio consists solely of fixed-rate conventionally amortizing first-lien mortgage loans.

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of June 30, 2014, we were the beneficiary of primary mortgage insurance coverage of $52.4 million on $214.9 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $23.1 million on mortgage pools with a total unpaid principal balance of $397.1 million.

Deposits

At June 30, 2014, and December 31, 2013, deposits totaled $466.8 million and $517.6 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both June 30, 2014, and December 31, 2013, amounted to a par amount of $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivatives

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a FCM with a DCO are classified as assets or liabilities according to the net fair value of those derivatives which have been transacted through a particular FCM with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $11.7 million and $4.3 million as of June 30, 2014, and December 31, 2013, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $592.4 million and $608.2 million as of June 30, 2014, and December 31, 2013, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2014, and December 31, 2013. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2014		December 31, 2013
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,766,230	$(246,950)	$4,962,980	$(277,060)
	Swaps	Economic	164,500	(1,675)	154,500	(893)
Total associated with advances			4,930,730	(248,625)	5,117,480	(277,953)
Available-for-sale securities	Swaps	Fair value	611,915	(272,592)	611,915	(218,658)
	Caps and floors	Economic	300,000	1	300,000	43
Total associated with available-for-sale securities			911,915	(272,591)	911,915	(218,615)
Trading securities	Swaps	Economic	210,000	(19,712)	215,000	(18,602)
COs	Swaps	Fair value	5,797,695	9,039	6,112,695	(14,453)
	Swaps	Economic	172,500	8	904,000	120
	Forward starting swaps	Cash flow	1,353,800	(44,796)	1,410,800	(51,466)
Total associated with COs			7,323,995	(35,749)	8,427,495	(65,799)
Deposits	Swaps	Fair value	20,000	362	20,000	1,143
Total			13,396,640	(576,315)	14,691,890	(579,826)
Mortgage delivery commitments			22,314	137	11,056	(35)
Total derivatives			$13,418,954	(576,178)	$14,702,946	(579,861)
Accrued interest				(22,660)		(26,249)
Cash collateral and accrued interest				18,111		2,276
Net derivatives				$(580,727)		$(603,834)
Derivative asset				$11,708		$4,318
Derivative liability				(592,435)		(608,152)
Net derivatives				$(580,727)		$(603,834)
 _______________________

(1)
Embedded advance derivatives separated from the host contract with a notional amount of $164.5 million and $154.5 million as of June 30, 2014, and December 31, 2013, respectively, and fair values of $1.7 million and $892,000, respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $10.6 billion, representing 78.7 percent of all derivatives outstanding as of June 30, 2014. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of June 30, 2014 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$556,615	$(6,453)	$556,615	$6,445	2.94%	0.23%	2.68%	0.49%
Due after one year through two years	563,095	(22,480)	563,095	22,486	3.11	0.23	2.83	0.51
Due after two years through three years	1,481,130	(89,933)	1,481,130	89,046	3.30	0.23	3.06	0.47
Due after three years through four years	1,286,250	(95,894)	1,286,250	95,328	3.44	0.23	3.31	0.36
Due after four years through five years	548,850	(24,601)	548,850	24,601	2.93	0.23	2.53	0.63
Thereafter	330,290	(7,589)	330,290	7,578	2.81	0.23	2.34	0.70
Total	$4,766,230	$(246,950)	$4,766,230	$245,484	3.20%	0.23%	2.94%	0.49%
_______________________

(1)	Included in the advances hedged amount are $2.4 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2014.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of June 30, 2014 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,252,695	$2,550	$1,252,695	$(2,550)	1.10%	0.61%	0.14%	0.63%
Due after one year through two years	1,309,000	11,305	1,309,000	(11,340)	0.90	0.94	0.15	0.11
Due after two years through three years	1,131,000	238	1,131,000	(314)	0.85	0.86	0.11	0.10
Due after three years through four years	580,000	521	580,000	351	1.08	1.08	0.04	0.04
Due after four years through five years	470,000	3,011	470,000	(1,261)	1.78	1.78	0.12	0.12
Thereafter	1,055,000	(8,586)	1,055,000	8,495	1.46	1.46	0.01	0.01
Total	$5,797,695	$9,039	$5,797,695	$(6,619)	1.12%	1.03%	0.10%	0.19%
_______________________

(1)	Included in the CO bonds hedged amount are $2.8 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2014.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivatives Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently are receiving only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in-the-money). The resulting net exposure at fair value is reflected in the derivatives table below. We presently pledge securities collateral for bilateral derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we would owe the counterparty a net settlement amount if our derivatives were liquidated) by an amount that exceeds an exposure threshold defined in our master netting agreement with the counterparty. We may also pledge cash collateral, including, for cleared derivatives, initial and variation margin as required by the applicable DCO. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of June 30, 2014.

Derivatives Counterparty Current Credit Exposure As of June 30, 2014 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Double-A	$525,000	$2,090	$—	$—	$2,090
Single-A	355,000	650	(610)	—	40
Cleared derivatives	2,121,800	(9,280)	18,721	—	9,441

Liability positions with credit exposure:
Bilateral derivatives
Single-A	1,570,750	(56,587)	—	59,282	2,695
Triple-B	782,310	(47,487)	—	49,706	2,219
Total derivative positions with nonmember counterparties to which we had credit exposure	5,354,860	(110,614)	18,111	108,988	16,485

Mortgage delivery commitments (2)	22,314	137	—	—	137
Total	$5,377,174	$(110,477)	$18,111	$108,988	$16,622

Derivative positions without credit exposure: (3)
Double-A	$294,000
Single-A	6,187,240
Triple-B	1,560,540
Total derivative positions without credit exposure	$8,041,780
_______________________

(1)
Bilateral derivatives ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor is used.

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

(3)
These represent derivatives positions with counterparties for which we are in a net liability position, and for which we have delivered securities collateral to the counterparty in an amount equal to or less than the net derivative liability, or derivative positions with counterparties for which we are in a net asset position, and for which the counterparty has delivered collateral to us in an amount which exceeds our net derivative asset.

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

Liquidity

Internal Sources of Liquidity

We maintain structural liquidity to support our day-to-day business needs and our contractual obligations. We define structural liquidity as projected net cash flow adjusted to assume all maturing advances are renewed, member overnight deposits are withdrawn at a rate of 50 percent per day, and loan investment commitments are taken down at a rate in excess of our ordinary experience (such adjustments are collectively referred to as our secondary uses of funds). We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable. We have a management action trigger based on our structural liquidity, which is a five business day test that is triggered if structural liquidity is less than negative $1.0 billion. We complied with this management action trigger at all times during the quarter ended June 30, 2014.

The following table shows our structural liquidity as of June 30, 2014.

Structural Liquidity As of June 30, 2014 (dollars in thousands)

5 Days
Projected net cash flow	$8,301,606
Less: Secondary uses of funds	(3,115,094)
Structural liquidity	$5,186,512

We also have a management action trigger based on projected net cash flow. This is a 21 business day test which is triggered if projected net cash flow is negative at or before day 21. We complied with this management action trigger at all times during the quarter ended June 30, 2014. At June 30, 2014, projected net cash flow at day 21 was $9.5 billion.

FHFA regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. For contingency liquidity, we define adjusted net cash flow as projected sources of funds less uses of funds excluding reliance on access to the CO debt markets and including funding a portion of outstanding letters of credit. We complied with this requirement at all times during the six months ended June 30, 2014. As of June 30, 2014, and December 31, 2013, we held a surplus of $14.3 billion and $10.9 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of June 30, 2014.

Contingency Liquidity As of June 30, 2014 (dollars in thousands)
Cumulative Fifth Business Day
Adjusted net cash flow	$210,630
Contingency borrowing capacity (exclusive of CO issuances)	14,078,140
Net contingency liquidity	$14,288,770

In addition, certain FHFA guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the six months ended June 30, 2014.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the six months ended June 30, 2014. During the three months ended June 30, 2014, this gap averaged 1.2 percent (maximum level 1.9 percent and minimum level 0.8 percent). As of June 30, 2014, this gap was 0.8 percent, compared with 2.1 percent at December 31, 2013.

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

Debt Financing — Consolidated Obligations

At June 30, 2014, and December 31, 2013, outstanding COs, including both CO bonds and CO discount notes, totaled $49.9 billion and $39.5 billion, respectively.

CO bonds outstanding for which we are primarily liable at June 30, 2014, and December 31, 2013, include issued callable bonds totaling $4.5 billion and $2.5 billion, respectively.

CO discount notes comprised 52.3 percent and 40.6 percent of the outstanding COs for which we are primarily liable at June 30, 2014, and December 31, 2013, respectively, but accounted for 91.8 percent and 88.2 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2014 and 2013, respectively, due, in particular, to our frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we are primarily liable.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and stable market access during the period covered by this report. Further, financial markets have remained generally calm. Due to diminished issuance by the other GSEs, our relative cost of issuing long-term debt as measured against yields on similar-term U.S. Treasury obligations remains low compared with historical averages.

Capital

Capital at June 30, 2014, was $2.9 billion, an increase of $44.3 million from $2.8 billion at December 31, 2013. Capital stock decreased by $40.6 million and accumulated other comprehensive loss totaled $445.4 million at June 30, 2014, an improvement of $36.1 million from December 31, 2013. Restricted retained earnings totaled $120.3 million at June 30, 2014, and $106.8 million at December 31, 2013. Total retained earnings at June 30, 2014, grew to $837.6 million, an increase of $48.8 million from December 31, 2013. Amounts in our restricted retained earnings account are not available to be paid as dividends. For information on our restricted retained earnings contribution requirement, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital in the 2013 Annual Report.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2014, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock declined $373.4 million to $604.0 million as of June 30, 2014, from $977.3 million as of year-end 2013, due to the Bank's repurchase of excess capital stock.
For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock in the 2013 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at June 30, 2014, and December 31, 2013 (dollars in thousands).

Expiry of Redemption Period	June 30, 2014	December 31, 2013
Past redemption date (1)	$697	$697
Due in one year or less	—	—
Due after one year through two years	70,058	—
Due after two years through three years	514	116,745
Due after three years through four years	532,380	832
Due after four years through five years	338	859,074
Total	$603,987	$977,348
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Our ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2013 Annual Report. As discussed in that Item, we may repurchase excess stock at our sole discretion, although we note our continuing moratorium on repurchases of excess stock at the member's request other than in limited, former member-related instances of insolvency. Notwithstanding the moratorium, we have conducted and expect to continue to conduct partial repurchases of excess stock as discussed in Item 1 — Business — Capital Resources — Repurchases of Excess Stock in the 2013 Annual Report. We repurchased $500.0 million of excess stock on each of May 1, 2014 and July 31, 2014.

At June 30, 2014, and December 31, 2013, excess stock totaled $1.1 billion and $1.7 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2014	$622,956	$1,403,731	$2,026,709	$3,093,847	$1,067,138
December 31, 2013	626,354	1,169,536	1,795,913	3,507,819	1,711,906

_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 24, 2014, the Director of the FHFA notified us that, based on March 31, 2014, financial information, we met the definition of adequately capitalized under the Capital Rule.

For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2013 Annual Report.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital as discussed below and under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies in the 2013 Annual Report.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 7.2 percent at June 30, 2014.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed the sum of our regulatory capital requirement plus our minimum retained earnings target (together, our internal minimum capital requirement). As of June 30, 2014, this internal minimum capital requirement equaled $2.9 billion, which was satisfied by our actual regulatory capital of $3.9 billion.

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

The FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP and interest expense on mandatorily redeemable capital stock. Based on our net income of $67.4 million for the six months ended June 30, 2014, our AHP assessment was $8.2 million. See Item 1 — Business — Assessments in the 2013 Annual Report for additional information regarding the AHP assessment.

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

As of June 30, 2014, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements. Described below are the results of the sensitivity analysis for other-than-temporary impairment of private-label MBS.

Other-Than-Temporary Impairment of Investment Securities

See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information related to management's other-than-temporary impairment analysis for the current period.

In addition to evaluating our residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index scenario that was determined by the OTTI Governance Committee. This more stressful scenario was based on a housing price forecast that was decreased five percentage points followed by a recovery path that is 33.0 percent lower than the base case. The base case and adverse case scenarios for other-than-temporarily impaired private-label MBS for the three months ended June 30, 2014, were $399,000 and
$3.0 million, respectively.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Designation of Size and Composition of the Board of Directors for 2015. On June 18, 2014, the Director of the FHFA determined that a 16-member board of directors will govern the Bank for 2015, comprised of nine member directorships (the addition of one member directorship for Connecticut) and seven independent directorships (no change from this year).

Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940, as amended. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations among other things will require:

•
institutional prime money market funds to maintain a floating net asset value which would result in the daily share prices of the money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	enhanced diversification, disclosure and stress testing requirements as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory the treatment of COs as liquid assets. FHLBank discount notes continue to be included in the definition of “daily liquid assets,” and the definition of "weekly liquid assets" continues to include FHLBank discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for COs is unknown.

Stress Test Disclosure. On July 17, 2014, we posted the results of our 2014 stress test as required by FHFA regulations, which results can be found at the following address: http://www.fhlbboston.com/downloads/aboutus/stress_test.pdf.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at June 30, 2014, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.3 billion, compared with $13.4 billion at December 31, 2013);

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate risk of our debt (at June 30, 2014, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.7 billion, compared with $1.2 billion at December 31, 2013);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements, was $6.0 billion, or 25.3 percent of our total outstanding CO bonds at June 30, 2014, compared with $7.0 billion, or 30.2 percent of total outstanding CO bonds, at December 31, 2013);

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

Measurement of Market and Interest-Rate Risk

We measure our exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. We also measure Value at Risk (VaR), duration of equity, convexity and the other metrics discussed below.

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

•	duration of equity, which measures percentage change to market value for a 100 basis point shift in rates;

•	MVE sensitivity, which is the percent change in MVE in various shocked interest rate scenarios vs. base case MVE;

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

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at June 30, 2014, and December 31, 2013,

Interest/Market-Rate Risk Metric	At June 30, 2014	At December 31, 2013	Target, Limit or Management Action Trigger at June 30, 2014
MVE	$3.8 billion	$4.2 billion	None
MVE/BVE	97.9%	97.5%	None
MVE/Par Stock	124.4%	119.4%	100% or higher (target)
Economic Capital Ratio	7.0%	9.3%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$79.2 million	$136.9 million	Maintain below $275.0 million (limit)
Duration of Equity	-0.6 years	+0.9 years	Maintain below +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(1.7)%	(3.5)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	-0.5 months	+1.0 months	None
MPF Portfolio VaR	$65.3 million	$87.0 million	Maintain below $68.8 million (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 257 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 173 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

See Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios in the 2013 annual report on Form 10-K for a discussion of the MPF Portfolio VaR at December 31, 2013, which exceeded the threshold for our management action trigger at that date.

Value at Risk. The table below presents the historical simulation VaR estimate as of June 30, 2014, and December 31, 2013, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2014		December 31, 2013
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	0.10%	$3.9	(0.12)%	$(5.0)
75%	0.30	11.6	0.46	19.1
95%	1.05	40.4	1.64	68.8
99%	2.06	79.2	3.27	136.9
_______________________

(1)	Loss exposure is expressed as a percentage of base MVE.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

Convexity Management Action Trigger and Limit. We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. In particular, we measure the convexity of our MVE and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent in an up or down 200 basis point parallel rate shock scenario. Our policies require management to notify the board of director’s risk committee if the limit is breached and to take steps to reduce the risk exposure.

The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in thousands).

	June 30, 2014
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE	$3,750	$3,784	$3,813	$3,849	$3,855	$3,796	$3,704
Percent change in MVE from base	(2.6)%	(1.7)%	(1.0)%	—%	0.2%	(1.4)%	(3.8)%
MVE/BVE	95.4%	96.2%	97.0%	97.9%	98.1%	96.5%	94.2%
MVE/Par Stock	121.2%	122.3%	123.2%	124.4%	124.6%	122.7%	119.7%
Duration of Equity	+0.5 years	-0.8 years	-0.8 years	-0.6 years	+0.8 years	+2.0 years	+2.6 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.6%	2.6%	2.6%	3.0%	3.1%	2.9%	2.6%
Net income percent change from base	(21.9)%	(21.1)%	(23.2)%	—%	31.7%	54.1%	74.8%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for June 30, 2014, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock.

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

As shown in the percent change in MVE lines in the above tables, we satisfied the limit at each period ended June 30, 2014, and December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the end of the quarter covered by this report, we agreed with certain defendants in our private-label MBS litigation to settle our claims against them, for an aggregate amount of $17.4 million (which amount is net of legal fees and expenses). Our litigation continues against various other defendants, including securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label mortgage-backed securities. The current list of defendants in these actions includes the following and/or their affiliates and subsidiaries and/or defendants under their control or controlled by affiliates or subsidiaries thereof: Barclays Capital Inc.; The Bear Stearns Companies LLC; Credit Suisse (USA), Inc.; DB Structured Products, Inc.; DB U.S. Financial Market Holding Corporation; EMC Mortgage Corporation; Impac Mortgage Holdings, Inc.; JPMorgan Chase & Co.; Moody's; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; S&P, UBS Americas Inc.; and WaMu Capital Corp.

For additional information on the litigation, see Item 3 — Legal Proceedings — Private-label MBS Complaint in the 2013 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Exhibit Description
10.1	Third Amendment to the Pension Benefit Equalization Plan effective June 30, 2014*
10.2	Fourth Amendment to the Thrift Benefit Equalization Plan effective June 30, 2014*
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*     Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 8, 2014	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
August 8, 2014	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer