Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Boston
filed 2014-11-07
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2014
Class A Stock, par value $100	zero
Class B Stock, par value $100	26,532,662

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$1,800,188	$641,033
Interest-bearing deposits	210	195
Securities purchased under agreements to resell	3,500,000	3,750,000
Federal funds sold	2,450,000	850,000
Investment securities:
Trading securities	245,337	247,174
Available-for-sale securities - includes $3,381 pledged as collateral at December 31, 2013, that may be repledged	5,426,300	3,995,310
Held-to-maturity securities - includes $72,725 and $65,996 pledged as collateral at September 30, 2014, and December 31, 2013, respectively that may be repledged (a)	3,543,580	4,138,661
Total investment securities	9,215,217	8,381,145
Advances	31,409,529	27,516,678
Mortgage loans held for portfolio, net of allowance for credit losses of $2,367 and $2,221 at September 30, 2014, and December 31, 2013, respectively	3,403,883	3,368,476
Accrued interest receivable	71,560	83,458
Premises, software, and equipment, net	3,320	4,108
Derivative assets, net	12,636	4,318
Other assets	38,323	38,665
Total Assets	$51,904,866	$44,638,076
LIABILITIES
Deposits	$520,864	$517,565
Consolidated obligations (COs):
Bonds	25,011,037	23,465,906
Discount notes	22,559,486	16,060,781
Total COs	47,570,523	39,526,687
Mandatorily redeemable capital stock	244,045	977,348
Accrued interest payable	100,364	83,386
Affordable Housing Program (AHP) payable	64,831	62,591
Derivative liabilities, net	513,832	608,152
Other liabilities	61,169	24,602
Total liabilities	49,075,628	41,800,331
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 23,935 shares and 25,305 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	2,393,508	2,530,471
Retained earnings:
Unrestricted	746,329	681,978
Restricted	129,863	106,812
Total retained earnings	876,192	788,790
Accumulated other comprehensive loss	(440,462)	(481,516)
Total capital	2,829,238	2,837,745
Total Liabilities and Capital	$51,904,866	$44,638,076
_______________________________________
(a)   Fair values of held-to-maturity securities were $3,920,778 and $4,499,441 at September 30, 2014, and December 31, 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Advances	$57,456	$56,405	$170,148	$172,445
Prepayment fees on advances, net	1,179	1,821	4,441	18,437
Securities purchased under agreements to resell	886	478	2,267	1,896
Federal funds sold	1,027	545	2,416	1,291
Trading securities	2,346	2,363	7,051	7,201
Available-for-sale securities	18,911	14,437	46,195	49,197
Held-to-maturity securities	27,245	30,750	85,715	93,761
Prepayment fees on investments	130	1,605	1,240	5,331
Mortgage loans held for portfolio	30,918	31,474	94,136	96,166
Other	3	1	5	4
Total interest income	140,101	139,879	413,614	445,729
INTEREST EXPENSE
COs - bonds	82,489	78,715	238,193	243,113
COs - discount notes	4,620	1,846	11,515	5,057
Deposits	29	3	50	12
Mandatorily redeemable capital stock	1,358	911	7,632	2,083
Other borrowings	1	1	4	3
Total interest expense	88,497	81,476	257,394	250,268
NET INTEREST INCOME	51,604	58,403	156,220	195,461
Provision (reduction of provision) for credit losses	373	83	294	(2,194)
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	51,231	58,320	155,926	197,655
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(243)	(80)	(243)	(180)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(68)	(1,448)	(925)	(2,163)
Net other-than-temporary impairment losses on investment securities, credit portion	(311)	(1,528)	(1,168)	(2,343)
Litigation settlements	17,543	812	22,012	812
Loss on early extinguishment of debt	(163)	(568)	(2,755)	(4,956)
Service fees	1,874	1,797	5,159	4,909
Net unrealized (losses) gains on trading securities	(2,387)	726	576	(11,278)
Net gains (losses) on derivatives and hedging activities	1,411	(1,070)	(1,264)	6,175
Other	(182)	(293)	(581)	(3,000)
Total other income (loss)	17,785	(124)	21,979	(9,681)
OTHER EXPENSE
Compensation and benefits	8,990	9,162	27,847	25,983
Other operating expenses	4,961	4,693	15,273	14,082
Federal Housing Finance Agency (the FHFA)	576	666	1,960	2,373
Office of Finance	654	655	2,063	1,908
Other	492	608	1,857	2,283
Total other expense	15,673	15,784	49,000	46,629
INCOME BEFORE ASSESSMENTS	53,343	42,412	128,905	141,345
AHP	5,470	4,333	13,654	14,343
NET INCOME	$47,873	$38,079	$115,251	$127,002

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$47,873	$38,079	$115,251	$127,002
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(9,274)	(17,195)	20,397	(61,671)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion	—	—	—	(63)
Reclassification of noncredit portion included in net income	68	1,448	925	2,226
Accretion of noncredit portion	12,531	14,256	37,278	44,000
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	12,599	15,704	38,203	46,163
Net unrealized (losses) gains relating to hedging activities
Unrealized (losses) gains	(1,482)	(6,173)	(21,222)	11,001
Reclassification adjustment for previously deferred hedging gains and losses included in net income	3,149	4	3,878	11
Total net unrealized gains (losses) relating to hedging activities	1,667	(6,169)	(17,344)	11,012
Pension and postretirement benefits	(67)	(323)	(202)	(969)
Total other comprehensive income (loss)	4,925	(7,983)	41,054	(5,465)
Total comprehensive income	$52,798	$30,096	$156,305	$121,537

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2012	34,552	$3,455,165	$523,203	$64,351	$587,554	$(476,620)	$3,566,099
Proceeds from sale of capital stock	1,203	120,396					120,396
Repurchase of capital stock	(2,750)	(275,011)					(275,011)
Shares reclassified to mandatorily redeemable capital stock	(8,595)	(859,522)					(859,522)
Comprehensive income			101,601	25,401	127,002	(5,465)	121,537
Cash dividends on capital stock			(8,811)		(8,811)		(8,811)
BALANCE, SEPTEMBER 30, 2013	24,410	$2,441,028	$615,993	$89,752	$705,745	$(482,085)	$2,664,688

BALANCE, DECEMBER 31, 2013	25,305	$2,530,471	$681,978	$106,812	$788,790	$(481,516)	$2,837,745
Proceeds from sale of capital stock	1,297	129,721					129,721
Repurchase of capital stock	(2,664)	(266,346)					(266,346)
Shares reclassified to mandatorily redeemable capital stock	(3)	(338)					(338)
Comprehensive income			92,200	23,051	115,251	41,054	156,305
Cash dividends on capital stock			(27,849)		(27,849)		(27,849)
BALANCE, SEPTEMBER 30, 2014	23,935	$2,393,508	$746,329	$129,863	$876,192	$(440,462)	$2,829,238

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$115,251	$127,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(53,714)	(36,170)
Provision (reduction of provision) for credit losses	294	(2,194)
Change in net fair-value adjustments on derivatives and hedging activities	(61,402)	(21,529)
Net other-than-temporary impairment losses on investment securities, credit portion	1,168	2,343
Loss on early extinguishment of debt	2,755	4,956
Other adjustments	153	583
Net change in:
Market value of trading securities	(576)	11,278
Accrued interest receivable	11,896	24,461
Other assets	5,237	2,862
Accrued interest payable	16,978	4,850
Other liabilities	1,856	7,107
Total adjustments	(75,355)	(1,453)
Net cash provided by operating activities	39,896	125,549

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(26,875)	(3,948)
Securities purchased under agreements to resell	250,000	2,515,000
Federal funds sold	(1,600,000)	100,000
Premises, software, and equipment	(716)	(671)
Trading securities:
Proceeds from long-term	2,413	13,045
Available-for-sale securities:
Proceeds from long-term	1,123,129	1,506,945
Purchases of long-term	(2,452,584)	(289,846)
Held-to-maturity securities:
Proceeds from long-term	653,616	1,089,923
Advances to members:
Proceeds	210,734,280	157,664,653
Disbursements	(214,711,518)	(159,602,066)
Mortgage loans held for portfolio:
Proceeds	311,167	595,488
Purchases	(358,866)	(535,022)
Proceeds from sale of foreclosed assets	7,455	9,454
Net cash (used in) provided by investing activities	(6,068,499)	3,062,955

FINANCING ACTIVITIES
Net change in deposits	4,821	(23,462)
Net payments on derivatives with a financing element	(13,294)	(14,275)
Net proceeds from issuance of COs:
Discount notes	97,204,190	40,911,806

Bonds	9,192,605	4,802,462
Bonds transferred from other Federal Home Loan Banks (the FHLBanks)	—	80,135
Payments for maturing and retiring COs:
Discount notes	(90,706,106)	(39,074,702)
Bonds	(7,596,332)	(6,677,223)
Proceeds from issuance of capital stock	129,721	120,396
Payments for redemption of mandatorily redeemable capital stock	(733,641)	(97,995)
Payments for repurchase of capital stock	(266,346)	(275,011)
Cash dividends paid	(27,860)	(8,808)
Net cash provided by (used in) financing activities	7,187,758	(256,677)
Net increase in cash and due from banks	1,159,155	2,931,827
Cash and due from banks at beginning of the year	641,033	240,945
Cash and due from banks at end of the period	$1,800,188	$3,172,772
Supplemental disclosures:
Interest paid	$303,643	$309,767
AHP payments	$10,170	$8,842
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$7,141	$7,863

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance becomes effective for us for the interim and annual periods beginning after December 15, 2014, and may be adopted using either the modified retrospective transition method or the prospective transition method. The adoption of the new guidance is not expected to have a significant impact on our financial condition, results of operations, or cash flows.
Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and provided guidance on accounting for repurchase financing arrangements. This amendment requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. The guidance will be effective for the first interim or annual period beginning after December 15, 2014, and early adoption is prohibited. The changes in accounting for transactions outstanding on the effective date are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of the new guidance is not expected to have a significant impact on our financial condition, results of operations, or cash flows.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued guidance for accounting for revenue arising from contracts with customers. This guidance will supersede most current revenue recognition guidance regarding the measurement of revenue and timing of when it is recognized and provides for the recognition of revenue in an amount that the entity expects to be entitled to in exchange for goods or services. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of other standards, such as financial instruments, guarantees (other than product or service warranties), insurance contracts, or lease contracts.

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

Note 3 — Trading Securities

Major Security Types. Our trading securities as of September 30, 2014, and December 31, 2013, were (dollars in thousands):

	September 30, 2014	December 31, 2013
Mortgage-backed securities (MBS)
U.S. government guaranteed – residential	$12,786	$14,331
Government-sponsored enterprise (GSE) – residential	2,539	3,486
GSE – commercial	230,012	229,357
Total	$245,337	$247,174

Net unrealized gains or losses on trading securities for the nine months ended September 30, 2014 and 2013, amounted to net gains of $576,000 and net losses of $11.3 million for securities held on September 30, 2014 and 2013, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of September 30, 2014, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$457,751	$—	$(22,362)	$435,389
U.S. government-owned corporations	301,449	—	(31,563)	269,886
GSEs	126,243	—	(8,506)	117,737
	885,443	—	(62,431)	823,012
MBS
U.S. government guaranteed – residential	222,025	356	(1,023)	221,358
U.S. government guaranteed – commercial	793,583	29	(4,408)	789,204
GSEs – residential	3,606,617	9,144	(23,035)	3,592,726
	4,622,225	9,529	(28,466)	4,603,288
Total	$5,507,668	$9,529	$(90,897)	$5,426,300
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

The following table summarizes our available-for-sale securities with unrealized losses as of September 30, 2014, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$435,389	$(22,362)	$435,389	$(22,362)
U.S. government-owned corporations	—	—	269,886	(31,563)	269,886	(31,563)
GSEs	—	—	117,737	(8,506)	117,737	(8,506)
	—	—	823,012	(62,431)	823,012	(62,431)

MBS
U.S. government guaranteed – residential	—	—	167,826	(1,023)	167,826	(1,023)
U.S. government guaranteed – commercial	700,590	(4,408)	—	—	700,590	(4,408)
GSEs – residential	1,000,019	(4,739)	1,025,162	(18,296)	2,025,181	(23,035)
	1,700,609	(9,147)	1,192,988	(19,319)	2,893,597	(28,466)
Total temporarily impaired	$1,700,609	$(9,147)	$2,016,000	$(81,750)	$3,716,609	$(90,897)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at September 30, 2014, and December 31, 2013, were (dollars in thousands):

	September 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$780,589	$782,881
Due after one year through five years	—	—	—	—
Due after five years through 10 years	—	—	—	—
Due after 10 years	885,443	823,012	828,618	759,564
	885,443	823,012	1,609,207	1,542,445
MBS (1)	4,622,225	4,603,288	2,487,868	2,452,865
Total	$5,507,668	$5,426,300	$4,097,075	$3,995,310
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of September 30, 2014, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$6,494	$—	$6,494	$413	$—	$6,907
State or local housing-finance-agency obligations (HFA securities)	179,052	—	179,052	45	(22,256)	156,841
	185,546	—	185,546	458	(22,256)	163,748
MBS
U.S. government guaranteed – residential	22,023	—	22,023	520	—	22,543
U.S. government guaranteed – commercial	147,797	—	147,797	475	(12)	148,260
GSEs – residential	1,504,219	—	1,504,219	42,904	(185)	1,546,938
GSEs – commercial	585,973	—	585,973	30,603	—	616,576
Private-label – residential	1,363,262	(285,901)	1,077,361	338,389	(13,415)	1,402,335
Asset-backed securities (ABS) backed by home equity loans	21,484	(823)	20,661	932	(1,215)	20,378
	3,644,758	(286,724)	3,358,034	413,823	(14,827)	3,757,030
Total	$3,830,304	$(286,724)	$3,543,580	$414,281	$(37,083)	$3,920,778

Our held-to-maturity securities as of December 31, 2013, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$8,503	$—	$8,503	$682	$—	$9,185
HFA securities	183,625	—	183,625	30	(19,598)	164,057
GSEs	67,504	—	67,504	160	—	67,664
	259,632	—	259,632	872	(19,598)	240,906
MBS
U.S. government guaranteed – residential	27,767	—	27,767	644	—	28,411
U.S. government guaranteed – commercial	213,144	—	213,144	883	—	214,027
GSEs – residential	1,773,905	—	1,773,905	45,472	(360)	1,819,017
GSEs – commercial	700,348	—	700,348	38,683	—	739,031
Private-label – residential	1,465,379	(323,989)	1,141,390	312,228	(17,595)	1,436,023
ABS backed by home equity loans	23,414	(939)	22,475	986	(1,435)	22,026
	4,203,957	(324,928)	3,879,029	398,896	(19,390)	4,258,535
Total	$4,463,589	$(324,928)	$4,138,661	$399,768	$(38,988)	$4,499,441

The following table summarizes our held-to-maturity securities with unrealized losses as of September 30, 2014, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$135,938	$(22,256)	$135,938	$(22,256)

MBS
U.S. government guaranteed – commercial	11,057	(12)	—	—	11,057	(12)
GSEs – residential	—	—	40,306	(185)	40,306	(185)
Private-label – residential	18,558	(70)	590,411	(40,428)	608,969	(40,498)
ABS backed by home equity loans	—	—	18,863	(1,347)	18,863	(1,347)
	29,615	(82)	649,580	(41,960)	679,195	(42,042)
Total	$29,615	$(82)	$785,518	$(64,216)	$815,133	$(64,298)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at September 30, 2014, and December 31, 2013, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	September 30, 2014			December 31, 2013
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$150	$150	$151	$67,504	$67,504	$67,664
Due after one year through five years	10,086	10,086	10,534	2,794	2,794	2,984
Due after five years through 10 years	17,115	17,115	17,125	27,229	27,229	27,427
Due after 10 years	158,195	158,195	135,938	162,105	162,105	142,831
	185,546	185,546	163,748	259,632	259,632	240,906
MBS (2)	3,644,758	3,358,034	3,757,030	4,203,957	3,879,029	4,258,535
Total	$3,830,304	$3,543,580	$3,920,778	$4,463,589	$4,138,661	$4,499,441
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

Note 6 — Other-Than-Temporary Impairment

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at September 30, 2014. At September 30, 2014, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These unrealized losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of September 30, 2014:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of September 30, 2014, are expected to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

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

•
The U.S. government-guaranteed securities that we hold are MBS issued by the Government National Mortgage Association (Ginnie Mae). The strength of Ginnie Mae's guarantees as a direct obligation from the U.S. government is sufficient to protect us from losses based on current expectations.

•
Agency MBS. For MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations.

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of September 30, 2014, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and to illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of September 30, 2014, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at September 30, 2014.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The FHLBank System governance committee (the OTTI Governance Committee) developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0 percent to an increase of 9.0 percent over the 12-month period beginning July 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from 0.0 percent to an increase of 6.0 percent.

Thereafter, we have projected a different recovery path for each relevant geographic area based on an internally developed mean reversion and moving average framework that we have developed using historical data.

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended September 30, 2014, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities	Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent	Weighted Average Percent
Private-label residential MBS - Alt-A (1)
2007	$12,289	7.5%	56.9%	42.0%	—%
2005	5,560	7.5	29.4	39.3	37.4
2004 and prior	2,764	14.2	9.3	5.0	5.0
Total Alt-A	$20,613	8.4%	43.1%	36.3%	10.8%
_______________________

(1)
Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through September 30, 2014 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance. We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 6, for example), as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

	September 30, 2014
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$60,589	$51,939	$40,564	$53,002
Private-label residential MBS – Alt-A	1,460,569	1,064,414	789,888	1,115,716
ABS backed by home equity loans – Subprime	4,323	3,857	3,034	3,962
Total other-than-temporarily impaired securities	$1,525,481	$1,120,210	$833,486	$1,172,680

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$587,334	$614,440	$603,786	$631,330
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	31	—	31	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	280	1,529	1,137	2,344
Reductions:
Securities matured during the period	(173)	—	(173)	(10,397)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(2)	(8,991)	(5,864)	(26,300)	(13,172)
Balance at end of period	$578,481	$610,105	$578,481	$610,105
_______________________

(1)
For the three months ended September 30, 2014 and 2013, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to July 1, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2014 and 2013.

(2)	Represents amounts accreted as interest income during the current period.

Note 7 — Advances

General Terms. At September 30, 2014, and December 31, 2013, we had advances outstanding with interest rates ranging from (0.23) percent to 8.37 percent and (0.22) percent to 8.37 percent, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$8,596	0.42%	$9,287	0.43%
Due in one year or less	19,797,985	0.43	15,413,949	0.50
Due after one year through two years	2,802,003	1.93	2,025,840	1.99
Due after two years through three years	3,648,098	2.62	2,875,074	2.26
Due after three years through four years	2,293,813	2.42	3,116,119	2.89
Due after four years through five years	1,223,228	2.06	2,156,717	2.21
Thereafter	1,420,489	3.05	1,614,278	2.98
Total par value	31,194,212	1.15%	27,211,264	1.35%
Premiums	36,088		49,447
Discounts	(19,154)		(20,290)
Market value of bifurcated derivatives (1)	1,057		892
Hedging adjustments	197,326		275,365
Total	$31,409,529		$27,516,678
_________________________

(1)
At September 30, 2014, and December 31, 2013, we had certain advances with embedded features that met the requirements to be separated from the host contract and designate the embedded features as a stand-alone derivative.

At September 30, 2014, and December 31, 2013, we had putable advances outstanding totaling $2.3 billion and $2.6 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	September 30, 2014		December 31, 2013
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$8,596	0.0%	$9,287	0.0%
Due in one year or less	22,017,410	70.6	17,778,624	65.4
Due after one year through two years	2,577,603	8.3	1,938,590	7.1
Due after two years through three years	2,245,573	7.2	2,477,674	9.1
Due after three years through four years	1,752,563	5.6	1,619,094	6.0
Due after four years through five years	1,182,978	3.8	1,824,967	6.7
Thereafter	1,409,489	4.5	1,563,028	5.7
Total par value	$31,194,212	100.0%	$27,211,264	100.0%

At September 30, 2014, and December 31, 2013, we had callable advances outstanding totaling $30.0 million and $30.5 million, respectively.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	September 30, 2014	December 31, 2013
Fixed-rate	$25,467,316	$25,578,977
Variable-rate	5,726,896	1,632,287
Total par value	$31,194,212	$27,211,264

Credit-Risk Exposure. At September 30, 2014, and December 31, 2013, we had $10.0 billion and $7.8 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to three borrowers at both September 30, 2014, and December 31, 2013, representing 31.9 percent and 28.6 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Prepayment Fees. For the three and nine months ended September 30, 2014 and 2013, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Prepayment fees received from borrowers	$2,864	$12,270	$10,687	$40,644
Less: hedging fair-value adjustments on prepaid advances	—	(6,123)	(552)	(19,330)
Less: net discounts (premiums) associated with prepaid advances	110	(430)	(3,819)	(4,424)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(1,795)	(3,896)	(1,875)	(5,298)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	—	—	6,845
Net prepayment fees recognized in income	$1,179	$1,821	$4,441	$18,437

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

The following table presents certain characteristics of these investments (dollars in thousands):

	September 30, 2014	December 31, 2013
Real estate
Fixed-rate, 15-year, single-family mortgages	$566,454	$595,319
Fixed-rate, 20- and 30-year, single-family mortgages	2,780,020	2,717,973
Premiums	60,460	59,154
Discounts	(2,954)	(3,440)
Deferred derivative gains, net	2,270	1,691
Total mortgage loans held for portfolio	3,406,250	3,370,697
Less: allowance for credit losses	(2,367)	(2,221)
Total mortgage loans, net of allowance for credit losses	$3,403,883	$3,368,476

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	September 30, 2014	December 31, 2013
Conventional mortgage loans	$2,920,562	$2,873,935
Government mortgage loans	425,912	439,357
Total par value	$3,346,474	$3,313,292

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

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2013 Annual Report.

Secured Member Credit Products

We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower, an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At September 30, 2014, and December 31, 2013, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the nine months ended September 30, 2014 and 2013.

Based on the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at September 30, 2014, and December 31, 2013. At September 30, 2014, and December 31, 2013, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information on our secured member credit exposure to credit products, see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2013 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2014, and December 31, 2013. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

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

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past-due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at September 30, 2014, and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$30,317	$18,306	$48,623
Past due 60-89 days delinquent	9,661	5,313	14,974
Past due 90 days or more delinquent	40,221	7,345	47,566
Total past due	80,199	30,964	111,163
Total current loans	2,905,395	407,024	3,312,419
Total mortgage loans	$2,985,594	$437,988	$3,423,582
Other delinquency statistics
In process of foreclosure, included above (1)	$15,969	$2,322	$18,291
Serious delinquency rate (2)	1.37%	1.68%	1.41%
Past due 90 days or more still accruing interest	$—	$7,345	$7,345
Loans on nonaccrual status (3)	$40,834	$—	$40,834
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following table presents the recorded investment, par value, and any related allowance for impaired loans individually assessed for impairment at September 30, 2014, and December 31, 2013 (dollars in thousands).

	As of September 30, 2014			As of December 31, 2013
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$4,989	$4,968	$—	$3,231	$3,223	$—
Individually evaluated impaired mortgage loans with a related allowance	2,955	2,935	490	3,440	3,415	605
Total individually evaluated impaired mortgage loans	$7,944	$7,903	$490	$6,671	$6,638	$605

The following tables present the average recorded investment and interest income recognized on these loans individually assessed for impairment during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands).

	For the Three Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$4,930	$38	$3,516	$31
Individually evaluated impaired mortgage loans with a related allowance	2,760	2	4,144	1
Total individually evaluated impaired mortgage loans	$7,690	$40	$7,660	$32

	For the Nine Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$4,304	$130	$3,315	$140
Individually evaluated impaired mortgage loans with a related allowance	2,868	15	2,072	3
Total individually evaluated impaired mortgage loans	$7,172	$145	$5,387	$143

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2014 and 2013, as well as the recorded investment in mortgage loans by impairment methodology at September 30, 2014 and 2013 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for credit losses
Balance, beginning of period	$2,042	$1,999	$2,221	$4,414
Charge-offs	(48)	(125)	(148)	(310)
Recoveries	—	—	—	47
Provision (reduction of provision) for credit losses	373	83	294	(2,194)
Balance, end of period	$2,367	$1,957	$2,367	$1,957
Ending balance, individually evaluated for impairment	$490	$562	$490	$562
Ending balance, collectively evaluated for impairment	$1,877	$1,395	$1,877	$1,395
Recorded investment, end of period (1)
Individually evaluated for impairment	$7,944	$6,743	$7,944	$6,743
Collectively evaluated for impairment	$2,977,650	$2,961,768	$2,977,650	$2,961,768
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

REO. At September 30, 2014, and December 31, 2013, we had $3.8 million and $5.3 million, respectively, in assets classified as REO. During the nine months ended September 30, 2014, and 2013, we sold REO assets with a recorded carrying value of $7.6 million and $9.9 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net losses totaling $335,000 and $3.0 million during the nine months ended September 30, 2014, and 2013, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of September 30, 2014 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$12,617,585	$29,049	$(515,817)
Forward-start interest-rate swaps	1,069,800	4	(24,739)
Total derivatives designated as hedging instruments	13,687,385	29,053	(540,556)

Derivatives not designated as hedging instruments
Interest-rate swaps	397,000	96	(18,560)
Interest-rate caps or floors	300,000	—	—
Mortgage-delivery commitments (1)	25,880	35	(20)
Total derivatives not designated as hedging instruments	722,880	131	(18,580)
Total notional amount of derivatives	$14,410,265
Total derivatives before netting and collateral adjustments		29,184	(559,136)
Netting adjustments (2)		(45,304)	45,304
Cash collateral and related accrued interest		28,756	—
Derivative assets and derivative liabilities		$12,636	$(513,832)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

The following table presents the fair value of derivatives as of December 31, 2013 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$11,707,590	$33,361	$(568,477)
Forward-start interest-rate swaps	1,410,800	2,408	(53,875)
Total derivatives designated as hedging instruments	13,118,390	35,769	(622,352)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,273,500	610	(20,146)
Interest-rate caps or floors	300,000	43	—
Mortgage-delivery commitments (1)	11,056	5	(39)
Total derivatives not designated as hedging instruments	1,584,556	658	(20,185)
Total notional amount of derivatives	$14,702,946
Total derivatives before netting and collateral adjustments		36,427	(642,537)
Netting adjustments (2)		(34,385)	34,385
Cash collateral and related accrued interest		2,276	—
Derivative assets and derivative liabilities		$4,318	$(608,152)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty.

Net gains (losses) on derivatives and hedging activities recorded in Other Income (Loss) for the three and nine months ended September 30, 2014, and 2013, were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$334	$491	$1,793	$1,827
Cash flow hedge ineffectiveness	(78)	13	(248)	53
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,062	(1,611)	(3,581)	5,720
Interest-rate caps or floors	(1)	(67)	(43)	55
Mortgage-delivery commitments	94	104	815	(1,480)
Total net gains (losses) related to derivatives not designated as hedging instruments	1,155	(1,574)	(2,809)	4,295
Net gains (losses) on derivatives and hedging activities	$1,411	$(1,070)	$(1,264)	$6,175

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2014, and 2013 (dollars in thousands):

	For the Three Months Ended September 30, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$48,280	$(48,158)	$122	$(32,487)
Investments	(2,683)	3,040	357	(9,496)
Deposits	(362)	362	—	357
COs – bonds	(17,834)	17,689	(145)	14,856
Total	$27,401	$(27,067)	$334	$(26,770)

	For the Three Months Ended September 30, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$21,441	$(21,300)	$141	$(36,468)
Investments	16,806	(16,418)	388	(9,437)
Deposits	(372)	372	—	395
COs – bonds	3,407	(3,445)	(38)	13,640
Total	$41,282	$(40,791)	$491	$(31,870)

	For the Nine Months Ended September 30, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$78,389	$(78,039)	$350	$(98,917)
Investments	(55,952)	56,825	873	(28,494)
Deposits	(1,143)	1,143	—	1,151
COs – bonds	2,921	(2,351)	570	38,629
Total	$24,215	$(22,422)	$1,793	$(87,631)

	For the Nine Months Ended September 30, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$176,729	$(175,986)	$743	$(114,058)
Investments	111,118	(109,922)	1,196	(29,004)
Deposits	(1,150)	1,150	—	1,183
COs – bonds	(65,727)	65,615	(112)	52,616
Total	$220,970	$(219,143)	$1,827	$(89,263)
_____________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

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

Derivatives and Hedged Items in Cash Flow Hedging Relationships	(Losses) Gains Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)	Location of (Losses) Gains Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	(Losses) Gains Recognized in Net Gains (Losses) on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended September 30, 2014	$(1,482)	Interest expense	$(3,145)	$(78)
For the Three Months Ended September 30, 2013	(6,173)	Interest expense	—	13

For the Nine Months Ended September 30, 2014	(21,222)	Interest expense	(3,865)	(248)
For the Nine Months Ended September 30, 2013	11,001	Interest expense	—	53

For the nine months ended September 30, 2014, and 2013, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2014, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is nine years.

As of September 30, 2014, the amount of deferred net losses on derivatives accumulated in other comprehensive loss, related to cash-flow hedges expected to be reclassified to earnings during the next 12 months, is $20.9 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), which is our counterparty for such derivatives. We also enter into derivatives that are not cleared with a DCO (bilateral derivatives). Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investor Service (Moody's) or Standard and Poor’s Rating Service (S&P) to a certain level, we are required to deliver additional collateral on bilateral derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all bilateral derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2014, was $513.8 million, for which we had delivered collateral with a post-haircut value of $406.5 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain bilateral derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2014 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of September 30, 2014

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$31,459
AA-	A+, A or A-	39,247
A-	below A-	48,062
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $1.2 million could be called by counterparties as of September 30, 2014, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

For cleared derivatives, the DCO determines initial margin requirements. We note that we clear our trades via futures commission merchants (FCMs), and our FCMs may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our FCMs at September 30, 2014.

Offsetting of Certain Derivatives. We present derivatives, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest, on a net basis by FCMs and/or by counterparty.

The following table presents separately the fair value of derivatives meeting or not meeting netting requirements, with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of September 30, 2014, and December 31, 2013 (dollars in thousands).

	September 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Bilateral derivatives	$27,131	$(539,929)	$31,271	$(639,372)
Cleared derivatives	2,018	(19,187)	5,151	(3,126)
Total gross recognized amount	29,149	(559,116)	36,422	(642,498)
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(26,497)	26,117	(31,259)	31,259
Cleared derivatives	9,949	19,187	(850)	3,126
Total gross amounts of netting adjustments and cash collateral	(16,548)	45,304	(32,109)	34,385
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	634	(513,812)	12	(608,113)
Cleared derivatives	11,967	—	4,301	—
Total net amounts after netting adjustments and cash collateral	12,601	(513,812)	4,313	(608,113)
Derivatives not meeting netting requirements
Mortgage delivery commitments	35	(20)	5	(39)
Total derivative assets and total derivative liabilities
Bilateral derivatives	634	(513,812)	12	(608,113)
Cleared derivatives	11,967	—	4,301	—
Mortgage delivery commitments	35	(20)	5	(39)
Total derivative assets and total derivative liabilities presented in the statement of condition	12,636	(513,832)	4,318	(608,152)

Non-cash collateral received or pledged, not offset (1)
Can be sold or repledged
Bilateral derivatives	—	72,162	—	71,063
Cannot be sold or repledged
Bilateral derivatives	—	351,575	—	420,910
Total non-cash collateral received or pledged, not offset	—	423,737	—	491,973
Net amount
Bilateral derivatives	634	(90,075)	12	(116,140)
Cleared derivatives	11,967	—	4,301	—
Mortgage delivery commitments	35	(20)	5	(39)
Total net amount	$12,636	$(90,095)	$4,318	$(116,179)
_______________________

(1)
Includes noncash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At September 30, 2014, and December 31, 2013, we had additional net credit exposure of $4.1 million and $7.1 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

At December 31, 2013, deposits included hedging adjustments of $1.1 million.

The following table details interest-bearing and noninterest-bearing deposits (dollars in thousands):

	September 30, 2014	December 31, 2013
Interest-bearing
Demand and overnight	$499,654	$473,600
Term	—	20,676
Other	3,328	4,399
Noninterest-bearing
Other	17,882	18,890
Total deposits	$520,864	$517,565

The aggregate amount of time deposits with a denomination of $100,000 or more as of December 31, 2013, was $20.0 million.

Note 12 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at September 30, 2014, and December 31, 2013, by year of contractual maturity (dollars in thousands):

	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$5,591,945	1.45%	$7,646,100	0.99%
Due after one year through two years	5,439,130	1.69	4,454,885	2.07
Due after two years through three years	4,922,030	1.55	2,903,390	1.93
Due after three years through four years	2,796,515	2.11	3,245,980	2.17
Due after four years through five years	1,965,400	1.80	1,651,560	1.85
Thereafter	4,123,630	2.65	3,368,740	2.64
Total par value	24,838,650	1.82%	23,270,655	1.78%
Premiums	204,379		228,753
Discounts	(20,923)		(20,081)
Hedging adjustments	(11,069)		(13,421)
	$25,011,037		$23,465,906
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at September 30, 2014, and December 31, 2013, included (dollars in thousands):

	September 30, 2014	December 31, 2013
Par value of CO bonds
Noncallable and nonputable	$20,018,650	$20,755,655
Callable	4,820,000	2,515,000
Total par value	$24,838,650	$23,270,655

The following is a summary of the CO bonds for which we were primarily liable at September 30, 2014, and December 31, 2013, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2014	December 31, 2013
Due in one year or less	$9,971,945	$10,066,100
Due after one year through two years	5,229,130	4,459,885
Due after two years through three years	4,047,030	2,838,390
Due after three years through four years	2,306,515	3,105,980
Due after four years through five years	1,415,400	1,476,560
Thereafter	1,868,630	1,323,740
Total par value	$24,838,650	$23,270,655

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at September 30, 2014, and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Par value of CO bonds
Fixed-rate	$22,033,650	$19,815,655
Simple variable-rate	1,620,000	2,570,000
Step-up	1,185,000	885,000
Total par value	$24,838,650	$23,270,655

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2014	$22,559,486	$22,560,800	0.06%
December 31, 2013	$16,060,781	$16,062,000	0.07%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the nine months ended September 30, 2014, and the year ended December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Balance at beginning of year	$62,591	$50,545
AHP expense for the period	13,654	24,229
AHP direct grant disbursements	(10,170)	(11,077)
AHP subsidy for AHP advance disbursements	(1,321)	(1,148)
Return of previously disbursed grants and subsidies	77	42
Balance at end of period	$64,831	$62,591

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

The following tables demonstrate our compliance with our regulatory capital requirements at September 30, 2014, and December 31, 2013 (dollars in thousands):

Risk-Based Capital Requirements	September 30, 2014	December 31, 2013

Permanent capital
Class B capital stock	$2,393,508	$2,530,471
Mandatorily redeemable capital stock	244,045	977,348
Retained earnings	876,192	788,790
Total permanent capital	$3,513,745	$4,296,609
Risk-based capital requirement
Credit-risk capital	$436,035	$423,522
Market-risk capital	91,551	136,943
Operations-risk capital	158,276	168,140
Total risk-based capital requirement	$685,862	$728,605
Permanent capital in excess of risk-based capital requirement	$2,827,883	$3,568,004

	September 30, 2014		December 31, 2013
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$685,862	$3,513,745	$728,605	$4,296,609
Total regulatory capital	$2,076,195	$3,513,745	$1,785,523	$4,296,609
Total capital-to-asset ratio	4.0%	6.8%	4.0%	9.6%

Leverage Ratio
Leverage capital	$2,595,243	$5,270,618	$2,231,904	$6,444,913
Leverage capital-to-assets ratio	5.0%	10.2%	5.0%	14.4%

Note 15 — Accumulated Other Comprehensive Loss

The following tables present a summary of changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2013	$(67,119)	$(354,716)	$(47,846)	$(4,421)	$(474,102)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(17,195)	—	(6,173)	—	(23,368)
Accretion of noncredit loss	—	14,256	—	—	14,256
Net actuarial loss	—	—	—	(523)	(523)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,448	—	—	1,448
Amortization - hedging activities (2)	—	—	4	—	4
Amortization - pension and postretirement benefits (3)	—	—	—	200	200
Other comprehensive (loss) income	(17,195)	15,704	(6,169)	(323)	(7,983)
Balance, September 30, 2013	$(84,314)	$(339,012)	$(54,015)	$(4,744)	$(482,085)

Balance, June 30, 2014	$(72,094)	$(299,324)	$(70,605)	$(3,364)	$(445,387)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(9,274)	—	(1,482)	—	(10,756)
Accretion of noncredit loss	—	12,531	—	—	12,531
Net actuarial loss	—	—	—	(185)	(185)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	68	—	—	68
Amortization - hedging activities (4)	—	—	3,149	—	3,149
Amortization - pension and postretirement benefits (3)	—	—	—	118	118
Other comprehensive (loss) income	(9,274)	12,599	1,667	(67)	4,925
Balance, September 30, 2014	$(81,368)	$(286,725)	$(68,938)	$(3,431)	$(440,462)
_______________________

(1)	Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.

(2)	Recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $3.1 million recorded in interest expense CO bonds and $4,000 recorded in net gains on derivatives and hedging activities in the statement of operations.

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(22,643)	$(385,175)	$(65,027)	$(3,775)	$(476,620)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(61,671)	—	11,001	—	(50,670)
Noncredit other-than-temporary impairment losses	—	(63)	—	—	(63)
Accretion of noncredit loss	—	44,000	—	—	44,000
Net actuarial loss	—	—	—	(1,569)	(1,569)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,226	—	—	2,226
Amortization - hedging activities (2)	—	—	11	—	11
Amortization - pension and postretirement benefits (3)	—	—	—	600	600
Other comprehensive (loss) income	(61,671)	46,163	11,012	(969)	(5,465)
Balance, September 30, 2013	$(84,314)	$(339,012)	$(54,015)	$(4,744)	$(482,085)

Balance, December 31, 2013	$(101,765)	$(324,928)	$(51,594)	$(3,229)	$(481,516)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	20,397	—	(21,222)	—	(825)
Accretion of noncredit loss	—	37,278	—	—	37,278
Net actuarial loss	—	—	—	(558)	(558)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	925	—	—	925
Amortization - hedging activities (4)	—	—	3,878	—	3,878
Amortization - pension and postretirement benefits (3)	—	—	—	356	356
Other comprehensive income (loss)	20,397	38,203	(17,344)	(202)	41,054
Balance, September 30, 2014	$(81,368)	$(286,725)	$(68,938)	$(3,431)	$(440,462)
_____________________

(1)	Recorded in net amount of impairment losses reclassified (from) to accumulated other comprehensive loss in the statement of operations.

(2)	Recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $3.9 million recorded in interest expense CO bonds and $11,000 recorded in net gains on derivatives and hedging activities in the statement of operations.

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

The following table sets forth our net pension costs under our defined benefit plan and expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Qualified Defined Benefit Multiemployer Plan - Pentegra Defined Benefit Plan	$871	$880	$2,397	$1,362
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	222	215	726	699
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	18	16	124	120

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

The following tables present the components of net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended September 30,		Postretirement Benefits For the Three Months Ended September 30,
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$138	$169	$6	$8
Interest cost	116	109	8	7
Amortization of net actuarial loss	118	197	—	3
Net periodic benefit cost	$372	$475	$14	$18

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Nine Months Ended September 30,		Postretirement Benefits For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$414	$419	$18	$24
Interest cost	347	271	24	22
Amortization of net actuarial loss	355	591	1	9
Net periodic benefit cost	$1,116	$1,281	$43	$55

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 1 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2013 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine months ended September 30, 2014.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at September 30, 2014, and December 31, 2013, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	September 30, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$1,800,188	$1,800,188	$1,800,188	$—	$—	$—
Interest-bearing deposits	210	210	210	—	—	—
Securities purchased under agreements to resell	3,500,000	3,499,937	—	3,499,937	—	—
Federal funds sold	2,450,000	2,449,991	—	2,449,991	—	—
Trading securities(1)	245,337	245,337	—	245,337	—	—
Available-for-sale securities(1)	5,426,300	5,426,300	—	5,426,300	—	—
Held-to-maturity securities(2)	3,543,580	3,920,778	—	2,341,223	1,579,555	—
Advances	31,409,529	31,544,522	—	31,544,522	—	—
Mortgage loans, net	3,403,883	3,492,888	—	3,492,888	—	—
Accrued interest receivable	71,560	71,560	—	71,560	—	—
Derivative assets(1)	12,636	12,636	—	29,184	—	(16,548)
Other assets (1)	10,852	10,852	5,371	5,481	—	—
Liabilities:
Deposits	(520,864)	(520,864)	—	(520,864)	—	—
COs:
Bonds	(25,011,037)	(25,203,146)	—	(25,203,146)	—	—
Discount notes	(22,559,486)	(22,559,659)	—	(22,559,659)	—	—
Mandatorily redeemable capital stock	(244,045)	(244,045)	(244,045)	—	—	—
Accrued interest payable	(100,364)	(100,364)	—	(100,364)	—	—
Derivative liabilities(1)	(513,832)	(513,832)	—	(559,136)	—	45,304
Other:
Commitments to extend credit for advances	—	(361)	—	(361)	—	—
Standby letters of credit	(848)	(848)	—	(848)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at September 30, 2014, and December 31, 2013, by fair-value hierarchy level (dollars in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government guaranteed – residential MBS	$—	$12,786	$—	$—	$12,786
GSEs – residential MBS	—	2,539	—	—	2,539
GSEs – commercial MBS	—	230,012	—	—	230,012
Total trading securities	—	245,337	—	—	245,337
Available-for-sale securities:
Supranational institutions	—	435,389	—	—	435,389
U.S. government-owned corporations	—	269,886	—	—	269,886
GSEs	—	117,737	—	—	117,737
U.S. government guaranteed – residential MBS	—	221,358	—	—	221,358
U.S. government guaranteed – commercial MBS	—	789,204	—	—	789,204
GSEs – residential MBS	—	3,592,726	—	—	3,592,726
Total available-for-sale securities	—	5,426,300	—	—	5,426,300
Derivative assets:
Interest-rate-exchange agreements	—	29,149	—	(16,548)	12,601
Mortgage delivery commitments	—	35	—	—	35
Total derivative assets	—	29,184	—	(16,548)	12,636
Other assets	5,371	5,481	—	—	10,852
Total assets at fair value	$5,371	$5,706,302	$—	$(16,548)	$5,695,125
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(559,116)	$—	$45,304	$(513,812)
Mortgage delivery commitments	—	(20)	—	—	(20)
Total liabilities at fair value	$—	$(559,136)	$—	$45,304	$(513,832)
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

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at September 30, 2014, and December 31, 2013 (dollars in thousands).

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$9,873	$9,873
REO	—	—	1,620	1,620

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$11,493	$11,493

	December 31, 2013
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$115	$115

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 12 district Federal Home Loan Banks (FHLBanks or FHLBank System). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2014, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2014, and December 31, 2013. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $769.6 billion and $727.5 billion at September 30, 2014, and December 31, 2013, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of September 30, 2014, and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$3,929,469	$112,817	$4,042,286	$2,873,616	$247,399	$3,121,015
Commitments for unused lines of credit - advances (2)	1,276,723	—	1,276,723	1,283,361	—	1,283,361
Commitments to make additional advances	773,707	69,406	843,113	436,954	60,078	497,032
Commitments to invest in mortgage loans	25,880	—	25,880	11,056	—	11,056
Unsettled CO bonds, at par (3)	29,000	—	29,000	36,400	—	36,400
Unsettled CO discount notes, at par	875,000	—	875,000	1,215,000	—	1,215,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year totaling $47.7 million as of September 30, 2014. Also excluded are commitments to issue standby letters of credit that expire within one year totaling $15.7 million at December 31, 2013.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3) We had $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at September 30, 2014.

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

The original terms of our outstanding standby letters of credit range from final expiries in 27 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $848,000 and $562,000 at September 30, 2014, and December 31, 2013, respectively.

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

Note 19 — Transactions with Shareholders

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At September 30, 2014, and December 31, 2013, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at September 30, 2014, and December 31, 2013 (dollars in thousands):

As of September 30, 2014	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Accrued Interest Receivable on Advances	Percent of Total Accrued Interest Receivable on Advances
Citizens Bank, N.A.	$317,502	12.0%	$5,468,698	17.5%	$624	2.0%

As of December 31, 2013	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Accrued Interest Receivable on Advances	Percent of Total Accrued Interest Receivable on Advances
Bank of America, N.A. (1)	$857,835	24.5%	$98,370	0.4%	$420	1.4%
Citizens Bank, N.A.	430,077	12.3	2,269,149	8.3	187	0.6
_______________________

(1)	Bank of America, N.A. is a nonmember and its shares of capital stock are classified as mandatorily redeemable capital stock.

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank N.A during the three and nine months ended September 30, 2014, and 2013 as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Citizens Bank, N.A.	2014	2013	2014	2013
Interest income on advances	$3,755	$210	$9,505	$977
Fees on letters of credit	1,133	898	2,791	2,315

We recognized interest income on outstanding advances and fees on letters of credit from Bank of America, N.A during the three and nine months ended September 30, 2013, as follows (dollars in thousands):

Bank of America, N.A.	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Interest income on advances	$1,295	$3,984
Fees on letters of credit	15	15

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2014	$78,395	3.0%	$765,522	2.5%	$1,142	3.7%
As of December 31, 2013	127,020	3.6	659,333	2.4	1,693	5.6

Note 20 — Subsequent Events

On October 24, 2014, our board of directors declared a cash dividend at an annualized rate of 1.49 percent based on capital stock balances outstanding during the third quarter of 2014. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $10.4 million and was paid on November 4, 2014.

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

•	the pace of technological change and our ability to develop and support technology and information systems sufficient to manage the risks of our business effectively;

•	the loss of members due to, among other ways, member withdrawals, mergers, and acquisitions;

•	changes in investor demand for COs;

•	changes in the terms or availability of derivatives and other agreements we enter into in support of our business operations;

•	the timing and volume of market activity;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities, including, but not limited to, private-label MBS;

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

EXECUTIVE SUMMARY

Our net income was $47.9 million for the three months ended September 30, 2014, compared with net income of $38.1 million for the same period in 2013. Our net income for the quarter was impacted by an increase of $16.7 million from litigation settlements related to certain investments in private-label MBS. However, we also continue to experience compression in net interest margin and net interest spread, as we have been anticipating given the prolonged low interest-rate environment. Nonetheless, during the nine months ended September 30, 2014, we experienced growth in advances balances, though this growth has been primarily in product categories that generate very low margins. Also, we believe that absent a stronger economic recovery, further growth in advances balances could remain a challenge. Additionally:

•	retained earnings increased from $788.8 million at December 31, 2013, to $876.2 million at September 30, 2014;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $324.9 million at December 31, 2013, to an accumulated other comprehensive loss of $286.7 million at September 30, 2014;

•	we are in compliance with all regulatory and internal capital requirements as of September 30, 2014;

•	we repurchased $500.0 million of excess capital stock on each of May 1, 2014 and July 31, 2014; and

•	on October 24, 2014, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.49 percent.

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

Other significant trends and developments include the following:

•
Income from Increased Accretable Yields on Certain Investments. For the three months ended September 30, 2014, we recognized $9.0 million in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized other-than temporary impairment credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 Summary of Significant Accounting Policies — Investment Securities - Other-than-Temporary Impairment — Interest Income Recognition in the 2013 Annual Report.

•
Net Interest Margin and Net Interest Spread. Net interest margin and net interest spread continue to decline toward historical norms. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the three months ended September 30, 2014, was 0.38 percent, a 19 basis point decrease from net interest margin for the three months ended September 30, 2013. Net interest spread was 0.33 percent for the quarter ended September 30, 2014, a 16 basis point decrease from the same period in 2013.

We have been expecting this compression in net interest margin and net interest spread due to the prolonged low interest-rate environment and the gradual replacement of higher-yielding assets with lower-yielding, short-term assets, and we expect such compression to continue at least through 2015. For additional information on net interest income, see Results of Operations — Net Interest Income.

ECONOMIC CONDITIONS

Economic Environment

The U.S. economy improved during the third quarter relative to the second quarter of 2014. Gross Domestic Product gains in the third quarter were led by an increase in consumer spending, which was fueled by an improving employment situation, record stock prices, and stabilizing housing prices. Home prices pushed higher for five straight months. The unemployment rate also declined to 5.9 percent in September, 2014, according the U.S. Bureau of Labor Statistics. The Federal Open Market Committee (the FOMC) met twice during the third quarter and their announcements indicate the data show that economic growth could be slowing.

Interest-Rate Environment

On October 29, 2014, the FOMC issued a press release reaffirming its view that a highly accommodative stance of monetary policy remains appropriate and that when it decides to take a less accommodative stance, it will take a balanced approach consistent with its longer-range goals of maximum employment and inflation of two percent.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
3.5
3
2.5
2
1.5
1
0.5
0
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14

The federal funds target rate has remained constant at 0.25 percent during the time periods displayed in the chart above.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2013, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Statement of Condition Data at Quarter End
Total assets	$51,904,866	$54,582,707	$50,061,243	$44,638,076	$39,720,660
Investments(1)	15,165,427	18,533,830	16,878,224	12,981,340	10,471,910
Advances	31,409,529	32,299,253	29,699,600	27,516,678	22,555,122
Mortgage loans held for portfolio, net(2)	3,403,883	3,353,946	3,347,987	3,368,476	3,401,111
Deposits and other borrowings	520,864	466,755	522,003	517,565	570,356
COs:
Bonds	25,011,037	23,796,134	24,477,903	23,465,906	24,201,697
Discount notes	22,559,486	26,062,381	20,247,904	16,060,781	10,475,911
Total COs	47,570,523	49,858,515	44,725,807	39,526,687	34,677,608
Mandatorily redeemable capital stock	244,045	603,987	977,685	977,348	977,390
Class B capital stock outstanding-putable(3)	2,393,508	2,489,859	2,562,857	2,530,471	2,441,028
Unrestricted retained earnings	746,329	717,271	701,567	681,978	615,993
Restricted retained earnings	129,863	120,288	114,026	106,812	89,752
Total retained earnings	876,192	837,559	815,593	788,790	705,745
Accumulated other comprehensive loss	(440,462)	(445,387)	(469,991)	(481,516)	(482,085)
Total capital	2,829,238	2,882,031	2,908,459	2,837,745	2,664,688
Other Information
Total regulatory capital ratio(4)	6.77%	7.20%	8.70%	9.63%	10.38%
_____________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $2.4 million, $2.0 million, $1.8 million, $2.2 million, and $2.0 million for the quarters ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to the Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Net interest income	$51,604	$50,047	$54,569	$60,394	$58,403
Provision (reduction of provision) for credit losses	373	243	(322)	240	83
Net impairment losses on held-to-maturity securities recognized in earnings	(311)	(399)	(458)	(223)	(1,528)
Litigation settlements	17,543	159	4,310	52,493	812
Other income (loss)	553	1,900	(1,318)	855	592
Other expense	15,673	16,373	16,954	18,088	15,784
AHP assessments	5,470	3,778	4,406	9,886	4,333
Net income	$47,873	$31,313	$36,065	$85,305	$38,079
Other Information
Dividends declared	$9,240	$9,347	$9,262	$2,260	$2,256
Dividend payout ratio	19.30%	29.85%	25.68%	2.65%	5.92%
Weighted-average dividend rate(1)	1.48	1.49	1.49	0.37	0.38
Return on average equity(2)	6.70	4.38	5.10	12.39	5.73
Return on average assets	0.35	0.24	0.31	0.84	0.37
Net interest margin(3)	0.38	0.38	0.46	0.59	0.57
Average equity to average assets	5.24	5.44	5.99	6.76	6.44
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Third Quarter of 2014 Compared with Third Quarter of 2013

For the three months ended September 30, 2014 and 2013, we recognized net income of $47.9 million and $38.1 million, respectively. This $9.8 million increase was driven by an increase of $16.7 million from litigation settlements related to certain investments in private-label MBS and an increase of $2.5 million in net gains on derivatives and hedging activities. These increases to net income were partially offset by a decline of $6.8 million in net interest income, of which $2.1 million relates to net prepayment fees. Net prepayment fees declined from $3.4 million in the third quarter of 2013 to $1.3 million during the same period in 2014. Additionally, net unrealized losses on trading securities increased by $3.1 million.

Nine Months Ended September 30, 2014, Compared with Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014 and 2013, we recognized net income of $115.3 million and $127.0 million, respectively. This $11.8 million decrease was driven by a decline of $39.2 million in net interest income of which $18.1 million relates to net prepayment fees. Net prepayment fees declined from $23.8 million in the nine months ended September 30, 2013 to $5.7 million during the same period in 2014. In addition, there was an increase of $7.4 million in net losses on derivatives and hedging activities and the provision for credit losses changed from a reversal of $2.2 million to a provision of $294,000. Partially offsetting these decreases to net income was an increase of $21.2 million resulting from private-label MBS litigation settlements and an increase of $11.9 million in net unrealized gains on trading securities.

Net Interest Income

Third Quarter of 2014 Compared with Third Quarter of 2013

Net interest income after provision for credit losses for the quarter ending September 30, 2014, was $51.2 million, compared with $58.3 million for the same period in 2013. Contributing to the $7.1 million decrease in net interest income after provision for credit losses was a decrease in net prepayment fees of $2.1 million, from $3.4 million in 2013 to $1.3 million in 2014, as well as a narrowing of the spread between interest earned on assets and interest paid on liabilities. Partially offsetting these decreases to net interest income after provision for credit losses was an increase in interest income resulting from an increase in average earning assets of $13.2 billion from $40.7 billion for 2013, to $53.9 billion for 2014. The increase in average earning assets was driven by an increase of $8.8 billion in average advances and an increase of $4.6 billion in average money-market investments. For additional information see — Rate and Volume Analysis. We note that growth in these asset categories was concentrated in low-margin, short-term maturities, which, together with the ongoing decline in higher-yielding, long-term assets, such as MBS and mortgage loans held for portfolio, is a primary contributing factor to the decline in net interest income.

Additionally, $9.0 million of our interest income for the quarter ended September 30, 2014, was from the accretion of discount on securities that were other-than-temporarily impaired in prior quarters, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $3.1 million from $5.9 million of accretion recorded in the third quarter of 2013.

Notwithstanding the increase in the accretion of discount on securities that were other-than-temporarily impaired in prior quarters, but for which a significant improvement in projected cash flows has subsequently been recognized, net interest spread was 0.33 percent for the quarter ended September 30, 2014, a 16 basis point decrease from the same period in 2013, and net interest margin was 0.38 percent, a 19 basis point decrease from the same period in 2013. This trend is attributable to several factors. First, a 33 basis point decrease in the average yield on earning assets (of which two basis points is attributable to declining net prepayment fee income) and a 17 basis point decrease in the average yield on interest-bearing liabilities. Second, much of the growth in advances that has occurred this year has been in low-margin products such as short-term and floating rate advances, which have replaced higher-yielding advances that have matured or were prepaid. Third, though we were able to refinance much of our higher-cost callable debt in the years between 2008 and 2012, these opportunities have largely been exhausted, but our fixed rate, mortgage-related assets continue to expire. We have been expecting this compression as noted under — Executive Summary, and anticipate that the trend will continue through at least 2015.

Nine Months Ended September 30, 2014, Compared with Nine Months Ended September 30, 2013

Net interest income after provision for credit losses for the nine months ended September 30, 2014, was $155.9 million, compared with $197.7 million for the same period in 2013. Contributing to the $41.7 million decrease in net interest income after provision for credit losses was a decrease in net prepayment fees of $18.1 million, from $23.8 million in 2013 to $5.7 million in 2014, as well as a narrowing of the spread between interest earned on assets and interest paid on liabilities. Partially offsetting these decreases to net interest income after provision for credit losses was an increase in interest income resulting from an increase in average earning assets, which increased $12.5 billion from $38.9 billion for 2013, to $51.4 billion for 2014. The increase in average earning assets was driven by an increase of $8.9 billion in average advances. For additional information see — Rate and Volume Analysis. However, growth in advances has been concentrated in low-margin, short-term maturities, which, together with the ongoing decline in higher-yielding, long-term assets, such as MBS and mortgage loans held for portfolio, is a primary contributing factor to the decline in net interest income.

Additionally, $26.3 million of our interest income for the nine months ended September 30, 2014, was from the accretion of discount on securities that were other-than-temporarily impaired in prior quarters, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $13.1 million from $13.2 million of accretion recorded in the nine months ended September 30, 2013.

Net interest spread was 0.36 percent for the nine months ended September 30, 2014, a 22 basis point decrease from the same period in 2013, and net interest margin was 0.41 percent, a 26 basis point decrease from the same period in 2013. The decrease in net interest spread reflects a 45 basis point decrease in the average yield on earning assets and a 23 basis point decrease in the average yield on interest-bearing liabilities. Seven basis points of the decline in net interest spread is attributable to the decline of prepayment fees and the remainder is attributable to the ongoing decline of higher-yielding long term assets, such as MBS and mortgage loans held for portfolio, and growth in lower-margin, short-term and floating-rate advances and money-market investments.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$30,637,647	$58,635	0.76%	$21,860,432	$58,226	1.06%
Securities purchased under agreements to resell	5,526,087	886	0.06	3,514,131	478	0.05
Federal funds sold	5,368,696	1,027	0.08	2,798,587	545	0.08
Investment securities(2)	8,976,404	48,632	2.15	9,120,214	49,155	2.14
Mortgage loans	3,376,618	30,918	3.63	3,434,435	31,474	3.64
Other earning assets	9,792	3	0.12	1,504	1	0.26
Total interest-earning assets	53,895,244	140,101	1.03%	40,729,303	139,879	1.36%
Other non-interest-earning assets	381,364			399,341
Fair-value adjustments on investment securities	(126,308)			(208,601)
Total assets	$54,150,300	$140,101	1.03%	$40,920,043	$139,879	1.36%
Liabilities and capital
COs
Discount notes	$25,300,156	$4,620	0.07%	$11,482,030	$1,846	0.06%
Bonds	24,397,442	82,489	1.34	24,317,395	78,715	1.28
Deposits	427,861	29	0.03	585,427	3	—
Mandatorily redeemable capital stock	361,418	1,358	1.49	977,390	911	0.37
Other borrowings	1,840	1	0.22	2,854	1	0.14
Total interest-bearing liabilities	50,488,717	88,497	0.70%	37,365,096	81,476	0.87%
Other non-interest-bearing liabilities	826,799			919,775
Total capital	2,834,784			2,635,172
Total liabilities and capital	$54,150,300	$88,497	0.65%	$40,920,043	$81,476	0.79%
Net interest income		$51,604			$58,403
Net interest spread			0.33%			0.49%
Net interest margin			0.38%			0.57%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$29,853,588	$174,589	0.78%	$20,976,335	$190,882	1.22%
Securities purchased under agreements to resell	5,291,941	2,267	0.06	2,737,326	1,896	0.09
Federal funds sold	4,418,432	2,416	0.07	1,740,989	1,291	0.10
Investment securities(2)	8,496,878	140,201	2.21	10,006,737	155,490	2.08
Mortgage loans	3,360,072	94,136	3.75	3,478,241	96,166	3.70
Other earning assets	5,483	5	0.12	777	4	0.69
Total interest-earning assets	51,426,394	413,614	1.08%	38,940,405	445,729	1.53%
Other non-interest-earning assets	369,058			417,898
Fair-value adjustments on investment securities	(166,983)			(139,762)
Total assets	$51,628,469	$413,614	1.07%	$39,218,541	$445,729	1.52%
Liabilities and capital
COs
Discount notes	$22,474,754	$11,515	0.07%	$8,488,726	$5,057	0.08%
Bonds	24,261,430	238,193	1.31	25,416,757	243,113	1.28
Deposits	491,259	50	0.01	606,015	12	—
Mandatorily redeemable capital stock	686,409	7,632	1.49	738,003	2,083	0.38
Other borrowings	3,677	4	0.15	2,065	3	0.19
Total interest-bearing liabilities	47,917,529	257,394	0.72%	35,251,566	250,268	0.95%
Other non-interest-bearing liabilities	852,769			1,053,098
Total capital	2,858,171			2,913,877
Total liabilities and capital	$51,628,469	$257,394	0.67%	$39,218,541	$250,268	0.85%
Net interest income		$156,220			$195,461
Net interest spread			0.36%			0.58%
Net interest margin			0.41%			0.67%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2014 and 2013. Changes in interest income and interest expense that are not identifiable as either volume- or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended September 30, 2014 vs. 2013			For the Nine Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$19,510	$(19,101)	$409	$65,131	$(81,424)	$(16,293)
Securities purchased under agreements to resell	311	97	408	1,290	(919)	371
Federal funds sold	492	(10)	482	1,540	(415)	1,125
Investment securities	(778)	255	(523)	(24,491)	9,202	(15,289)
Mortgage loans	(529)	(27)	(556)	(3,298)	1,268	(2,030)
Other earning assets	3	(1)	2	7	(6)	1
Total interest income	19,009	(18,787)	222	40,179	(72,294)	(32,115)
Interest expense
COs
Discount notes	2,493	281	2,774	7,257	(799)	6,458
Bonds	260	3,514	3,774	(11,235)	6,315	(4,920)
Deposits	(1)	27	26	(2)	40	38
Mandatorily redeemable capital stock	(873)	1,320	447	(156)	5,705	5,549
Other borrowings	—	—	—	2	(1)	1
Total interest expense	1,879	5,142	7,021	(4,134)	11,260	7,126
Change in net interest income	$17,130	$(23,929)	$(6,799)	$44,313	$(83,554)	$(39,241)

Average Balance of Advances Outstanding

The average balance of total advances increased $8.9 billion, or 42.3 percent, for the nine months ended September 30, 2014, compared with the same period in 2013. This increase was concentrated in short-term advances, as discussed under — Executive Summary. The following table summarizes average balances of advances outstanding during the nine months ended September 30, 2014 and 2013, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Fixed-rate advances—par value
Long-term	$10,594,690	$9,968,455
Short-term	9,996,162	5,506,302
Putable	2,357,067	2,840,631
Amortizing	871,378	884,788
Overnight	757,572	645,840
All other fixed-rate advances	72,000	78,317
	24,648,869	19,924,333

Variable-rate indexed advances—par value
Simple variable	4,819,799	475,091
Putable	68,385	112,374
All other variable-rate indexed advances	38,393	32,103
	4,926,577	619,568
Total average par value	29,575,446	20,543,901
Net premiums	22,184	33,164
Market value of bifurcated derivatives	1,373	987
Hedging adjustments	254,585	398,283
Total average balance of advances	$29,853,588	$20,976,335

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month London Interbank Offered Rate (LIBOR). In addition, approximately 19.2 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $20.1 billion for the nine months ended September 30, 2014, representing 67.2 percent of the total average balance of advances outstanding during the nine months ended September 30, 2014. The average balance of all such advances totaled $11.7 billion for the nine months ended September 30, 2013, representing 55.6 percent of the total average balance of advances outstanding during the nine months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, net prepayment fees on advances and investments were $5.7 million and $23.8 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances and investments.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $5.2 billion, or 116.9 percent, for the nine months ended September 30, 2014, compared with the same period in 2013. The yield earned on short-term money market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. We have increased these investments principally in response to growth in our advances balances to maintain our contingency liquidity to refinance debt used to fund advances. For the nine months ended September 30, 2014, the average balances of federal funds sold increased $2.7 billion and the average balances of securities purchased under agreements to resell increased $2.6 billion in comparison to the nine months ended September 30, 2013.

Average investment securities balances decreased $1.5 billion, or 15.1 percent for the nine months ended September 30, 2014, compared with the same period in 2013, a decrease consisting primarily of a $1.4 billion decline in agency and supranational institutions' debentures and a $82.1 million decline in MBS.

The average balance of our investments in mortgage loans for the nine months ended September 30, 2014, was $118.2 million lower than the average balance of these investments for the nine months ended September 30, 2013, representing a decrease of 3.4 percent.

Average Balance of COs

Average CO balances increased $12.8 billion, or 37.8 percent, for the nine months ended September 30, 2014, compared with the same period in 2013, resulting from our increased funding needs principally due to the increase in our average advances and short-term money market investment balances. This overall increase consisted of an increase of $14.0 billion in CO discount notes offset by a decrease of $1.2 billion in CO bonds.

The average balance of CO discount notes represented approximately 48.1 percent of total average COs during the nine months ended September 30, 2014, as compared with 25.0 percent of total average COs during the nine months ended September 30, 2013. The average balance of CO bonds represented 51.9 percent and 75.0 percent of total average COs outstanding during the nine months ended September 30, 2014 and 2013, respectively. The growth in average CO discount notes is commensurate with our asset growth, which has been primarily in short-term assets.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands).

	For the Three Months Ended September 30, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,331)	$—	$(68)	$—	$1,383	$(16)
Net interest settlements included in net interest income (2)	(32,487)	(9,496)	—	357	14,856	(26,770)
Total net interest income	(33,818)	(9,496)	(68)	357	16,239	(26,786)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	122	356	—	—	(144)	334
Losses on cash-flow hedges	—	—	—	—	(78)	(78)
Gains (losses) on derivatives not receiving hedge accounting	—	1,091	—	—	(30)	1,061
Mortgage delivery commitments	—	—	94	—	—	94
Net gains (losses) on derivatives and hedging activities	122	1,447	94	—	(252)	1,411

Subtotal	(33,696)	(8,049)	26	357	15,987	(25,375)

Net losses on trading securities	—	(2,387)	—	—	—	(2,387)
Total net effect of derivatives and hedging activities	$(33,696)	$(10,436)	$26	$357	$15,987	$(27,762)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended September 30, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,576)	$—	$(89)	$—	$6,716	$5,051
Net interest settlements included in net interest income (2)	(36,468)	(9,437)	—	395	13,640	(31,870)
Total net interest income	(38,044)	(9,437)	(89)	395	20,356	(26,819)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	141	388	—	—	(38)	491
Gains on cash-flow hedges	—	—	—	—	13	13
(Losses) gains on derivatives not receiving hedge accounting	—	(1,711)	—	—	33	(1,678)
Mortgage delivery commitments	—	—	104	—	—	104
Net gains (losses) on derivatives and hedging activities	141	(1,323)	104	—	8	(1,070)

Subtotal	(37,903)	(10,760)	15	395	20,364	(27,889)

Net gains on trading securities	—	726	—	—	—	726
Total net effect of derivatives and hedging activities	$(37,903)	$(10,034)	$15	$395	$20,364	$(27,163)

_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(4,712)	$—	$(174)	$—	$10,838	$5,952
Net interest settlements included in net interest income (2)	(98,917)	(28,494)	—	1,151	38,629	(87,631)
Total net interest income	(103,629)	(28,494)	(174)	1,151	49,467	(81,679)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	350	873	—	—	570	1,793
Losses on cash-flow hedges	—	—	—	—	(248)	(248)
(Losses) gains on derivatives not receiving hedge accounting	—	(3,646)	—	—	22	(3,624)
Mortgage delivery commitments	—	—	815	—	—	815
Net gains (losses) on derivatives and hedging activities	350	(2,773)	815	—	344	(1,264)

Subtotal	(103,279)	(31,267)	641	1,151	49,811	(82,943)

Net gains on trading securities	—	576	—	—	—	576
Total net effect of derivatives and hedging activities	$(103,279)	$(30,691)	$641	$1,151	$49,811	$(82,367)
________________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(6,151)	$—	$(390)	$—	$20,141	$13,600
Net interest settlements included in net interest income (2)	(114,058)	(29,004)	—	1,183	52,616	(89,263)
Total net interest income	(120,209)	(29,004)	(390)	1,183	72,757	(75,663)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	743	1,196	—	—	(112)	1,827
Gains on cash-flow hedges	—	—	—	—	53	53
Gains on derivatives not receiving hedge accounting	1	5,527	—	—	247	5,775
Mortgage delivery commitments	—	—	(1,480)	—	—	(1,480)
Net gains (losses) on derivatives and hedging activities	744	6,723	(1,480)	—	188	6,175

Subtotal	(119,465)	(22,281)	(1,870)	1,183	72,945	(69,488)

Net losses on trading securities	—	(11,278)	—	—	—	(11,278)
Total net effect of derivatives and hedging activities	$(119,465)	$(33,559)	$(1,870)	$1,183	$72,945	$(80,766)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended September 30, 2014 and 2013, was 0.38 percent and 0.57 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.58 percent and 0.88 percent, respectively.

Net interest margin for the nine months ended September 30, 2014 and 2013, was 0.41 percent and 0.67 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.63 percent and 0.98 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.7 million and $191,000, respectively, for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, interest accruals on derivatives classified as economic hedges totaled a net expense of $5.2 million and $2.1 million, respectively.

For more information about our use of derivatives to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three and nine months ended September 30, 2014 and 2013. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$334	$491	$1,793	$1,827
Net (losses) gains related to cash-flow hedge ineffectiveness	(78)	13	(248)	53
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(61)	(1,669)	(215)	(3,109)
Trading securities	2,869	182	1,760	10,966
Mortgage delivery commitments	94	104	815	(1,480)
Net interest-accruals related to derivatives not receiving hedge accounting	(1,747)	(191)	(5,169)	(2,082)
Net gain (losses) on derivatives and hedging activities	1,411	(1,070)	(1,264)	6,175
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(311)	(1,528)	(1,168)	(2,343)
Litigation settlements	17,543	812	22,012	812
Loss on early extinguishment of debt	(163)	(568)	(2,755)	(4,956)
Service-fee income	1,874	1,797	5,159	4,909
Net unrealized (losses) gains on trading securities	(2,387)	726	576	(11,278)
Other	(182)	(293)	(581)	(3,000)
Total other income (loss)	$17,785	$(124)	$21,979	$(9,681)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

Operating Expenses

For the three months ended September 30, 2014, compensation and benefits expense and other operating expenses totaled $14.0 million, representing an increase of $96,000 from the total of $13.9 million for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, compensation and benefits expense and other operating expenses totaled $43.1 million, representing an increase of $3.0 million from the total of $40.1 million for the nine months ended September 30, 2013. This increase was due to a $1.8 million increase in compensation and benefits expense resulting primarily from annual merit increases and planned staffing increases along with an increase of $1.2 million in other operating expenses.

FINANCIAL CONDITION

Advances

At September 30, 2014, the advances portfolio totaled $31.4 billion, an increase of $3.9 billion compared with $27.5 billion at December 31, 2013.

The following table summarizes advances outstanding by product type at September 30, 2014, and December 31, 2013.

Advances Outstanding by Product Type (dollars in thousands)

	September 30, 2014		December 31, 2013
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$11,192,481	35.9%	$10,331,903	38.0%
Short-term	10,153,644	32.6	10,340,279	38.0
Putable	2,252,675	7.2	2,492,175	9.1
Amortizing	909,933	2.9	868,869	3.2
Overnight	886,583	2.8	1,473,251	5.4
All other fixed-rate advances	72,000	0.2	72,500	0.3
	25,467,316	81.6	25,578,977	94.0

Variable-rate advances
Simple variable	5,615,000	18.0	1,485,000	5.5
Putable	73,000	0.3	116,000	0.4
All other variable-rate indexed advances	38,896	0.1	31,287	0.1
	5,726,896	18.4	1,632,287	6.0
Total par value	$31,194,212	100.0%	$27,211,264	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At September 30, 2014, we had advances outstanding to 312, or 70.4 percent, of our 443 members. At December 31, 2013, we had advances outstanding to 302, or 68.2 percent, of our 443 members.

The following table presents the top five advance-borrowing institutions at September 30, 2014, and the interest earned on outstanding advances to such institutions for the three and nine months ended September 30, 2014.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	September 30, 2014
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2014	Advances Interest Income for the Nine Months Ended September 30, 2014
Citizens Bank N.A.	$5,468,698	17.5%	0.24%	$3,755	$9,505
People's United Bank	2,205,702	7.1	0.20	1,196	3,908
Webster Bank, N.A.	2,290,161	7.4	0.48	2,666	7,822
Berkshire Bank	940,992	3.0	0.23	646	2,123
Brookline Bank	812,281	2.6	0.88	1,889	5,364
Total of top five advance-borrowing institutions	$11,717,834	37.6%		$10,152	$28,722
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

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

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at September 30, 2014, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of September 30, 2014 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	270	$22,920,805	$55,863,870	243.7%
Category-2	19	5,919,023	10,380,466	175.4
Category-3	17	609,480	860,999	141.3
Insurance companies	11	1,744,904	1,905,304	109.2
Total	317	$31,194,212	$69,010,639	221.2%
The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of September 30, 2014.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$35,182,620
Collateral specifically listed and identified	30,086,108
Collateral delivered to us	8,562,712

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2013 Annual Report. At both September 30, 2014, and December 31, 2013, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at September 30, 2014, and December 31, 2013, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Investments

At September 30, 2014, investment securities and short-term money market instruments totaled $15.2 billion, compared with $13.0 billion at December 31, 2013.

Short-term money market investments totaled $6.0 billion and $4.6 billion at September 30, 2014, and December 31, 2013, respectively.

Investment securities increased $834.1 million to $9.2 billion at September 30, 2014, compared with December 31, 2013. The increase was attributable to an increase of $1.6 billion in MBS offset by a decrease of $807.2 million in agency debentures.

Our MBS investment portfolio consists of the following categories of securities as of September 30, 2014, and December 31, 2013. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	September 30, 2014	December 31, 2013
Residential MBS - U.S. government-guaranteed and GSE	65.2%	60.2%
Commercial MBS - U.S. government-guaranteed and GSE	21.4	22.1
Private-label residential MBS	13.1	17.4
ABS backed by home-equity loans	0.3	0.3
Total MBS	100.0%	100.0%

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of September 30, 2014 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$210	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	3,500,000	—	—	—
Federal funds sold	—	900,000	1,550,000	—	—	—
Total money market instruments	—	900,210	5,050,000	—	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	6,494	—	—	—	—
U.S. government-owned corporations	—	269,886	—	—	—	—
GSEs	—	117,737	—	—	—	—
Supranational institutions	435,389	—	—	—	—	—
HFA securities	22,475	40,465	113,997	—	—	2,115
Total non-MBS	457,864	434,582	113,997	—	—	2,115

MBS:
U.S. government guaranteed - residential (2)	—	256,167	—	—	—	—
U.S. government guaranteed - commercial (2)	—	937,001	—	—	—	—
GSE – residential (2)	—	5,099,484	—	—	—	—
GSE – commercial (2)	—	815,985	—	—	—	—
Private-label – residential	7,542	363	41,200	88,295	939,952	9
ABS backed by home-equity loans	572	1,136	8,177	2,352	4,303	4,121
Total MBS	8,114	7,110,136	49,377	90,647	944,255	4,130

Total investment securities	465,978	7,544,718	163,374	90,647	944,255	6,245

Total investments	$465,978	$8,444,928	$5,213,374	$90,647	$944,255	$6,245
_______________________

(1)
Ratings are obtained from Moody's, Fitch Ratings Inc. (Fitch), and S&P and are as of September 30, 2014. Each rating classification includes all rating levels within that category. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At September 30, 2014, our unsecured credit exposure related to money market instruments and debentures, including accrued interest, was $3.3 billion to 10 counterparties and issuers, of which $2.5 billion was for federal funds sold and $836.6 million was for debentures issued by GSEs, U.S. government-owned corporations and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of September 30, 2014:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of September 30, 2014

Issuer / counterparty	Percent
National Australia Bank LTD (1)	13.7%
National Bank of Canada (1)	13.7
Bank of Nova Scotia (1)	13.7
Rabobank Nederland (1)	13.7
Standard Chartered Bank (1)	13.7
Inter-American Development Bank (a supranational institution)	13.4
_______________________

(1)	Overnight federal funds sold.

Of our $8.8 billion in par value of MBS and ABS investments at September 30, 2014, $1.8 billion in par value are private-label MBS. These private-label MBS are comprised as follows:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	September 30, 2014			December 31, 2013
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$13,128	$158,332	$171,460	$15,585	$176,416	$192,001
Alt-A	28,376	1,568,419	1,596,795	31,040	1,684,971	1,716,011
Total private-label residential MBS	41,504	1,726,751	1,768,255	46,625	1,861,387	1,908,012
ABS backed by home equity loans
Subprime	—	21,977	21,977	—	23,980	23,980
Total par value of private-label MBS	$41,504	$1,748,728	$1,790,232	$46,625	$1,885,367	$1,931,992
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The amounts outstanding as of September 30, 2014, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of September 30, 2014, reflect the percentage of subordinated class outstanding balances as of September 30, 2014, to our senior class outstanding balances as of September 30, 2014, weighted by the par value of our respective senior class securities, and shown by year of securitization. Average current credit enhancements as of September 30, 2014, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization At September 30, 2014 (dollars in thousands)

		Year of Securitization
	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$8,140	$—	$—	$7,542	$598
Double-A	1,499	—	—	—	1,499
Single-A	49,377	—	—	27,457	21,920
Triple-B	91,151	—	—	18,975	72,176
Below Investment Grade
Double-B	60,891	—	—	31,369	29,522
Single-B	73,076	16,862	—	44,471	11,743
Triple-C	891,739	199,022	487,903	188,771	16,043
Double-C	297,585	129,793	128,057	39,735	—
Single-C	72,041	7,356	30,970	33,715	—
Single-D	240,603	64,675	67,614	107,558	756
Unrated	4,130	—	—	—	4,130
Total	$1,790,232	$417,708	$714,544	$499,593	$158,387

Amortized cost	$1,384,746	$294,247	$499,114	$434,089	$157,296
Gross unrealized gains	79,812	33,527	32,575	13,346	364
Gross unrealized losses	(41,845)	(5,137)	(10,631)	(18,997)	(7,080)
Fair value	$1,422,713	$322,637	$521,058	$428,438	$150,580
Other-than-temporary impairment for the nine months ended September 30, 2014
Total other-than-temporary impairment losses on held-to-maturity securities	$(243)	$(211)	$—	$—	$(32)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(925)	(532)	(375)	(2)	(16)
Net impairment losses on held-to-maturity securities recognized in income	$(1,168)	$(743)	$(375)	$(2)	$(48)

Weighted average percentage of fair value to par value	79.47%	77.24%	72.92%	85.76%	95.07%
Original weighted average credit support	26.36	28.63	28.77	26.14	10.23
Weighted average credit support	10.41	6.33	6.32	16.14	21.51
Weighted average collateral delinquency (1)	26.81	33.13	30.16	20.92	13.65
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Insured Investments

Certain of our private-label MBS are insured by monoline insurers that guarantee the timely payment of principal and interest on such MBS if such payments cannot be satisfied from the cash flows of the underlying mortgage pool. As of September 30, 2014, our private-label MBS and ABS backed by home equity loan investments covered by monoline insurance was $93.9 million, of which $90.7 million represents private-label MBS covered by the monoline bond insurance for some period of time in the cash-flow modeling. Of the $90.7 million, 79.3 percent represents Alt-A MBS and 20.7 percent represents subprime ABS backed by home equity loan investments.

Mortgage Loans

As of September 30, 2014, our mortgage loan investment portfolio totaled $3.4 billion, an increase of $35.4 million from December 31, 2013.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to December 31, 2015. As of September 30, 2014, we had $534.6 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Business Lines — Mortgage Loan Finance — MPF Loan Participations in the 2013 Annual Report.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2014	December 31, 2013
Massachusetts	42%	41%
Maine	12	11
Wisconsin	9	8
Connecticut	7	7
California	5	7
All others	25	26
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $2.4 million at September 30, 2014, compared with $2.2 million at December 31, 2013.

For information on the determination of the allowance at September 30, 2014, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2013 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2014	December 31, 2013
Total par value past due 90 days or more and still accruing interest	$7,065	$19,450
Nonaccrual loans, par value	40,664	46,012
Troubled debt restructurings (not included above)	2,937	2,589

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of September 30, 2014, we were the beneficiary of primary mortgage insurance coverage of $56.3 million on $228.2 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $22.5 million on mortgage pools with a total unpaid principal balance of $372.0 million.

Deposits

At September 30, 2014, and December 31, 2013, deposits totaled $520.9 million and $517.6 million, respectively.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivatives

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a FCM with a DCO are classified as assets or liabilities according to the net fair value of those derivatives which have been transacted through a particular FCM with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $12.6 million and $4.3 million as of September 30, 2014, and December 31, 2013, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $513.8 million and $608.2 million as of September 30, 2014, and December 31, 2013, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2014, and December 31, 2013. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			September 30, 2014		December 31, 2013
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,674,730	$(198,648)	$4,962,980	$(277,060)
	Swaps	Economic	164,500	(1,057)	154,500	(893)
Total associated with advances			4,839,230	(199,705)	5,117,480	(277,953)
Available-for-sale securities	Swaps	Fair value	611,915	(275,610)	611,915	(218,658)
	Caps and floors	Economic	300,000	—	300,000	43
Total associated with available-for-sale securities			911,915	(275,610)	911,915	(218,615)
Trading securities	Swaps	Economic	210,000	(16,842)	215,000	(18,602)
COs	Swaps	Fair value	7,330,940	(3,689)	6,112,695	(14,453)
	Swaps	Economic	22,500	(53)	904,000	120
	Forward starting swaps	Cash flow	1,069,800	(24,736)	1,410,800	(51,466)
Total associated with COs			8,423,240	(28,478)	8,427,495	(65,799)
Deposits	Swaps	Fair value	—	—	20,000	1,143
Total			14,384,385	(520,635)	14,691,890	(579,826)
Mortgage delivery commitments			25,880	16	11,056	(35)
Total derivatives			$14,410,265	(520,619)	$14,702,946	(579,861)
Accrued interest				(9,333)		(26,249)
Cash collateral and accrued interest				28,756		2,276
Net derivatives				$(501,196)		$(603,834)
Derivative asset				$12,636		$4,318
Derivative liability				(513,832)		(608,152)
Net derivatives				$(501,196)		$(603,834)
 _______________________

(1)
Embedded advance derivatives separated from the host contract with a notional amount of $164.5 million and $154.5 million as of September 30, 2014, and December 31, 2013, respectively, and fair values of $1.1 million and $892,000, respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $12.0 billion, representing 83.3 percent of all derivatives outstanding as of September 30, 2014. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of September 30, 2014 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$504,515	$(5,683)	$504,515	$5,704	2.94%	0.23%	2.62%	0.55%
Due after one year through two years	650,695	(19,272)	650,695	19,239	2.77	0.24	2.51	0.50
Due after two years through three years	1,810,130	(113,686)	1,810,130	112,494	3.65	0.24	3.47	0.42
Due after three years through four years	975,850	(52,373)	975,850	52,271	3.15	0.23	2.95	0.43
Due after four years through five years	454,250	(4,740)	454,250	4,739	2.52	0.23	2.04	0.71
Thereafter	279,290	(2,894)	279,290	2,879	2.81	0.24	2.34	0.71
Total	$4,674,730	$(198,648)	$4,674,730	$197,326	3.19%	0.23%	2.93%	0.49%
_______________________

(1)	Included in the advances hedged amount are $2.3 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2014.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of September 30, 2014 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,592,695	$1,851	$1,592,695	$(1,851)	0.49%	0.52%	0.15%	0.12%
Due after one year through two years	1,888,000	8,832	1,888,000	(6,651)	0.91	0.97	0.17	0.11
Due after two years through three years	1,910,245	(2,793)	1,910,245	5,056	1.00	1.02	0.14	0.12
Due after three years through four years	530,000	35	530,000	738	1.28	1.28	0.11	0.11
Due after four years through five years	370,000	(774)	370,000	2,437	1.57	1.57	0.06	0.06
Thereafter	1,040,000	(9,877)	1,040,000	11,340	1.47	1.47	0.02	0.02
Total	$7,330,940	$(2,726)	$7,330,940	$11,069	0.98%	1.01%	0.13%	0.10%
_______________________

(1)	Included in the CO bonds hedged amount are $3.2 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2014.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivatives Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently are receiving only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in-the-money). The resulting net exposure at fair value is reflected in the derivatives table below. We presently pledge securities collateral for bilateral derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold defined in our master netting agreement with the counterparty. We may also pledge cash collateral, including, for cleared derivatives, initial and variation margin as required by the applicable DCO. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of September 30, 2014.

Derivatives Counterparty Current Credit Exposure As of September 30, 2014 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Double-A	$535,000	$632	$—	$—	$632
Single-A	415,000	382	(380)	—	2

Liability positions with credit exposure:
Bilateral derivatives
Single-A	2,732,545	(57,370)	—	59,346	1,976
Triple-B	1,007,310	(37,736)	—	39,863	2,127
Cleared derivatives	3,483,045	(17,169)	29,136	—	11,967
Total derivative positions with nonmember counterparties to which we had credit exposure	8,172,900	(111,261)	28,756	99,209	16,704

Mortgage delivery commitments (2)	25,880	35	—	—	35
Total	$8,198,780	$(111,226)	$28,756	$99,209	$16,739

Derivative positions without credit exposure: (3)
Double-A	$334,000
Single-A	4,371,445
Triple-B	1,506,040
Total derivative positions without credit exposure	$6,211,485
_______________________

(1)
Bilateral derivatives ratings are obtained from Moody's, Fitch, and S&P. Each rating classification includes all rating levels within that category. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor is used.

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

Liquidity

Internal Sources of Liquidity

We maintain structural liquidity to support our day-to-day business needs and our contractual obligations. We define structural liquidity as projected net cash flow adjusted to assume all maturing advances are renewed, member overnight deposits are withdrawn at a rate of 50 percent per day, and loan investment commitments are taken down at a rate in excess of our ordinary experience (such adjustments are collectively referred to as our secondary uses of funds). We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable. We have a management action trigger based on our structural liquidity, which is a five business day test that is triggered if structural liquidity is less than negative $1.0 billion. We complied with this management action trigger at all times during the quarter ended September 30, 2014.

The following table shows our structural liquidity as of September 30, 2014.

Structural Liquidity As of September 30, 2014 (dollars in thousands)

5 Days
Projected net cash flow	$7,274,249
Less: Secondary uses of funds	(3,788,752)
Structural liquidity	$3,485,497

We also have a management action trigger based on projected net cash flow. This is a 21 business day test that is triggered if projected net cash flow is negative at or before day 21. We complied with this management action trigger at all times during the quarter ended September 30, 2014. At September 30, 2014, projected net cash flow at day 21 was $6.8 billion.

FHFA regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. For contingency liquidity, we define adjusted net cash flow as projected sources of funds less uses of funds excluding reliance on access to the CO debt markets and including funding a portion of outstanding letters of credit. We complied with this requirement at all times during the nine months ended September 30, 2014. As of September 30, 2014, and December 31, 2013, we held a surplus of $11.9 billion and $10.9 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of September 30, 2014.

Contingency Liquidity As of September 30, 2014 (dollars in thousands)
Cumulative Fifth Business Day
Adjusted net cash flow	$417,768
Contingency borrowing capacity (exclusive of CO issuances)	11,531,165
Net contingency liquidity	$11,948,933

In addition, certain FHFA guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the nine months ended September 30, 2014.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the nine months ended September 30, 2014. During the three months ended September 30, 2014, this gap averaged 1.5 percent (maximum level 2.1 percent and minimum level 0.5 percent). As of September 30, 2014, this gap was 1.8 percent, compared with 2.1 percent at December 31, 2013.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement

We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — External Sources of Liquidity in the 2013 Annual Report. We have never drawn funding under this agreement.

Debt Financing — Consolidated Obligations

At September 30, 2014, and December 31, 2013, outstanding COs, including both CO bonds and CO discount notes, totaled $47.6 billion and $39.5 billion, respectively.

CO bonds outstanding for which we are primarily liable at September 30, 2014, and December 31, 2013, include issued callable bonds totaling $4.8 billion and $2.5 billion, respectively.

CO discount notes comprised 47.4 percent and 40.6 percent of the outstanding COs for which we are primarily liable at September 30, 2014, and December 31, 2013, respectively, but accounted for 91.4 percent and 89.3 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2014 and 2013, respectively, due, in particular, to our frequent overnight CO discount note issuances.

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

Capital

Capital at September 30, 2014, was $2.8 billion, a decrease of $8.5 million from December 31, 2013. Capital stock decreased by $137.0 million and accumulated other comprehensive loss totaled $440.5 million at September 30, 2014, an improvement of $41.1 million from December 31, 2013. Restricted retained earnings totaled $129.9 million at September 30, 2014, and $106.8 million at December 31, 2013. Total retained earnings at September 30, 2014, grew to $876.2 million, an increase of $87.4 million from December 31, 2013. Amounts in our restricted retained earnings account are not available to be paid as dividends. For information on our restricted retained earnings contribution requirement, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital in the 2013 Annual Report.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2014, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock declined $733.3 million to $244.0 million as of September 30, 2014, from $977.3 million as of year-end 2013, due to our repurchases of excess capital stock.
For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock in the 2013 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at September 30, 2014, and December 31, 2013 (dollars in thousands).

Expiry of Redemption Period	September 30, 2014	December 31, 2013
Past redemption date (1)	$697	$697
Due in one year or less	—	—
Due after one year through two years	25,383	—
Due after two years through three years	207	116,745
Due after three years through four years	217,420	832
Due after four years through five years	338	859,074
Total	$244,045	$977,348
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2013 Annual Report. As discussed in that Item, we may repurchase excess stock at our sole discretion, although we note our continuing moratorium on repurchases of excess stock at the member's request other than in limited, former member-related instances of insolvency. Notwithstanding the moratorium, we repurchased $500.0 million of excess stock on each of May 1, 2014 and July 31, 2014.

At September 30, 2014, and December 31, 2013, excess capital stock totaled $648.7 million and $1.7 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2014	$623,565	$1,365,282	$1,988,869	$2,637,553	$648,684
December 31, 2013	626,354	1,169,536	1,795,913	3,507,819	1,711,906
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 23, 2014, the Director of the FHFA notified us that, based on June 30, 2014, financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.8 percent at September 30, 2014.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed the sum of our regulatory capital requirement plus our minimum retained earnings target (together, our internal minimum capital requirement). As of September 30, 2014, this internal minimum capital requirement equaled $2.8 billion, which was satisfied by our actual regulatory capital of $3.5 billion.

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

The FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP and interest expense on mandatorily redeemable capital stock. For the nine months ended September 30, 2014, our AHP assessment was $13.7 million. See Item 1 — Business — Assessments in the 2013 Annual Report for additional information regarding the AHP assessment.

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

As of September 30, 2014, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements. Described below are the results of the sensitivity analysis for other-than-temporary impairment of private-label MBS.

Other-Than-Temporary Impairment of Investment Securities

See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information related to management's other-than-temporary impairment analysis for the current period.

In addition to evaluating our residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index scenario that was determined by the OTTI Governance Committee. This more stressful scenario was based on a housing price forecast that was decreased five percentage points followed by a recovery path that is 33.0 percent lower than the base case. The base case and adverse case scenarios for other-than-temporarily impaired private-label MBS for the three months ended September 30, 2014, were $311,000 and $1.9 million, respectively.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which we and our members operate continues to evolve rapidly due to the implementation of reforms for financial entities, which reforms commenced in the wake of the last recession. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. We summarize certain significant regulatory actions and developments for the period covered by this report below.

FHFA Proposed Rule on FHLBank Membership. On September 12, 2014, the FHFA issued a proposed rule with a comment deadline of January 12, 2015 that would, among other things:

•
require all FHLBank members to maintain, on an ongoing basis, at least 1 percent of their assets in first-lien home mortgage loans, including MBS, with maturities of five years or more in order to maintain their membership in the FHLBanks;

•
require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in the FHLBanks; and

•	eliminate virtually all currently eligible captive insurance companies from FHLBank membership, with such existing members having their access to membership benefits wound down during a sunset period.

If adopted as proposed, the rule would lead to the loss of members and potential members that do not meet the new requirements and could adversely impact our results of operations.

Proposed Rules for Margin and Capital Requirements for Covered Swap Entities. On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the FHFA (collectively, the Agencies) jointly proposed a rule with a November 24, 2014, comment deadline that would establish minimum margin collection requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants that are subject to the jurisdiction of one of the Agencies.

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) proposed a rule with a comment deadline of December 2, 2014, for entities that are not subject to regulation by the Agencies. The CFTC’s proposed rule’s requirements generally conform with the Agencies’ proposed requirements.

These proposed rules would subject certain non-cleared swaps to a mandatory two-way initial margin requirement. The amount of initial margin required to be posted would be either the amount calculated using a standardized schedule set forth in the proposed rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the proposed rule that is approved by the applicable Agency. The proposed rules specify the types of collateral that may be posted as initial margin (generally, cash, government securities, liquid debt, equity securities, and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The proposed rules would also require variation margin to be exchanged daily for certain non-cleared swaps. The variation margin amount is the daily mark-to-market change in the value of the swap taking into account variation margin previously paid or collected. Variation margin may only be paid in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

Under the proposed rules, the variation margin requirement would become effective on December 1, 2015, and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the proposed rule’s initial margin requirement would not come into effect until December 1, 2019.

We would not be directly covered by the proposed rules, however, the FHFA would have discretion to designate us to be directly covered. In any case, our swap dealer counterparties would be required to collect initial and variation margin from us due to our status as a financial end user and based on the aggregate notional amount of our swaps.

If the proposed rules are adopted, our cost of engaging in non-cleared swaps would increase, and adversely impact our results of operations to the extent we could not satisfy our hedging goals without using non-cleared swaps.

Basel Committee on Bank Supervision Final Liquidity Coverage Ratio (the LCR) Rule. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized the LCR rule, applicable to: (i) U.S. banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets. The LCR rule requires such covered companies to maintain a stock of “high quality liquid assets” (HQLA) that is no less than 100 percent of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to us but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; COs are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run off includes 25 percent of our advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A HQLA, where zero percent and 15 percent run-off assumptions apply, respectively. At this time, the impact of the final rule on us is uncertain. The final rule requires that all covered companies be fully compliant by January 1, 2017.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at September 30, 2014, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.3 billion, compared with $13.4 billion at December 31, 2013);

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate risk of our debt (at September 30, 2014, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.6 billion, compared with $1.2 billion at December 31, 2013);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements, was $7.3 billion, or 29.5 percent of our total outstanding CO bonds at September 30, 2014, compared with $7.0 billion, or 30.2 percent of total outstanding CO bonds, at December 31, 2013);

•	contractual provisions for advances that require borrowers to pay us prepayment fees, which make us financially indifferent if the borrower prepays such advances prior to maturity; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Strategies to Manage Market and Interest Rate Risk in the 2013 Annual Report.

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

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at September 30, 2014, and December 31, 2013,

Interest/Market-Rate Risk Metric	At September 30, 2014	At December 31, 2013	Target, Limit or Management Action Trigger at September 30, 2014
MVE	$3.4 billion	$4.2 billion	None
MVE/BVE	97.7%	97.5%	None
MVE/Par Stock	130.2%	119.4%	100% or higher (target)
Economic Capital Ratio	6.5%	9.3%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$91.6 million	$136.9 million	Maintain below $275.0 million (limit)
Duration of Equity	+0.1 years	+0.9 years	Maintain below +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(3.6)%	(3.5)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+0.1 months	+1.0 months	None
MPF Portfolio VaR	$65.8 million	$87.0 million	Maintain below $68.8 million (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 52 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 173 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

See Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios in the 2013 annual report on Form 10-K for a discussion of the MPF Portfolio VaR at December 31, 2013, which exceeded the threshold for our management action trigger at that date.

Value at Risk. The table below presents the historical simulation VaR estimate as of September 30, 2014, and December 31, 2013, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2014		December 31, 2013
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	0.13%	$4.4	(0.12)%	$(5.0)
75%	0.36	12.3	0.46	19.1
95%	1.41	48.3	1.64	68.8
99%	2.67	91.6	3.27	136.9
_______________________

(1)	Loss exposure is expressed as a percentage of base MVE.

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

The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in thousands).

	September 30, 2014
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE	$3,317	$3,352	$3,401	$3,433	$3,404	$3,308	$3,179
Percent change in MVE from base	(3.4)%	(2.4)%	(0.9)%	—%	(0.8)%	(3.6)%	(7.4)%
MVE/BVE	94.4%	95.4%	96.8%	97.7%	96.9%	94.1%	90.5%
MVE/Par Stock	125.7%	127.1%	128.9%	130.2%	129.1%	125.4%	120.5%
Duration of Equity	+0.6 years	-1.3 years	-1.5 years	+0.1 years	+2.0 years	+3.4 years	+4.2 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.5%	2.5%	2.5%	2.9%	2.3%	1.5%	0.5%
Net income percent change from base	(24.4)%	(25.3)%	(25.9)%	—%	11.7%	15.7%	16.9%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for September 30, 2014, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude interest expense on mandatorily redeemable capital stock.

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

As shown in the percent change in MVE lines in the above tables, we satisfied the limit at each period ended September 30, 2014, and December 31, 2013.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer, and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe certain continuing legal proceedings in Item 3 — Legal Proceedings in the 2013 Annual Report, including, but not limited to, information on: a private-label MBS complaint we continue against various defendants, including securities dealers, underwriters, control persons, issuers/depositors and credit rating agencies; and a class action complaint against EMC Mortgage Corporation and Bear, Stearns & Co., now known as J.P. Morgan Securities, LLC, based on our investment in certain private-label MBS trusts.

Private-label MBS Complaint Developments

On July 1, 2014, we agreed with certain defendants in our private-label MBS litigation to settle our claims against them for an aggregate amount of $17.4 million (which amount is net of legal fees and expenses).

On September 30, 2014, Judge O’Toole dismissed our claims against the credit rating agency defendants, based on a recent Supreme Court case. The judge ruled that the United States District Court for the District of Massachusetts (the Massachusetts District Court) lacks personal jurisdiction over our claims against the credit rating agency defendants and declined to grant our motion to transfer those claims to another federal district court that does have personal jurisdiction. Judge O’Toole certified the ruling for immediate appeal. To preserve our rights with respect to a permissive appeal, on October 10, 2014, we sought permission from the United States Court of Appeals for the First Circuit to appeal. Later that same month, we filed a notice of appeal to preserve our right to appeal under a separate grant of appellate jurisdiction. On October 14, 2014, we entered into tolling agreements with the credit rating agency defendants regarding the claims we had asserted against them in the Massachusetts District Court. Those agreements toll the statute of limitations for purposes of our filing a possible new action in a different jurisdiction, which we may determine is appropriate in the event our appeal is not successful.

In addition to our appeal with respect to the dismissal of our claims against Moody’s and S&P, we continue to pursue claims in this litigation against the following and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Barclays Capital Inc.; The Bear Stearns Companies LLC; Credit Suisse (USA), Inc.; DB Structured Products, Inc.; DB U.S. Financial Market Holding Corporation; EMC Mortgage Corporation; Impac Mortgage Holdings, Inc.; JPMorgan Chase & Co.; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; UBS Americas Inc.; and WaMu Capital Corp.

Class Action Complaint Developments

The defendants in the class action complaint previously filed a motion to dismiss our complaint, arguing, among other things, that we lacked standing to pursue the claims and that we had failed to adequately plead our claims. On September 19, 2014, we filed our response to that motion. We cannot predict when the court will issue a ruling.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Exhibit Description
10.1	The Federal Home Loan Bank of Boston 2015 Director Compensation Policy * (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on October 24, 2014)
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 7, 2014	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 7, 2014	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer