Form 10-K
period 2014-12-31
Federal Home Loan Bank of Boston
filed 2015-03-23
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2015, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 24,859,970 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1.    BUSINESS

General

The Federal Home Loan Bank of Boston is a federally chartered corporation organized by the U.S. Congress (Congress) in 1932 pursuant to the Federal Home Loan Bank Act of 1932 (as amended, the FHLBank Act) and is a government-sponsored enterprise (GSE). Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston. Our primary regulator is the Federal Housing Finance Agency (the FHFA).

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

We are exempt from ordinary federal, state, and local taxation except for local real-estate tax. In lieu of taxes, we set aside funds at a 10 percent rate on our income for our Affordable Housing Program (AHP). For additional information, see — AHP Assessment.

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have four long-term strategic priorities, which are to:

•	position the Bank to compete effectively in the wholesale funding market and meet members' need for funding housing, community development and economic growth;

•	optimize our capital structure considering our risk profile and retained earnings balance, while maintaining sufficient capital for dividends and excess stock repurchase strategies;

•	advocate stakeholder interests in policy matters, and effectively respond to pending GSE reform and other legislative and regulatory initiatives; and

•	continue to evolve as a strong and agile organization that responds quickly and effectively to emerging risks and opportunities while upholding our commitment to efficient and effective operations.

We combine private capital and public sponsorship in a way that is intended to enable our members and housing associates to assure the flow of credit and other services for housing and community development. We serve the public through our members and housing associates by providing these institutions with a readily available, low-cost source of funds, called advances, as well as other products and services that are intended to support the availability of residential-mortgage and community-investment credit. In addition, we provide liquidity by enabling members to sell mortgage loans through a mortgage loan purchase program. Under this program, we offer participating financial institutions the opportunity to originate mortgage loans for sale to us or to designated third-party investors. Our primary source of income is derived from the interest spread between interest-earning assets and interest-bearing liabilities. We are generally able to borrow funds at favorable rates due to our GSE status.

Our members and housing associates are comprised of institutions located throughout our district. Institutions eligible for membership include thrift institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified community development financial institutions (CDFIs), and insurance companies that are active in housing finance. We are also authorized to lend to housing associates such as state housing-finance agencies located in New England. Members are required to purchase and hold our capital stock as a condition of membership and for advances and certain other activities transacted with us. Our capital stock is not publicly traded on any stock exchange. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the member's investment in or any dividend on our stock.

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

The FHFA conducts an annual on-site examination and other periodic reviews of our operations to assess our safety and soundness as well as our compliance with statutory and regulatory requirements. In addition, we are required to submit information on our financial condition and results of operations each month to the FHFA. We are generally prohibited by FHFA regulations from disclosing the results of the FHFA's examinations and reviews. However, we do consider the information we gather from these processes in setting our business objectives and conducting our operations. Information from those examinations and reviews could become publicly available either through the FHFA or through the FHFA's Office of Inspector General, which can sometimes occur via their reports to Congress.

The Office of Finance

The Federal Home Loan Banks' Office of Finance (the Office of Finance) facilitates the issuing and servicing of FHLBank debt in the form of COs. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with credit and market data and maintains the FHLBanks' joint relationships with credit-rating agencies. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of the FHLBank presidents and five independent directors.

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

Employees

As of February 28, 2015, we had 199 full-time employees and one part-time employee.

Membership

The following table summarizes our membership, by type of institution, as of December 31, 2014, 2013, and 2012.

Membership Summary
Number of Members by Institution Type
	December 31,
	2014	2013	2012
Commercial banks	55	58	65
Credit unions	159	156	155
Insurance companies	32	27	27
Thrift institutions	199	201	205
Community development financial institutions, non-depository institutions	4	1	—
Total members	449	443	452

As of December 31, 2014, 2013, and 2012, 69.9 percent, 68.2 percent, and 66.6 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and large credit unions in our district that are eligible to become members. We do not anticipate that a substantial number of additional FDIC-insured institutions will become members. Many other institutions that are eligible for membership, such as insurance companies, smaller credit unions, and CDFIs have thus far elected not to become members or do not meet our membership eligibility requirements. We note that, for a variety of reasons including merger of members, we could experience a contraction in our membership which could lower overall demand for our products and services.

Economic Conditions

While our membership is limited to institutions with their principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2014 and are expected to impact us in 2015, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

Business Lines

Our business lines include offering credit products, such as advances, access to the Mortgage Partnership Finance® (MPF®) program, deposit and safekeeping services, and access to the AHP. We also maintain a portfolio of investments for liquidity purposes and to supplement earnings.

Advances. We serve as a source of liquidity and make advances to our members and housing associates secured by mortgage loans and other eligible collateral. We offer an array of fixed- and variable-rate advances products, with repayment terms intended to provide funding alternatives to our members in many interest-rate environments and situations. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date or series of dates or 2) amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

We price advances based on the estimated marginal cost of funding with a similar maturity profile, as well as market rates for comparable funding alternatives. In accordance with the FHLBank Act and FHFA regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we are permitted to price our products on a differential basis, which is based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members.

Our major competitors are other sources of liquidity, including deposits, investment banks, commercial banks, and, in certain instances, other FHLBanks.

We had 314 members, three housing associates, and three nonmember institutions with advances outstanding as of December 31, 2014. We have never experienced a credit loss on an advance. For information on competition and trends in demand for advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

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

In addition to making advances to members, we are permitted under the FHLBank Act, to make advances to housing associates that are approved mortgagees under Title II of the National Housing Act. Housing associates must be chartered under law and have succession, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital stock investment requirements; however, they are subject to the same underwriting standards as members, but are more limited in the forms of collateral that they may pledge to secure advances.

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

Generally, advances may be prepaid at any time. We charge prepayment fees to make us financially indifferent to advance prepayments, except in cases where the prepayment of an advance does not have an adverse financial impact on us.

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

The AHP provides subsidies in the form of direct grants or subsidized interest rates on advances (AHP advances) to help fund affordable housing projects that are directly sponsored by members.

The EBP offers members grants to provide households with incomes at or below 80 percent of the area median income with down-payment, closing-cost, homebuyer counseling, and rehabilitation assistance. The EBP is funded with a portion of the AHP assessment.

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

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments — Investments Credit Risk, we maintain a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds and securities purchased under agreements to resell (secured by U.S. Department of the Treasury (U.S. Treasury) securities, Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities).

We also endeavor to enhance interest income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued by U.S. government agencies and instrumentalities, supranational institutions, MBS, and asset-backed securities (ABS) that are issued either by GSE mortgage agencies or by other private-sector entities provided that they are rated in at least the second highest rating category from a nationally recognized statistical rating organization (NRSRO) as of the date of purchase. Our ABS holdings are further limited to securities backed by loans secured by real estate. We have also purchased securities issued by HFAs that are rated in at least the second-highest rating category from an NRSRO as of the date of purchase. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money-markets. For a discussion of developments and factors that have impacted and could continue to impact the profitability of our investments, particularly our long-term investment portfolio, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

We endeavor to maintain our total investments at a level less than 50 percent of our total assets because investing activities are incremental to our primary mission. Our total investments were 30.6 percent of our total assets at December 31, 2014, and 29.1 percent at December 31, 2013. We expect to continue to be able to satisfy this investment objective for the foreseeable future without this objective causing a material impact on our results of operations or financial condition.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2014, and 2013, our MBS, ABS, and SBA holdings represented 230 percent and 162 percent of capital, respectively.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate Fannie Mae's investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members. MPF loans are either conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) or government mortgage fixed-rate loans that are insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans (government mortgage loans). For information on trends in the growth of the program in 2014, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

We have offered our members Original MPF, MPF 125, MPF Plus, MPF Government, and MPF Xtra, each being closed-loan products in which we, or Fannie Mae in the case of MPF Xtra, invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The participating financial institution performs all of the traditional retail loan origination functions under these MPF products. We continue to offer Original MPF, MPF Government, and MPF Xtra. We do not currently offer our members new master commitments under either MPF 125 or MPF Plus.

The FHLBank of Chicago (in this capacity, the MPF Provider) establishes general eligibility standards under which an FHLBank member may become a participating financial institution, the structure of MPF loan products, and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian. The FHLBanks that participate in the MPF Program (including the Bank, the MPF Banks) pay fees to the MPF Provider for these services.

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

For conventional mortgage loan products (MPF loan products other than government mortgage loans and MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The participating financial institution's credit enhancement covers losses for MPF loans under a master commitment in excess of the MPF Bank's allocated portion of credit losses up to an agreed upon amount, called the first loss account. A master commitment is an agreement that provides the terms under which the participating financial institution delivers mortgage loans to an MPF Bank. Participating financial institutions are paid a credit-enhancement fee for providing credit enhancement and in some instances all or a portion of the credit-enhancement fee may be adjusted based upon the performance of loans purchased by the MPF Bank. See — MPF Products, below, for a summary of the credit-enhancement and risk-sharing arrangements for the MPF program.

We also offer the MPF Xtra product, which provides our participating financial institutions with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Such loans are not held on our balance sheet and the related credit and market risks are transferred to Fannie Mae.

Participating Financial Institution Eligibility

Members and eligible housing associates may apply to become a participating financial institution. All of the participating financial institution's obligations under the applicable agreement are secured in the same manner as the other obligations of the participating financial institution under its regular advances agreement with us. We have the right to request additional collateral to secure the participating financial institution's obligations.

Repurchases of MPF Loans

When a participating financial institution fails to comply with its representations and warranties concerning its duties and obligations described within applicable agreements, the MPF guides, applicable laws, or terms of mortgage documents, the participating financial institution may be required to repurchase the MPF loans that are impacted by such failure. Reasons that would require a participating financial institution to repurchase an MPF loan may include, but are not limited to, MPF loan ineligibility, failure to deliver documentation to an approved custodian, a servicing breach, fraud, or other misrepresentation. In such instances, we can require that the participating financial institution compensate us for any losses or costs that we incur. Additionally, subject to our approval, participating financial institutions may repurchase delinquent government mortgage loans so that they may comply with loss-mitigation requirements of the applicable government agency to preserve the insurance or guaranty coverage. The repurchase price for each such delinquent loan is equal to the current scheduled principal balance and accrued interest on the government mortgage loan.

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

MPF Servicing

The participating financial institution, or a servicer it engages, generally retains the right and responsibility for servicing MPF loans it delivers, which includes loan collections and remittances, default management, loss mitigation, foreclosure, and disposition of the real estate acquired through foreclosure or deed in lieu of foreclosure.

If there is a loss on a conventional mortgage loan, the loss is allocated to the master commitment and shared in accordance with the risk-sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate-owned property (REO) to the related MPF Bank, or in the case of a participation, to us and other MPF Bank(s) based upon their respective interests in the MPF loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between us and the participating financial institution.

Loss Allocation

Credit losses from conventional mortgage loans that are not covered by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between us and the participating financial institution as follows:

•	Credit losses are allocated first to us, up to an agreed-upon amount, called the first loss account determined for the MPF product as follows:

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

MPF 125. The first loss account is equal to 1.00 percent (100 basis points) of the aggregate principal balance of the MPF loans funded under the master commitment. Once the master commitment is fully funded or expires, the first loss account is expected to cover expected losses on that master commitment, although we may economically recover a portion of losses incurred under the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

MPF Plus. The first loss account is equal to an agreed-upon number of basis points of the aggregate principal balance of the MPF loans funded under the master commitment that is not less than the amount of expected losses on the master commitment. Once the master commitment is fully funded, the first loss account is expected to cover expected losses on that master commitment, although we may economically recover a portion of losses incurred under the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

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

•	Third, any remaining unallocated losses are absorbed by us.

We occasionally invest in participation interests in MPF loans together with other MPF Banks. For participation interests, MPF loan losses (other than those allocable to the participating financial institution) are allocated among us and the participating MPF Bank(s) pro rata based upon the respective participation interests in the related master commitment.

Other Banking Activities. We engage in other banking activities including, among others:

•
offering standby letters of credit, which are financial instruments we issue for a fee under which we agree to honor payment demands made by a beneficiary in the event the primary obligor cannot fulfill its obligations; and

•	acting as a correspondent for deposit, disbursement, funds transfer, and safekeeping services.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. Moody's Investors Service Inc. (Moody's) currently rates COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) currently rates them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

CO Bonds. CO bonds may have original maturities of up to 30 years (although there is no statutory or regulatory limit on maturities) and are generally issued to raise intermediate and long-term funds. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which we can redeem bonds prior to maturity.

CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including the London Interbank Offered Rate (LIBOR), the Federal Funds (Effective) rate, and others.

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

The Office of Finance has established an allocation methodology for the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital, with FHLBanks with greater total regulatory capital in absolute terms receiving greater allocations of issuance proceeds. The Office of Finance will use this method in such periods unless it determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in our ability to access the capital markets, market conditions or this allocation could adversely impact our ability to finance our operations, financial condition and results of operations.

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

FHFA regulations require that each FHLBank maintain the following types of assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank's participation in the total COs outstanding:

•	cash;

•	obligations of, or fully guaranteed by, the U.S. government;

•	secured advances;

•	mortgages, which have any guaranty, insurance, or commitment from the U.S. government or any agency of the U.S.; and

•
investments described in Section 16(a) of the FHLBank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

The following table illustrates our compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations by Carrying Value
(dollars in thousands)
	December 31,
	2014	2013

Cash and due from banks	$1,124,536	$641,033
Advances	33,482,074	27,516,678
Investments (1)	16,879,299	12,981,340
Mortgage loans, net	3,483,948	3,368,476
Accrued interest receivable	77,411	83,458
Less: pledged assets	(451,632)	(482,807)
Total non-pledged assets	$54,595,636	$44,108,178
Total consolidated obligations	$50,815,382	$39,526,687
Ratio of non-pledged assets to consolidated obligations	1.07	1.12
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

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
Capital Resources

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement. Any stock held by a member in excess of its TSIR is referred to as excess stock. At December 31, 2014, members and nonmembers with capital stock outstanding held excess capital stock totaling $633.0 million, representing approximately 23.3 percent of total capital stock outstanding.

Membership Stock-Investment Requirement (MSIR). The MSIR is equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $25.0 million.

Activity-Based Stock-Investment Requirement (ABSIR). Certain activity with us has an associated ABSIR. For example, advances have an ABSIR. The ABSIR for advances varies by term with longer terms typically requiring a higher ABSIR.

Redemption of Excess Stock. Members may submit a written request for redemption of excess stock. The stock subject to the request will be redeemed at par value by us upon expiration of the stock-redemption period, which is five years for Class B stock, provided that the stock is not required to support the member's TSIR. Note also that the stock-redemption period also applies to stock held by a member that (1) gives notice of intent to withdraw from membership or (2) becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At the end of the stock-redemption period, we must comply with the redemption request unless doing so would cause us to fail to comply with our minimum regulatory capital requirements, would cause the member to fail to comply with its TSIR, or would violate any other applicable limitation or prohibition.

Repurchase of Excess Stock. Our capital plan provides us with the authority and discretion to repurchase excess stock from any member at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. Effective January 1, 2015, we ended our general moratorium on excess stock repurchases, and we now consider honoring members’ requests for excess stock repurchases. We retain sole discretion over any repurchases of excess stock in accordance with our capital plan. As a result of rescinding the moratorium, through February 28, 2015, we repurchased $249.3 million of excess capital stock, of which $241.3 million was mandatorily redeemable capital stock.

Statutory and Regulatory Restrictions on Capital-Stock Redemption and Repurchases. In accordance with the Gramm-Leach-Bliley Act of 1999, as amended (the GLB Act), our stock is putable by the member. However, there are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding stock, including the following:

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

•
We may not redeem or repurchase any capital stock without the prior written approval of the FHFA if our board of directors or the FHFA has determined that we have incurred or are likely to incur losses that result in or are likely to result in charges against our capital stock while such charges are continuing or expected to continue.

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

•	We can only redeem stock investments that exceed the members' TSIR.

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

Mandatory Purchases of Capital Stock. Our board of directors has a right and an obligation to call for additional capital-stock purchases by our members in accordance with our capital plan, if needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone credit rating of no lower than double-A from an NRSRO. Our board of directors has never called for any additional capital-stock purchases by members under our capital plan.
Retained Earnings. Our current minimum retained earnings target is $700.0 million, which was selected for the reasons discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Retained Earnings and the Minimum Retained Earnings Target.

As of December 31, 2014, our retained earnings totaled $901.7 million. Of that amount, $136.8 million is in a restricted retained earnings account and is not available to pay dividends, as discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. We are required to allocate 20 percent of net income to this restricted retained earnings account in accordance with our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks.
Dividends. We may pay dividends from current net earnings or unrestricted retained earnings, subject to certain limitations and conditions. For additional information see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Interest-Rate-Exchange Agreements

In general, we use interest-rate-exchange agreements (derivatives) in two ways: 1) as a fair-value or cash-flow hedge of a hedged financial instrument, firm commitment, or a forecasted transaction, or 2) as economic hedges in asset-liability management that are not designated as hedges. In addition to using interest-rate-exchange agreements to manage mismatches of interest rates between assets and liabilities, we also use interest-rate-exchange agreements to manage embedded options in assets and liabilities and to hedge the market value of existing assets, liabilities, and anticipated transactions. We may also enter into interest-rate-exchange agreements concurrently with the issuance of COs to reduce funding costs. We enter into derivatives directly with principal counterparties and also enter into centrally-cleared derivatives where our counterparty is a derivatives clearing organization (DCO). FHFA regulations require the documentation of non-speculative use of these instruments and the establishment of limits to credit risk arising from these instruments.

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. For the year ended December 31, 2014, our AHP assessment was $17.6 million.

If the result of the aggregate 10 percent calculation described above is less than $100 million for all FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The shortfall would be allocated among the FHLBanks based upon the ratio of each FHLBank's income before AHP to the sum of the income before AHP of the FHLBanks combined, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year. Accordingly, the actual amount of each future AHP assessment is dependent upon both our net income before interest expense associated with mandatorily redeemable capital stock and the income of the other FHLBanks. Thus, future AHP assessments are not determinable.

Risk Management

We have a comprehensive risk-governance structure. We have identified the following major risk categories relevant to business activities:

•	Credit risk, the risk to earnings or capital due to an obligor's failure to meet the terms of any contract with us or otherwise perform as agreed;

•	Market risk, the risk to earnings or shareholder value due to adverse movements in interest rates, market prices, or interest-rate spreads;

•	Liquidity risk, the risk that we may be unable to meet our funding requirements, or meet the credit needs of members, at a reasonable cost and in a timely manner;

•
Leverage risk, the risk that our capital is not sufficient to support the level of assets that can result from a deterioration of our capital base, a deterioration of the assets, or from overbooking assets;

•
Business risk, the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions, or from external factors as may occur in both the short- and long-run, including from legislative and regulatory developments;

•
Operational risk, the risk of unexpected loss resulting from human error, fraud, vendor or third-party failure, unenforceability of legal contracts, or deficiencies in internal controls or information systems; and

•	Reputation risk, the risk to earnings or capital arising from negative public opinion, which can affect our ability to establish new business relationships or maintain existing business relationships.

Credit, market, liquidity, and leverage risks are discussed in greater detail throughout Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A — Quantitative and Qualitative Disclosures About Market Risk. Business, operational and reputation risks are discussed in greater detail below.

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

Management establishes a quantifiable connection between our desired risk profile and our risk tolerances and risk limits as expressed in our risk-management policy. Management is responsible for maintaining internal policies consistent with the risk management policy and maintains various standing committees intended to assess and manage each of the major risk categories relevant to our business activities. Our chief risk officer is responsible for communicating material changes to these internal policies to the board of directors' Risk Committee. Management is also responsible for monitoring, measuring, and reporting risk exposures to the board of directors. Additionally, our internal audit department may report to the board's Audit Committee the results of internal audit work on the effectiveness of management's risk management processes and controls.

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

Additionally, most of our information systems have been co-located with a third-party service provider to a site designed to host information systems with specialized environmental controls, certain power, heating and cooling system redundancies, 24-hour onsite staffing, and physical security. We rely on this service provider to continue to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. We take several steps to mitigate the risks of our reliance on this third-party service provider, including physical and monitored logical security controls to protect our information systems and data within the co-location space along with maintaining redundancy of systems at an alternate location that we control for disaster-recovery and business continuity. Additionally, we review the provider's controls report annually and monitor and meet with the provider on a regular basis. We have a disaster-recovery site intended to provide continuity of operations in the event that our primary information systems become unavailable, but there can be no assurance that the disaster-recovery site will work as intended in the event of an actual disruption or failure.

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

Insurance Coverage. We have insurance coverage for employee fraud, forgery, alteration, and embezzlement, as well as director and officer liability protection for, among other things, breach of duty, negligence, and acts of omission. Additionally, insurance coverage is currently in place for general liability, bankers professional liability, employment practices liability, cyber liability, electronic data-processing equipment and software, personal property, leasehold improvements, fire, explosion, water damage, and personal injury including slander and libelous actions. We maintain additional insurance protection as deemed appropriate, which covers liability arising from automobiles, company credit cards, and business-travel accidents for both directors and staff. We use the services of an insurance consultant who periodically conducts a review of our insurance coverage levels.

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

ITEM 1A.    RISK FACTORS

The following discussion summarizes some of the most important risks that we face. This discussion is not exhaustive, and there may be other risks that we face, which are not described below. The risks described below, if realized, may result in us being prohibited from paying dividends and/or repurchasing and redeeming our capital stock, and could adversely impact our business operations, financial condition, and future results of operations.

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

The availability to our members of different products from alternative funding sources, with terms more attractive than the terms of products we offer, as can happen from time-to-time, may significantly decrease the demand for our advances and/or loan purchases. Further, any changes we make in the pricing of our advances in an effort to compete effectively with these competitive funding sources could decrease the profitability of advances, which could reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the profitability of advances and/or mortgage loan investments, could adversely impact our financial condition and results of operations.

The loss of significant members could result in lower demand for our products and services.

At December 31, 2014, our five largest stock-holding members held 33.1 percent of our stock and our largest stock-holding member had affiliates with memberships in other FHLBanks, allowing their affiliates the flexibility of borrowing from other FHLBanks. The loss of significant members or a significant reduction in the level of business they conduct with us is likely to lower overall demand for our products and services in the future and adversely impact our performance.

Also, consolidations within the financial services industry could reduce the number of current and potential members in our district. Industry consolidation could also cause us to lose members whose business and stock investments are so substantial that their loss could threaten our viability. In turn, we might be forced to consider strategic alternatives, which could include a merger with another FHLBank.

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

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and regulations promulgated, adopted, and applied by the FHFA, an independent agency in the executive branch of the federal government that regulates the FHLBanks, Fannie Mae, and Freddie Mac. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (1) the rights and obligations of the FHLBanks and (2) the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the FHFA or other financial services regulators could adversely impact our ability to conduct business or the cost of doing business.

For example, we note that Congress, the Obama administration, and various federal agencies have advanced plans to reform the federal support of U.S. housing finance, specifically targeting Fannie Mae and Freddie Mac. These plans are likely to directly and indirectly impact other GSEs that support the U.S. housing market, including the FHLBanks. Any such reforms that are implemented could adversely impact the profitability of the FHLBanks or limit future growth opportunities.

As another example, we note that the FHFA has proposed a rule on FHLBank membership that would, among other things, decrease the types of institutions eligible for FHLBank membership which could, in turn, result in lower demand for advances and other Bank products and services. For additional information on that proposed rule, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Proposed Rule on FHLBank Membership.

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

Our dividend practices could decrease demand for our products that require capital stock purchases and/or result in withdrawals from membership.

Historically, the board has varied dividend declarations based on our financial condition, outlook and economic environment. For example, from November 2008 until January 2011, the board did not declare any dividends based on our focus on accumulating retained earnings toward our retained earnings target at the time. As our financial condition and outlook improved, the board recommenced declaring dividends, and dividends have been declared each quarter since that time. Nonetheless, if our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to reduce or eliminate dividends.

Should the board of directors determine to suspend or lower dividend declarations, we could experience decreased member demand for our products requiring capital stock purchases and/or withdrawals from membership that could adversely impact our business operations and financial condition.

Limiting or ending repurchases of excess stock from members could decrease demand for advance products and increase membership withdrawals.

From December 8, 2008, until January 1, 2015, we maintained a general moratorium on excess stock repurchases although we completed several partial repurchases of excess stock during that period. A period of limited excess stock repurchases could provide an incentive for members to limit certain of their business with us to avoid associated stock purchase requirements and a disincentive to prospective members from becoming members, either of which could adversely impact our business operations and financial condition.

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

Negative information about the FHLBanks or housing GSEs in general could adversely impact our cost and availability of financing, or could limit membership growth.

Negative information about us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. Potential sources of negative information about the FHLBanks include NRSROs, the FHFA, and its Office of the Inspector General. Further, an FHFA rule annually requires us to perform stress tests under various scenarios and make the results of a severely adverse economic conditions test publicly available. The results of the stress test, or the public’s reaction to the results, could adversely impact the Bank.

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

Any such negative information or other factors could result in the FHLBanks having to pay a higher rate of interest on COs to make them attractive to investors. If we maintain our existing pricing on our advances products and other services notwithstanding increases in CO interest rates, the spreads we earn would fall and our results of operations would be adversely impacted. If, in response to this decrease in spreads, we change the pricing of our advances, the advances may be less attractive to members, and the amount of new advances and our outstanding advance balances may decrease. In either case, the increased cost of issuing COs could adversely impact our financial condition and results of operations. Moreover, such negative information could deter prospective members from becoming members and could adversely impact our financial condition and results of operations.

We could fail to meet our minimum regulatory capital requirements and/or maintain a capital classification of "adequately capitalized," which could result in prohibitions on dividends, excess stock repurchases, capital stock redemptions, and additional regulatory prohibitions.

We are required to satisfy certain minimum regulatory capital requirements, including risk-based capital requirements and certain regulatory capital and leverage ratios, and are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), as described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. Any failure to satisfy these requirements will result in our becoming subject to certain capital restoration requirements and being prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA.

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2014. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We could become primarily liable for all or a portion of the COs of the other FHLBanks, which could adversely impact our financial condition and results of operations.

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

Like many financial institutions, we realize a significant portion of our income from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. However, the Federal Open Market Committee (the FOMC) has taken and could continue several measures intended to maintain low short-term and longer-term interest rates. These measures as well as other systemic events could continue to result in a prolonged low interest-rate environment. A continued and prolonged low interest-rate environment could continue to adversely impact us in various ways, including lower market yields on investments and faster prepayments on our investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized.

Changes in interest rates could adversely impact our financial condition and results of operations.

Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low interest-rate environments. The realization of such risk could require us to reinvest the proceeds at lower, and possibly negative, spreads, or will remain outstanding at below-market yields when interest rates increase. Moreover, accelerated prepayments in a low interest-rate environment could result in elevated levels of premium expense recognition due to the fact that the majority of our mortgage assets were purchased at premium prices. In any case, changes in interest rates could adversely impact our financial condition and results of operations.

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

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Many of these investments have sustained and will sustain credit losses under current modeling assumptions, and have been downgraded by various NRSROs. As described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,

other-than-temporary-impairment assessment is a subjective and complex determination by management. The assumptions we made for our other-than-temporary-impairment assessments of our private-label MBS resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $1.6 million for private-label MBS that we determined were other-than-temporarily impaired for the year ended December 31, 2014. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, we may use even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities in future other-than-temporary impairment assessments.

Declines in U.S. home prices or in activity in the U.S. housing market or rising delinquency or default rates on mortgage loans could result in credit losses and adversely impact our business operations and/or financial condition.

A deterioration of the U.S. housing market and national decline in home prices could adversely impact the financial condition of a number of our borrowers, particularly those whose businesses are concentrated in the mortgage industry. One or more of our borrowers may default on their obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. In addition, the value of residential mortgage loans pledged to us as collateral may decrease. If a borrower defaults, and we are unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses. A default by a borrower lacking sufficient collateral to cover its obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition. Our top five advances borrowing members by par value of outstanding advances are set forth in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances in the table captioned “Top Five Advance-Borrowing Institutions.”

Further, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments. Important factors in determining this allowance are the delinquency rates and trends in the delinquency rates on our investments in conventional mortgage loans. If delinquency or default rates rise for these investments or other factors in determining the allowance worsen, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

We rely heavily on our information systems and other technology to conduct and manage our business, and so failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations as discussed under Item 1 — Business — Risk Management — Operational Risk. Additionally, most of our information systems have been co-located with a third-party service provider on which we are reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. This information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

We rely on third parties for certain important services and could be adversely impacted by disruptions in those services.

We rely on third parties to provide certain important services. For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 6.3 percent of our total assets as of December 31, 2014, and 22.5 percent of interest income for the year ended December 31, 2014. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment business could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

We use derivatives to manage our interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms.

We use derivatives to reduce our interest-rate risk. If, due to an absence of creditworthy swap dealers or guarantors, we are unable to manage our hedging positions properly, or we are unable to enter into hedging instruments upon acceptable terms, we could be unable to effectively manage our interest-rate and other risks without altering our business strategies, which could adversely impact our financial condition and results of operations.

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

On January 28, 2014, Moody's Investors Service, Inc., Moody's Corporation, McGraw Hill Financial, Inc. and Standard & Poor's Financial Services LLC (the credit rating agency defendants) filed renewed motions for reconsideration of their previously denied motions to dismiss the claims against these defendants based on lack of jurisdiction or, alternatively, for leave to make an immediate appeal. We simultaneously filed a separate motion to sever and transfer the claims against the credit rating agency defendants to the U.S. District Court for the Southern District of New York.

On September 30, 2014, the court dismissed our claims against the credit rating agency defendants, based on a recent Supreme Court case. The court held that the United States District Court for the District of Massachusetts (the Massachusetts District Court) lacks personal jurisdiction over our claims against the credit rating agency defendants and declined to grant our motion to transfer those claims to another federal district court that does have personal jurisdiction. The court certified the ruling for immediate appeal. To preserve our rights with respect to a permissive appeal, on October 10, 2014, we sought permission from the United States Court of Appeals for the First Circuit to appeal. Later that same month, we filed a notice of appeal to preserve our right to appeal under a separate grant of appellate jurisdiction. On October 14, 2014, we entered into tolling agreements with the credit rating agency defendants regarding the claims we had asserted against them in the Massachusetts District Court. Those agreements toll the statute of limitations for purposes of our filing a possible new action in a different jurisdiction, which we may determine is appropriate in the event our appeal is not successful.

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

Citizens Bank, N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, is a member of the Bank and held approximately 11.7 percent of our capital stock (including mandatorily redeemable capital stock) as of December 31, 2014.

During the year ended December 31, 2014, we agreed with certain defendants in our private-label MBS litigation to settle our claims against them for an aggregate amount of $22.0 million (which amount is net of legal fees and expenses).

Class Action Complaint

On January 13, 2014, we filed a class action complaint (the class action complaint) in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County, against EMC Mortgage Corporation and Bear, Stearns & Co., Inc. now known as J.P. Morgan Securities, LLC, based on our investment in certain private-label MBS trusts. The class action complaint asserts claims of conversion, unjust enrichment, and violation of Massachusetts statutory law based on the withholding of value that rightfully belonged to the private-label MBS trusts. We are seeking various forms of relief including restitution, recovery of damages, and reasonable attorneys' fees and costs of suit.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2015, 448 members and 6 nonmembers held a total of 24.9 million shares of our Class B stock. Our capital plan provides us with the authority to issue Class A capital stock, $100 par value per share (Class A stock). However, we have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2014, 2013, and 2012 as set forth in the below table. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.
Quarterly Dividends Declared (dollars in thousands)

	2014			2013			2012
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$2,466,229	$9,262	1.49%	$3,439,178	$3,199	0.37%	$3,597,733	$4,443	0.49%
June 30	2,544,005	9,347	1.49	3,403,198	3,357	0.40	3,569,114	4,615	0.52
September 30	2,504,180	9,240	1.48	2,381,304	2,256	0.38	3,413,061	4,413	0.52
December 31	2,415,369	9,071	1.49	2,423,200	2,260	0.37	3,426,296	4,134	0.48
_________________________

(1)	Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)	The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 19, 2015, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.74 percent, the approximate daily average three-month LIBOR for the fourth quarter of 2014 plus 150 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2014 totaled $10.5 million and was paid on March 3, 2015. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2015, though a quarterly loss or a significant adverse event or trend would cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2014, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2015.

Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and FHFA regulations, we may not declare a dividend if we are not in compliance with our minimum capital requirements or if we would fall below our minimum capital requirements or would not be adequately capitalized as a result of a dividend except, in this latter case, with the Director of the FHFA's permission. Further, we may not pay dividends if the principal and interest due on any CO issued through the Office of Finance on which we are the primary obligor has not been paid in full, or under certain circumstances, if we become a noncomplying FHLBank as that term is defined in FHFA regulations as a result of any inability to either comply with regulatory liquidity requirements or satisfy our current obligations.

We maintain a policy providing that when our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our earnings for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2014, compared with $901.7 million in retained earnings at December 31, 2014.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2014, we had excess stock outstanding totaling $633.0 million or 1.1 percent of our total assets.

Should we determine to issue Class A stock, dividends declared on Class A stock may differ from dividends declared on Class B stock but may not exceed dividends declared on Class B stock.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus our minimum retained earnings target, an amount equal to $2.9 billion at December 31, 2014. Our permanent capital level was $3.6 billion at December 31, 2014, so we were in excess of this requirement by $709.1 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account. The Joint Capital Agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. As of December 31, 2014, $136.8 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $484.7 million at that date. For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each of the five years ended December 31, 2014, 2013, 2012, 2011, and 2010, have been derived from our audited financial statements. Financial information is included elsewhere in this report in regard to our financial condition as of December 31, 2014 and 2013, and our results of operations for the years ended December 31, 2014, 2013, and 2012. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)
	December 31,
	2014	2013	2012	2011	2010
Statement of Condition
Total assets	$55,106,677	$44,638,076	$40,209,017	$49,968,337	$58,647,301
Investments(1)	16,879,299	12,981,340	15,554,057	21,379,548	27,134,475
Advances	33,482,074	27,516,678	20,789,704	25,194,898	28,034,949
Mortgage loans held for portfolio, net(2)	3,483,948	3,368,476	3,478,896	3,109,223	3,245,954
Deposits and other borrowings	369,331	517,565	594,968	654,246	745,521
Consolidated obligations:
Bonds	25,505,774	23,465,906	26,119,848	29,879,460	35,102,750
Discount notes	25,309,608	16,060,781	8,639,048	14,651,793	18,524,841
Total consolidated obligations	50,815,382	39,526,687	34,758,896	44,531,253	53,627,591
Mandatorily redeemable capital stock	298,599	977,348	215,863	227,429	90,077
Class B capital stock outstanding-putable(3)	2,413,114	2,530,471	3,455,165	3,625,348	3,664,425
Unrestricted retained earnings	764,888	681,978	523,203	375,158	249,191
Restricted retained earnings	136,770	106,812	64,351	22,939	—
Total retained earnings	901,658	788,790	587,554	398,097	249,191
Accumulated other comprehensive loss	(436,986)	(481,516)	(476,620)	(534,411)	(638,111)
Total capital	2,877,786	2,837,745	3,566,099	3,489,034	3,275,505
Results of Operations
Net interest income	$213,292	$255,855	$312,448	$305,976	$297,583
Provision (reduction of provision) for credit losses	61	(1,954)	(3,127)	(831)	6,701
Net impairment losses on held-to-maturity securities recognized in earnings	(1,579)	(2,566)	(7,173)	(77,067)	(84,762)
Litigation settlements	22,000	53,305	2,317	—	—
Other (loss) income	(586)	(7,295)	(17,252)	23,841	(1,482)
Other expense	65,655	64,717	63,283	65,099	59,564
AHP and REFCorp assessments (4)	17,623	24,229	23,122	28,890	38,489
Net income	$149,788	$212,307	$207,062	$159,592	$106,585
Other Information
Dividends declared	$36,920	$11,071	17,605	$10,686	$—
Dividend payout ratio(5)	24.65%	5.21%	8.50%	6.70%	N/A
Weighted-average dividend rate(6)	1.49	0.38	0.50	0.30	N/A
Return on average equity(7)	5.24	7.40	6.03	4.73	3.52%
Return on average assets	0.29	0.54	0.45	0.30	0.17
Net interest margin(8)	0.41	0.65	0.68	0.58	0.47
Average equity to average assets	5.50	7.26	7.39	6.41	4.81
Total regulatory capital ratio(9)	6.56	9.63	10.59	8.51	6.83
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $2.0 million, $2.2 million, $4.4 million, $7.8 million, and $8.7 million for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Prior to the satisfaction of the FHLBanks' REFCorp obligation in the second quarter of 2011, each FHLBank was required to pay to REFCorp 20 percent of net income calculated in accordance with GAAP after the assessment for the AHP, but before the assessment for the REFCorp until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The FHFA shortened or lengthened the period during which the FHLBanks made payments to REFCorp based on actual payments made relative to the referenced annuity.

(5)	The dividend payout ratio for 2010 is not meaningful.

(6)
Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends. See Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information.

(7)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(8)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(9)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital.

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

•	losses arising from litigation filed against us or one or more of the other FHLBanks;

•	gains resulting from legal claims we have;

•	losses arising from our joint and several liability on COs;

•	significant business disruptions resulting from vendor or third-party failure natural or other disasters, cyberincidents, acts of war, or terrorism; and

•	new accounting standards.

These risk factors are not exhaustive. New risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

EXECUTIVE SUMMARY

Our success in 2014 yielded continued improvements in the value we provide our members. Our financial condition continued to strengthen with retained earnings growing to $901.7 million at December 31, 2014, from $788.8 million at December 31, 2013, a surplus of $201.7 million over our minimum retained earnings target, as we continue to satisfy all regulatory capital requirements as of December 31, 2014. Our improving financial condition enabled us to lift the general moratorium on repurchases of excess stock, which was the last continuing capital preservation measure we had in place as a result of losses and potential losses arising from our investments in private-label MBS. We were also able to maintain a dividend spread of 125 basis points over the daily average three-month LIBOR on which our quarterly dividends were based throughout 2014, and the dividend declared on February 19, 2015, represents a spread of 150 basis points over the daily average three-month LIBOR. Although our net income declined to $149.8 million for the year ended December 31, 2014, from $212.3 million for the year ended December 31, 2013, a significant component of the decline is the difference in litigation settlements year-over-year. Our return on average equity was 5.24 percent at December 31, 2014 compared with 7.40 percent at December 31, 2013, a decline of 216 basis points, of which 110 basis points is attributable to the decline in litigation settlements. Compression in net interest margin led to the year-over-year decline in our net interest income, the other significant component of the decline in net income, although the decline in net interest income reflected a return to net interest spreads and margins that were closer to long-term historical norms.

As of January 1, 2015, we lifted the general moratorium on excess stock repurchases in place since December 8, 2008. The moratorium was a key part of our capital preservation strategy when our financial condition was threatened by losses and potential additional losses from our investments in private-label MBS. During the moratorium, we conducted repurchases of excess capital stock (including excess mandatorily redeemable capital stock) from members at the direction of the board of directors totaling $1.5 billion between 2012 and 2014. Repurchases of excess stock have led to reductions in our capital levels, including reductions to mandatorily redeemable capital stock from $977.3 million at December 31, 2013 to $298.6 million at December 31, 2014. Dividend payments on mandatorily redeemable capital stock are classified as interest expense, so the repurchase of this stock should lead to a reduction in interest expense, all other things being equal. For the year ended December 31, 2014, interest expense on mandatorily redeemable capital stock amounted to $8.8 million compared with $5.8 million for the year ended December 31, 2013.

Net Interest Margin

In 2014, we experienced compression in net interest margin, as expected. Net interest margin fell to 0.41 percent for the year ended December 31, 2014, from 0.65 percent for the year ended December 31, 2013. The compression resulted from the run-off of higher-yielding long-term advances, investments and mortgage loans, a reduction in prepayment fee income, and the increase in our dividends paid on mandatorily-redeemable capital stock, which are classified as interest expense. We expect some further compression in 2015 for the stated reasons.

Advances Balances

We continue to deliver on our primary mission, which is supplying liquidity to our members, with advances balances growing to $33.5 billion at December 31, 2014 from $27.5 billion at December 31, 2013. While advances growth was broadly dispersed across our membership and multiple product sectors during this period, the increase was concentrated primarily in lower-margin short-term and floating-rate advances. We cannot predict whether this trend will continue.

Investments in Private-Label MBS

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.3 billion at December 31, 2014, compared with $6.4 billion at its peak in September 30, 2007, and other-than-temporary impairment credit losses recognized in recent periods have dropped significantly from those of earlier periods.

For the year ended December 31, 2014 and 2013, we recognized $36.0 million and $19.7 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition.

Regulatory Developments

We continue to operate in a regulatory environment undergoing profound change with multiple regulations being issued and proposed during the year and into 2015, including those described in — Legislative and Regulatory Developments. Such developments impact the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment

Driven by robust job gains, 2014 was the strongest year of the U.S. labor market recovery to date since the end of the recession that commenced in 2008. The economy’s momentum seems to be on a more self-sustaining path moving into 2015, with moderate improvements and persistent growth in employment, wages, and housing prices. Consistent with trends over the past two years, the New England region trails the pace of the national recovery in such areas.

Monthly job growth in 2014 has been the strongest since 1999 and the unemployment rate is down to 5.5 percent, the lowest since mid-2008 and over one percentage point lower than 12 months ago. Both the New England region and the United States experienced similar decreases in unemployment rates during the year, and all of New England except Vermont experienced year-over-year unemployment rate decline.

The United States and New England housing markets continued to improve in 2014, with year-over-year home prices increasing at their fastest pace since 2006. Looking ahead, we would expect that the recent strengthening in the broader economy, accompanied by meaningful income growth, should increase housing market activity, amid historically low mortgage rates and a gradual easing of lending standards.

Interest-Rate Environment

Since 2010 and continuing into 2015, we generally have been operating in a historically low interest-rate environment, which has adversely impacted our results of operations.

We note that on March 18, 2015, the FOMC issued a press release providing that an accommodative stance of monetary policy remains appropriate and that when it decides to take a less accommodative stance, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent.

The interest-rate environment adversely impacts our results of operations. Interest rates continue to hover close to record low levels, compressing the yields and margins that we can earn on our liquidity investments and short-term advances because our funding costs essentially have a floor of zero percent. Moreover, spreads on high-quality interest-bearing assets in which we invest remain low relative to the yields at which we can issue comparable term debt.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
3.5
3
2.5
2
1.5
1
0.5
0
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14

The federal funds target rate has remained constant at zero to 0.25 percent during the time periods displayed in the chart above.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2014, versus the year ended December 31, 2013

Net income decreased to $149.8 million at December 31, 2014 from $212.3 million at December 31, 2013. The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

Net interest income for the year ended December 31, 2014, decreased $42.6 million from $255.9 million in 2013 to $213.3 million in 2014. Contributing to the decrease in net interest income was a decrease in net prepayment fees of $19.2 million, as well as a narrowing of the spread between interest earned on assets and interest paid on liabilities. Partially offsetting these decreases to net interest income was an increase in interest income resulting from an increase in average earning assets of $12.4 billion from $39.3 billion for 2013, to $51.7 billion for 2014. The increase in average earning assets was driven by an increase of $8.4 billion in average advances and an increase of $4.1 billion in average investment balances. For additional information see — Rate and Volume Analysis. We note that growth in these asset categories was concentrated in low-margin, short-term maturities, which, together with the ongoing decline in higher-yielding, long-term assets, such as MBS and mortgage loans held for portfolio, is a primary contributing factor to the decline in net interest income.

Additionally, $36.0 million of our interest income for the year ended December 31, 2014, was from the accretion of discount on securities that were other-than-temporarily impaired in prior periods, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $16.3 million from $19.7 million of accretion recorded in 2013.

Notwithstanding the increase in the accretion of discount on securities that were other-than-temporarily impaired in prior periods, but for which a significant improvement in projected cash flows has subsequently been recognized, net interest spread was 0.36 percent for the year ended December 31, 2014, a 20 basis point decrease from the same period in 2013, and net interest margin was 0.41 percent, a 24 basis point decrease from the same period in 2013. This trend is attributable to several factors. First, a 41 basis point decrease in the average yield on earning assets (of which five basis points is attributable to declining net prepayment fee income) and a 21 basis point decrease in the average yield on interest-bearing liabilities. Second, much of the growth in advances that has occurred this year has been in low-margin products such as short-term and floating- rate advances, which have replaced higher-yielding advances that have matured or were prepaid. Third, though we were able to refinance much of our higher-cost callable debt in the years between 2008 and 2012, these opportunities have largely been exhausted, but our fixed-rate, mortgage-related assets continue to expire. We have been expecting this compression as noted under — Executive Summary, and anticipate that the trend will continue through at least 2015.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$30,029,148	$236,368	0.79%	$21,603,302	$252,333	1.17%	$23,839,576	$356,408	1.50%
Securities purchased under agreements to resell	5,039,178	3,048	0.06	2,819,425	2,388	0.08	5,522,049	9,383	0.17
Federal funds sold	4,553,444	3,560	0.08	1,726,425	1,625	0.09	1,514,981	2,101	0.14
Investment securities(1)	8,689,736	190,032	2.19	9,671,840	202,178	2.09	11,974,134	225,929	1.89
Mortgage loans	3,381,904	125,600	3.71	3,456,276	128,232	3.71	3,301,652	136,356	4.13
Other earning assets	7,660	11	0.14	1,061	4	0.38	1,210	6	0.50
Total interest-earning assets	51,701,070	558,619	1.08	39,278,329	586,760	1.49	46,153,602	730,183	1.58
Other non-interest-earning assets	376,461			404,331			482,669
Fair-value adjustments on investment securities	(147,541)			(155,825)			(121,859)
Total assets	$51,929,990	$558,619	1.08%	$39,526,835	$586,760	1.48%	$46,514,412	$730,183	1.57%
Liabilities and capital
Consolidated obligations
Discount notes	$22,697,109	$15,461	0.07%	$9,106,041	$6,952	0.08%	$12,581,614	$11,641	0.09%
Bonds	24,477,324	320,976	1.31	25,130,271	318,174	1.27	28,279,001	404,996	1.43
Deposits	469,845	67	0.01	601,628	19	—	723,477	60	0.01
Mandatorily redeemable capital stock	581,634	8,819	1.52	798,340	5,754	0.72	217,754	1,035	0.48
Other borrowings	2,751	4	0.15	4,485	6	0.13	1,885	3	0.16
Total interest-bearing liabilities	48,228,663	345,327	0.72	35,640,765	330,905	0.93	41,803,731	417,735	1.00
Other non-interest-bearing liabilities	844,204			1,017,983			1,274,792
Total capital	2,857,123			2,868,087			3,435,889
Total liabilities and capital	$51,929,990	$345,327	0.66%	$39,526,835	$330,905	0.84%	$46,514,412	$417,735	0.90%
Net interest income		$213,292			$255,855			$312,448
Net interest spread			0.36%			0.56%			0.58%
Net interest margin			0.41%			0.65%			0.68%
_________________________

(1)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the years ended December 31, 2014 and 2013. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Year Ended December 31, 2014 vs. 2013			For the Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$80,937	$(96,902)	$(15,965)	$(31,238)	$(72,837)	$(104,075)
Securities purchased under agreements to resell	1,486	(826)	660	(3,455)	(3,540)	(6,995)
Federal funds sold	2,252	(317)	1,935	265	(741)	(476)
Investment securities	(21,181)	9,035	(12,146)	(46,442)	22,691	(23,751)
Mortgage loans	(2,762)	130	(2,632)	6,181	(14,305)	(8,124)
Other earning assets	11	(4)	7	(1)	(1)	(2)
Total interest income	60,743	(88,884)	(28,141)	(74,690)	(68,733)	(143,423)
Interest expense
Consolidated obligations
Discount notes	9,333	(824)	8,509	(2,872)	(1,817)	(4,689)
Bonds	(8,392)	11,194	2,802	(42,533)	(44,289)	(86,822)
Deposits	(5)	53	48	(9)	(32)	(41)
Mandatorily redeemable capital stock	(1,902)	4,967	3,065	3,953	766	4,719
Other borrowings	(2)	—	(2)	4	(1)	3
Total interest expense	(968)	15,390	14,422	(41,457)	(45,373)	(86,830)
Change in net interest income	$61,711	$(104,274)	$(42,563)	$(33,233)	$(23,360)	$(56,593)

Average Balance of Advances Outstanding

The average balance of total advances increased $8.4 billion, or 39.0 percent, for the year ended December 31, 2014, compared with the same period in 2013. We experienced a rise in advances balances during the year concentrated in short-term and floating-rate advances, as discussed under — Executive Summary — Advances Balances. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the years ended December 31, 2014, 2013, and 2012 by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Fixed-rate advances—par value
Long-term	$10,805,161	$10,041,449	$9,959,076
Short-term	9,898,654	6,130,420	4,385,688
Putable	2,384,041	2,791,694	3,912,714
Amortizing	868,322	880,488	1,100,731
Overnight	772,223	688,633	390,225
All other fixed-rate advances	72,000	77,355	55,615
	24,800,401	20,610,039	19,804,049

Variable-rate indexed advances—par value
Simple variable	4,875,301	436,767	3,350,440
Putable	49,595	113,288	82,558
All other variable-rate indexed advances	38,814	31,816	20,339
	4,963,710	581,871	3,453,337
Total average par value	29,764,111	21,191,910	23,257,386
Net premiums	20,517	32,617	20,205
Market value of bifurcated derivatives	1,440	1,043	362
Hedging adjustments	243,080	377,732	561,623
Total average balance of advances	$30,029,148	$21,603,302	$23,839,576

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $4.4 billion for the year ended December 31, 2014. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $20.1 billion for the year ended December 31, 2014, representing 66.9 percent of the total average balance of advances outstanding during the year ended December 31, 2014. The average balance of all such advances totaled $12.2 billion for the year ended December 31, 2013, representing 56.7 percent of the total average balance of advances outstanding during the year ended December 31, 2013.

For the years ended December 31, 2014 and 2013, net prepayment fees on advances and investments were $10.5 million and $29.7 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $5.1 billion, or 111.1 percent, for the year ended December 31, 2014, compared with the same period in 2013. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. We have increased these investments principally in response to growth in our advances balances to maintain our contingency liquidity to refinance debt used to fund advances. For the year ended December 31, 2014, average balances of securities purchased under agreements to resell increased $2.2 billion and average balances of federal funds sold increased $2.8 billion in comparison to the year ended December 31, 2013.

Average investment-securities balances decreased $982.1 million, or 10.2 percent for the year ended December 31, 2014, compared with the same period in 2013, a decrease consisting primarily of a $1.3 billion decline in agency and supranational institutions' debentures offset by a $320.9 million increase in MBS.

Average Balance of COs

Average CO balances increased $12.9 billion, or 37.8 percent, for the year ended December 31, 2014, compared with the same period in 2013, resulting from our increased funding needs principally due to the increase in our average advances balances and short-term money-market investment balances. This overall increase consisted of an increase of $13.6 billion in CO discount notes and a decrease of $652.9 million in CO bonds.

The average balance of CO discount notes represented approximately 48.1 percent of total average COs during the year ended December 31, 2014, as compared with 26.6 percent of total average COs during the year ended December 31, 2013. The average balance of CO bonds represented 51.9 percent and 73.4 percent of total average COs outstanding during the years ended December 31, 2014 and 2013, respectively. The growth in average CO discount notes is commensurate with our asset growth, which has been primarily in short-term assets.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands).

	For the Year Ended December 31, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(6,037)	$—	$(260)	$—	$11,011	$4,714
Net interest settlements included in net interest income (2)	(130,580)	(37,989)	—	1,152	54,356	(113,061)
Total net interest income	(136,617)	(37,989)	(260)	1,152	65,367	(108,347)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	347	1,123	—	—	(936)	534
Losses on cash-flow hedges	—	—	—	—	(442)	(442)
(Losses) gains on derivatives not receiving hedge accounting	(4)	(6,348)	—	—	65	(6,287)
Mortgage delivery commitments	—	—	1,510	—	—	1,510
Net gains (losses) on derivatives and hedging activities	343	(5,225)	1,510	—	(1,313)	(4,685)

Subtotal	(136,274)	(43,214)	1,250	1,152	64,054	(113,032)

Net gains on trading securities	—	972	—	—	—	972
Total net effect of derivatives and hedging activities	$(136,274)	$(42,242)	$1,250	$1,152	$64,054	$(112,060)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(7,584)	$—	$(470)	$—	$25,285	$17,231
Net interest settlements included in net interest income (2)	(149,026)	(38,474)	—	1,580	63,690	(122,230)
Total net interest income	(156,610)	(38,474)	(470)	1,580	88,975	(104,999)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair-value hedges	897	1,679	—	—	(451)	2,125
Gains on cash-flow hedges	—	—	—	—	12	12
Gains on derivatives not receiving hedge accounting	2	6,538	—	—	301	6,841
Mortgage delivery commitments	—	—	(1,538)	—	—	(1,538)
Net gains (losses) on derivatives and hedging activities	899	8,217	(1,538)	—	(138)	7,440

Subtotal	(155,711)	(30,257)	(2,008)	1,580	88,837	(97,559)

Net losses on trading securities	—	(13,190)	—	—	—	(13,190)
Total net effect of derivatives and hedging activities	$(155,711)	$(43,447)	$(2,008)	$1,580	$88,837	$(110,749)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(9,415)	$—	$(344)	$—	$21,272	$11,513
Net interest settlements included in net interest income (2)	(192,918)	(41,028)	—	1,541	88,668	(143,737)
Total net interest income	(202,333)	(41,028)	(344)	1,541	109,940	(132,224)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,195)	1,682	—	—	135	622
Losses on cash-flow hedges	—	—	—	—	(183)	(183)
(Losses) gains on derivatives not receiving hedge accounting	(15)	(11,129)	—	—	627	(10,517)
Mortgage delivery commitments	—	—	2,585	—	—	2,585
Net (losses) gains on derivatives and hedging activities	(1,210)	(9,447)	2,585	—	579	(7,493)

Subtotal	(203,543)	(50,475)	2,241	1,541	110,519	(139,717)

Net gains on trading securities	—	7,087	—	—	—	7,087
Total net effect of derivatives and hedging activities	$(203,543)	$(43,388)	$2,241	$1,541	$110,519	$(132,630)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the years ended December 31, 2014 and 2013, was 0.41 percent and 0.65 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.63 percent and 0.96 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $6.9 million and $3.8 million, respectively for the years ended December 31, 2014 and 2013.

Other Income (Loss)

The following table presents a summary of other income (loss) for the years ended December 31, 2014, 2013, and 2012. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$534	$2,125	$622
Net (losses) gains related to cash-flow hedge ineffectiveness	(442)	12	(183)
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(201)	(3,249)	(50)
Trading securities	836	13,874	(2,974)
Mortgage delivery commitments	1,510	(1,538)	2,585
Net interest-accruals related to derivatives not receiving hedge accounting	(6,922)	(3,784)	(7,493)
Net (losses) gains on derivatives and hedging activities	(4,685)	7,440	(7,493)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(1,579)	(2,566)	(7,173)
Litigation settlements	22,000	53,305	2,317
Loss on early extinguishment of debt	(3,068)	(5,148)	(23,474)
Service-fee income	7,159	6,586	6,074
Net unrealized gains (losses) on trading securities	972	(13,190)	7,087
Other	(964)	(2,983)	554
Total other income (loss)	$19,835	$43,444	$(22,108)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2014 and 2013, we recorded net unrealized gains on trading securities of $972,000 and unrealized losses of $13.2 million, respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $836,000 and $13.9 million for the years ended December 31, 2014 and 2013, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $7.1 million and $7.3 million for the years ended December 31, 2014 and 2013, respectively, and are included in other income (loss).

Operating Expenses

For the year ended December 31, 2014, compensation and benefits expense and other operating expenses totaled $57.5 million, representing an increase of $1.3 million from the total of $56.2 million for the year ended December 31, 2013.

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

Net interest margin for the year ended December 31, 2013, in comparison with the same period in 2012, decreased to 65 basis points from 68 basis points, and net interest spread decreased to 56 basis points from 58 basis points for the same period in 2012. Contributing to the decrease in net interest spread was the change in average yield on interest-earning assets, which decreased by nine basis points to 1.49 percent, while the average cost of interest-bearing liabilities decreased by seven basis points to 0.93 percent. The decline in the average yield on interest-earning assets in 2013 is primarily attributable to the decreases in prepayment fee income partially offset by the accretion of discount from previously impaired investment securities.

The average balance of fixed-rate advances hedged with interest-rate swaps to yield an effective floating rate totaled $4.8 billion for the year ended December 31, 2013. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $12.2 billion for the year ended December 31, 2013, representing 56.7 percent of the total average balance of advances outstanding during the year ended December 31, 2013. The average balance of all such advances totaled $14.5 billion for the year ended December 31, 2012, representing 60.6 percent of the total average balance of advances outstanding during the year ended December 31, 2012.

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

Other Income (Loss) and Operating Expenses

For the years ended December 31, 2013 and 2012, we recorded net unrealized losses on trading securities of $13.2 million and unrealized gains of $7.1 million, respectively. Changes in the fair value of the associated economic hedges amounted to a net gain of $13.9 million and a net loss of $3.0 million for the years ended December 31, 2013 and 2012, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $7.3 million and $7.4 million for the years ended December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, compensation and benefits expense and other operating expenses totaled $56.2 million, representing an increase of $2.7 million from the total of $53.5 million for the year ended December 31, 2012.

FINANCIAL CONDITION

Advances

At December 31, 2014, the advances portfolio totaled $33.5 billion, an increase of $6.0 billion compared with $27.5 billion at December 31, 2013. See — Executive Summary — Advances Balances.

The following table summarizes advances outstanding by product type at December 31, 2014 and 2013.

Advances Outstanding by Product Type (dollars in thousands)

	December 31, 2014		December 31, 2013
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$12,029,059	36.2%	$10,331,903	38.0%
Short-term	10,526,292	31.6	10,340,279	38.0
Putable	2,180,225	6.6	2,492,175	9.1
Overnight	1,545,869	4.6	1,473,251	5.4
Amortizing	883,106	2.7	868,869	3.2
All other fixed-rate advances	72,000	0.2	72,500	0.3
	27,236,551	81.9	25,578,977	94.0

Variable-rate advances
Simple variable	5,915,000	17.8	1,485,000	5.5
Putable	74,000	0.2	116,000	0.4
All other variable-rate indexed advances	49,163	0.1	31,287	0.1
	6,038,163	18.1	1,632,287	6.0
Total par value	$33,274,714	100.0%	$27,211,264	100.0%

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

Our members continue to be challenged by economic conditions, although improvements continue. Aggregate nonperforming assets for depository institution members declined from 0.64 percent of assets as of December 31, 2013, to 0.51 percent of assets as of September 30, 2014. The aggregate ratio of tangible capital to assets among the membership decreased from 9.61 percent of assets as of December 31, 2013, to 9.00 percent as of September 30, 2014. (September 30, 2014, is the date of our most recent data on our membership for this report.). There were no member failures during 2014. All of our extensions of credit to members are secured by eligible collateral as noted herein. However we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

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

Our agreements with our borrowers require each borrower to have sufficient eligible collateral pledged to us to fully secure all outstanding extensions of credit, including advances, accrued interest receivable, standby letters of credit, MPF credit-enhancement obligations, and lines of credit (collectively, extensions of credit) at all times. We generally accept the following types of assets as collateral:

•	fully disbursed, whole first-mortgage loans on improved residential property (not more than 45 days delinquent), or securities representing a whole interest in such mortgages;

•	securities issued, insured, or guaranteed by the U.S. government or any agency thereof (including without limitation, MBS issued or guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae);

•	cash or deposits in a collateral account with us; and

•	other real-estate-related collateral acceptable to us if such collateral has a readily ascertainable value and we can perfect our security interest in the collateral.

In addition, in the case of any community financial institution, as defined in accordance with the FHLBank Act, we may accept as collateral secured loans for small business and agriculture, or securities representing a whole interest in such secured loans.

To mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, we discount the book value or market value of pledged collateral to establish the lending value of the collateral to us. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. We periodically analyze the discounts applied to all eligible collateral types to verify that current discounts are sufficient to fully secure us against losses in the event of a borrower default.

Our agreements with our members and borrowers grant us authority, in our sole discretion, to adjust the discounts applied to collateral at any time based on our assessment of the member's financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral.

We generally require all borrowing members and housing associates to execute a security agreement that grants us a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first-mortgage loans and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us; COs, such other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies and housing associates, in some instances we establish a specific lien instead of a blanket lien subject to our receipt of additional safeguards from such members. We protect our security interest in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. Our employees conduct on-site reviews of collateral pledged by borrowers to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to our eligibility requirements. We may conduct an onsite collateral review at any time.

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

Beyond our practice of taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to us priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to our security interests under Section 10(e) may not apply when lending to insurance company members due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we protect our security interests in the collateral pledged by our borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. We have not experienced any rehabilitation, conservatorship, receivership, liquidation or other insolvency event for an insurance company member and therefore have continuing uncertainty on the potential inapplicability of Section 10(e). Additionally, we note that the relevant state insolvency authority could take actions that could impede our ability to sell collateral that any such insolvent member has pledged to us.

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

2014 Quarterly Borrower Asset Quality (dollars in thousands)

	2014—Quarter Ended (1)
	March 31	June 30	September 30
Total borrower assets	$1,232,683,356	$1,268,345,339	$1,260,967,717
Total 1-4 family first lien mortgage loans	$96,286,367	$97,450,092	$99,289,760
1-4 family first lien mortgage loans as a percentage of total borrower assets	7.81%	7.68%	7.87%
1-4 family first lien mortgage loans delinquent 30-89 days as a percentage of 1-4 family mortgage loans	0.80%	0.62%	0.52%
1-4 family first lien mortgage loans delinquent 90+ days as a percentage of 1-4 family mortgage loans	1.55%	1.46%	1.43%
1-4 family REO as a percentage of 1-4 family mortgage loans	0.17%	0.16%	0.15%
_______________________

(1)	September 30, 2014 is the most recent data available for inclusion in this table.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at December 31, 2014, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of December 31, 2014 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	273	$24,611,071	$58,183,193	236.4%
Category-2	18	6,180,038	10,485,799	169.7
Category-3	16	577,725	843,300	146.0
Insurance companies	13	1,905,880	2,058,430	108.0
Total	320	$33,274,714	$71,570,722	215.1%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.
Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of December 31, 2014.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$35,409,646
Collateral specifically listed and identified	31,714,535
Collateral delivered to us	8,757,523

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

At both December 31, 2014, and 2013, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at December 31, 2014, and 2013, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at December 31, 2014, and the interest earned on outstanding advances to such institutions for the year ended December 31, 2014.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	December 31, 2014
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2014
Citizens Bank, N.A.	$5,768,096	17.3%	0.26%	$12,800
Webster Bank, N.A.	2,859,394	8.6	0.50	10,889
People's United Bank, N.A.	2,030,561	6.1	0.26	4,832
Berkshire Bank	952,493	2.9	0.29	2,825
Brookline Bank	791,785	2.4	0.88	7,163
Total of top five advance-borrowing institutions	$12,402,329	37.3%		$38,509
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2014, investment securities and short-term money market instruments totaled $16.9 billion, compared with $13.0 billion at December 31, 2013.

Short-term money market investments increased $3.2 billion to $7.8 billion at December 31, 2014, compared with December 31, 2013. The increase was attributable to a $1.7 billion increase in federal funds sold and a $1.5 billion increase in securities purchased under agreements to resell.

Investment securities increased $698.0 million to $9.1 billion at December 31, 2014, compared with December 31, 2013. The increase was attributable to a $1.5 billion increase in MBS offset by a decrease of $786.4 million in agency and supranational institutions' debentures.

Held-to-Maturity Securities

The following table provides a summary of our held-to-maturity securities.

Held-to-Maturity Securities (dollars in thousands)

	December 31,
	2014					2013	2012
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. agency obligations	$—	$5,777	$—	$—	$5,777	$8,503	$12,877
State or local housing-finance-agency securities (1)	150	3,592	17,115	157,530	178,387	183,625	189,719
GSEs	—	—	—	—	—	67,504	69,246
Total non-mortgage-backed securities	150	9,369	17,115	157,530	184,164	259,632	271,842
MBS (1)
U.S. government guaranteed - single-family	—	—	612	19,787	20,399	27,767	38,313
U.S. government guaranteed - multifamily	—	—	—	115,712	115,712	213,144	451,559
GSEs - single-family	—	30,838	67,796	1,322,167	1,420,801	1,773,905	2,357,479
GSEs - multifamily	123,847	195,309	222,974	—	542,130	700,348	957,503
Private-label - residential	—	203	6	1,052,600	1,052,809	1,141,390	1,284,990
Private-label - commercial	—	—	—	—	—	—	9,822
ABS backed by home equity loans	—	—	—	16,174	16,174	22,475	24,827
Total mortgage-backed securities	123,847	226,350	291,388	2,526,440	3,168,025	3,879,029	5,124,493
Total held-to-maturity securities	$123,997	$235,719	$308,503	$2,683,970	$3,352,189	$4,138,661	$5,396,335
Yield on held-to-maturity securities	5.43%	4.91%	3.54%	2.55%
________________________

(1)	Maturity ranges are based on the contractual final maturity of the security.

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

Available-for-Sale Securities (dollars in thousands)

	December 31,
	2014					2013	2012
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
Supranational institutions	$—	$—	$—	$447,685	$447,685	$415,135	$473,484
U.S. government corporations	—	—	—	284,997	284,997	238,785	291,081
GSEs	—	—	—	123,453	123,453	888,525	2,085,084
Total non-mortgage-backed securities	—	—	—	856,135	856,135	1,542,445	2,849,649
MBS (1)
U.S. government guaranteed - single-family	—	—	47,688	158,340	206,028	271,597	73,359
U.S. government guaranteed - multifamily	—	—	—	871,423	871,423	309,101	—
GSEs - single-family	—	—	—	3,548,392	3,548,392	1,872,167	2,244,794
GSEs - multifamily	—	—	—	—	—	—	100,435
Total mortgage-backed securities	—	—	47,688	4,578,155	4,625,843	2,452,865	2,418,588
Total available-for-sale securities	$—	$—	$47,688	$5,434,290	$5,481,978	$3,995,310	$5,268,237
Yield on available-for-sale securities	—%	—%	0.63%	2.31%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.

Trading Securities

We classify certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carry them at fair value. However, we do not participate in speculative trading practices and hold these investments indefinitely as we periodically evaluate our liquidity needs. The following table provides a summary of our trading securities.
Trading Securities (dollars in thousands)

	December 31,
	2014					2013	2012
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
MBS (1)
U.S. government guaranteed - single-family	$—	$16	$6,611	$5,608	$12,235	$14,331	$16,876
GSEs - single-family	—	633	1,399	268	2,300	3,486	4,946
GSEs - multifamily	—	230,434	—	—	230,434	229,357	252,471
Total mortgage-backed securities	$—	$231,083	$8,010	$5,876	$244,969	$247,174	$274,293
Yield on trading securities	—%	3.92%	1.62%	1.76%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.
Certain Investment Concentrations
At December 31, 2014, we held securities from the following issuers with total carrying values greater than 10 percent of total capital, as follows:

Securities from issuers which Represent Total Carrying Value Greater than 10 Percent of Total Capital As of December 31, 2014 (dollars in thousands)

Name of Issuer	Carrying Value(1)	Fair Value
Non-MBS:
GSEs
Fannie Mae	$123,453	$123,453

Supranational institution
Inter-American Development Bank	447,685	447,685

MBS:
Fannie Mae	3,065,180	3,108,412
Freddie Mac	2,678,877	2,705,956
Ginnie Mae	1,178,109	1,178,888
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

Our MBS investment portfolio consists of the following categories of securities as of December 31, 2014 and 2013. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	December 31, 2014	December 31, 2013
Single-family MBS - U.S. government-guaranteed and GSE	64.8%	60.2%
Multifamily MBS - U.S. government-guaranteed and GSE	21.9	22.1
Private-label residential MBS	13.1	17.4
ABS backed by home-equity loans	0.2	0.3
Total MBS	100.0%	100.0%

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of December 31, 2014 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$163	$—	$—	$—	$—
Securities purchased under agreements to resell	—	3,500,000	1,750,000	—	—	—
Federal funds sold	—	600,000	1,950,000	—	—	—
Total money-market instruments	—	4,100,163	3,700,000	—	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	5,777	—	—	—	—
U.S. government-owned corporations	—	284,997	—	—	—	—
GSEs	—	123,453	—	—	—	—
Supranational institutions	447,685	—	—	—	—	—
HFA securities	21,925	40,350	113,997	—	—	2,115
Total non-MBS	469,610	454,577	113,997	—	—	2,115

MBS:
U.S. government guaranteed - single-family (2)	—	238,662	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	987,135	—	—	—	—
GSE – single-family (2)	—	4,971,493	—	—	—	—
GSE – multifamily (2)	—	772,564	—	—	—	—
Private-label – residential	7,515	203	39,318	82,468	923,299	6
ABS backed by home-equity loans	572	1,136	7,909	2,272	4,285	—
Total MBS	8,087	6,971,193	47,227	84,740	927,584	6

Total investment securities	477,697	7,425,770	161,224	84,740	927,584	2,121

Total investments	$477,697	$11,525,933	$3,861,224	$84,740	$927,584	$2,121
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2014. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

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

FHFA regulations allow additional unsecured credit for overnight sales of federal funds. The specified percentage of eligible regulatory capital used for determining the maximum amount of unsecured credit exposure we may offer to a counterparty for overnight sales of federal funds is twice the amount that we may extend to that counterparty for extensions of credit other than overnight sales of federal funds reduced by the amount of any other unsecured credit exposure attributable to other than overnight sales of federal funds. During the year ended December 31, 2014, we were in compliance with FHFA regulatory limits established for unsecured credit.

We are prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union. Our unsecured credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation. We are in compliance with these FHFA regulations as of December 31, 2014.

The table below presents our short-term unsecured money market credit exposure.

Short-term Unsecured Money-Market Credit Exposure by Investment Type (dollars in thousands)

	Carrying Value
	December 31, 2014	December 31, 2013
Federal funds sold	$2,550,000	$850,000

At December 31, 2014, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $3.4 billion to nine counterparties and issuers, of which $2.6 billion was for federal funds sold, and $875.7 million was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of December 31, 2014:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of December 31, 2014

Issuer / counterparty	Percent
National Australia Bank LTD (1)	17.5%
Rabobank Nederland (1)	16.1
Bank of Nova Scotia (1)	16.1
Inter-American Development Bank (a supranational institution)	13.3
Standard Chartered Bank (1)	13.1
Canadian Imperial Bank of Commerce (1)	11.7
_______________________

(1)	Overnight federal funds sold

Private-Label MBS

Of our $8.6 billion in par value of MBS and ABS investments at December 31, 2014, $1.7 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	December 31, 2014			December 31, 2013
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$12,334	$152,296	$164,630	$15,585	$176,416	$192,001
Alt-A	27,447	1,532,827	1,560,274	31,040	1,684,971	1,716,011
Total private-label residential MBS	39,781	1,685,123	1,724,904	46,625	1,861,387	1,908,012
ABS backed by home equity loans
Subprime	—	17,440	17,440	—	23,980	23,980
Total par value of private-label MBS	$39,781	$1,702,563	$1,742,344	$46,625	$1,885,367	$1,931,992
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The amounts outstanding as of December 31, 2014, are stratified by year of issuance of the security. The table also sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of December 31, 2014, reflect the percentage of subordinated class outstanding balances as of December 31, 2014, to our senior class outstanding balances as of December 31, 2014, weighted by the par value of our respective senior class securities, and shown by year of securitization. Average current credit enhancements as of December 31, 2014, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization At December 31, 2014 (dollars in thousands)

		Year of Securitization
	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$8,113	$—	$—	$7,515	$598
Double-A	1,339	—	—	—	1,339
Single-A	47,226	—	—	26,598	20,628
Triple-B	84,909	—	—	18,502	66,407
Below Investment Grade
Double-B	67,563	—	—	36,719	30,844
Single-B	64,653	16,279	—	37,025	11,349
Triple-C	873,214	194,686	478,852	184,205	15,471
Double-C	291,072	126,329	125,529	39,214	—
Single-C	70,228	7,238	30,373	32,617	—
Single-D	234,021	62,970	65,059	105,250	742
Unrated	6	—	—	—	6
Total	$1,742,344	$407,502	$699,813	$487,645	$147,384

Amortized cost	$1,344,925	$283,855	$490,793	$423,983	$146,294
Gross unrealized gains	76,550	33,141	31,158	11,980	271
Gross unrealized losses	(47,209)	(7,738)	(10,995)	(20,931)	(7,545)
Fair value	$1,374,266	$309,258	$510,956	$415,032	$139,020
Other-than-temporary impairment for the year ended December 31, 2014:
Total other-than-temporary impairment losses on held-to-maturity securities	$(1,771)	$(438)	$—	$(1,293)	$(40)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	192	(598)	(449)	1,255	(16)
Net impairment losses on held-to-maturity securities recognized in income	$(1,579)	$(1,036)	$(449)	$(38)	$(56)

Weighted average percentage of fair value to par value	78.87%	75.89%	73.01%	85.11%	94.33%
Original weighted average credit support	26.49	28.74	28.83	26.14	10.32
Weighted average credit support	10.17	5.96	6.07	16.08	21.70
Weighted average collateral delinquency (1)	26.42	32.47	29.46	20.90	13.59
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2014, our mortgage loan investment portfolio totaled $3.5 billion, an increase of $115.5 million from December 31, 2013. We do not expect the balance of this portfolio to change significantly in 2015 as we expect continued strong competition from Fannie Mae and Freddie Mac for loan investment opportunities. We note further that the Director of the FHFA has delayed increases in Fannie Mae and Freddie Mac guaranty fees and certain other fees pending further study, which increases would have tended to weaken competition from Fannie Mae and Freddie Mac.

The following table presents information relating to our mortgage portfolio for the five year period ended December 31, 2014.

Par Value of Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31,
	2014	2013	2012	2011	2010
Mortgage loans outstanding
Conventional mortgage loans
Original MPF	$2,309,566	$2,088,774	$2,006,797	$1,535,698	$1,321,586
MPF 125	255,169	220,690	201,145	204,371	243,390
MPF Plus	432,934	564,471	771,125	1,037,031	1,343,611
Total conventional mortgage loans	2,997,669	2,873,935	2,979,067	2,777,100	2,908,587
Government mortgage loans	425,663	439,357	444,041	308,914	322,776
Total par value outstanding	$3,423,332	$3,313,292	$3,423,108	$3,086,014	$3,231,363

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2014	December 31, 2013

Massachusetts	44%	41%
Maine	11	11
Wisconsin	10	8
Connecticut	7	7
New Hampshire	5	5
All others	23	28
Total	100%	100%

The following table provides a summary of certain characteristics of our investments in mortgage loans.

Characteristics of Our Investments in Mortgage Loans(1)
	December 31,
	2014	2013
Loan-to-value ratio at origination
< 60.00%	26%	29%
60.01% to 70.00%	16	16
70.01% to 80.00%	20	20
80.01% to 90.00%	24	21
Greater than 90.00%	14	14
Total	100%	100%
Weighted average loan-to-value ratio	71%	70%
FICO score
< 620	1%	2%
620 to < 660	5	6
660 to < 700	12	12
700 to < 740	17	18
≥ 740	64	61
Not available	1	1
Total	100%	100%
Weighted average FICO score	749	746
_______________________

(1)	Percentages are calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $2.0 million at December 31, 2014, compared with $2.2 million at December 31, 2013.

For information on the determination of the allowance at December 31, 2014, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see — Critical Accounting Estimates — Allowance for Loan Losses.

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

Delinquent Mortgage Loans (dollars in thousands)

	December 31,
	2014	2013	2012	2011	2010
Total par value past due 90 days or more and still accruing interest	$7,191	$19,450	$23,210	$24,438	$19,874
Nonaccrual loans, par value	38,658	46,012	50,571	55,124	54,401
Troubled debt restructurings (not included above)	3,045	2,589	1,909	245	238

Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$1,948	$2,247	$2,420	$2,510	$2,460
Interest actually recognized in income during the period	1,282	1,483	1,730	2,016	1,930
Shortfall	$666	$764	$690	$494	$530

Allowance for credit losses on mortgage loans, balance at beginning of year	$2,221	$4,414	$7,800	$8,653	$2,100
Net charge-offs	(270)	(239)	(259)	(22)	(148)
Provision (reduction of provision) for credit losses	61	(1,954)	(3,127)	(831)	6,701
Allowance for credit losses on mortgage loans, balance at end of year	$2,012	$2,221	$4,414	$7,800	$8,653

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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	December 31, 2014	December 31, 2013

Massachusetts	31%	30%
California	15	18
Connecticut	13	10
All others	41	42
Total	100%	100%

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (5.0 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (31.9 percent by outstanding principal balance). The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of December 31, 2014.

Summary of Higher-Risk Conventional Mortgage Loans As of December 31, 2014 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$141,875	6.09%	2.41%	7.91%
High loan-to-value loans (2)	6,261	9.11	—	10.05
Subprime and high loan-to-value loans (3)	1,394	—	18.47	45.77
Total high-risk loans	$149,530	6.16%	2.46%	8.35%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower.

(2)
High loan-to-value loans have an estimated current loan-to-value ratio greater than 100 percent based on movements in property values in the core-based statistical areas where the property securing the loan is located.

(3)	These loans are subprime and also have a current estimated loan-to-value ratio greater than 100 percent.

Our portfolio consists solely of fixed-rate conventionally amortizing first-mortgage loans. The portfolio does not include adjustable-rate mortgage loans, pay-option adjustable-rate mortgage loans, interest-only mortgage loans, junior lien mortgage loans, or loans with initial teaser rates.

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of December 31, 2014, we were the beneficiary of primary mortgage insurance coverage of $59.2 million on $238.9 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $22.5 million on mortgage pools with a total unpaid principal balance of $334.0 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits, custodial mortgage accounts, and term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2014, and December 31, 2013, deposits totaled $369.3 million and $517.6 million, respectively.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a clearing member with a DCO are classified as assets or liabilities according to the net fair value of those derivatives that have been transacted through a particular clearing member with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $14.5 million and $4.3 million as of December 31, 2014, and December 31, 2013, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $558.9 million and $608.2 million as of December 31, 2014, and December 31, 2013, respectively.

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

We had commitments for which we were obligated to invest in mortgage loans with par values totaling $26.9 million and $11.1 million at December 31, 2014 and 2013, respectively. All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2014 and 2013. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			December 31, 2014		December 31, 2013
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,771,265	$(192,873)	$4,962,980	$(277,060)
	Swaps	Economic	190,500	(1,473)	154,500	(893)
Total associated with advances			4,961,765	(194,346)	5,117,480	(277,953)
Available-for-sale securities	Swaps	Fair value	611,915	(318,895)	611,915	(218,658)
	Caps	Economic	300,000	—	300,000	43
Total associated with available-for-sale securities			911,915	(318,895)	911,915	(218,615)
Trading securities	Swaps	Economic	210,000	(17,766)	215,000	(18,602)
COs	Swaps	Fair value	7,196,345	3,736	6,112,695	(14,453)
	Swaps	Economic	22,500	(33)	904,000	120
	Forward starting swaps	Cash Flow	1,096,800	(42,209)	1,410,800	(51,466)
Total associated with COs			8,315,645	(38,506)	8,427,495	(65,799)
Deposits	Swaps	Fair value	—	—	20,000	1,143
Total			14,399,325	(569,513)	14,691,890	(579,826)
Mortgage delivery commitments			26,927	63	11,056	(35)
Total derivatives			$14,426,252	(569,450)	$14,702,946	(579,861)
Accrued interest				(20,100)		(26,249)
Cash collateral and accrued interest				45,209		2,276
Net derivatives				$(544,341)		$(603,834)
Derivative asset				$14,548		$4,318
Derivative liability				(558,889)		(608,152)
Net derivatives				$(544,341)		$(603,834)

 _______________________

(1)
As of December 31, 2014 and 2013 embedded derivatives separated from the advance contract with notional amounts of $190.5 million and $154.5 million, respectively, and fair values of $1.5 million and $892,000, respectively, are not included in the table.

The following tables present our hedging strategies at December 31, 2014 and 2013.

Hedging Strategies As of December 31, 2014 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$2,537,040	$116,500	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	2,210,225	—	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	24,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate index	—	74,000	—
		4,771,265	190,500	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	611,915	210,000	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment	—	300,000	—
		611,915	510,000	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	4,296,345	22,500	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	2,900,000	—	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	1,096,800
		7,196,345	22,500	1,096,800

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	26,927	—
Total		$12,579,525	$749,927	$1,096,800

Hedging Strategies As of December 31, 2013 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$2,410,805	$38,500	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	2,532,175	—	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	20,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate index	—	116,000	—
		4,962,980	154,500	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	611,915	215,000	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment	—	300,000	—
		611,915	515,000	—

Deposits
Receive fixed, pay floating interest-rate swap	Converts the deposit's fixed rate to a variable rate index	20,000	—	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	4,767,695	4,000	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	1,345,000	—	—
Receive floating, pay floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	—	900,000	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	1,410,800
		6,112,695	904,000	1,410,800

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	11,056	—
Total		$11,707,590	$1,584,556	$1,410,800

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $12.0 billion, representing 83.0 percent of all derivatives outstanding as of December 31, 2014. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of December 31, 2014 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$296,250	$(3,152)	$296,250	$3,167	3.07%	0.23%	2.70%	0.60%
Due after one year through two years	1,060,695	(26,875)	1,060,695	26,727	2.61	0.24	2.31	0.54
Due after two years through three years	1,711,930	(116,360)	1,711,930	115,399	3.89	0.24	3.76	0.37
Due after three years through four years	863,850	(31,084)	863,850	30,983	2.75	0.24	2.42	0.57
Due after four years through five years	309,250	(6,823)	309,250	6,807	2.46	0.24	2.19	0.51
Thereafter	529,290	(8,579)	529,290	8,472	2.68	0.24	2.23	0.69
Total	$4,771,265	$(192,873)	$4,771,265	$191,555	3.12%	0.24%	2.86%	0.50%
_______________________

(1)	Included in the advances hedged amount are $2.2 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2014.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of December 31, 2014 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,762,695	$7,288	$1,762,695	$(7,284)	0.72%	0.76%	0.16%	0.12%
Due after one year through two years	2,197,245	41	2,197,245	1,880	0.62	0.69	0.18	0.11
Due after two years through three years	1,471,000	(367)	1,471,000	2,589	1.09	1.10	0.15	0.14
Due after three years through four years	385,000	888	385,000	(246)	1.57	1.57	0.15	0.15
Due after four years through five years	690,405	(104)	690,405	1,542	1.60	1.60	0.10	0.10
Thereafter	690,000	(4,010)	690,000	4,327	1.66	1.80	0.04	(0.10)
Total	$7,196,345	$3,736	$7,196,345	$2,808	0.98%	1.03%	0.15%	0.10%
_______________________

(1)	Included in the CO bonds hedged amount are $2.9 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2014.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently are receiving only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money). The resulting net exposure at fair value is reflected in the derivatives table below. We presently pledge securities collateral for bilateral derivatives (principal-to-principal derivatives that are not centrally cleared) to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold defined in our master netting agreement with the counterparty. We may also pledge cash collateral, including, for cleared derivatives, initial and variation margin, as required by the applicable DCO. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of December 31, 2014.

Derivatives Counterparty Current Credit Exposure As of December 31, 2014 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Double-A	$240,000	$510	$—	$—	$510
Single-A	615,000	383	(290)	—	93

Liability positions with credit exposure:
Bilateral derivatives
Single-A	1,354,750	(31,179)	—	33,050	1,871
Triple-B	979,945	(34,877)	—	36,995	2,118
Cleared derivatives	4,200,450	(31,624)	45,499	—	13,875
Total derivative positions with nonmember counterparties to which we had credit exposure	7,390,145	(96,787)	45,209	70,045	18,467

Mortgage delivery commitments (2)	26,927	71	—	—	71
Total	$7,417,072	$(96,716)	$45,209	$70,045	$18,538

Derivative positions without credit exposure: (3)
Double-A	$280,000
Single-A	5,317,140
Triple-B	1,412,040
Total derivative positions without credit exposure	$7,009,180
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

(3)
These represent derivatives positions with counterparties for which we are in a net liability position and for which we have delivered securities collateral to the counterparty in an amount equal to or less than the net derivative liability, or derivative positions with counterparties for which we are in a net asset position and for which the counterparty has delivered collateral to us in an amount which exceeds our net derivative asset.

Bilateral derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new bilateral derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's, although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. The master agreements generally provide for lower amounts of unsecured exposure to lower-rated counterparties. These agreements are bilateral and could require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

The following counterparties accounted for more than 10 percent of the total notional amount of bilateral derivatives outstanding (dollars in thousands):

	December 31, 2014
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$1,247,415	12.2%	$(343,004)
JP Morgan Chase Bank NA	1,224,750	12.0	(30,778)
Barclays Bank PLC	1,110,795	10.9	(21,880)
HSBC Bank USA	1,024,000	10.0	(16,001)

	December 31, 2013
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$1,932,915	16.1%	$(243,819)
JP Morgan Chase Bank NA	1,559,750	13.0	(71,584)
Barclays Bank PLC	1,397,795	11.6	(44,427)
Goldman Sachs Bank USA	1,356,560	11.3	(67,389)

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

For information and discussion of our guarantees and other commitments we may have, see — Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations below, and for further information and discussion of the joint and several liability for FHLBank COs, see — Debt Financing — Consolidated Obligations below.

Internal Sources of Liquidity

Liquidity Reserves for Deposits. Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2014. The following table provides our liquidity position with respect to this requirement.

Liquidity Reserves for Deposits (dollars in thousands)

	December 31,
	2014	2013
Liquid assets(1)
Cash and due from banks	$1,124,536	$641,033
Interest-bearing deposits	163	195
Advances maturing within five years	31,648,239	25,596,986
Total liquid assets(1)	32,772,938	26,238,214
Total deposits	369,331	517,565
Excess liquid assets(1)	$32,403,607	$25,720,649
 ________________________

(1)	For purposes of the regulatory requirement liquid assets include cash, obligations of the U.S., and advances with maturities of less than five years.

Structural Liquidity. We maintain structural liquidity to support our day-to-day business needs and our contractual obligations. We define structural liquidity as projected net cash flow adjusted to assume all maturing advances are renewed, member overnight deposits are withdrawn at a rate of 50 percent per day, and loan investment commitments are taken down at a rate in excess of our ordinary experience (such adjustments are collectively referred to as our secondary uses of funds). We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable. We have a management action trigger based on our structural liquidity, a five business day test that is triggered if structural liquidity is less than negative $1.0 billion. We complied with this management action trigger at all times during the year ended December 31, 2014.

Structural Liquidity As of December 31, 2014 (dollars in thousands)

5 Days
Projected net cash flow	$8,097,150
Less: Secondary uses of funds	(4,555,896)
Structural liquidity	$3,541,254

Projected Net Cash Flows. We also have established a management action trigger based on projected net cash flow. This is a 21 business day test which is triggered if projected net cash flow is negative at or before day 21. We complied with this management action trigger as of December 31, 2014. At December 31, 2014, projected net cash flow at day 21 was $5.6 billion.

Contingency Liquidity. FHFA regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. For contingency liquidity, we define adjusted net cash flow as projected sources of funds less uses of funds excluding reliance on access to the CO debt markets and including funding a portion of outstanding letters of credit. We complied with this requirement at all times during the year ended December 31, 2014. As of December 31, 2014 and 2013, we held a surplus of $12.4 billion and $10.9 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance.

Contingency Liquidity As of December 31, 2014 (dollars in thousands)
Cumulative Fifth Business Day
Adjusted net cash flow	$(325,953)
Contingency borrowing capacity (exclusive of CO issuances)	12,699,295
Net contingency liquidity	$12,373,342

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the year ended December 31, 2014.

Balance Sheet Gap Policy. Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the year ended December 31, 2014. During the year ended December 31, 2014, this gap averaged 1.0 percent (maximum level 2.1 percent and minimum level 0.2 percent). As of December 31, 2014, this gap was 0.4 percent, compared with 2.1 percent at December 31, 2013.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event we do not fund our principal and interest payments under a CO by deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding FHLBanks. We have never drawn funding under this agreement.

Debt Financing — Consolidated Obligations

Our primary source of liquidity is via CO issuances. At December 31, 2014, and December 31, 2013, outstanding COs, including both CO bonds and CO discount notes, totaled $50.8 billion and $39.5 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

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

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2014, and December 31, 2013. CO bonds outstanding for which we are primarily liable at December 31, 2014, and December 31, 2013, include issued callable bonds totaling $4.5 billion and $2.5 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short repricing intervals. CO discount notes comprised 49.8 percent and 40.6 percent of the outstanding COs for which we are primarily liable at December 31, 2014, and December 31, 2013, respectively, but accounted for 91.4 percent and 90.3 percent of the proceeds from the issuance of such COs during the years ended December 31, 2014 and 2013, respectively, due, in particular, to our frequent overnight CO discount note issuances.

The table below shows our short-term borrowings for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands).

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Outstanding par amount at end of the period	$25,312,040	$16,062,000	$8,640,000	$1,722,240	$2,196,850	$1,312,470
Weighted-average rate at the end of the period	0.08%	0.07%	0.09%	0.13%	0.12%	0.15%
Daily-average par amount outstanding for the period	$22,697,109	$9,106,041	$12,581,614	$1,629,902	$1,445,704	$1,150,150
Weighted-average rate for the period	0.07%	0.08%	0.09%	0.12%	0.12%	0.21%
Highest par amount outstanding at any month-end	$28,500,000	$16,062,000	$16,611,503	$2,495,790	$2,525,300	$2,696,500

Although we are primarily liable for our portion of COs, that is, those issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $847.2 billion and $766.8 billion at December 31, 2014 and 2013, respectively. COs are backed only by the combined financial resources of the FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. We have never paid any obligations on behalf of the other FHLBanks.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2014, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

The FHLBank Act authorizes the Secretary of the U.S. Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the U.S. Treasury. There were no such purchases by the U.S. Treasury during the year ended December 31, 2014.
For additional information on COs, including their issuance, see Item 1 — Business — Consolidated Obligations.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and stable market access during the period covered by this report. Further, financial markets have remained generally calm notwithstanding the turmoil in global markets. The U.S. economy showed signs of strength during the year ended December 31, 2014.

We continue to operate in a prolonged, historically low interest-rate environment as discussed under — Economic Conditions — Interest-Rate Environment. Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. However, our cost of funds for longer-term debt has increased relative to the cost of issuing shorter-term debt, as measured relative to comparable term interest-rate swap yields. Throughout the year ended December 31, 2014, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than three years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into the first quarter of 2015. We believe that the market’s reaction to expected changes in FOMC monetary policies will be an important factor that could shape investor demand for debt, including COs in 2015.

Additionally, we note that the NRSROs have historically indicated that FHLBank credit ratings, including credit ratings for COs, are constrained by the rating of the U.S. federal government. Accordingly, an NRSRO's downgrade of the U.S. federal government could result in a downgrade of the FHLBanks and COs. For a discussion of how an NRSRO downgrade could impact us, see Item 1A — Risk Factors — Business and Reputation Risks — An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, require us to deliver collateral to certain derivatives counterparties, and/or adversely impact demand for certain of our products.

Capital

Total capital at December 31, 2014, was $2.9 billion compared with $2.8 billion at year-end 2013.

Capital stock declined by $117.4 million due to the repurchase of $1.0 billion of excess capital stock (of which $733.6 million was mandatorily redeemable capital stock) and the reclassification of capital stock to mandatorily redeemable capital stock amounting to $54.9 million. Offsetting these decreases was the issuance of $203.9 million of capital stock.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2014, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital.

Our membership includes commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions with capital stock outstanding by member type shown in the table below (dollars in thousands).

Capital Stock Outstanding by Member Type (dollars in thousands)

December 31, 2014
Thrift institutions	$1,173,720
Commercial banks	784,164
Credit unions	279,112
Insurance companies	176,023
Community development financial institutions	95
Total GAAP capital stock	2,413,114
Mandatorily redeemable capital stock	298,599
Total regulatory capital stock	$2,711,713

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $298.6 million and $977.3 million at December 31, 2014, and December 31, 2013, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock. At December 31, 2014, and December 31, 2013, excess capital stock totaled $633.0 million and $1.7 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2014	$632,454	$1,446,248	$2,078,725	$2,711,713	$632,988
December 31, 2013	626,354	1,169,536	1,795,913	3,507,819	1,711,906
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An FHLBank is adequately capitalized if it has sufficient permanent and total capital to meet or exceed its risk-based and minimum capital requirements. FHLBanks that are adequately capitalized have no corrective action requirements. FHLBanks that are not adequately capitalized must submit capital restoration plans, are subject to corrective action requirements and are prohibited from paying dividends, redeeming or repurchasing excess stock, and subject to certain asset growth restrictions. The FHFA may place critically undercapitalized FHLBanks into conservatorship or receivership.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated December 19, 2014, the Director of the FHFA notified us that, based on September 30, 2014, financial information, we met the definition of adequately capitalized under the Capital Rule. We have not yet received our capital classification based on our December 31, 2014 financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.6 percent at December 31, 2014.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed the sum of our regulatory capital requirement plus our minimum retained earnings target (together, our internal minimum capital requirement). As of December 31, 2014, this internal minimum capital requirement equaled $2.9 billion, which was satisfied by our actual regulatory capital of $3.6 billion.

Retained Earnings and the Minimum Retained Earnings Target

At December 31, 2014, we had total retained earnings of $901.7 million compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings even though we exceed the target.

Our methodology for determining retained earnings adequacy and selection of the minimum retained earnings target incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements are market risk and credit risk. Market risk is represented through the Bank's Value at Risk (VaR) market-risk measurement, which estimates the 99th percentile worst case of potential changes in our market value of equity due to potential shifts in yield curves applicable to our assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults.

Our minimum retained earnings target could be superseded by FHFA mandates, either in the form of an order specific to us or by promulgation of new regulations requiring a level of retained earnings that is different from our current target. Moreover, we may, at any time, change our methodology or assumptions for modeling our minimum retained earnings target and will do so when prudential or other reasons warrant such a change. Either of these events could result in us increasing our minimum retained earnings target and, in turn, reducing or eliminating dividends, as necessary.

For information on limitations on dividends, including limitations when we are under our minimum retained earnings target, see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Restricted Retained Earnings and the Joint Capital Agreement

At December 31, 2014, our total retained earnings included $136.8 million in restricted retained earnings. Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings, in accordance with the Joint Capital Agreement. The Joint Capital Agreement is a voluntary capital initiative among the FHLBanks intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income (net of that FHLBank's obligation to its Affordable Housing Program) to a restricted retained earnings account. The FHLBanks commenced this obligation with their results at September 30, 2011. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. The agreement requires each FHLBank to contribute to its restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). At December 31, 2014, our total required contribution to the restricted retained earnings account was $484.7 million compared with our total contribution on that date of $136.8 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides:

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

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Commitments and Contingencies.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2014.

Contractual Obligations as of December 31, 2014 (dollars in thousands)

	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Consolidated obligation bonds(1)	$25,328,340	$6,675,745	$10,416,315	$4,637,195	$3,599,085
Estimated interest payments on long-term debt(2)	2,022,016	429,304	606,753	332,912	653,047
Capital lease obligations	78	47	31	—	—
Operating lease obligations	22,749	2,495	5,003	5,104	10,147
Mandatorily redeemable capital stock	298,599	697	25,590	272,312	—
Commitments to invest in mortgage loans	26,927	26,927	—	—	—
Pension and post-retirement contributions	5,470	172	573	950	3,775
Total contractual obligations	$27,704,179	$7,135,387	$11,054,265	$5,248,473	$4,266,054
_______________________

(1)
Includes CO bonds outstanding at December 31, 2014, at par value, based on the contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2014, has been used to estimate future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

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

Accounting for Derivatives

Derivatives are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on the type of hedge transaction. All of our derivatives are either 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, 2) embedded in a host financial instrument, such as an advance or an investment security, or 3) derivative contracts structured to offset some or all of the risk exposure inherent in our member-lending, investment, and funding activities. We are required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivatives positioned to mitigate market-risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, our reported earnings may exhibit considerable variability. We generally employ hedging techniques that are effective under the hedge-accounting requirements. However, not all of our hedging relationships meet the hedge-accounting requirements. In some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available. As required by FHFA regulation and our policy, derivatives that do not qualify as hedging instruments pursuant to GAAP may be used only if we document a nonspeculative purpose.

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

The short-cut method can be used when the assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. In many hedging relationships that use the short-cut method, we may designate the hedging relationship upon our commitment to disburse an advance or trade a CO provided that the period of time between the trade date and the settlement date of the hedged item is within established market-settlement conventions for the advances and CO markets. We define these market-settlement conventions to be five business days or less for advances and 30 calendar days or less, using a next business day convention, for COs. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge relationship qualifies for applying the short-cut method. We then record changes in the fair value of the derivative and hedged item beginning on the trade date.

Beginning in November 2014, to streamline certain operational processes, we voluntarily discontinued the use of short-cut hedge accounting for new hedge relationships entered into after that date. Short-cut hedge relationships entered into prior to that date will continue as short-cut hedge relationships until they mature or are terminated.

Hedge relationships not treated as short-cut accounting are treated as a long-haul fair-value hedge, where the change in the value of the hedged item attributable to changes in the benchmark interest rate must be measured separately from the derivative and effectiveness testing must be performed with results falling within established tolerances. If the hedge fails its effectiveness test, the hedge no longer qualifies for hedge accounting and the derivative is marked through current-period earnings without any offset related to the hedged item.

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

We use the overnight-index swap (OIS) curve for valuation of our interest-rate derivatives in which the recipient of collateral maintains the right to rehypothecate pledged collateral, while LIBOR is used as the discount rate for interest-rate derivatives in which the recipient of collateral has no right to rehypothecate pledged collateral. Additionally, we use the OIS curve as the discount rate for derivatives cleared through a DCO.

We use the LIBOR swap curve to discount cash flows on all associated hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. For any such hedging relationship where the valuation of the derivative transaction is based on the OIS curve, there could be an increase in hedge ineffectiveness that in turn could result in the loss of hedge accounting for certain hedge relationships. Loss of hedge accounting for those hedge relationships would lead to increased net income volatility, which could be material. However, through December 31, 2014, no hedge relationships failed our hedge effectiveness criteria as a result of using the OIS curve as the discount rate for the derivative and the LIBOR swap curve as the discount rate for the hedged item.

The fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or mutual optional termination at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity date, the effect of fair values is normally only a timing issue.

For derivatives and hedged items that meet the requirements described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivatives where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2014, we held derivatives that are marked to market with no offsetting qualifying hedged item including $300.0 million notional of interest-rate caps, $423.0 million notional of interest-rate swaps, and $26.9 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2014, was an unrealized loss of $19.2 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Estimated Change in Fair Value of Undesignated Derivatives As of December 31, 2014 (dollars in thousands)

	+50 basis points	+100 basis points
Change from base case
Interest-rate caps and swaps(1)	$5,714	$11,141
_______________________

(1)
Given the low interest-rate environment experienced at the end of 2014, we do not believe that technical valuations generated through a down 100 basis point and a down 50 basis point rate shock are representative of potential shifts in the instruments' values.

These derivatives economically hedge certain advances, investment securities, and CO bonds. Although these economic hedges do not qualify or were not designated for hedge accounting, they are an acceptable hedging strategy under our risk-management program. Our projections of changes in value of the derivatives have been consistent with actual experience.

Fair-Value Estimates

Overview. We measure certain assets and liabilities, including investment securities classified as available-for-sale and trading, as well as all derivatives and mandatorily redeemable capital stock at fair value on a recurring basis. Additionally, certain held-to-maturity securities are measured at fair value on a nonrecurring basis due to the recognition of other-than-temporary impairment. Management also estimates the fair value of some of the collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses. Accounting guidance defines fair value, establishes a framework for measuring fair value, establishes a fair-value hierarchy based on the inputs used to measure fair value, and requires certain disclosures for fair-value measurements. The book values and fair values of our financial assets and liabilities, along with a description of the valuation techniques used to determine the fair values of these financial instruments, is disclosed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Fair Values.

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

As discussed under — Accounting for Derivatives, OIS is used as the discount rate for valuation of our bilateral derivatives in which the recipient of collateral maintains the right to rehypothecate pledged collateral and for all derivatives cleared through a DCO, while LIBOR continues to be the appropriate discount rate for bilateral derivatives in which the recipient of collateral has no right to rehypothecate pledged collateral.

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

For the period ended December 31, 2014, we employed the procedures to value our MBS that have been established by the Pricing Committee and also applied those procedures to value our non-MBS investments with the exception of floating-rate HFA securities. We have reviewed the Pricing Committee's procedures and determined that they are reasonably designed to determine that the estimated prices were exit prices. Accordingly, the following descriptions of our procedures for the period ended December 31, 2014, are the same as those established by the Pricing Committee. These processes are described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Fair Values — Investment Securities.

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

For the period ended December 31, 2014, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

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

In the cases where two or more vendor prices are obtained, each vendor price is then compared to the median price defined above. Differences between all vendor prices received and the median price are then compared to the security's applicable tolerance parameters. All vendor prices that are within the security's tolerance parameters are averaged to arrive at the security's default price. In cases where one or more vendor prices have differences greater than the applicable tolerance parameter, these out-of-tolerance prices (the outliers) are subject to further analysis. Further analysis to exclude a vendor price or to determine if an outlier is a better estimate of fair value includes, but is not limited to, comparison to i) prices provided by a fifth, third-party recognized valuation service, ii) observed market prices for similar securities, iii) nonbinding dealer estimates, or iv) use of internal model prices, which we believe generally reflect the relevant facts and circumstances that a market participant would consider. Additionally, we ordinarily challenge a pricing vendor when a price falls outside of the tolerance parameters and/or if we determine that a price should be excluded as a result of our further analysis. When a pricing vendor agrees that its price is incorrect, we exclude that price from our determination of that security's final price. When a pricing vendor disagrees that its price is incorrect, our internal subject matter experts determine whether or not to consider that price in the determination of that security's final price in the valuation process based on all information available to the subject matter experts. In the case where management determines an outlier price is more representative of the security's price, then the outlier price will be used as the final price rather than the default price. If, on the other hand, management determines that an outlier (or outliers) is (are) in fact not representative of fair value, then the outlier(s) will be excluded from the default price calculation, and the default price is then used as the final price. In all cases, the final price is used to determine the fair value of the security.

As an additional step, we reviewed the final fair-value estimates of our private-label MBS as of December 31, 2014, for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our other-than-temporary-impairment assessment process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. We evaluated significant variances in conjunction with all of the other available pricing information to determine whether an adjustment to the fair-value estimate derived from the process described above was necessary.

As of December 31, 2014, four vendor prices were received for 91.5 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios and including accretion associated with a significant increase in a security's expected cash flows, for the years ended December 31, 2014, 2013, and 2012, was a net increase to income of $16.7 million, $10.4 million, and $2.0 million, respectively.

Allowance for Loan Losses

Advances. We have experienced no credit losses on advances and currently do not anticipate any credit losses on advances for the reasons discussed under — Financial Condition — Advances Credit Risk. Accordingly, we make no allowance for losses on advances.

At December 31, 2014, and December 31, 2013, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. We believe that policies and procedures are in place to appropriately manage the credit risk associated with advances.

Mortgage Loans. We invest in both conventional mortgage loans and government mortgage loans under the MPF program. We have determined that no allowance for losses is necessary for government mortgage loans, as discussed under Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit

Losses. Conventional loans, in addition to having the related real estate as collateral, are credit enhanced either by qualified collateral pledged by the member, or by supplemental mortgage insurance purchased by the member. The credit enhancement is the participating financial institution's potential loss in the second-loss position after the first loss account is exhausted. We incur all losses in excess of the credit enhancement.

As of December 31, 2014, and December 31, 2013, the allowance for loan losses on the conventional mortgage loan portfolio was $2.0 million and $2.2 million, respectively. The allowance reflects our estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2014 and 2013.

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

We perform our other-than-temporary impairment analysis for our private-label residential MBS using key modeling assumptions, inputs, and methodologies provided by the OTTI Governance Committee for our cash-flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. We participate in the OTTI Governance Committee, a committee that was formed by the FHLBanks to ensure consistency among the FHLBanks in their analyses of other-than-temporary impairment of private-label MBS in accordance with certain related guidance provided by the FHFA. The FHFA provides certain guidelines to the FHLBanks for determining other-than-temporary impairment with the objective of promoting consistency in the determination of other-than-temporary impairment for private-label MBS among the FHLBanks. In general terms, these guidelines provide that each FHLBank:

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

The modeling assumptions, inputs, and methodologies for the other-than-temporary impairment analyses of our private-label residential MBS are material to the determination of other-than-temporary impairment. Accordingly, management has reviewed the assumptions approved by the OTTI Governance Committee and determined that they are reasonable. We base this view on our review of the methodology used to derive and/or formulate these assumptions by monitoring trends in the behavior of the underlying collateral and by comparison to "most likely" projections reported by various market observers and participants. However, any changes to the assumptions, inputs, or methodologies for the other-than-temporary impairment analyses as described in this section could result in materially different outcomes to this analysis including the realization of additional other-than-temporary impairment charges, which may be substantial.

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

Since December 31, 2008, we had used increasingly stressful assumptions that on average reduce our projections of prepayment rates and increase our projections of default rates and loss severities for the loans underlying these securities. Due to the widening economic recovery, most parts of the country appear to be participating in a housing recovery, allowing us to maintain or improve the assumptions we use in our other-than-temporary-impairment analysis, although some parts of the country are still failing to fully participate in the housing recovery, leading us to increase the severity of the assumptions for those areas for the assessment for the quarter ended December 31, 2014.

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

In addition to evaluating our residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index scenario that was determined by the OTTI Governance Committee. This more stressful scenario was based on a housing price forecast that was decreased five percentage points followed by a recovery path that is 33.0 percent lower than the base case. The base case and adverse case scenarios for other-than-temporarily impaired private-label MBS for the three months ended December 31, 2014, were credit losses of $411,000 and $1.6 million, respectively.

RECENT ACCOUNTING DEVELOPMENTS

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which we, our members, and our financial counterparties operate continues to evolve rapidly due to the implementation of reforms for financial entities, which reforms commenced in the wake of the last recession. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. We summarize certain significant regulatory actions and developments for the period covered by this report below.

Significant FHFA Developments

Proposed Rule on FHLBank Membership. On September 12, 2014, the FHFA issued a proposed rule that would:

•
impose a test on all FHLBank members requiring them to maintain at least one percent of their assets in first-lien home mortgage loans with maturities of five years or more, including MBS backed by such loans, on an ongoing basis, to maintain their membership in their respective FHLBank;

•
require most insured depository members (other than certain depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current regulations), at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, to maintain their membership in their respective FHLBank;

•
eliminate all currently eligible captive insurance companies from FHLBank membership subjecting existing captive members to a five-year wind-down period (the proposed rule defines "insurance company" to be a company whose primary business is the underwriting of insurance for non-affiliated persons or entities, thus excluding captive insurance companies); and

•
clarify how an FHLBank should determine the “principal place of business” of an insurance company or CDFI for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of the final rule. Current rules define an institution’s principal place of business as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

If enacted as proposed, this rule would reduce the number of entities eligible for Bank membership and, in turn, reduce overall demand for our products and services thereby adversely impacting our results of operations.

Final Rule on Executive Compensation. On January 28, 2014, the FHFA issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers of the FHLBanks. The final rule addresses the authority of the Director of the FHFA to: 1) approve executive officer agreements that provide for compensation in connection with termination of employment, and 2) review the compensation arrangements of executive officers of the FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

Final Rule on Golden Parachute Payments. On January 28, 2014, the FHFA issued a final rule setting forth the standards that the Director of the FHFA will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations, and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite FHFA examination rating. This final rule and any other rule the FHFA enacts impacting FHLBank compensation could limit our ability to recruit and retain desired personnel.

Other Significant Developments

Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the FHFA (collectively, the Agencies) jointly proposed a rule (the Proposed Rule) to establish minimum margin and capital requirements for registered swap dealers and major swap participants (collectively, the Swap Entities) that are subject to the jurisdiction of one of the Agencies. In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, referred to as Covered Swap Entities).

The Proposed Rule would subject bilateral derivatives between Covered Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $3 billion or more in bilateral derivatives) to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities, and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The Proposed Rule would require variation margin to be exchanged daily for bilateral derivatives between Covered Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015, and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than $1 trillion notional amount of bilateral derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

We would not be a Covered Swap Entity under the Proposed Rule, although the FHFA has discretion to designate us a Covered Swap Entity. Rather, we are a financial end-user under the Proposed Rule, and we would likely have a material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.

Since we are currently posting and collecting variation margin on our bilateral derivatives, we do not anticipate that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on our costs. However, if the Proposed Rule’s initial margin requirement is adopted, we anticipate that our cost of engaging in bilateral derivatives would increase.

Basel Committee on Bank Supervision Final Liquidity Coverage Ratio (the LCR) Rule. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized the LCR rule, applicable to: (i) U.S. banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets. The LCR rule requires such covered companies to maintain a portfolio of “high quality liquid assets” (HQLA) that is no less than 100 percent of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.
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
SEC Final Rule on Money Market Mutual Fund Regulations. On July 23, 2014, the SEC approved final regulations governing money-market mutual funds, which, among other things:

•
require institutional prime money market funds (including institutional municipal money-market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money-market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	allow money-market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money-market funds.

The final regulations do not change the existing regulatory treatment of COs as liquid assets. CO discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include CO discount notes with a remaining maturity of up to 60 days. The future impact of these regulations on demand for COs is unknown.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 28, 2015, Moody’s long-and short-term credit ratings for us and 11 other FHLBanks are AAA and P-1, with a stable outlook.

As of February 28, 2015, S&P’s long- and short-term credit ratings for us and 10 other FHLBanks are AA+ and A-1+, with a stable outlook. The other FHLBank is rated AA and A-1+, with a stable outlook.

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

However, those assets with embedded options, particularly our mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, our portfolio of MBS and ABS, and our portfolio of bonds issued by HFAs, represent more complex cash-flow structures and contain more risk of prepayment and/or call options.

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

We also incur interest-rate risk in the investment of our capital and retained earnings in interest-earning assets. Traditionally we have sought to match our capital against liquid short-term money market assets to maintain liquidity and to provide our members with a money-market-based return on capital. While this capital investment strategy is comparatively risk-neutral in terms of our market risk, it exposes our interest income to the level and volatility of rates in the markets. As the FOMC sought to stimulate the U.S. economy during and after the prolonged economic recession through a low-rate accommodative policy, the net interest income realized on our investments has been lower than could have been realized on alternative longer-term investments.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk. Principal among our tools for interest-rate-risk management is the issuance of debt that can be used to match interest-rate-risk exposures of our assets. For example, we can issue a CO with a maturity of five years to fund an investment with a five year maturity. The debt may be noncallable until maturity or callable on and/or after a certain date.

COs may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2014, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.6 billion, compared with $13.4 billion at December 31, 2013, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.6 billion and $1.2 billion at December 31, 2014, and December 31, 2013, respectively.

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

Advances

In addition to the general strategies described above, we use contractual provisions that require borrowers to pay us prepayment fees, which make us financially indifferent if the borrower prepays such advances prior to maturity. These provisions protect against a loss of income under certain interest-rate environments.

Prepayment-fee income can be used to offset the cost of purchasing and retiring high-cost debt to maintain our asset-liability sensitivity profile. In cases where derivatives are used to hedge prepaid advances, prepayment-fee income can be used to offset the cost of terminating the associated hedge.

Investments

We hold certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At December 31, 2014, and December 31, 2013, this portfolio of hedged investments had an amortized cost of $928.6 million and $828.6 million, respectively.

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

Mortgage Loans

We manage the interest-rate and prepayment risk associated with mortgage loans through the issuance of both callable and noncallable debt to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans.

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

Swapped Consolidated Obligation Debt

We may also issue bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $7.2 billion, or 28.4 percent of our total outstanding CO bonds at December 31, 2014, compared with $7.0 billion, or 30.2 percent of total outstanding CO bonds, at December 31, 2013.

Measurement of Market and Interest-Rate Risk

We measure our exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. We also measure VaR, duration of equity, convexity, and the other metrics discussed below.

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

Market Value of Equity Estimation and Market Risk Limit. MVE is the net economic value of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the theoretical market value of our assets and the theoretical market value of our liabilities, net of the theoretical market value of all derivatives.

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

For purposes of measuring this ratio, the BVE is equal to our permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. BVE excludes accumulated other comprehensive loss. At December 31, 2014, our MVE was $3.5 billion and our BVE was $3.6 billion. At December 31, 2013, our MVE was $4.2 billion and our BVE was $4.3 billion. Our ratio of MVE to BVE was 97.1 percent at December 31, 2014, compared with 97.5 percent at December 31, 2013.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 100 percent with an associated management action trigger of 102 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2014, and December 31, 2013, that ratio was 129.3 percent and 119.4 percent, respectively.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR stress scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992.

The table below presents the historical simulation VaR estimate as of December 31, 2014, and December 31, 2013, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	December 31, 2014		December 31, 2013
Confidence Level	% of MVE (2)	$ million	% of MVE (2)	$ million
50%	0.09%	$3.2	(0.12)%	$(5.0)
75%	0.32	11.1	0.46	19.1
95%	1.10	38.5	1.64	68.8
99%	2.15	75.6	3.27	136.9
_______________________

(1)
To be consistent with FHFA guidance, we have excluded VaR stress scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)	Loss exposure is expressed as a percentage of base MVE.

The following table outlines our VaR exposure to the 99th percentile, consistent with FHFA regulations, over 2014 and 2013.
Value-at-Risk 99th Percentile (dollars in millions)

	2014	2013
Year ending December 31	$75.6	$136.9
Average VaR for year ending December 31	84.4	115.7
Maximum month-end VaR during the year ending December 31	103.4	164.1
Minimum month-end VaR during the year ending December 31	71.1	61.0

Our risk-management policy requires that VaR not exceed $275.0 million and an associated management action trigger of $225.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' Risk Committee of such breach. We complied with our VaR limit at all times during the year ended December 31, 2014.

Duration of Equity. Another measure of risk that we use is duration of equity. Duration of equity measures the percentage change to shareholder value due to movements in interest rates. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and a depreciation in shareholder value for increasing rate environments. We have established a limit of +/- 4.0 years for duration of equity with an associated management action trigger of +/- 3.5 years based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Our policies require us to notify our board of directors' Risk Committee of such breach. We did not breach this limit in 2014.

As of December 31, 2014, our duration of equity was +0.01 years, compared with +0.88 years at December 31, 2013.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in millions).

	December 31, 2014
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,512	$3,465	$3,486	$3,507	$3,487	$3,400	$3,273
Percent change in MVE from base	0.1%	(1.2)%	(0.6)%	—%	(0.6)%	(3.1)%	(6.7)%
MVE/BVE	97.2%	95.9%	96.5%	97.1%	96.5%	94.1%	90.6%
MVE/Par Stock	129.5%	127.8%	128.6%	129.3%	128.6%	125.4%	120.7%
Duration of Equity	+1.39 years	+0.37 years	-0.67 years	+0.01 years	+1.63 years	+3.15 years	+4.11 years
Return on Regulatory Capital less 3-month LIBOR (2)	3.1%	2.9%	3.0%	3.2%	2.8%	2.4%	1.8%
Net income percent change from base	(16.3)%	(21.0)%	(19.2)%	—%	19.0%	34.8%	47.4%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for December 31, 2014, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities.

	December 31, 2013
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$4,223	$4,245	$4,211	$4,189	$4,135	$4,042	$3,930
Percent change in MVE from base	0.8%	1.3%	0.5%	—%	(1.3)%	(3.5)%	(6.2)%
MVE/BVE	98.3%	98.8%	98.0%	97.5%	96.2%	94.1%	91.5%
MVE/Par Stock	120.4%	121.0%	120.1%	119.4%	117.9%	115.2%	112.0%
Duration of Equity	+0.14 years	+0.14 years	+0.43 years	+0.88 years	+1.86 years	+2.54 years	+2.94 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.6%	2.8%	2.6%	2.8%	2.6%	2.2%	1.7%
Net Income percent change from base	(16.0)%	(12.0)%	(17.5)%	—%	24.0%	42.4%	59.9%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for December 31, 2013, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities.

Convexity Management Action Trigger and Limit. We measure the convexity of our MVE and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent in an up or down 200 basis point parallel rate shock scenario. Our policies require management to notify the board of director’s Risk Committee if the limit is breached. As per the percent change in MVE lines in the above tables, we satisfied the limit at each of December 31, 2014, and December 31, 2013.

MPF Portfolio Management Action Trigger of 25 Percent of Our VaR Limit. We have established a management action trigger for VaR exposure from our investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of our overall VaR limit. While we seek to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and our funding curves. This management action trigger was $68.8 million at December 31, 2014, based on our overall VaR limit of $275.0 million. Our actual MPF portfolio VaR exposure at December 31, 2014, was $49.6 million, compared with $87.0 million as of December 31, 2013.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in interest rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities, are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes, greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration shorter than our liabilities. Our duration gap was +0.01 months at December 31, 2014, compared with +0.98 months at December 31, 2013.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential, additional other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where our projected return on regulatory capital would fall below three-month LIBOR over the following 12-month horizon in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2014, and December 31, 2013, showed that in the worst-case scenario, our return on regulatory capital falls to 184 basis points and 173 basis points, respectively, above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 6.3 percent as of December 31, 2014, compared with 9.3 percent as of December 31, 2013.
Our economic capital ratio was not below 4.0 percent at any time during the year ended December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2014, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Boston:

In our opinion, the accompanying statements of condition and the related statements of operations, comprehensive income, capital, and cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2014, and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Boston, Massachusetts
March 23, 2015

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$1,124,536	$641,033
Interest-bearing deposits	163	195
Securities purchased under agreements to resell	5,250,000	3,750,000
Federal funds sold	2,550,000	850,000
Investment securities:
Trading securities	244,969	247,174
Available-for-sale securities - includes $641 and $3,381 pledged as collateral at December 31, 2014 and 2013, respectively that may be repledged	5,481,978	3,995,310
Held-to-maturity securities - includes $66,279 and $65,996 pledged as collateral at December 31, 2014 and 2013, respectively that may be repledged (a)	3,352,189	4,138,661
Total investment securities	9,079,136	8,381,145
Advances	33,482,074	27,516,678
Mortgage loans held for portfolio, net of allowance for credit losses of $2,012 and $2,221 at December 31, 2014 and 2013, respectively	3,483,948	3,368,476
Accrued interest receivable	77,411	83,458
Premises, software, and equipment, net	3,951	4,108
Derivative assets, net	14,548	4,318
Other assets	40,910	38,665
Total Assets	$55,106,677	$44,638,076
LIABILITIES
Deposits
Interest-bearing	$345,561	$498,675
Non-interest-bearing	23,770	18,890
Total deposits	369,331	517,565
Consolidated obligations (COs):
Bonds	25,505,774	23,465,906
Discount notes	25,309,608	16,060,781
Total consolidated obligations	50,815,382	39,526,687
Mandatorily redeemable capital stock	298,599	977,348
Accrued interest payable	91,225	83,386
Affordable Housing Program (AHP) payable	66,993	62,591
Derivative liabilities, net	558,889	608,152
Other liabilities	28,472	24,602
Total liabilities	52,228,891	41,800,331
Commitments and contingencies (Note 19)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,131 shares and 25,305 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,413,114	2,530,471
Retained earnings:
Unrestricted	764,888	681,978
Restricted	136,770	106,812
Total retained earnings	901,658	788,790
Accumulated other comprehensive loss	(436,986)	(481,516)
Total capital	2,877,786	2,837,745
Total Liabilities and Capital	$55,106,677	$44,638,076
_______________________________________
(a)   Fair values of held-to-maturity securities were $3,710,815 and $4,499,441 at December 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Years Ended December 31,
	2014	2013	2012
INTEREST INCOME
Advances	$227,308	$228,825	$290,604
Prepayment fees on advances, net	9,060	23,508	65,804
Securities purchased under agreements to resell	3,048	2,388	9,383
Federal funds sold	3,560	1,625	2,101
Trading securities	9,395	9,559	10,101
Available-for-sale securities	66,516	63,005	69,674
Held-to-maturity securities	112,636	123,416	145,619
Prepayment fees on investments	1,485	6,198	535
Mortgage loans held for portfolio	125,600	128,232	136,356
Other	11	4	6
Total interest income	558,619	586,760	730,183
INTEREST EXPENSE
Consolidated obligations - bonds	320,976	318,174	404,996
Consolidated obligations - discount notes	15,461	6,952	11,641
Deposits	67	19	60
Mandatorily redeemable capital stock	8,819	5,754	1,035
Other borrowings	4	6	3
Total interest expense	345,327	330,905	417,735
NET INTEREST INCOME	213,292	255,855	312,448
Provision (reduction of provision) for credit losses	61	(1,954)	(3,127)
NET INTEREST INCOME AFTER PROVISION (REDUCTION OF PROVISION) FOR CREDIT LOSSES	213,231	257,809	315,575
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(1,771)	(181)	(14,283)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	192	(2,385)	7,110
Net other-than-temporary impairment losses on investment securities, credit portion	(1,579)	(2,566)	(7,173)
Litigation settlements	22,000	53,305	2,317
Loss on early extinguishment of debt	(3,068)	(5,148)	(23,474)
Service fees	7,159	6,586	6,074
Net unrealized gains (losses) on trading securities	972	(13,190)	7,087
Net (losses) gains on derivatives and hedging activities	(4,685)	7,440	(7,493)
Other	(964)	(2,983)	554
Total other income (loss)	19,835	43,444	(22,108)
OTHER EXPENSE
Compensation and benefits	36,729	36,628	34,977
Other operating expenses	20,818	19,591	18,541
Federal Housing Finance Agency (the FHFA)	2,980	3,181	4,513
Office of Finance	2,760	2,549	2,708
Other	2,368	2,768	2,544
Total other expense	65,655	64,717	63,283
INCOME BEFORE ASSESSMENTS	167,411	236,536	230,184
AHP	17,623	24,229	23,122
NET INCOME	$149,788	$212,307	$207,062

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2014, 2013, and 2012 (dollars in thousands)
	For the Year Ended December 31,
	2014	2013	2012
Net income	$149,788	$212,307	$207,062
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	28,142	(79,122)	25,917
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified (from) to non-interest income	(192)	2,385	(7,110)
Accretion of noncredit portion	49,178	57,862	72,931
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	48,986	60,247	65,821
Net unrealized (losses) gains relating to hedging activities
Unrealized (losses) gains	(38,502)	13,419	(32,733)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	8,668	14	14
Total net unrealized (losses) gains relating to hedging activities	(29,834)	13,433	(32,719)
Pension and postretirement benefits	(2,764)	546	(1,228)
Total other comprehensive income (loss)	44,530	(4,896)	57,791
Comprehensive income	$194,318	$207,411	$264,853

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2014, 2013, and 2012 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2011	36,253	$3,625,348	$375,158	$22,939	$398,097	$(534,411)	$3,489,034
Proceeds from sale of capital stock	683	68,243					68,243
Repurchase of capital stock	(2,374)	(237,412)					(237,412)
Shares reclassified to mandatorily redeemable capital stock	(10)	(1,014)					(1,014)
Comprehensive income			165,650	41,412	207,062	57,791	264,853
Cash dividends on capital stock			(17,605)		(17,605)		(17,605)
BALANCE, DECEMBER 31, 2012	34,552	3,455,165	523,203	64,351	587,554	(476,620)	3,566,099
Proceeds from sale of capital stock	2,098	209,839					209,839
Repurchase of capital stock	(2,750)	(275,011)					(275,011)
Shares reclassified to mandatorily redeemable capital stock	(8,595)	(859,522)					(859,522)
Comprehensive income			169,846	42,461	212,307	(4,896)	207,411
Cash dividends on capital stock			(11,071)		(11,071)		(11,071)
BALANCE, DECEMBER 31, 2013	25,305	2,530,471	681,978	106,812	788,790	(481,516)	2,837,745
Proceeds from sale of capital stock	2,039	203,882					203,882
Repurchase of capital stock	(2,664)	(266,347)					(266,347)
Shares reclassified to mandatorily redeemable capital stock	(549)	(54,892)					(54,892)
Comprehensive income			119,830	29,958	149,788	44,530	194,318
Cash dividends on capital stock			(36,920)		(36,920)		(36,920)
BALANCE, DECEMBER 31, 2014	24,131	$2,413,114	$764,888	$136,770	$901,658	$(436,986)	$2,877,786

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$149,788	$212,307	$207,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(69,567)	(52,782)	(17,874)
Provision (reduction of provision) for credit losses	61	(1,954)	(3,127)
Change in net fair-value adjustments on derivatives and hedging activities	(41,025)	(1,899)	104,657
Net other-than-temporary impairment losses on investment securities, credit portion	1,579	2,566	7,173
Loss on early extinguishment of debt	3,068	5,148	23,474
Other adjustments	194	670	(414)
Net change in:
Market value of trading securities	(972)	13,190	(7,087)
Accrued interest receivable	6,044	16,946	16,113
Other assets	3,615	(3,031)	1,268
Accrued interest payable	7,839	(12,970)	(14,428)
Other liabilities	4,354	16,026	17,281
Total adjustments	(84,810)	(18,090)	127,036
Net cash provided by operating activities	64,978	194,217	334,098

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(43,191)	(2,279)	(15)
Securities purchased under agreements to resell	(1,500,000)	265,000	2,885,000
Federal funds sold	(1,700,000)	(250,000)	1,670,000
Premises, software, and equipment	(1,756)	(1,619)	(1,741)
Trading securities:
Proceeds from long-term	3,177	13,929	6,957
Available-for-sale securities:
Proceeds from long-term	1,298,755	1,767,583	1,604,039
Purchases of long-term	(2,676,090)	(739,317)	(1,615,479)
Held-to-maturity securities:
Proceeds from long-term	863,763	1,335,016	1,320,633
Advances to members:
Proceeds	287,664,979	222,580,630	153,743,070
Disbursements	(293,721,805)	(229,520,657)	(149,439,369)
Mortgage loans held for portfolio:
Proceeds	425,114	707,309	853,382
Purchases	(555,520)	(617,971)	(1,243,059)
Proceeds from sale of foreclosed assets	8,146	11,972	9,408
Net cash (used in) provided by investing activities	(9,934,428)	(4,450,404)	9,792,826

FINANCING ACTIVITIES
Net change in deposits	(146,802)	(75,860)	(78,217)
Net payments on derivatives with a financing element	(17,653)	(18,756)	(31,807)
Net proceeds from issuance of consolidated obligations:
Discount notes	127,396,166	62,164,153	116,545,038

Bonds	11,962,889	6,560,509	11,306,531
Bonds transferred from other Federal Home Loan Banks (the FHLBanks)	—	80,135	427,909
Payments for maturing and retiring consolidated obligations:
Discount notes	(118,148,757)	(54,742,653)	(122,558,485)
Bonds	(9,859,853)	(9,136,984)	(15,409,688)
Proceeds from issuance of capital stock	203,882	209,839	68,243
Payments for redemption of mandatorily redeemable capital stock	(733,641)	(98,037)	(12,580)
Payments for repurchase of capital stock	(266,347)	(275,011)	(237,412)
Cash dividends paid	(36,931)	(11,060)	(17,605)
Net cash provided by (used in) financing activities	10,352,953	4,656,275	(9,998,073)
Net increase in cash and due from banks	483,503	400,088	128,851
Cash and due from banks at beginning of the year	641,033	240,945	112,094
Cash and due from banks at end of the year	$1,124,536	$641,033	$240,945
Supplemental disclosures:
Interest paid	$414,950	$418,173	$495,601
AHP payments	$12,012	$11,077	$5,415
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$8,455	$9,499	$13,488

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Background Information

We are a federally chartered corporation and one of 12 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. We provide a readily available, competitively priced source of funds to our members and certain nonmember institutions located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs) and insurance companies with their principal places of business in New England and engaged in residential housing finance, may apply for membership. State and local housing authorities (housing associates) that meet certain statutory criteria may also borrow from us. While eligible to borrow, housing associates are not our members and, therefore, are not allowed to hold capital stock. As a cooperative, current and former members own all of our outstanding capital stock and may receive dividends on their investment. We do not have any wholly or partially owned subsidiaries, and we do not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

All members must purchase our stock as a condition of membership, as well as a condition of engaging in certain business activities with us. Capital stock of former members will remain outstanding as long as business activities with those former members exist. See Note 15 — Capital, for a complete description of the capital-stock-purchase requirements.

The FHFA, our primary regulator, was established and became the independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae), effective July 30, 2008, with the passage of the Housing and Economic Recovery Act of 2008, as amended (HERA). Pursuant to HERA, all existing regulations, orders, determinations, and resolutions of the FHLBanks' former regulator, the Federal Housing Finance Board (the Finance Board), remain in effect until modified, terminated, set aside, or superseded by the FHFA Director, any court of competent jurisdiction, or operation of law. In accordance with HERA, the Finance Board was abolished one year after the date of enactment of HERA.

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

The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established to facilitate the issuance and servicing of the FHLBanks' COs and to prepare the combined quarterly and annual financial reports of all the FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), and applicable regulations, COs are backed only by the financial resources of all the FHLBanks and are our primary source of funds. Deposits, other borrowings, and the issuance of capital stock, which is principally held by our current and former members, provide other funds. We primarily use these funds to provide loans, called advances, and other products and also to fund investments. Investments are principally used for liquidity and leverage management. In addition, we offer correspondent services, such as wire-transfer, investment-securities-safekeeping, and settlement services.

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

Fair Value

We determine the fair-value amounts recorded on the statement of condition and in the note disclosures for the periods presented by using available market and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 18 — Fair Values for more information.

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

Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. At December 31, 2014, we had $5.3 billion in securities purchased under agreements to resell. There were no offsetting amounts related to these securities at December 31, 2014.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

These investments provide short-term liquidity and are carried at cost. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that we consider to be of investment quality. Securities purchased under agreements to resell are treated as short-term collateralized loans that are classified as assets in the statement of condition. These securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians, which we have approved. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to provide additional securities in safekeeping in our name in an amount equal to the decrease or remit cash in such amount. If the counterparty defaults on this obligation, we will decrease the dollar value of the resale agreement accordingly. We have not sold or repledged the collateral received on securities purchased under agreements to resell. Securities purchased under agreements to resell averaged $5.0 billion during 2014 and $2.8 billion during 2013, and the maximum amount outstanding at any month-end during 2014 and 2013 was $7.8 billion and $3.8 billion, respectively.

Investment Securities

We classify investments as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are held for liquidity purposes and carried at fair value. We record changes in the fair value of these investments through other income as net unrealized gains (losses) on trading securities. FHFA regulation prohibits trading in or the speculative use of these instruments and limit the credit risks we have from these instruments.

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivatives, or in an economic hedging relationship, are recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities. For available-for-sale securities that have been hedged under fair-value hedge designations, we record the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities.

Held-to-Maturity. We carry at amortized cost certain investments for which we have both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts using the level-yield method, previous other-than-temporary impairment, and accretion of the noncredit portion of other-than-temporary impairment recognized in other comprehensive income (loss).

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

Premiums and Discounts. We amortize premiums and accrete discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated lives of the securities. This method requires a retrospective adjustment of the effective yield each time we change the estimated life, based on actual prepayments received and changes in expected prepayments, as if the new estimate had been known since the original acquisition date of the securities. We estimate prepayment speeds on each individual security using the most recent three months of historical constant prepayment rates, as available, or may subscribe to third-party data services that provide estimates of future cash flows, from which we determine expected asset lives. We amortize premiums and accrete discounts on other investments using the level-yield method to the contractual maturity of the securities.

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

For securities in an unrealized loss position that meet neither of the first two conditions (excluding agency MBS) and for each of our private-label MBS, we perform an analysis to determine if we will recover the entire amortized cost of each of these securities. The present value of the cash flows expected to be collected is compared with the amortized cost of the debt security to determine whether a credit loss exists. If the present value of the cash flows expected to be collected is less than the amortized cost of the debt security, the security is deemed to be other-than-temporarily impaired and the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost and fair value in earnings, only the amount of the impairment representing the credit loss (that is, the credit component) is recognized in earnings, while the amount related to all other factors (that is, the noncredit component) is recognized in other comprehensive income (loss). For a security that is determined to be other-than-temporarily impaired, in the event that the present value of the cash flows expected to be collected is less than the fair value of the security, the credit loss on the security is limited to the amount of that security's unrealized losses.

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

The total other-than-temporary impairment is presented in the statement of operations with an offset for the amount of the noncredit portion of other-than-temporary impairment that is recognized in other comprehensive income (loss). The remaining amount in the statement of operations represents the credit loss for the period.

Accounting for Other-than-Temporary Impairment Recognized in Other Comprehensive Income. For subsequent accounting of other-than-temporarily impaired securities, we record an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit, if any) is determined as the difference between the security's amortized cost less the amount of other-than-temporary impairment recognized in other comprehensive income (loss) prior to the determination of this additional other-than-temporary impairment and its fair value. Any additional credit loss is limited to that security's unrealized losses, or the difference between the security's amortized cost and its fair value as of the statement of condition date. This additional credit loss, up to the amount in other comprehensive income (loss) related to the security, is reclassified out of other comprehensive income (loss) and recognized in earnings. Any credit loss in excess of the amount reclassified out of other comprehensive income (loss) is also recognized in earnings.

Interest Income Recognition. Upon subsequent evaluation of a debt security when there is no additional other-than-temporary impairment, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected future cash flows. This adjusted yield is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows that are deemed significant will change the accretable yield on a prospective basis. For debt securities classified as held-to-maturity, the other-than-temporary impairment recognized in other comprehensive income (loss) is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). The estimated cash flows and accretable yield are re-evaluated each quarter.

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

If a new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to interest income over the life of the modified advance using the level-yield method. This amortization is recorded in advance-interest income. If the modified advance is hedged, changes in fair value are recorded after the amortization of the basis adjustment. This amortization results in offsetting amounts being recorded in net interest income and net (losses) gains on derivatives and hedging activities in other income.

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

Commitment Fees

We record commitment fees for standby letters of credit to members as deferred fee income when received, and amortize these fees on a straight-line basis to service-fees income in other income over the term of the standby letter of credit. Based upon past experience, we believe the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Mortgage Loans Held for Portfolio

We participate in the Mortgage Partnership Finance® (MPF®) program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 9 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2014, all our investments in mortgage loans are held for portfolio. Accordingly, these investments are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from investments initially classified as mortgage loan commitments and the allowance for credit losses on mortgage loans.

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

Other Fees. We record other nonorigination fees in connection with our MPF program activities, such as delivery-commitment-extension fees, pair-off fees, price-adjustment fees, and counterparty fees in connection with the MPF Xtra® product in other income. Delivery-commitment-extension fees are charged when a participating financial institution requests to extend the period of the delivery commitment beyond the original stated expiration. Pair-off fees represent a make-whole provision; they are received when the amount funded under a delivery commitment is less than a certain threshold (under-delivery) of the delivery-commitment amount. Price-adjustment fees are received when the amount funded is greater than a certain threshold (over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are recorded in service fee income. Fees related to over-deliveries represent purchase-price adjustments to the related loans acquired and are recorded as part of the carrying value of the loan. The FHLBank of Chicago pays us a counterparty fee for the costs and expenses of marketing activities for loans originated for sale via the MPF Xtra product.

We offer the MPF Xtra product, which provides our participating financial institutions with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Loans sold under MPF Xtra are first sold to the FHLBank of Chicago (the MPF Provider), which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on our balance sheet and the related credit and market risks are transferred to Fannie Mae. Unlike other MPF products, participating financial institutions under the MPF Xtra product do not provide any credit-enhancement amount and do not receive credit-enhancement fees because the credit risk of such loans is transferred to Fannie Mae. Through a purchase price adjustment, the MPF Provider receives a transaction fee for its master servicing and custodial and administrative activities for such loans from the participating financial institutions, and the MPF Provider pays us a counterparty fee for the costs and expenses of marketing activities for these loans. We indemnify the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the participating financial institution regarding the sold loans. We may, in turn, seek reimbursement from the related participating financial institution in any such circumstance, however, the value of such a reimbursement right may be limited in the event of the related participating financial institution's insolvency.

Mortgage-Loan Participations. We may purchase and sell participations in MPF loans from other FHLBanks from time to time. References to our investments in mortgage loans throughout this report include any participation interests we own.

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

Real Estate Owned

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

Accounting for Fair-Value and Cash-Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair-value or cash-flow hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk are recorded either in earnings in the case of fair-value hedges or other comprehensive income (loss) in the case of cash-flow hedges. Our approaches to hedge accounting are:

•
long-haul hedge accounting, which generally requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items attributable to the hedged risk or forecasted transactions and whether those derivatives may be expected to remain effective in future periods; and

•
short-cut hedge accounting, which can be used for transactions for which the assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest-rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. Beginning in November 2014, to streamline certain operational processes, we voluntarily discontinued the use of short-cut hedge accounting for new hedge relationships entered into after that date; short-cut hedge relationships entered into prior to that date will continue as short-cut hedge relationships until they mature or are terminated.

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

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss), a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item attributable to the hedged risk or the variability in the cash flows of the forecasted transaction) is recorded in other income (loss) as net (losses) gains on derivatives and hedging activities.

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

Discontinuance of Hedge Accounting. We may discontinue hedge accounting prospectively when:

•
we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item attributable to the hedged risk (including hedged items such as firm commitments or forecasted transactions);

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

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2014, and 2013, we had certain advances with embedded features that met the requirement to be separated from the host contract and designate the embedded features as a stand-alone derivative. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 8 — Advances for the fair value of the embedded derivatives.

Premises, Software, and Equipment

We record premises, software, and equipment at cost less accumulated depreciation and amortization and compute depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. We amortize leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. We include gains and losses on disposal of premises, software, and equipment in other income (loss) on the statement of operations. The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. At December 31, 2014, and 2013, we had $1.2 million and $1.6 million, respectively, in unamortized computer software costs.

Accumulated Depreciation and Amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $14.9 million and $13.0 million at December 31, 2014, and 2013, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for premises, software, and equipment was $1.9 million for the years ended December 31, 2014, 2013, and 2012. These amounts include $857,000, $714,000, and $827,000 of amortization of computer software costs for the years ended December 31, 2014, 2013, and 2012, respectively.

Disposal of Premises, Software, and Equipment. There were no realized gains or losses on disposal of premises, software, and equipment in 2014 and 2013. For the year ended December 31, 2012, we had a net realized gain of $4,000 on disposal of premises, software, and equipment.

Consolidated Obligations

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

Mandatorily Redeemable Capital Stock

We reclassify stock subject to redemption from equity to a liability after a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership, since the shares meet the definition of a mandatorily redeemable financial instrument upon such instances. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on mandatorily redeemable capital stock are accrued at the expected dividend rate and reflected as interest expense on the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

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

Restricted Retained Earnings

In 2011, the FHLBanks entered into a joint capital enhancement agreement, as amended (the Joint Capital Agreement). Since the third quarter of 2011, the Joint Capital Agreement has required each FHLBank to contribute 20 percent of its quarterly net income to a separate restricted retained earnings account at that FHLBank until that account balance equals at least one percent of that FHLBank's average balance of outstanding COs for the previous quarter. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition.

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

Office of Finance Expenses

Each FHLBank's proportionate share of Office of Finance operating and capital expenditures has been calculated using a formula based upon the following components: (1) two-thirds based upon each FHLBank's share of total COs outstanding and (2) one-third based upon an equal pro rata allocation.

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

Related-Party Activities

We defined related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. See Note 20 — Transactions with Shareholders for additional information.

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2013 and 2012 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2014.

Subsequent Events

Subsequent events have been evaluated through the date of filing this financial report with the Securities and Exchange Commission. See Note 22 — Subsequent Events for more information.

"Mortgage Partnership Finance", "MPF" and MPF Xtra are registered trademarks of the FHLBank of Chicago.

Note 2 — Recently Issued and Adopted Accounting Guidance

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the Financial Accounting Standards Board (the FASB) issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance becomes effective for us for the interim and annual periods beginning after December 15, 2014, and may be adopted using either the modified retrospective transition method or the prospective transition method. The adoption of the new guidance did not have a material effect on our financial condition, results of operations, or cash flows.
Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and provided guidance on accounting for repurchase financing arrangements. This amendment requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. The guidance will be effective for the first interim or annual period beginning after December 15, 2014. The changes in accounting for transactions outstanding on the effective date are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of the new guidance did not have a material effect on our financial condition, results of operations, or cash flows.

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

The guidance will be effective for the interim and annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The guidance provides entities with the option of using the following two methods upon adoption: a full retrospective method, retrospectively to each prior reporting period presented; or a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are currently assessing the effect that this guidance will have on our financial condition, results of operations, and cash flows.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014, and may be adopted under either the modified retrospective transition method or the prospective transition method. The adoption of the new guidance did not have a material effect on our financial condition, results of operations, and cash flows.

Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other REO, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adversely classifying loans, other REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. The guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adverse classification requirements were implemented as of January 1, 2014, and did not have a material effect on our results of operations or financial condition. The charge-off requirements were implemented on January 1, 2015, and did not have a material effect on our results of operations or financial condition.

Note 3 — Cash and Due from Banks

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $189.9 million and $189.4 million for the years ended December 31, 2014 and 2013, respectively.

Note 4 — Trading Securities

Major Security Types. Our trading securities as of December 31, 2014 and 2013, were (dollars in thousands):

	December 31, 2014	December 31, 2013
MBS
U.S. government-guaranteed – single-family	$12,235	$14,331
GSEs – single-family	2,300	3,486
GSEs – multifamily	230,434	229,357
Total	$244,969	$247,174

Net unrealized gains (losses) on trading securities were as follows:

	For the Years Ended December 31,
	2014	2013	2012

Net unrealized gains (losses) on trading securities held at period-end	$972	$(13,056)	$7,087
Net unrealized losses on trading securities matured during the year	—	(134)	—
Net unrealized gains (losses) on trading securities	$972	$(13,190)	$7,087

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of December 31, 2014, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$472,440	$—	$(24,755)	$447,685
U.S. government-owned corporations	322,436	—	(37,439)	284,997
GSEs	133,748	—	(10,295)	123,453
	928,624	—	(72,489)	856,135
MBS
U.S. government guaranteed – single-family	207,090	375	(1,437)	206,028
U.S. government guaranteed – multifamily	874,817	204	(3,598)	871,423
GSEs – single-family	3,545,070	14,742	(11,420)	3,548,392
	4,626,977	15,321	(16,455)	4,625,843
Total	$5,555,601	$15,321	$(88,944)	$5,481,978
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

Our available-for-sale securities as of December 31, 2013, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$439,098	$—	$(23,963)	$415,135
U.S. government-owned corporations	273,342	—	(34,557)	238,785
GSEs	896,767	2,292	(10,534)	888,525
	1,609,207	2,292	(69,054)	1,542,445
MBS
U.S. government guaranteed – single-family	273,861	416	(2,680)	271,597
U.S. government guaranteed – multifamily	309,506	77	(482)	309,101
GSEs – single-family	1,904,501	5,237	(37,571)	1,872,167
	2,487,868	5,730	(40,733)	2,452,865
Total	$4,097,075	$8,022	$(109,787)	$3,995,310
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

The following table summarizes our available-for-sale securities with unrealized losses as of December 31, 2014, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$447,685	$(24,755)	$447,685	$(24,755)
U.S. government-owned corporations	—	—	284,997	(37,439)	284,997	(37,439)
GSEs	—	—	123,453	(10,295)	123,453	(10,295)
	—	—	856,135	(72,489)	856,135	(72,489)

MBS
U.S. government guaranteed – single-family	—	—	154,665	(1,437)	154,665	(1,437)
U.S. government guaranteed – multifamily	610,470	(3,497)	23,567	(101)	634,037	(3,598)
GSEs – single-family	453,043	(888)	915,354	(10,532)	1,368,397	(11,420)
	1,063,513	(4,385)	1,093,586	(12,070)	2,157,099	(16,455)
Total temporarily impaired	$1,063,513	$(4,385)	$1,949,721	$(84,559)	$3,013,234	$(88,944)
The following table summarizes our available-for-sale securities with unrealized losses as of December 31, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$415,135	$(23,963)	$415,135	$(23,963)
U.S. government-owned corporations	—	—	238,785	(34,557)	238,785	(34,557)
GSEs	—	—	105,644	(10,534)	105,644	(10,534)
	—	—	759,564	(69,054)	759,564	(69,054)
MBS
U.S. government guaranteed – single-family	211,044	(2,680)	—	—	211,044	(2,680)
U.S. government guaranteed – multifamily	164,407	(482)	—	—	164,407	(482)
GSEs – single-family	1,383,396	(37,571)	—	—	1,383,396	(37,571)
	1,758,847	(40,733)	—	—	1,758,847	(40,733)
Total temporarily impaired	$1,758,847	$(40,733)	$759,564	$(69,054)	$2,518,411	$(109,787)

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at December 31, 2014 and 2013, were (dollars in thousands):

	December 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$780,589	$782,881
Due after one year through five years	—	—	—	—
Due after five years through 10 years	—	—	—	—
Due after 10 years	928,624	856,135	828,618	759,564
	928,624	856,135	1,609,207	1,542,445
MBS (1)	4,626,977	4,625,843	2,487,868	2,452,865
Total	$5,555,601	$5,481,978	$4,097,075	$3,995,310
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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for our available-for-sale securities (dollars in thousands):

	December 31, 2014	December 31, 2013
Amortized cost of available-for-sale securities other than MBS:
Fixed-rate	$928,624	$1,609,207

Amortized cost of available-for-sale MBS:
Fixed-rate	3,136,075	1,789,311
Variable-rate	1,490,902	698,557
	4,626,977	2,487,868
Total	$5,555,601	$4,097,075

Note 6 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of December 31, 2014, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$5,777	$—	$5,777	$360	$—	$6,137
State or local housing-finance-agency obligations (HFA securities)	178,387	—	178,387	30	(18,136)	160,281
	184,164	—	184,164	390	(18,136)	166,418
MBS
U.S. government guaranteed – single-family	20,399	—	20,399	487	—	20,886
U.S. government guaranteed – multifamily	115,712	—	115,712	298	(6)	116,004
GSEs – single-family	1,420,801	—	1,420,801	40,518	(157)	1,461,162
GSEs – multifamily	542,130	—	542,130	29,949	—	572,079
Private-label – residential	1,327,967	(275,158)	1,052,809	319,306	(13,957)	1,358,158
Asset-backed securities (ABS) backed by home equity loans	16,958	(784)	16,174	856	(922)	16,108
	3,443,967	(275,942)	3,168,025	391,414	(15,042)	3,544,397
Total	$3,628,131	$(275,942)	$3,352,189	$391,804	$(33,178)	$3,710,815

Our held-to-maturity securities as of December 31, 2013, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$8,503	$—	$8,503	$682	$—	$9,185
HFA securities	183,625	—	183,625	30	(19,598)	164,057
GSEs	67,504	—	67,504	160	—	67,664
	259,632	—	259,632	872	(19,598)	240,906
MBS
U.S. government guaranteed – single-family	27,767	—	27,767	644	—	28,411
U.S. government guaranteed – multifamily	213,144	—	213,144	883	—	214,027
GSEs – single-family	1,773,905	—	1,773,905	45,472	(360)	1,819,017
GSEs – multifamily	700,348	—	700,348	38,683	—	739,031
Private-label – residential	1,465,379	(323,989)	1,141,390	312,228	(17,595)	1,436,023
ABS backed by home equity loans	23,414	(939)	22,475	986	(1,435)	22,026
	4,203,957	(324,928)	3,879,029	398,896	(19,390)	4,258,535
Total	$4,463,589	$(324,928)	$4,138,661	$399,768	$(38,988)	$4,499,441

The following table summarizes our held-to-maturity securities with unrealized losses as of December 31, 2014, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$14,850	$(150)	$139,544	$(17,986)	$154,394	$(18,136)

MBS
U.S. government guaranteed - multifamily	9,282	(6)	—	—	9,282	(6)
GSEs – single-family	—	—	38,121	(157)	38,121	(157)
Private-label – residential	80,439	(1,028)	544,369	(45,104)	624,808	(46,132)
ABS backed by home equity loans	206	(3)	14,641	(1,074)	14,847	(1,077)
	89,927	(1,037)	597,131	(46,335)	687,058	(47,372)
Total	$104,777	$(1,187)	$736,675	$(64,321)	$841,452	$(65,508)

The following table summarizes our held-to-maturity securities with unrealized losses as of December 31, 2013, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$157,752	$(19,598)	$157,752	$(19,598)

MBS
GSEs – single-family	35,723	(144)	42,229	(216)	77,952	(360)
Private-label – residential	34,910	(317)	910,016	(72,461)	944,926	(72,778)
ABS backed by home equity loans	—	—	20,418	(1,586)	20,418	(1,586)
	70,633	(461)	972,663	(74,263)	1,043,296	(74,724)
Total	$70,633	$(461)	$1,130,415	$(93,861)	$1,201,048	$(94,322)

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at December 31, 2014, and 2013, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	December 31, 2014			December 31, 2013
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$150	$150	$150	$67,504	$67,504	$67,664
Due after one year through five years	9,369	9,369	9,751	2,794	2,794	2,984
Due after five years through 10 years	17,115	17,115	16,973	27,229	27,229	27,427
Due after 10 years	157,530	157,530	139,544	162,105	162,105	142,831
	184,164	184,164	166,418	259,632	259,632	240,906
MBS (2)	3,443,967	3,168,025	3,544,397	4,203,957	3,879,029	4,258,535
Total	$3,628,131	$3,352,189	$3,710,815	$4,463,589	$4,138,661	$4,499,441
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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity (dollars in thousands):

	December 31, 2014	December 31, 2013
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$11,634	$82,527
Variable-rate	172,530	177,105
	184,164	259,632
Amortized cost of held-to-maturity MBS:
Fixed-rate	1,176,474	1,593,361
Variable-rate	2,267,493	2,610,596
	3,443,967	4,203,957
Total	$3,628,131	$4,463,589

Note 7 — Other-Than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities for other-than-temporary impairment each quarter.

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at December 31, 2014. At December 31, 2014, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These unrealized losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of December 31, 2014:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of December 31, 2014, are expected to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

•
Debentures issued by U.S. government-owned corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated at the same level as the U.S. government by the NRSROs. These ratings reflect the U.S. government's implicit support of the government-owned corporation as well as the entity's underlying business and financial risk.

•	The probability of default on debt issued by Fannie Mae and Freddie Mac is remote given their status as GSEs and their support from the U.S. government.

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of December 31, 2014, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and to illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of December 31, 2014, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at December 31, 2014.

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

In accordance with related guidance from the FHFA, we have contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying our other-than-temporary impairment decisions in certain instances. In the event that neither the FHLBank of San Francisco nor the FHLBank of Chicago has the ability to model a particular MBS that we own, we project the expected cash flows for that security based on our expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including, but not limited to, loan-level data for each security and modeling variable expectations for securities similar in nature to securities modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. We form our expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data. Specifically, we have contracted with the FHLBank of San Francisco to perform cash-flow analyses for our residential private-label MBS other than subprime private-label MBS, and with the FHLBank of Chicago to perform cash-flow analyses for our subprime private-label MBS.

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The OTTI Governance Committee developed a short-term housing price forecast, with projected changes ranging from a decrease of 4.0 percent to an increase of 7.0 percent over the 12- month period beginning October 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 1.0 percent to an increase of 6.0 percent. Thereafter, we have projected a unique recovery path for each relevant geographic area based on an internally developed framework derived from historical data.

The month-by-month projections of future loan level performance are derived from the first model to determine projected prepayments, defaults, and loss severities. These projections are then input into a second model that allocates the cash flows and losses among the various classes in the securitization structure in accordance with the cash-flow and loss-allocation rules prescribed by the securitization structure. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2014, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A Private-label residential MBS (1)
2007	$60,375	6.5%	53.0%	45.0%	9.4%
2006	64,374	8.6	42.6	44.9	6.1
2005	17,102	7.7	25.0	39.0	35.7
2004 and prior	3,794	13.1	15.7	10.9	5.6
Total	$145,645	7.6%	44.3%	42.9%	11.3%
_______________________

(1)
Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through December 31, 2014 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	December 31, 2014
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$58,548	$50,272	$39,479	$50,972
Private-label residential MBS – Alt-A	1,440,361	1,051,888	787,524	1,095,293
ABS backed by home equity loans – Subprime	4,266	3,810	3,026	3,882
Total other-than-temporarily impaired securities	$1,503,175	$1,105,970	$830,029	$1,150,147
_______________________

(1)
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

	For the Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$603,786	$631,330	$633,488
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	74	—	1
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	1,505	2,566	7,172
Reductions:
Securities matured during the year(2)	(684)	(10,397)	—
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(3)	(36,028)	(19,713)	(9,331)
Balance at end of year	$568,653	$603,786	$631,330
_______________________

(1)
For the years ended December 31, 2014, 2013, and 2012, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2014, 2013, and 2012.

(2)	Represents reductions related to securities having reached final maturity during the period and, therefore, are no longer held by us at the end of the period.

(3)	Represents amounts accreted as interest income during the current period.

Note 8 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or even longer with the approval of our credit committee. At both December 31, 2014, and 2013, we had advances outstanding with interest rates ranging from (0.22) percent to 8.37 percent, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$19,863	0.44%	$9,287	0.43%
Due in one year or less	20,561,912	0.41	15,413,949	0.50
Due after one year through two years	4,114,587	1.63	2,025,840	1.99
Due after two years through three years	3,564,747	2.68	2,875,074	2.26
Due after three years through four years	2,299,457	2.16	3,116,119	2.89
Due after four years through five years	1,087,673	2.11	2,156,717	2.21
Thereafter	1,626,475	2.98	1,614,278	2.98
Total par value	33,274,714	1.11%	27,211,264	1.35%
Premiums	32,887		49,447
Discounts	(18,549)		(20,290)
Market value of bifurcated derivatives (1)	1,467		892
Hedging adjustments	191,555		275,365
Total	$33,482,074		$27,516,678
_________________________

(1)	At December 31, 2014, and 2013, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as a stand-alone derivative.

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At December 31, 2014, and 2013, we had putable advances outstanding totaling $2.3 billion and $2.6 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	December 31, 2014	December 31, 2013
Overdrawn demand-deposit accounts	$19,863	$9,287
Due in one year or less	22,737,137	17,778,624
Due after one year through two years	3,767,187	1,938,590
Due after two years through three years	2,155,922	2,477,674
Due after three years through four years	1,931,707	1,619,094
Due after four years through five years	1,036,423	1,824,967
Thereafter	1,626,475	1,563,028
Total par value	$33,274,714	$27,211,264

We also offer callable advances that provide borrowers with the right to repay, on predetermined option exercise dates, the advance prior to maturity without incurring prepayment or termination fees (callable advances). If the call option is exercised, replacement funding may be available. At December 31, 2014, and 2013, we had callable advances outstanding totaling $30.0 million and $30.5 million, respectively.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	December 31, 2014	December 31, 2013
Fixed-rate
Due in one year or less	$15,546,613	$14,151,949
Due after one year	11,689,938	11,427,028
Total fixed-rate	27,236,551	25,578,977

Variable-rate
Due in one year or less	5,035,163	1,271,287
Due after one year	1,003,000	361,000
Total Variable-rate	6,038,163	1,632,287
Total par value	$33,274,714	$27,211,264

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At December 31, 2014 and 2013, we had $10.7 billion and $7.8 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to three borrowers at both December 31, 2014, and 2013, representing 32.0 percent and 28.6 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

Prepayment Fees. We record prepayment fees received from borrowers on certain prepaid advances net of any associated basis adjustments related to hedging activities on those advances and net of deferred prepayment fees on advance prepayments considered to be loan modifications. Additionally, for certain advances products, the prepayment-fee provisions of the advance agreement could result in either a payment from the borrower or to the borrower when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment fee provision are hedged with derivatives containing offsetting terms, so that we are financially indifferent to the borrower's decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of operations.

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

For the years ended December 31, 2014, 2013, and 2012, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	2014	2013	2012
Prepayment fees received from borrowers	$18,215	$47,790	$118,376
Less: hedging fair-value adjustments on prepaid advances	(2,548)	(21,092)	(59,508)
Less: net premiums associated with prepaid advances	(3,948)	(4,424)	(2,815)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(2,659)	(5,611)	(6,388)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	6,845	16,139
Net prepayment fees recognized in income	$9,060	$23,508	$65,804

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

The following table presents certain characteristics of these investments (dollars in thousands):

	December 31, 2014	December 31, 2013
Real estate
Fixed-rate 15-year single-family mortgages	$570,663	$595,319
Fixed-rate 20- and 30-year single-family mortgages	2,852,669	2,717,973
Premiums	62,554	59,154
Discounts	(2,761)	(3,440)
Deferred derivative gains, net	2,835	1,691
Total mortgage loans held for portfolio	3,485,960	3,370,697
Less: allowance for credit losses	(2,012)	(2,221)
Total mortgage loans, net of allowance for credit losses	$3,483,948	$3,368,476

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	December 31, 2014	December 31, 2013
Conventional mortgage loans	$2,997,669	$2,873,935
Government mortgage loans	425,663	439,357
Total par value	$3,423,332	$3,313,292

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

Secured Member Credit Products

We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower, an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to eligible borrowers in accordance with the FHLBank Act, FHFA regulations, and other applicable laws. The FHLBank Act requires us to obtain sufficient collateral to secure our credit products. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. We accept certain investment securities, residential mortgage loans, deposits, and other assets as collateral. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their Bank capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and our overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We believe our policies appropriately manage our credit risks arising from our credit products.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2014, and 2013, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2014, and 2013, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2014, and 2013.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at December 31, 2014, and 2013. At December 31, 2014, and 2013, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 19 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2014, and 2013. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Conventional Mortgage Loans Held for Portfolio

Our methodology for determining our loan loss reserve consists of estimating loan loss severity using a third-party model incorporating delinquency to default transition performance of the loans, relevant market conditions affecting the performance of the loans, and portfolio level credit protection, particularly credit enhancements, as discussed below under — Credit Enhancements. Our inputs to the third-party model consist of loan-related characteristics, such as credit scores, occupancy statuses, loan-to-value ratios, property types, and locations. We update our view of the loan transition performance and market conditions quarterly and periodically adjust our methodology to reflect the changes in the loans’ performances and the market.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a participating financial institution to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on these loans on an individual loan basis. We may estimate the fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or a property valuation model. The resulting incurred loss is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

Collectively Evaluated Mortgage Loans. We evaluate the credit risk of our investments in conventional mortgage loans for impairment on a collective basis that considers loan-pool-specific attribute data at the master commitment pool level, applies estimated loss severities, and incorporates available credit enhancements to establish our best estimate of probable incurred losses at the reporting date. We do not consider credit-enhancement cash flows that are projected and assessed as not probable of receipt in reducing estimated losses. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 or more days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date. Additionally, for our investments in loans modified under our temporary loan modification plan, on the effective date of a loan modification we measure the present value of expected future cash flows discounted at the loan's effective interest rate and reduce the carrying value of the loan accordingly. See — Troubled Debt Restructurings below for information on our temporary loan modification program and loans that have been discharged pursuant to Chapter 7 bankruptcy.

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

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$32,068	$19,811	$51,879
Past due 60-89 days delinquent	9,834	4,591	14,425
Past due 90 days or more delinquent	37,927	7,467	45,394
Total past due	79,829	31,869	111,698
Total current loans	2,986,749	405,808	3,392,557
Total mortgage loans	$3,066,578	$437,677	$3,504,255
Other delinquency statistics
In process of foreclosure, included above (1)	$13,709	$2,786	$16,495
Serious delinquency rate (2)	1.27%	1.71%	1.32%
Past due 90 days or more still accruing interest	$—	$7,467	$7,467
Loans on nonaccrual status (3)	$38,832	$—	$38,832
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at December 31, 2014 and 2013, and the average recorded investment and interest income recognized on these loans during the years ended December 31, 2014 and 2013 (dollars in thousands).

	As of December 31, 2014			As of December 31, 2013
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$6,679	$6,654	$—	$3,231	$3,223	$—
Individually evaluated impaired mortgage loans with a related allowance	3,097	3,073	544	3,440	3,415	605
Total individually evaluated impaired mortgage loans	$9,776	$9,727	$544	$6,671	$6,638	$605

	For the Years Ended December 31,
	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$5,058	$191	$3,426	$186	$2,021	$120
Individually evaluated impaired mortgage loans with a related allowance	2,913	16	2,346	18	—	—
Total individually evaluated impaired mortgage loans	$7,971	$207	$5,772	$204	$2,021	$120

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2014, and 2013, the amount of first-loss account remaining for losses allocatable to us was $17.1 million and $17.0 million, respectively.

Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance-based credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $3.0 million, $3.0 million, and $3.2 million during the years ended December 31, 2014, 2013, and 2012, respectively.

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

	December 31, 2014	December 31, 2013
Total estimated losses	$3,174	$3,983
Less: estimated losses in excess of the first-loss account, to be absorbed by participating financial institutions	(925)	(1,079)
Less: estimated performance-based credit-enhancement fees available for recapture	(237)	(683)
Net allowance for credit losses	$2,012	$2,221

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2014, 2013, and 2012, as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2014, 2013, and 2012 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	2014	2013	2012
Allowance for credit losses
Balance, beginning of year	$2,221	$4,414	$7,800
Charge-offs	(270)	(333)	(259)
Recoveries	—	94	—
Provision (reduction of provision) for credit losses	61	(1,954)	(3,127)
Balance, end of year	$2,012	$2,221	$4,414
Ending balance, individually evaluated for impairment	$544	$605	$—
Ending balance, collectively evaluated for impairment	$1,468	$1,616	$4,414
Recorded investment, end of year (1)
Individually evaluated for impairment	$9,776	$6,671	$2,752
Collectively evaluated for impairment	$3,056,802	$2,929,590	$3,041,418
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

We also consider troubled debt restructurings to have occurred when a borrower has filed for bankruptcy under Chapter 7 bankruptcy pursuant to which the bankruptcy court has discharged the borrower's obligation to us and the borrower has not reaffirmed the debt, except in certain cases where certain supplemental mortgage insurance policies are held or where all contractual amounts due are still expected to be collected as a result of certain credit enhancements or government guarantees.

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

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring the loss severity rate incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. During the year ended December 31, 2014, we had 31 troubled debt restructurings, and the recorded investment in these troubled debt restructurings post-modification was $3.6 million as of the modification date. During the year ended December 31, 2013, we had five troubled debt restructurings, and the recorded investment in these troubled debt restructurings post-modification was $1.0 million as of the modification date. During the year ended December 31, 2012, we had 13 troubled debt restructurings, and the recorded investment in these troubled debt restructurings post-modification was $2.6 million as of the modification date.

As of December 31, 2014, we had mortgage loans with a recorded investment of $6.7 million that we considered troubled debt restructurings of which $3.1 million were performing and $3.6 million were nonperforming. As of December 31, 2013, we had mortgage loans with a recorded investment of $3.3 million that we considered troubled debt restructurings, of which $2.6 million were performing and $706,000 were nonperforming.

As of December 31, 2014 and 2013, we had troubled debt restructurings with a recorded investment of $159,000 and $86,000, respectively, that resulted from borrowers that filed for Chapter 7 bankruptcy in which the bankruptcy court discharged the borrowers' obligations to us and the borrowers did not reaffirm the debt. We did not record an additional impairment charge or increase our allowance for credit losses since there is sufficient credit-enhancement remaining for the master commitment associated with these loans.

Certain of our investments in conventional mortgage loans modified as troubled debt restructurings within the previous 12 months experienced a payment default. We consider a loan modified as a troubled debt restructuring to be in default if its contractual principal or interest is 60 days or more past due. During the year ended December 31, 2014, we did not have any recorded investments in troubled debt restructurings that were subsequently defaulted. During the years ended December 31, 2013, and 2012, the recorded investment in troubled debt restructurings that subsequently defaulted was $120,000 and $442,000, respectively.

REO. At December 31, 2014 and 2013, we had $4.3 million and $5.3 million, respectively, in assets classified as REO. During the years ended December 31, 2014, 2013, and 2012, we sold REO assets with a recorded carrying value of $8.3 million, $12.1 million, and $10.2 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net losses totaling $377,000 and $3.0 million and net gains totaling $409,000 during the years ended December 31, 2014, 2013, and 2012, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell.

These investments are all short term (less than three months), and they are generally transacted with counterparties that we consider to be of investment quality. We invest in federal funds sold and we only evaluate these investments for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold as of December 31, 2014 and 2013, were repaid according to their contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2014 and 2013.

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

Consistent with FHFA regulations, we enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and achieve our risk-management objectives. FHFA regulation prohibits us from trading in or the speculative use of these derivative instruments. The use of derivatives is an integral part of our financial management strategy. We may enter into derivatives that do not necessarily qualify for hedge accounting.

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

Application of Derivatives

We may use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of our financial instruments, including our advances products, investments, and COs to achieve risk-management objectives. We use derivatives as:

•	a fair-value or cash-flow hedge of a non-derivative financial instrument or a forecasted transaction; and

•
an economic hedge in general asset-liability management where derivatives serve a documented risk-mitigation purpose but do not qualify for hedge accounting. These hedges are primarily used to manage certain mismatches between the coupon features of our assets and liabilities. For example, we use derivatives in our overall interest-rate-risk management to adjust the interest-rate sensitivity of COs to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments, or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.

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

•
Optional Termination Interest-Rate Swaps. In optional termination interest-rate swap, one counterparty has the right, but not the obligation, to terminate the interest-rate swap prior to its stated maturity date. We use optional termination interest-rate swaps to hedge callable CO bonds and putable advances. In each case, we own an option to terminate the hedged item, that is, redeem a callable bond or demand repayment of a putable advance on specified dates, and the counterparty to the optional termination interest-rate swap owns the option to terminate the interest-rate swap on those same dates.

•
Forward-Start Interest-Rate Swaps. A forward-start interest-rate swap is an interest rate swap (as described above) with a deferred effective date. We designate forward-start interest-rate swaps as cash-flow hedges of expected debt issuances.

•
Swaptions. A swaption is an option on an interest-rate swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect us if we are planning to lend or borrow funds in the future against future interest-rate changes. We may enter into both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

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

Types of Assets and Liabilities Hedged

We formally document at inception all relationships between derivatives designated as hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets or liabilities on the statement of condition; firm commitments; or forecasted transactions. We also formally assess (both at the hedge's inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We typically use regression analyses or other statistical or scenario-based analyses to assess the effectiveness of our hedges. We apply hedge accounting to hedges that we deem highly effective and that otherwise meet the hedge-accounting requirements. When we determine that a derivative has not been or is not expected to be effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

With each issuance of a putable advance, we effectively purchase from the related borrower an embedded put option that enables us to terminate a fixed-rate advance on predetermined put dates, and offer, subject to certain conditions, replacement funding at then-current advances rates. We may hedge a putable advance by entering into a derivative that is cancelable by the derivative counterparty, where we pay a fixed-rate coupon and receive a variable-rate coupon. This type of hedge is treated as a fair-value hedge. The swap counterparty would normally exercise its option to cancel the derivative at par on any defined exercise date if interest rates had risen, and at that time, we could, at our option, require immediate repayment of the advance.

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

COs. We may enter into derivatives to hedge (or partially hedge, depending on the risk strategy) the interest-rate risk associated with our specific debt issuances, including using derivatives to change the effective interest-rate sensitivity of debt to better match the characteristics of funded assets. We endeavor to manage the risk arising from changing market prices and volatility of a CO by matching the cash inflow on the derivative with the cash outflow on the CO.

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

In a typical cash-flow hedge of anticipated CO issuance, we may enter into interest-rate swaps for the anticipated issuance of fixed-rate CO bonds to lock in a spread between an earning asset and the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate CO bond. Changes in fair value of the hedging derivative, to the extent that the hedge is effective, will be recorded in accumulated other comprehensive loss and reclassified into earnings in the period or periods during which the cash flows of the fixed-rate CO bond affects earnings (beginning upon issuance and continuing over the life of the CO bond).

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

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$12,579,525	$26,381	$(553,967)	$11,707,590	$33,361	$(568,477)
Forward-start interest-rate swaps	1,096,800	—	(42,209)	1,410,800	2,408	(53,875)
Total derivatives designated as hedging instruments	13,676,325	26,381	(596,176)	13,118,390	35,769	(622,352)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	423,000	31	(19,849)	1,273,500	610	(20,146)
Interest-rate caps or floors	300,000	—	—	300,000	43	—
Mortgage-delivery commitments (1)	26,927	71	(8)	11,056	5	(39)
Total derivatives not designated as hedging instruments	749,927	102	(19,857)	1,584,556	658	(20,185)
Total notional amount of derivatives	$14,426,252			$14,702,946
Total derivatives before netting and collateral adjustments		26,483	(616,033)		36,427	(642,537)
Netting adjustments and cash collateral including related accrued interest (2)		(11,935)	57,144		(32,109)	34,385
Derivative assets and derivative liabilities		$14,548	$(558,889)		$4,318	$(608,152)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $45.5 million and $2.3 million at December 31, 2014, and 2013, respectively. Cash collateral and related accrued interest received was $290,000 at December 31, 2014. There was no cash collateral received at December 31, 2013.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the years ended December 31, 2014, 2013, and 2012 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Derivatives designated as hedging instruments
Interest-rate swaps	$534	$2,125	$622
Cash flow hedge ineffectiveness	(442)	12	(183)
Total net gains related to derivatives designated as hedging instruments	92	2,137	439

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(6,244)	6,848	(9,781)
Interest-rate caps or floors	(43)	(7)	(736)
Mortgage-delivery commitments	1,510	(1,538)	2,585
Total net (losses) gains related to derivatives not designated as hedging instruments	(4,777)	5,303	(7,932)
Net (losses) gains on derivatives and hedging activities	$(4,685)	$7,440	$(7,493)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	For the Year Ended December 31, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$84,157	$(83,810)	$347	$(130,580)
Investments	(98,883)	100,006	1,123	(37,989)
Deposits	(1,143)	1,143	—	1,152
COs – bonds	9,677	(10,613)	(936)	54,356
Total	$(6,192)	$6,726	$534	$(113,061)

	For the Year Ended December 31, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$214,872	$(213,975)	$897	$(149,026)
Investments	144,167	(142,488)	1,679	(38,474)
Deposits	(1,543)	1,543	—	1,580
COs – bonds	(80,712)	80,261	(451)	63,690
Total	$276,784	$(274,659)	$2,125	$(122,230)

	For the Year Ended December 31, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$109,560	$(110,755)	$(1,195)	$(192,918)
Investments	18,136	(16,454)	1,682	(41,028)
Deposits	(1,301)	1,301	—	1,541
COs – bonds	(129,829)	129,964	135	88,668
Total	$(3,434)	$4,056	$622	$(143,737)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The following table presents the gains (losses) recognized in accumulated other comprehensive loss, the gains (losses) reclassified from accumulated other comprehensive loss into income, and the effect of our hedging activities on our net (losses) gains on derivatives and hedging activities in the statement of income for our forward-start interest-rate swaps associated with CO bond hedged items in cash-flow hedge relationships (dollars in thousands).

Derivatives and Hedged Items in Cash Flow Hedging Relationships	(Losses) Gains Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of (Losses) Gains Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	(Losses) Gains Recognized in Net (Losses) Gains on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Year Ended December 31, 2014	$(38,502)	Interest expense	$(8,652)	$(442)
For the Year Ended December 31, 2013	13,419	Interest expense	—	12
For the Year Ended December 31, 2012	(32,733)	Interest expense	—	(183)

For the years ended December 31, 2014, 2013, and 2012, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2014, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is nine years.

As of December 31, 2014, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $23.0 million.

Managing Credit Risk on Derivatives. We are subject to credit risk on our hedging activities due to the risk of nonperformance by nonmember counterparties (including DCOs and their clearing members acting as agent to the DCOs as well as bilateral counterparties) to the derivative agreements. We manage credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies, U.S. Commodity Futures Trading Commission (the CFTC) regulations, and FHFA regulations. All counterparties must execute master-netting agreements prior to entering into any bilateral derivative with us.

Our master-netting agreements for bilateral derivatives contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount (which may be zero) be secured by readily marketable, U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts (when applicable) varies according to the counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service Inc. (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding derivatives transactions with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

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

For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) notifies us of the required initial and variation margin. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to institutional credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin maintained with its clearing members, is substituted for the credit risk exposure of individual counterparties in bilateral derivatives and collateral is posted at least once daily for changes in the value of cleared derivatives through a clearing member.

We have analyzed the rights, rules, and regulations governing our cleared derivatives and determined that those rights, rules, and regulations should result in a net claim through each of our clearing members with the related DCO upon an event of default including a bankruptcy, insolvency or similar proceeding involving the DCO or one of our clearing members, or both. For this purpose, net claim generally means a single net amount reflecting the aggregation of all amounts indirectly owed by us to the relevant DCO and indirectly payable to us from the relevant DCO. Based on this analysis, we are presenting a net derivative receivable or payable for all of our transactions through a particular clearing member with a particular DCO.

Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on bilateral derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all bilateral derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2014, was $558.9 million for which we had delivered collateral with a post-haircut value of $439.8 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain bilateral derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2014 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of December 31, 2014

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$33,224
AA-	A+, A or A-	46,493
A-	below A-	47,639
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $3.8 million could be called by counterparties as of December 31, 2014, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

For cleared derivatives, the DCO determines initial margin requirements. We note that we clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC- registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at December 31, 2014.

Offsetting of Certain Derivatives. We present derivatives, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing members and/or by counterparty.

The following table presents separately the fair value of derivatives meeting or not meeting netting requirements, with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of December 31, 2014 and 2013 (dollars in thousands).

	December 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Bilateral derivatives	$20,083	$(578,073)	$31,271	$(639,372)
Cleared derivatives	6,329	(37,952)	5,151	(3,126)
Total gross recognized amount	26,412	(616,025)	36,422	(642,498)
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(19,481)	19,191	(31,259)	31,259
Cleared derivatives	7,546	37,953	(850)	3,126
Total gross amounts of netting adjustments and cash collateral	(11,935)	57,144	(32,109)	34,385
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	602	(558,882)	12	(608,113)
Cleared derivatives	13,875	1	4,301	—
Total net amounts after netting adjustments and cash collateral	14,477	(558,881)	4,313	(608,113)
Derivatives not meeting netting requirements
Mortgage delivery commitments	71	(8)	5	(39)
Total derivative assets and total derivative liabilities
Bilateral derivatives	602	(558,882)	12	(608,113)
Cleared derivatives	13,875	1	4,301	—
Mortgage delivery commitments	71	(8)	5	(39)
Total derivative assets and total derivative liabilities presented in the statement of condition	14,548	(558,889)	4,318	(608,152)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Bilateral derivatives	—	66,056	—	71,063
Cannot be sold or repledged
Bilateral derivatives	—	392,944	—	420,910
Total non-cash collateral received or pledged, not offset	—	459,000	—	491,973
Net amount
Bilateral derivatives	602	(99,882)	12	(116,140)
Cleared derivatives	13,875	2	4,301	—
Mortgage delivery commitments	71	(8)	5	(39)
Total net amount	$14,548	$(99,888)	$4,318	$(116,179)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2014, and 2013, we had additional net credit exposure of $4.0 million and $7.1 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Deposits at December 31, 2013, include hedging adjustments of $1.1 million. The average interest rates paid on average deposits during 2014 and 2013 was 0.014 percent and 0.003 percent, respectively.

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	December 31, 2014	December 31, 2013
Interest-bearing
Demand and overnight	$340,441	$473,600
Term	—	20,676
Other	5,120	4,399
Noninterest-bearing
Other	23,770	18,890
Total deposits	$369,331	$517,565

The aggregate amount of time deposits with a denomination of $250,000 or more was $20.0 million as of December 31, 2013.

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

Although we are primarily liable for our portion of COs (that is, those issued from which we received issuance proceeds), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all COs. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a CO on behalf of another FHLBank, if that event should occur, FHFA regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the FHFA. If, however, the FHFA determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the FHFA may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding. The FHFA reserves the right to allocate the outstanding liabilities for the COs among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. See Note 19 – Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.

The par values of the FHLBanks' outstanding COs, including COs held by other FHLBanks, were approximately $847.2 billion and $766.8 billion at December 31, 2014 and 2013, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at December 31, 2014 and 2013, by year of contractual maturity (dollars in thousands):

	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$6,675,745	1.41%	$7,646,100	0.99%
Due after one year through two years	5,573,745	1.46	4,454,885	2.07
Due after two years through three years	4,842,570	1.91	2,903,390	1.93
Due after three years through four years	2,392,380	1.77	3,245,980	2.17
Due after four years through five years	2,244,815	1.95	1,651,560	1.85
Thereafter	3,599,085	2.79	3,368,740	2.64
Total par value	25,328,340	1.79%	23,270,655	1.78%
Premiums	199,628		228,753
Discounts	(19,386)		(20,081)
Hedging adjustments	(2,808)		(13,421)
	$25,505,774		$23,465,906
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

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

Our CO bonds outstanding at December 31, 2014 and 2013, included (dollars in thousands):

	December 31, 2014	December 31, 2013
Par value of CO bonds
Noncallable and nonputable	$20,853,340	$20,755,655
Callable	4,475,000	2,515,000
Total par value	$25,328,340	$23,270,655
The following is a summary of the CO bonds for which we were primarily liable at December 31, 2014 and 2013, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	December 31, 2014	December 31, 2013
Due in one year or less	$10,805,745	$10,066,100
Due after one year through two years	4,928,745	4,459,885
Due after two years through three years	4,252,570	2,838,390
Due after three years through four years	2,027,380	3,105,980
Due after four years through five years	1,619,815	1,476,560
Thereafter	1,694,085	1,323,740
Total par value	$25,328,340	$23,270,655

CO bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have the following interest-rate payment terms:

Step-Up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Par value of CO bonds
Fixed-rate	$22,513,340	$19,815,655
Simple variable-rate	1,970,000	2,570,000
Step-up	845,000	885,000
Total par value	$25,328,340	$23,270,655

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2014	$25,309,608	$25,312,040	0.08%
December 31, 2013	$16,060,781	$16,062,000	0.07%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Concessions on COs. Unamortized concessions on COs were $6.4 million and $5.6 million at December 31, 2014 and 2013, respectively, and are included in other assets on the statement of condition. The amortization of these concessions is included in CO interest expense and totaled $2.1 million, $2.9 million, and $4.0 million in 2014, 2013, and 2012, respectively.

Note 14 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants and below-market interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. We accrue this expense monthly based on our net earnings, and the accruals are accumulated into our AHP payable account. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances. We had outstanding principal in AHP advances of $100.5 million and $99.9 million at December 31, 2014 and 2013, respectively.

If we experience a net loss during a quarter, but still have net earnings for the year, our obligation to the AHP would be calculated based on our net earnings for that calendar year. In annual periods where our net earnings are zero or less, our AHP assessment is zero since our required annual contribution is limited to our annual net earnings. If the result of the aggregate 10 percent calculation described above was less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for 2014, 2013, and 2012 was $17.6 million, $24.2 million, and $23.1 million, respectively.

There was no shortfall, as described above, in 2014, 2013, or 2012. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2014, 2013, or 2012.

The following table presents a roll-forward of the AHP liability for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Balance at beginning of year	$62,591	$50,545
AHP expense for the period	17,623	24,229
AHP direct grant disbursements	(12,012)	(11,077)
AHP subsidy for AHP advance disbursements	(1,321)	(1,148)
Return of previously disbursed grants and subsidies	112	42
Balance at end of year	$66,993	$62,591

Note 15 — Capital

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

The FHFA may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

The following tables demonstrate our compliance with our regulatory capital requirements at December 31, 2014 and 2013 (dollars in thousands):

Risk-Based Capital Requirements	December 31, 2014	December 31, 2013

Permanent capital
Class B capital stock	$2,413,114	$2,530,471
Mandatorily redeemable capital stock	298,599	977,348
Retained earnings	901,658	788,790
Total permanent capital	$3,613,371	$4,296,609
Risk-based capital requirement
Credit-risk capital	$414,765	$423,522
Market-risk capital	75,560	136,943
Operations-risk capital	147,097	168,140
Total risk-based capital requirement	$637,422	$728,605
Permanent capital in excess of risk-based capital requirement	$2,975,949	$3,568,004

	December 31, 2014		December 31, 2013
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$637,422	$3,613,371	$728,605	$4,296,609
Total regulatory capital	$2,204,267	$3,613,371	$1,785,523	$4,296,609
Total capital-to-asset ratio	4.0%	6.6%	4.0%	9.6%

Leverage Ratio
Leverage capital	$2,755,334	$5,420,057	$2,231,904	$6,444,913
Leverage capital-to-assets ratio	5.0%	9.8%	5.0%	14.4%

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

Restricted Retained Earnings. Pursuant to the Joint Capital Agreement, and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At December 31, 2014, our total contribution requirement totaled $484.7 million. As of

December 31, 2014 and 2013, restricted retained earnings totaled $136.8 million and $106.8 million, respectively. These restricted retained earnings are not available to pay dividends.

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

At December 31, 2014 and 2013, we had $298.6 million and $977.3 million, respectively, in capital stock subject to mandatory redemption. Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2014, 2013, and 2012, dividends on mandatorily redeemable capital stock of $8.8 million, $5.8 million, and $1.0 million, respectively, were recorded as interest expense.

The following table is a roll-forward of our capital stock that is subject to mandatory redemption during the years ended December 31, 2014, 2013, and 2012 (dollars in thousands).

	2014	2013	2012
Balance at beginning of year	$977,348	$215,863	$227,429
Capital stock subject to mandatory redemption reclassified from capital	54,892	859,522	1,014
Redemption/repurchase of mandatorily redeemable capital stock	(733,641)	(98,037)	(12,580)
Balance at end of year	$298,599	$977,348	$215,863

The number of stockholders holding mandatorily redeemable capital stock was seven, six, and six at each of December 31, 2014, 2013, and 2012, respectively.

Consistent with our capital plan, we are not required to redeem membership stock until the expiration of the redemption-notice period. Furthermore, we are not required to redeem activity-based stock until the later of the expiration of the redemption-notice period or the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity-based asset no longer outstanding, we may repurchase such shares, in our sole discretion, subject to the statutory and regulatory restrictions on excess capital-stock redemption discussed below. The year of redemption in the following table represents the end of the redemption-notice period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the redemption-notice period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding. The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of the redemption-notice period at December 31, 2014 and 2013 (dollars in thousands).

Expiry of Redemption-Notice Period	December 31, 2014	December 31, 2013
Past redemption date (1)	$697	$697
Due in one year or less	—	—
Due after one year through two years	25,383	—
Due after two years through three years	207	116,745
Due after three years through four years	217,420	832
Due after four years through five years	54,892	859,074
Total	$298,599	$977,348
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

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

Beginning on December 8, 2008, we instituted a moratorium on all excess capital stock repurchases to help preserve our capital in the light of the challenges that arose at that time, principally due to our investments in private-label MBS. Effective January 1, 2015, we rescinded the moratorium on excess capital stock repurchases. At December 31, 2014 and 2013, members and nonmembers with capital stock outstanding held excess capital stock totaling $633.0 million and $1.7 billion, respectively, representing approximately 23.3 percent and 48.8 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2014, we had excess capital stock outstanding totaling 1.1 percent of our total assets. For the year ended December 31, 2014, we complied with the FHFA's excess capital stock rule.

The table below presents the partial repurchases of excess capital stock that have been completed during the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

Date of Repurchase	Total Excess Capital Stock Repurchased	Amount Repurchased from Mandatorily Redeemable Capital Stock
July 31, 2014	$499,993	$359,943
May 1, 2014	499,994	373,698
March 11, 2013	299,983	24,973
March 9, 2012	249,982	12,570

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2014. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 19, 2014, the Director of the FHFA notified us that, based on September 30, 2014 financial information, we met the definition of adequately capitalized under the Capital Rule.

Note 16 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(48,560)	$(450,996)	$(32,308)	$(2,547)	$(534,411)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	25,917	—	(32,733)	—	(6,816)
Noncredit other-than-temporary impairment losses	—	(10,931)	—	—	(10,931)
Accretion of noncredit loss	—	72,931	—	—	72,931
Net actuarial loss				(1,702)	(1,702)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	3,821	—	—	3,821
Amortization - hedging activities (2)	—	—	14	—	14
Amortization - pension and postretirement benefits (3)	—	—	—	474	474
Other comprehensive income (loss)	25,917	65,821	(32,719)	(1,228)	57,791
Balance, December 31, 2012	(22,643)	(385,175)	(65,027)	(3,775)	(476,620)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(79,122)	—	13,419	—	(65,703)
Noncredit other-than-temporary impairment losses	—	(63)	—	—	(63)
Accretion of noncredit loss	—	57,862	—	—	57,862
Net actuarial loss				(254)	(254)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,448	—	—	2,448
Amortization - hedging activities (2)	—	—	14	—	14
Amortization - pension and postretirement benefits (3)	—	—	—	800	800
Other comprehensive income (loss)	(79,122)	60,247	13,433	546	(4,896)
Balance, December 31, 2013	(101,765)	(324,928)	(51,594)	(3,229)	(481,516)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	28,142	—	(38,502)	—	(10,360)
Noncredit other-than-temporary impairment losses	—	(1,259)	—	—	(1,259)
Accretion of noncredit loss	—	49,178	—	—	49,178
Net actuarial loss				(3,240)	(3,240)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,067	—	—	1,067
Amortization - hedging activities (4)	—	—	8,668	—	8,668
Amortization - pension and postretirement benefits (3)	—	—	—	476	476
Other comprehensive income (loss)	28,142	48,986	(29,834)	(2,764)	44,530
Balance, December 31, 2014	$(73,623)	$(275,942)	$(81,428)	$(5,993)	$(436,986)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)	Recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $8.7 million recorded in CO bond interest expense and $16,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

Note 17 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our officers and employees. We were not required nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2014, 2013, and 2012.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2013. For the Pentegra Defined Benefit Plan plan years ended June 30, 2013 and 2012, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

The following table sets forth our net pension costs and funded status under the Pentegra Defined Benefit Plan (dollars in thousands):

	For the Years Ended December 31,
	2014		2013		2012
Net pension cost	$2,851		$3,908		$4,367
Pentegra Defined Benefit Plan funded status as of July 1 (1)	111.3%	(2)	101.3%	(3)	108.4%
Our funded status as of July 1 (1)	113.3%		100.1%		106.1%
______________________

(1)
The increase in the funded status from July 1, 2013 to July 1, 2014, of both the Pentegra Defined Benefit Plan as a whole and our funded status, reflects a provision contained in the Highway and Transportation Funding Act of 2014 (HATFA), which was signed into law by President Obama on August 8, 2014, and which modifies the interest rates that had been set by the Moving Ahead for Progress in the 21st Century Act (MAP-21). MAP-21, signed into law by President Obama in 2012, changed the calculation of the discount rate used in measuring the pension plan liability. MAP-21 allows plan sponsors to measure the pension plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension plan liability was based on the 24-month average of interest rates. HATFA amended MAP-21 by extending the time period and reducing the rate at which the 25-year corridors widen. Over time, the pension funding stabilization effect of MAP-21 will decline because the 24-month smoothed segment rates and the amended 25-year corridors are likely to converge.

(2)
The funded status as of July 1, 2014, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2014, through March 15, 2015. Contributions made on or before March 15, 2015, and designated for the plan year ended June 30, 2014, will be included in the final valuation as of July 1, 2014. The final funded status as of July 1, 2014, will not be available until the Form 5500 for the plan year July 1, 2014, through June 30, 2015 is filed. This Form 5500 is due to be filed no later than April 2016.

(3)
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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $5.6 million and $5.1 million at December 31, 2014 and 2013, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust intended to satisfy future benefit obligations which is recorded in other assets on the statement of condition.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$974	$939	$946
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	154	146	104

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of December 31, 2014 and 2013 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Change in benefit obligation (1)
Benefit obligation at beginning of year	$9,069	$7,969	$633	$721
Service cost	551	588	24	33
Interest cost	463	381	32	29
Actuarial loss (gain)	3,169	385	71	(131)
Benefits paid	(644)	(254)	(21)	(19)
Benefit obligation at end of year	12,608	9,069	739	633
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	644	254	21	19
Benefits paid	(644)	(254)	(21)	(19)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(12,608)	$(9,069)	$(739)	$(633)
______________________

(1)	This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

Amounts recognized in other liabilities on the statement of condition for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2014 and 2013, were $13.3 million and $9.7 million, respectively.

Amounts recognized in other comprehensive income for our nonqualified supplemental defined benefit retirement plan and postretirement benefits as of December 31, 2014 and 2013, were (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2014	2013	2014	2013
Net actuarial loss	$5,847	$3,151	$146	$78

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $8.9 million and $5.9 million at December 31, 2014 and 2013, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost
Service cost	$551	$588	$418	$24	$33	$32
Interest cost	463	381	293	32	29	28
Amortization of net actuarial loss	474	788	465	2	12	9
Net periodic benefit cost	1,488	1,757	1,176	58	74	69
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Loss
Amortization of net actuarial loss	(474)	(788)	(465)	(2)	(12)	(9)
Net actuarial loss (gain)	3,169	385	1,657	71	(131)	45
Total recognized in accumulated other comprehensive loss	2,695	(403)	1,192	69	(143)	36
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$4,183	$1,354	$2,368	$127	$(69)	$105

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is $917,000 for our nonqualified supplemental defined benefit retirement plan and $6,000 for our postretirement benefits.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2014 and 2013, were:

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2014	2013	2014	2013
Benefit obligation
Discount rate	3.84%	4.76%	4.03%	5.03%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	4.76%	3.80%	5.03%	4.10%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan as of December 31, 2014, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2014, and solving for the single discount rate that produces the same present value.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2015 other than the payment of benefits.

Estimated future benefit payments for our nonqualified supplemental defined benefit retirement plan and postretirement benefits, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

	Estimated Future Payments
Years	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2015	$157	$15
2016	234	13
2017	313	13
2018	378	14
2019	543	15
2020-2024	3,682	93

Note 18 — Fair Values

The carrying values, fair values, and fair-value hierarchy of our financial instruments at December 31, 2014 and 2013, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	December 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$1,124,536	$1,124,536	$1,124,536	$—	$—	$—
Interest-bearing deposits	163	163	163	—	—	—
Securities purchased under agreements to resell	5,250,000	5,249,941	—	5,249,941	—	—
Federal funds sold	2,550,000	2,549,982	—	2,549,982	—	—
Trading securities(1)	244,969	244,969	—	244,969	—	—
Available-for-sale securities(1)	5,481,978	5,481,978	—	5,481,978	—	—
Held-to-maturity securities(2)	3,352,189	3,710,815	—	2,176,268	1,534,547	—
Advances	33,482,074	33,618,345	—	33,618,345	—	—
Mortgage loans, net	3,483,948	3,612,078	—	3,612,078	—	—
Accrued interest receivable	77,411	77,411	—	77,411	—	—
Derivative assets(1)	14,548	14,548	—	26,483		(11,935)
Other assets (1)	11,200	11,200	5,682	5,518	—	—
Liabilities:
Deposits	(369,331)	(369,330)	—	(369,330)	—	—
COs:
Bonds	(25,505,774)	(25,741,697)	—	(25,741,697)	—	—
Discount notes	(25,309,608)	(25,310,307)	—	(25,310,307)	—	—
Mandatorily redeemable capital stock	(298,599)	(298,599)	(298,599)	—	—	—
Accrued interest payable	(91,225)	(91,225)	—	(91,225)	—	—
Derivative liabilities(1)	(558,889)	(558,889)	—	(616,033)	—	57,144
Other:
Commitments to extend credit for advances	—	430	—	430	—	—
Standby letters of credit	(745)	(745)	—	(745)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

Fair-Value Methodologies and Techniques

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2014 and 2013.

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

As of December 31, 2014, four vendor prices were received for 91.5 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current low level of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2014 and 2013, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities also fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

As an additional step, we reviewed the final fair-value estimates of our private-label MBS holdings as of December 31, 2014, for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our other-than-temporary impairment process. This yield was compared to the implied yield for comparable securities according to price information from dealers and other third-party sources. Significant variances or inconsistencies were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair-value estimate was appropriate.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•
Discount rate assumption. At December 31, 2014 and 2013, we used either the overnight-index swap (OIS) curve or the LIBOR swap curve depending on the terms of the ISDA agreement we have with each derivative counterparty.

•	Forward interest-rate assumption. LIBOR swap curve.

•	Volatility assumption. Market-based expectations of future interest-rate volatility implied from current market prices for similar options.

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

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at December 31, 2014 and 2013, by fair-value hierarchy level (dollars in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$12,235	$—	$—	$12,235
GSEs – single-family MBS	—	2,300	—	—	2,300
GSEs – multifamily MBS	—	230,434	—	—	230,434
Total trading securities	—	244,969	—	—	244,969
Available-for-sale securities:
Supranational institutions	—	447,685	—	—	447,685
U.S. government-owned corporations	—	284,997	—	—	284,997
GSEs	—	123,453	—	—	123,453
U.S. government guaranteed – single-family MBS	—	206,028	—	—	206,028
U.S. government guaranteed – multifamily MBS	—	871,423	—	—	871,423
GSEs – single-family MBS	—	3,548,392	—	—	3,548,392
Total available-for-sale securities	—	5,481,978	—	—	5,481,978
Derivative assets:
Interest-rate-exchange agreements	—	26,412	—	(11,935)	14,477
Mortgage delivery commitments	—	71	—	—	71
Total derivative assets	—	26,483	—	(11,935)	14,548
Other assets	5,682	5,518	—	—	11,200
Total assets at fair value	$5,682	$5,758,948	$—	$(11,935)	$5,752,695
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(616,025)	$—	$57,144	$(558,881)
Mortgage delivery commitments	—	(8)	—	—	(8)
Total liabilities at fair value	$—	$(616,033)	$—	$57,144	$(558,889)
_______________________

(1)
These amounts represent the application of the netting requirements which allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

	December 31, 2013
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$14,331	$—	$—	$14,331
GSEs – single-family MBS	—	3,486	—	—	3,486
GSEs – multifamily MBS	—	229,357	—	—	229,357
Total trading securities	—	247,174	—	—	247,174
Available-for-sale securities:
Supranational institutions	—	415,135	—	—	415,135
U.S. government-owned corporations	—	238,785	—	—	238,785
GSEs	—	888,525	—	—	888,525
U.S. government guaranteed – single-family MBS	—	271,597	—	—	271,597
U.S. government guaranteed – multifamily MBS	—	309,101	—	—	309,101
GSEs – single-family MBS	—	1,872,167	—	—	1,872,167
Total available-for-sale securities	—	3,995,310	—	—	3,995,310
Derivative assets:
Interest-rate-exchange agreements	—	36,422	—	(32,109)	4,313
Mortgage delivery commitments	—	5	—	—	5
Total derivative assets	—	36,427	—	(32,109)	4,318
Other assets	5,197	4,889	—	—	10,086
Total assets at fair value	$5,197	$4,283,800	$—	$(32,109)	$4,256,888
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(642,498)	$—	$34,385	$(608,113)
Mortgage delivery commitments	—	(39)	—	—	(39)
Total liabilities at fair value	$—	$(642,537)	$—	$34,385	$(608,152)
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

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at December 31, 2014 and 2013 (dollars in thousands).

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$23,259	$23,259
REO	—	—	843	843

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,102	$24,102

	December 31, 2013
	Level 1	Level 2	Level 3	Total
REO	$—	$—	$115	$115

Note 19 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2014, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2014 and 2013. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $796.4 billion and $727.5 billion at December 31, 2014 and 2013, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$4,065,555	$125,381	$4,190,936	$2,873,616	$247,399	$3,121,015
Commitments for unused lines of credit - advances (2)	1,255,445	—	1,255,445	1,283,361	—	1,283,361
Commitments to make additional advances	592,430	63,185	655,615	436,954	60,078	497,032
Commitments to invest in mortgage loans	26,927	—	26,927	11,056	—	11,056
Unsettled CO bonds, at par (3)	15,000	—	15,000	36,400	—	36,400
Unsettled CO discount notes, at par	500,000	—	500,000	1,215,000	—	1,215,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2014 and 2013, these amounts totaled $26.2 million and $15.7 million, respectively.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)
We had $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2014. We had no unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2013.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the primary obligor. The original terms of these standby letters of credit range from final expiries in 21 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $745,000 and $562,000 at December 31, 2014 and 2013, respectively.

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

Lease Commitments. We charged to operating expense net rental costs of approximately $2.8 million, $2.7 million, and $2.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Future minimum rentals at December 31, 2014, were as follows (dollars in thousands):

	Equipment	Premises
	Capital Leases	Operating Leases
2015	$47	$2,495
2016	31	2,499
2017	—	2,504
2018	—	2,568
2019	—	2,536
Thereafter	—	10,147
Total minimum lease payments	$78	$22,749

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. We do not expect any such increases to have a material effect on us.

Legal Proceedings. We are subject to various legal proceedings arising in the normal course of business from time to time. We would record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition, results of operations, or cash flows.

Other commitments and contingencies are discussed in Note 8 — Advances, Note 11 — Derivatives and Hedging Activities, Note 13 — Consolidated Obligations, Note 14 — Affordable Housing Program, Note 15 — Capital, and Note 17 — Employee Retirement Plans.

Note 20 — Transactions with Shareholders

We are a cooperative whose members own our capital stock and may receive dividends on their investment in our capital stock. In addition, certain former members and nonmembers that still have outstanding transactions with us are also required to maintain their investment in our capital stock until the transactions mature or are paid off. All advances are issued to members or housing associates, and mortgage loans held for portfolio are generally acquired from our members or housing associates. We also maintain demand-deposit accounts for members and housing associates primarily to facilitate settlement activities that are directly related to advances, mortgage-loan purchases, and other transactions between us and the member or housing associate. In instances where the member has an officer who serves as a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as transactions with all other members.

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2014 and 2013, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at December 31, 2014 and 2013 (dollars in thousands):

As of December 31, 2014	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Citizens Bank, N.A.	$317,502	11.7%	$5,768,096	17.3%	$283	1.0%

As of December 31, 2013	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
Bank of America, N.A.(1)	$857,835	24.5%	$98,370	0.4%	$420	1.4%
Citizens Bank, N.A.	430,077	12.3	2,269,149	8.3	187	0.6
__________________________

(1)	Bank of America, N.A. is a nonmember and its shares of capital stock are classified as mandatorily redeemable capital stock.

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the years ended December 31, 2014, 2013, and 2012 as follows (dollars in thousands):

	For the Years Ended December 31,
Citizens Bank, N.A.	2014	2013	2012
Interest income on advances	$12,800	$1,380	$10,019
Fees on letters of credit	3,753	3,086	1,281

We recognized interest income on outstanding advances and fees on letters of credit from Bank of America, N.A. during the years ended December 31, 2013, and 2012 as follows (dollars in thousands):

	For the Years Ended December 31,
Bank of America, N.A.	2013	2012
Interest income on advances (1)	$5,277	$6,717
Fees on letters of credit	30	31
__________________________

(1)	Includes interest income from advances outstanding to Bank of America Rhode Island, N.A. through the date of its merger with Bank of America, N.A. in April 2013.

We did not receive any prepayment fees from Citizens Bank, N.A. during 2014 and 2013. During 2012, we received prepayment fees of $29,000 from Citizens Bank, N.A. The corresponding principal amount prepaid to us during 2012 was $135,000.

During 2013, we received prepayment fees of $903,000 from Bank of America, N.A. and the corresponding principal amount prepaid to us was $4.2 million. During 2012, we did not receive any prepayment fees from Bank of America, N.A.

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2014	$79,386	2.9%	$918,127	2.8%	$1,227	4.2%
As of December 31, 2013	127,020	3.6	659,333	2.4	1,693	5.6

Note 21 — Transactions with Other FHLBanks

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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. For the years ended December 31, 2014, 2013 and 2012, we recorded $1.6 million, $1.5 million, and $1.3 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the year ended December 31, 2014, there were no transfers of COs between us and other FHLBanks. During the years ended December 31, 2013, and 2012, we assumed debt obligations with a par amount of $70.0 million and $380.0 million, respectively, and a fair value of approximately $80.1 million and $427.9 million, respectively, on the day they were assumed, which had been the obligations of another FHLBank.

Note 22 — Subsequent Events

Effective January 1, 2015, we rescinded our moratorium on excess capital stock repurchases. As a result, through February 28, 2015, we repurchased $249.3 million of excess capital stock, of which $241.3 million was mandatorily redeemable capital stock.

On February 19, 2015, the board of directors declared a cash dividend at an annualized rate of 1.74 percent based on capital stock balances outstanding during the fourth quarter of 2014. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $11.7 million and was paid on March 3, 2015.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2014 and 2013, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.
2014 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2014 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$145,005	$140,101	$136,812	$136,701
Total interest expense	87,933	88,497	86,765	82,132
Net interest income before provision for credit losses	57,072	51,604	50,047	54,569
(Reduction of) provision for credit losses	(233)	373	243	(322)
Net interest income after provision for credit losses	57,305	51,231	49,804	54,891
Net impairment losses on investment securities recognized in income	(411)	(311)	(399)	(458)
Litigation settlements	(12)	17,543	159	4,310
Other (loss) income	(1,721)	553	1,900	(1,318)
Non-interest expense	16,655	15,673	16,373	16,954
Income before assessments	38,506	53,343	35,091	40,471
AHP assessments	3,969	5,470	3,778	4,406
Net income	$34,537	$47,873	$31,313	$36,065

2013 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2013 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$141,031	$139,879	$145,273	$160,577
Total interest expense	80,637	81,476	84,563	84,229
Net interest income before provision for credit losses	60,394	58,403	60,710	76,348
Provision (reduction of provision) for credit losses	240	83	(1,190)	(1,087)
Net interest income after provision for credit losses	60,154	58,320	61,900	77,435
Net impairment losses on investment securities recognized in income	(223)	(1,528)	(394)	(421)
Litigation settlements	52,493	812	—	—
Other income (loss)	855	592	(6,466)	(2,276)
Non-interest expense	18,088	15,784	15,390	15,455
Income before assessments	95,191	42,412	39,650	59,283
AHP assessments	9,886	4,333	4,061	5,949
Net income	$85,305	$38,079	$35,589	$53,334

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2014, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2014, which is included in Item 8 — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2014 and 2015 as follows:

	Number of Member Directorships
State	2015	2014
Connecticut	2	1
Maine	1	1
Massachusetts	3	3
New Hampshire	1	1
Rhode Island	1	1
Vermont	1	1
Total	9	8

The elections for the member directorships for 2014 were completed in the fourth quarter of 2014 and involved elections for one Connecticut member directorship, one New Hampshire member directorship, one Vermont member directorship, and two independent directorships. See — 2014 Director Elections below for additional information on the 2014 election. The Vermont member directorship was filled by the board rather than by member election, in accordance with the Election Regulation, because the nomination process for our Vermont member directorship did not result in a candidate to stand for election. See — Member Director and Member Director Nominee Requirements and Nominations below for additional information.

Director Requirements

Board of director elections are conducted in accordance with applicable law, including the Election Regulation, and our governance documents. Accordingly:

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

Because of the foregoing requirements for member director nominations and elections, we do not know what factors our members considered in nominating candidates for member directorships or in voting to elect our member directors. However, when our board of directors has a vacancy, FHFA regulations require the remaining directors to elect a director to fill the vacancy and, in those instances, we can know what was considered in electing such directors. As noted above, the board elected a candidate, Director Michael R. Tuttle, to fill the Vermont member directorship, because our nomination process in Vermont did not result in a candidate to stand for election. The board elected Director Tuttle following a robust process of inviting all Vermont members to put forward a candidate, conducting telephonic interviews with six interested officers of Vermont members, and conducting in-person interviews with three. The board selected Director Tuttle due to his industry knowledge and broad experience with a complex financial institution, including business management, finance and accounting, strategic planning, and credit and risk management.

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

Our members are permitted to (and we ask them to) identify candidates to be considered for inclusion on the nominee slate for independent directorship, but to be considered for nomination, an individual must submit an application to us. We are required to submit information about nominees for independent directorships to the FHFA for review prior to announcing such nominations. In addition, our board of directors is required by FHFA regulations to consult with the Advisory Council (a council that reviews and advises on our AHP projects) in establishing the independent director nominee slate. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours. Our board of directors has made these determinations for each nominee for independent directorships. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining whom to nominate for independent directorships, the board of directors selected:

•
Joan Carty in 2014 to serve as a public interest director, based on her experience serving as president and chief executive officer of Housing Development Fund, a Stamford, Connecticut-based CDFI that finances multifamily housing, lends directly to low and moderate-income households for first-time purchases, and provides homeownership counseling, homebuyer education, and foreclosure-intervention counseling;

•
Patrick E. Clancy in 2014 to serve as a public interest director, based on his experience as a developer of affordable housing, particularly through his role as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed more than 25,000 affordable housing units over the past 40 years;

•
Cornelius K. Hurley in 2013 to serve as an independent director, based on his legal and banking experience, having served as general counsel of a large regional bank, and as director of the Center for Finance, Law and Policy at Boston University School of Law, in Boston, Massachusetts;

•
Andrew J. Calamare in 2012 to serve as an independent director, based on his significant experience in business, organizational management, legal, bank regulatory, and insurance company matters, as well as experience and involvement in multiple boards of directors that represent consumer or community interests;

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

Separate from the 2014 Director Elections, on May 21, 2014, our board elected Eric Chatman to fill the remainder of a vacant independent directorship created upon the retirement of a former director prior to the end of his elected term. In electing Director Chatman, the board considered his affordable housing experience, particularly through his role as president and executive officer of the Connecticut Housing Finance Authority; his prior FHLBank experience as treasurer of the FHLBank of Des Moines; his private banking experience; and his significant capital markets experience.

Additional information on the backgrounds of our directors, including these independent directors, is available under — Information Regarding Current Directors.

2014 Director Elections

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported on a current report on Form 8-K filed with the SEC on October 24, 2014, as supplemented by Form 8-K/A filed with the SEC on January 12, 2015.

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

Donna L. Boulanger, age 61, has served as president, chief executive officer and trustee of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, since February 2008. Ms. Boulanger also currently serves on the First District Community Depository Institutions Advisory Council of the Federal Reserve Bank of Boston, and on the boards of directors of the Massachusetts Bankers Association and the Depositors Insurance Fund, which is also a Bank member. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2017.

Steven A. Closson (vice chair), age 65, serves as a director of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987 and was promoted to president and chief executive officer and elected to Androscoggin Savings Bank's board of directors in 1991. He retired from that position on December 31, 2011. Mr. Closson has served as a director of the Bank since January 1, 2004, and his current term will conclude on December 31, 2015.

Stephen G. Crowe, age 64, serves as a director of MountainOne Bank and a trustee of MountainOne Financial, its holding company. Mr. Crowe is a Massachusetts certified public accountant. From 2002 to 2012, Mr. Crowe served as president and chief executive officer of MountainOne Bank. Mr. Crowe served as president and chief executive officer of Williamstown Savings Bank from 1994 to 2009 and Hoosac Bank from 2002 to 2009. Mr. Crowe is also a former director of The Savings Bank Life Insurance Company of Massachusetts, which is also a Bank member. Mr. Crowe served as a treasurer of the American Bankers Association in 2011 and 2012, and served on the board of trustees for the Massachusetts College of Liberal Arts from 2004 to 2014. Mr. Crowe's service as a director of the Bank began on January 1, 2012, and his current term will conclude on December 31, 2015.

Martin J. Geitz, age 58, has served as president and chief executive officer of The Simsbury Bank & Trust Company, located in Simsbury, Connecticut, since October 2004 and its holding company, SBT Bancorp, Inc., since its formation in 2005. Mr. Geitz is also a member of the board of directors of The Simsbury Bank & Trust Company and SBT Bancorp, Inc. Mr. Geitz currently serves as the president of the Connecticut Community Bankers Association. Mr. Geitz began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2017.

John W. McGeorge, age 70, has served as chief executive officer and chairman of the board of Needham Bank, of Needham, Massachusetts since April 2006. He also served as president of Needham Bank from April 2006 through April 2012. Mr. McGeorge began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2017.

Gregory R. Shook, age 64, has served as president, chief executive officer and a director of Essex Savings Bank, Essex Connecticut since July 22, 1999. Mr. Shook also serves on the board of directors of Essex Financial Services, Inc. a subsidiary of Essex Savings Bank. Additionally, Mr. Shook served from 2011 to 2013 on the initial Federal Reserve Bank of Boston, First District, Community Depository Institutions Advisory Council. Mr. Shook began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2016.

Stephen R. Theroux, age 65, has served as president, since 2007, and chief executive officer, since 2012, of Lake Sunapee Bank, FSB, located in Newport, New Hampshire, and its holding company, New Hampshire Thrift Bancshares, Inc. Mr. Theroux also serves as a director and vice-chair of both companies. Mr. Theroux joined Lake Sunapee Bank, FSB, in 1987 and has served as its chief financial officer, chief operating officer and corporate secretary at various times throughout his career. In addition, Mr. Theroux has served as chairman of the Board of Charter Trust Company, located in Concord, New Hampshire, since 2014. Mr. Theroux is also a past chairman of the board of Proctor Academy, located in Andover, New Hampshire, and currently serves as a trustee. Mr Theroux began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2018.

John F. Treanor, age 67, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Mr. Treanor also served as president and chief operating officer at The Washington Trust Company for 10 years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994 to 1999); executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991 to 1994); and various senior management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr. Treanor also serves on the board of directors of Thielsch Engineering Company. Mr. Treanor has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2016.

Michael R. Tuttle, age 60, has served as president, chief executive officer and director of Merchants Bancshares, Inc., in South Burlington, Vermont, since January 2007. Mr. Tuttle served as president and chief executive officer of Merchants Bank from January 2006 to December 2014. He is a director of both Merchants Bancshares Inc. and Merchants Bank, its wholly-owned subsidiary. Mr. Tuttle is also a former director of Fairpoint Communication, Inc. Mr. Tuttle began serving as a director of the Bank on January 1, 2015 and his current term will conclude on December 31, 2018.

Independent Directors

The independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.

Andrew J. Calamare (chair), age 59, has served as president and chief executive officer of The Co-operative Central Bank, located in Boston, Massachusetts, since March 2015. Prior to his current position, Mr. Calamare had served as executive vice president of The Co-operative Central Bank since January 2011. Prior to that position, Mr. Calamare served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Prior to that position, Mr. Calamare served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2016.

Joan Carty, age 63, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She has also served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term will conclude on December 31, 2018.

Eric Chatman, age 54, has served as president and executive director of the Connecticut Housing Finance Authority from April 2012 until March 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines. Mr. Chatman has served as a director of the Bank since June 16, 2014, and his current term will conclude on December 31, 2015.

Patrick E. Clancy, age 68, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. He continues to engage in the field as an independent consultant and developer. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2018.

Cornelius K. Hurley, age 69, has served as director of the Boston University Center for Finance, Law & Policy, the successor to the Morin Center for Banking and Financial Law at Boston University School of Law, since 2005. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly owned subsidiary of Computershare, Ltd. Prior to serving as director of the Center for Finance, Law & Policy, Prof. Hurley served as managing director of The Secura Group from 1990 to 1997, and as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies from 1981 to 1990. He also previously served as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was previously appointed as a director of the Bank on March 30, 2007, for a term that expired on December 31, 2008. Prof. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, which ended on December 31, 2013. His current term will conclude on December 31, 2017.

Jay F. Malcynsky, age 61, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting, since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington, D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director on March 30, 2007, and his current term will conclude on December 31, 2016.

Emil J. Ragones, age 68, has served since 2008 as executive in residence at Accounting Management Solutions, Inc., located in Boston, Massachusetts, providing accounting and financial management services. Since January 2013, Mr. Ragones has served as an adjunct professor at the Boston College Carroll School of Management in the Masters of Science in Accounting Program. Prior to his current position, Mr. Ragones served as partner at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including financial services. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's National professional practice office for assurance services. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current term will conclude on December 31, 2015.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: http://www.fhlbboston.com/downloads/aboutus/Audit_Committee_Charter.pdf.

The members of the Audit Committee are Directors Ragones (chair), Crowe (vice chair), Chatman, Malcynsky, McGeorge, Treanor, and Calamare (ex officio). The board has determined that Director Crowe is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Crowe is not an auditor or accountant for us, does not perform fieldwork, and is not a Bank employee. In accordance with the SEC's safe harbor relating to Audit Committee financial experts, a person designated or identified as an Audit Committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Crowe’s independence.

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

The Audit Committee discussed with our internal auditors and PwC the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and PwC, with and without management present, to discuss the results of their examinations, their evaluations of the Bank's internal controls and the overall quality of the Bank's financial reporting.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2014, for filing with the SEC.

Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	56
George H. Collins	Executive Vice President and Chief Risk Officer	55
M. Susan Elliott	Executive Vice President and Chief Business Officer	60
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	53
Timothy J. Barrett	Senior Vice President and Treasurer	56
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	48
Barry F. Gale	Senior Vice President and Executive Director of Human Resources	55
Sean R. McRae	Senior Vice President and Chief Information Officer	50
Carol Hempfling Pratt	Senior Vice President, General Counsel, and Corporate Secretary	56
_________________________

(1)	Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

Edward A. Hjerpe III has served as president and chief executive officer since July 2009. Mr. Hjerpe came to us from Strata Bank and Service Bancorp, Inc., where he was interim chief executive officer from September 2008 until joining us. Mr. Hjerpe was a financial, strategy, and management consultant from August 2007 to September 2008. He was both president and chief operating officer of the New England Region of Webster Bank and senior vice president of Webster Financial Corporation from May 2004 to June 2007. Prior to those roles, Mr. Hjerpe served as executive vice president, chief operating officer, and chief financial officer at FIRSTFED AMERICA BANCORP, Inc. from July 1997 to May 2004. Mr. Hjerpe also worked with us from 1988 to 1997, first as vice president and director of financial analysis and economic research, and ultimately as executive vice president and chief financial officer. Mr. Hjerpe has been involved in numerous community, civic, industry, and nonprofit organizations over the course of his career. He currently serves as a member of the board of directors of the Office of Finance and as a member of the FHLBank Presidents Conference. He is also a current member and past chair of the board of Dental Services of Massachusetts, a current member and past chair of the board of trustees of St. Anselm College in Manchester, New Hampshire, and a current member of the board of directors of the Pentegra Defined Benefit Plan for Financial Institutions. Mr. Hjerpe earned a B.A. in business and economics from St. Anselm College, and an M.A. and Ph.D. in economics from the University of Notre Dame.

George H. Collins has served as executive vice president and chief risk officer since January 2015, and previously as senior vice president and chief risk officer since November 2006. Prior to assuming that position, Mr. Collins served as first vice president, director of market risk management from 2005 to 2006. Mr. Collins joined us in July 2000 as vice president and assistant treasurer. He holds a B.S. in applied mathematics and economics from the State University of New York at Stony Brook.

M. Susan Elliott has served as executive vice president and chief business officer since October 2009. Prior to assuming that position, Ms. Elliott served as executive vice president of member services since January 1994. She previously served as senior vice president and director of marketing from August 1992 to January 1994. Ms. Elliott joined us in 1981. Ms. Elliott holds a B.S. from the University of New Hampshire and an M.B.A. from Babson College.

Frank Nitkiewicz has served as executive vice president and chief financial officer since January 2006. Prior to assuming that position, Mr. Nitkiewicz served as senior vice president, chief financial officer, and treasurer from August 1999 until December 31, 2005, and senior vice president and treasurer from October 1997 to August 1999. Mr. Nitkiewicz joined us in 1991. He holds a B.S. and a B.A. from the University of Maryland and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

Timothy J. Barrett has served as senior vice president and treasurer since November 2010. Prior to employment with us, Mr. Barrett served as assistant treasurer at FMR LLC, the parent company of Fidelity Investments from September 2008 to October 2010; as treasurer and chief investment officer at Fidelity Personal Bank & Trust from August 2007 to September 2008; as managing director, global treasury at Investors Bank & Trust from September 2004 to July 2007; in various senior roles in treasury at FleetBoston Financial (including merged entities) from 1985 to 2004; and as an investment manager for Citibank, NA from 1981 to 1985. Mr. Barrett received his B.A. from St. Anselm College and his M.B.A. from Rensselaer Polytechnic Institute.

Brian G. Donahue has served as senior vice president, controller, and chief accounting officer since January 2013, and previously as first vice president, controller and chief accounting officer since February 2010. Prior to assuming that position, Mr. Donahue served as first vice president and controller since 2007; vice president and controller from 2004 to 2007, assistant vice president and assistant controller from 2001 to 2004, and in progressively responsible positions from 1992 to 1999, when he served as assistant controller. Mr. Donahue worked for two years as assistant vice president and division controller for State Street Bank and Trust Company, from 1999 to 2001. Prior to joining us in 1992, Mr. Donahue was an associate with Price Waterhouse. Mr. Donahue earned his B.B.A. from James Madison University and his M.B.A. from Boston University, and is a certified public accountant.

Barry F. Gale has served as senior vice president and executive director of human resources since April 2013. Prior to employment with us, Mr. Gale served as senior director of human resources at Thomson Reuters, where he spent 18 years in progressively senior roles. Prior to that position, Mr. Gale served in human resources roles at Citizens Financial Group and The Colonial Group. Mr. Gale holds a B.S. in business management from The University of Massachusetts, Boston.

Sean R. McRae has served as senior vice president and chief information officer since April 2014. Prior to employment with us, Mr. McRae worked for Thomson Reuters for 19 years in a variety of technology leadership roles, the most recent of which was serving as chief technology officer of their global emerging markets business. Prior to Thomson Reuters, Mr. McRae served as software engineer, application architect, network engineer, business analyst, and project manager at John Hancock in Boston. Mr. McRae holds a B.S. in Computer Science from Bridgewater State College.

Carol Hempfling Pratt has served as senior vice president and general counsel since June 2010. Prior to employment with us, Ms. Pratt spent her entire legal career specializing in corporate and banking law at the Boston law firm of Foley Hoag LLP, where she began as an associate in 1984 and was promoted to partner in 1992. Ms. Pratt holds a B.A. from Northwestern University and a J.D. from Northwestern University School of Law.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

We attract, reward, and retain senior managers, including our president, chief financial officer, and other most highly compensated executive officers (the named executive officers) by offering a total rewards package that includes base salary, cash incentive opportunities, qualified and nonqualified retirement plans, and certain perquisites.

For the year ended December 31, 2014, the named executive officers were:

Edward A. Hjerpe III	President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer;
M. Susan Elliott	Executive Vice President and Chief Business Officer;
George H. Collins	Senior Vice President and Chief Risk Officer;
Carol Hempfling Pratt	Senior Vice President and General Counsel; and
Timothy J. Barrett	Senior Vice President and Treasurer.

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2014. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded moderate increases in base salary effective January 1, 2015. Additionally, we adopted an executive incentive plan (an EIP) in 2014 (the 2014 EIP). Cash incentives awarded under EIPs in 2014 were determined based on the criteria set forth in the 2014 EIP and the 2012 EIP.

Compensation Committee

Pursuant to a charter approved by the board of directors, the Human Resources and Compensation Committee (the Compensation Committee) assists the board of directors in developing and maintaining human resources and compensation policies that support our business objectives. The Compensation Committee develops and recommends the compensation philosophy for the board of directors' review and approval. The Compensation Committee reviews and recommends to the board of directors, for its approval, human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the named executive officers may participate.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on the Form 10-K for the year ending December 31, 2014.

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

Objectives of our Compensation Program and What it is Designed to Reward

We are committed to providing a compensation package that enables us to attract, retain, motivate, and reward highly skilled executive officers, including the named executive officers, who contribute significantly to the achievement of our mission, goals and objectives. The FHFA reviews FHLBank compensation of the named executive officers, as described under — FHFA Oversight of Executive Compensation.

In 2014, the Compensation Committee retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry, to assist with a comprehensive total rewards study. A major outcome of the study was the adoption of an updated "Total Rewards Philosophy," the principles of which have been the basis for determining total compensation for the named executive officers since that time.

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

The Total Rewards Philosophy provides for a total compensation and benefits package for employees, including the named executive officers, that:

•	Is tailored to our unique cooperative structure;

•	Is reasonable, comparable, and competitive in the marketplace in which we compete and therefore enables us to attract, retain, motivate, and reward talent;

•	Is aligned with prudent risk-management practices;

•
Directly links individual total rewards opportunities to our mission and annual and long-term business and financial strategies while also considering business unit/team, and individual performance; and

•	Capitalizes on the perceived value of compensation and benefits to employees while optimizing the efficiency of employee-related expenses.

Risk and Bank Compensation Practices and Policies

Our chief risk officer reviews the design of our compensation plans and policies, including the 2014 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2014 EIP includes long-term incentive opportunities based on the level of retained earnings and targeted regulatory results at December 31, 2016, with associated deferred payouts of 50 percent of the 2014 EIP's awards, which are intended to align management's interests with risk-management objectives.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2014 short-term awards, which are intended to further reduce the risk of imprudent risk-taking.

Further, our chief risk officer and our head of human resources jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2015, the Compensation Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are designed to manage any conflict of interests and promote independence in risk management in a manner independent of the financial performance of the business areas these personnel monitor. For example, as discussed under — Executive Incentive Plan — Incentive Goals, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings under the 2014 EIP than the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile. Likewise, all participants in the 2014 EIP working in ERM have somewhat different goals and weightings than their peers in other departments. Additionally, the review of the chief risk officer includes input by the board of directors’ risk committee.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the FHFA reviews all executive compensation, including the 2014 EIP, relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is across a broad group of organizations representing different industries. In particular, we experience a greater frequency of competition for talent with financial services firms, including commercial banks, other FHLBanks, other GSEs, such as Fannie Mae and Freddie Mac, and other financial institutions, including those in the private sector. We also recognize that a “one-size-fits-all” approach to compensation may need to be adjusted at times to attract employees that may have critical skills (e.g., technology staff) to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by traditionally high-paying asset-management firms that may be labor market competitors even though they are not business competitors. As a result, we may, at times, have to expand recruiting efforts to a regional or national basis to recruit named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer comparable compensation packages to attract, retain, motivate, and reward top talent. When setting compensation levels, we also consider the high cost of living in the Boston area.

Our competitive peer groups for our named executive officers include:

•
The other FHLBanks, particularly for determining mix of pay within the total rewards package due to the FHLBank System’s unique cooperative structure. We consider, in particular, those FHLBanks in major metropolitan areas that share a similar cost of living as the Boston area.

•
The commercial/regional banks, GSEs and diversified financial firm peers as the primary peer group for competitive positioning for total rewards for all levels of our positions that require financial services experience. For executive officers, we may consider peers that are smaller in assets or adjust the level of a matched position versus larger asset peers to establish reasonable market benchmarks.

Both peer groups are considered in setting the total rewards package. However, no specific target among the peer groups is selected for named executive officer compensation. Rather, the data is used as a general matter to ensure the total rewards packages remain competitive as determined by the Compensation Committee relative to those peer groups.

The first competitive peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2014, we participated in, and used the results of, the annual FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive with the median for each matched position as discussed below in more detail.

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

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 2014 FHLB Custom Survey and its 2014 Finance and Business Services Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives. This approach generally resulted in comparing the named executive officers to divisional rather than overall heads of businesses and functions.

The following is a list of survey participants that were included by McLagan in the commercial/regional banks peer group in the 2014 FHLB Custom Survey or the 2014 Finance and Business Services Survey as well as proxy data from smaller public peers with assets between $5 and $20 billion. Not all participants reported positions that matched the data set for the named executive officers.

ABN AMRO	EverBank Financial	Popular Community Bank
AIB Capital Markets	F.N.B. Corp.	PrivateBancorp Inc.
Ally Financial Inc.	Fannie Mae	Prosperity Bancshares Inc.
Ameriprise Financial, Inc.	Fidelity Investments	Provident Financial Services
Astoria Financial Corp.	Fifth Third Bank	Prudential Financial
Australia & New Zealand Banking Group	First Commonwealth Financial	Putnam Investments
BancFirst Corp.	First Financial Bancorp.	Rabobank Nederland
BancorpSouth Inc.	First Financial Bankshares	RBS/Citizens Bank
Bank Hapoalim	First Interstate BancSystem	Regions Financial Corporation
Bank of America	First Merchants Corp.	Renasant Corp.
Bank of Hawaii Corp.	First Midwest Bancorp Inc.	Royal Bank of Canada
Bank of Ireland Corporate Banking	First Niagara	Santander Bank, NA
Bank of the West	Freddie Mac	Societe Generale
Bank of Tokyo - Mitsubishi UFJ	Frost National Bank	South State Corporation
BankUnited Inc.	Fulton Financial Corp.	Standard Bank
Bayerische Landesbank	GE Capital	Standard Chartered Bank
BBCN Bancorp Inc.	Glacier Bancorp Inc.	State Street Bank & Trust Company
BBVA Compass	Hancock Holding Co.	SunTrust Banks
Berkshire Hills Bancorp Inc.	Heartland Financial USA Inc.	Susquehanna Bancshares Inc.
BlackRock, Inc.	Hilltop Holdings Inc.	SVB Financial Group
BMO Financial Group	Home BancShares Inc.	Synovus
BNP Paribas	HSBC	Taylor Capital Group Inc.
BOK Financial Corporation	Huntington Bancshares, Inc.	TCF Financial Corp.
Boston Private Financial Holdings, Inc.	IBERIABANK Corp.	TD Securities
Branch Banking & Trust Co.	Independent Bank Corp.	Texas Capital Bancshares Inc.
Brookline Bancorp Inc.	ING	The Bank of Nova Scotia
Brown Brothers Harriman & Co.	International Bancshares Corp.	The Capital Group Companies, Inc
Capital Bank Financial	Investors Bancorp Inc. (MHC)	The CIT Group
Capital One	JPMorgan	The Norinchukin Bank, New York Branch
Cathay General Bancorp	KBC Bank	The Vanguard Group, Inc.
Chemical Financial Corp.	KeyCorp	Tompkins Financial Corporation
China International Capital Corporation	Landesbank Baden-Wuerttemberg	Trustmark Corp.
China Merchants Bank	Lloyds Banking Group	U.S. Bancorp

CIBC World Markets	Loomis, Sayles & Company, L.P.	UMB Financial Corp.
Citigroup	M&T Bank Corporation	Umpqua Holdings Corp.
City National Bank	Macquarie Bank	UniCredit
Columbia Banking System Inc.	MB Financial Inc.	Union Bank, N.A.
Comerica	Mitsubishi UFJ Trust & Banking Corp.	United Bankshares Inc.
Commerzbank	Mizuho Bank	United Community Banks Inc.
Commonwealth Bank of Australia	Mizuho Corporate Bank, Ltd.	Valley National Bancorp
Community Bank System Inc.	National Australia Bank	Washington Federal Inc.
Corp PacWest Bancorp	National Penn Bancshares Inc.	Webster Bank
Crédit Agricole CIB	Natixis	Wellington Management Company, LLP
Credit Industriel et Commercial	NBT Bancorp Inc.	Wells Fargo Bank
CVB Financial Corp.	Nord/LB	WesBanco Inc.
Dexia	Northwest Bancshares, Inc.	Western Alliance Bancorp
DnB Bank	OCBC Bank	Westpac Banking Corporation
DVB Bank	Old National Bancorp	Wintrust Financial Corp.
DZ Bank	Park National Corp.	Zions Bancorporation
Eaton Vance Investment Managers	Pinnacle Financial Partners
Espirito Santo Investment	PNC Bank

Data from international banks only contained results from their U.S. operations.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their tenure, performance, the criticality of the role, and experience through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an EIP to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we offer higher base salaries, cash-incentive opportunities, and certain retirement benefits to keep our compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be comparable with the total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable with the total rewards packages at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with the median total cash compensation of the named executive officer's peers at other FHLBanks, particularly the FHLBanks of Atlanta, Chicago, Dallas, New York, and San Francisco, since these FHLBanks are also located in larger urban areas and are more representative of the Boston labor market than FHLBanks located in smaller cities. The Compensation Committee has also considered total cash compensation at the other FHLBanks as the comparator since it includes base salaries and cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System. The Compensation Committee has been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2014, these goals and objectives were developed to align with our strategic business plan. At the end of the year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation, although the board of director’s Risk Committee provides input on the evaluation of the chief risk officer. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate giving consideration to the Total Rewards Philosophy.

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

After review and nonobjection by the FHFA, the board of directors awarded the named executive officers an increase in base salary on January 15, 2015, with retroactive application to January 1, 2015. In determining the amount of the increases, the Compensation Committee considered market data from the annual FHLBank System survey of key positions, and the McLagan 2014 FHLB Custom Survey, and McLagan's 2014 Finance and Business Survey discussed under — Overview of the Labor Market for Senior Managers above. Additionally, the Compensation Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Compensation Committee, merit increases in base salary for each of the named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases which took effect on January 1, 2015:

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Edward A. Hjerpe III	$710,000	$733,300	3.3%
President and Chief Executive Officer

Frank Nitkiewicz	$346,000	$358,000	3.5%
Executive Vice President and Chief Financial Officer

M. Susan Elliott	$346,000	$358,000	3.5%
Executive Vice President and Chief Business Officer

George H. Collins	$300,000	$330,000	10.0%
Executive Vice President(1) and Chief Risk Officer

Carol Hempfling Pratt	$285,000	$295,000	3.5%
Senior Vice President and General Counsel

Timothy J. Barrett	$285,000	$295,000	3.5%
Senior Vice President and Treasurer
_______________________
(1) In January 2015, Mr. Collins was promoted from senior vice president to executive vice president.

Executive Incentive Plan

General Overview of EIPs

EIPs are cash incentive plans which are reviewed by the Compensation Committee and may be adopted by the board of directors on an annual basis. EIPs are not necessarily adopted every year. For example, no EIP was adopted in 2009 based on our annual net loss in 2008 and expectations of additional losses in 2009. Generally, EIPs are used to promote achievement of strategic objectives by aligning cash incentive opportunities for corporate officers, including the named executive officers, with our short- and long-term financial performance and strategic direction. These incentive opportunities are also designed to facilitate retention and commitment of key officers. EIPs generally include specific goals, such as goals based on profitability, business growth, regulatory examination results and remediation, and operational goals for each of the corporate officers, including the named executive officers.

The Compensation Committee reviews each EIP's plan design, eligible participants, goals, goal weighting, achievement levels, and payout opportunities. The Compensation Committee administers the EIP and has full power and binding authority to construe, interpret, and administer and adjust the EIP during or at the end of the plan year for extraordinary circumstances. Extraordinary circumstances may include changes in, among other things, business strategy, termination or commencement of business lines, significant growth or consolidation of the membership base, impact of severe economic fluctuations, or significant regulatory or other changes impacting us or the FHLBank System. The Committee may not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA.

Purpose of the 2014 EIP

The 2014 EIP is intended to:

•	reflect a reasonable assessment of our financial situation and prospects while rewarding achievement of our financial plan and strategic objectives in our strategic business plan;

•	reinforce and reward our commitment to conservative, prudent, sound risk-management practices and preservation of the par value of our capital stock;

•	tie a significant percentage of incentive awards to our long-term financial condition and performance; and

•
recognize the importance of individual performance through metrics linked to our strategic goals and/or objectives of the participant’s principal functions and independent of the areas that they monitor.

2014 EIP Plan Design

The design of the 2014 EIP was guided by principles intended to:

•	promote achievement of our financial plan and strategic objectives in our strategic business plan;

•	provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and

•	facilitate the retention and commitment of our corporate officers.

Incentive Goals

The 2014 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. Where possible, the goal achievement levels have generally been set so that the target (that is, middle achievement level) is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. To mitigate unnecessary or excessive risk-taking, the 2014 EIP contains measures for overall performance that are achieved through Bankwide collaboration of activity but cannot be individually attained or altered by participants in the 2014 EIP. Additionally, the 2014 EIP includes long-term incentive opportunities based on the level of retained earnings and targeted regulatory results at December 31, 2016, which are intended to align management's interests with our long-term financial performance and condition. Further, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings than the other named executive officers, which are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Further, as described in greater detail under — Determination of Awards under the 2014 EIP, the Compensation Committee and the board of directors maintained authority over all awards under the 2014 EIP, however the 2014 EIP prohibits award payouts to participants that do not receive a performance rating of “consistently meets expectations” or better.

Short-Term Incentive Goals and Actual Achievement

The 2014 EIP includes the following short-term incentive goals for the named executive officers, except for Mr. Collins:

•
Pre-assessment, pre-other-than-temporary impairment core net income (the net income goal): Pre-assessment, pre-other-than-temporary impairment core net income (as such term is defined in the 2014 EIP) is a measure of net income that excludes or adjusts the timing of recognition of the impact of AHP expenses, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, other-than-temporary impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary impairment credit losses due to improvements in projected private-label MBS performance, and private-label MBS litigation settlement income. The difference between GAAP net income and this measure of net income is that GAAP net income does not provide for the exclusions described in the immediately prior sentence. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk.

•
New business and mission goal (the new business goal): This goal is measured by the total amount of advances originated during 2014 to depository institution members with maturities of greater than or equal to one year in term (and not pre-payable without fee), including advances restructurings that result in extension of the advance in maturity of one year or longer, but excluding certain AHP-related advances and advances to insurance company members.

•
Insurance advances disbursements (the insurance advances goal): This goal is measured by the total amount of advances originated in 2014 (any type and maturity of advance) to insurance company members.

•	Insurance membership (the insurance membership goal): This goal is measured by the number of insurance companies approved for membership by the president and chief executive officer in 2014.

•
Individual, Bankwide, or department-specific initiatives goal (the individual goal): Unlike the other short-term goals, this goal is measured according to each individual EIP participant's successful contributions toward the achievement of Bankwide strategic goals or completion of department-specific initiatives. Individual goals for all plan participants are established at the beginning of the plan year but can be modified throughout the year on a case-by-case basis with the written approval of the chief executive officer, except for the named executive officers. Revisions to individual goals for the named executive officers must be recommended by the chief executive officer and approved by the Compensation Committee. Each EIP participant, including the named executive officers, establishes an individual goal comprised of two to four initiatives that are evaluated by that participant's manager, except in the case of Mr. Hjerpe who, in his role as president and chief executive officer, establishes his goal and initiatives in concert with the Compensation Committee. Achievement of Mr. Hjerpe's individual goal is evaluated by the Compensation Committee at the end of the year and the Compensation Committee, in turn, makes a recommendation to the board of directors. Initiatives within each participant's individual goal may be weighted equally or may have different weights based on the criticality of the initiative and the participant's ability to influence the outcome.

Mr. Collins' short-term incentive goals, as chief risk officer, differ somewhat and have different weightings from the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Under the 2014 EIP, Mr. Collins' short-term incentive goals include the net income goal and individual goal but exclude the new business goal, insurance advances goal, and insurance membership goal. Mr. Collins' short-term goals also include:

•
Bankwide ERM initiatives (the ERM goals): These goals are described and measured as set forth in Table 11.2. Mr. Collins' achievement of these goals was evaluated by Mr. Hjerpe in his capacity as Mr. Collins' manager.

•
Remediation of 2013 Report of Examination Findings (the remediation goal): This goal is measured by the clearance rate of 2013 FHFA examination findings that identified our weaknesses, excluding a finding on our asset classification report.

The following Table 11.1 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than ERM and individual goals which are set forth in Tables 11.2 and 11.3, respectively, for the year ended December 31, 2014.

Table 11.1

	Weighting
Goal	Named Executive Officers other than Chief Risk Officer	Chief Risk Officer	Threshold	Target	Excess	Actual Achievement
Net Income	35%	25%	$114.6 million(1)	$127.2 million(1)	$152.7 million(1)	$119.0 million
New Business	30%	NA	$1.25 billion	$2.5 billion	$3.75 billion	$2.95 billion
Insurance Advances	15%	NA	$300 million	$600 million	$1 billion	$793.6 million
Insurance Membership	10%	NA	3 new members	5 new members	7 new members	7 new members
Remediation	NA	30%	3 out of 4 clearance of certain remediation matters	4 out of 4 clearance of certain remediation matters	N/A	4 of 4 clearance of the remediation matters
ERM	NA	35%	See Table 11.2	See Table 11.2	See Table 11.2	See Table 11.2
Individual	10%	10%	See Table 11.3	See Table 11.3	See Table 11.3	See Table 11.3
___________________________

(1)
These performance levels were adjusted from the amounts originally established in the 2014 EIP. The 2014 EIP provides that the originally established performance levels were to be adjusted up or down by $350,000 for every basis point by which the average daily federal funds rate deviated from the 0.08 percent assumed in our strategic business plan. In 2014, the average daily federal funds rate deviation was 0.007 percent, resulting in a $0.2 million increase for each of the performance levels.

The following table 11.2 sets forth the ERM Goals and the actual achievement for the year ended December 31, 2014.

Table 11.2 ERM Goals and Actual Achievement
Goals	Threshold	Target	Excess	Actual Achievement
Conduct formal Bankwide training sessions on ERM practices	Survey officers and gain buy-in for topics to be covered by March 31, 2014	Conduct three of four training sessions on separate risk topics by October 31, 2014	Conduct four training sessions on separate risk topics by October 31, 2014	Excess
Enhance project prioritization framework by developing new procedures and implement the new program	ERM completes a draft new framework by April 30, 2014 in collaboration with certain other Bank departments.	Vet new framework with key constituents throughout the Bank and receive management committee’s approval by September 30, 2014.	Achieve target criteria by August 15, 2014.	2/3 between Target and Excess
Enhance model management framework, working with model owners of mission critical applications, in addition to the validation requirements	Prepare an overview of competitor systems and their pros and cons.	Assess the current systems’ fit with the long-term information technology architecture plan.	Assess risk management best practices in the area covered by the model.	Threshold

The following Table 11.3 sets forth the named executive officers' individual, Bankwide or department specific goals, levels of achievement, and actual results. Each component of each named executive officer’s individual, Bankwide or department specific goals was weighted equally.

Table 11.3 Individual, Bankwide or Department-Specific Goals by each Named Executive Officer

Mr. Hjerpe
Goals	Threshold	Target	Excess	Actual Achievement
MVE to Par Stock(1) ratio	Ratio is at 2013 level.	Ratio is at 2013 level, plus six percent.	Ratio is at 2013 level, plus 10 percent.	Excess
Maintain financial capacity and regulatory support for excess stock repurchases and pay a dividend at a specified level.	$500 million excess stock repurchase by June 30, 2014 and dividends paid for four quarters.	$1 billion excess stock repurchase by December 31, 2014 and dividends paid for four quarters.	Achieve target criteria on this goal, and achieve excess criteria on the net income goal.	Target
Meet with and make presentations on the financial condition and other important aspects of the Bank to member trade associations and other industry groups.	Attend and present at four such meetings.	Attend and present at six such meetings.	Attend and present at eight such meetings.	Excess

Mr. Nitkiewicz
Goals	Threshold	Target	Excess	Actual Achievement
Evaluate strategies to: (A)eliminate the moratorium on voluntary excess stock repurchases and (B) reduce capital stock investment requirements.	Execute excess stock repurchases as contemplated in the Bank’s business plan utilizing board approved repurchase allocation strategy within 2014.	Achieve threshold criteria plus prepare exit strategy from the moratorium on excess stock repurchases and present it to our asset-liability committee (ALCO) by October 31, 2014.	Achieve target criteria plus develop a plan to implement revisions to capital stock investment requirements and present it to ALCO by December 31, 2014.	Split Target/Excess
Evaluate and implement refinements to electronic swap trading capabilities.	Enter into agreements with at least two swap execution facilities (SEFs) by the effective date for mandatory execution of certain interest rate swaps.	Complete electronic integration of at least two SEF trading platforms to the Bank’s electronic infrastructure to enable trade data capture without manual data entry by December 31, 2014.	Complete cost, benefit and feasibility analysis of executing swaps on one or more designated contract markets and present findings and recommendation to ALCO.	Target
Develop template for internal committee document libraries applied initially to certain Bank committees	Establish and implement electronic repositories for certain Bank committees by March 31, 2014.	Achieve threshold criteria plus design and implement workflow for document management and distribution, versioning, and automated archiving certain Bank committees by September 30, 2014.	Achieve target criteria plus develop project plan to apply document management template to all internal committees.	Excess

Ms. Elliott
Goals	Threshold	Target	Excess	Actual Achievement
Lead a strategy to increase business with insurance companies.
Develop a target list of insurance companies to develop advances business from, ensure that staff meet with a minimum of ten and personally meet with a minimum of five insurance company members to discuss opportunities to increase advances.
		Achieve threshold criteria plus generate $600 million in advances disbursements from insurance companies.	Achieve target criteria plus generate $1 billion in advances disbursements from insurance companies.	Split Target/Excess
Conduct outreach to certain depository institution members and develop our long-term advances business.	Develop an outreach target list and submit it to President Hjerpe by January 31, 2014.	Achieve threshold criteria plus ensure that staff meet with all members on the outreach target list and personally meet with a minimum of 10 of such members by December 31, 2014.	Achieve target criteria plus generate $3.75 billion in long-term advances disbursements by December 31, 2014, excluding insurance company member volume.	Split Target/Excess

Meet with certain members’ regulators.	Meet with two depository institution regulators (state or federal) and one insurance company state regulator.	Meet with four depository institution regulators (state or federal and two insurance company state regulators).	Meet with six depository institution regulators (state or federal) and four insurance company regulators.	Excess

Mr. Collins
Goals	Threshold	Target	Excess	Actual Achievement
Efficiently resolve internal audit findings	All summary of outstanding audit finding (SOAF) items opened in first and second quarters of 2014 moved to “submitted status” with internal audit by the third and fourth quarters of 2014, respectively.	All SOAF items opened in the first and second quarters of 2014 moved to completed status with internal audit by the third and fourth quarters of 2014, respectively.	No outstanding SOAF items as of December 31, 2014.	No payout
Improve chief risk officer communication and visibility	Expand attendance at staff meeting to include all ERM officers once a month.	Achieve threshold criteria plus initiate ERM meetings once every two months with all staff, including a topical presentation of a risk issue.	Achieve target criteria plus have regular meetings with corporate officers one on one throughout the year - with a minimum of 36 such meetings.	Split Threshold/Target

Ms. Pratt
Goals	Threshold	Target	Excess	Actual Achievement
Support member services’ member and regulatory outreach efforts	Participate in three meetings with member regulators.	Achieve threshold criteria plus attend an industry conference or convention as requested by member services.	Achieve target criteria plus participate in one additional meeting with a member regulator.	Excess
Improve administrative efficiency and records management for board committees	No threshold opportunity.	Design and implement an electronic repository for board committee charters, minutes, reports, and related materials.
Work with board committee management liaisons to populate an electronic repository with historic information going back at least to January 1, 2011, including, at a minimum, committee charters, minutes and periodic reports that are regularly reviewed by the committees.
Target

Mr. Barrett
Goals	Threshold	Target	Excess	Actual Achievement
Select and implement a vendor solution for long term investment front office trading deal capture and interface with the Bank’s accounting module.	Present business case to our project committee for funding and resources by February 28, 2014.
Achieve threshold criteria plus document and review with our operations committee workflow enhancements that reduced transaction risk, reduced paper trail, and integrated the solution into the Bank’s accounting module.
			Achieve target criteria plus implement the solution by December 31, 2014.	Target
Analyze and develop pricing or product enhancement to support growth in our advances business.	Develop and complete a business case for a Bank product designed to address certain new liquidity regulatory requirements impacting certain of our members.	Achieve threshold criteria plus market a special or product targeted at insurance company members by June 30, 2014.	Achieve target criteria plus the Bank achieves total long- term advance activity generated from “specials” in excess of the total 2013 level by December 31, 2014.	Excess

Long-Term Incentive Goals

In addition, the 2014 EIP includes two long-term incentive goals, each of which is weighted at 50 percent. The first is based on our retained earnings at December 31, 2016 adjusted to remove the impacts of certain prepayment fees, debt retirement costs and settlement income arising from our investments in private-label MBS. The following table sets forth such goal.

Long-Term Goal	Retained Earnings as of December 31, 2016
Threshold	$881.8 million
Target	$979.8 million
Excess	$1,175.8 million

The second long-term incentive goal will be measured by the achievement of certain targeted regulatory goals by December 31, 2016. This goal is weighted at 50 percent of the total long-term opportunity.

Incentive Opportunities under the 2014 EIP

Incentive opportunities under the 2014 EIP are based on each named executive officer's base salary at December 31, 2014 (referred to as 2014 incentive salaries).

The following Table 11.4 sets forth the combined short and long-term incentive opportunities under the 2014 EIP, in each case expressed as percentages of the named executive officers' 2014 incentive salaries:

Table 11.4
	Combined Short- and Long-Term Incentive Opportunity
	Threshold	Target	Excess
President	30.00%	60.00%	90.00%
All Other Named Executive Officers	22.00%	44.00%	66.00%

At the conclusion of 2014, individual awards were calculated based on actual goal achievement as of December 31, 2014. Participants were eligible to receive 50 percent of such award in a cash payment in March 2015, following non-objection by the FHFA and approval of the board of directors. Table 11.5 below sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2015, in each case expressed as percentages of the named executive officers' 2014 incentive salaries:

Table 11.5
	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	15.00%	30.00%	45.00%
All Other Named Executive Officers	11.00%	22.00%	33.00%

The remaining 50 percent of the combined award, calculated at the end of 2014, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goal, as set forth in Table 11.6 below.

Table 11.6
Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 50% of the combined short- and long-term incentive opportunity	100% of the remaining 50% of the combined short- and long-term incentive opportunity	150% of the remaining 50% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2014 EIP

Awards for the short-term goals, other than the ERM and individual goals under the 2014 EIP, were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity for Level of Achievement (Table 11.4)	X	2014 Incentive Salary

If the result for the goal were less than the threshold level of achievement (Table 11.1), the award for that goal would have been zero. However, all goals in the 2014 EIP were achieved above threshold. For goals achieved above the excess level of achievement (Table 11.1), there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the threshold and excess levels of achievement. In administering the EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded threshold. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity (Table 11.4) Interpolated for Actual Level of Achievement	X	2014 Incentive Salary

Our staff calculated the named executive officers' awards under the 2014 EIP's short-term goals, in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed the results of each of the other named executive officer's level of achievement under that named executive officer's individual goal, and for Mr. Collins, also the ERM goals, and made award recommendations to the Compensation Committee for the Compensation Committee's consideration. The Compensation Committee discussed and adopted those recommendations. The Compensation Committee determined Mr. Hjerpe's incentive award for his individual goal following the Compensation Committee's review of the level of achievement for this goal as provided by Mr. Hjerpe and the Compensation Committee's assessment of Mr. Hjerpe's achievement of this goal. The Compensation Committee and board of directors determined that Mr. Hjerpe achieved two of his goals at excess and one at target, as set forth in Table 11.3.

Based on those calculations and determinations, the combined incentive awards were calculated, by goal, as follows:

2014 Combined Short-and Long-Term Awards as Calculated by Goal
Participant	Net Income	New Business	Insurance Advances	Insurance Membership	Remediation	ERM	Individual	Total Combined Award
Mr. Hjerpe	$100,583	$150,804	$79,364	$63,900	NA	NA	$56,801	$451,452
Mr. Nitkiewicz	35,946	53,893	28,362	22,836	NA	NA	18,269	159,306
Ms. Elliott	35,946	53,893	28,362	22,836	NA	NA	19,891	160,928
Mr. Collins	22,262	NA	NA	NA	$39,600	$48,556	4,950	115,368
Ms. Pratt	29,608	44,392	23,362	18,810	NA	NA	15,676	131,848
Mr. Barrett	29,608	44,392	23,362	18,810	NA	NA	15,676	131,848

The named executive officers were eligible to receive 50 percent of the combined award illustrated above in a cash payment in March 2015, following approval of the board of directors. The below table's column “short-term award” sets forth the short-

term incentive award paid to the named executive officers in March 2015 and the remaining 50 percent which then becomes the target level of achievement for the long-term incentive opportunity.

In addition to the foregoing awards, Mr. Hjerpe recommended, and the Compensation Committee and the board of directors awarded, Mr. Nitkiewicz and Mr. Barrett each an additional $15,000 payment in recognition of the fact that both individuals took on additional responsibilities associated with the duties of the chief information officer position while the Bank conducted a thorough search to fill the vacancy in this strategically important position. During the position’s vacancy, Mr. Nitkiewicz assumed leadership for the Bank’s technology-related work, and Mr. Barrett assumed leadership for the Bank’s operations functions. These payments are represented in the non-equity incentive plan compensation short-term column of the Summary Compensation Table.

	2014 Combined Short-and Long-Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement
Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$451,452	$225,726	$225,726
Mr. Nitkiewicz	159,306	79,653	79,653
Ms. Elliott	160,928	80,464	80,464
Mr. Collins	115,368	57,684	57,684
Ms. Pratt	131,848	65,924	65,924
Mr. Barrett	131,848	65,924	65,924

Final awards under the 2014 EIP's long-term incentive opportunities cannot be determined until after December 31, 2016, since they are based on retained earnings and targeted regulatory results as of that date. Based on the Bank's and individual levels of achievement as of December 31, 2014, the named executive officers are eligible for long-term incentive opportunities, payable in March 2017, as follows:

	Long-Term Incentive Opportunity at Threshold, Target, and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$112,863	$225,726	$338,589
Mr. Nitkiewicz	39,827	79,653	119,480
Ms. Elliott	40,232	80,464	120,696
Mr. Collins	28,842	57,684	86,526
Ms. Pratt	32,962	65,924	98,886
Mr. Barrett	32,962	65,924	98,886

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions:

•
Participants must be employed by us on the payment date in March 2017 to receive the long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2014 EIP.

•
Subject to the discretion of the board of directors, the calculated long-term award may be reduced or eliminated (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2015 and/or 2016, any of the following occur such that if it had occurred prior to the year-end 2014 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:

◦	operational errors or omissions result in material revisions to our 2014 financial results, information submitted to the FHFA, or data used to determine the combined award at year-end 2014;

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

•
Pension Benefit Equalization Plan (the Pension BEP), a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan, which includes the named executive officers and other personnel as determined by the board of directors;

•
Pentegra Defined Contribution Plan for Financial Institutions (the Pentegra Defined Contribution Plan), a 401(k) thrift plan, under which we match employee contributions for all eligible employees; and

•
Thrift Benefit Equalization Plan (the Thrift BEP), a nonqualified, unfunded defined contribution plan with a deferred compensation feature, which is available to the named executive officers, other personnel as determined by the board of directors, and directors.

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

Perquisites

Perquisites for the named executive officers may include supplemental life insurance (Mr. Nitkiewicz and Ms. Elliott only), airline program memberships, spouse travel during business, child care when traveling on business, parking, or a 100 percent mass transportation subsidy. Mr. Hjerpe is also eligible for the personal use of an automobile. The Compensation Committee believes that the perquisites offered to the named executive officers are reasonable and necessary for the total compensation package to remain competitive in recruiting and retaining them.

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

Employment Status and Severance Benefits

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2014, are "at will" employees. Each may resign his or her employment at any time and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

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

FHFA Oversight of Executive Compensation

The FHFA provides certain oversight of FHLBank executive officer compensation. Section 1113 of HERA requires that the Director of the FHFA prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the FHFA has issued final rules on executive compensation and golden parachute payments, which provide for oversight of such compensation and payments. In addition to those rules, the FHFA has issued an advisory bulletin on principles for FHLBank executive compensation together with certain protocols for the review of proposed FHLBank compensation actions. The FHFA could issue additional rules, advisory bulletins, and/or review protocols that could further impact named executive officer compensation.

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2014, 2013, and 2012, by our named executive officers.

Summary Compensation Table for 2014, 2013 and 2012
Name and Principal Position	Year	Salary(1)	Bonus	Non-equity Incentive Plan Compensation Short-Term(2)	Non-equity Incentive Plan Compensation Long-Term(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Edward A. Hjerpe III	2014	$710,000	$—	$225,726	$251,504	$700,000	$86,490	$1,973,720
President and	2013	669,500	—	221,082	213,242	1,000	79,217	1,184,041
Chief Executive Officer	2012	650,000	—	251,503	107,578	270,000	68,477	1,347,558

Frank Nitkiewicz(7)	2014	346,000	—	94,653	87,311	1,125,000	33,871	1,686,835
Executive Vice President	2013	335,900	—	78,987	82,071	—	30,730	527,688
and Chief Financial Officer	2012	325,900	—	87,311	38,449	293,000	27,501	772,161

M. Susan Elliott	2014	346,000	—	80,464	90,581	1,478,000	37,416	2,032,461
Executive Vice President	2013	335,900	—	76,631	83,563	124,000	34,759	654,853
and Chief Business Officer	2012	325,900	—	90,580	43,104	309,000	31,022	799,606

George H. Collins(6)	2014	300,000	—	57,684	78,542	726,000	19,777	1,182,003
Senior Vice President and	2013	290,070	—	69,612	62,004	77,000	15,300	513,986
Chief Risk Officer	2012	275,470	1,067	78,542	35,915	214,000	15,000	619,994

Carol Hempfling Pratt	2014	285,000	—	65,924	75,279	131,000	24,472	581,675
Senior Vice President and	2013	274,800	—	165,261	68,439	35,000	22,372	565,872
General Counsel	2012	265,300	—	75,278	17,639	60,000	20,288	438,505

Timothy J. Barrett	2014	285,000	—	80,924	73,598	119,000	17,513	576,035
Senior Vice President and	2013	274,800	—	66,546	62,642	31,000	10,351	445,339
Treasurer	2012	265,300	—	73,597	—	55,000	9,379	403,276
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)
Represents amounts paid under the 2014 EIP during 2015 in respect of service performed in 2014, under the 2013 EIP during 2014 in respect of service performed in 2013, and under the 2012 EIP during 2013 in respect of service performed in 2012.

(3)
Represents amounts paid under the 2012, 2011, and 2010 EIP for satisfying long-term goals based on our retained earnings at December 31, 2014, December 31, 2013, and December 31, 2012, respectively, which amounts were $815.7 million, $722.3 million, and $560.5 million, respectively. That amount resulted in awards at "excess" to each of the named executive officers participating in the 2012, 2011 and 2010 EIP, or 150 percent of the remaining incentive opportunity under that plan. This amount of retained earnings has been adjusted from the amount determined in accordance with GAAP to net out the impacts of prepayment fee income, private-label MBS litigation settlement income (2012 EIP and 2011 EIP only), and debt retirement expense, such that these "one-time" income/expense events are recognized over the original term to maturity of the affected asset or liability.

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

(6)
The 2012 bonus amount for Mr. Collins is a cash award based on his years of service (15 years of service as of 2012). The amount of this award is the same amount paid to any employee that completed as many years of service in 2012.

(7)
The change in pension values under the Pentegra Defined Benefit Plan and Pension BEP for Mr. Nitkiewicz decreased by $76,000 during 2013. In accordance with SEC guidance, the amount reported in the table is $0.

Other Compensation Table

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Edward A. Hjerpe III	2014	$68,688	$—	$17,802	$86,490
	2013	61,733	—	17,484	79,217
	2012	52,420	—	16,057	68,477

Frank Nitkiewicz	2014	30,431	3,440	—	33,871
	2013	27,709	3,021	—	30,730
	2012	24,792	2,709	—	27,501

M. Susan Elliott	2014	30,353	7,063	—	37,416
	2013	28,184	6,575	—	34,759
	2012	24,881	6,141	—	31,022

George H. Collins	2014	19,777	—	—	19,777
	2013	15,300	—	—	15,300
	2012	15,000	—	—	15,000

Carol Hempfling Pratt	2014	24,472	—	—	24,472
	2013	22,372	—	—	22,372
	2012	20,288	—	—	20,288

Timothy J. Barrett	2014	17,513	—	—	17,513
	2013	10,351	—	—	10,351
	2012	9,379	—	—	9,379
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

Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2014, the maximum elective deferral amount was $17,500 (or $23,000 per year for participants who attain age 50 in 2014), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $15,600 (three percent multiplied by two multiplied by the $260,000 IRC compensation limit).
A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(2)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, parking, reimbursement for mass transportation, spousal travel expenses, and airline program memberships.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2014 EIP, for our named executive officers:
Grants of Plan-Based Awards for Fiscal Year 2014

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$106,500	$213,000	$319,500
Mr. Nitkiewicz	38,060	76,120	114,180
Ms. Elliott	38,060	76,120	114,180
Mr. Collins	33,000	66,000	99,000
Ms. Pratt	31,350	62,700	94,050
Mr. Barrett	31,350	62,700	94,050

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$53,250	$106,500	$159,750
Target	106,500	213,000	319,500
Excess	159,750	319,500	479,250

Mr. Nitkiewicz and Ms. Elliot
If short-term component results in:	Threshold	Target	Excess
Threshold	$19,030	$38,060	$57,090
Target	38,060	76,120	114,180
Excess	57,090	114,180	171,270

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$16,500	$33,000	$49,500
Target	33,000	66,000	99,000
Excess	49,500	99,000	148,500

Mr. Barrett and Ms. Pratt
If short-term component results in:	Threshold	Target	Excess
Threshold	$15,675	$31,350	$47,025
Target	31,350	62,700	94,050
Excess	47,025	94,050	141,075
______________________

(1)
Amounts represent potential awards under the 2014 EIP; actual amounts awarded are reflected in the Summary Compensation Table above. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plan

The following table sets forth the pension benefits for the fiscal year ended December 31, 2014, for our named executive officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2014
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	22.67	(3)	$1,266,000	$—
	Pension BEP	5.50		613,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	22.83		1,222,000	—
	Pension BEP	23.83		1,623,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	32.58		2,261,000	—
	Pension BEP	33.08		2,472,000	—
George H. Collins	Pentegra Defined Benefit Plan	16.83	(4)	944,000	—
	Pension BEP	17.33	(5)	895,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	3.50		155,000	—
	Pension BEP	4.50		128,000	—
Timothy J. Barrett	Pentegra Defined Benefit Plan	3.17		138,000	—
	Pension BEP	4.17		106,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2014.

(2)	See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 15.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

(4)	Number of years of credited service for the Pentegra Defined Benefit Plan includes 2.33 years of service at the FHLBank of Pittsburgh.

(5)	Number of years of credited service for the Pension BEP includes recognition of 2.83 years of service at the FHLBank of Pittsburgh.

We participate in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the named executive officers. Employees become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of our waiting period, which is one year of service with us. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers are participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions except for Ms. Pratt and Mr. Barrett, who are 60 percent vested.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable IRC limits on annual earnings ($260,000 for 2014). For participants hired prior to January 9, 2006, the benefit is calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. For the other participants, the benefit is calculated as 1.50 percent multiplied by the participant's years of benefit service multiplied by the high five-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by an early retirement factor of three percent per year for participants hired prior to January 9, 2006, and, for the other participants, the benefit is reduced by an actuarial equivalency factor for each year that payments commence before age 65.

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

Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year, or five-year average salary, as applicable, as follows: Mr. Hjerpe, 80 percent as president; Mr. Nitkiewicz, Ms. Elliott, and Mr. Collins, 70 percent as executive vice presidents; and Ms. Pratt and Mr. Barrett 65 percent as senior vice presidents. Our only named executive officer that has reached the maximum annual benefit amount is Ms. Elliott. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. In 2009, the Pension BEP was amended to require that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Previously, no funding standard has been applied to the Pension BEP rabbi trust which was established in 2005. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2014, for our named executive officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Year Ended December 31, 2014(1)	Our Contributions in Year Ended December 31, 2014(2)	Aggregate Earnings in Year Ended December 31, 2014	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2014
Edward A. Hjerpe III	$34,343	$53,088	$38,229	$—	$424,537
Frank Nitkiewicz	16,036	14,831	20,337	—	209,215
M. Susan Elliott	50,631	14,753	15,884	—	344,017
George H. Collins	2,088	4,177	(19)	—	13,183
Carol Hempfling Pratt	35,197	13,368	8,846	—	247,617
Timothy J. Barrett	3,875	5,813	5,878	—	50,538
_______________________

(1)	Amounts are also reported as salary in the Summary Compensation Table above.

(2)	Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. We match participant contributions based on the amount the employee contributes, typically, up to the first three percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. However, in 2010 the board of directors adopted the Second Amendment to the Thrift BEP so that the Compensation Committee has the flexibility to modify our matching contribution rate in an offer letter, employment agreement, or other writing approved by the Compensation Committee so long as our maximum matching contribution rate does not exceed the maximum matching contribution rate available to any participant under the Pentegra Defined Contribution Plan (the Contribution Limit). The Compensation Committee has granted such a modification to Ms. Pratt permitting her matching contribution rate to be at the Contribution Limit irrespective of her tenure at the Bank. Our matching contribution is immediately vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

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

Post-Termination Payment

The following table represents the amount that would be payable to the named executive officers as of December 31, 2014, had their employment been terminated involuntarily for reasons other than "cause" on that date. Under our severance policy (and for Mr. Hjerpe, under the change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott and Mr. Collins, the amount is equal to 12 months' base salary and for Ms. Pratt and Mr. Barrett the amount is equal to six months' base salary, all based on annual salary in effect on December 31, 2014.

Name	Cash Severance(1)
Edward A. Hjerpe III(2)	$710,000
Frank Nitkiewicz	346,000
M. Susan Elliott	346,000
George H. Collins	300,000
Carol Hempfling Pratt	142,500
Timothy J. Barrett	142,500

_______________________

(1)	Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

(2)	Severance payments to Mr. Hjerpe may consist of either payments under our severance policy or under the change in control agreement but not both. Each, however, provides for 12 months of base salary.

Director Compensation

We pay members of the board of directors fees for each board and committee meeting that they attend. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The amounts paid to the members of the board of directors for attendance at board and committee meetings during the year ended December 31, 2014, along with the annual maximum compensation amounts are detailed in the following table:

Summary of the 2014 and 2013 Director Compensation Policies
	2014	2013
Fee per board meeting:
Chair of the board	$11,250	$9,900
Vice chair of the board	9,450	8,450
Audit committee chair	9,450	8,450
Other committee chairs	9,450	7,750
All other board members	8,500	7,000
Fee per committee meeting	2,250	2,000
Fee per telephonic conference call	1,500	1,325

Annual maximum compensation amounts:
Chair of the board	$85,000	$75,000
Vice chair of the board	72,500	65,000
Audit committee chair	72,500	65,000
Other committee chairs	72,500	60,000
All other board members	65,000	55,000

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2014 are detailed in the following table:

2014 Director Compensation
Fees Earned or Paid in Cash
Andrew J. Calamare, Chair	$85,000
Steven A. Closson, Vice Chair	72,500
Donna L. Boulanger	65,000
Joan Carty	72,500
Eric Chatman	61,250
Patrick E. Clancy	65,000
Peter F. Crosby	72,500
Stephen G. Crowe	72,500
Martin J. Geitz	65,000
Cornelius K. Hurley	72,500
Jay F. Malcynsky	72,500
John W. McGeorge	65,000
Emil J. Ragones	72,500
John F. Treanor	72,500
Kenneth A. Wilman Jr.	65,000
$1,051,250

Directors may elect to defer the receipt of meeting fees pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $140,000 for the year ended December 31, 2014.

The 2015 Directors Compensation Policy provides for the following payments and compensation caps:

Summary of the 2015 Director Compensation Policy
2015 Director Compensation
Fee per board meeting:
Chair of the board	$11,250
Vice chair of the board and committee chairs	9,450
All other board members	8,500
Fee per committee meeting	2,250
Fee per telephonic conference call	1,500

Annual maximum compensation amounts:
Chair of the board	$85,000
Vice chair of the board and committee chairs	72,500
All other board members	65,000

Annual maximum for spouse/guest travel expenses (perquisites)(1):
Chair of the board	$2,000
Vice chair of the board	2,000
All other board members, including committee chairs(2)	1,000

Annual maximum compensation amounts, including fees and perquisites:
Chair of the board	$87,000
Vice chair of the board	74,500
Committee chairs(2)	73,500
All other board members(2)	66,000
_______________________
(1) Costs paid/reimbursed by the Bank related to the attendance by a director’s spouse/guest at certain Bank or Federal Home Loan Bank System events.
(2) Directors who attend meetings of the Council of FHLBanks as a substitute for the Chair or Vice Chair may receive reimbursement for spouse/guest expenses relating to attendance at such meetings, even if such reimbursement, when combined with other spouse/guest expenses, would exceed these maximums.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2015, are noted in the following table.

Stockholders Holding Five Percent or More of Outstanding Capital Stock As of February 28, 2015 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	$317,502	12.77%
One Citizens Plaza
Providence, RI 02903

People's United Bank, N.A.	164,375	6.61
850 Main Street
Bridgeport, CT 06604

Webster Bank, N.A.	142,575	5.74
145 Bank Street
Waterbury, CT 06702

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. The following table provides capital stock outstanding to members whose officers or directors were serving as our directors as of February 28, 2015:

Capital Stock Outstanding to Members whose Officers or Directors were Serving on our Board of Directors As of February 28, 2015 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
The Washington Trust Company	$37,730	1.52%
23 Broad Street
Westerly, RI 02891

Needham Bank	14,345	0.58
1063 Great Plain Avenue
Needham, MA 02492

Lake Sunapee Bank	10,762	0.43
9 Main Street
Newport, NH 03773

MountainOne Bank	7,877	0.32
93 Main Street
North Adams, MA 01247

Androscoggin Savings Bank	4,897	0.20
30 Lisbon Street
Lewiston, ME 04240

Merchants Bank	4,378	0.18
275 Kennedy Drive
South Burlington, VT 05403

The Simsbury Bank & Trust Company	1,881	0.07
981 Hopmeadow Street
Simsbury, CT 06070

North Brookfield Savings Bank	1,662	0.07
35 Summer Street
North Brookfield, MA 01535

Depositors Insurance Fund	1,099	0.04
One Linscott Road
Woburn, MA 01801

Essex Savings Bank	1,029	0.04
35 Plains Road
Essex, CT 06426

Total stock ownership by members whose officers or directors serve as directors of the Bank	$85,660	3.45%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have a cooperative ownership structure. As such, capital stock ownership in the Bank is a prerequisite to transacting any member business with us. Our members and certain former members or their successors own all of our stock, the majority of our directors are elected by and from the membership, and we conduct our advances and mortgage loan business almost exclusively with members. Grants under the AHP and AHP advances are also made in partnership or in connection with our members. Therefore, in the normal course of business, we extend credit and offer services and AHP benefits to members whose officers and directors may serve as our directors, as well as to entities that hold five percent or more of our capital stock. It is our policy that extensions of credit, all other Bank products and services, and AHP benefits are offered on terms and conditions that are no more favorable to such members than the terms and conditions of comparable transactions with other members.

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

For the year ended December 31, 2014, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct (Code of Ethics) and our Related Persons Transaction Policy (the Related Persons Policy), each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

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

The Related Persons Policy provides for the board of director’s Governance Committee’s review of certain transactions not in the ordinary course of our business that would be with related persons to determine whether such transactions would be in the best interests, or not be inconsistent with the best interests, of the Bank and our members.

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

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 20, 2015, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 20, 2015, all of our independent (that is, nonmember) directors are independent, including Directors Calamare, Carty, Chatman, Clancy, Hurley, Malcynsky, and Ragones. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Crowe, Closson, McGeorge, and Treanor are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Calamare (ex-officio), Carty, Chatman, Malcynsky and Ragones are independent under the NYSE independence standards for these committees. The board of directors also determined that Director Crowe is the "Audit Committee financial expert" within the meaning of the SEC rules, and further determined that as of March 20, 2015, is not independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of director's Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2014 and 2013, as well as the fees billed by PwC for audit-related services rendered by PwC to us during 2014 and 2013.

Principal Accounting Fees and Services (dollars in thousands)

	Year Ended December 31,
	2014	2013
Audit fees(1)	$815	$737
Audit-related fees(2)	90	84
All other fees	—	—
Tax fees	—	—
Total	$905	$821
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

b)    Financial Statement Schedule

None.

c)    Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on October 31, 2013
4	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Pension Benefit Equalization Plan effective June 30, 2014*	Exhibit 10.1 to our 2014 Form 10-Q filed with the SEC on August 8, 2014

10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009 *	Exhibit 10.2.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.3 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.3	Second Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective July 1, 2010 *	Exhibit 10.1 to our Second Quarter 2010 Form 10-Q filed with the SEC on August 12, 2010
10.2.4	Third Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.2.4 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.2.5	Fourth Amendment to the Thrift Benefit Equalization Plan effective June 30, 2014*	Exhibit 10.2 to our 2014 Form 10-Q filed with the SEC on August 8, 2014
10.3	The Federal Home Loan Bank of Boston 2012 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on May 11, 2012.
10.4	The Federal Home Loan Bank of Boston 2013 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on March 29, 2013.
10.5	The Federal Home Loan Bank of Boston 2014 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on April 15, 2014.
10.6	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to our Form 8-K filed with the SEC on June 23, 2006
10.9.1	The Federal Home Loan Bank of Boston 2013 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K/A as filed with the SEC on December 21, 2012
10.9.2	The Federal Home Loan Bank of Boston 2014 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K/A as filed with the SEC on December 20, 2013
10.9.3	The Federal Home Loan Bank of Boston 2015 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K as filed with the SEC on October 24, 2014
10.10	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011.
10.13	Severance Policy, as adopted March 23, 2012 *	Exhibit 10.11 to our Form 10-K filed with the SEC on March 23, 2012.
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	Filed within this Form 10-K
101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 23, 2015	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
March 23, 2015	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 23, 2015	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 23, 2015	By:	/s/	Andrew J. Calamare
Andrew J. Calamare Director
March 23, 2015	By:	/s/	Joan Carty
Joan Carty Director
March 23, 2015	By:	/s/	Eric Chatman
Eric Chatman Director
March 23, 2015	By:	/s/	Patrick E. Clancy
Patrick E. Clancy Director
March 23, 2015	By:	/s/	Steven A. Closson
Steven A. Closson Director
March 23, 2015	By:	/s/	Stephen G. Crowe
Stephen G. Crowe Director
March 23, 2015	By:	/s/	Martin J. Geitz
Martin J. Geitz Director
March 23, 2015	By:	/s/	Cornelius K. Hurley
Cornelius K. Hurley Director

March 23, 2015	By:	/s/	Jay F. Malcynsky
Jay F. Malcynsky Director
March 23, 2015	By:	/s/	John W. McGeorge
John W. McGeorge Director
March 23, 2015	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 23, 2015	By:	/s/	Gregory R. Shook
Gregory R. Shook Director
March 23, 2015	By:	/s/	Stephen R. Theroux
Stephen R. Theroux Director
March 23, 2015	By:	/s/	John F. Treanor
John F. Treanor Director
March 23, 2015	By:	/s/	Michael R. Tuttle
Michael R. Tuttle Director