Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Boston
filed 2015-05-08
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2015
Class A Stock, par value $100	zero
Class B Stock, par value $100	25,103,665

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$698,422	$1,124,536
Interest-bearing deposits	249	163
Securities purchased under agreements to resell	6,100,000	5,250,000
Federal funds sold	2,355,000	2,550,000
Investment securities:
Trading securities	243,439	244,969
Available-for-sale securities - includes $641 pledged as collateral at December 31, 2014, that may be repledged	5,667,646	5,481,978
Held-to-maturity securities - includes $62,821 and $66,279 pledged as collateral at March 31, 2015, and December 31, 2014, respectively that may be repledged (a)	3,135,269	3,352,189
Total investment securities	9,046,354	9,079,136
Advances	31,179,231	33,482,074
Mortgage loans held for portfolio, net of allowance for credit losses of $1,350 and $2,012 at March 31, 2015, and December 31, 2014, respectively	3,537,841	3,483,948
Accrued interest receivable	74,409	77,411
Premises, software, and equipment, net	3,926	3,951
Derivative assets, net	24,426	14,548
Other assets	45,985	40,910
Total Assets	$53,065,843	$55,106,677
LIABILITIES
Deposits
Interest-bearing	$393,765	$345,561
Non-interest-bearing	35,578	23,770
Total deposits	429,343	369,331
Consolidated obligations (COs):
Bonds	25,416,779	25,505,774
Discount notes	23,451,068	25,309,608
Total consolidated obligations	48,867,847	50,815,382
Mandatorily redeemable capital stock	57,281	298,599
Accrued interest payable	94,445	91,225
Affordable Housing Program (AHP) payable	66,092	66,993
Derivative liabilities, net	570,445	558,889
Other liabilities	27,088	28,472
Total liabilities	50,112,541	52,228,891
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,404 shares and 24,131 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	2,440,386	2,413,114
Retained earnings:
Unrestricted	781,261	764,888
Restricted	143,484	136,770
Total retained earnings	924,745	901,658
Accumulated other comprehensive loss	(411,829)	(436,986)
Total capital	2,953,302	2,877,786
Total Liabilities and Capital	$53,065,843	$55,106,677
_______________________________________
(a) Fair values of held-to-maturity securities were $3,480,720 and $3,710,815 at March 31, 2015, and December 31, 2014, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Advances	$57,408	$55,871
Prepayment fees on advances, net	3,742	2,494
Securities purchased under agreements to resell	803	593
Federal funds sold	1,627	485
Trading securities	2,318	2,354
Available-for-sale securities	20,572	12,951
Held-to-maturity securities	24,871	30,015
Prepayment fees on investments	163	179
Mortgage loans held for portfolio	31,051	31,759
Other	11	—
Total interest income	142,566	136,701
INTEREST EXPENSE
Consolidated obligations - bonds	82,241	75,511
Consolidated obligations - discount notes	5,513	3,022
Deposits	14	7
Mandatorily redeemable capital stock	335	3,591
Other borrowings	—	1
Total interest expense	88,103	82,132
NET INTEREST INCOME	54,463	54,569
Reduction of provision for credit losses	(60)	(322)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	54,523	54,891
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(224)	—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(122)	(458)
Net other-than-temporary impairment losses on investment securities, credit portion	(346)	(458)
Litigation settlements	23	4,310
Loss on early extinguishment of debt	—	(2,223)
Service fees	1,919	1,670
Net unrealized gains on trading securities	1,281	754
Net losses on derivatives and hedging activities	(3,359)	(1,383)
Other	(119)	(136)
Total other (loss) income	(601)	2,534
OTHER EXPENSE
Compensation and benefits	9,433	9,791
Other operating expenses	4,853	5,069
Federal Housing Finance Agency (the FHFA)	1,020	808
Office of Finance	691	651
Other	587	635
Total other expense	16,584	16,954
INCOME BEFORE ASSESSMENTS	37,338	40,471
AHP	3,767	4,406
NET INCOME	$33,571	$36,065

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2015	2014
Net income	$33,571	$36,065
Other comprehensive income:
Net unrealized gains on available-for-sale securities	20,589	4,829
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to non-interest income	122	458
Accretion of noncredit portion	11,463	12,135
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	11,585	12,593
Net unrealized (losses) gains relating to hedging activities
Unrealized losses	(12,143)	(6,014)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	4,896	5
Total net unrealized losses relating to hedging activities	(7,247)	(6,009)
Pension and postretirement benefits	230	112
Total other comprehensive income	25,157	11,525
Comprehensive income	$58,728	$47,590

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2015 and 2014 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2013	25,305	$2,530,471	$681,978	$106,812	$788,790	$(481,516)	$2,837,745
Proceeds from sale of capital stock	327	32,723					32,723
Shares reclassified to mandatorily redeemable capital stock	(3)	(337)					(337)
Comprehensive income			28,851	7,214	36,065	11,525	47,590
Cash dividends on capital stock			(9,262)		(9,262)		(9,262)
BALANCE, MARCH 31, 2014	25,629	$2,562,857	$701,567	$114,026	$815,593	$(469,991)	$2,908,459

BALANCE, DECEMBER 31, 2014	24,131	$2,413,114	$764,888	$136,770	$901,658	$(436,986)	$2,877,786
Proceeds from sale of capital stock	367	36,713					36,713
Repurchase of capital stock	(94)	(9,441)					(9,441)
Comprehensive income			26,857	6,714	33,571	25,157	58,728
Cash dividends on capital stock			(10,484)		(10,484)		(10,484)
BALANCE, MARCH 31, 2015	24,404	$2,440,386	$781,261	$143,484	$924,745	$(411,829)	$2,953,302

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$33,571	$36,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(14,503)	(20,730)
Reduction of provision for credit losses	(60)	(322)
Change in net fair-value adjustments on derivatives and hedging activities	(4,533)	(10,584)
Net other-than-temporary impairment losses on investment securities, credit portion	346	458
Loss on early extinguishment of debt	—	2,223
Other adjustments	(215)	157
Net change in:
Market value of trading securities	(1,281)	(754)
Accrued interest receivable	3,002	12,245
Other assets	(1,740)	4,122
Accrued interest payable	3,220	15,075
Other liabilities	(2,859)	(529)
Total adjustments	(18,623)	1,361
Net cash provided by operating activities	14,948	37,426

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(17,545)	(6,721)
Securities purchased under agreements to resell	(850,000)	(1,600,000)
Federal funds sold	195,000	(2,500,000)
Premises, software, and equipment	(360)	(111)
Trading securities:
Proceeds from long-term	2,811	770
Available-for-sale securities:
Proceeds from long-term	163,177	742,899
Purchases of long-term	(307,641)	(564,860)
Held-to-maturity securities:
Proceeds from long-term	236,394	223,437
Advances to members:
Proceeds	79,227,842	75,402,733
Disbursements	(76,920,494)	(77,609,677)
Mortgage loans held for portfolio:
Proceeds	123,501	88,742
Purchases	(183,804)	(72,819)
Proceeds from sale of foreclosed assets	1,815	2,446
Net cash provided by (used in) investing activities	1,670,696	(5,893,161)

FINANCING ACTIVITIES
Net change in deposits	62,272	4,827
Net payments on derivatives with a financing element	(4,005)	(4,456)
Net proceeds from issuance of consolidated obligations:
Discount notes	39,585,987	31,786,100

Bonds	2,294,807	3,190,006
Payments for maturing and retiring consolidated obligations:
Discount notes	(41,444,374)	(27,599,348)
Bonds	(2,381,915)	(2,168,879)
Proceeds from issuance of capital stock	36,713	32,723
Payments for redemption of mandatorily redeemable capital stock	(241,318)	—
Payments for repurchase of capital stock	(9,441)	—
Cash dividends paid	(10,484)	(9,234)
Net cash (used in) provided by financing activities	(2,111,758)	5,231,739
Net decrease in cash and due from banks	(426,114)	(623,996)
Cash and due from banks at beginning of the year	1,124,536	641,033
Cash and due from banks at end of the period	$698,422	$17,037
Supplemental disclosures:
Interest paid	$105,776	$91,913
AHP payments	$4,589	$1,318
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$2,433	$3,227

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the SEC) on March 23, 2015 (the 2014 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Recently Issued and Adopted Accounting Guidance

Accounting for Cloud Computing Arrangements. On April 15, 2015, the Financial Accounting Standards Board (the FASB) issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determinng whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for us for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance intended to simplify the presentation of debt issuance costs. This guidance requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance becomes effective for us for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted for the financial statements that have not been previously issued. The period-specific effects as a result of applying this guidance are required to be adjusted retrospectively to each individual period presented on the statement of condition. The adoption of this guidance will result in a reclassification of debt issuance costs from other assets to COs on our statement of condition. We do not expect that this guidance will have a material impact on our financial condition, results of operations, and cash flows.

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

Note 3 — Trading Securities

Major Security Types. Our trading securities as of March 31, 2015, and December 31, 2014, were (dollars in thousands):

	March 31, 2015	December 31, 2014
Mortgage-backed securities (MBS)
U.S. government-guaranteed – single-family	$11,760	$12,235
Government-sponsored enterprise (GSE) – single-family	2,073	2,300
GSEs – multifamily	229,606	230,434
Total	$243,439	$244,969

Net unrealized gains on trading securities for the three months ended March 31, 2015 and 2014, amounted to $1.3 million and $754,000 for securities held on March 31, 2015 and 2014, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of March 31, 2015, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$481,217	$—	$(25,029)	$456,188
U.S. government-owned corporations	336,172	—	(43,921)	292,251
GSEs	138,562	—	(12,479)	126,083
	955,951	—	(81,429)	874,522
MBS
U.S. government guaranteed – single-family	193,727	242	(1,350)	192,619
U.S. government guaranteed – multifamily	913,470	2,840	(794)	915,516
GSEs – single-family	3,657,532	31,117	(3,660)	3,684,989
	4,764,729	34,199	(5,804)	4,793,124
Total	$5,720,680	$34,199	$(87,233)	$5,667,646
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

The following table summarizes our available-for-sale securities with unrealized losses as of March 31, 2015, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$456,188	$(25,029)	$456,188	$(25,029)
U.S. government-owned corporations	—	—	292,251	(43,921)	292,251	(43,921)
GSEs	—	—	126,083	(12,479)	126,083	(12,479)
	—	—	874,522	(81,429)	874,522	(81,429)

MBS
U.S. government guaranteed – single-family	—	—	143,223	(1,350)	143,223	(1,350)
U.S. government guaranteed – multifamily	59,169	(165)	214,661	(629)	273,830	(794)
GSEs – single-family	144,868	(264)	439,488	(3,396)	584,356	(3,660)
	204,037	(429)	797,372	(5,375)	1,001,409	(5,804)
Total temporarily impaired	$204,037	$(429)	$1,671,894	$(86,804)	$1,875,931	$(87,233)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at March 31, 2015, and December 31, 2014, were (dollars in thousands):

	March 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through 10 years	—	—	—	—
Due after 10 years	955,951	874,522	928,624	856,135
	955,951	874,522	928,624	856,135
MBS (1)	4,764,729	4,793,124	4,626,977	4,625,843
Total	$5,720,680	$5,667,646	$5,555,601	$5,481,978
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of March 31, 2015, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$5,416	$—	$5,416	$337	$—	$5,753
State or local housing-finance-agency obligations (HFA securities)	177,183	—	177,183	49	(17,675)	159,557
	182,599	—	182,599	386	(17,675)	165,310
MBS
U.S. government guaranteed – single-family	19,111	—	19,111	435	—	19,546
U.S. government guaranteed – multifamily	66,821	—	66,821	201	—	67,022
GSEs – single-family	1,342,436	—	1,342,436	42,060	(152)	1,384,344
GSEs – multifamily	473,295	—	473,295	29,989	—	503,284
Private-label – residential	1,298,746	(263,607)	1,035,139	303,911	(13,483)	1,325,567
Asset-backed securities (ABS) backed by home equity loans	16,618	(750)	15,868	776	(997)	15,647
	3,217,027	(264,357)	2,952,670	377,372	(14,632)	3,315,410
Total	$3,399,626	$(264,357)	$3,135,269	$377,758	$(32,307)	$3,480,720

Our held-to-maturity securities as of December 31, 2014, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$5,777	$—	$5,777	$360	$—	$6,137
HFA securities	178,387	—	178,387	30	(18,136)	160,281
	184,164	—	184,164	390	(18,136)	166,418
MBS
U.S. government guaranteed – single-family	20,399	—	20,399	487	—	20,886
U.S. government guaranteed – multifamily	115,712	—	115,712	298	(6)	116,004
GSEs – single-family	1,420,801	—	1,420,801	40,518	(157)	1,461,162
GSEs – multifamily	542,130	—	542,130	29,949	—	572,079
Private-label – residential	1,327,967	(275,158)	1,052,809	319,306	(13,957)	1,358,158
ABS backed by home equity loans	16,958	(784)	16,174	856	(922)	16,108
	3,443,967	(275,942)	3,168,025	391,414	(15,042)	3,544,397
Total	$3,628,131	$(275,942)	$3,352,189	$391,804	$(33,178)	$3,710,815

The following table summarizes our held-to-maturity securities with unrealized losses as of March 31, 2015, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$14,887	$(113)	$138,813	$(17,562)	$153,700	$(17,675)

MBS
GSEs – single-family	23,080	(5)	36,108	(147)	59,188	(152)
Private-label – residential	71,009	(1,337)	510,602	(44,912)	581,611	(46,249)
ABS backed by home equity loans	206	(3)	14,214	(1,173)	14,420	(1,176)
	94,295	(1,345)	560,924	(46,232)	655,219	(47,577)
Total	$109,182	$(1,458)	$699,737	$(63,794)	$808,919	$(65,252)

The following table summarizes our held-to-maturity securities with unrealized losses as of December 31, 2014, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$14,850	$(150)	$139,544	$(17,986)	$154,394	$(18,136)

MBS
U.S. government guaranteed – multifamily	9,282	(6)	—	—	9,282	(6)
GSEs – single-family	—	—	38,121	(157)	38,121	(157)
Private-label – residential	80,439	(1,028)	544,369	(45,104)	624,808	(46,132)
ABS backed by home equity loans	206	(3)	14,641	(1,074)	14,847	(1,077)
	89,927	(1,037)	597,131	(46,335)	687,058	(47,372)
Total	$104,777	$(1,187)	$736,675	$(64,321)	$841,452	$(65,508)

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at March 31, 2015, and December 31, 2014, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	March 31, 2015			December 31, 2014
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$100	$100	$101	$150	$150	$150
Due after one year through five years	9,009	9,009	9,383	9,369	9,369	9,751
Due after five years through 10 years	17,115	17,115	17,013	17,115	17,115	16,973
Due after 10 years	156,375	156,375	138,813	157,530	157,530	139,544
	182,599	182,599	165,310	184,164	184,164	166,418
MBS (2)	3,217,027	2,952,670	3,315,410	3,443,967	3,168,025	3,544,397
Total	$3,399,626	$3,135,269	$3,480,720	$3,628,131	$3,352,189	$3,710,815
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

Note 6 — Other-Than-Temporary Impairment

We evaluate our available-for-sale and held-to-maturity securities on an individual basis for other-than-temporary impairment each quarter.

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at March 31, 2015. At March 31, 2015, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of March 31, 2015:

•
We expect debentures issued by a supranational institution that were in an unrealized loss position as of March 31, 2015, to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of March 31, 2015, none of our held-to-maturity investments in HFA securities that are in an unrealized loss position were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates, credit spreads, and illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of March 31, 2015, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at March 31, 2015.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. To ensure consistency when determining the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among all FHLBanks, the FHLBanks use an FHLBank System governance committee (the OTTI Governance Committee) and a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. We use the FHLBanks' uniform framework and approved assumptions for purposes of our other-than-temporary impairment cash-flow analyses of our private-label residential MBS and certain home equity loan investments. For additional information see Item 8 — Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment in the 2014 Annual Report.

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The OTTI Governance Committee developed a short-term housing-price forecast, with projected changes ranging from a decrease of 3.0 percent to an increase of 8.0 percent over the 12-month period beginning January 1, 2015. For the vast majority of markets, the projected short-term housing-price changes range from an increase of 1.0 percent to an increase of 5.0 percent. Thereafter, we have projected a unique recovery path for each relevant geographic area based on an internally developed framework derived from historical data.

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the quarter ended March 31, 2015, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A Private-label residential MBS (1)
2007	$9,774	8.5%	52.6%	43.8%	—%
2006	11,996	5.7	39.9	39.2	5.8
2005	23,994	7.6	26.0	41.2	31.3
2004 and prior	2,648	11.9	25.5	30.3	4.2
Total	$48,412	7.6%	34.8%	40.6%	17.2%
_______________________

(1)
Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through March 31, 2015 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	March 31, 2015
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$56,473	$48,604	$38,377	$49,313
Private-label residential MBS – Alt-A	1,408,785	1,033,489	780,109	1,072,990
ABS backed by home equity loans – Subprime	4,153	3,715	2,965	3,741
Total other-than-temporarily impaired securities	$1,469,411	$1,085,808	$821,451	$1,126,044
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

	For the Three Months Ended March 31,
	2015	2014
Balance at beginning of year	$568,653	$603,786
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	346	458
Reductions:
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(2)	(9,274)	(8,684)
Balance at end of period	$559,725	$595,560
_______________________

(1)
For the three months ended March 31, 2015 and 2014, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2015 and 2014.

(2)	Represents amounts accreted as interest income during the current period.

Note 7 — Advances

General Terms. At March 31, 2015, and December 31, 2014, we had advances outstanding with interest rates ranging from (0.19) percent to 7.96 percent and (0.22) percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$2,215	0.44%	$19,863	0.44%
Due in one year or less	18,869,617	0.46	20,561,912	0.41
Due after one year through two years	3,400,222	2.10	4,114,587	1.63
Due after two years through three years	3,649,139	2.44	3,564,747	2.68
Due after three years through four years	1,849,942	2.16	2,299,457	2.16
Due after four years through five years	1,500,382	1.95	1,087,673	2.11
Thereafter	1,692,992	2.98	1,626,475	2.98
Total par value	30,964,509	1.18%	33,274,714	1.11%
Premiums	33,003		32,887
Discounts	(18,038)		(18,549)
Market value of bifurcated derivatives (1)	2,316		1,467
Hedging adjustments	197,441		191,555
Total	$31,179,231		$33,482,074
_________________________

(1)	At March 31, 2015, and December 31, 2014, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as a stand-alone derivative.

At March 31, 2015, and December 31, 2014, we had putable advances outstanding totaling $2.2 billion and $2.3 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	March 31, 2015	December 31, 2014
Overdrawn demand-deposit accounts	$2,215	$19,863
Due in one year or less	21,009,842	22,737,137
Due after one year through two years	2,734,797	3,767,187
Due after two years through three years	2,375,589	2,155,922
Due after three years through four years	1,669,692	1,931,707
Due after four years through five years	1,479,382	1,036,423
Thereafter	1,692,992	1,626,475
Total par value	$30,964,509	$33,274,714

At both March 31, 2015, and December 31, 2014, we had callable advances outstanding totaling $30.0 million.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	March 31, 2015	December 31, 2014
Fixed-rate	$24,941,294	$27,236,551
Variable-rate	6,023,215	6,038,163
Total par value	$30,964,509	$33,274,714

Credit-Risk Exposure and Security Terms. At March 31, 2015, and December 31, 2014, we had $9.3 billion and $10.7 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to three borrowers at both March 31, 2015, and December 31, 2014, representing 29.9 percent and 32.0 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Prepayment Fees. For the three months ended March 31, 2015 and 2014, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Prepayment fees received from borrowers	$3,617	$6,695
Less: hedging fair-value adjustments on prepaid advances	(2,731)	(193)
Less: net premiums associated with prepaid advances	—	(3,928)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(246)	(80)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	3,102	—
Net prepayment fees recognized in income	$3,742	$2,494

Note 8 — Mortgage Loans Held for Portfolio

We invest in mortgage loans through the Mortgage Partnership Finance® (MPF® program). These investments (MPF loans) are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced by the related entity that sold the loan (a participating financial institution), as is the case with conventional mortgage loans. All such investments are held for portfolio.

The following table presents certain characteristics of these investments (dollars in thousands):

	March 31, 2015	December 31, 2014
Real estate
Fixed-rate 15-year single-family mortgages	$580,702	$570,663
Fixed-rate 20- and 30-year single-family mortgages	2,894,341	2,852,669
Premiums	63,770	62,554
Discounts	(2,609)	(2,761)
Deferred derivative gains, net	2,987	2,835
Total mortgage loans held for portfolio	3,539,191	3,485,960
Less: allowance for credit losses	(1,350)	(2,012)
Total mortgage loans, net of allowance for credit losses	$3,537,841	$3,483,948

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	March 31, 2015	December 31, 2014
Conventional mortgage loans	$3,052,486	$2,997,669
Government mortgage loans	422,557	425,663
Total par value	$3,475,043	$3,423,332

See Note 9 — Allowance for Credit Losses for information related to our credit risk from our investments in mortgage loans and allowance for credit losses based on these investments.

"Mortgage Partnership Finance," "MPF," “MPF 35,” “MPF Direct,” and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 9 — Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in our portfolio as of the statement of condition date. To the extent necessary, an allowance for credit losses for off-balance-sheet credit exposure is recorded as a liability.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

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

At March 31, 2015, and December 31, 2014, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended March 31, 2015 and 2014.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at March 31, 2015, and December 31, 2014. At March 31, 2015, and December 31, 2014, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2015, and December 31, 2014. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at March 31, 2015, and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$32,182	$17,944	$50,126
Past due 60-89 days delinquent	10,569	4,742	15,311
Past due 90 days or more delinquent	30,051	6,208	36,259
Total past due	72,802	28,894	101,696
Total current loans	3,049,977	405,528	3,455,505
Total mortgage loans	$3,122,779	$434,422	$3,557,201
Other delinquency statistics
In process of foreclosure, included above (1)	$13,277	$1,909	$15,186
Serious delinquency rate (2)	0.99%	1.43%	1.05%
Past due 90 days or more still accruing interest	$—	$6,208	$6,208
Loans on nonaccrual status (3)	$30,960	$—	$30,960

_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Collectively Evaluated Mortgage Loans. We evaluate the credit risk of our investments in conventional mortgage loans for impairment on a collective basis that considers loan-pool-specific attribute data at the master commitment pool level, applies estimated loss severities, and incorporates available credit enhancements to establish our best estimate of probable incurred losses at the reporting date. We do not consider credit-enhancement cash flows that are projected and assessed as not probable of receipt in reducing estimated losses. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 to 179 days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date. Additionally, for our investments in loans modified under our temporary loan modification plan, we measure the present value of expected future cash flows discounted at the loan's effective interest rate on the effective date of a loan modification and reduce the carrying value of the loan accordingly.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a participating financial institution to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on these loans on an individual loan basis. Loans that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. The resulting incurred loss is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

Charge-Off Policy. We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. As discussed in Note 2 — Recently Issued and Adopted Accounting Guidance, the charge-off requirements of AB 2012-02 were implemented on January 1, 2015. We now record a charge-off when a conventional mortgage loan is 180 or more days past due, when the borrower has filed for bankruptcy protection and the loan is at least 30 days past due, or when there is evidence of fraud. Confirming events also include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if we determine that the recorded investment in the loan is not likely to be recovered.

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value, and any related allowance for impaired loans individually assessed for impairment at March 31, 2015, and December 31, 2014, and the average recorded investment and interest income recognized on these loans during the quarters ended March 31, 2015 and 2014 (dollars in thousands).

	As of March 31, 2015			As of December 31, 2014
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$32,297	$32,265	$—	$6,679	$6,654	$—
Individually evaluated impaired mortgage loans with a related allowance	—	—	—	3,097	3,073	544
Total individually evaluated impaired mortgage loans	$32,297	$32,265	$—	$9,776	$9,727	$544

	For the Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$26,557	$120	$3,670	$48
Individually evaluated impaired mortgage loans with a related allowance	—	—	2,975	11
Total individually evaluated impaired mortgage loans	$26,557	$120	$6,645	$59

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2015 and 2014, as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2015 and 2014 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended March 31,
	2015	2014
Allowance for credit losses
Balance, beginning of year	$2,012	$2,221
Charge-offs	(602)	(87)
Reduction of provision for credit losses	(60)	(322)
Balance, end of period	$1,350	$1,812
Ending balance, individually evaluated for impairment	$—	$644
Ending balance, collectively evaluated for impairment	$1,350	$1,168
Recorded investment, end of year (1)
Individually evaluated for impairment	$32,297	$6,083
Collectively evaluated for impairment	$3,090,482	$2,911,446
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

REO. At March 31, 2015, and December 31, 2014, we had $5.1 million and $4.3 million, respectively, in assets classified as REO. During the three months ended March 31, 2015 and 2014, we sold REO assets with a recorded carrying value of $1.6 million and $2.2 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $276,000 and net losses totaling $157,000 during the three months ended March 31, 2015 and 2014, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of March 31, 2015, and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$12,939,390	$35,572	$(571,383)	$12,579,525	$26,381	$(553,967)
Forward-start interest-rate swaps	902,800	—	(48,805)	1,096,800	—	(42,209)
Total derivatives designated as hedging instruments	13,842,190	35,572	(620,188)	13,676,325	26,381	(596,176)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	444,000	13	(22,030)	423,000	31	(19,849)
Interest-rate caps or floors	300,000	—	—	300,000	—	—
Mortgage-delivery commitments (1)	43,385	212	(6)	26,927	71	(8)
Total derivatives not designated as hedging instruments	787,385	225	(22,036)	749,927	102	(19,857)
Total notional amount of derivatives	$14,629,575			$14,426,252
Total derivatives before netting and collateral adjustments		35,797	(642,224)		26,483	(616,033)
Netting adjustments and cash collateral including related accrued interest (2)		(11,371)	71,779		(11,935)	57,144
Derivative assets and derivative liabilities		$24,426	$(570,445)		$14,548	$(558,889)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $63.0 million and $45.5 million at March 31, 2015, and December 31, 2014, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $2.6 million and $290,000 at March 31, 2015, and December 31, 2014, respectively.

Net losses on derivatives and hedging activities recorded in other (loss) income for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Derivatives designated as hedging instruments
Interest-rate swaps	$(628)	$494
Cash flow hedge ineffectiveness	(80)	(135)
Total net (losses) gains related to derivatives designated as hedging instruments	(708)	359

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(3,078)	(1,836)
Interest-rate caps or floors	—	(17)
Mortgage-delivery commitments	427	111
Total net losses related to derivatives not designated as hedging instruments	(2,651)	(1,742)
Net losses on derivatives and hedging activities	$(3,359)	$(1,383)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(5,857)	$5,886	$29	$(31,899)
Investments	(26,999)	27,326	327	(9,482)
COs – bonds	15,399	(16,383)	(984)	15,698
Total	$(17,457)	$16,829	$(628)	$(25,683)

	For the Three Months Ended March 31, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$21,985	$(21,841)	$144	$(33,411)
Investments	(31,560)	31,791	231	(9,494)
Deposits	(390)	390	—	397
COs – bonds	7,886	(7,767)	119	10,637
Total	$(2,079)	$2,573	$494	$(31,871)
____________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The following table presents the losses recognized in accumulated other comprehensive loss, the losses reclassified from accumulated other comprehensive loss into income, and the effect of our hedging activities on our net losses on derivatives and hedging activities in the statement of income for our forward-start interest-rate swaps associated with CO bond hedged items in cash-flow hedge relationships (dollars in thousands).

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Losses Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended March 31, 2015	$(12,143)	Interest expense	$(4,892)	$(80)
For the Three Months Ended March 31, 2014	(6,014)	Interest expense	—	(135)

For the three months ended March 31, 2015 and 2014, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2015, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is nine years.

As of March 31, 2015, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $20.4 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (bilateral derivatives). Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investor Services (Moody's) or Standard and Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on bilateral derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all bilateral derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2015, was $570.4 million, for which we had delivered collateral with a post-haircut value of $443.1 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain bilateral derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2015 (dollars in thousands).

Post-Haircut Value of Incremental Collateral to be Delivered as of March 31, 2015

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$34,469
AA-	A+, A or A-	47,472
A-	below A-	47,691
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $8.6 million could be called by counterparties as of March 31, 2015, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

For cleared derivatives, the DCO determines initial margin requirements. We note that we clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC)-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at March 31, 2015.

Offsetting of Certain Derivatives. We present derivatives, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing member and/or by counterparty.

The following table presents separately the fair value of derivatives meeting or not meeting netting requirements, with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of March 31, 2015, and December 31, 2014 (dollars in thousands).

	March 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Bilateral derivatives	$19,482	$(585,698)	$20,083	$(578,073)
Cleared derivatives	16,103	(56,520)	6,329	(37,952)
Total gross recognized amount	35,585	(642,218)	26,412	(616,025)
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(17,809)	15,259	(19,481)	19,191
Cleared derivatives	6,438	56,520	7,546	37,953
Total gross amounts of netting adjustments and cash collateral	(11,371)	71,779	(11,935)	57,144
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	1,673	(570,439)	602	(558,882)
Cleared derivatives	22,541	—	13,875	1
Total net amounts after netting adjustments and cash collateral	24,214	(570,439)	14,477	(558,881)
Derivatives not meeting netting requirements
Mortgage delivery commitments	212	(6)	71	(8)
Total derivative assets and total derivative liabilities
Bilateral derivatives	1,673	(570,439)	602	(558,882)
Cleared derivatives	22,541	—	13,875	1
Mortgage delivery commitments	212	(6)	71	(8)
Total derivative assets and total derivative liabilities presented in the statement of condition	24,426	(570,445)	14,548	(558,889)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Bilateral derivatives	—	63,870	—	66,056
Cannot be sold or repledged
Bilateral derivatives	—	399,904	—	392,944
Total non-cash collateral received or pledged, not offset	—	463,774	—	459,000
Net amount
Bilateral derivatives	1,673	(106,665)	602	(99,882)
Cleared derivatives	22,541	—	13,875	2
Mortgage delivery commitments	212	(6)	71	(8)
Total net amount	$24,426	$(106,671)	$14,548	$(99,888)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At March 31, 2015, and December 31, 2014, we had additional net credit exposure of $2.6 million and $4.0 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	March 31, 2015	December 31, 2014
Interest-bearing
Demand and overnight	$390,290	$340,441
Other	3,475	5,120
Noninterest-bearing
Other	35,578	23,770
Total deposits	$429,343	$369,331

Note 12 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at March 31, 2015, and December 31, 2014, by year of contractual maturity (dollars in thousands):

	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$7,185,435	1.11%	$6,675,745	1.41%
Due after one year through two years	5,418,320	1.34	5,573,745	1.46
Due after two years through three years	4,607,100	2.02	4,842,570	1.91
Due after three years through four years	2,324,455	1.78	2,392,380	1.77
Due after four years through five years	2,499,685	1.98	2,244,815	1.95
Thereafter	3,199,955	2.88	3,599,085	2.79
Total par value	25,234,950	1.70%	25,328,340	1.79%
Premiums	186,191		199,628
Discounts	(17,938)		(19,386)
Hedging adjustments	13,576		(2,808)
	$25,416,779		$25,505,774
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at March 31, 2015, and December 31, 2014, included (dollars in thousands):

	March 31, 2015	December 31, 2014
Par value of CO bonds
Noncallable and nonputable	$20,842,950	$20,853,340
Callable	4,392,000	4,475,000
Total par value	$25,234,950	$25,328,340

The following is a summary of the CO bonds for which we were primarily liable at March 31, 2015, and December 31, 2014, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2015	December 31, 2014
Due in one year or less	$11,127,435	$10,805,745
Due after one year through two years	4,578,320	4,928,745
Due after two years through three years	4,122,100	4,252,570
Due after three years through four years	2,079,455	2,027,380
Due after four years through five years	1,829,685	1,619,815
Thereafter	1,497,955	1,694,085
Total par value	$25,234,950	$25,328,340

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at March 31, 2015, and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Par value of CO bonds
Fixed-rate	$22,092,950	$22,513,340
Simple variable-rate	2,370,000	1,970,000
Step-up	772,000	845,000
Total par value	$25,234,950	$25,328,340

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2015	$23,451,068	$23,452,910	0.07%
December 31, 2014	$25,309,608	$25,312,040	0.08%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the three months ended March 31, 2015, and year ended December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Balance at beginning of year	$66,993	$62,591
AHP expense for the period	3,767	17,623
AHP direct grant disbursements	(4,589)	(12,012)
AHP subsidy for AHP advance disbursements	(79)	(1,321)
Return of previously disbursed grants and subsidies	—	112
Balance at end of period	$66,092	$66,993

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

The following tables demonstrate our compliance with our regulatory capital requirements at March 31, 2015, and December 31, 2014 (dollars in thousands):

Risk-Based Capital Requirements	March 31, 2015	December 31, 2014

Permanent capital
Class B capital stock	$2,440,386	$2,413,114
Mandatorily redeemable capital stock	57,281	298,599
Retained earnings	924,745	901,658
Total permanent capital	$3,422,412	$3,613,371
Risk-based capital requirement
Credit-risk capital	$416,719	$414,765
Market-risk capital	54,166	75,560
Operations-risk capital	141,265	147,097
Total risk-based capital requirement	$612,150	$637,422
Permanent capital in excess of risk-based capital requirement	$2,810,262	$2,975,949

	March 31, 2015		December 31, 2014
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$612,150	$3,422,412	$637,422	$3,613,371
Total regulatory capital	$2,122,634	$3,422,412	$2,204,267	$3,613,371
Total capital-to-asset ratio	4.0%	6.4%	4.0%	6.6%

Leverage Ratio
Leverage capital	$2,653,292	$5,133,618	$2,755,334	$5,420,057
Leverage capital-to-assets ratio	5.0%	9.7%	5.0%	9.8%

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(101,765)	$(324,928)	$(51,594)	$(3,229)	$(481,516)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	4,829	—	(6,014)	—	(1,185)
Accretion of noncredit loss	—	12,135	—	—	12,135
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	458	—	—	458
Amortization - hedging activities (2)	—	—	5	—	5
Amortization - pension and postretirement benefits (3)	—	—	—	112	112
Other comprehensive income (loss)	4,829	12,593	(6,009)	112	11,525
Balance, March 31, 2014	$(96,936)	$(312,335)	$(57,603)	$(3,117)	$(469,991)

Balance, December 31, 2014	$(73,623)	$(275,942)	$(81,428)	$(5,993)	$(436,986)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	20,589	—	(12,143)	—	8,446
Accretion of noncredit loss	—	11,463	—	—	11,463
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	122	—	—	122
Amortization - hedging activities (4)	—	—	4,896	—	4,896
Amortization - pension and postretirement benefits (3)	—	—	—	230	230
Other comprehensive income (loss)	20,589	11,585	(7,247)	230	25,157
Balance, March 31, 2015	$(53,034)	$(264,357)	$(88,675)	$(5,763)	$(411,829)
_______________________

(1)	Recorded in net amount of impairment losses reclassified from accumulated other comprehensive loss in the statement of operations.

(2)	Recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $4.9 million recorded in CO bond interest expense and $4,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

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

The following table sets forth our net pension costs under our defined benefit plan and expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Qualified Defined Benefit Multiemployer Plan - Pentegra Defined Benefit Plan	$103	$763
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	248	236
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	110	99

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

The following table presents the components of net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2015	2014	2015	2014
Net Periodic Benefit Cost
Service cost	$171	$125	$7	$7
Interest cost	121	108	7	8
Amortization of net actuarial loss	229	112	1	—
Net periodic benefit cost	$521	$345	$15	$15

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 1 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2014 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2015, other than the following:

Impaired Conventional Mortgage Loans. The fair value of impaired conventional mortgage loans is based on the lower of the carrying value of the loans or fair value of the collateral less estimated costs to sell, or may be based on the present value of estimated future cash flows.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at March 31, 2015, and December 31, 2014, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	March 31, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$698,422	$698,422	$698,422	$—	$—	$—
Interest-bearing deposits	249	249	249	—	—	—
Securities purchased under agreements to resell	6,100,000	6,099,941	—	6,099,941	—	—
Federal funds sold	2,355,000	2,354,991	—	2,354,991	—	—
Trading securities(1)	243,439	243,439	—	243,439	—	—
Available-for-sale securities(1)	5,667,646	5,667,646	—	5,667,646	—	—
Held-to-maturity securities	3,135,269	3,480,720	—	1,979,949	1,500,771	—
Advances	31,179,231	31,369,080	—	31,369,080	—	—
Mortgage loans, net	3,537,841	3,683,234	—	3,657,876	25,358	—
Accrued interest receivable	74,409	74,409	—	74,409	—	—
Derivative assets(1)	24,426	24,426	—	35,797		(11,371)
Other assets (1)	15,154	15,154	9,298	5,856	—	—
Liabilities:
Deposits	(429,343)	(429,343)	—	(429,343)	—	—
COs:
Bonds	(25,416,779)	(25,749,019)	—	(25,749,019)	—	—
Discount notes	(23,451,068)	(23,451,568)	—	(23,451,568)	—	—
Mandatorily redeemable capital stock	(57,281)	(57,281)	(57,281)	—	—	—
Accrued interest payable	(94,445)	(94,445)	—	(94,445)	—	—
Derivative liabilities(1)	(570,445)	(570,445)	—	(642,224)	—	71,779
Other:
Commitments to extend credit for advances	—	1,306	—	1,306	—	—
Standby letters of credit	(779)	(779)	—	(779)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

	December 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$1,124,536	$1,124,536	$1,124,536	$—	$—	$—
Interest-bearing deposits	163	163	163	—	—	—
Securities purchased under agreements to resell	5,250,000	5,249,941	—	5,249,941	—	—
Federal funds sold	2,550,000	2,549,982	—	2,549,982	—	—
Trading securities(1)	244,969	244,969	—	244,969	—	—
Available-for-sale securities(1)	5,481,978	5,481,978	—	5,481,978	—	—
Held-to-maturity securities	3,352,189	3,710,815	—	2,176,268	1,534,547	—
Advances	33,482,074	33,618,345	—	33,618,345	—	—
Mortgage loans, net	3,483,948	3,612,078	—	3,612,078	—	—
Accrued interest receivable	77,411	77,411	—	77,411	—	—
Derivative assets(1)	14,548	14,548	—	26,483		(11,935)
Other assets(1)	11,200	11,200	5,682	5,518	—	—
Liabilities:
Deposits	(369,331)	(369,330)	—	(369,330)	—	—
COs:
Bonds	(25,505,774)	(25,741,697)	—	(25,741,697)	—	—
Discount notes	(25,309,608)	(25,310,307)	—	(25,310,307)	—	—
Mandatorily redeemable capital stock	(298,599)	(298,599)	(298,599)	—	—	—
Accrued interest payable	(91,225)	(91,225)	—	(91,225)	—	—
Derivative liabilities(1)	(558,889)	(558,889)	—	(616,033)	—	57,144
Other:
Commitments to extend credit for advances	—	430	—	430	—	—
Standby letters of credit	(745)	(745)	—	(745)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at March 31, 2015, and December 31, 2014, by fair-value hierarchy level (dollars in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$11,760	$—	$—	$11,760
GSEs – single-family MBS	—	2,073	—	—	2,073
GSEs – multifamily MBS	—	229,606	—	—	229,606
Total trading securities	—	243,439	—	—	243,439
Available-for-sale securities:
Supranational institutions	—	456,188	—	—	456,188
U.S. government-owned corporations	—	292,251	—	—	292,251
GSEs	—	126,083	—	—	126,083
U.S. government guaranteed – single-family MBS	—	192,619	—	—	192,619
U.S. government guaranteed – multifamily MBS	—	915,516	—	—	915,516
GSEs – single-family MBS	—	3,684,989	—	—	3,684,989
Total available-for-sale securities	—	5,667,646	—	—	5,667,646
Derivative assets:
Interest-rate-exchange agreements	—	35,585	—	(11,371)	24,214
Mortgage delivery commitments	—	212	—	—	212
Total derivative assets	—	35,797	—	(11,371)	24,426
Other assets	9,298	5,856	—	—	15,154
Total assets at fair value	$9,298	$5,952,738	$—	$(11,371)	$5,950,665
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(642,218)	$—	$71,779	$(570,439)
Mortgage delivery commitments	—	(6)	—	—	(6)
Total liabilities at fair value	$—	$(642,224)	$—	$71,779	$(570,445)
_______________________

(1)
These amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

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
_______________________

(1)
These amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity investment securities, mortgage loans held for portfolio, and REO at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security).

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis at March 31, 2015, and December 31, 2014 (dollars in thousands).

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$11,861	$11,861
Mortgage loans held for portfolio	—	—	346	346
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$12,207	$12,207

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$23,259	$23,259
REO	—	—	843	843
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,102	$24,102

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2015, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2015, and December 31, 2014. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $763.5 billion and $796.4 billion at March 31, 2015, and December 31, 2014, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of March 31, 2015, and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$3,840,184	$65,032	$3,905,216	$4,065,555	$125,381	$4,190,936
Commitments for unused lines of credit - advances (2)	1,274,831	—	1,274,831	1,255,445	—	1,255,445
Commitments to make additional advances	452,369	51,846	504,215	592,430	63,185	655,615
Commitments to invest in mortgage loans	43,385	—	43,385	26,927	—	26,927
Unsettled CO bonds, at par (3)	64,510	—	64,510	15,000	—	15,000
Unsettled CO discount notes, at par	—	—	—	500,000	—	500,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At March 31, 2015, and December 31, 2014, these amounts totaled $261.1 million and $26.2 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $6.5 million at March 31, 2015.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)	We had $64.5 million and $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at March 31, 2015, and December 31, 2014, respectively.

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

The original terms of these standby letters of credit range from final expiries in 20 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $779,000 and $745,000 at March 31, 2015, and December 31, 2014, respectively.

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

Note 19 — Transactions with Shareholders

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At March 31, 2015, and December 31, 2014, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at March 31, 2015, and December 31, 2014 (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2015
Citizens Bank, N.A.	$317,502	12.7%	$5,766,698	18.6%	$481	1.4%

As of December 31, 2014
Citizens Bank, N.A.	$317,502	11.7%	$5,768,096	17.3%	$283	1.0%

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three months ended March 31, 2015 and 2014 as follows (dollars in thousands):

	For the Three Months Ended March 31,
Citizens Bank, N.A.	2015	2014
Interest income on advances	$3,716	$2,158
Fees on letters of credit	989	790

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2015	$86,607	3.5%	$1,056,785	3.4%	$1,260	3.8%
As of December 31, 2014	79,386	2.9	918,127	2.8	1,227	4.2

Note 20 — Subsequent Events

We settled our private-label MBS claims with certain defendants for an aggregate amount of $134.7 million (which amount is net of legal fees and expenses).

On April 23, 2015, the board of directors declared a cash dividend at an annualized rate of 1.76 percent based on capital stock balances outstanding during the first quarter of 2015. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $10.9 million and was paid on May 4, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2014 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report, and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. We do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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

•	losses arising from litigation filed against us or one or more of the other FHLBanks;

•	gains resulting from legal claims we have;

•	losses arising from our joint and several liability on COs;

•	significant business disruptions resulting from vendor or third-party failure, natural or other disasters, cyberincidents, acts of war, or terrorism; and

•	new accounting standards.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2014 Annual Report.

EXECUTIVE SUMMARY

Our net income declined by $2.5 million to $33.6 million for the quarter ended March 31, 2015, from $36.1 million for the quarter ended March 31, 2014. The decrease was impacted by the $4.3 million decline in litigation settlements related to certain of our investments in private-label MBS. Our retained earnings grew to $924.7 million at March 31, 2015, from $901.7 million at December 31, 2014. We continue to satisfy all regulatory capital requirements as of March 31, 2015.

Repurchases of excess stock have led to reductions in our regulatory capital levels, including reductions to mandatorily redeemable capital stock from $298.6 million at December 31, 2014 to $57.3 million at March 31, 2015. Dividend payments on mandatorily redeemable capital stock are classified as interest expense, so the repurchase of this stock should lead to a reduction in interest expense, all other things being equal. For the quarter ended March 31, 2015, interest expense on mandatorily redeemable capital stock amounted to $335,000 compared with $3.6 million for the quarter ended March 31, 2014.

On April 23, 2015, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.76 percent, the approximate daily average three-month LIBOR yield for the first quarter of 2015 plus 150 basis points. In declaring this dividend, the board stated that it expects to declare cash dividends at a spread over three-month LIBOR of at least this level through 2015, though a quarterly loss or a significant, adverse event or trend would cause a dividend to be suspended.

Subsequent to the quarter covered by this report, we settled our private-label MBS claims with certain defendants for an aggregate amount of $134.7 million, which amount is net of legal fees and expenses. For additional information, see Part II — Item 1 — Legal Proceedings.

Net Interest Margin

In 2015, we experienced compression in net interest margin, as expected. Net interest margin fell to 0.40 percent for the quarter ended March 31, 2015, from 0.46 percent for the quarter ended March 31, 2014. The compression resulted from the run-off of higher-yielding long-term advances, investments and mortgage loans. We expect some further compression in 2015 because we expect those same factors to continue throughout the year.

Advances Balances

Our advances balances declined $2.3 billion to $31.2 billion at March 31, 2015, from $33.5 billion at December 31, 2014. The decrease was concentrated primarily in lower-margin short-term advances. We cannot predict whether this trend will continue.

Investments in Private-Label MBS

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.3 billion at March 31, 2015, compared with $6.4 billion at its peak in September 30, 2007, and other-than-temporary impairment credit losses recognized in recent periods have dropped significantly from those of earlier periods.

For the quarter ended March 31, 2015 and 2014, we recognized $9.3 million and $8.7 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2014 Annual Report.

ECONOMIC CONDITIONS

Economic Environment

After a year of strong growth in 2014, the US economy’s momentum moderated during the first quarter of 2015, hampered by the harsh winter weather, the West Coast port disruptions, and less energy-related investment amid a global energy sector downturn. Consistent with trends over the past two years, the New England region trailed the pace of the national recovery in the first quarter of 2015.

Both the New England region and the United States experienced continued payroll employment growth and year-over-year unemployment rate declines during the first quarter of 2015. However, the pace of job creation slowed down in the first quarter of 2015 and the national unemployment rate remained at 5.5 percent during March 2015.

The United States and New England housing markets continued to improve in 2015. Looking ahead, we would expect that the recent strengthening in the broader economy, accompanied by meaningful income growth, should increase housing market activity, amid historically low mortgage rates and a gradual easing of lending standards.

Interest-Rate Environment

We note that on April 29, 2015, the Federal Open Market Committee issued a press release providing that an accommodative stance of monetary policy remains appropriate and that when it decides to take a less accommodative stance, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
3.5
3
2.5
2
1.5
1
0.5
0
Q1 '12
Q2 '12
Q3 '12
Q4 '12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15

The federal funds target rate has remained constant at zero to 0.25 percent during the time periods displayed in the chart above.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2014, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Statement of Condition
Total assets	$53,065,843	$55,106,677	$51,904,866	$54,582,707	$50,061,243
Investments(1)	17,501,603	16,879,299	15,165,427	18,533,830	16,878,224
Advances	31,179,231	33,482,074	31,409,529	32,299,253	29,699,600
Mortgage loans held for portfolio, net(2)	3,537,841	3,483,948	3,403,883	3,353,946	3,347,987
Deposits and other borrowings	429,343	369,331	520,864	466,755	522,003
Consolidated obligations:
Bonds	25,416,779	25,505,774	25,011,037	23,796,134	24,477,903
Discount notes	23,451,068	25,309,608	22,559,486	26,062,381	20,247,904
Total consolidated obligations	48,867,847	50,815,382	47,570,523	49,858,515	44,725,807
Mandatorily redeemable capital stock	57,281	298,599	244,045	603,987	977,685
Class B capital stock outstanding-putable(3)	2,440,386	2,413,114	2,393,508	2,489,859	2,562,857
Unrestricted retained earnings	781,261	764,888	746,329	717,271	701,567
Restricted retained earnings	143,484	136,770	129,863	120,288	114,026
Total retained earnings	924,745	901,658	876,192	837,559	815,593
Accumulated other comprehensive loss	(411,829)	(436,986)	(440,462)	(445,387)	(469,991)
Total capital	2,953,302	2,877,786	2,829,238	2,882,031	2,908,459
Other Information
Total regulatory capital ratio(4)	6.45%	6.56%	6.77%	7.20%	8.70%
_____________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $1.4 million, $2.0 million, $2.4 million, $2.0 million, and $1.8 million for the quarters ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to the Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net interest income	$54,463	$57,072	$51,604	$50,047	$54,569
(Reduction of) provision for credit losses	(60)	(233)	373	243	(322)
Net impairment losses on held-to-maturity securities recognized in earnings	(346)	(411)	(311)	(399)	(458)
Litigation settlements	23	(12)	17,543	159	4,310
Other (loss) income	(278)	(1,721)	553	1,900	(1,318)
Other expense	16,584	16,655	15,673	16,373	16,954
AHP assessments	3,767	3,969	5,470	3,778	4,406
Net income	$33,571	$34,537	$47,873	$31,313	$36,065
Other Information
Dividends declared	$10,484	$9,071	$9,240	$9,347	$9,262
Dividend payout ratio	31.23%	26.26%	19.30%	29.85%	25.68%
Weighted-average dividend rate(1)	1.74	1.49	1.48	1.49	1.49
Return on average equity(2)	4.67	4.80	6.70	4.38	5.10
Return on average assets	0.24	0.26	0.35	0.24	0.31
Net interest margin(3)	0.40	0.43	0.38	0.38	0.46
Average equity to average assets	5.20	5.40	5.24	5.44	5.99
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Net income decreased to $33.6 million at March 31, 2015, from $36.1 million at March 31, 2014. The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

Net interest income for the quarter ending March 31, 2015, was $54.5 million, compared with $54.6 million for the same period in 2014. The $106,000 decrease in net interest income was primarily due to a five basis point narrowing of the spread between interest earned on assets and interest paid on liabilities (net interest spread), discussed in more detail below. The decline in net interest spread was offset by an increase in average earning assets, which increased $7.9 billion from $47.7 billion for 2014, to $55.7 billion for 2015. The increase in average earning assets was driven by a $3.5 billion increase in average advance balances and a $4.3 billion increase in average investments balances. For additional information see — Rate and Volume Analysis. We note that growth in these asset categories was concentrated mainly in low-margin, short-term maturities. Also net prepayment fees from investments and advances increased $1.2 million, from $2.7 million in the first quarter of 2014 to $3.9 million in the first quarter of 2015.

Additionally, $9.3 million of our interest income for the quarter ended March 31, 2015, was from the accretion of discount on securities that were other-than-temporarily impaired in prior periods, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $590,000 from $8.7 million of accretion recorded in the first quarter of 2014.

Notwithstanding the increase in the accretion of discount on securities that were other-than-temporarily impaired in prior periods, but for which a significant improvement in projected cash flows has subsequently been recognized, net interest spread was 0.36 percent for the quarter ended March 31, 2015, a five basis point decrease from the same period in 2014, and net interest margin was 0.40 percent, a six basis point decrease from the same period in 2014. This trend is attributable to several factors, including:

•
much of the growth in advances that has occurred this year has been in low-margin products such as short-term and floating-rate advances, which have replaced higher-yielding advances that have matured or were prepaid

•
our opportunities to refinance our higher-cost callable debt (as we principally did in the years between 2008 and 2012) have largely been exhausted, but our fixed-rate, mortgage-related assets continue to expire.

We have been expecting this compression as noted under — Executive Summary, and expect further compression to continue during the year.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$31,622,524	$61,150	0.78%	$28,170,424	$58,365	0.84%
Securities purchased under agreements to resell	4,893,422	803	0.07	4,920,555	593	0.05
Federal funds sold	6,592,767	1,627	0.10	3,114,778	485	0.06
Investment securities(2)	9,022,548	47,924	2.15	8,182,319	45,499	2.26
Mortgage loans	3,500,401	31,051	3.60	3,354,013	31,759	3.84
Other earning assets	23,376	11	0.19	1,409	—	0.04
Total interest-earning assets	55,655,038	142,566	1.04	47,743,498	136,701	1.16
Other non-interest-earning assets	410,435			352,491
Fair-value adjustments on investment securities	(25,335)			(211,071)
Total assets	$56,040,138	$142,566	1.03%	$47,884,918	$136,701	1.16%
Liabilities and capital
Consolidated obligations
Discount notes	$26,125,896	$5,513	0.09%	$18,458,535	$3,022	0.07%
Bonds	25,671,068	82,241	1.30	24,182,322	75,511	1.27
Deposits	394,206	14	0.01	527,760	7	0.01
Mandatorily redeemable capital stock	77,207	335	1.76	977,393	3,591	1.49
Other borrowings	556	—	0.10	1,842	1	0.22
Total interest-bearing liabilities	52,268,933	88,103	0.68	44,147,852	82,132	0.75
Other non-interest-bearing liabilities	858,225			867,269
Total capital	2,912,980			2,869,797
Total liabilities and capital	$56,040,138	$88,103	0.64%	$47,884,918	$82,132	0.70%
Net interest income		$54,463			$54,569
Net interest spread			0.36%			0.41%
Net interest margin			0.40%			0.46%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2015 and 2014. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$6,843	$(4,058)	$2,785
Securities purchased under agreements to resell	(3)	213	210
Federal funds sold	749	393	1,142
Investment securities	4,527	(2,102)	2,425
Mortgage loans	1,350	(2,058)	(708)
Other earning assets	9	2	11
Total interest income	13,475	(7,610)	5,865
Interest expense
Consolidated obligations
Discount notes	1,469	1,022	2,491
Bonds	4,733	1,996	6,729
Deposits	(2)	9	7
Mandatorily redeemable capital stock	(3,808)	552	(3,256)
Total interest expense	2,392	3,579	5,971
Change in net interest income	$11,083	$(11,189)	$(106)

Average Balance of Advances Outstanding

The average balance of total advances increased $3.5 billion, or 12.3 percent, for the three months ended March 31, 2015, compared with the same period in 2014. We experienced a rise in average advances balances during the year concentrated in floating-rate and long-term fixed-rate advances, as discussed under — Executive Summary — Advances Balances. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the three months ended March 31, 2015 and 2014, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Fixed-rate advances—par value
Long-term	$12,552,618	$10,378,904
Short-term	8,844,661	9,903,664
Putable	2,135,045	2,463,048
Overnight	909,117	887,160
Amortizing	880,556	873,881
All other fixed-rate advances	72,000	72,000
	25,393,997	24,578,657
Variable-rate indexed advances—par value
Simple variable	5,915,000	3,133,444
Putable	51,556	116,000
All other variable-rate indexed advances	44,335	33,615
	6,010,891	3,283,059
Total average par value	31,404,888	27,861,716

Net premiums	14,723	26,600
Market value of bifurcated derivatives	1,973	1,256
Hedging adjustments	200,940	280,852
Total average balance of advances	$31,622,524	$28,170,424

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $4.9 billion for the quarter ended March 31, 2015. Therefore, a significant portion of our advances, including overnight, short-term fixed-rate, fixed-rate putable, certain fixed-rate bullet, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $20.7 billion for the quarter ended March 31, 2015, representing 65.5 percent of the total average balance of advances outstanding during the quarter ended March 31, 2015. The average balance of all such advances totaled $18.6 billion for the quarter ended March 31, 2014, representing 66.0 percent of the total average balance of advances outstanding during the quarter ended March 31, 2014.

For the quarters ended March 31, 2015 and 2014, net prepayment fees on advances and investments were $3.9 million and $2.7 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $3.5 billion, or 43.2 percent, for the quarter ended March 31, 2015, compared with the same period in 2014. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. We have increased these investments principally in response to growth in our advances balances to maintain our contingency liquidity to refinance debt used to fund advances. For the quarter ended March 31, 2015, average balances of federal funds sold increased $3.5 billion and average balances of securities purchased under agreements to resell decreased $27.1 million in comparison to the quarter ended March 31, 2014.

Average investment-securities balances increased $840.2 million, or 10.3 percent for the quarter ended March 31, 2015, compared with the same period in 2014, an increase consisting primarily of a $1.3 billion increase in MBS offset by a $431.4 million decline in agency and supranational institutions' debentures.

Average Balance of COs

Average CO balances increased $9.2 billion, or 21.5 percent, for the quarter ended March 31, 2015, compared with the same period in 2014, resulting from our increased funding needs principally due to the increase in our average advances balances and short-term money-market investment balances. This overall increase consisted of an increase of $7.7 billion in CO discount notes and an increase of $1.5 billion in CO bonds.

The average balance of CO discount notes represented approximately 50.4 percent of total average COs during the quarter ended March 31, 2015, as compared with 43.3 percent of total average COs during the quarter ended March 31, 2014. The average balance of CO bonds represented 49.6 percent and 56.7 percent of total average COs outstanding during the quarters ended March 31, 2015 and 2014, respectively. The growth in average CO discount notes is commensurate with our asset growth, which has been primarily in short-term assets.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three months ended March 31, 2015 and 2014, (dollars in thousands).

	For the Three Months Ended March 31, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,291)	$—	$(125)	$(508)	$(1,924)
Net interest settlements included in net interest income (2)	(31,899)	(9,482)	—	15,698	(25,683)
Total net interest income	(33,190)	(9,482)	(125)	15,190	(27,607)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	29	327	—	(984)	(628)
Losses on cash-flow hedges	—	—	—	(80)	(80)
Gains (losses) on derivatives not receiving hedge accounting	2	(3,139)	—	59	(3,078)
Mortgage delivery commitments	—	—	427	—	427
Net gains (losses) on derivatives and hedging activities	31	(2,812)	427	(1,005)	(3,359)

Subtotal	(33,159)	(12,294)	302	14,185	(30,966)

Net gains on trading securities	—	1,281	—	—	1,281
Total net effect of derivatives and hedging activities	$(33,159)	$(11,013)	$302	$14,185	$(29,685)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended March 31, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,054)	$—	$(59)	$—	$5,182	$3,069
Net interest settlements included in net interest income (2)	(33,411)	(9,494)	—	397	10,671	(31,837)
Total net interest income	(35,465)	(9,494)	(59)	397	15,853	(28,768)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	144	231	—	—	119	494
Losses on cash-flow hedges	—	—	—	—	(135)	(135)
Losses on derivatives not receiving hedge accounting	—	(1,836)	—	—	(17)	(1,853)
Mortgage delivery commitments	—	—	111	—	—	111
Net gains (losses) on derivatives and hedging activities	144	(1,605)	111	—	(33)	(1,383)

Subtotal	(35,321)	(11,099)	52	397	15,820	(30,151)

Net gains on trading securities	—	754	—	—	—	754
Total net effect of derivatives and hedging activities	$(35,321)	$(10,345)	$52	$397	$15,820	$(29,397)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended March 31, 2015 and 2014, was 0.40 percent and 0.46 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.58 percent and 0.73 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.8 million and $1.7 million, respectively for the three months ended March 31, 2015 and 2014.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three months ended March 31, 2015 and 2014. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Gains (losses) on derivatives and hedging activities:
Net (losses) gains related to fair-value hedge ineffectiveness	$(628)	$494
Net losses related to cash-flow hedge ineffectiveness	(80)	(135)
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	42	(121)
Trading securities	(1,359)	(17)
Mortgage delivery commitments	427	111
Net interest-accruals related to derivatives not receiving hedge accounting	(1,761)	(1,715)
Net losses on derivatives and hedging activities	(3,359)	(1,383)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(346)	(458)
Litigation settlements	23	4,310
Loss on early extinguishment of debt	—	(2,223)
Service-fee income	1,919	1,670
Net unrealized gains on trading securities	1,281	754
Other	(119)	(136)
Total other (loss) income	$(601)	$2,534

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

FINANCIAL CONDITION

Advances

At March 31, 2015, the advances portfolio totaled $31.2 billion, a decrease of $2.3 billion compared with $33.5 billion at December 31, 2014. For additional information on advances balances trends see Executive Summary — Advances Balances.

The following table summarizes advances outstanding by product type at March 31, 2015 and December 31, 2014.

Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2015		December 31, 2014
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$12,785,985	41.3%	$12,029,059	36.2%
Short-term	8,506,512	27.5	10,526,292	31.6
Putable	2,107,725	6.8	2,180,225	6.6
Overnight	595,729	1.9	1,545,869	4.6
Amortizing	873,343	2.8	883,106	2.7
All other fixed-rate advances	72,000	0.2	72,000	0.2
	24,941,294	80.5	27,236,551	81.9

Variable-rate advances
Simple variable	5,915,000	19.1	5,915,000	17.8
Putable	73,000	0.3	74,000	0.2
All other variable-rate indexed advances	35,215	0.1	49,163	0.1
	6,023,215	19.5	6,038,163	18.1
Total par value	$30,964,509	100.0%	$33,274,714	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At March 31, 2015, we had advances outstanding to 309, or 69.0 percent of our 448 members. At December 31, 2014, we had advances outstanding to 314, or 69.9 percent of our 449 members.

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

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members at March 31, 2015, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of March 31, 2015 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	266	$22,295,678	$58,780,677	263.6%
Category-2	19	6,221,882	10,621,262	170.7
Category-3	15	533,733	785,210	147.1
Insurance companies	15	1,913,216	2,070,895	108.2
Total	315	$30,964,509	$72,258,044	233.4%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of March 31, 2015.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$35,087,493
Collateral specifically listed and identified	33,060,631
Collateral delivered to us	9,074,603

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2014 Annual Report. At both March 31, 2015, and December 31, 2014, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at March 31, 2015, and December 31, 2014, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at March 31, 2015, and the interest earned on outstanding advances to such institutions for the three months ended March 31, 2015.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	March 31, 2015
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2015
Citizens Bank, N.A.	$5,766,698	18.6%	0.25%	$3,716
People's United Bank, N.A.	1,905,419	6.1	0.23	1,063
Webster Bank, N.A.	1,584,324	5.1	0.75	2,868
Berkshire Bank	946,052	3.1	0.30	732
Massachusetts Mutual Life Insurance Company	700,000	2.3	2.25	3,942
Total of top five advance-borrowing institutions	$10,902,493	35.2%		$12,321
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2015, investment securities and short-term money market instruments totaled $17.5 billion, compared with $16.9 billion at December 31, 2014.

Short-term money-market investments increased $655.1 million to $8.5 billion at March 31, 2015, compared with December 31, 2014. The increase was comprised of an $850.0 million increase in securities purchased under agreements to resell and a $195.0 million decrease in federal funds sold.

Investment securities declined $32.8 million to $9.0 billion at March 31, 2015, compared with December 31, 2014. The decrease was attributable to a $49.6 million decrease in MBS offset by an increase of $18.7 million in the market value of available-for-sale agency and supranational institutions' debentures.

Our MBS investment portfolio consists of the following categories of securities as of March 31, 2015, and December 31, 2014. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	March 31, 2015	December 31, 2014
Single-family MBS - U.S. government-guaranteed and GSE	65.7%	64.8%
Multifamily MBS - U.S. government-guaranteed and GSE	21.1	21.9
Private-label residential MBS	13.0	13.1
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of March 31, 2015 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$249	$—	$—	$—	$—
Securities purchased under agreements to resell	—	3,250,000	1,350,000	1,500,000	—	—
Federal funds sold	—	675,000	1,680,000	—	—	—
Total money-market instruments	—	3,925,249	3,030,000	1,500,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	5,416	—	—	—	—
U.S. government-owned corporations	—	292,251	—	—	—	—
GSEs	—	126,083	—	—	—	—
Supranational institutions	456,188	—	—	—	—	—
HFA securities	21,925	40,300	112,842	—	—	2,116
Total non-MBS	478,113	464,050	112,842	—	—	2,116

MBS:
U.S. government guaranteed - single-family (2)	—	223,490	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	982,337	—	—	—	—
GSE – single-family (2)	—	5,029,498	—	—	—	—
GSE – multifamily (2)	—	702,901	—	—	—	—
Private-label – residential	6,795	255	41,909	70,312	915,862	6
ABS backed by home-equity loans	572	1,136	7,773	2,209	4,178	—
Total MBS	7,367	6,939,617	49,682	72,521	920,040	6

Total investment securities	485,480	7,403,667	162,524	72,521	920,040	2,122

Total investments	$485,480	$11,328,916	$3,192,524	$1,572,521	$920,040	$2,122
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2015. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At March 31, 2015, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $3.2 billion to nine counterparties and issuers, of which $2.3 billion was for federal funds sold, and $887.0 million was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of March 31, 2015:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of March 31, 2015

Issuer / counterparty	Percent
National Australia Bank LTD (1)	20.8%
Rabobank Nederland (1)	16.7
Bank of Nova Scotia (1)	16.7
Inter-American Development Bank (a supranational institution)	14.2
Canadian Imperial Bank of Commerce (1)	12.3
_______________________

(1)	Overnight federal funds sold. We sold federal funds to either the U.S. branch or agency office of the named foreign commercial bank.

Private-Label MBS

Of our $8.5 billion in par value of MBS and ABS investments at March 31, 2015, $1.7 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	March 31, 2015			December 31, 2014
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$12,070	$146,601	$158,671	$12,334	$152,296	$164,630
Alt-A	26,614	1,496,814	1,523,428	27,447	1,532,827	1,560,274
Total private-label residential MBS	38,684	1,643,415	1,682,099	39,781	1,685,123	1,724,904
ABS backed by home equity loans
Subprime	—	17,083	17,083	—	17,440	17,440
Total par value of private-label MBS	$38,684	$1,660,498	$1,699,182	$39,781	$1,702,563	$1,742,344
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The amounts outstanding as of March 31, 2015, are stratified by year of issuance of the security. The table also sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of March 31, 2015, reflect the percentage of subordinated class outstanding balances as of March 31, 2015, to our senior class outstanding balances as of March 31, 2015, weighted by the par value of our respective senior class securities, and shown by year of securitization. Average current credit enhancements as of March 31, 2015, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization At March 31, 2015 (dollars in thousands)

		Year of Securitization
	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$7,394	$—	$—	$6,796	$598
Double-A	1,391	—	—	—	1,391
Single-A	49,682	—	—	30,105	19,577
Triple-B	72,689	—	—	13,403	59,286
Below Investment Grade
Double-B	74,364	—	—	35,476	38,888
Single-B	67,569	15,813	—	45,498	6,258
Triple-C	836,037	189,237	469,592	162,175	15,033
Double-C	285,426	122,988	123,659	38,779	—
Single-C	68,667	7,160	29,854	31,653	—
Single-D	235,957	61,702	62,890	110,637	728
Unrated	6	—	—	—	6
Total	$1,699,182	$396,900	$685,995	$474,522	$141,765

Amortized cost	$1,315,364	$278,109	$483,746	$412,824	$140,685
Gross unrealized gains	73,276	32,010	29,907	11,060	299
Gross unrealized losses	(47,426)	(7,359)	(11,749)	(20,884)	(7,434)
Fair value	$1,341,214	$302,760	$501,904	$403,000	$133,550
Other-than-temporary impairment for the three months ended March 31, 2015:
Total other-than-temporary impairment losses on held-to-maturity securities	$(224)	$(217)	$—	$—	$(7)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(122)	—	(100)	(22)	—
Net impairment losses on held-to-maturity securities recognized in income	$(346)	$(217)	$(100)	$(22)	$(7)

Weighted average percentage of fair value to par value	78.93%	76.28%	73.16%	84.93%	94.21%
Original weighted average credit support	26.53	28.78	28.87	26.12	10.35
Weighted average credit support	9.85	5.50	5.72	15.79	22.12
Weighted average collateral delinquency (1)	25.74	31.41	28.67	20.49	13.22
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We participate in the MPF program. The MPF program is described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2014 Annual Report. As of March 31, 2015, our mortgage loan investment portfolio totaled $3.5 billion, an increase of $53.9 million from December 31, 2014.

We have begun offering two new MPF products during the period covered by this report: MPF Direct and MPF 35. MPF Direct, like MPF Xtra, facilitates the investment in MPF loans by a third party investor for which we are paid a fee. Such loans are not held on our balance sheet and the related credit and market risks are transferred to the third-party investor.

MPF 35 is an MPF product held on our balance sheet, meaning it is a product through which we invest in mortgage loans. Participating financial institutions agree to sell us eligible mortgage loans pursuant to an agreement called a master commitment and related documents. On-balance-sheet MPF products involve credit-risk sharing between us and the participating financial institution to the extent that the losses are not covered by the borrower’s equity in the mortgaged property, property insurance, or primary mortgage insurance.

We pay the participating financial institution fees for the credit enhancement in MPF 35. The fees consist of 7 basis points of the aggregate principal balance outstanding under the master commitment per year fixed plus an additional 6 to 7 basis points of the aggregate principal balance outstanding under the master commitment per year that varies based on the performance of the loans (performance credit-enhancement fees).

Credit losses under MPF 35 that are not covered by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between us and the participating financial institution as follows:

•
First, to us, 35 basis points of the aggregate principal balance of the MPF loans funded under the master commitment. We may economically recover a portion of losses we absorb by withholding performance credit-enhancement fees that would otherwise be payable to the participating financial institution.

•
Second, to the participating financial institution under its credit-enhancement obligation for losses for each master commitment in excess of the first loss account, if any, up to the amount of credit enhancement. Under MPF 35, the participating financial institution agrees to provide credit enhancement equal to the amount required, when added to the first loss account, for the mortgage loans to have at least an equivalent of a double-A level of credit enhancement, subject to a minimum credit enhancement from the participating financial institution equal to 25 basis points of the aggregate principal balance of the MPF loans funded under the master commitment.

•	Third, any remaining unallocated losses to us.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2014 Annual Report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2015	December 31, 2014

Massachusetts	44%	44%
Maine	12	11
Wisconsin	11	10
Connecticut	7	7
New Hampshire	5	5
All others	21	23
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.4 million at March 31, 2015, compared with $2.0 million at December 31, 2014.

For information on the determination of the allowance at March 31, 2015, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2014 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2015	December 31, 2014
Total par value past due 90 days or more and still accruing interest	$5,972	$7,191
Nonaccrual loans, par value	30,797	38,658
Troubled debt restructurings (not included above)	5,054	3,045

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of March 31, 2015, we were the beneficiary of primary mortgage insurance coverage of $62.1 million on $249.3 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $21.7 million on mortgage pools with a total unpaid principal balance of $312.9 million.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a clearing member with a DCO are classified as assets or liabilities according to the net fair value of those derivatives that have been transacted through a particular clearing member with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $24.4 million and $14.5 million as of March 31, 2015, and December 31, 2014, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $570.4 million and $558.9 million as of March 31, 2015, and December 31, 2014, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2015, and December 31, 2014. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2015		December 31, 2014
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,325,315	$(198,730)	$4,771,265	$(192,873)
	Swaps	Economic	215,500	(2,318)	190,500	(1,473)
Total associated with advances			5,540,815	(201,048)	4,961,765	(194,346)
Available-for-sale securities	Swaps	Fair value	611,915	(346,238)	611,915	(318,895)
	Caps	Economic	300,000	—	300,000	—
Total associated with available-for-sale securities			911,915	(346,238)	911,915	(318,895)
Trading securities	Swaps	Economic	210,000	(19,125)	210,000	(17,766)
COs	Swaps	Fair value	7,002,160	19,563	7,196,345	3,736
	Swaps	Economic	18,500	7	22,500	(33)
	Forward starting swaps	Cash Flow	902,800	(48,805)	1,096,800	(42,209)
Total associated with COs			7,923,460	(29,235)	8,315,645	(38,506)
Total			14,586,190	(595,646)	14,399,325	(569,513)
Mortgage delivery commitments			43,385	206	26,927	63
Total derivatives			$14,629,575	(595,440)	$14,426,252	(569,450)
Accrued interest				(10,987)		(20,100)
Cash collateral and accrued interest				60,408		45,209
Net derivatives				$(546,019)		$(544,341)

Derivative asset				$24,426		$14,548
Derivative liability				(570,445)		(558,889)
Net derivatives				$(546,019)		$(544,341)
 _______________________

(1)
As of March 31, 2015, and December 31, 2014 embedded derivatives separated from the advance contract with notional amounts of $215.5 million and $190.5 million, respectively, and fair values of $2.3 million and $1.5 million, respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $12.3 billion, representing 84.3 percent of all derivatives outstanding as of March 31, 2015. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of March 31, 2015 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$567,295	$(4,902)	$567,295	$4,923	2.36%	0.26%	2.06%	0.56%
Due after one year through two years	1,259,530	(44,212)	1,259,530	43,622	3.05	0.26	2.78	0.53
Due after two years through three years	1,676,550	(97,258)	1,676,550	96,776	3.46	0.26	3.33	0.39
Due after three years through four years	590,850	(29,337)	590,850	29,320	3.07	0.26	2.68	0.65
Due after four years through five years	644,300	(5,723)	644,300	5,720	1.93	0.26	1.68	0.51
Thereafter	586,790	(17,298)	586,790	17,080	2.64	0.26	2.19	0.71
Total	$5,325,315	$(198,730)	$5,325,315	$197,441	2.93%	0.26%	2.67%	0.52%
_______________________

(1)	Included in the advances hedged amount are $2.1 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2015.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of March 31, 2015 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,634,000	$5,835	$1,634,000	$(5,844)	0.79%	0.82%	0.18%	0.15%
Due after one year through two years	2,218,245	4,000	2,218,245	(4,049)	0.79	0.85	0.18	0.12
Due after two years through three years	1,206,000	2,586	1,206,000	(2,606)	1.04	1.06	0.18	0.16
Due after three years through four years	580,000	3,316	580,000	(3,343)	1.37	1.42	0.19	0.14
Due after four years through five years	892,405	5,347	892,405	(5,384)	1.70	1.70	0.12	0.12
Thereafter	471,510	(1,521)	471,510	1,662	1.65	1.65	0.05	0.05
Total	$7,002,160	$19,563	$7,002,160	$(19,564)	1.06%	1.09%	0.17%	0.14%
_______________________

(1)	Included in the CO bonds hedged amount are $3.0 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2015.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently are receiving only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money). The resulting net exposure at fair value is reflected in the derivatives table below. We presently pledge securities collateral for bilateral derivatives (principal-to-principal derivatives that are not centrally cleared) to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. We may also pledge cash collateral, including initial and variation margin for cleared derivatives as allowed by the applicable DCO and clearing member. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of March 31, 2015.

Derivatives Counterparty Current Credit Exposure As of March 31, 2015 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Double-A	$265,000	$1,128	$—	$—	$1,128
Single-A	900,000	3,095	(2,550)	—	545

Liability positions with credit exposure:
Bilateral derivatives
Single-A	1,034,250	(28,387)	—	29,745	1,358
Triple-B	921,750	(35,484)	—	36,757	1,273
Cleared derivatives	5,245,760	(40,417)	62,958	—	22,541
Total derivative positions with nonmember counterparties to which we had credit exposure	8,366,760	(100,065)	60,408	66,502	26,845

Mortgage delivery commitments (2)	43,385	212	—	—	212
Total	$8,410,145	$(99,853)	$60,408	$66,502	$27,057

Derivative positions without credit exposure: (3)
Double-A	$240,000
Single-A	4,649,140
Triple-B	1,330,290
Total derivative positions without credit exposure	$6,219,430
_______________________

(1)
Bilateral derivatives counterparty ratings are obtained from Moody's, Fitch, and S&P. Each rating classification includes all rating levels within that category. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor is used.

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

For information on our approach to the credit risks arising from our use of derivatives, see Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risks in the 2014 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations in the 2014 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

Liquidity

Internal Liquidity Sources / Liquidity Management

We have developed a methodology and policies by which we measure and manage the Bank’s short-term liquidity needs based on projected net cash flow and contingent obligations.

Projected Net Cash Flow. We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, and settlement of committed asset and liabilities, as applicable. For mortgage-related cash flows and callable debt, we incorporate projected prepayments and call exercise.

Structural Liquidity. We define structural liquidity as projected net cash flow (defined above) less assumed secondary uses of funds, for which we assume the following:

•	all maturing advances are renewed;

•	member overnight deposits are withdrawn at a rate of 50 percent per day;

•	outstanding standby letters of credit are drawn down at a rate of 50 percent spread equally over 86 days;

•	uncommitted lines of credit are drawn upon at a rate of 10 percent of the previous day's balance; and

•	MPF master commitments are funded at a rate of 10 percent of the previous days' total amount on the first day and at a rate of one percent on each day thereafter.

The above assumptions for secondary uses of funds are in excess of our ordinary experience, and therefore represent a more stressful scenario than we expect to experience. We review these assumptions periodically.

This methodology for measuring projected net cash flow and structural liquidity has been established by management to monitor our liquidity position on a daily basis, and to help ensure that we meet all of our obligations as they come due and to meet our members' potential demand for liquidity from us in all cases. We may adjust the amount of liquidity maintained as market conditions change from time to time using projected net cash flow and structural liquidity measurements.

Liquidity Management Action Triggers. We maintain two liquidity management action triggers:

•	if structural liquidity is less than negative $1.0 billion on or before the fifth business day following the measurement date; and

•	if projected net cash flow falls below zero on or before the 21st day following the measurement date.

We did not breach either of these thresholds at any time during the quarter ended March 31, 2015. Senior management is notified if either liquidity threshold is breached and is required to determine whether or not any corrective action is necessary as a result.

The following table presents our projected net cash flow and structural liquidity as of March 31, 2015.

Projected Net Cash Flow and Structural Liquidity As of March 31, 2015 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$3,837	$17,246
Maturing liabilities and expected exercise of bond call options	2,619,250	7,021,750
Committed asset settlements	413,215	413,215
Capital outflow	491,000	491,000
MPF delivery commitments	43,385	43,385
Other	500	500
Gross uses of funds	3,571,187	7,987,096

Sources of funds
Interest receivable	29,496	51,000
Maturing or projected amortization of assets	9,197,270	12,398,273
Committed liability settlements	—	64,450
Cash and due from banks	698,422	698,422
Gross sources of funds	9,925,188	13,212,145

Projected net cash flow	6,354,001	5,225,049

Less: Secondary uses of funds
Deposit runoff	383,930	396,303
Drawdown of standby letters of credit and lines of credit	635,580	1,352,925
Rollover of all maturing advances	1,875,869	3,830,589
Projected funding of MPF master commitments	201,812	324,966
Total secondary uses of funds	3,097,191	5,904,783

Structural liquidity	$3,256,810	$(679,734)

Contingency Liquidity. FHFA regulations require that we hold contingency liquidity in an amount sufficient to enable us to cover our operational requirements for a minimum of five business days without access to the CO debt markets. The FHFA defines contingency liquidity as projected sources of funds less uses of funds, excluding reliance on access to the CO debt markets and including funding a portion of outstanding standby letters of credit. For this purpose, outstanding standby letters of credit are assumed to be drawn down at a rate of 50 percent spread equally over 86 days following the measurement date. As defined by FHFA regulations, additional contingent sources of liquidity include the following:

•	marketable securities with a maturity greater than one week and less than one year that can be sold;

•	self-liquidating assets with a maturity of seven days or less;

•	assets that are generally accepted as collateral in the repurchase agreement market, for which we include 50 percent of unencumbered marketable securities with a maturity greater than one year; and

•	irrevocable lines of credit from financial institutions rated not lower than the second highest rating category by an NRSRO.

We complied with this regulatory requirement at all times during the quarter ended March 31, 2015. As of March 31, 2015, and December 31, 2014, we held a surplus of $11.7 billion and $12.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of March 31, 2015.

Contingency Liquidity As of March 31, 2015 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$3,837
Maturing liabilities	2,619,250
Committed asset settlements	413,215
Drawdown of standby letters of credit	113,525
Other	500
Gross uses of funds	3,150,327

Cumulative sources of funds
Interest receivable	29,496
Maturing or amortizing advances	1,875,870
Gross sources of funds	1,905,366

Plus: sources of contingency liquidity
Marketable securities	1,150,000
Self-liquidating assets	7,305,000
Cash and due from banks	698,422
Marketable securities available for repo	3,815,978
Total sources of contingency liquidity	12,969,400

Net contingency liquidity	$11,724,439

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended March 31, 2015.

Balance Sheet Gap Policy. Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the three months ended March 31, 2015. During the three months ended March 31, 2015, this gap averaged 1.7 percent (maximum level 2.0 percent and minimum level 1.3 percent). As of March 31, 2015, this gap was 2.0 percent, compared with 0.4 percent at December 31, 2014.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — External Sources of Liquidity in the 2014 Annual Report. We have never drawn funding under this agreement.

Debt Financing — Consolidated Obligations

At March 31, 2015, and December 31, 2014, outstanding COs, including both CO bonds and CO discount notes, totaled $48.9 billion and $50.8 billion, respectively.

CO bonds outstanding for which we are primarily liable at March 31, 2015, and December 31, 2014, include issued callable bonds totaling $4.4 billion and $4.5 billion, respectively.

CO discount notes comprised 48.0 percent and 49.8 percent of the outstanding COs for which we are primarily liable at March 31, 2015, and December 31, 2014, respectively, but accounted for 94.5 percent and 90.9 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2015 and 2014, respectively, due, in particular, to our frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we are primarily liable.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and stable investor demand for COs during the period covered by this report. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of new capital requirements on underwriters, however this development has neither impeded our ability to meet our funding needs nor has it adversely impacted our funding costs.

Capital

Total capital at March 31, 2015, was $3.0 billion compared with $2.9 billion at December 31, 2014.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2015, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $57.3 million and $298.6 million at March 31, 2015, and December 31, 2014, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2014 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at March 31, 2015, and December 31, 2014 (dollars in thousands).

Expiry of Redemption Period	March 31, 2015	December 31, 2014
Past redemption date (1)	$697	$697
Due in one year or less	—	—
Due after one year through two years	—	25,383
Due after two years through three years	5,371	207
Due after three years through four years	338	217,420
Due after four years through five years	50,875	54,892
Total	$57,281	$298,599
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2014 Annual Report. As discussed in that Item, we may repurchase excess stock at our sole discretion. We repurchased $250.8 million of excess stock during the three months ended March 31, 2015.

At March 31, 2015, and December 31, 2014, excess capital stock totaled $483.8 million and $633.0 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2015	$648,851	$1,365,019	$2,013,894	$2,497,667	$483,773
December 31, 2014	632,454	1,446,248	2,078,725	2,711,713	632,988
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 23, 2015, the Director of the FHFA notified us that, based on December 31, 2014, financial information, we met the definition of adequately capitalized under the Capital Rule.

For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2014 Annual Report.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.4 percent at March 31, 2015.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed 4 percent of our total assets and plus an amount we measure as the risk to us under our economic capital model. As of March 31, 2015, this internal minimum capital requirement equaled $2.7 billion, which was satisfied by our actual regulatory capital of $3.4 billion.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•	commitments that obligate us for additional advances;

•	standby letters of credit;

•	commitments for unused lines-of-credit advances; and

•	unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Commitments and Contingencies in the 2014 Annual Report.

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

We have identified five accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2014 Annual Report.

As of March 31, 2015, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Sources and Types of Market and Interest-Rate Risk in the 2014 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2015, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.5 billion, compared with $14.6 billion at December 31, 2014);

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate risk of our debt (at March 31, 2015, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.5 billion compared with $1.6 billion at December 31, 2014);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements, was $7.0 billion, or 27.6 percent of our total outstanding CO bonds at March 31, 2015, compared with $7.2 billion, or 28.4 percent of total outstanding CO bonds, at December 31, 2014);

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Strategies to Manage Market and Interest Rate Risk in the 2014 Annual Report.

Measurement of Market and Interest-Rate Risk

We measure our exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. We also measure Value at Risk (VaR), duration of equity, convexity, and the other metrics discussed below.

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

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk in the 2014 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at March 31, 2015, and December 31, 2014.

Interest/Market-Rate Risk Metric	At March 31, 2015	At December 31, 2014	Target, Limit or Management Action Trigger at December 31, 2014
MVE	$3.3 billion	$3.5 billion	None
MVE/BVE	96.2%	97.1%	None
MVE/Par Stock	131.9%	129.3%	102% (management action trigger) and 100% or higher (target)
Economic Capital Ratio	6.1%	6.3%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$54.2 million	$75.6 million	Maintain below $225.0 million (management action trigger) and maintain below $275.0 million (limit)
Duration of Equity	+0.75 years	+0.01 years	Maintain between +/- 3.5 years (management action trigger) and maintain between +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(5.1)%	(3.1)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+0.55 months	+0.01 months	None
MPF Portfolio VaR	$46.6 million	$49.6 million	Maintain below 25% of the VaR limit (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 146 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 184 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

Value at Risk. The table below presents the historical simulation VaR estimate as of March 31, 2015, and December 31, 2014, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	March 31, 2015		December 31, 2014
Confidence Level	% of MVE (2)	$ million	% of MVE (2)	$ million
50%	0.05%	$1.5	0.09%	$3.2
75%	0.19	6.3	0.32	11.1
95%	0.84	27.7	1.10	38.5
99%	1.64	54.2	2.15	75.6
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

	March 31, 2015
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,343	$3,268	$3,300	$3,293	$3,241	$3,127	$2,981
Percent change in MVE from base	1.5%	(0.8)%	0.2%	—%	(1.6)%	(5.1)%	(9.5)%
MVE/BVE	97.7%	95.5%	96.4%	96.2%	94.7%	91.4%	87.1%
MVE/Par Stock	133.8%	130.8%	132.1%	131.9%	129.8%	125.2%	119.3%
Duration of Equity	+1.65 years	+0.65 years	-0.13 years	+0.75 years	+2.67 years	+4.16 years	+5.09 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.8%	2.7%	2.9%	2.8%	2.4%	2.0%	1.5%
Net income percent change from base	(16.7)%	(19.9)%	(14.6)%	—%	19.3%	36.3%	50.3%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for March 31, 2015, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; and d) changes in fair values from trading securities and hedging activities.

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

(2)
The income simulation metric for December 31, 2014, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; and d) changes in fair values from trading securities and hedging activities.

Convexity Management Action Trigger and Limit. We measure the convexity of our MVE and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent in an up or down 200 basis point parallel rate shock scenario. Our policies require management to notify the board of directors' Risk Committee if the limit is breached. As per the percent change in MVE lines in the above tables, we satisfied the limit at each of March 31, 2015, and December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to the quarter covered by this report, we settled our private-label MBS claims with certain defendants for an aggregate amount of $134.7 million, which amount is net of legal fees and expenses. We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2014 Annual Report.

We continue our private-label MBS litigation against the following entities and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Barclays Capital Inc.; Credit Suisse (USA), Inc.; DB Structured Products, Inc.; DB U.S. Financial Market Holding Corporation; Impac Mortgage Holdings, Inc.; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; and UBS Americas Inc. We also continue to pursue our appeal of the dismissal of our claims against Moody’s Investors Service, Inc. and Moody’s Corporation.

Also, during the period covered by this report, we voluntarily dismissed the class action complaint described in Item 3 — Legal Proceedings — Class Action Complaint in the 2014 Annual Report.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2014 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description
10.1	2015 Executive Incentive Plan* (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on April 8, 2015)
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 8, 2015	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 8, 2015	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer