Form 10-Q
period 2015-06-30
Federal Home Loan Bank of Boston
filed 2015-08-07
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2015
Class A Stock, par value $100	zero
Class B Stock, par value $100	25,613,237

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$844,228	$1,124,536
Interest-bearing deposits	267	163
Securities purchased under agreements to resell	5,050,000	5,250,000
Federal funds sold	3,530,000	2,550,000
Investment securities:
Trading securities	237,414	244,969
Available-for-sale securities - includes $21,817 and $641 pledged as collateral at June 30, 2015, and December 31, 2014, that may be repledged	6,011,270	5,481,978
Held-to-maturity securities - includes $64,334 and $66,279 pledged as collateral at June 30, 2015, and December 31, 2014, respectively that may be repledged (a)	2,939,093	3,352,189
Total investment securities	9,187,777	9,079,136
Advances	34,105,443	33,482,074
Mortgage loans held for portfolio, net of allowance for credit losses of $1,100 and $2,012 at June 30, 2015, and December 31, 2014, respectively	3,574,835	3,483,948
Accrued interest receivable	77,828	77,411
Premises, software, and equipment, net	3,693	3,951
Derivative assets, net	28,443	14,548
Other assets	47,351	40,910
Total Assets	$56,449,865	$55,106,677
LIABILITIES
Deposits
Interest-bearing	$371,616	$345,561
Non-interest-bearing	30,450	23,770
Total deposits	402,066	369,331
Consolidated obligations (COs):
Bonds	26,075,429	25,505,774
Discount notes	25,972,593	25,309,608
Total consolidated obligations	52,048,022	50,815,382
Mandatorily redeemable capital stock	57,268	298,599
Accrued interest payable	79,508	91,225
Affordable Housing Program (AHP) payable	77,600	66,993
Derivative liabilities, net	476,415	558,889
Other liabilities	157,951	28,472
Total liabilities	53,298,830	52,228,891
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,822 shares and 24,131 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	2,482,244	2,413,114
Retained earnings:
Unrestricted	890,443	764,888
Restricted	173,411	136,770
Total retained earnings	1,063,854	901,658
Accumulated other comprehensive loss	(395,063)	(436,986)
Total capital	3,151,035	2,877,786
Total Liabilities and Capital	$56,449,865	$55,106,677
_______________________________________
(a) Fair values of held-to-maturity securities were $3,260,144 and $3,710,815 at June 30, 2015, and December 31, 2014, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Advances	$58,441	$56,821	$115,849	$112,692
Prepayment fees on advances, net	279	768	4,021	3,262
Securities purchased under agreements to resell	1,104	788	1,907	1,381
Federal funds sold	1,223	904	2,850	1,389
Trading securities	2,296	2,351	4,614	4,705
Available-for-sale securities	23,603	14,333	44,175	27,284
Held-to-maturity securities	24,264	28,455	49,135	58,470
Prepayment fees on investments	94	931	257	1,110
Mortgage loans held for portfolio	30,190	31,459	61,241	63,218
Other	14	2	25	2
Total interest income	141,508	136,812	284,074	273,513
INTEREST EXPENSE
Consolidated obligations - bonds	79,923	80,193	162,164	155,704
Consolidated obligations - discount notes	4,909	3,873	10,422	6,895
Deposits	19	14	33	21
Mandatorily redeemable capital stock	468	2,683	803	6,274
Other borrowings	2	2	2	3
Total interest expense	85,321	86,765	173,424	168,897
NET INTEREST INCOME	56,187	50,047	110,650	104,616
(Reduction of) provision for credit losses	(223)	243	(283)	(79)
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	56,410	49,804	110,933	104,695
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(356)	—	(580)	—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(1,073)	(399)	(1,195)	(857)
Net other-than-temporary impairment losses on investment securities, credit portion	(1,429)	(399)	(1,775)	(857)
Litigation settlements	134,690	159	134,713	4,469
Loss on early extinguishment of debt	(129)	(369)	(129)	(2,592)
Service fees	2,089	1,615	4,008	3,285
Net unrealized (losses) gains on trading securities	(2,393)	2,209	(1,112)	2,963
Net losses on derivatives and hedging activities	(1,142)	(1,292)	(4,501)	(2,675)
Other	(333)	(263)	(452)	(399)
Total other income	131,353	1,660	130,752	4,194
OTHER EXPENSE
Compensation and benefits	13,865	9,066	23,298	18,857
Other operating expenses	5,303	5,243	10,156	10,312
Federal Housing Finance Agency (the FHFA)	883	576	1,903	1,384
Office of Finance	836	758	1,527	1,409
Other	563	730	1,150	1,365
Total other expense	21,450	16,373	38,034	33,327
INCOME BEFORE ASSESSMENTS	166,313	35,091	203,651	75,562
AHP	16,678	3,778	20,445	8,184
NET INCOME	$149,635	$31,313	$183,206	$67,378

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$149,635	$31,313	$183,206	$67,378
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(14,793)	24,842	5,796	29,671
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to non-interest income	1,073	399	1,195	857
Accretion of noncredit portion	11,990	12,612	23,453	24,747
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	13,063	13,011	24,648	25,604
Net unrealized (losses) gains relating to hedging activities
Unrealized gains (losses)	12,773	(13,726)	630	(19,740)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	5,631	724	10,527	729
Total net unrealized gains (losses) relating to hedging activities	18,404	(13,002)	11,157	(19,011)
Pension and postretirement benefits	92	(247)	322	(135)
Total other comprehensive income	16,766	24,604	41,923	36,129
Total comprehensive income	$166,401	$55,917	$225,129	$103,507

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL SIX MONTHS ENDED JUNE 30, 2015 and 2014 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2013	25,305	$2,530,471	$681,978	$106,812	$788,790	$(481,516)	$2,837,745
Proceeds from sale of capital stock	860	86,021					86,021
Repurchase of capital stock	(1,263)	(126,296)					(126,296)
Shares reclassified to mandatorily redeemable capital stock	(3)	(337)					(337)
Comprehensive income			53,902	13,476	67,378	36,129	103,507
Cash dividends on capital stock			(18,609)		(18,609)		(18,609)
BALANCE, JUNE 30, 2014	24,899	$2,489,859	$717,271	$120,288	$837,559	$(445,387)	$2,882,031

BALANCE, DECEMBER 31, 2014	24,131	$2,413,114	$764,888	$136,770	$901,658	$(436,986)	$2,877,786
Proceeds from sale of capital stock	987	98,708					98,708
Repurchase of capital stock	(295)	(29,524)					(29,524)
Shares reclassified to mandatorily redeemable capital stock	(1)	(54)					(54)
Comprehensive income			146,565	36,641	183,206	41,923	225,129
Cash dividends on capital stock			(21,010)		(21,010)		(21,010)
BALANCE, JUNE 30, 2015	24,822	$2,482,244	$890,443	$173,411	$1,063,854	$(395,063)	$3,151,035

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$183,206	$67,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(29,823)	(38,070)
Reduction of provision for credit losses	(283)	(79)
Change in net fair-value adjustments on derivatives and hedging activities	3,124	(24,262)
Net other-than-temporary impairment losses on investment securities, credit portion	1,775	857
Loss on early extinguishment of debt	129	2,592
Other adjustments	(202)	305
Net change in:
Market value of trading securities	1,112	(2,963)
Accrued interest receivable	(417)	8,803
Other assets	(2,412)	4,333
Accrued interest payable	(11,717)	7,391
Other liabilities	10,515	129
Total adjustments	(28,199)	(40,964)
Net cash provided by operating activities	155,007	26,414

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(15,297)	(16,491)
Securities purchased under agreements to resell	200,000	(4,050,000)
Federal funds sold	(980,000)	(1,100,000)
Premises, software, and equipment	(551)	(396)
Trading securities:
Proceeds from long-term	6,443	1,640
Available-for-sale securities:
Proceeds from long-term	441,729	974,949
Purchases of long-term	(873,647)	(1,680,449)
Held-to-maturity securities:
Proceeds from long-term	452,744	421,568
Advances to members:
Proceeds	160,347,563	143,670,518
Disbursements	(161,008,371)	(148,487,199)
Mortgage loans held for portfolio:
Proceeds	286,838	183,591
Purchases	(388,956)	(177,407)
Proceeds from sale of foreclosed assets	4,273	4,293
Net cash used in investing activities	(1,527,232)	(10,255,383)

FINANCING ACTIVITIES
Net change in deposits	34,724	(49,419)
Net payments on derivatives with a financing element	(7,996)	(8,816)
Net proceeds from issuance of consolidated obligations:
Discount notes	72,190,118	65,226,706

Bonds	5,262,645	5,827,667
Bonds transferred from other Federal Home Loan Banks (the FHLBanks)	87,782	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(71,527,562)	(55,226,237)
Bonds	(4,754,583)	(5,482,099)
Proceeds from issuance of capital stock	98,708	86,021
Payments for redemption of mandatorily redeemable capital stock	(241,385)	(373,698)
Payments for repurchase of capital stock	(29,524)	(126,296)
Cash dividends paid	(21,010)	(18,553)
Net cash provided by financing activities	1,091,917	9,855,276
Net decrease in cash and due from banks	(280,308)	(373,693)
Cash and due from banks at beginning of the year	1,124,536	641,033
Cash and due from banks at end of the period	$844,228	$267,340
Supplemental disclosures:
Interest paid	$218,112	$201,627
AHP payments	$9,233	$5,758
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$3,698	$5,468

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Accounting for Cloud Computing Arrangements. On April 15, 2015, the Financial Accounting Standards Board (FASB) issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for us for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

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

Note 3 — Trading Securities

Major Security Types. Our trading securities as of June 30, 2015, and December 31, 2014, were (dollars in thousands):

	June 30, 2015	December 31, 2014
Mortgage-backed securities (MBS)
U.S. government-guaranteed – single-family	$11,254	$12,235
Government-sponsored enterprise (GSE) – single-family	1,859	2,300
GSEs – multifamily	224,301	230,434
Total	$237,414	$244,969

Net unrealized losses or gains on trading securities for the six months ended June 30, 2015 and 2014, amounted to losses of $1.1 million and gains of $3.0 million for securities held on June 30, 2015 and 2014, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of June 30, 2015, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$461,402	$—	$(22,571)	$438,831
U.S. government-owned corporations	311,311	—	(41,408)	269,903
GSEs	129,544	—	(11,838)	117,706
	902,257	—	(75,817)	826,440
MBS
U.S. government guaranteed – single-family	180,356	246	(1,692)	178,910
U.S. government guaranteed – multifamily	823,275	1,492	(904)	823,863
GSEs – single-family	4,173,209	19,945	(11,097)	4,182,057
	5,176,840	21,683	(13,693)	5,184,830
Total	$6,079,097	$21,683	$(89,510)	$6,011,270
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

The following table summarizes our available-for-sale securities with unrealized losses as of June 30, 2015, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$438,831	$(22,571)	$438,831	$(22,571)
U.S. government-owned corporations	—	—	269,903	(41,408)	269,903	(41,408)
GSEs	—	—	117,706	(11,838)	117,706	(11,838)
	—	—	826,440	(75,817)	826,440	(75,817)

MBS
U.S. government guaranteed – single-family	—	—	131,472	(1,692)	131,472	(1,692)
U.S. government guaranteed – multifamily	155,776	(244)	203,264	(660)	359,040	(904)
GSEs – single-family	1,277,232	(5,061)	415,932	(6,036)	1,693,164	(11,097)
	1,433,008	(5,305)	750,668	(8,388)	2,183,676	(13,693)
Total temporarily impaired	$1,433,008	$(5,305)	$1,577,108	$(84,205)	$3,010,116	$(89,510)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at June 30, 2015, and December 31, 2014, were (dollars in thousands):

	June 30, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through 10 years	16,988	16,378	—	—
Due after 10 years	885,269	810,062	928,624	856,135
	902,257	826,440	928,624	856,135
MBS (1)	5,176,840	5,184,830	4,626,977	4,625,843
Total	$6,079,097	$6,011,270	$5,555,601	$5,481,978
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of June 30, 2015, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$4,739	$—	$4,739	$286	$—	$5,025
State or local housing-finance-agency obligations (HFA securities)	175,692	—	175,692	30	(18,748)	156,974
	180,431	—	180,431	316	(18,748)	161,999
MBS
U.S. government guaranteed – single-family	17,965	—	17,965	413	—	18,378
U.S. government guaranteed – multifamily	39,755	—	39,755	92	—	39,847
GSEs – single-family	1,256,108	—	1,256,108	36,320	(137)	1,292,291
GSEs – multifamily	418,302	—	418,302	24,710	—	443,012
Private-label – residential	1,261,450	(250,575)	1,010,875	291,252	(12,990)	1,289,137
Asset-backed securities (ABS) backed by home equity loans	16,376	(719)	15,657	775	(952)	15,480
	3,009,956	(251,294)	2,758,662	353,562	(14,079)	3,098,145
Total	$3,190,387	$(251,294)	$2,939,093	$353,878	$(32,827)	$3,260,144

Our held-to-maturity securities as of December 31, 2014, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$5,777	$—	$5,777	$360	$—	$6,137
HFA securities	178,387	—	178,387	30	(18,136)	160,281
	184,164	—	184,164	390	(18,136)	166,418
MBS
U.S. government guaranteed – single-family	20,399	—	20,399	487	—	20,886
U.S. government guaranteed – multifamily	115,712	—	115,712	298	(6)	116,004
GSEs – single-family	1,420,801	—	1,420,801	40,518	(157)	1,461,162
GSEs – multifamily	542,130	—	542,130	29,949	—	572,079
Private-label – residential	1,327,967	(275,158)	1,052,809	319,306	(13,957)	1,358,158
ABS backed by home equity loans	16,958	(784)	16,174	856	(922)	16,108
	3,443,967	(275,942)	3,168,025	391,414	(15,042)	3,544,397
Total	$3,628,131	$(275,942)	$3,352,189	$391,804	$(33,178)	$3,710,815

The following table summarizes our held-to-maturity securities with unrealized losses as of June 30, 2015, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$14,916	$(84)	$136,316	$(18,664)	$151,232	$(18,748)

MBS
GSEs – single-family	—	—	17,469	(137)	17,469	(137)
Private-label – residential	87,923	(1,636)	490,916	(41,992)	578,839	(43,628)
ABS backed by home equity loans	—	—	14,054	(1,107)	14,054	(1,107)
	87,923	(1,636)	522,439	(43,236)	610,362	(44,872)
Total	$102,839	$(1,720)	$658,755	$(61,900)	$761,594	$(63,620)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at June 30, 2015, and December 31, 2014, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	June 30, 2015			December 31, 2014
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$100	$100	$100	$150	$150	$150
Due after one year through five years	8,331	8,331	8,639	9,369	9,369	9,751
Due after five years through 10 years	17,020	17,020	16,944	17,115	17,115	16,973
Due after 10 years	154,980	154,980	136,316	157,530	157,530	139,544
	180,431	180,431	161,999	184,164	184,164	166,418
MBS (2)	3,009,956	2,758,662	3,098,145	3,443,967	3,168,025	3,544,397
Total	$3,190,387	$2,939,093	$3,260,144	$3,628,131	$3,352,189	$3,710,815
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at June 30, 2015. At June 30, 2015, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of June 30, 2015:

•
We expect debentures issued by a supranational institution that were in an unrealized loss position as of June 30, 2015, to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of June 30, 2015, none of our held-to-maturity investments in HFA securities that are in an unrealized loss position were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates, credit spreads, and illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of June 30, 2015, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at June 30, 2015.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, loan modifications, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The OTTI Governance Committee developed a short-term housing-price forecast, with projected changes ranging from a decrease of 2.0 percent to an increase of 8.0 percent over the 12-month period beginning April 1, 2015. For the vast majority of markets, the projected short-term housing-price changes range from an increase of 2.0 percent to an increase of 5.0 percent. Thereafter, we have projected a unique recovery path for each relevant geographic area based on an internally developed framework derived from historical data.

The month-by-month projections of future loan level performance are derived from the first model to determine projected prepayments, defaults, loan modifications, and loss severities. These projections are then input into a second model that allocates the cash flows and losses among the various classes in the securitization structure in accordance with the cash-flow and loss-allocation rules prescribed by the securitization structure. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended June 30, 2015, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A Private-label residential MBS (1)
2007	$50,731	6.3%	44.1%	37.5%	—%
2006	60,688	10.3	27.8	38.5	—
2005	23,273	7.0	26.8	38.0	30.6
2004 and prior	2,584	13.1	16.2	5.0	3.8
Total	$137,276	8.3%	33.4%	37.4%	5.3%
_______________________

(1)
Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through June 30, 2015 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	June 30, 2015
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$54,384	$46,936	$37,272	$47,621
Private-label residential MBS – Alt-A	1,369,762	1,007,710	766,799	1,047,631
ABS backed by home equity loans – Subprime	4,101	3,680	2,961	3,735
Total other-than-temporarily impaired securities	$1,428,247	$1,058,326	$807,032	$1,098,987
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of year	$559,725	$595,560	$568,652	$603,786
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	1,429	399	1,775	857
Reductions:
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(2)	(9,813)	(8,625)	(19,086)	(17,309)
Balance at end of period	$551,341	$587,334	$551,341	$587,334
_______________________

(1)
For the three months ended June 30, 2015 and 2014, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to April 1, 2015 and 2014. For the six months ended June 30, 2015 and 2014, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2015 and 2014.

(2)	Represents amounts accreted as interest income during the current period.

Note 7 — Advances

General Terms. At June 30, 2015, and December 31, 2014, we had advances outstanding with interest rates ranging from (0.17) percent to 7.72 percent and (0.22) percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$8,879	0.45%	$19,863	0.44%
Due in one year or less	21,799,346	0.45	20,561,912	0.41
Due after one year through two years	3,718,382	2.17	4,114,587	1.63
Due after two years through three years	3,327,720	2.27	3,564,747	2.68
Due after three years through four years	1,801,212	2.09	2,299,457	2.16
Due after four years through five years	1,555,863	1.95	1,087,673	2.11
Thereafter	1,721,263	2.91	1,626,475	2.98
Total par value	33,932,665	1.10%	33,274,714	1.11%
Premiums	30,128		32,887
Discounts	(17,980)		(18,549)
Market value of bifurcated derivatives (1)	1,953		1,467
Hedging adjustments	158,677		191,555
Total	$34,105,443		$33,482,074
_________________________

(1)	At June 30, 2015, and December 31, 2014, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as a stand-alone derivative.

At June 30, 2015, and December 31, 2014, we had putable advances outstanding totaling $2.2 billion and $2.3 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	June 30, 2015	December 31, 2014
Overdrawn demand-deposit accounts	$8,879	$19,863
Due in one year or less	23,765,671	22,737,137
Due after one year through two years	2,883,357	3,767,187
Due after two years through three years	2,355,670	2,155,922
Due after three years through four years	1,661,962	1,931,707
Due after four years through five years	1,535,863	1,036,423
Thereafter	1,721,263	1,626,475
Total par value	$33,932,665	$33,274,714

At both June 30, 2015, and December 31, 2014, we had callable advances outstanding totaling $30.0 million.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	June 30, 2015	December 31, 2014
Fixed-rate	$28,097,886	$27,236,551
Variable-rate	5,834,779	6,038,163
Total par value	$33,932,665	$33,274,714

Credit-Risk Exposure and Security Terms. At June 30, 2015, and December 31, 2014, we had $11.6 billion and $10.7 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to four borrowers at June 30, 2015, and three borrowers at December 31, 2014, representing 34.1 percent and 32.0 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Prepayment Fees. For the three and six months ended June 30, 2015 and 2014, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Prepayment fees received from borrowers	$279	$1,127	$3,896	$7,822
Less: hedging fair-value adjustments on prepaid advances	—	(359)	(2,731)	(552)
Less: net premiums associated with prepaid advances	—	—	—	(3,928)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	—	—	(246)	(80)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	—	3,102	—
Net prepayment fees recognized in income	$279	$768	$4,021	$3,262

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

The following table presents certain characteristics of these investments (dollars in thousands):

	June 30, 2015	December 31, 2014
Real estate
Fixed-rate 15-year single-family mortgages	$587,679	$570,663
Fixed-rate 20- and 30-year single-family mortgages	2,924,304	2,852,669
Premiums	63,971	62,554
Discounts	(2,442)	(2,761)
Deferred derivative gains, net	2,423	2,835
Total mortgage loans held for portfolio	3,575,935	3,485,960
Less: allowance for credit losses	(1,100)	(2,012)
Total mortgage loans, net of allowance for credit losses	$3,574,835	$3,483,948

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	June 30, 2015	December 31, 2014
Conventional mortgage loans	$3,091,973	$2,997,669
Government mortgage loans	420,010	425,663
Total par value	$3,511,983	$3,423,332

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

At June 30, 2015, and December 31, 2014, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended June 30, 2015 and 2014.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at June 30, 2015, and December 31, 2014. At June 30, 2015, and December 31, 2014, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2015, and December 31, 2014. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at June 30, 2015, and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$23,477	$17,516	$40,993
Past due 60-89 days delinquent	9,177	4,700	13,877
Past due 90 days or more delinquent	26,684	7,095	33,779
Total past due	59,338	29,311	88,649
Total current loans	3,103,513	402,429	3,505,942
Total mortgage loans	$3,162,851	$431,740	$3,594,591
Other delinquency statistics
In process of foreclosure, included above (1)	$13,968	$2,393	$16,361
Serious delinquency rate (2)	0.89%	1.64%	0.98%
Past due 90 days or more still accruing interest	$—	$7,095	$7,095
Loans on nonaccrual status (3)	$27,313	$—	$27,313
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value, and any related allowance for impaired conventional loans individually assessed for impairment at June 30, 2015, and December 31, 2014, and the average recorded investment and interest income recognized on these loans during the three and six months ended June 30, 2015 and 2014 (dollars in thousands).

	As of June 30, 2015			As of December 31, 2014
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$31,153	$31,116	$—	$6,679	$6,654	$—
Individually evaluated impaired mortgage loans with a related allowance	—	—	—	3,097	3,073	544
Total individually evaluated impaired mortgage loans	$31,153	$31,116	$—	$9,776	$9,727	$544

	For the Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$31,759	$129	$3,637	$44
Individually evaluated impaired mortgage loans with a related allowance	—	—	2,538	2
Total individually evaluated impaired mortgage loans	$31,759	$129	$6,175	$46

	For the Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$32,557	$249	$3,676	$92
Individually evaluated impaired mortgage loans with a related allowance	—	—	2,839	13
Total individually evaluated impaired mortgage loans	$32,557	$249	$6,515	$105
Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2015 and 2014, as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2015 and 2014 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Allowance for credit losses
Balance, beginning of period	$1,350	$1,812	$2,012	$2,221
Charge-offs, net of recoveries	(27)	(13)	(629)	(100)
(Reduction of) provision for credit losses	(223)	243	(283)	(79)
Balance, end of period	$1,100	$2,042	$1,100	$2,042
Ending balance, individually evaluated for impairment	$—	$605	$—	$605
Ending balance, collectively evaluated for impairment	$1,100	$1,437	$1,100	$1,437
Recorded investment, end of period (1)
Individually evaluated for impairment	$31,153	$6,142	$31,153	$6,142
Collectively evaluated for impairment	$3,131,698	$2,918,633	$3,131,698	$2,918,633
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

REO. At June 30, 2015, and December 31, 2014, we had $4.1 million and $4.3 million, respectively, in assets classified as REO. During the six months ended June 30, 2015 and 2014, we sold REO assets with a recorded carrying value of $3.6 million and $4.4 million, respectively. Upon the sale of REO properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $321,000 and net losses totaling $387,000 during the six months ended June 30, 2015 and 2014, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of June 30, 2015, and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$14,534,641	$36,333	$(493,603)	$12,579,525	$26,381	$(553,967)
Forward-start interest-rate swaps	752,800	169	(29,652)	1,096,800	—	(42,209)
Total derivatives designated as hedging instruments	15,287,441	36,502	(523,255)	13,676,325	26,381	(596,176)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	454,000	78	(19,653)	423,000	31	(19,849)
Interest-rate caps or floors	300,000	—	—	300,000	—	—
Mortgage-delivery commitments (1)	26,986	29	(85)	26,927	71	(8)
Total derivatives not designated as hedging instruments	780,986	107	(19,738)	749,927	102	(19,857)
Total notional amount of derivatives	$16,068,427			$14,426,252
Total derivatives before netting and collateral adjustments		36,609	(542,993)		26,483	(616,033)
Netting adjustments and cash collateral including related accrued interest (2)		(8,166)	66,578		(11,935)	57,144
Derivative assets and derivative liabilities		$28,443	$(476,415)		$14,548	$(558,889)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $60.7 million and $45.5 million at June 30, 2015, and December 31, 2014, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $2.3 million and $290,000 at June 30, 2015, and December 31, 2014, respectively.

Net losses on derivatives and hedging activities recorded in other (loss) income for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives designated as hedging instruments
Interest-rate swaps	$(1,087)	$965	$(1,715)	$1,459
Cash flow hedge ineffectiveness	184	(35)	104	(170)
Total net (losses) gains related to derivatives designated as hedging instruments	(903)	930	(1,611)	1,289

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	403	(2,807)	(2,675)	(4,643)
Interest-rate caps or floors	—	(25)	—	(42)
Mortgage-delivery commitments	(642)	610	(215)	721
Total net losses related to derivatives not designated as hedging instruments	(239)	(2,222)	(2,890)	(3,964)
Net losses on derivatives and hedging activities	$(1,142)	$(1,292)	$(4,501)	$(2,675)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$39,168	$(38,764)	$404	$(32,611)
Investments	54,244	(53,694)	550	(9,439)
COs – bonds	(11,130)	9,089	(2,041)	15,265
Total	$82,282	$(83,369)	$(1,087)	$(26,785)

	For the Three Months Ended June 30, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$8,124	$(8,040)	$84	$(33,019)
Investments	(21,709)	21,994	285	(9,504)
Deposits	(391)	391	—	397
COs – bonds	12,869	(12,273)	596	13,136
Total	$(1,107)	$2,072	$965	$(28,990)

	For the Six Months Ended June 30, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$33,311	$(32,878)	$433	$(64,510)
Investments	27,245	(26,368)	877	(18,921)
COs – bonds	4,269	(7,294)	(3,025)	30,963
Total	$64,825	$(66,540)	$(1,715)	$(52,468)

	For the Six Months Ended June 30, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$30,109	$(29,881)	$228	$(66,430)
Investments	(53,269)	53,785	516	(18,998)
Deposits	(781)	781	—	794
COs – bonds	20,755	(20,040)	715	23,773
Total	$(3,186)	$4,645	$1,459	$(60,861)
____________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

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

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Gains (Losses) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	(Losses) Gains Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Gains (Losses) Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended June 30, 2015	$12,773	Interest expense	$(5,628)	$184
For the Three Months Ended June 30, 2014	(13,726)	Interest expense	(720)	(35)

For the Six Months Ended June 30, 2015	630	Interest expense	(10,520)	104
For the Six Months Ended June 30, 2014	(19,740)	Interest expense	(720)	(170)

For the six months ended June 30, 2015 and 2014, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2015, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is nine years.

As of June 30, 2015, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $27.1 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (bilateral derivatives). Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investor Services (Moody's) or Standard and Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on bilateral derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all bilateral derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2015, was $495.6 million, for which we had delivered collateral with a post-haircut value of $403.8 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain bilateral derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2015 (dollars in thousands).

Post-Haircut Value of Incremental Collateral to be Delivered as of June 30, 2015

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$30,282
AA-	A+, A or A-	35,320
A-	below A-	36,673
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $1.1 million could be called by counterparties as of June 30, 2015, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

For cleared derivatives, the DCO determines initial margin requirements. We note that we clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are futures commission merchants registered with the U.S. Commodity Futures Trading Commission (the CFTC). Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at June 30, 2015.

Offsetting of Certain Derivatives. We present derivatives, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing member and/or by counterparty.

The following table presents separately the fair value of derivatives meeting or not meeting netting requirements, with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of June 30, 2015, and December 31, 2014 (dollars in thousands).

	June 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Bilateral derivatives	$12,919	$(507,233)	$20,083	$(578,073)
Cleared derivatives	23,661	(35,675)	6,329	(37,952)
Total gross recognized amount	36,580	(542,908)	26,412	(616,025)
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(12,622)	30,903	(19,481)	19,191
Cleared derivatives	4,456	35,675	7,546	37,953
Total gross amounts of netting adjustments and cash collateral	(8,166)	66,578	(11,935)	57,144
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	297	(476,330)	602	(558,882)
Cleared derivatives	28,117	—	13,875	1
Total net amounts after netting adjustments and cash collateral	28,414	(476,330)	14,477	(558,881)
Derivatives not meeting netting requirements
Mortgage delivery commitments	29	(85)	71	(8)
Total derivative assets and total derivative liabilities
Bilateral derivatives	297	(476,330)	602	(558,882)
Cleared derivatives	28,117	—	13,875	1
Mortgage delivery commitments	29	(85)	71	(8)
Total derivative assets and total derivative liabilities presented in the statement of condition	28,443	(476,415)	14,548	(558,889)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Bilateral derivatives	—	86,821	—	66,056
Cannot be sold or repledged
Bilateral derivatives	—	313,635	—	392,944
Total non-cash collateral received or pledged, not offset	—	400,456	—	459,000
Net amount
Bilateral derivatives	297	(75,874)	602	(99,882)
Cleared derivatives	28,117	—	13,875	2
Mortgage delivery commitments	29	(85)	71	(8)
Total net amount	$28,443	$(75,959)	$14,548	$(99,888)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At June 30, 2015, and December 31, 2014, we had additional net credit exposure of $2.9 million and $4.0 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	June 30, 2015	December 31, 2014
Interest-bearing
Demand and overnight	$367,032	$340,441
Other	4,584	5,120
Noninterest-bearing
Other	30,450	23,770
Total deposits	$402,066	$369,331

Note 12 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at June 30, 2015, and December 31, 2014, by year of contractual maturity (dollars in thousands):

	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$7,751,955	1.17%	$6,675,745	1.41%
Due after one year through two years	5,921,530	1.36	5,573,745	1.46
Due after two years through three years	4,510,140	1.91	4,842,570	1.91
Due after three years through four years	2,198,780	1.67	2,392,380	1.77
Due after four years through five years	2,221,455	2.09	2,244,815	1.95
Thereafter	3,305,000	2.92	3,599,085	2.79
Total par value	25,908,860	1.69%	25,328,340	1.79%
Premiums	178,846		199,628
Discounts	(16,763)		(19,386)
Hedging adjustments	4,486		(2,808)
	$26,075,429		$25,505,774
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at June 30, 2015, and December 31, 2014, included (dollars in thousands):

	June 30, 2015	December 31, 2014
Par value of CO bonds
Noncallable and nonputable	$21,331,860	$20,853,340
Callable	4,577,000	4,475,000
Total par value	$25,908,860	$25,328,340

The following is a summary of the CO bonds for which we were primarily liable at June 30, 2015, and December 31, 2014, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2015	December 31, 2014
Due in one year or less	$12,043,955	$10,805,745
Due after one year through two years	5,266,530	4,928,745
Due after two years through three years	3,440,140	4,252,570
Due after three years through four years	1,948,780	2,027,380
Due after four years through five years	1,646,455	1,619,815
Thereafter	1,563,000	1,694,085
Total par value	$25,908,860	$25,328,340

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at June 30, 2015, and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Par value of CO bonds
Fixed-rate	$22,911,860	$22,513,340
Simple variable-rate	2,170,000	1,970,000
Step-up	827,000	845,000
Total par value	$25,908,860	$25,328,340

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2015	$25,972,593	$25,974,666	0.08%
December 31, 2014	$25,309,608	$25,312,040	0.08%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the six months ended June 30, 2015, and year ended December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Balance at beginning of year	$66,993	$62,591
AHP expense for the period	20,445	17,623
AHP direct grant disbursements	(9,233)	(12,012)
AHP subsidy for AHP advance disbursements	(625)	(1,321)
Return of previously disbursed grants and subsidies	20	112
Balance at end of period	$77,600	$66,993

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

3.
Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other capital without a weighting factor.

The FHFA may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

The following tables demonstrate our compliance with our regulatory capital requirements at June 30, 2015, and December 31, 2014 (dollars in thousands):

Risk-Based Capital Requirements	June 30, 2015	December 31, 2014

Permanent capital
Class B capital stock	$2,482,244	$2,413,114
Mandatorily redeemable capital stock	57,268	298,599
Retained earnings	1,063,854	901,658
Total permanent capital	$3,603,366	$3,613,371
Risk-based capital requirement
Credit-risk capital	$399,363	$414,765
Market-risk capital	93,498	75,560
Operations-risk capital	147,858	147,097
Total risk-based capital requirement	$640,719	$637,422
Permanent capital in excess of risk-based capital requirement	$2,962,647	$2,975,949

	June 30, 2015		December 31, 2014
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$640,719	$3,603,366	$637,422	$3,613,371
Total regulatory capital	$2,257,995	$3,603,366	$2,204,267	$3,613,371
Total capital-to-asset ratio	4.0%	6.4%	4.0%	6.6%

Leverage Ratio
Leverage capital	$2,822,493	$5,405,049	$2,755,334	$5,420,057
Leverage capital-to-assets ratio	5.0%	9.6%	5.0%	9.8%

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2014	$(96,936)	$(312,335)	$(57,603)	$(3,117)	$(469,991)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	24,842	—	(13,726)	—	11,116
Accretion of noncredit loss	—	12,612	—	—	12,612
Net actuarial loss	—	—	—	(373)	(373)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	399	—	—	399
Amortization - hedging activities (2)	—	—	724	—	724
Amortization - pension and postretirement benefits (3)	—	—	—	126	126
Other comprehensive income (loss)	24,842	13,011	(13,002)	(247)	24,604
Balance, June 30, 2014	$(72,094)	$(299,324)	$(70,605)	$(3,364)	$(445,387)

Balance, March 31, 2015	$(53,034)	$(264,357)	$(88,675)	$(5,763)	$(411,829)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(14,793)	—	12,773	—	(2,020)
Accretion of noncredit loss	—	11,990	—	—	11,990
Net actuarial loss	—	—	—	(8)	(8)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,073	—	—	1,073
Amortization - hedging activities (4)	—	—	5,631	—	5,631
Amortization - pension and postretirement benefits (3)	—	—	—	100	100
Other comprehensive (loss) income	(14,793)	13,063	18,404	92	16,766
Balance, June 30, 2015	$(67,827)	$(251,294)	$(70,271)	$(5,671)	$(395,063)
_______________________

(1)	Recorded in net amount of impairment losses reclassified from accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $720,000 recorded in CO bond interest expense and $4,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $5.6 million recorded in CO bond interest expense and $4,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(101,765)	$(324,928)	$(51,594)	$(3,229)	$(481,516)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	29,671	—	(19,740)	—	9,931
Accretion of noncredit loss	—	24,747	—	—	24,747
Net actuarial loss				(373)	(373)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	857	—	—	857
Amortization - hedging activities (2)	—	—	729	—	729
Amortization - pension and postretirement benefits (3)	—	—	—	238	238
Other comprehensive income (loss)	29,671	25,604	(19,011)	(135)	36,129
Balance, June 30, 2014	$(72,094)	$(299,324)	$(70,605)	$(3,364)	$(445,387)

Balance, December 31, 2014	$(73,623)	$(275,942)	$(81,428)	$(5,993)	$(436,986)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	5,796	—	630	—	6,426
Accretion of noncredit loss	—	23,453	—	—	23,453
Net actuarial loss	—	—	—	(8)	(8)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,195	—	—	1,195
Amortization - hedging activities (4)	—	—	10,527	—	10,527
Amortization - pension and postretirement benefits (3)	—	—	—	330	330
Other comprehensive income	5,796	24,648	11,157	322	41,923
Balance, June 30, 2015	$(67,827)	$(251,294)	$(70,271)	$(5,671)	$(395,063)
_______________________

(1)	Recorded in net amount of impairment losses reclassified from accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $720,000 recorded in CO bond interest expense and $9,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $10.5 million recorded in CO bond interest expense and $7,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

Note 16 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. The plan covers substantially all of our officers and employees. During the quarter ending June 30, 2015, in addition to our required contribution, we made a voluntary contribution of $5.0 million to the Pentegra Defined Benefit Plan.

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

The following table sets forth our net pension costs under our defined benefit plan and expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Qualified Defined Benefit Multiemployer Plan - Pentegra Defined Benefit Plan	$5,102	$763	$5,205	$1,526
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	280	268	528	504
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	9	7	119	106

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

The following table presents the components of net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2015	2014	2015	2014
Net Periodic Benefit Cost
Service cost	$172	$151	$12	$5
Interest cost	121	123	9	8
Amortization of net actuarial loss	97	125	3	1
Net periodic benefit cost	$390	$399	$24	$14

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Periodic Benefit Cost
Service cost	$343	$276	$19	$12
Interest cost	242	231	16	16
Amortization of net actuarial loss	326	237	4	1
Net periodic benefit cost	$911	$744	$39	$29

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 1 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2014 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six months ended June 30, 2015, other than the following:

Impaired Mortgage Loans. The fair value of impaired conventional mortgage loans is based on the lower of the carrying value of the loans or fair value of the collateral less estimated costs to sell. The fair value of impaired government mortgage loans is equal to the unpaid principal balance.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at June 30, 2015, and December 31, 2014, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	June 30, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$844,228	$844,228	$844,228	$—	$—	$—
Interest-bearing deposits	267	267	267	—	—	—
Securities purchased under agreements to resell	5,050,000	5,049,902	—	5,049,902	—	—
Federal funds sold	3,530,000	3,529,987	—	3,529,987	—	—
Trading securities(1)	237,414	237,414	—	237,414	—	—
Available-for-sale securities(1)	6,011,270	6,011,270	—	6,011,270	—	—
Held-to-maturity securities	2,939,093	3,260,144	—	1,798,553	1,461,591	—
Advances	34,105,443	34,240,643	—	34,240,643	—	—
Mortgage loans, net	3,574,835	3,664,424	—	3,628,001	36,423	—
Accrued interest receivable	77,828	77,828	—	77,828	—	—
Derivative assets(1)	28,443	28,443	—	36,609	—	(8,166)
Other assets (1)	15,312	15,312	6,965	8,347	—	—
Liabilities:
Deposits	(402,066)	(402,066)	—	(402,066)	—	—
COs:
Bonds	(26,075,429)	(26,293,950)	—	(26,293,950)	—	—
Discount notes	(25,972,593)	(25,973,298)	—	(25,973,298)	—	—
Mandatorily redeemable capital stock	(57,268)	(57,268)	(57,268)	—	—	—
Accrued interest payable	(79,508)	(79,508)	—	(79,508)	—	—
Derivative liabilities(1)	(476,415)	(476,415)	—	(542,993)	—	66,578
Other:
Commitments to extend credit for advances	—	(157)	—	(157)	—	—
Standby letters of credit	(891)	(891)	—	(891)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

	December 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$1,124,536	$1,124,536	$1,124,536	$—	$—	$—
Interest-bearing deposits	163	163	163	—	—	—
Securities purchased under agreements to resell	5,250,000	5,249,941	—	5,249,941	—	—
Federal funds sold	2,550,000	2,549,982	—	2,549,982	—	—
Trading securities(1)	244,969	244,969	—	244,969	—	—
Available-for-sale securities(1)	5,481,978	5,481,978	—	5,481,978	—	—
Held-to-maturity securities	3,352,189	3,710,815	—	2,176,268	1,534,547	—
Advances	33,482,074	33,618,345	—	33,618,345	—	—
Mortgage loans, net	3,483,948	3,612,078	—	3,612,078	—	—
Accrued interest receivable	77,411	77,411	—	77,411	—	—
Derivative assets(1)	14,548	14,548	—	26,483	—	(11,935)
Other assets(1)	11,200	11,200	5,682	5,518	—	—
Liabilities:
Deposits	(369,331)	(369,330)	—	(369,330)	—	—
COs:
Bonds	(25,505,774)	(25,741,697)	—	(25,741,697)	—	—
Discount notes	(25,309,608)	(25,310,307)	—	(25,310,307)	—	—
Mandatorily redeemable capital stock	(298,599)	(298,599)	(298,599)	—	—	—
Accrued interest payable	(91,225)	(91,225)	—	(91,225)	—	—
Derivative liabilities(1)	(558,889)	(558,889)	—	(616,033)	—	57,144
Other:
Commitments to extend credit for advances	—	430	—	430	—	—
Standby letters of credit	(745)	(745)	—	(745)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Fair Value Measured on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at June 30, 2015, and December 31, 2014, by fair-value hierarchy level (dollars in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$11,254	$—	$—	$11,254
GSEs – single-family MBS	—	1,859	—	—	1,859
GSEs – multifamily MBS	—	224,301	—	—	224,301
Total trading securities	—	237,414	—	—	237,414
Available-for-sale securities:
Supranational institutions	—	438,831	—	—	438,831
U.S. government-owned corporations	—	269,903	—	—	269,903
GSEs	—	117,706	—	—	117,706
U.S. government guaranteed – single-family MBS	—	178,910	—	—	178,910
U.S. government guaranteed – multifamily MBS	—	823,863	—	—	823,863
GSEs – single-family MBS	—	4,182,057	—	—	4,182,057
Total available-for-sale securities	—	6,011,270	—	—	6,011,270
Derivative assets:
Interest-rate-exchange agreements	—	36,580	—	(8,166)	28,414
Mortgage delivery commitments	—	29	—	—	29
Total derivative assets	—	36,609	—	(8,166)	28,443
Other assets	6,965	8,347	—	—	15,312
Total assets at fair value	$6,965	$6,293,640	$—	$(8,166)	$6,292,439
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(542,908)	$—	$66,578	$(476,330)
Mortgage delivery commitments	—	(85)	—	—	(85)
Total liabilities at fair value	$—	$(542,993)	$—	$66,578	$(476,415)
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

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis during the six months ended June 30, 2015, and at December 31, 2014 (dollars in thousands).

	For the Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$10,724	$10,724
Mortgage loans held for portfolio	—	—	8,052	8,052
REO	—	—	1,637	1,637
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$20,413	$20,413

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$23,259	$23,259
REO	—	—	843	843
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,102	$24,102
Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2015, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2015, and December 31, 2014. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $800.9 billion and $796.4 billion at June 30, 2015, and December 31, 2014, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of June 30, 2015, and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$4,454,029	$127,845	$4,581,874	$4,065,555	$125,381	$4,190,936
Commitments for unused lines of credit - advances (2)	1,262,441	—	1,262,441	1,255,445	—	1,255,445
Commitments to make additional advances	668,876	39,341	708,217	592,430	63,185	655,615
Commitments to invest in mortgage loans	26,986	—	26,986	26,927	—	26,927
Unsettled CO bonds, at par (3)	83,750	—	83,750	15,000	—	15,000
Unsettled CO discount notes, at par	—	—	—	500,000	—	500,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At June 30, 2015, and December 31, 2014, these amounts totaled $16.9 million and $26.2 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $4.0 million at June 30, 2015.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)	We had $70.0 million and $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at June 30, 2015, and December 31, 2014, respectively.

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

The original terms of these standby letters of credit range from final expiries in 20 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $891,000 and $745,000 at June 30, 2015, and December 31, 2014, respectively.

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

Note 19 — Transactions with Shareholders

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At June 30, 2015, and December 31, 2014, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at June 30, 2015, and December 31, 2014 (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2015
Citizens Bank, N.A.	$317,502	12.5%	$5,516,467	16.3%	$612	2.1%

As of December 31, 2014
Citizens Bank, N.A.	$317,502	11.7%	$5,768,096	17.3%	$283	1.0%

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three and six months ended June 30, 2015 and 2014 as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Citizens Bank, N.A.	2015	2014	2015	2014
Interest income on advances	$3,447	$3,592	$7,163	$5,750
Fees on letters of credit	1,050	868	2,039	1,658

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2015	$88,897	3.5%	$1,198,088	3.5%	$1,244	4.2%
As of December 31, 2014	79,386	2.9	918,127	2.8	1,227	4.2

Note 20 — Subsequent Events

On July 24, 2015, the board of directors declared a cash dividend at an annualized rate of 3.28 percent based on capital stock balances outstanding during the second quarter of 2015. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $20.6 million and was paid on August 4, 2015.

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

Forward-looking statements in this report may include, among others, our expectations for:

•	income, retained earnings, and dividend payouts;

•	repurchases of stock in excess of a shareholder’s total stock investment requirement (excess stock);

•	credit losses on advances and investments in mortgage loans and ABS, particularly private-label MBS;

•	balance-sheet changes and components thereof, such as changes in advances balances and the size of our portfolio of investments in mortgage loans;

•	our minimum retained earnings target; and

•	the interest-rate environment in which we do business.

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

EXECUTIVE SUMMARY

We experienced record quarterly net income.

We had a record quarterly net income of $149.6 million for the three months ended June 30, 2015, an increase of $118.3 million from $31.3 million for the three months ended June 30, 2014. The increase was driven by $134.7 million in litigation settlement income related to certain of our investments in private-label MBS. Our retained earnings grew to $1.1 billion at June 30, 2015, from $901.7 million at December 31, 2014. We continue to satisfy all regulatory capital requirements as of June 30, 2015.

The board of directors has increased the dividend payout formula.

On July 24, 2015, our board of directors declared a cash dividend that was equivalent to an annual yield of 3.28 percent, the approximate daily average three-month LIBOR yield for the first quarter of 2015 plus 300 basis points. This represents an increase in the dividend payout formula by 150 basis points. In declaring this dividend, the board stated that it expects to declare cash dividends at a spread over three-month LIBOR of this level prospectively, though a quarterly loss or a significant, adverse event or trend could cause the dividend to be altered or suspended and in all events the dividend remains at the board’s sole discretion, subject to applicable regulatory requirements. We believe our retained earnings level is appropriate to support our business objectives and expect to use retained earnings to support a stable dividend in lieu of intentionally continuing to grow our retained earnings balance.

The board of directors has authorized management to implement an excess stock management program.

We expect to use this program to make unilateral repurchases of excess stock from shareholders on a pro rata basis as a tool to optimize our capital level. For additional information on the program, see — Liquidity and Capital Resources — Internal Capital Practices and Policies — Excess Stock Management Program.

Advances balances continue to be stable.

Advances balances increased $623.4 million to $34.1 billion at June 30, 2015, from $33.5 billion at December 31, 2014. The increase was concentrated primarily in long-term advances.

Accretable yields from investments in private-label MBS continue to contribute strongly to net income.

For the three months ended June 30, 2015 and 2014, we recognized $9.8 million and $8.6 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2014 Annual Report.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.3 billion at June 30, 2015, compared with $6.4 billion at its peak in September 30, 2007, and other-than-temporary impairment credit losses recognized in recent periods have, on average, dropped significantly from those of earlier periods.

ECONOMIC CONDITIONS

Economic Environment

After a slow start at the beginning of 2015, the US economy grew moderately at 2.3 percent during the second quarter of 2015, benefiting from labor market gains and housing market recovery. Consistent with trends over the past two years, we expect data to show that the New England region continues to trail the pace of the national recovery in the second quarter of 2015.

Both the New England region and the United States experienced continued payroll employment growth and year-over-year unemployment rate declines during the second quarter of 2015. The pace of job creation accelerated in the second quarter of 2015 and the national unemployment rate declined to 5.3 percent during June 2015.

The United States and New England housing markets continued to improve in 2015. Looking ahead, we would expect that the recent strengthening in the broader economy, accompanied by meaningful income growth, should increase housing market activity, amid historically low mortgage rates and a gradual easing of lending standards.

Interest-Rate Environment

We note that on July 29, 2015, the Federal Open Market Committee issued a press release providing that an accommodative stance of monetary policy remains appropriate and that when it decides to take a less accommodative stance, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
3.5
3
2.5
2
1.5
1
0.5
0
Q2 '12
Q3 '12
Q4 '12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15

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

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Statement of Condition
Total assets	$56,449,865	$53,065,843	$55,106,677	$51,904,866	$54,582,707
Investments(1)	17,768,044	17,501,603	16,879,299	15,165,427	18,533,830
Advances	34,105,443	31,179,231	33,482,074	31,409,529	32,299,253
Mortgage loans held for portfolio, net(2)	3,574,835	3,537,841	3,483,948	3,403,883	3,353,946
Deposits and other borrowings	402,066	429,343	369,331	520,864	466,755
Consolidated obligations:
Bonds	26,075,429	25,416,779	25,505,774	25,011,037	23,796,134
Discount notes	25,972,593	23,451,068	25,309,608	22,559,486	26,062,381
Total consolidated obligations	52,048,022	48,867,847	50,815,382	47,570,523	49,858,515
Mandatorily redeemable capital stock	57,268	57,281	298,599	244,045	603,987
Class B capital stock outstanding-putable(3)	2,482,244	2,440,386	2,413,114	2,393,508	2,489,859
Unrestricted retained earnings	890,443	781,261	764,888	746,329	717,271
Restricted retained earnings	173,411	143,484	136,770	129,863	120,288
Total retained earnings	1,063,854	924,745	901,658	876,192	837,559
Accumulated other comprehensive loss	(395,063)	(411,829)	(436,986)	(440,462)	(445,387)
Total capital	3,151,035	2,953,302	2,877,786	2,829,238	2,882,031
Other Information
Total regulatory capital ratio(4)	6.38%	6.45%	6.56%	6.77%	7.20%
_____________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.

(2)
The allowance for credit losses amounted to $1.1 million, $1.4 million, $2.0 million, $2.4 million, and $2.0 million, for the quarters ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to the Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Net interest income	$56,187	$54,463	$57,072	$51,604	$50,047
(Reduction of) provision for credit losses	(223)	(60)	(233)	373	243
Net impairment losses on held-to-maturity securities recognized in earnings	(1,429)	(346)	(411)	(311)	(399)
Litigation settlements	134,690	23	(12)	17,543	159
Other (loss) income	(1,908)	(278)	(1,721)	553	1,900
Other expense	21,450	16,584	16,655	15,673	16,373
AHP assessments	16,678	3,767	3,969	5,470	3,778
Net income	$149,635	$33,571	$34,537	$47,873	$31,313
Other Information
Dividends declared	$10,525	$10,484	$9,071	$9,240	$9,347
Dividend payout ratio	7.03%	31.23%	26.26%	19.30%	29.85%
Weighted-average dividend rate(1)	1.76	1.74	1.49	1.48	1.49
Return on average equity(2)	19.57	4.67	4.80	6.70	4.38
Return on average assets	1.11	0.24	0.26	0.35	0.24
Net interest margin(3)	0.42	0.40	0.43	0.38	0.38
Average equity to average assets	5.66	5.20	5.40	5.24	5.44
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Second Quarter of 2015 Compared with Second Quarter of 2014

Net income for the quarter ending June 30, 2015, was $149.6 million, compared with net income of $31.3 million for the same period in 2014. The increase was primarily impacted by the $134.7 million in litigation settlement income, and, to a lesser, extent an increase of $6.1 million in net interest income. See Part II Other Information — Item 1 — Legal Proceedings for additional information on our litigation settlements. The increases to net income were partially offset by a $12.9 million increase in AHP assessments, a $4.8 million increase in compensation and benefits expense resulting from a voluntary contribution of $5.0 million to our qualified defined benefit multiemployer pension plan, and an increase of $4.6 million in unrealized losses on trading securities.

Six Months Ended June 30, 2015, Compared with Six Months Ended June 30, 2014

Net income for the six months ended June 30, 2015, was $183.2 million, compared with net income of $67.4 million for the same period in 2014. The increase was primarily impacted by the $134.7 million in litigation settlement income, and, to a lesser extent, an increase of $6.0 million in net interest income. The increases to net income were partially offset by a $12.3 million increase in AHP assessments, a $4.4 million increase in compensation and benefits expense resulting from the voluntary contribution of $5.0 million to our qualified defined benefit multiemployer pension plan, and an increase of $4.1 million in unrealized losses on trading securities.

Net Interest Income

Second Quarter of 2015 Compared with Second Quarter of 2014

Net interest income for the quarter ending June 30, 2015, was $56.2 million, compared with $50.1 million for the same period in 2014. The $6.1 million increase in net interest income was primarily due to an increase in average earning assets of $1.2 billion, from $52.6 billion for 2014 to $53.8 billion for 2015, driven by a $1.4 billion increase in average advances balances.

Additionally, $9.8 million of the second quarter 2015 interest income represented the accretion of discount from private-label MBS that were other-than-temporarily impaired in prior quarters, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $1.2 million from $8.6 million recorded in the second quarter of 2014.

Net interest spread was 0.38 percent for the quarter ended June 30, 2015, a five basis point increase from the same period in 2014, and net interest margin was 0.42 percent, a four basis point increase from the same period in 2014. The average yield on earning assets increased two basis points resulting primarily from the increased accretion of discounts on securities attributable to significant improvement in projected cash flows described above as well as reduced amortization of premiums on agency MBS. The average yield on interest-bearing liabilities decreased three basis points due to a significant reduction in the average balance of mandatorily-redeemable capital stock and to otherwise favorable funding costs experienced during the period.

Six Months Ended June 30, 2015, Compared with Six Months Ended June 30, 2014

Net interest income for the six months ended June 30, 2015, was $110.7 million, compared with $104.6 million for the same period in 2014. The $6.0 million increase in net interest income was primarily due to an increase in average earning assets, which increased $4.5 billion from $50.2 billion for 2014, to $54.7 billion for 2015. The increase in average earning assets was driven by a $2.4 billion increase in average advance balances and a $1.9 billion increase in average investments balances. For additional information see — Rate and Volume Analysis.

Additionally, $19.1 million of our interest income for the six months ended June 30, 2015, was from the accretion of discount on private-label MBS that were other-than-temporarily impaired in prior periods, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $1.8 million from $17.3 million of accretion recorded in the six months ended June 30, 2014.

Net interest spread was 0.37 percent for the six months ended June 30, 2015, unchanged from the same period in 2014, and net interest margin was 0.41 percent, a one basis point decrease from the same period in 2014.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$32,105,867	$58,720	0.73%	$30,725,579	$57,589	0.75%
Securities purchased under agreements to resell	4,774,451	1,104	0.09	5,422,528	788	0.06
Federal funds sold	4,371,154	1,223	0.11	4,747,055	904	0.08
Investment securities(2)	8,902,458	50,257	2.26	8,323,185	46,070	2.22
Mortgage loans	3,560,480	30,190	3.40	3,349,335	31,459	3.77
Other earning assets	38,959	14	0.14	5,155	2	0.16
Total interest-earning assets	53,753,369	141,508	1.06	52,572,837	136,812	1.04
Other non-interest-earning assets	418,826			373,003
Fair-value adjustments on investment securities	(17,687)			(164,500)
Total assets	$54,154,508	$141,508	1.05%	$52,781,340	$136,812	1.04%
Liabilities and capital
Consolidated obligations
Discount notes	$24,180,863	$4,909	0.08%	$23,590,387	$3,873	0.07%
Bonds	25,588,252	79,923	1.25	24,202,163	80,193	1.33
Deposits	405,273	19	0.02	519,253	14	0.01
Mandatorily redeemable capital stock	57,264	468	3.28	727,184	2,683	1.48
Other borrowings	6,458	2	0.12	7,352	2	0.11
Total interest-bearing liabilities	50,238,110	85,321	0.68	49,046,339	86,765	0.71
Other non-interest-bearing liabilities	849,485			864,683
Total capital	3,066,913			2,870,318
Total liabilities and capital	$54,154,508	$85,321	0.63%	$52,781,340	$86,765	0.66%
Net interest income		$56,187			$50,047
Net interest spread			0.38%			0.33%
Net interest margin			0.42%			0.38%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$31,865,531	$119,870	0.76%	$29,455,060	$115,954	0.79%
Securities purchased under agreements to resell	4,833,608	1,907	0.08	5,172,928	1,381	0.05
Federal funds sold	5,475,823	2,850	0.10	3,935,425	1,389	0.07
Investment securities(2)	8,962,171	98,181	2.21	8,253,141	91,569	2.24
Mortgage loans	3,530,607	61,241	3.50	3,351,662	63,218	3.80
Other earning assets	31,210	25	0.16	3,292	2	0.12
Total interest-earning assets	54,698,950	284,074	1.05%	50,171,508	273,513	1.10%
Other non-interest-earning assets	414,654			362,804
Fair-value adjustments on investment securities	(21,490)			(187,657)
Total assets	$55,092,114	$284,074	1.04%	$50,346,655	$273,513	1.10%
Liabilities and capital
Consolidated obligations
Discount notes	$25,148,007	$10,422	0.08%	$21,038,638	$6,895	0.07%
Bonds	25,629,431	162,164	1.28	24,192,297	155,704	1.30
Deposits	399,770	33	0.02	523,484	21	0.01
Mandatorily redeemable capital stock	67,181	803	2.41	851,598	6,274	1.49
Other borrowings	3,523	2	0.11	4,611	3	0.13
Total interest-bearing liabilities	51,247,912	173,424	0.68%	46,610,628	168,897	0.73%
Other non-interest-bearing liabilities	853,831			865,968
Total capital	2,990,371			2,870,059
Total liabilities and capital	$55,092,114	$173,424	0.63%	$50,346,655	$168,897	0.68%
Net interest income		$110,650			$104,616
Net interest spread			0.37%			0.37%
Net interest margin			0.41%			0.42%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2015 and 2014. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2015 vs. 2014			For the Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$2,547	$(1,416)	$1,131	$9,217	$(5,301)	$3,916
Securities purchased under agreements to resell	(104)	420	316	(96)	622	526
Federal funds sold	(76)	395	319	660	801	1,461
Investment securities	3,256	931	4,187	7,780	(1,168)	6,612
Mortgage loans	1,907	(3,176)	(1,269)	3,267	(5,244)	(1,977)
Other earning assets	12	—	12	22	1	23
Total interest income	7,542	(2,846)	4,696	20,850	(10,289)	10,561
Interest expense
Consolidated obligations
Discount notes	99	937	1,036	1,498	2,029	3,527
Bonds	4,462	(4,732)	(270)	9,129	(2,669)	6,460
Deposits	(4)	9	5	(6)	18	12
Mandatorily redeemable capital stock	(3,767)	1,552	(2,215)	(7,926)	2,455	(5,471)
Other borrowings	—	—	—	(1)	—	(1)
Total interest expense	790	(2,234)	(1,444)	2,694	1,833	4,527
Change in net interest income	$6,752	$(612)	$6,140	$18,156	$(12,122)	$6,034

Average Balance of Advances Outstanding

The average balance of total advances increased $2.4 billion, or 8.2 percent, for the six months ended June 30, 2015, compared with the same period in 2014. We experienced a rise in average advances balances during the year concentrated in floating-rate and long-term fixed-rate advances, as discussed under — Executive Summary — Advances Balances Continue to be Stable. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the six months ended June 30, 2015 and 2014, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Fixed-rate advances—par value
Long-term	$12,708,066	$10,420,776
Short-term	9,229,553	10,029,968
Putable	2,121,081	2,433,175
Overnight	896,539	803,091
Amortizing	863,908	869,315
All other fixed-rate advances	72,000	72,000
	25,891,147	24,628,325
Variable-rate indexed advances—par value
Simple variable	5,666,553	4,396,271
Putable	52,448	101,039
All other variable-rate indexed advances	45,085	35,569
	5,764,086	4,532,879
Total average par value	31,655,233	29,161,204

Net premiums	14,102	23,971
Market value of bifurcated derivatives	2,114	1,354
Hedging adjustments	194,082	268,531
Total average balance of advances	$31,865,531	$29,455,060

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $5.2 billion for the six months ended June 30, 2015. Therefore, a significant portion of our advances, including overnight, short-term fixed-rate, fixed-rate putable, certain fixed-rate bullet, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $21.1 billion for the six months ended June 30, 2015, representing 66.3 percent of the total average balance of advances outstanding during the six months ended June 30, 2015. The average balance of all such advances totaled $19.8 billion for the six months ended June 30, 2014, representing 67.4 percent of the total average balance of advances outstanding during the six months ended June 30, 2014.

For the six months ended June 30, 2015 and 2014, net prepayment fee income on advances and investments were $4.3 million and $4.4 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $1.2 billion, or 13.5 percent, for the six months ended June 30, 2015, compared with the same period in 2014. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. We have increased these investments principally in response to growth in our advances balances to maintain our contingency liquidity in the event that we are unable to refinance debt used to fund advances. For the six months ended June 30, 2015, average balances of federal funds sold increased $1.5 billion and average balances of securities purchased under agreements to resell decreased $339.3 million in comparison to the six months ended June 30, 2014.

Average investment-securities balances increased $709.0 million, or 8.6 percent for the six months ended June 30, 2015, compared with the same period in 2014, an increase consisting primarily of a $962.3 million increase in MBS offset by a $245.7 million decline in agency and supranational institutions' debentures.

Average Balance of COs

Average CO balances increased $5.5 billion, or 12.3 percent, for the six months ended June 30, 2015, compared with the same period in 2014, resulting from our increased funding needs principally due to the increase in our average advances balances and short-term money-market investment balances. This overall increase consisted of increases of $4.1 billion in CO discount notes and $1.4 billion in CO bonds.

The average balance of CO discount notes represented approximately 49.5 percent of total average COs during the six months ended June 30, 2015, as compared with 46.5 percent of total average COs during the six months ended June 30, 2014. The average balance of CO bonds represented 50.5 percent and 53.5 percent of total average COs outstanding during the six months ended June 30, 2015 and 2014, respectively. The growth in average CO discount notes is commensurate with our asset growth, which has been primarily in short-term or short-term-indexed floating rate assets.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and six months ended June 30, 2015 and 2014, (dollars in thousands).

	For the Three Months Ended June 30, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,170)	$—	$(184)	$(1,147)	$(2,501)
Net interest settlements included in net interest income (2)	(32,611)	(9,439)	—	15,265	(26,785)
Total net interest income	(33,781)	(9,439)	(184)	14,118	(29,286)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	404	550	—	(2,041)	(1,087)
Gains on cash-flow hedges	—	—	—	184	184
(Losses) gains on derivatives not receiving hedge accounting	(1)	366	—	38	403
Mortgage delivery commitments	—	—	(642)	—	(642)
Net gains (losses) on derivatives and hedging activities	403	916	(642)	(1,819)	(1,142)

Subtotal	(33,378)	(8,523)	(826)	12,299	(30,428)

Net losses on trading securities	—	(2,393)	—	—	(2,393)
Total net effect of derivatives and hedging activities	$(33,378)	$(10,916)	$(826)	$12,299	$(32,821)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended June 30, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,327)	$—	$(47)	$—	$4,273	$2,899
Net interest settlements included in net interest income (2)	(33,019)	(9,504)	—	397	13,136	(28,990)
Total net interest income	(34,346)	(9,504)	(47)	397	17,409	(26,091)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	84	286	—	—	595	965
Losses on cash-flow hedges	—	—	—	—	(35)	(35)
(Losses) gains on derivatives not receiving hedge accounting	—	(2,901)	—	—	69	(2,832)
Mortgage delivery commitments	—	—	610	—	—	610
Net gains (losses) on derivatives and hedging activities	84	(2,615)	610	—	629	(1,292)

Subtotal	(34,262)	(12,119)	563	397	18,038	(27,383)

Net gains on trading securities	—	2,209	—	—	—	2,209
Total net effect of derivatives and hedging activities	$(34,262)	$(9,910)	$563	$397	$18,038	$(25,174)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,461)	$—	$(309)	$(1,655)	$(4,425)
Net interest settlements included in net interest income (2)	(64,510)	(18,921)	—	30,963	(52,468)
Total net interest income	(66,971)	(18,921)	(309)	29,308	(56,893)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	433	877	—	(3,025)	(1,715)
Gains on cash-flow hedges	—	—	—	104	104
Gains (losses) on derivatives not receiving hedge accounting	1	(2,773)	—	97	(2,675)
Mortgage delivery commitments	—	—	(215)	—	(215)
Net gains (losses) on derivatives and hedging activities	434	(1,896)	(215)	(2,824)	(4,501)

Subtotal	(66,537)	(20,817)	(524)	26,484	(61,394)

Net losses on trading securities	—	(1,112)	—	—	(1,112)
Total net effect of derivatives and hedging activities	$(66,537)	$(21,929)	$(524)	$26,484	$(62,506)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(3,381)	$—	$(106)	$—	$9,455	$5,968
Net interest settlements included in net interest income (2)	(66,430)	(18,998)	—	794	23,773	(60,861)
Total net interest income	(69,811)	(18,998)	(106)	794	33,228	(54,893)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	228	517	—	—	714	1,459
Losses on cash-flow hedges	—	—	—	—	(170)	(170)
(Losses) Gains on derivatives not receiving hedge accounting	—	(4,737)	—	—	52	(4,685)
Mortgage delivery commitments	—	—	721	—	—	721
Net gains (losses) on derivatives and hedging activities	228	(4,220)	721	—	596	(2,675)

Subtotal	(69,583)	(23,218)	615	794	33,824	(57,568)

Net gains on trading securities	—	2,963	—	—	—	2,963
Total net effect of derivatives and hedging activities	$(69,583)	$(20,255)	$615	$794	$33,824	$(54,605)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended June 30, 2015 and 2014, was 0.42 percent and 0.38 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.62 percent and 0.60 percent, respectively.

Net interest margin for the six months ended June 30, 2015 and 2014, was 0.41 percent and 0.42 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.60 percent and 0.67 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.7 million for both the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014 interest accruals on derivatives classified as economic hedges totaled a net expense of $3.5 million and $3.4 million, respectively.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three and six months ended June 30, 2015 and 2014. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Gains (losses) on derivatives and hedging activities:
Net (losses) gains related to fair-value hedge ineffectiveness	$(1,087)	$965	$(1,715)	$1,459
Net gains (losses) related to cash-flow hedge ineffectiveness	184	(35)	104	(170)
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	6	(33)	48	(154)
Trading securities	2,130	(1,092)	771	(1,109)
Mortgage delivery commitments	(642)	610	(215)	721
Net interest-accruals related to derivatives not receiving hedge accounting	(1,733)	(1,707)	(3,494)	(3,422)
Net losses on derivatives and hedging activities	(1,142)	(1,292)	(4,501)	(2,675)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(1,429)	(399)	(1,775)	(857)
Litigation settlements	134,690	159	134,713	4,469
Loss on early extinguishment of debt	(129)	(369)	(129)	(2,592)
Service-fee income	2,089	1,615	4,008	3,285
Net unrealized (losses) gains on trading securities	(2,393)	2,209	(1,112)	2,963
Other	(333)	(263)	(452)	(399)
Total other income	$131,353	$1,660	$130,752	$4,194

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

FINANCIAL CONDITION

Advances

At June 30, 2015, the advances portfolio totaled $34.1 billion, an increase of $623.4 million compared with $33.5 billion at December 31, 2014. For additional information on advances balances trends see Executive Summary — Advances Balances Continue to be Stable.

The following table summarizes advances outstanding by product type at June 30, 2015 and December 31, 2014.

Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2015		December 31, 2014
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$13,050,437	38.5%	$12,029,059	36.2%
Short-term	11,070,700	32.6	10,526,292	31.6
Putable	2,080,725	6.1	2,180,225	6.6
Overnight	963,830	2.9	1,545,869	4.6
Amortizing	860,194	2.5	883,106	2.7
All other fixed-rate advances	72,000	0.2	72,000	0.2
	28,097,886	82.8	27,236,551	81.9

Variable-rate advances
Simple variable	5,711,900	16.8	5,915,000	17.8
Putable	73,000	0.2	74,000	0.2
All other variable-rate indexed advances	49,879	0.2	49,163	0.1
	5,834,779	17.2	6,038,163	18.1
Total par value	$33,932,665	100.0%	$33,274,714	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At June 30, 2015, we had advances outstanding to 315, or 70.5 percent of our 447 members. At December 31, 2014, we had advances outstanding to 314, or 69.9 percent of our 449 members.

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

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members at June 30, 2015, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of June 30, 2015 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	268	$25,157,158	$59,882,017	238.0%
Category-2	21	6,102,197	10,478,441	171.7
Category-3	14	456,324	701,351	153.7
Insurance companies	17	2,216,985	2,386,125	107.6
Total	320	$33,932,664	$73,447,934	216.5%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. However, members that are not required to specifically list or deliver collateral may do so nonetheless to reduce the haircut we would otherwise apply to their collateral. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of June 30, 2015.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$32,637,067
Collateral specifically listed and identified	36,085,304
Collateral delivered to us	9,105,503

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2014 Annual Report. At both June 30, 2015, and December 31, 2014, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at June 30, 2015, and December 31, 2014, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at June 30, 2015, and the interest earned on outstanding advances to such institutions for the three and six months ended June 30, 2015.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2015
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended June 30, 2015	Advances Interest Income for the Six Months Ended June 30, 2015
Citizens Bank, N.A.	$5,516,467	16.3%	0.25%	$3,447	$7,163
Webster Bank, N.A.	2,509,255	7.4	0.57	3,347	6,215
People's United Bank, N.A.	2,355,325	6.9	0.23	1,254	2,317
Berkshire Bank	1,174,265	3.5	0.41	1,289	2,486
Digital Federal Credit Union	715,000	2.1	1.98	3,514	6,707
Total of top five advance-borrowing institutions	$12,270,312	36.2%		$12,851	$24,888

_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2015, investment securities and short-term money-market instruments totaled $17.8 billion, compared with $16.9 billion at December 31, 2014.

Short-term money-market investments increased $780.1 million to $8.6 billion at June 30, 2015, compared with December 31, 2014. The increase was comprised of a $980.0 million increase in federal funds sold and a $200.0 million decrease in securities purchased under agreements to resell.

Investment securities increased $108.6 million to $9.2 billion at June 30, 2015, compared with December 31, 2014. The increase was attributable to a $142.1 million increase in MBS offset by a decrease of $29.7 million in agency and supranational institutions' debentures.

Our MBS investment portfolio consists of the following categories of securities as of June 30, 2015, and December 31, 2014. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	June 30, 2015	December 31, 2014
Single-family MBS - U.S. government-guaranteed and GSE	69.0%	64.8%
Multifamily MBS - U.S. government-guaranteed and GSE	18.4	21.9
Private-label residential MBS	12.4	13.1
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of June 30, 2015 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$267	$—	$—	$—	$—
Securities purchased under agreements to resell	—	750,000	1,500,000	2,800,000	—	—
Federal funds sold	—	1,820,000	1,710,000	—	—	—
Total money-market instruments	—	2,570,267	3,210,000	2,800,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	4,739	—	—	—	—
U.S. government-owned corporations	—	269,903	—	—	—	—
GSEs	—	117,706	—	—	—	—
Supranational institutions	438,831	—	—	—	—	—
HFA securities	21,355	39,960	112,357	—	—	2,020
Total non-MBS	460,186	432,308	112,357	—	—	2,020

MBS:
U.S. government guaranteed - single-family (2)	—	208,129	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	863,618	—	—	—	—
GSE – single-family (2)	—	5,440,024	—	—	—	—
GSE – multifamily (2)	—	642,603	—	—	—	—
Private-label – residential	—	253	46,110	67,089	897,417	6
ABS backed by home-equity loans	572	1,136	7,590	2,209	4,150	—
Total MBS	572	7,155,763	53,700	69,298	901,567	6

Total investment securities	460,758	7,588,071	166,057	69,298	901,567	2,026

Total investments	$460,758	$10,158,338	$3,376,057	$2,869,298	$901,567	$2,026
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2015. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At June 30, 2015, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $4.4 billion to ten counterparties and issuers, of which $3.5 billion was for federal funds sold, and $845.0 million was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of June 30, 2015:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of June 30, 2015

Issuer / counterparty	Percent
Royal Bank of Canada (1)	14.9%
Commonwealth Bank of Australia (1)	13.7
Rabobank Nederland (1)	13.0
Nordea Bank Finland PLC (1)	13.0
Landesbank Baden-Wuerttemberg (1)	13.0
Bank of Nova Scotia (1)	13.0
Inter-American Development Bank (a supranational institution)	10.2
_______________________

(1)	Overnight federal funds sold. We sold federal funds to either the U.S. branch or agency office of the named foreign commercial bank.

Private-Label MBS

Of our $8.7 billion in par value of MBS and ABS investments at June 30, 2015, $1.6 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	June 30, 2015			December 31, 2014
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$11,772	$140,393	$152,165	$12,334	$152,296	$164,630
Alt-A	25,427	1,453,547	1,478,974	27,447	1,532,827	1,560,274
Total private-label residential MBS	37,199	1,593,940	1,631,139	39,781	1,685,123	1,724,904
ABS backed by home equity loans
Subprime	—	16,824	16,824	—	17,440	17,440
Total par value of private-label MBS	$37,199	$1,610,764	$1,647,963	$39,781	$1,702,563	$1,742,344
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The amounts outstanding as of June 30, 2015, are stratified by year of issuance of the security. The table also sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of June 30, 2015, reflect the percentage of subordinated class outstanding balances as of June 30, 2015, to our senior class outstanding balances as of June 30, 2015, weighted by the par value of our respective senior class securities, and shown by year of securitization. Average current credit enhancements as of June 30, 2015, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization At June 30, 2015 (dollars in thousands)

		Year of Securitization
	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$598	$—	$—	$—	$598
Double-A	1,389	—	—	—	1,389
Single-A	53,701	—	—	35,162	18,539
Triple-B	69,466	—	—	12,954	56,512
Below Investment Grade
Double-B	68,325	—	—	33,803	34,522
Single-B	60,611	15,483	—	38,973	6,155
Triple-C	812,689	183,512	459,145	155,518	14,514
Double-C	286,328	119,672	121,174	45,482	—
Single-C	66,881	7,077	29,157	30,647	—
Single-D	227,969	59,852	60,996	106,411	710
Unrated	6	—	—	—	6
Total	$1,647,963	$385,596	$670,472	$458,950	$132,945

Amortized cost	$1,277,826	$272,171	$474,017	$399,781	$131,857
Gross unrealized gains	71,526	27,938	30,837	12,470	281
Gross unrealized losses	(44,735)	(7,113)	(10,378)	(20,378)	(6,866)
Fair value	$1,304,617	$292,996	$494,476	$391,873	$125,272
Other-than-temporary impairment for the six months ended June 30, 2015:
Total other-than-temporary impairment losses on held-to-maturity securities	$(580)	$(550)	$—	$—	$(30)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(1,195)	(407)	(708)	(80)	—
Net impairment losses on held-to-maturity securities recognized in income	$(1,775)	$(957)	$(708)	$(80)	$(30)

Weighted average percentage of fair value to par value	79.17%	75.99%	73.75%	85.38%	94.23%
Original weighted average credit support	26.64	28.82	28.91	26.17	10.49
Weighted average credit support	9.49	5.15	5.30	15.57	22.27
Weighted average collateral delinquency (1)	24.81	29.73	27.62	19.75	13.83
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We participate in the MPF program. The MPF program is described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2014 Annual Report and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 8, 2015. As of June 30, 2015, our mortgage loan investment portfolio totaled $3.6 billion, an increase of $90.9 million from December 31, 2014.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2015	December 31, 2014

Massachusetts	44%	44%
Maine	12	11
Wisconsin	12	10
Connecticut	6	7
New Hampshire	5	5
All others	21	23
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.1 million at June 30, 2015, compared with $2.0 million at December 31, 2014.

For information on the determination of the allowance at June 30, 2015, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2014 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2015	December 31, 2014
Total par value past due 90 days or more and still accruing interest	$6,822	$7,191
Nonaccrual loans, par value	27,236	38,658
Troubled debt restructurings (not included above)	5,986	3,045

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of June 30, 2015, we were the beneficiary of primary mortgage insurance coverage of $65.0 million on $261.2 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $21.7 million on mortgage pools with a total unpaid principal balance of $288.9 million.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a clearing member with a DCO are classified as assets or liabilities according to the net fair value of those derivatives that have been transacted through a particular clearing member with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $28.4 million and $14.5 million as of June 30, 2015, and December 31, 2014, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $476.4 million and $558.9 million as of June 30, 2015, and December 31, 2014, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2015, and December 31, 2014. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2015		December 31, 2014
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$6,082,776	$(159,562)	$4,771,265	$(192,873)
	Swaps	Economic	225,500	(1,958)	190,500	(1,473)
Total associated with advances			6,308,276	(161,520)	4,961,765	(194,346)
Available-for-sale securities	Swaps	Fair value	611,915	(292,358)	611,915	(318,895)
	Caps	Economic	300,000	—	300,000	—
Total associated with available-for-sale securities			911,915	(292,358)	911,915	(318,895)
Trading securities	Swaps	Economic	210,000	(16,995)	210,000	(17,766)
COs	Swaps	Fair value	7,839,950	17,590	7,196,345	3,736
	Swaps	Economic	18,500	14	22,500	(33)
	Forward starting swaps	Cash Flow	752,800	(29,482)	1,096,800	(42,209)
Total associated with COs			8,611,250	(11,878)	8,315,645	(38,506)
Total			16,041,441	(482,751)	14,399,325	(569,513)
Mortgage delivery commitments			26,986	(56)	26,927	63
Total derivatives			$16,068,427	(482,807)	$14,426,252	(569,450)
Accrued interest				(23,578)		(20,100)
Cash collateral and accrued interest				58,413		45,209
Net derivatives				$(447,972)		$(544,341)

Derivative asset				$28,443		$14,548
Derivative liability				(476,415)		(558,889)
Net derivatives				$(447,972)		$(544,341)
 _______________________

(1)
As of June 30, 2015, and December 31, 2014, embedded derivatives separated from the advance contract with notional amounts of $225.5 million and $190.5 million, respectively, and fair values of $2.0 million and $1.5 million, respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $13.9 billion, representing 86.6 percent of all derivatives outstanding as of June 30, 2015. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of June 30, 2015 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$803,695	$(8,448)	$803,695	$8,446	2.18%	0.28%	1.98%	0.48%
Due after one year through two years	1,711,630	(55,983)	1,711,630	55,446	2.89	0.28	2.67	0.50
Due after two years through three years	1,490,375	(67,071)	1,490,375	66,677	3.11	0.28	2.98	0.41
Due after three years through four years	638,250	(21,018)	638,250	21,014	2.76	0.28	2.39	0.65
Due after four years through five years	794,526	(952)	794,526	1,007	1.95	0.28	1.70	0.53
Thereafter	644,300	(6,090)	644,300	6,087	2.57	0.28	2.14	0.71
Total	$6,082,776	$(159,562)	$6,082,776	$158,677	2.68%	0.28%	2.44%	0.52%
_______________________

(1)	Included in the advances hedged amount are $2.1 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2015.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of June 30, 2015 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,909,000	$3,877	$1,909,000	$(3,902)	0.68%	0.72%	0.20%	0.16%
Due after one year through two years	2,639,245	3,028	2,639,245	(3,092)	0.82	0.87	0.20	0.15
Due after two years through three years	1,707,000	9,220	1,707,000	(9,346)	1.27	1.29	0.15	0.13
Due after three years through four years	435,405	2,236	435,405	(2,289)	1.56	1.56	0.19	0.19
Due after four years through five years	622,300	1,176	622,300	(1,352)	1.60	1.60	0.11	0.11
Thereafter	527,000	(1,947)	527,000	2,179	1.78	1.78	0.06	0.06
Total	$7,839,950	$17,590	$7,839,950	$(17,802)	1.05%	1.08%	0.17%	0.14%
_______________________

(1)	Included in the CO bonds hedged amount are $3.2 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2015.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives arising from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently are receiving only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money). The resulting net exposure at fair value is reflected in the derivatives table below. We presently pledge securities or cash collateral for bilateral derivatives (principal-to-principal derivatives that are not centrally cleared) to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. We presently pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of June 30, 2015.

Derivatives Counterparty Current Credit Exposure As of June 30, 2015 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Double-A	$40,000	$31	$—	$—	$31
Single-A	105,000	266	—	—	266

Liability positions with credit exposure:
Bilateral derivatives
Single-A	1,956,000	(56,610)	—	59,535	2,925
Cleared derivatives	6,806,011	(12,014)	40,131	—	28,117
Total derivative positions with nonmember counterparties to which we had credit exposure	8,907,011	(68,327)	40,131	59,535	31,339

Mortgage delivery commitments (2)	26,986	29	—	—	29
Total	$8,933,997	$(68,298)	$40,131	$59,535	$31,368

Derivative positions without credit exposure: (3)
Double-A	$809,000
Single-A	4,651,975
Triple-B	1,673,455
Total derivative positions without credit exposure	$7,134,430
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

(3)
These represent derivatives positions with counterparties for which we are in a net liability position and for which we have delivered securities collateral to the counterparty in an amount equal to or less than the net derivative liability, or derivative positions with counterparties for which we are in a net asset position and for which the counterparty has delivered collateral to us in an amount that exceeds our net derivative asset.

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

We did not breach either of these thresholds at any time during the quarter ended June 30, 2015. Senior management is notified if either liquidity threshold is breached and is required to determine whether or not any corrective action is necessary as a result.

The following table presents our projected net cash flow and structural liquidity as of June 30, 2015.

Projected Net Cash Flow and Structural Liquidity As of June 30, 2015 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$1,178	$20,220
Maturing liabilities and expected exercise of bond call options	2,206,447	6,818,278
Committed asset settlements	632,910	632,910
Capital outflow	405,000	405,000
MPF delivery commitments	26,986	26,986
Other	118	118
Gross uses of funds	3,272,639	7,903,512

Sources of funds
Interest receivable	28,634	54,749
Maturing or projected amortization of assets	8,399,146	14,028,489
Committed liability settlements	18,754	53,724
Cash and due from banks	844,228	844,228
Gross sources of funds	9,290,762	14,981,190

Projected net cash flow	6,018,123	7,077,678

Less: Secondary uses of funds
Deposit runoff	342,294	353,325
Drawdown of standby letters of credit and lines of credit	648,949	1,399,716
Rollover of all maturing advances	2,303,118	5,300,057
Projected funding of MPF master commitments	166,001	267,302
Total secondary uses of funds	3,460,362	7,320,400

Structural liquidity	$2,557,761	$(242,722)

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

We complied with this regulatory requirement at all times during the quarter ended June 30, 2015. As of June 30, 2015, and December 31, 2014, we held a surplus of $12.7 billion and $12.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of June 30, 2015.

Contingency Liquidity As of June 30, 2015 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$1,178
Maturing liabilities	2,206,447
Committed asset settlements	632,910
Drawdown of standby letters of credit	133,194
Other	118
Gross uses of funds	2,973,847

Cumulative sources of funds
Interest receivable	28,634
Maturing or amortizing advances	2,303,118
Committed liability settlements	18,754
Gross sources of funds	2,350,506

Plus: sources of contingency liquidity
Marketable securities	2,500,000
Self-liquidating assets	6,080,000
Cash and due from banks	844,228
Marketable securities available for repo	3,892,150
Total sources of contingency liquidity	13,316,378

Net contingency liquidity	$12,693,037

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended June 30, 2015.

Balance Sheet Gap Policy. Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the six months ended June 30, 2015. During the three months ended June 30, 2015, this gap averaged 1.9 percent (maximum level 2.1 percent and minimum level 1.6 percent). As of June 30, 2015, this gap was 1.9 percent, compared with 0.4 percent at December 31, 2014.

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

Debt Financing — Consolidated Obligations

At June 30, 2015, and December 31, 2014, outstanding COs, including both CO bonds and CO discount notes, totaled $52.0 billion and $50.8 billion, respectively.

CO bonds outstanding for which we are primarily liable at June 30, 2015, and December 31, 2014, include issued callable bonds totaling $4.6 billion and $4.5 billion, respectively.

CO discount notes comprised 49.9 percent and 49.8 percent of the outstanding COs for which we are primarily liable at June 30, 2015, and December 31, 2014, respectively, but accounted for 93.1 percent and 91.8 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2015 and 2014, respectively, due, in particular, to our frequent overnight CO discount note issuances.

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

Capital

Total capital at June 30, 2015, was $3.2 billion compared with $2.9 billion at December 31, 2014.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2015, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $57.3 million and $298.6 million at June 30, 2015, and December 31, 2014, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2014 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at June 30, 2015, and December 31, 2014 (dollars in thousands).

Expiry of Redemption Period	June 30, 2015	December 31, 2014
Past redemption date (1)	$629	$697
Due in one year or less	—	—
Due after one year through two years	207	25,383
Due after two years through three years	5,164	207
Due after three years through four years	338	217,420
Due after four years through five years	50,930	54,892
Total	$57,268	$298,599
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Mandatorily redeemable capital stock declined from $298.6 million at December 31, 2014, to $57.3 million at June 30, 2015, as we repurchased shares from non-members that exceeded their total stock investment requirement. Dividend payments on mandatorily redeemable capital stock are classified as interest expense, so the repurchase of this stock has reduced our interest expense. For the three months ended June 30, 2015, interest expense on mandatorily redeemable capital stock amounted to $468,000 compared with $2.7 million for the three months ended June 30, 2014.

Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2014 Annual Report. As discussed in that Item, we may repurchase excess stock at our sole discretion. We repurchased $270.9 million of excess stock (including mandatorily redeemable excess stock) during the six months ended June 30, 2015.

At June 30, 2015, and December 31, 2014, excess capital stock totaled $405.5 million and $633.0 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2015	$651,815	$1,482,169	$2,134,007	$2,539,512	$405,505
December 31, 2014	632,454	1,446,248	2,078,725	2,711,713	632,988
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 24, 2015, the Director of the FHFA notified us that, based on March 31, 2015, financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.4 percent at June 30, 2015.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model. As of June 30, 2015, this internal minimum capital requirement equaled $2.8 billion, which was satisfied by our actual regulatory capital of $3.6 billion.

Excess Stock Management Program

On July 24, 2015, our board of directors authorized management to implement an excess stock management program. Under the new program, we have the discretion to maintain excess stock within a range defined by the board and may, from time to time, unilaterally repurchase excess shares from shareholders on a pro rata basis. The board established the initial excess stock range at between zero and $200 million. As of June 30, 2015, our shareholders held $405.5 million in excess stock. We expect to make our first repurchase of excess stock under the program in September 2015.

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

As of June 30, 2015, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

FHFA Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the FHFA issued an advisory bulletin establishing a core mission asset ratio by which the FHFA will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be determined at year-end and calculated using annual average par values.

The advisory bulletin provides the FHFA’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	when the ratio is 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining at least this level;

•	when the ratio is between 55 percent and 70 percent, the strategic plan should explain the FHLBank’s plan to increase its mission focus; and

•
when the ratio is below 55 percent, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55 percent over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF program.

We do not anticipate that conforming to the guidance in this advisory bulletin is likely to materially impact our financial condition or results of operations.

Stress Test Disclosure

On July 23, 2015, we posted the results of our 2015 stress test as required by FHFA regulations, which results can be found at the following address: http://www.fhlbboston.com/aboutus/thebank/06_01_14_financial_reports.jsp

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at June 30, 2015, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.5 billion, compared with $14.6 billion at December 31, 2014);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at June 30, 2015, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.5 billion compared with $1.6 billion at December 31, 2014);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements, was $7.8 billion, or 30.1 percent of our total outstanding CO bonds at June 30, 2015, compared with $7.2 billion, or 28.4 percent of total outstanding CO bonds, at December 31, 2014);

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

MVE is the net economic value of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the estimated market value of our assets and the estimated market value of our liabilities, net of the estimated market value of all derivatives.

MVE, and in particular, the ratio of MVE to the book value of equity (BVE), is a measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. BVE is equal to our permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. However, we caution that care must be taken to properly interpret the results of the MVE analysis as the basis for these valuations may not be fully representative of future realized prices. Further, valuations are based on market curves and prices respective of individual assets, liabilities, and derivatives, and therefore are not representative of future net income to be earned by us through the spread between asset market curves and the market curves for funding costs. MVE should not be considered indicative of our market value as a going concern because it does not consider future new business activities, risk-management strategies, or the net profitability of assets after funding costs are subtracted.

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

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at June 30, 2015, and December 31, 2014.

Interest/Market-Rate Risk Metric	At June 30, 2015	At December 31, 2014	Target, Limit or Management Action Trigger at December 31, 2014
MVE	$3.5 billion	$3.5 billion	None
MVE/BVE	96.4%	97.1%	None
MVE/Par Stock	136.8%	129.3%	102% (management action trigger) and 100% or higher (target)
Economic Capital Ratio	6.1%	6.3%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$93.5 million	$75.6 million	Maintain below $225.0 million (management action trigger) and maintain below $275.0 million (limit)
Duration of Equity	+1.43 years	+0.01 years	Maintain between +/- 3.5 years (management action trigger) and maintain between +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(5.7)%	(3.1)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+1.1 months	+0.01 months	None
MPF Portfolio VaR	$68.8 million	$49.6 million	Maintain below 25% of the VaR limit (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 181 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 184 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

We exceeded the MPF Portfolio VaR management action trigger at June 30, 2015. The breach is largely the result of the impact of higher interest rates on the projected value of our portfolio of MPF loans versus specific debt used to fund the portfolio. As a result of the breach, management reviewed the risk exposure in the MPF portfolio and the risk exposure of the entire balance sheet as required by the management action trigger. Although we found the MPF risk exposure to correlate with the risk exposure of the entire balance sheet, because this is not a perfect correlation and the risk of the overall balance sheet as measured by VaR remains well below both its management action trigger and limit, no reduction to the MPF risk profile was required. Should the MPF VaR management action trigger continue to be breached, and should our VaR increase closer to its management action trigger and limit, management expects to take steps intended to reduce our risk exposure by making changes to the balance sheet including adding long-term debt or pay-fixed interest-rate swaps.

Value at Risk. The table below presents the historical simulation VaR estimate as of June 30, 2015, and December 31, 2014, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2015		December 31, 2014
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	0.01%	$0.2	0.09%	$3.2
75%	0.30	10.3	0.32	11.1
95%	1.17	40.7	1.10	38.5
99%	2.69	93.5	2.15	75.6
_______________________

(1)	Loss exposure is expressed as a percentage of base MVE.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in millions).

	June 30, 2015
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,408	$3,453	$3,501	$3,473	$3,401	$3,275	$3,125
Percent change in MVE from base	(1.9)%	(0.6)%	0.8%	—%	(2.1)%	(5.7)%	(10.0)%
MVE/BVE	94.6%	95.8%	97.1%	96.4%	94.4%	90.9%	86.7%
MVE/Par Stock	134.2%	136.0%	137.8%	136.8%	133.9%	128.9%	123.1%
Duration of Equity	+0.20 years	-1.34 years	+0.07 years	+1.43 years	+3.05 years	+4.21 years	+4.91 years
Return on Regulatory Capital less 3-month LIBOR (2)	3.0%	3.0%	3.1%	3.1%	2.8%	2.3%	1.8%
Net income percent change from base	(21.1)%	(21.2)%	(17.4)%	—%	17.2%	32.6%	46.3%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored at zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for June 30, 2015, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; and d) changes in fair values from trading securities and hedging activities.

	December 31, 2014
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,512	$3,465	$3,486	$3,507	$3,487	$3,400	$3,273
Percent change in MVE from base	0.1%	(1.2)%	(0.6)%	—%	(0.6)%	(3.1)%	(6.7)%
MVE/BVE	97.2%	95.9%	96.5%	97.1%	96.5%	94.1%	90.6%
MVE/Par Stock	129.5%	127.8%	128.6%	129.3%	128.6%	125.4%	120.7%
Duration of Equity	+1.39 years	+0.37 years	-0.67 years	+0.01 years	+1.63 years	+3.15 years	+4.11 years
Return on Regulatory Capital less 3-month LIBOR (2)	3.1%	2.9%	3.0%	3.2%	2.8%	2.4%	1.8%
Net Income percent change from base	(16.3)%	(21.0)%	(19.2)%	—%	19.0%	34.8%	47.4%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored at zero, and therefore may not be fully representative of the indicated rate shock.

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

Convexity Management Action Trigger and Limit. We measure the convexity of our MVE and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent in an up or down 200 basis point parallel rate shock scenario. Our policies require management to notify the board of directors' Risk Committee if the limit is breached. As per the percent change in MVE lines in the above tables, we satisfied the limit at each of June 30, 2015, and December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter covered by this report, we settled our private-label MBS claims with certain defendants for an aggregate amount of $134.7 million, which amount is net of legal fees and expenses. We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2014 Annual Report.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 7, 2015	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
August 7, 2015	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer