Form 10-Q
period 2015-09-30
Federal Home Loan Bank of Boston
filed 2015-11-10
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2015
Class A Stock, par value $100	zero
Class B Stock, par value $100	22,973,912

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$320,281	$1,124,536
Interest-bearing deposits	238	163
Securities purchased under agreements to resell	7,650,000	5,250,000
Federal funds sold	2,425,000	2,550,000
Investment securities:
Trading securities	236,322	244,969
Available-for-sale securities - includes $26,744 and $641 pledged as collateral at September 30, 2015, and December 31, 2014, respectively that may be repledged	6,272,640	5,481,978
Held-to-maturity securities - includes $51,646 and $66,279 pledged as collateral at September 30, 2015, and December 31, 2014, respectively that may be repledged (a)	2,792,023	3,352,189
Total investment securities	9,300,985	9,079,136
Advances	33,954,689	33,482,074
Mortgage loans held for portfolio, net of allowance for credit losses of $1,000 and $2,012 at September 30, 2015, and December 31, 2014, respectively	3,580,269	3,483,948
Accrued interest receivable	74,881	77,411
Premises, software, and equipment, net	3,496	3,951
Derivative assets, net	41,238	14,548
Other assets	46,295	40,910
Total Assets	$57,397,372	$55,106,677
LIABILITIES
Deposits
Interest-bearing	$474,274	$345,561
Non-interest-bearing	21,597	23,770
Total deposits	495,871	369,331
Consolidated obligations (COs):
Bonds	26,412,714	25,505,774
Discount notes	26,538,537	25,309,608
Total consolidated obligations	52,951,251	50,815,382
Mandatorily redeemable capital stock	42,643	298,599
Accrued interest payable	99,382	91,225
Affordable Housing Program (AHP) payable	76,249	66,993
Derivative liabilities, net	480,197	558,889
Other liabilities	30,699	28,472
Total liabilities	54,176,292	52,228,891
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 25,426 shares and 24,131 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	2,542,598	2,413,114
Retained earnings:
Unrestricted	894,676	764,888
Restricted	179,502	136,770
Total retained earnings	1,074,178	901,658
Accumulated other comprehensive loss	(395,696)	(436,986)
Total capital	3,221,080	2,877,786
Total Liabilities and Capital	$57,397,372	$55,106,677
_______________________________________
(a) Fair values of held-to-maturity securities were $3,090,905 and $3,710,815 at September 30, 2015, and December 31, 2014, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Advances	$59,163	$57,456	$175,012	$170,148
Prepayment fees on advances, net	1,506	1,179	5,527	4,441
Securities purchased under agreements to resell	1,366	886	3,273	2,267
Federal funds sold	1,669	1,027	4,519	2,416
Trading securities	2,274	2,346	6,888	7,051
Available-for-sale securities	24,313	18,911	68,488	46,195
Held-to-maturity securities	22,997	27,245	72,132	85,715
Prepayment fees on investments	29	130	286	1,240
Mortgage loans held for portfolio	30,392	30,918	91,633	94,136
Other	18	3	43	5
Total interest income	143,727	140,101	427,801	413,614
INTEREST EXPENSE
Consolidated obligations - bonds	80,695	82,489	242,859	238,193
Consolidated obligations - discount notes	6,391	4,620	16,813	11,515
Deposits	13	29	46	50
Mandatorily redeemable capital stock	472	1,358	1,275	7,632
Other borrowings	—	1	2	4
Total interest expense	87,571	88,497	260,995	257,394
NET INTEREST INCOME	56,156	51,604	166,806	156,220
(Reduction of) provision for credit losses	(159)	373	(442)	294
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	56,315	51,231	167,248	155,926
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(230)	(243)	(810)	(243)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(823)	(68)	(2,018)	(925)
Net other-than-temporary impairment losses on investment securities, credit portion	(1,053)	(311)	(2,828)	(1,168)
Litigation settlements	—	17,543	134,713	22,012
Loss on early extinguishment of debt	(82)	(163)	(211)	(2,755)
Service fees	2,094	1,874	6,102	5,159
Net unrealized gains (losses) on trading securities	780	(2,387)	(332)	576
Net (losses) gains on derivatives and hedging activities	(7,653)	1,411	(12,154)	(1,264)
Other	123	(182)	(329)	(581)
Total other (loss) income	(5,791)	17,785	124,961	21,979
OTHER EXPENSE
Compensation and benefits	9,419	8,990	32,717	27,847
Other operating expenses	4,973	4,961	15,129	15,273
Federal Housing Finance Agency (the FHFA)	884	576	2,787	1,960
Office of Finance	666	654	2,193	2,063
Other	689	492	1,839	1,857
Total other expense	16,631	15,673	54,665	49,000
INCOME BEFORE ASSESSMENTS	33,893	53,343	237,544	128,905
AHP	3,437	5,470	23,882	13,654
NET INCOME	$30,456	$47,873	$213,662	$115,251

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$30,456	$47,873	$213,662	$115,251
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(1,962)	(9,274)	3,834	20,397
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to non-interest income	823	68	2,018	925
Accretion of noncredit portion	10,072	12,531	33,525	37,278
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	10,895	12,599	35,543	38,203
Net unrealized (losses) gains relating to hedging activities
Unrealized losses	(15,959)	(1,482)	(15,329)	(21,222)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	6,231	3,149	16,758	3,878
Total net unrealized (losses) gains relating to hedging activities	(9,728)	1,667	1,429	(17,344)
Pension and postretirement benefits	162	(67)	484	(202)
Total other comprehensive (loss) income	(633)	4,925	41,290	41,054
Total comprehensive income	$29,823	$52,798	$254,952	$156,305

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2013	25,305	$2,530,471	$681,978	$106,812	$788,790	$(481,516)	$2,837,745
Proceeds from sale of capital stock	1,297	129,721					129,721
Repurchase of capital stock	(2,664)	(266,346)					(266,346)
Shares reclassified to mandatorily redeemable capital stock	(3)	(338)					(338)
Comprehensive income			92,200	23,051	115,251	41,054	156,305
Cash dividends on capital stock			(27,849)		(27,849)		(27,849)
BALANCE, SEPTEMBER 30, 2014	23,935	$2,393,508	$746,329	$129,863	$876,192	$(440,462)	$2,829,238

BALANCE, DECEMBER 31, 2014	24,131	$2,413,114	$764,888	$136,770	$901,658	$(436,986)	$2,877,786
Proceeds from sale of capital stock	1,631	163,063					163,063
Repurchase of capital stock	(335)	(33,525)					(33,525)
Shares reclassified to mandatorily redeemable capital stock	(1)	(54)					(54)
Comprehensive income			170,930	42,732	213,662	41,290	254,952
Cash dividends on capital stock			(41,142)		(41,142)		(41,142)
BALANCE, SEPTEMBER 30, 2015	25,426	$2,542,598	$894,676	$179,502	$1,074,178	$(395,696)	$3,221,080

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$213,662	$115,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(43,968)	(53,714)
(Reduction of) provision for credit losses	(442)	294
Change in net fair-value adjustments on derivatives and hedging activities	1,317	(61,402)
Net other-than-temporary impairment losses on investment securities, credit portion	2,828	1,168
Loss on early extinguishment of debt	211	2,755
Other adjustments	(442)	153
Net change in:
Market value of trading securities	332	(576)
Accrued interest receivable	2,530	11,896
Other assets	(64)	5,237
Accrued interest payable	8,157	16,978
Other liabilities	10,113	1,856
Total adjustments	(19,428)	(75,355)
Net cash provided by operating activities	194,234	39,896

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(70,426)	(26,875)
Securities purchased under agreements to resell	(2,400,000)	250,000
Federal funds sold	125,000	(1,600,000)
Premises, software, and equipment	(794)	(716)
Trading securities:
Proceeds from long-term	8,314	2,413
Available-for-sale securities:
Proceeds from long-term	739,421	1,123,129
Purchases of long-term	(1,529,058)	(2,452,584)
Held-to-maturity securities:
Proceeds from long-term	617,803	653,616
Advances to members:
Proceeds	258,113,231	210,734,280
Disbursements	(258,602,004)	(214,711,518)
Mortgage loans held for portfolio:
Proceeds	439,681	311,167
Purchases	(551,753)	(358,866)
Proceeds from sale of foreclosed assets	6,189	7,455
Net cash used in investing activities	(3,104,396)	(6,068,499)

FINANCING ACTIVITIES
Net change in deposits	128,400	4,821
Net payments on derivatives with a financing element	(14,302)	(13,294)
Net proceeds from issuance of consolidated obligations:
Discount notes	110,227,338	97,204,190

Bonds	8,525,179	9,192,605
Bonds transferred from other Federal Home Loan Banks (the FHLBanks)	87,782	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(108,999,969)	(90,706,106)
Bonds	(7,680,907)	(7,596,332)
Proceeds from issuance of capital stock	163,063	129,721
Payments for redemption of mandatorily redeemable capital stock	(256,010)	(733,641)
Payments for repurchase of capital stock	(33,525)	(266,346)
Cash dividends paid	(41,142)	(27,860)
Net cash provided by financing activities	2,105,907	7,187,758
Net (decrease) increase in cash and due from banks	(804,255)	1,159,155
Cash and due from banks at beginning of the year	1,124,536	641,033
Cash and due from banks at end of the period	$320,281	$1,800,188
Supplemental disclosures:
Interest paid	$307,832	$303,643
AHP payments	$14,080	$10,170
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$5,611	$7,141

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

Note 3 — Trading Securities

Major Security Types. Our trading securities as of September 30, 2015, and December 31, 2014, were (dollars in thousands):

	September 30, 2015	December 31, 2014
Mortgage-backed securities (MBS)
U.S. government-guaranteed – single-family	$10,765	$12,235
Government-sponsored enterprise (GSE) – single-family	1,651	2,300
GSEs – multifamily	223,906	230,434
Total	$236,322	$244,969

Net unrealized losses or gains on trading securities for the nine months ended September 30, 2015 and 2014, amounted to net losses of $332,000 and net gains of $576,000 for securities held on September 30, 2015 and 2014, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of September 30, 2015, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$476,597	$—	$(28,337)	$448,260
U.S. government-owned corporations	329,620	—	(53,111)	276,509
GSEs	136,266	—	(15,921)	120,345
	942,483	—	(97,369)	845,114
MBS
U.S. government guaranteed – single-family	168,729	241	(1,994)	166,976
U.S. government guaranteed – multifamily	758,333	3,303	(262)	761,374
GSEs – single-family	4,472,884	30,778	(4,486)	4,499,176
	5,399,946	34,322	(6,742)	5,427,526
Total	$6,342,429	$34,322	$(104,111)	$6,272,640
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

The following table summarizes our available-for-sale securities with unrealized losses as of September 30, 2015, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$448,260	$(28,337)	$448,260	$(28,337)
U.S. government-owned corporations	—	—	276,509	(53,111)	276,509	(53,111)
GSEs	—	—	120,345	(15,921)	120,345	(15,921)
	—	—	845,114	(97,369)	845,114	(97,369)

MBS
U.S. government guaranteed – single-family	—	—	121,814	(1,994)	121,814	(1,994)
U.S. government guaranteed – multifamily	—	—	111,128	(262)	111,128	(262)
GSEs – single-family	651,699	(2,403)	398,759	(2,083)	1,050,458	(4,486)
	651,699	(2,403)	631,701	(4,339)	1,283,400	(6,742)
Total temporarily impaired	$651,699	$(2,403)	$1,476,815	$(101,708)	$2,128,514	$(104,111)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at September 30, 2015, and December 31, 2014, were (dollars in thousands):

	September 30, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through 10 years	17,465	16,601	—	—
Due after 10 years	925,018	828,513	928,624	856,135
	942,483	845,114	928,624	856,135
MBS (1)	5,399,946	5,427,526	4,626,977	4,625,843
Total	$6,342,429	$6,272,640	$5,555,601	$5,481,978
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of September 30, 2015, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$4,235	$—	$4,235	$249	$—	$4,484
State or local housing-finance-agency obligations (HFA securities)	173,784	—	173,784	41	(24,434)	149,391
	178,019	—	178,019	290	(24,434)	153,875
MBS
U.S. government guaranteed – single-family	16,936	—	16,936	389	—	17,325
U.S. government guaranteed – multifamily	26,275	—	26,275	72	—	26,347
GSEs – single-family	1,174,680	—	1,174,680	35,597	(107)	1,210,170
GSEs – multifamily	400,305	—	400,305	25,321	—	425,626
Private-label – residential	1,220,336	(239,706)	980,630	275,163	(13,132)	1,242,661
Asset-backed securities (ABS) backed by home equity loans	15,871	(693)	15,178	698	(975)	14,901
	2,854,403	(240,399)	2,614,004	337,240	(14,214)	2,937,030
Total	$3,032,422	$(240,399)	$2,792,023	$337,530	$(38,648)	$3,090,905

Our held-to-maturity securities as of December 31, 2014, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$5,777	$—	$5,777	$360	$—	$6,137
HFA securities	178,387	—	178,387	30	(18,136)	160,281
	184,164	—	184,164	390	(18,136)	166,418
MBS
U.S. government guaranteed – single-family	20,399	—	20,399	487	—	20,886
U.S. government guaranteed – multifamily	115,712	—	115,712	298	(6)	116,004
GSEs – single-family	1,420,801	—	1,420,801	40,518	(157)	1,461,162
GSEs – multifamily	542,130	—	542,130	29,949	—	572,079
Private-label – residential	1,327,967	(275,158)	1,052,809	319,306	(13,957)	1,358,158
ABS backed by home equity loans	16,958	(784)	16,174	856	(922)	16,108
	3,443,967	(275,942)	3,168,025	391,414	(15,042)	3,544,397
Total	$3,628,131	$(275,942)	$3,352,189	$391,804	$(33,178)	$3,710,815

The following table summarizes our held-to-maturity securities with unrealized losses as of September 30, 2015, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$14,821	$(178)	$129,529	$(24,256)	$144,350	$(24,434)

MBS
GSEs – single-family	—	—	16,950	(107)	16,950	(107)
Private-label – residential	105,919	(2,113)	485,188	(43,035)	591,107	(45,148)
ABS backed by home equity loans	203	(7)	13,518	(1,146)	13,721	(1,153)
	106,122	(2,120)	515,656	(44,288)	621,778	(46,408)
Total	$120,943	$(2,298)	$645,185	$(68,544)	$766,128	$(70,842)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at September 30, 2015, and December 31, 2014, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	September 30, 2015			December 31, 2014
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$150	$150	$150
Due after one year through five years	7,213	7,213	7,494	9,369	9,369	9,751
Due after five years through 10 years	17,021	17,021	16,852	17,115	17,115	16,973
Due after 10 years	153,785	153,785	129,529	157,530	157,530	139,544
	178,019	178,019	153,875	184,164	184,164	166,418
MBS (2)	2,854,403	2,614,004	2,937,030	3,443,967	3,168,025	3,544,397
Total	$3,032,422	$2,792,023	$3,090,905	$3,628,131	$3,352,189	$3,710,815
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at September 30, 2015. At September 30, 2015, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of September 30, 2015:

•
We expect debentures issued by a supranational institution that were in an unrealized loss position as of September 30, 2015, to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of September 30, 2015, none of our held-to-maturity investments in HFA securities that are in an unrealized loss position were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates, credit spreads, and illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of September 30, 2015, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at September 30, 2015.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, loan modifications, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The OTTI Governance Committee developed a short-term housing-price forecast, with projected changes ranging from a decrease of 3.0 percent to an increase of 8.0 percent over the 12-month period beginning July 1, 2015. For the vast majority of markets, the projected short-term housing-price changes range from an increase of 2.0 percent to an increase of 5.0 percent. Thereafter, we have projected a unique recovery path for each relevant geographic area based on an internally developed framework derived from historical data.

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended September 30, 2015, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A Private-label residential MBS (1)
2007	$47,097	6.3%	42.3%	36.9%	—%
2006	81,774	9.2	31.9	38.9	0.4
2005	21,963	8.0	22.2	35.8	22.7
2004 and prior	2,556	13.4	15.5	5.0	3.3
Total	$153,390	8.2%	33.4%	37.3%	3.5%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through September 30, 2015 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	September 30, 2015
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$51,669	$44,541	$35,355	$45,139
Private-label residential MBS – Alt-A	1,327,714	978,983	748,463	1,013,804
ABS backed by home equity loans – Subprime	4,071	3,667	2,974	3,672
Total other-than-temporarily impaired securities	$1,383,454	$1,027,191	$786,792	$1,062,615
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$551,341	$587,334	$568,652	$603,786
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	31	—	31
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	1,053	280	2,828	1,137
Reductions:
Securities matured during the period	—	(173)	—	(173)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(2)	(9,585)	(8,991)	(28,671)	(26,300)
Balance at end of period	$542,809	$578,481	$542,809	$578,481
_______________________

(1)
For the three months ended September 30, 2015 and 2014, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to July 1, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2015 and 2014.

(2)	Represents amounts accreted as interest income during the current period.

Note 7 — Advances

General Terms. At September 30, 2015, and December 31, 2014, we had advances outstanding with interest rates ranging from 0.00 percent to 7.72 percent and (0.22) percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	September 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$8,021	0.46%	$19,863	0.44%
Due in one year or less	20,818,140	0.52	20,561,912	0.41
Due after one year through two years	4,117,223	2.21	4,114,587	1.63
Due after two years through three years	3,173,238	2.10	3,564,747	2.68
Due after three years through four years	1,662,577	1.84	2,299,457	2.16
Due after four years through five years	1,819,083	1.78	1,087,673	2.11
Thereafter	2,163,542	2.71	1,626,475	2.98
Total par value	33,761,824	1.15%	33,274,714	1.11%
Premiums	27,289		32,887
Discounts	(17,575)		(18,549)
Market value of bifurcated derivatives (1)	3,053		1,467
Hedging adjustments	180,098		191,555
Total	$33,954,689		$33,482,074
_________________________

(1)
At September 30, 2015, and December 31, 2014, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as a stand-alone derivative.

At September 30, 2015, and December 31, 2014, we had putable advances outstanding totaling $2.0 billion and $2.3 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	September 30, 2015	December 31, 2014
Overdrawn demand-deposit accounts	$8,021	$19,863
Due in one year or less	22,557,440	22,737,137
Due after one year through two years	3,029,423	3,767,187
Due after two years through three years	2,678,988	2,155,922
Due after three years through four years	1,562,327	1,931,707
Due after four years through five years	1,810,083	1,036,423
Thereafter	2,115,542	1,626,475
Total par value	$33,761,824	$33,274,714

At September 30, 2015, and December 31, 2014, we had callable advances outstanding totaling $52.0 million and $30.0 million, respectively.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	September 30, 2015	December 31, 2014
Fixed-rate	$27,633,428	$27,236,551
Variable-rate	6,128,396	6,038,163
Total par value	$33,761,824	$33,274,714

Credit-Risk Exposure and Security Terms. At September 30, 2015, and December 31, 2014, we had $12.3 billion and $10.7 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five borrowers at September 30, 2015, and three borrowers at December 31, 2014, representing 36.6 percent and 32.0 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Prepayment Fees. For the three and nine months ended September 30, 2015 and 2014, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Prepayment fees received from borrowers	$15,377	$2,864	$19,273	$10,687
Less: hedging fair-value adjustments on prepaid advances	(12,674)	—	(15,405)	(552)
Less: net discounts (premiums) associated with prepaid advances	—	110	—	(3,819)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(1,197)	(1,795)	(1,443)	(1,875)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	—	3,102	—
Net prepayment fees recognized in income	$1,506	$1,179	$5,527	$4,441

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

The following table presents certain characteristics of these investments (dollars in thousands):

	September 30, 2015	December 31, 2014
Real estate
Fixed-rate 15-year single-family mortgages	$577,671	$570,663
Fixed-rate 20- and 30-year single-family mortgages	2,939,339	2,852,669
Premiums	63,911	62,554
Discounts	(2,285)	(2,761)
Deferred derivative gains, net	2,633	2,835
Total mortgage loans held for portfolio	3,581,269	3,485,960
Less: allowance for credit losses	(1,000)	(2,012)
Total mortgage loans, net of allowance for credit losses	$3,580,269	$3,483,948

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	September 30, 2015	December 31, 2014
Conventional mortgage loans	$3,096,483	$2,997,669
Government mortgage loans	420,527	425,663
Total par value	$3,517,010	$3,423,332

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

At September 30, 2015, and December 31, 2014, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended September 30, 2015 and 2014.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at September 30, 2015, and December 31, 2014. At September 30, 2015, and December 31, 2014, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2015, and December 31, 2014. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2014 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at September 30, 2015, and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$22,754	$14,277	$37,031
Past due 60-89 days delinquent	9,914	4,679	14,593
Past due 90 days or more delinquent	23,582	9,116	32,698
Total past due	56,250	28,072	84,322
Total current loans	3,111,048	404,084	3,515,132
Total mortgage loans	$3,167,298	$432,156	$3,599,454
Other delinquency statistics
In process of foreclosure, included above (1)	$11,457	$3,046	$14,503
Serious delinquency rate (2)	0.79%	2.11%	0.95%
Past due 90 days or more still accruing interest	$—	$9,116	$9,116
Loans on nonaccrual status (3)	$24,092	$—	$24,092
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value, and any related allowance for impaired conventional loans individually assessed for impairment at September 30, 2015, and December 31, 2014, and the average recorded investment and interest income recognized on these loans during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands).

	As of September 30, 2015			As of December 31, 2014
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$29,050	$29,010	$—	$6,679	$6,654	$—
Individually evaluated impaired mortgage loans with a related allowance	—	—	—	3,097	3,073	544
Total individually evaluated impaired mortgage loans	$29,050	$29,010	$—	$9,776	$9,727	$544

	For the Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$30,295	$105	$4,930	$38
Individually evaluated impaired mortgage loans with a related allowance	—	—	2,760	2
Total individually evaluated impaired mortgage loans	$30,295	$105	$7,690	$40

	For the Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$31,907	$354	$4,304	$130
Individually evaluated impaired mortgage loans with a related allowance	—	—	2,868	15
Total individually evaluated impaired mortgage loans	$31,907	$354	$7,172	$145

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2015 and 2014, as well as the recorded investment in mortgage loans by impairment methodology at September 30, 2015 and 2014 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Allowance for credit losses
Balance, beginning of period	$1,100	$2,042	$2,012	$2,221
Charge-offs, net of recoveries	59	(48)	(570)	(148)
(Reduction of) provision for credit losses	(159)	373	(442)	294
Balance, end of period	$1,000	$2,367	$1,000	$2,367
Ending balance, individually evaluated for impairment	$—	$490	$—	$490
Ending balance, collectively evaluated for impairment	$1,000	$1,877	$1,000	$1,877
Recorded investment, end of period (1)
Individually evaluated for impairment	$29,050	$7,944	$29,050	$7,944
Collectively evaluated for impairment	$3,138,248	$2,977,650	$3,138,248	$2,977,650
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

REO. At September 30, 2015, and December 31, 2014, we had $3.8 million and $4.3 million, respectively, in assets classified as REO. During the nine months ended September 30, 2015 and 2014, we sold REO assets with a recorded carrying value of $5.1 million and $7.6 million, respectively. Upon the sale of REO properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $600,000 and net losses totaling $335,000 during the nine months ended September 30, 2015 and 2014, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of September 30, 2015, and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$15,529,877	$50,087	$(541,949)	$12,579,525	$26,381	$(553,967)
Forward-start interest-rate swaps	552,800	—	(38,592)	1,096,800	—	(42,209)
Total derivatives designated as hedging instruments	16,082,677	50,087	(580,541)	13,676,325	26,381	(596,176)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	488,000	30	(22,372)	423,000	31	(19,849)
Interest-rate caps or floors	300,000	—	—	300,000	—	—
Mortgage-delivery commitments (1)	27,796	135	—	26,927	71	(8)
Total derivatives not designated as hedging instruments	815,796	165	(22,372)	749,927	102	(19,857)
Total notional amount of derivatives	$16,898,473			$14,426,252
Total derivatives before netting and collateral adjustments		50,252	(602,913)		26,483	(616,033)
Netting adjustments and cash collateral including related accrued interest (2)		(9,014)	122,716		(11,935)	57,144
Derivative assets and derivative liabilities		$41,238	$(480,197)		$14,548	$(558,889)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $115.9 million and $45.5 million at September 30, 2015, and December 31, 2014, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $2.2 million and $290,000 at September 30, 2015, and December 31, 2014, respectively.

Net losses on derivatives and hedging activities recorded in other (loss) income for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives designated as hedging instruments
Interest-rate swaps	$(4,690)	$334	$(6,405)	$1,793
Forward-start interest-rate swaps	(205)	(78)	(101)	(248)
Total net (losses) gains related to derivatives designated as hedging instruments	(4,895)	256	(6,506)	1,545

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(3,313)	1,062	(5,988)	(3,581)
Interest-rate caps or floors	—	(1)	—	(43)
Mortgage-delivery commitments	555	94	340	815
Total net (losses) gains related to derivatives not designated as hedging instruments	(2,758)	1,155	(5,648)	(2,809)
Net (losses) gains on derivatives and hedging activities	$(7,653)	$1,411	$(12,154)	$(1,264)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(21,993)	$21,422	$(571)	$(32,932)
Investments	(39,947)	40,227	280	(9,405)
COs – bonds	13,107	(17,506)	(4,399)	18,475
Total	$(48,833)	$44,143	$(4,690)	$(23,862)

	For the Three Months Ended September 30, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$48,280	$(48,158)	$122	$(32,487)
Investments	(2,683)	3,040	357	(9,496)
Deposits	(362)	362	—	357
COs – bonds	(17,834)	17,689	(145)	14,856
Total	$27,401	$(27,067)	$334	$(26,770)

	For the Nine Months Ended September 30, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$11,318	$(11,456)	$(138)	$(97,442)
Investments	(12,702)	13,859	1,157	(28,326)
COs – bonds	17,376	(24,800)	(7,424)	49,438
Total	$15,992	$(22,397)	$(6,405)	$(76,330)

	For the Nine Months Ended September 30, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$78,389	$(78,039)	$350	$(98,917)
Investments	(55,952)	56,825	873	(28,494)
Deposits	(1,143)	1,143	—	1,151
COs – bonds	2,921	(2,351)	570	38,629
Total	$24,215	$(22,422)	$1,793	$(87,631)
____________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

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

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Losses Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended September 30, 2015	$(15,959)	Interest expense	$(6,227)	$(205)
For the Three Months Ended September 30, 2014	(1,482)	Interest expense	(3,145)	(78)

For the Nine Months Ended September 30, 2015	(15,329)	Interest expense	(16,747)	(101)
For the Nine Months Ended September 30, 2014	(21,222)	Interest expense	(3,865)	(248)

For the nine months ended September 30, 2015 and 2014, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2015, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of September 30, 2015, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $26.6 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (bilateral derivatives). Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investor Services (Moody's) or Standard and Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on bilateral derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all bilateral derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2015, was $500.0 million, for which we had delivered collateral with a post-haircut value of $421.3 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain bilateral derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2015 (dollars in thousands).

Post-Haircut Value of Incremental Collateral to be Delivered as of September 30, 2015

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$31,372
AA-	A+, A or A-	26,313
A-	below A-	32,548
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

(2)
Additional collateral of $1.1 million could be called by counterparties as of September 30, 2015, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

For cleared derivatives, the DCO determines initial margin requirements. We note that we clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are futures commission merchants registered with the U.S. Commodity Futures Trading Commission (the CFTC). Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at September 30, 2015.

Offsetting of Certain Derivatives. We present derivatives, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing member and/or by counterparty.

The following table presents separately the fair value of derivatives meeting or not meeting netting requirements, with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of September 30, 2015, and December 31, 2014 (dollars in thousands).

	September 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Bilateral derivatives	$19,552	$(515,834)	$20,083	$(578,073)
Cleared derivatives	30,565	(87,079)	6,329	(37,952)
Total gross recognized amount	50,117	(602,913)	26,412	(616,025)
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(17,895)	35,637	(19,481)	19,191
Cleared derivatives	8,881	87,079	7,546	37,953
Total gross amounts of netting adjustments and cash collateral	(9,014)	122,716	(11,935)	57,144
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	1,657	(480,197)	602	(558,882)
Cleared derivatives	39,446	—	13,875	1
Total net amounts after netting adjustments and cash collateral	41,103	(480,197)	14,477	(558,881)
Derivatives not meeting netting requirements
Mortgage delivery commitments	135	—	71	(8)
Total derivative assets and total derivative liabilities
Bilateral derivatives	1,657	(480,197)	602	(558,882)
Cleared derivatives	39,446	—	13,875	1
Mortgage delivery commitments	135	—	71	(8)
Total derivative assets and total derivative liabilities presented in the statement of condition	41,238	(480,197)	14,548	(558,889)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Bilateral derivatives	(231)	78,000	—	66,056
Cannot be sold or repledged
Bilateral derivatives	—	341,366	—	392,944
Total non-cash collateral received or pledged, not offset	(231)	419,366	—	459,000
Net amount
Bilateral derivatives	1,426	(60,831)	602	(99,882)
Cleared derivatives	39,446	—	13,875	2
Mortgage delivery commitments	135	—	71	(8)
Total net amount	$41,007	$(60,831)	$14,548	$(99,888)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At September 30, 2015, and December 31, 2014, we had additional net credit exposure of $3.2 million and $4.0 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	September 30, 2015	December 31, 2014
Interest-bearing
Demand and overnight	$470,983	$340,441
Other	3,291	5,120
Noninterest-bearing
Other	21,597	23,770
Total deposits	$495,871	$369,331

Note 12 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at September 30, 2015, and December 31, 2014, by year of contractual maturity (dollars in thousands):

	September 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$8,330,130	1.19%	$6,675,745	1.41%
Due after one year through two years	5,757,005	1.40	5,573,745	1.46
Due after two years through three years	4,299,915	1.84	4,842,570	1.91
Due after three years through four years	2,493,480	1.73	2,392,380	1.77
Due after four years through five years	1,879,590	2.15	2,244,815	1.95
Thereafter	3,483,920	2.88	3,599,085	2.79
Total par value	26,244,040	1.69%	25,328,340	1.79%
Premiums	162,312		199,628
Discounts	(15,630)		(19,386)
Hedging adjustments	21,992		(2,808)
	$26,412,714		$25,505,774
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at September 30, 2015, and December 31, 2014, included (dollars in thousands):

	September 30, 2015	December 31, 2014
Par value of CO bonds
Noncallable and nonputable	$21,709,040	$20,853,340
Callable	4,535,000	4,475,000
Total par value	$26,244,040	$25,328,340

The following is a summary of the CO bonds for which we were primarily liable at September 30, 2015, and December 31, 2014, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2015	December 31, 2014
Due in one year or less	$12,542,130	$10,805,745
Due after one year through two years	5,365,005	4,928,745
Due after two years through three years	3,174,915	4,252,570
Due after three years through four years	2,028,480	2,027,380
Due after four years through five years	1,326,590	1,619,815
Thereafter	1,806,920	1,694,085
Total par value	$26,244,040	$25,328,340

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at September 30, 2015, and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Par value of CO bonds
Fixed-rate	$22,967,040	$22,513,340
Simple variable-rate	2,445,000	1,970,000
Step-up	832,000	845,000
Total par value	$26,244,040	$25,328,340

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2015	$26,538,537	$26,542,724	0.15%
December 31, 2014	$25,309,608	$25,312,040	0.08%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the nine months ended September 30, 2015, and year ended December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Balance at beginning of year	$66,993	$62,591
AHP expense for the period	23,882	17,623
AHP direct grant disbursements	(14,080)	(12,012)
AHP subsidy for AHP advance disbursements	(625)	(1,321)
Return of previously disbursed grants and subsidies	79	112
Balance at end of period	$76,249	$66,993

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

The following tables demonstrate our compliance with our regulatory capital requirements at September 30, 2015, and December 31, 2014 (dollars in thousands):

Risk-Based Capital Requirements	September 30, 2015	December 31, 2014

Permanent capital
Class B capital stock	$2,542,598	$2,413,114
Mandatorily redeemable capital stock	42,643	298,599
Retained earnings	1,074,178	901,658
Total permanent capital	$3,659,419	$3,613,371
Risk-based capital requirement
Credit-risk capital	$394,271	$414,765
Market-risk capital	57,167	75,560
Operations-risk capital	135,431	147,097
Total risk-based capital requirement	$586,869	$637,422
Permanent capital in excess of risk-based capital requirement	$3,072,550	$2,975,949

	September 30, 2015		December 31, 2014
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$586,869	$3,659,419	$637,422	$3,613,371
Total regulatory capital	$2,295,895	$3,659,419	$2,204,267	$3,613,371
Total capital-to-asset ratio	4.00%	6.38%	4.00%	6.56%

Leverage Ratio
Leverage capital	$2,869,869	$5,489,129	$2,755,334	$5,420,057
Leverage capital-to-assets ratio	5.00%	9.56%	5.00%	9.84%

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2014	$(72,094)	$(299,324)	$(70,605)	$(3,364)	$(445,387)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(9,274)	—	(1,482)	—	(10,756)
Accretion of noncredit loss	—	12,531	—	—	12,531
Net actuarial loss	—	—	—	(185)	(185)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	68	—	—	68
Amortization - hedging activities (2)	—	—	3,149	—	3,149
Amortization - pension and postretirement benefits (3)	—	—	—	118	118
Other comprehensive (loss) income	(9,274)	12,599	1,667	(67)	4,925
Balance, September 30, 2014	$(81,368)	$(286,725)	$(68,938)	$(3,431)	$(440,462)

Balance, June 30, 2015	$(67,827)	$(251,294)	$(70,271)	$(5,671)	$(395,063)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(1,962)	—	(15,959)	—	(17,921)
Accretion of noncredit loss	—	10,072	—	—	10,072
Net actuarial loss	—	—	—	(4)	(4)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	823	—	—	823
Amortization - hedging activities (4)	—	—	6,231	—	6,231
Amortization - pension and postretirement benefits (3)	—	—	—	166	166
Other comprehensive (loss) income	(1,962)	10,895	(9,728)	162	(633)
Balance, September 30, 2015	$(69,789)	$(240,399)	$(79,999)	$(5,509)	$(395,696)
_______________________

(1)	Recorded in net amount of impairment losses reclassified from accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $3.1 million recorded in CO bond interest expense and $4,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $6.2 million recorded in CO bond interest expense and $4,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(101,765)	$(324,928)	$(51,594)	$(3,229)	$(481,516)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	20,397	—	(21,222)	—	(825)
Accretion of noncredit loss	—	37,278	—	—	37,278
Net actuarial loss	—	—	—	(558)	(558)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	925	—	—	925
Amortization - hedging activities (2)	—	—	3,878	—	3,878
Amortization - pension and postretirement benefits (3)	—	—	—	356	356
Other comprehensive income (loss)	20,397	38,203	(17,344)	(202)	41,054
Balance, September 30, 2014	$(81,368)	$(286,725)	$(68,938)	$(3,431)	$(440,462)

Balance, December 31, 2014	$(73,623)	$(275,942)	$(81,428)	$(5,993)	$(436,986)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	3,834	—	(15,329)	—	(11,495)
Accretion of noncredit loss	—	33,525	—	—	33,525
Net actuarial loss	—	—	—	(12)	(12)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,018	—	—	2,018
Amortization - hedging activities (4)	—	—	16,758	—	16,758
Amortization - pension and postretirement benefits (3)	—	—	—	496	496
Other comprehensive income	3,834	35,543	1,429	484	41,290
Balance, September 30, 2015	$(69,789)	$(240,399)	$(79,999)	$(5,509)	$(395,696)
_______________________

(1)	Recorded in net amount of impairment losses reclassified from accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $3.9 million recorded in CO bond interest expense and $11,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $16.7 million recorded in CO bond interest expense and $11,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

Note 16 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. The plan covers substantially all of our officers and employees. For the nine months ended September 30, 2015, in addition to our required contribution, we made a voluntary contribution of $5.0 million to the Pentegra Defined Benefit Plan.

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

The following table sets forth our net pension costs under our defined benefit plan and expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Qualified Defined Benefit Multiemployer Plan - Pentegra Defined Benefit Plan	$122	$871	$5,327	$2,397
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	237	222	765	726
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	12	18	131	124

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

The following table presents the components of net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan for the Three Months Ended September 30,		Postretirement Benefits for the Three Months Ended September 30,
	2015	2014	2015	2014
Net Periodic Benefit Cost
Service cost	$171	$138	$9	$6
Interest cost	121	116	7	8
Amortization of net actuarial loss	163	118	3	—
Net periodic benefit cost	$455	$372	$19	$14

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Nine Months Ended September 30,		Postretirement Benefits for the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Periodic Benefit Cost
Service cost	$514	$414	$28	$18
Interest cost	363	347	23	24
Amortization of net actuarial loss	489	355	7	1
Net periodic benefit cost	$1,366	$1,116	$58	$43

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2014 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine months ended September 30, 2015, other than the following:

Impaired Mortgage Loans. The fair value of impaired conventional mortgage loans is based on the lower of the carrying value of the loans or fair value of the collateral less estimated costs to sell. The fair value of impaired government mortgage loans is equal to the unpaid principal balance.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at September 30, 2015, and December 31, 2014, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	September 30, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$320,281	$320,281	$320,281	$—	$—	$—
Interest-bearing deposits	238	238	238	—	—	—
Securities purchased under agreements to resell	7,650,000	7,649,890	—	7,649,890	—	—
Federal funds sold	2,425,000	2,424,991	—	2,424,991	—	—
Trading securities(1)	236,322	236,322	—	236,322	—	—
Available-for-sale securities(1)	6,272,640	6,272,640	—	6,272,640	—	—
Held-to-maturity securities	2,792,023	3,090,905	—	1,683,952	1,406,953	—
Advances	33,954,689	34,137,678	—	34,137,678	—	—
Mortgage loans, net	3,580,269	3,686,333	—	3,652,029	34,304	—
Accrued interest receivable	74,881	74,881	—	74,881	—	—
Derivative assets(1)	41,238	41,238	—	50,252	—	(9,014)
Other assets (1)	14,935	14,935	6,097	8,838	—	—
Liabilities:
Deposits	(495,871)	(495,870)	—	(495,870)	—	—
COs:
Bonds	(26,412,714)	(26,700,582)	—	(26,700,582)	—	—
Discount notes	(26,538,537)	(26,540,444)	—	(26,540,444)	—	—
Mandatorily redeemable capital stock	(42,643)	(42,643)	(42,643)	—	—	—
Accrued interest payable	(99,382)	(99,381)	—	(99,381)	—	—
Derivative liabilities(1)	(480,197)	(480,197)	—	(602,913)	—	122,716
Other:
Commitments to extend credit for advances	—	518	—	518	—	—
Standby letters of credit	(882)	(882)	—	(882)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

	December 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$1,124,536	$1,124,536	$1,124,536	$—	$—	$—
Interest-bearing deposits	163	163	163	—	—	—
Securities purchased under agreements to resell	5,250,000	5,249,941	—	5,249,941	—	—
Federal funds sold	2,550,000	2,549,982	—	2,549,982	—	—
Trading securities(1)	244,969	244,969	—	244,969	—	—
Available-for-sale securities(1)	5,481,978	5,481,978	—	5,481,978	—	—
Held-to-maturity securities	3,352,189	3,710,815	—	2,176,268	1,534,547	—
Advances	33,482,074	33,618,345	—	33,618,345	—	—
Mortgage loans, net	3,483,948	3,612,078	—	3,612,078	—	—
Accrued interest receivable	77,411	77,411	—	77,411	—	—
Derivative assets(1)	14,548	14,548	—	26,483	—	(11,935)
Other assets(1)	11,200	11,200	5,682	5,518	—	—
Liabilities:
Deposits	(369,331)	(369,330)	—	(369,330)	—	—
COs:
Bonds	(25,505,774)	(25,741,697)	—	(25,741,697)	—	—
Discount notes	(25,309,608)	(25,310,307)	—	(25,310,307)	—	—
Mandatorily redeemable capital stock	(298,599)	(298,599)	(298,599)	—	—	—
Accrued interest payable	(91,225)	(91,225)	—	(91,225)	—	—
Derivative liabilities(1)	(558,889)	(558,889)	—	(616,033)	—	57,144
Other:
Commitments to extend credit for advances	—	430	—	430	—	—
Standby letters of credit	(745)	(745)	—	(745)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Fair Value Measured on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at September 30, 2015, and December 31, 2014, by fair-value hierarchy level (dollars in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$10,765	$—	$—	$10,765
GSEs – single-family MBS	—	1,651	—	—	1,651
GSEs – multifamily MBS	—	223,906	—	—	223,906
Total trading securities	—	236,322	—	—	236,322
Available-for-sale securities:
Supranational institutions	—	448,260	—	—	448,260
U.S. government-owned corporations	—	276,509	—	—	276,509
GSEs	—	120,345	—	—	120,345
U.S. government guaranteed – single-family MBS	—	166,976	—	—	166,976
U.S. government guaranteed – multifamily MBS	—	761,374	—	—	761,374
GSEs – single-family MBS	—	4,499,176	—	—	4,499,176
Total available-for-sale securities	—	6,272,640	—	—	6,272,640
Derivative assets:
Interest-rate-exchange agreements	—	50,117	—	(9,014)	41,103
Mortgage delivery commitments	—	135	—	—	135
Total derivative assets	—	50,252	—	(9,014)	41,238
Other assets	6,097	8,838	—	—	14,935
Total assets at fair value	$6,097	$6,568,052	$—	$(9,014)	$6,565,135
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(602,913)	$—	$122,716	$(480,197)
Total liabilities at fair value	$—	$(602,913)	$—	$122,716	$(480,197)
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

The following tables present financial assets by level within the fair-value hierarchy which are recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2015, and at December 31, 2014 (dollars in thousands).

	For the Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$8,977	$8,977
Mortgage loans held for portfolio	—	—	6,638	6,638
REO	—	—	1,803	1,803
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$17,418	$17,418

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$23,259	$23,259
REO	—	—	843	843
Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,102	$24,102

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2015, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2015, and December 31, 2014. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $803.7 billion and $796.4 billion at September 30, 2015, and December 31, 2014, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of September 30, 2015, and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$4,161,362	$138,331	$4,299,693	$4,065,555	$125,381	$4,190,936
Commitments for unused lines of credit - advances (2)	1,267,399	—	1,267,399	1,255,445	—	1,255,445
Commitments to make additional advances	79,766	36,741	116,507	592,430	63,185	655,615
Commitments to invest in mortgage loans	27,796	—	27,796	26,927	—	26,927
Unsettled CO bonds, at par (3)	30,500	—	30,500	15,000	—	15,000
Unsettled CO discount notes, at par	142,044	—	142,044	500,000	—	500,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At September 30, 2015, and December 31, 2014, these amounts totaled $10.1 million and $26.2 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $736,000 at September 30, 2015.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)	We had $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at both September 30, 2015, and December 31, 2014.

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

The original terms of these standby letters of credit range from final expiries in 30 days to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $882,000 and $745,000 at September 30, 2015, and December 31, 2014, respectively.

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

Note 19 — Transactions with Shareholders

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At September 30, 2015, and December 31, 2014, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at September 30, 2015, and December 31, 2014 (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2015
Citizens Bank, N.A.	$317,502	12.3%	$5,516,317	16.3%	$608	1.8%

As of December 31, 2014
Citizens Bank, N.A.	$317,502	11.7%	$5,768,096	17.3%	$283	1.0%

We held sufficient collateral to support the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three and nine months ended September 30, 2015 and 2014 as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Citizens Bank, N.A.	2015	2014	2015	2014
Interest income on advances	$2,802	$3,755	$9,965	$9,505
Fees on letters of credit	862	1,133	2,901	2,791

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2015	$89,706	3.5%	$1,043,591	3.1%	$1,200	3.6%
As of December 31, 2014	79,386	2.9	918,127	2.8	1,227	4.2

Note 20 — Subsequent Events

On October 1, 2015, we conducted a partial repurchase of excess capital stock under the Excess Stock Management Program in the amount of $310.2 million. Of this amount, $654,000 was repurchased from mandatorily redeemable capital stock.

On October 16, 2015, we agreed with certain defendants to settle our claims against them arising out of certain investments in private-label mortgage-backed securities, for an aggregate amount of $50.2 million (which amount is net of legal fees and expenses).

On October 23, 2015, the board of directors declared a cash dividend at an annualized rate of 3.32 percent based on capital stock balances outstanding during the third quarter of 2015. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $21.5 million and was paid on November 3, 2015.

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

EXECUTIVE SUMMARY

We experienced a solid quarter with consistent earnings and retained earnings growth.

Net income for the quarter ended September 30, 2015, was $30.5 million, compared with net income of $47.9 million for the same period in 2014, and the decrease was primarily due to a decrease of $17.5 million in litigation settlement income as well as a $9.1 million increase in losses on derivatives and hedging activities (which resulted in a net loss in derivatives and hedging activities of $7.7 million in the quarter ended September 30, 2015). Our retained earnings grew to $1.1 billion at September 30, 2015, from $901.7 million at December 31, 2014. We continue to satisfy all regulatory capital requirements as of September 30, 2015.

On October 23, 2015, our board of directors declared a cash dividend that was equivalent to an annual yield of 3.32 percent, the approximate daily average three-month LIBOR yield for the third quarter of 2015 plus 300 basis points.

Advances balances are stable while long-term advances continue to grow.

Advances balances increased $472.6 million to $34.0 billion at September 30, 2015, from $33.5 billion at December 31, 2014. The increase was concentrated primarily in long-term fixed-rate advances which grew by $1.3 billion to $13.3 billion at September 30, 2015, from $12.0 billion at December 31, 2014.

Accretable yields from investments in private-label MBS continue to contribute strongly to net income.

For the three months ended September 30, 2015 and 2014, we recognized $9.6 million and $9.0 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2014 Annual Report.

The amortized cost of our total investments in private-label MBS and ABS backed by home equity loans has declined to $1.2 billion at September 30, 2015, compared with $6.4 billion at its peak in September 30, 2007, and other-than-temporary impairment credit losses recognized in recent periods have, on average, dropped significantly from those of earlier periods.

We used our excess stock management program to improve our capital efficiency.

Under this program, we repurchased $310.2 million in excess stock on October 1, 2015. For additional information, see — Liquidity and Capital Resources — Internal Capital Practices and Policies — Excess Stock Management Program and Item 1 — Notes to the Financial Statements — Note 20 — Subsequent Events.

ECONOMIC CONDITIONS

Economic Environment

The U.S. economy’s momentum moderated during the third quarter of 2015, hampered by global economic slowdown and a strong U.S. dollar. We expect the New England region’s growth trajectory to be similar to the national trend. Inflation remained low, partly reflecting declines in energy prices and import prices.

The U.S. labor market decelerated in the third quarter of 2015 after a long stretch of job creation. However, job creation was enough to keep the unemployment rate at a seven-year low of 5.1 percent during August and September of 2015. The New

England region experienced modest payroll employment growth and steady declines in the unemployment rate during the third quarter of 2015.

Interest-Rate Environment

We note that on October 28, 2015, the Federal Open Market Committee (the FOMC) issued a press release providing that an accommodative stance of monetary policy remains appropriate and that when it decides to take a less accommodative stance, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
3.5
3
2.5
2
1.5
1
0.5
0
Q3 '12
Q4 '12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15

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

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Statement of Condition
Total assets	$57,397,372	$56,449,865	$53,065,843	$55,106,677	$51,904,866
Investments(1)	19,376,223	17,768,044	17,501,603	16,879,299	15,165,427
Advances	33,954,689	34,105,443	31,179,231	33,482,074	31,409,529
Mortgage loans held for portfolio, net(2)	3,580,269	3,574,835	3,537,841	3,483,948	3,403,883
Deposits and other borrowings	495,871	402,066	429,343	369,331	520,864
Consolidated obligations:
Bonds	26,412,714	26,075,429	25,416,779	25,505,774	25,011,037
Discount notes	26,538,537	25,972,593	23,451,068	25,309,608	22,559,486
Total consolidated obligations	52,951,251	52,048,022	48,867,847	50,815,382	47,570,523
Mandatorily redeemable capital stock	42,643	57,268	57,281	298,599	244,045
Class B capital stock outstanding-putable(3)	2,542,598	2,482,244	2,440,386	2,413,114	2,393,508
Unrestricted retained earnings	894,676	890,443	781,261	764,888	746,329
Restricted retained earnings	179,502	173,411	143,484	136,770	129,863
Total retained earnings	1,074,178	1,063,854	924,745	901,658	876,192
Accumulated other comprehensive loss	(395,696)	(395,063)	(411,829)	(436,986)	(440,462)
Total capital	3,221,080	3,151,035	2,953,302	2,877,786	2,829,238
Other Information
Total regulatory capital ratio(4)	6.38%	6.38%	6.45%	6.56%	6.77%
_____________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.

(2)
The allowance for credit losses amounted to $1.0 million, $1.1 million, $1.4 million, $2.0 million, and $2.4 million, for the quarters ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to the Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net interest income	$56,156	$56,187	$54,463	$57,072	$51,604
(Reduction of) provision for credit losses	(159)	(223)	(60)	(233)	373
Net impairment losses on held-to-maturity securities recognized in earnings	(1,053)	(1,429)	(346)	(411)	(311)
Litigation settlements	—	134,690	23	(12)	17,543
Other (loss) income	(4,738)	(1,908)	(278)	(1,721)	553
Other expense	16,631	21,450	16,584	16,655	15,673
AHP assessments	3,437	16,678	3,767	3,969	5,470
Net income	$30,456	$149,635	$33,571	$34,537	$47,873
Other Information
Dividends declared	$20,132	$10,525	$10,484	$9,071	$9,240
Dividend payout ratio	66.10%	7.03%	31.23%	26.26%	19.30%
Weighted-average dividend rate(1)	3.28	1.76	1.74	1.49	1.48
Return on average equity(2)	3.80	19.57	4.67	4.80	6.70
Return on average assets	0.22	1.11	0.24	0.26	0.35
Net interest margin(3)	0.41	0.42	0.40	0.43	0.38
Average equity to average assets	5.79	5.66	5.20	5.40	5.24
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Third Quarter of 2015 Compared with Third Quarter of 2014

Net income for the quarter ended September 30, 2015, was $30.5 million, compared with net income of $47.9 million for the same period in 2014. The decrease was primarily due to the $17.5 million decrease in litigation settlement income as well as a $9.1 million increase in losses on derivatives and hedging activities (which resulted in a net loss in derivatives and hedging activities of $7.7 million in the quarter ended September 30, 2015). These decreases to net income were offset by an increase of $4.6 million in net interest income and an increase of $3.2 million in unrealized gains on trading securities.

Nine Months Ended September 30, 2015, Compared with Nine Months Ended September 30, 2014

Net income for the nine months ended September 30, 2015, was $213.7 million, compared with net income of $115.3 million for the same period in 2014. The increase was primarily due to the $112.7 million increase in litigation settlement income, and, to a lesser extent, an increase of $10.6 million in net interest income. The increases to net income were partially offset by an increase of $10.9 million in losses on derivatives and hedging activities, a $10.2 million increase in AHP assessments, and a $4.9 million increase in compensation and benefits expense resulting from the voluntary contribution of $5.0 million to our qualified defined benefit multiemployer pension plan.

Net Interest Income

Third Quarter of 2015 Compared with Third Quarter of 2014

Net interest income for the quarter ended September 30, 2015, was $56.2 million, compared with $51.6 million for the same period in 2014. The $4.6 million increase in net interest income was primarily due to a net increase of $688.0 million in the average balance of earning assets that was concentrated in certain long-term assets, including long-term advances, agency MBS, and mortgage loans held-for-portfolio, which tend to have higher net interest margins than short-term assets; an $886,000 reduction of interest expense on mandatorily redeemable capital stock; and a $594,000 increase in the accretion of significant improvement in projected cash flows of certain private-label MBS that were other-than-temporarily impaired in prior periods. The increase in net interest income was also aided by a $2.9 million one-time gain on called CO bonds that was recognized into net interest income, while the offsetting losses on the swaps hedging these CO bonds are recorded to net (losses) gains on derivatives and hedging activities.

Net interest spread was 0.36 percent for the quarter ended September 30, 2015, a three basis point increase from the same period in 2014, and net interest margin was 0.41 percent, a three basis point increase from the same period in 2014.

Nine Months Ended September 30, 2015, Compared with Nine Months Ended September 30, 2014

Net interest income for the nine months ended September 30, 2015, was $166.8 million, compared with $156.2 million for the same period in 2014. The $10.6 million increase in net interest income was primarily due to an increase in average earning assets, which increased $3.2 billion from $51.4 billion for 2014, to $54.7 billion for 2015. The increase in average earning assets was driven by a $2.0 billion increase in average advance balances, the majority of which was long-term fixed rate advances, and a $1.1 billion increase in average investments balances. For additional information see — Rate and Volume Analysis.

Additionally, $28.7 million of our interest income for the nine months ended September 30, 2015, was from the accretion of discount on private-label MBS that were other-than-temporarily impaired in prior periods, but for which a significant improvement in projected cash flows has subsequently been recognized. This represents an increase of $2.4 million from $26.3 million of accretion recorded in the nine months ended September 30, 2014.

Net interest spread was 0.37 percent for the nine months ended September 30, 2015, a one basis point increase from the same period in 2014, and net interest margin was 0.41 percent, unchanged from the same period in 2014.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$31,731,983	$60,669	0.76%	$30,637,647	$58,635	0.76%
Securities purchased under agreements to resell	4,679,891	1,366	0.12	5,526,087	886	0.06
Federal funds sold	5,331,685	1,669	0.12	5,368,696	1,027	0.08
Investment securities(2)	9,232,488	49,613	2.13	8,976,404	48,632	2.15
Mortgage loans	3,579,328	30,392	3.37	3,376,618	30,918	3.63
Other earning assets	27,831	18	0.26	9,792	3	0.12
Total interest-earning assets	54,583,206	143,727	1.04	53,895,244	140,101	1.03
Other non-interest-earning assets	441,780			381,364
Fair-value adjustments on investment securities	(45,997)			(126,308)
Total assets	$54,978,989	$143,727	1.04%	$54,150,300	$140,101	1.03%
Liabilities and capital
Consolidated obligations
Discount notes	$23,910,270	$6,391	0.11%	$25,300,156	$4,620	0.07%
Bonds	26,666,807	80,695	1.20	24,397,442	82,489	1.34
Deposits	404,010	13	0.01	427,861	29	0.03
Mandatorily redeemable capital stock	56,314	472	3.33	361,418	1,358	1.49
Other borrowings	653	—	0.24	1,840	1	0.22
Total interest-bearing liabilities	51,038,054	87,571	0.68	50,488,717	88,497	0.70
Other non-interest-bearing liabilities	759,257			826,799
Total capital	3,181,678			2,834,784
Total liabilities and capital	$54,978,989	$87,571	0.63%	$54,150,300	$88,497	0.65%
Net interest income		$56,156			$51,604
Net interest spread			0.36%			0.33%
Net interest margin			0.41%			0.38%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$31,820,526	$180,539	0.76%	$29,853,588	$174,589	0.78%
Securities purchased under agreements to resell	4,781,806	3,273	0.09	5,291,941	2,267	0.06
Federal funds sold	5,427,249	4,519	0.11	4,418,432	2,416	0.07
Investment securities(2)	9,053,267	147,794	2.18	8,496,878	140,201	2.21
Mortgage loans	3,547,026	91,633	3.45	3,360,072	94,136	3.75
Other earning assets	30,071	43	0.19	5,483	5	0.12
Total interest-earning assets	54,659,945	427,801	1.05%	51,426,394	413,614	1.08%
Other non-interest-earning assets	423,795			369,058
Fair-value adjustments on investment securities	(29,749)			(166,983)
Total assets	$55,053,991	$427,801	1.04%	$51,628,469	$413,614	1.07%
Liabilities and capital
Consolidated obligations
Discount notes	$24,730,894	$16,813	0.09%	$22,474,754	$11,515	0.07%
Bonds	25,979,023	242,859	1.25	24,261,430	238,193	1.31
Deposits	401,199	46	0.02	491,259	50	0.01
Mandatorily redeemable capital stock	63,519	1,275	2.68	686,409	7,632	1.49
Other borrowings	2,556	2	0.10	3,677	4	0.15
Total interest-bearing liabilities	51,177,191	260,995	0.68%	47,917,529	257,394	0.72%
Other non-interest-bearing liabilities	821,959			852,769
Total capital	3,054,841			2,858,171
Total liabilities and capital	$55,053,991	$260,995	0.63%	$51,628,469	$257,394	0.67%
Net interest income		$166,806			$156,220
Net interest spread			0.37%			0.36%
Net interest margin			0.41%			0.41%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2015 and 2014. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended September 30, 2015 vs. 2014			For the Nine Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$2,092	$(58)	$2,034	$11,267	$(5,317)	$5,950
Securities purchased under agreements to resell	(153)	633	480	(237)	1,243	1,006
Federal funds sold	(7)	649	642	639	1,464	2,103
Investment securities	1,379	(398)	981	9,097	(1,504)	7,593
Mortgage loans	1,795	(2,321)	(526)	5,068	(7,571)	(2,503)
Other earning assets	9	6	15	34	4	38
Total interest income	5,115	(1,489)	3,626	25,868	(11,681)	14,187
Interest expense
Consolidated obligations
Discount notes	(266)	2,037	1,771	1,245	4,053	5,298
Bonds	7,294	(9,088)	(1,794)	16,382	(11,716)	4,666
Deposits	(2)	(14)	(16)	(10)	6	(4)
Mandatorily redeemable capital stock	(1,720)	834	(886)	(9,881)	3,524	(6,357)
Other borrowings	(1)	—	(1)	(1)	(1)	(2)
Total interest expense	5,305	(6,231)	(926)	7,735	(4,134)	3,601
Change in net interest income	$(190)	$4,742	$4,552	$18,133	$(7,547)	$10,586

Average Balance of Advances Outstanding

The average balance of total advances increased $2.0 billion, or 6.6 percent, for the nine months ended September 30, 2015, compared with the same period in 2014. We experienced a rise in average advances balances during the year concentrated in floating-rate and long-term fixed-rate advances. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the nine months ended September 30, 2015 and 2014, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Fixed-rate advances—par value
Long-term	$12,831,168	$10,594,690
Short-term	9,619,496	9,996,162
Putable	2,090,742	2,357,067
Overnight	935,806	757,572
Amortizing	869,974	871,378
All other fixed-rate advances	72,483	72,000
	26,419,669	24,648,869
Variable-rate indexed advances—par value
Simple variable	5,107,421	4,819,799
Putable	49,392	68,385
All other variable-rate indexed advances	48,267	38,393
	5,205,080	4,926,577
Total average par value	31,624,749	29,575,446

Net premiums	13,016	22,184
Market value of bifurcated derivatives	2,117	1,373
Hedging adjustments	180,644	254,585
Total average balance of advances	$31,820,526	$29,853,588

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $5.7 billion for the nine months ended September 30, 2015. Therefore, a significant portion of our advances, including overnight, short-term fixed-rate, fixed-rate putable, certain fixed-rate bullet, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $21.4 billion for the nine months ended September 30, 2015, representing 67.3 percent of the total average balance of advances outstanding during the nine months ended September 30, 2015. The average balance of all such advances totaled $20.1 billion for the nine months ended September 30, 2014, representing 67.2 percent of the total average balance of advances outstanding during the nine months ended September 30, 2014.

For the nine months ended September 30, 2015 and 2014, net prepayment fee income on advances and investments were $5.8 million and $5.7 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $519.1 million, or 5.3 percent, for the nine months ended September 30, 2015, compared with the same period in 2014. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. We have increased these investments principally in response to growth in our advances balances to maintain the level of our contingency liquidity. For the nine months ended September 30, 2015, average balances of federal funds sold increased $1.0 billion and average balances of securities purchased under agreements to resell decreased $510.1 million in comparison to the nine months ended September 30, 2014.

Average investment-securities balances increased $556.4 million, or 6.5 percent for the nine months ended September 30, 2015, compared with the same period in 2014, an increase consisting primarily of a $727.4 million increase in MBS offset by a $163.4 million decline in agency and supranational institutions' debentures.

Average Balance of COs

Average CO balances increased $4.0 billion, or 8.5 percent, for the nine months ended September 30, 2015, compared with the same period in 2014, resulting from our increased funding needs principally due to the increase in our average advances balances and short-term money-market investment balances. This overall increase consisted of increases of $2.3 billion in CO discount notes and $1.7 billion in CO bonds.

The average balance of CO discount notes represented approximately 48.8 percent of total average COs during the nine months ended September 30, 2015, as compared with 48.1 percent of total average COs during the nine months ended September 30, 2014. The average balance of CO bonds represented 51.2 percent and 51.9 percent of total average COs outstanding during the nine months ended September 30, 2015 and 2014, respectively. The growth in average CO discount notes is commensurate with our asset growth, which has been primarily in short-term or short-term-indexed floating rate assets.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and nine months ended September 30, 2015 and 2014, (dollars in thousands).

	For the Three Months Ended September 30, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,124)	$—	$(152)	$(1,478)	$(2,754)
Net interest settlements included in net interest income (2)	(32,932)	(9,405)	—	18,475	(23,862)
Total net interest income	(34,056)	(9,405)	(152)	16,997	(26,616)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(571)	280	—	(4,399)	(4,690)
Losses on cash-flow hedges	—	—	—	(205)	(205)
(Losses) gains on derivatives not receiving hedge accounting	(5)	(3,342)	—	34	(3,313)
Mortgage delivery commitments	—	—	555	—	555
Net (losses) gains on derivatives and hedging activities	(576)	(3,062)	555	(4,570)	(7,653)

Subtotal	(34,632)	(12,467)	403	12,427	(34,269)

Net gains on trading securities	—	780	—	—	780
Total net effect of derivatives and hedging activities	$(34,632)	$(11,687)	$403	$12,427	$(33,489)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended September 30, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,331)	$—	$(68)	$—	$1,383	$(16)
Net interest settlements included in net interest income (2)	(32,487)	(9,496)	—	357	14,856	(26,770)
Total net interest income	(33,818)	(9,496)	(68)	357	16,239	(26,786)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	122	356	—	—	(144)	334
Losses on cash-flow hedges	—	—	—	—	(78)	(78)
Gains (losses) on derivatives not receiving hedge accounting	—	1,091	—	—	(30)	1,061
Mortgage delivery commitments	—	—	94	—	—	94
Net gains (losses) on derivatives and hedging activities	122	1,447	94	—	(252)	1,411

Subtotal	(33,696)	(8,049)	26	357	15,987	(25,375)

Net losses on trading securities	—	(2,387)	—	—	—	(2,387)
Total net effect of derivatives and hedging activities	$(33,696)	$(10,436)	$26	$357	$15,987	$(27,762)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(3,585)	$—	$(461)	$(3,133)	$(7,179)
Net interest settlements included in net interest income (2)	(97,442)	(28,326)	—	49,438	(76,330)
Total net interest income	(101,027)	(28,326)	(461)	46,305	(83,509)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(138)	1,157	—	(7,424)	(6,405)
Losses on cash-flow hedges	—	—	—	(101)	(101)
(Losses) gains on derivatives not receiving hedge accounting	(4)	(6,115)	—	131	(5,988)
Mortgage delivery commitments	—	—	340	—	340
Net (losses) gains on derivatives and hedging activities	(142)	(4,958)	340	(7,394)	(12,154)

Subtotal	(101,169)	(33,284)	(121)	38,911	(95,663)

Net losses on trading securities	—	(332)	—	—	(332)
Total net effect of derivatives and hedging activities	$(101,169)	$(33,616)	$(121)	$38,911	$(95,995)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(4,712)	$—	$(174)	$—	$10,838	$5,952
Net interest settlements included in net interest income (2)	(98,917)	(28,494)	—	1,151	38,629	(87,631)
Total net interest income	(103,629)	(28,494)	(174)	1,151	49,467	(81,679)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	350	873	—	—	570	1,793
Losses on cash-flow hedges	—	—	—	—	(248)	(248)
(Losses) gains on derivatives not receiving hedge accounting	—	(3,646)	—	—	22	(3,624)
Mortgage delivery commitments	—	—	815	—	—	815
Net gains (losses) on derivatives and hedging activities	350	(2,773)	815	—	344	(1,264)

Subtotal	(103,279)	(31,267)	641	1,151	49,811	(82,943)

Net gains on trading securities	—	576	—	—	—	576
Total net effect of derivatives and hedging activities	$(103,279)	$(30,691)	$641	$1,151	$49,811	$(82,367)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended September 30, 2015 and 2014, was 0.41 percent and 0.38 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.58 percent for each period.

Net interest margin for the nine months ended September 30, 2015 and 2014, was 0.41 percent for each period. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.59 percent and 0.63 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.7 million for both the three months ended September 30, 2015 and 2014. For each of the nine months ended September 30, 2015 and 2014, interest accruals on derivatives classified as economic hedges totaled a net expense of $5.2 million.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three and nine months ended September 30, 2015 and 2014. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Gains (losses) on derivatives and hedging activities:
Net (losses) gains related to fair-value hedge ineffectiveness	$(4,690)	$334	$(6,405)	$1,793
Net losses related to cash-flow hedge ineffectiveness	(205)	(78)	(101)	(248)
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	8	(61)	56	(215)
Trading securities	(1,593)	2,869	(822)	1,760
Mortgage delivery commitments	555	94	340	815
Net interest-accruals related to derivatives not receiving hedge accounting	(1,728)	(1,747)	(5,222)	(5,169)
Net (losses) gains on derivatives and hedging activities	(7,653)	1,411	(12,154)	(1,264)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(1,053)	(311)	(2,828)	(1,168)
Litigation settlements	—	17,543	134,713	22,012
Loss on early extinguishment of debt	(82)	(163)	(211)	(2,755)
Service-fee income	2,094	1,874	6,102	5,159
Net unrealized gains (losses) on trading securities	780	(2,387)	(332)	576
Other	123	(182)	(329)	(581)
Total other (losses) income	$(5,791)	$17,785	$124,961	$21,979

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

FINANCIAL CONDITION

Advances

At September 30, 2015, the advances portfolio totaled $34.0 billion, an increase of $472.6 million compared with $33.5 billion at December 31, 2014. For additional information on advances balances trends see Executive Summary — Advances balance are stable while long-term advances continue to grow.

The following table summarizes advances outstanding by product type at September 30, 2015, and December 31, 2014.

Advances Outstanding by Product Type (dollars in thousands)

	September 30, 2015		December 31, 2014
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$13,337,972	39.5%	$12,029,059	36.2%
Short-term	10,125,962	30.0	10,526,292	31.6
Putable	1,919,700	5.6	2,180,225	6.6
Overnight	1,245,986	3.7	1,545,869	4.6
Amortizing	909,808	2.7	883,106	2.7
All other fixed-rate advances	94,000	0.3	72,000	0.2
	27,633,428	81.8	27,236,551	81.9

Variable-rate advances
Simple variable	5,979,375	17.7	5,915,000	17.8
Putable	95,000	0.3	74,000	0.2
All other variable-rate indexed advances	54,021	0.2	49,163	0.1
	6,128,396	18.2	6,038,163	18.1
Total par value	$33,761,824	100.0%	$33,274,714	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At September 30, 2015, we had advances outstanding to 329, or 73.3 percent of our 449 members. At December 31, 2014, we had advances outstanding to 314, or 69.9 percent of our 449 members.

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

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members at September 30, 2015, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of September 30, 2015 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	278	$30,257,917	$71,795,423	237.3%
Category-2	19	611,812	1,138,720	186.1
Category-3	17	735,859	1,004,004	136.4
Insurance companies	20	2,156,236	2,301,667	106.7
Total	334	$33,761,824	$76,239,814	225.8%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. However, members that are not required to specifically list or deliver collateral may do so nonetheless to reduce the haircut we would otherwise apply to their collateral. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of September 30, 2015.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$31,951,519
Collateral specifically listed and identified	39,062,194
Collateral delivered to us	9,139,507

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2014 Annual Report. At both September 30, 2015, and December 31, 2014, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member discounted collateral.

We have not recorded any allowance for credit losses on credit products at September 30, 2015, and December 31, 2014, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at September 30, 2015, and the interest earned on outstanding advances to such institutions for the three and nine months ended September 30, 2015.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	September 30, 2015
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2015	Advances Interest Income for the Nine Months Ended September 30, 2015
Citizens Bank, N.A.	$5,516,317	16.3%	0.30%	$2,802	$9,965
Webster Bank, N.A.	2,609,185	7.7	0.66	3,865	10,080
People's United Bank, N.A.	1,905,275	5.7	0.30	1,387	3,704
Berkshire Bank	1,209,951	3.6	0.46	1,287	3,773
Massachusetts Mutual Life Insurance Company	1,100,000	3.3	2.22	4,245	12,174
Total of top five advance-borrowing institutions	$12,340,728	36.6%		$13,586	$39,696

_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2015, investment securities and short-term money-market instruments totaled $19.4 billion, compared with $16.9 billion at December 31, 2014.

Short-term money-market investments increased $2.3 billion to $10.1 billion at September 30, 2015, compared with December 31, 2014. The increase was comprised of a $2.4 billion increase in securities purchased under agreements to resell and a decrease of $125.0 million in federal funds sold.

Investment securities increased $221.8 million to $9.3 billion at September 30, 2015, compared with December 31, 2014. The increase was attributable to a $239.0 million increase in MBS offset by a decrease of $11.0 million in agency and supranational institutions' debentures.

Our MBS investment portfolio consists of the following categories of securities as of September 30, 2015, and December 31, 2014. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	September 30, 2015	December 31, 2014
Single-family MBS - U.S. government-guaranteed and GSE	70.9%	64.8%
Multifamily MBS - U.S. government-guaranteed and GSE	17.1	21.9
Private-label residential MBS	11.8	13.1
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note 5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on our investment securities.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity and currently consisting of overnight risk only) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S. government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis; currently all such placements expire within one day.

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of September 30, 2015 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$238	$—	$—	$—	$—
Securities purchased under agreements to resell	—	3,250,000	1,500,000	2,900,000	—	—
Federal funds sold	—	700,000	1,725,000	—	—	—
Total money-market instruments	—	3,950,238	3,225,000	2,900,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	4,235	—	—	—	—
U.S. government-owned corporations	—	276,509	—	—	—	—
GSEs	—	120,345	—	—	—	—
Supranational institutions	448,260	—	—	—	—	—
HFA securities	21,355	39,860	110,548	—	—	2,021
Total non-MBS	469,615	440,949	110,548	—	—	2,021

MBS:
U.S. government guaranteed - single-family (2)	—	194,677	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	787,649	—	—	—	—
GSE – single-family (2)	—	5,675,507	—	—	—	—
GSE – multifamily (2)	—	624,211	—	—	—	—
Private-label – residential	—	250	46,800	60,581	872,993	6
ABS backed by home-equity loans	572	1,136	7,149	2,209	4,112	—
Total MBS	572	7,283,430	53,949	62,790	877,105	6

Total investment securities	470,187	7,724,379	164,497	62,790	877,105	2,027

Total investments	$470,187	$11,674,617	$3,389,497	$2,962,790	$877,105	$2,027
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2015. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At September 30, 2015, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $3.3 billion to eight counterparties and issuers, of which $2.4 billion was for federal funds sold, and $856.4 million was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of September 30, 2015:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of September 30, 2015

Issuer / counterparty	Percent
Nordea Bank Finland PLC (1)	21.3%
Rabobank Nederland (1)	17.5
Landesbank Baden-Wuerttemberg (1)	17.5
Bank of Nova Scotia (1)	17.5
Inter-American Development Bank (a supranational institution)	13.8
_______________________

(1)	Overnight federal funds sold. We sold federal funds to either the U.S. branch or agency office of the named foreign commercial bank.

Private-Label MBS

Of our $8.7 billion in par value of MBS and ABS investments at September 30, 2015, $1.6 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	September 30, 2015			December 31, 2014
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$10,858	$133,295	$144,153	$12,334	$152,296	$164,630
Alt-A	24,318	1,407,912	1,432,230	27,447	1,532,827	1,560,274
Total private-label residential MBS	35,176	1,541,207	1,576,383	39,781	1,685,123	1,724,904
ABS backed by home equity loans
Subprime	—	16,302	16,302	—	17,440	17,440
Total par value of private-label MBS	$35,176	$1,557,509	$1,592,685	$39,781	$1,702,563	$1,742,344
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The amounts outstanding as of September 30, 2015, are stratified by year of issuance of the security. The table also sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of September 30, 2015, reflect the percentage of subordinated class outstanding balances as of September 30, 2015, to our senior class outstanding balances as of September 30, 2015, weighted by the par value of our respective senior class securities, and shown by year of securitization. Average current credit enhancements as of September 30, 2015, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization At September 30, 2015 (dollars in thousands)

		Year of Securitization
	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$598	$—	$—	$—	$598
Double-A	1,386	—	—	—	1,386
Single-A	53,949	—	—	34,267	19,682
Triple-B	62,958	—	—	12,558	50,400
Below Investment Grade
Double-B	65,137	—	—	32,437	32,700
Single-B	48,191	15,050	—	27,077	6,064
Triple-C	726,288	136,255	410,936	165,258	13,839
Double-C	315,030	115,940	154,712	43,679	699
Single-C	52,871	6,961	16,490	29,420	—
Single-D	266,271	98,107	70,959	97,205	—
Unrated	6	—	—	—	6
Total	$1,592,685	$372,313	$653,097	$441,901	$125,374

Amortized cost	$1,236,207	$264,264	$462,481	$385,171	$124,291
Gross unrealized gains	67,656	26,151	29,761	11,552	192
Gross unrealized losses	(46,301)	(7,996)	(10,819)	(20,631)	(6,855)
Fair value	$1,257,562	$282,419	$481,423	$376,092	$117,628
Other-than-temporary impairment for the nine months ended September 30, 2015:
Total other-than-temporary impairment losses on held-to-maturity securities	$(810)	$(769)	$—	$—	$(41)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(2,018)	(579)	(1,270)	(169)	—
Net impairment losses on held-to-maturity securities recognized in income	$(2,828)	$(1,348)	$(1,270)	$(169)	$(41)

Weighted average percentage of fair value to par value	78.96%	75.86%	73.71%	85.11%	93.82%
Original weighted average credit support	26.71	28.85	28.92	26.24	10.48
Weighted average credit support	9.25	4.89	5.00	15.45	22.48
Weighted average collateral delinquency (1)	25.81	29.56	28.32	21.94	15.18
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We participate in the MPF program. The MPF program is described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2014 Annual Report and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 8, 2015. As of September 30, 2015, our mortgage loan investment portfolio totaled $3.6 billion, an increase of $96.3 million from December 31, 2014.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2015	December 31, 2014

Massachusetts	45%	44%
Maine	12	11
Wisconsin	11	10
Connecticut	7	7
New Hampshire	5	5
All others	20	23
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.0 million at September 30, 2015, compared with $2.0 million at December 31, 2014.

For information on the determination of the allowance at September 30, 2015, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2014 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2015	December 31, 2014
Total par value past due 90 days or more and still accruing interest	$8,783	$7,191
Nonaccrual loans, par value	24,045	38,658
Troubled debt restructurings (not included above)	6,361	3,045

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of September 30, 2015, we were the beneficiary of primary mortgage insurance coverage of $68.3 million on $273.0 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $18.3 million on mortgage pools with a total unpaid principal balance of $272.1 million.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a clearing member with a DCO are classified as assets or liabilities according to the net fair value of those derivatives that have been transacted through a particular clearing member with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $41.2 million and $14.5 million as of September 30, 2015, and December 31, 2014, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $480.2 million and $558.9 million as of September 30, 2015, and December 31, 2014, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2015, and December 31, 2014. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			September 30, 2015		December 31, 2014
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$7,227,127	$(181,539)	$4,771,265	$(192,873)
	Swaps	Economic	259,500	(3,062)	190,500	(1,473)
Total associated with advances			7,486,627	(184,601)	4,961,765	(194,346)
Available-for-sale securities	Swaps	Fair value	611,915	(332,659)	611,915	(318,895)
	Caps	Economic	300,000	—	300,000	—
Total associated with available-for-sale securities			911,915	(332,659)	911,915	(318,895)
Trading securities	Swaps	Economic	210,000	(18,589)	210,000	(17,766)
COs	Swaps	Fair value	7,690,835	32,599	7,196,345	3,736
	Swaps	Economic	18,500	26	22,500	(33)
	Forward starting swaps	Cash Flow	552,800	(38,592)	1,096,800	(42,209)
Total associated with COs			8,262,135	(5,967)	8,315,645	(38,506)
Total			16,870,677	(541,816)	14,399,325	(569,513)
Mortgage delivery commitments			27,796	135	26,927	63
Total derivatives			$16,898,473	(541,681)	$14,426,252	(569,450)
Accrued interest				(10,980)		(20,100)
Cash collateral and accrued interest				113,702		45,209
Net derivatives				$(438,959)		$(544,341)

Derivative asset				$41,238		$14,548
Derivative liability				(480,197)		(558,889)
Net derivatives				$(438,959)		$(544,341)
 _______________________

(1)
As of September 30, 2015, and December 31, 2014, embedded derivatives separated from the advance contract with notional amounts of $259.5 million and $190.5 million, respectively, and fair values of $3.1 million and $1.5 million, respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $14.9 billion, representing 88.3 percent of all derivatives outstanding as of September 30, 2015. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of September 30, 2015 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,106,795	$(7,258)	$1,106,795	$7,256	1.71%	0.32%	1.53%	0.50%
Due after one year through two years	2,074,905	(71,060)	2,074,905	70,388	2.93	0.31	2.75	0.49
Due after two years through three years	1,519,435	(53,079)	1,519,435	52,968	2.51	0.31	2.31	0.51
Due after three years through four years	601,861	(13,611)	601,861	13,564	2.22	0.33	1.79	0.76
Due after four years through five years	1,041,540	(15,117)	1,041,540	14,881	1.88	0.31	1.62	0.57
Thereafter	882,590	(21,414)	882,590	21,041	2.39	0.32	1.94	0.77
Total	$7,227,126	$(181,539)	$7,227,126	$180,098	2.38%	0.32%	2.13%	0.57%
_______________________

(1)	Included in the advances hedged amount are $2.0 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2015.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of September 30, 2015 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,123,000	$2,963	$2,123,000	$(3,020)	0.69%	0.76%	0.25%	0.18%
Due after one year through two years	2,501,745	9,719	2,501,745	(9,838)	0.84	0.88	0.24	0.20
Due after two years through three years	1,543,200	14,102	1,543,200	(14,162)	1.34	1.35	0.18	0.17
Due after three years through four years	470,405	2,258	470,405	(2,291)	1.38	1.38	0.16	0.16
Due after four years through five years	604,485	3,624	604,485	(4,098)	1.73	1.74	0.15	0.14
Thereafter	448,000	(67)	448,000	157	1.67	1.67	0.10	0.10
Total	$7,690,835	$32,599	$7,690,835	$(33,252)	1.05%	1.08%	0.21%	0.18%
_______________________

(1)	Included in the CO bonds hedged amount are $3.1 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2015.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives arising from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently are receiving both securities and cash collateral for bilateral derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in the derivatives table below. We presently pledge securities or cash collateral for bilateral derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value positions with them adjusted for any applicable exposure threshold. We presently pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value exceeds the current negative fair-value positions with them adjusted for any applicable exposures. The table below details our counterparty credit exposure as of September 30, 2015.

Derivatives Counterparty Current Credit Exposure As of September 30, 2015 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives
Double-A	$25,000	$94	$—	$—	$94
Single-A	1,043,500	3,382	(2,130)	—	1,252

Liability positions with credit exposure:
Bilateral derivatives
Single-A	3,168,855	(76,489)	3,850	75,924	3,285
Cleared derivatives	8,228,272	(56,514)	95,960	—	39,446
Total derivative positions with nonmember counterparties to which we had credit exposure	12,465,627	(129,527)	97,680	75,924	44,077

Mortgage delivery commitments (2)	27,796	135	—	—	135
Total	$12,493,423	$(129,392)	$97,680	$75,924	$44,212

Derivative positions without credit exposure: (3)
Double-A	$703,000
Single-A	2,134,595
Triple-B	1,567,455
Total derivative positions without credit exposure	$4,405,050
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

For information on our approach to the credit risks arising from our use of derivatives, see Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2014 Annual Report.

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

We did not breach either of these thresholds at any time during the quarter ended September 30, 2015. Senior management is notified if either liquidity threshold is breached and is required to determine whether or not any corrective action is necessary as a result.

The following table presents our projected net cash flow and structural liquidity as of September 30, 2015.

Projected Net Cash Flow and Structural Liquidity As of September 30, 2015 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$4,607	$18,738
Maturing liabilities and expected exercise of bond call options	2,221,065	8,206,715
Committed asset settlements	47,220	47,220
Capital outflow	148,000	148,000
MPF delivery commitments	27,796	27,796
Gross uses of funds	2,448,688	8,448,469

Sources of funds
Interest receivable	29,242	51,328
Maturing or projected amortization of assets	10,399,830	17,387,901
Committed liability settlements	157,556	172,556
Cash and due from banks	320,281	320,281
Other	711	711
Gross sources of funds	10,907,620	17,932,777

Projected net cash flow	8,458,932	9,484,308

Less: Secondary uses of funds
Deposit runoff	442,268	456,521
Drawdown of standby letters of credit and lines of credit	644,002	1,381,424
Rollover of all maturing advances	2,658,252	7,168,362
Projected funding of MPF master commitments	196,250	316,009
Total secondary uses of funds	3,940,772	9,322,316

Structural liquidity	$4,518,160	$161,992

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

We complied with this regulatory requirement at all times during the quarter ended September 30, 2015. As of September 30, 2015, and December 31, 2014, we held a surplus of $14.9 billion and $12.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of September 30, 2015.

Contingency Liquidity As of September 30, 2015 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$4,607
Maturing liabilities	2,221,065
Committed asset settlements	47,220
Drawdown of standby letters of credit	124,992
Gross uses of funds	2,397,884

Cumulative sources of funds
Interest receivable	29,242
Maturing or amortizing advances	2,658,252
Committed liability settlements	157,556
Other	711
Gross sources of funds	2,845,761

Plus: sources of contingency liquidity
Marketable securities	2,350,000
Self-liquidating assets	7,725,000
Cash and due from banks	320,281
Marketable securities available for repo	4,037,650
Total sources of contingency liquidity	14,432,931

Net contingency liquidity	$14,880,808

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended September 30, 2015.

Balance Sheet Gap Policy. Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets. We maintained compliance with this limit at all times during the nine months ended September 30, 2015. During the three months ended September 30, 2015, this gap averaged 1.4 percent (maximum level 4.0 percent and minimum level 0.1 percent). As of September 30, 2015, this gap was 4.0 percent, compared with 0.4 percent at December 31, 2014.

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

Debt Financing — Consolidated Obligations

At September 30, 2015, and December 31, 2014, outstanding COs, including both CO bonds and CO discount notes, totaled $53.0 billion and $50.8 billion, respectively.

CO bonds outstanding for which we are primarily liable at both September 30, 2015, and December 31, 2014, include issued callable bonds totaling $4.5 billion.

CO discount notes comprised 50.1 percent and 49.8 percent of the outstanding COs for which we are primarily liable at September 30, 2015, and December 31, 2014, respectively, but accounted for 92.8 percent and 91.4 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2015 and 2014, respectively.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we are primarily liable.

Financial Conditions for Consolidated Obligations

During the period covered by this report, we experienced some increase in relative CO issuance costs as compared to yields in U.S. dollar interest rate swaps, particularly during a period of global market turbulence. However, investor demand for COs during the period remained strong and stable impacted in part by growing institutional investor demand for COs. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of new capital requirements on underwriters. So far, this development has not impeded our ability to meet our funding needs. During the quarter, we also experienced increases in the issuance costs of some CO discount notes with maturities beyond the FOMC’s September meeting as the yield on these discount notes priced in potential rate hikes by the FOMC that ultimately did not materialize. The issuance costs of CO discount notes subsided following the meeting because the FOMC decided to continue its accommodative monetary policy. We expect the uncertainty regarding the timing of the end of the FOMC’s accommodative monetary policy (as discussed under — Economic Conditions — Interest-Rate Environment) to cause some fluctuations in the issuance costs of our CO discount notes.

Capital

Total capital at September 30, 2015, was $3.2 billion compared with $2.9 billion at December 31, 2014. The increase was largely attributable to a $172.5 million increase in retained earnings from $901.7 million at December 31, 2014 to $1.1 billion million at September 30, 2015.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2015, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $42.6 million and $298.6 million at September 30, 2015, and December 31, 2014, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2014 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at September 30, 2015, and December 31, 2014 (dollars in thousands).

Expiry of Redemption Period	September 30, 2015	December 31, 2014
Past redemption date (1)	$629	$697
Due in one year or less	—	—
Due after one year through two years	207	25,383
Due after two years through three years	5,164	207
Due after three years through four years	338	217,420
Due after four years through five years	36,305	54,892
Total	$42,643	$298,599
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Mandatorily redeemable capital stock declined from $298.6 million at December 31, 2014, to $42.6 million at September 30, 2015, as we repurchased shares from non-members that exceeded their total stock investment requirement. Dividend payments on mandatorily redeemable capital stock are classified as interest expense, so the repurchase of this stock has reduced our interest expense. For the three months ended September 30, 2015, interest expense on mandatorily redeemable capital stock amounted to $472,000 compared with $1.4 million for the three months ended September 30, 2014.

Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2014 Annual Report. As discussed in that Item, we may repurchase excess stock at our sole discretion. We repurchased $289.5 million of excess stock (including mandatorily redeemable excess stock) during the nine months ended September 30, 2015.

At September 30, 2015, and December 31, 2014, excess capital stock totaled $458.3 million and $633.0 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2015	$653,477	$1,473,446	$2,126,946	$2,585,241	$458,295
December 31, 2014	632,454	1,446,248	2,078,725	2,711,713	632,988
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 16, 2015, the Director of the FHFA notified us that, based on June 30, 2015, financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.4 percent at September 30, 2015.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model. As of September 30, 2015, this internal minimum capital requirement equaled $2.9 billion, which was satisfied by our actual regulatory capital of $3.7 billion.

Excess Stock Management Program

On July 24, 2015, our board of directors authorized management to implement an excess stock management program, under which we are authorized to repurchase excess stock to target a range for excess stock between zero and $200 million. As of September 30, 2015, our shareholders held $458.3 million in excess stock. We used the Excess Stock Management program on October 1, 2015, to unilaterally repurchase $310.2 million of excess stock from shareholders on a pro rata basis.

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

As of September 30, 2015, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

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

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities.

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional amount of $8 billion or more in non-cleared swaps), to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances. As a result, we expect to be subject to the mandatory two-way initial margin requirement.

The Final Margin Rules will require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be paid or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for us on March 1, 2017, and the initial margin requirement under the Final Margin Rules will come into effect on September 1, 2020.

We are not a Covered Swap Entity under the Final Margin Rules. Rather, we are a financial end-user under the Final Margin Rules, and will likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

Since we are currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on our costs. However, when the initial margin requirements under the Final Margin Rules become effective, we anticipate that our cost of engaging in non-cleared swaps may increase.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2014 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at both September 30, 2015 and December 31, 2014, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.6 billion.

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at September 30, 2015, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.5 billion compared with $1.6 billion at December 31, 2014);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements, was $7.7 billion, or 29.3 percent of our total outstanding CO bonds at September 30, 2015, compared with $7.2 billion, or 28.4 percent of total outstanding CO bonds, at December 31, 2014);

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2014 Annual Report.

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

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk in the 2014 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at September 30, 2015, and December 31, 2014.

Interest/Market-Rate Risk Metric	At September 30, 2015	At December 31, 2014	Target, Limit or Management Action Trigger at December 31, 2014
MVE	$3.4 billion	$3.5 billion	None
MVE/BVE	94.0%	97.1%	None
MVE/Par Stock	133.1%	129.3%	102% (management action trigger) and 100% or higher (limit)
Economic Capital Ratio	5.9%	6.3%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$57.2 million	$75.6 million	Maintain below $225.0 million (management action trigger) and $275.0 million (limit)
Duration of Equity	+0.03 years	+0.01 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(4.4)%	(3.1)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+0.02 months	+0.01 months	None
MPF Portfolio VaR	$51.9 million	$49.6 million	Maintain below 25% of the VaR limit (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 185 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 184 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

Value at Risk. The table below presents the historical simulation VaR estimate as of September 30, 2015, and December 31, 2014, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2015		December 31, 2014
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	0.08%	$2.9	0.09%	$3.2
75%	0.20	6.9	0.32	11.1
95%	0.84	28.9	1.10	38.5
99%	1.66	57.2	2.15	75.6
_______________________

(1)	Loss exposure is expressed as a percentage of base MVE.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in millions). The return on regulatory capital less 3-month LIBOR metric is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; and d) changes in fair values from trading securities and hedging activities.

	September 30, 2015
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,341	$3,316	$3,418	$3,441	$3,399	$3,291	$3,151
Percent change in MVE from base	(2.9)%	(3.6)%	(0.7)%	—%	(1.2)%	(4.4)%	(8.4)%
MVE/BVE	91.3%	90.6%	93.4%	94.0%	92.9%	89.9%	86.1%
MVE/Par Stock	129.2%	128.3%	132.2%	133.1%	131.5%	127.3%	121.9%
Duration of Equity	+1.00 years	-1.15 years	-1.82 years	+0.03 years	+2.32 years	+3.77 years	+4.61 years
Return on Regulatory Capital less 3-month LIBOR	3.0%	2.9%	3.1%	2.9%	2.8%	2.4%	1.9%
Net income percent change from base	(12.8)%	(15.5)%	(10.8)%	—%	24.5%	42.1%	56.7%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored at zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2014
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,512	$3,465	$3,486	$3,507	$3,487	$3,400	$3,273
Percent change in MVE from base	0.1%	(1.2)%	(0.6)%	—%	(0.6)%	(3.1)%	(6.7)%
MVE/BVE	97.2%	95.9%	96.5%	97.1%	96.5%	94.1%	90.6%
MVE/Par Stock	129.5%	127.8%	128.6%	129.3%	128.6%	125.4%	120.7%
Duration of Equity	+1.39 years	+0.37 years	-0.67 years	+0.01 years	+1.63 years	+3.15 years	+4.11 years
Return on Regulatory Capital less 3-month LIBOR	3.1%	2.9%	3.0%	3.2%	2.8%	2.4%	1.8%
Net Income percent change from base	(16.3)%	(21.0)%	(19.2)%	—%	19.0%	34.8%	47.4%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored at zero, and therefore may not be fully representative of the indicated rate shock.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to the quarter covered by this report, we settled our private-label MBS claims with certain defendants for an aggregate amount of $50.2 million, which amount is net of legal fees and expenses. We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2014 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description
10.1	The Federal Home Loan Bank of Boston 2016 Director Compensation Policy * (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed with the SEC on October 28, 2015)
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 10, 2015	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 10, 2015	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer