Form 10-K
period 2015-12-31
Federal Home Loan Bank of Boston
filed 2016-03-18
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 29, 2016, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 24,296,866 outstanding shares of Class B stock.

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

We are privately capitalized, and our mission is to provide highly reliable wholesale funding, liquidity, and a competitive return on investment to our members. We develop and deliver competitively priced financial products, services, and expertise that support housing finance, community development, and economic growth, including programs targeted to lower-income households. We serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. There are 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the United States (the U.S.), each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

We are exempt from ordinary federal, state, and local taxation except for local real estate tax. However, we set aside funds at a 10 percent rate on our income for our Affordable Housing Program (AHP). For additional information, see — AHP Assessment. We also have put in place certain subsidized advance programs including our Jobs for New England program and our Helping to House New England program. For additional information, see — Targeted Housing and Community Investment Programs.

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have adopted long-term strategic priorities in our strategic business plan, which are to:

•	position the Bank to compete effectively in the wholesale funding market and support members' and housing associates’ efforts to address the affordable housing and economic needs of their communities;

•	maintain an appropriate and efficient capital structure considering our risk profile through proactive capital stock management and dividend strategies;

•	advocate stakeholder interests in policy matters, and effectively monitor and respond to pending GSE reform and other legislative and regulatory initiatives;

•	acquire, develop and retain the talent required to meet our current and future needs;

•	leverage the advantages of a diverse and inclusive organization in all aspects of our efforts; and

•	continue to evolve as a strong and agile organization that responds quickly and effectively to emerging risks and opportunities while upholding our commitment to efficient and effective operations.

We combine private capital and public sponsorship in a way that is intended to enable our members and housing associates to assure the flow of credit and other services for housing and community development. We serve the public through our members and housing associates by providing these institutions with a readily available, low-cost source of funds, called advances, as well as other products and services that are intended to support the availability of residential-mortgage and community-investment credit. In addition, we provide liquidity by enabling members to sell mortgage loans through a mortgage loan purchase program. Under this program, we offer participating financial institutions the opportunity to originate mortgage loans for sale to us or to designated third-party investors. Our primary sources of income come from interest on invested capital as well as the spread between interest-earning assets and interest-bearing liabilities. We are generally able to borrow funds at favorable rates due to our GSE status.

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

Additionally, we are subject to annual stress testing by the FHFA. We expect to publish the results of our annual severely adverse economic conditions stress test to our public website, www.fhlbboston.com, between November 15 and November 30.

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

Available Information

Our website provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) web site, as maintained by the Securities and Exchange Commission (the SEC), containing all reports electronically filed, or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge on our website as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports and other information regarding our electronic filings (located at http://www.sec.gov). The Bank's and the SEC's website addresses have been included as inactive textual references only. Information on those websites is not part of this report.

Employees

As of February 29, 2016, we had 205 full-time employees and one part-time employee.

Membership

The following table summarizes our membership, by type of institution, as of December 31, 2015, 2014, and 2013.

Membership Summary
Number of Members by Institution Type
	December 31,
	2015	2014	2013
Commercial banks	52	55	58
Credit unions	159	159	156
Insurance companies	41	32	27
Thrift institutions	190	199	201
Community development financial institutions (CDFI), non-depository institutions	4	4	1
Total members	446	449	443

As of December 31, 2015, 2014, and 2013, 72.0 percent, 69.9 percent, and 68.2 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and large credit unions in our district that are eligible to become members. We do not anticipate that a substantial number of additional FDIC-insured institutions will become members. There are a number of other institutions that are eligible for membership, such as insurance companies, smaller credit unions, and CDFIs which could become members in the future. We note that, for a variety of reasons including merger of members, we could experience a contraction in our membership that could lower overall demand for our products and services.

Economic Conditions

While our membership is limited to institutions with their principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2015 and are expected to impact us in 2016, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

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

We had 321 members, two housing associates, and three nonmember institutions with advances outstanding as of December 31, 2015. For information on competition and trends in demand for advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

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

Our advance products can also help members in their asset-liability management. For example, we offer advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member's interest-rate risk associated with holding long-term, fixed-rate mortgages. As another example, we also offer advances with interest rates that vary based on changes in the yield curve. We may also offer advances that shift from fixed to floating rates or vice versa after a certain period or upon the occurrence of a certain condition.

Generally, advances may be prepaid at any time. We charge prepayment fees to make us financially indifferent to advance prepayments, except in cases where the prepayment of an advance does not have an adverse financial impact on us.

We also offer an advance restructuring program under which the prepayment fee on prepaid advances may be satisfied by the member's agreement to pay an interest rate on a new advance sufficient to amortize the prepayment fee by the maturity date of the new advance, rather than paying the fee in funds immediately available to us.

We have never experienced a credit loss on an advance.

Targeted Housing and Community Investment Programs. We offer several solutions that are targeted to meet the affordable housing or economic development needs of communities that our members serve. These programs include the AHP, the Equity Builder Program (EBP), Community Development advances (CDAs), the New England Fund (NEF), Jobs for New England (JNE), and Helping to House New England (HHNE).

The AHP provides subsidies in the form of direct grants or discounted interest rates on advances (AHP advances) to help fund affordable housing projects that are directly sponsored by members. AHP funds are required to be used for homeownership housing for households with incomes at or below 80 percent of the median income for the area, or rental housing in which 20 percent of the units are for households with incomes that do not exceed 50 percent of the median income for the area. Program funds must be used for the direct costs to purchase, construct, or rehabilitate affordable housing.

The EBP offers members grants to provide households with incomes at or below 80 percent of the area median income with down-payment, closing-cost, homebuyer counseling, and rehabilitation assistance. The EBP is funded with a portion of the AHP assessment. For further information about how AHP subsidies are funded, see AHP Assessment below.

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

JNE provides advances to support small businesses in New England that are expected to create and/or retain jobs, or otherwise contribute to overall economic development activities. Examples include using funds to support the working capital, expansion, or financing needs of a small business. The JNE program provides subsidies that will be used to write down interest rates to zero percent on eligible advances that finance qualifying loans to small businesses. We plan to provide interest rate subsidies of up to $5 million per year in 2016, 2017, and 2018 under this program.

HHNE provides advances for targeted initiatives serving individuals and families who qualify for loans under the six New England housing finance agencies income guidelines for comparable loans. The HHNE program provides subsidies that will be used to write down interest rates to zero percent on eligible advances to the New England housing finance agencies for the purpose of expanding affordable rental and homeownership initiatives. Examples of uses include, but are not limited to, short-term construction lending, workforce housing, deferred loan programs for homeownership, multifamily loan refinance, and rental housing expansion, particularly in areas with job growth that exceeds the supply of rental units. We plan to provide interest rate subsidies of up to $5 million per year in 2016, 2017, and 2018 under this program.

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments — Investments Credit Risk, we maintain a portfolio of short-term investments issued by highly rated institutions, including federal funds and securities purchased under agreements to resell (secured by U.S. Department of the Treasury (U.S. Treasury) securities, Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities).

We also endeavor to effectively leverage our capital to enhance our income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued or guaranteed by U.S. government agencies and instrumentalities, supranational institutions, mortgage-backed securities (MBS), and asset-backed securities (ABS) that are issued by GSE mortgage agencies or by other private-sector entities provided they are rated in at least the second highest rating category from a nationally recognized statistical rating organization (NRSRO) as of the date of purchase. Our ABS holdings are further limited to securities backed by loans secured by real estate. We have also purchased securities issued by state or local housing-finance-agencies (HFAs) that are rated in at least the second-highest rating category from an NRSRO as of the date of purchase. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money-markets. For a discussion of developments and factors that have impacted and could continue to impact the profitability of our investments, particularly our long-term investment portfolio, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2015, and 2014, our MBS, ABS, and SBA holdings represented 242 percent and 230 percent of capital, respectively.

We conduct our investment activities so as to strive to comply with the FHFA’s core mission achievement advisory bulletin, which is described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate Fannie Mae's investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members. MPF loans are either conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) or government mortgage fixed-rate loans that are insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans (government mortgage loans). For information on trends in the growth of the program in 2015, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

We have offered our members Original MPF, MPF 125, MPF Plus, MPF Government, and MPF Xtra, each being closed-loan products in which we, or a third party investor in the case of MPF Xtra, invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. In addition we have begun offering new MPF products during the period covered by this report: MPF Direct, MPF 35, and MPF Government MBS. MPF Direct and MPF Government MBS, like MPF Xtra, each facilitate the investment in MPF loans by third party investors for which we are paid fees and under which the related credit and market risks are transferred to the investors. See the MPF Product Comparison Chart below that compares the principal characteristics of these different MPF products.

The participating financial institution performs all of the traditional retail loan origination functions under all of these MPF products. We continue to offer Original MPF, MPF 35, MPF Government, MPF Direct, MPF Government MBS, and MPF Xtra. We do not currently offer our members new master commitments under either MPF 125 or MPF Plus.

The FHLBank of Chicago (in this capacity, the MPF Provider) establishes general eligibility standards under which an FHLBank member may become a participating financial institution, the structure of MPF loan products, and the eligibility rules for MPF loans. In addition, the MPF Provider manages the delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian. The FHLBanks that participate in the MPF Program (including the Bank, the MPF Banks) pay fees to the MPF Provider for these services.

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

For conventional mortgage loan products (MPF loan products other than government mortgage loans and products in which we do not invest such as MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The participating financial institution's credit enhancement covers losses for MPF loans under a master commitment in excess of the MPF Bank's allocated portion of credit losses up to an agreed upon amount, called the first loss account. A master commitment is an agreement that provides the terms under which the participating financial institution delivers mortgage loans to an MPF Bank. Participating financial institutions are paid a credit-enhancement fee for providing credit enhancement and in some instances all or a portion of the credit-enhancement fee may be adjusted based upon the performance of loans purchased by the MPF Bank. See — MPF Products, below, for a summary of the credit-enhancement and risk-sharing arrangements for the MPF program.

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

MPF Products

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We have offered various MPF loan products from which participating financial institutions may have chosen. These products include Original MPF, MPF Government, MPF 125, MPF Plus, MPF 35, MPF Direct, MPF Government MBS, and MPF Xtra. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit enhancement and the types of credit-enhancement fees (performance-based, fixed amount, or none). There are no first loss account, credit enhancement, or credit-enhancement fees for MPF Direct, MPF Government MBS, and MPF Xtra because the credit risk for such loans is transferred to the third-party investors. The following table provides a comparison of the MPF products.

MPF Product Comparison Chart

Product Name	Bank's First Loss Account Size	Participating Financial Institution Credit-Enhancement Description	Credit-Enhancement Fee Paid to the Member	Credit-Enhancement Fee Offset(1)	Servicing Fee to Servicer
Original MPF	3 to 6 basis points added each year	Equivalent to double-A	7 to 11 basis points per year paid monthly	No	25 basis points per year
MPF Government	N/A	N/A Unreimbursed servicing expenses	N/A(2)	N/A	44 basis points per year(2)
MPF 125 (3)	100 basis points fixed based on the size of loan pool at closing	After first loss account, up to double-A	7 to 10 basis points per year paid monthly; performance- based	Yes	25 basis points per year
MPF Plus (4)	An agreed upon amount no less than expected losses	0 to 20 basis points, after first loss account and supplemental mortgage insurance, up to double-A	7 basis points per year fixed plus 6 to 7 basis points per year performance- based (delayed for 1 year), all fees paid monthly	Yes	25 basis points per year
MPF 35	35 basis points of the aggregate principal balance of the MPF loans funded under the master commitment	After first loss account, up to double-A, minimum equal to 25 basis points	7 basis points per year fixed plus 6 to 7 basis points per year performance- based (delayed for 1 year), all fees paid monthly	Yes	25 basis points per year
MPF Direct	N/A	N/A	None	N/A	N/A
MPF Government MBS	N/A	N/A Unreimbursed servicing expenses	None	N/A	19 to 56.5 basis points per year based on coupon rate
MPF Xtra	N/A	N/A	None	N/A	25 basis points per year
_______________________

(1)	Future payouts of performance-based credit-enhancement fees are reduced when losses are allocated to the first loss account.

(2)
For master commitments issued prior to February 2, 2007, the participating financial institution is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitment, which is in addition to the customary 0.44 percent (44 basis points) per annum servicing fee that continues to apply for master commitments issued after February 2, 2007, and that is retained by the participating financial institution on a monthly basis based on the outstanding aggregate principal balance of the MPF Government loans.

(3)	We do not currently offer new master commitments to our members under MPF 125.

(4)	Currently, no supplemental mortgage guaranty insurance provider has the required NRSRO rating and so we do not offer new master commitments to our members under MPF Plus at this time.

MPF Servicing

The participating financial institution, or a servicer it engages, generally retains the right and responsibility for servicing MPF loans it delivers, including loan collections and remittances, default management, loss mitigation, foreclosure, and disposition of the real estate acquired through foreclosure or deed in lieu of foreclosure.

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

MPF Plus. The first loss account is equal to an agreed-upon number of basis points of the aggregate principal balance of the MPF loans funded under the master commitment that is not less than the amount of expected losses on the master commitment. Once the master commitment is fully funded, the first loss account is expected to cover expected losses on that master commitment. We may recover a portion of losses incurred under the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

MPF 35. The first loss account is equal to 35 basis points of the aggregate principal balance of the MPF loans funded under the master commitment. We may recover a portion of losses we absorb by withholding performance credit-enhancement fees that would otherwise be payable to the participating financial institution.

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

•	acting as a correspondent for deposit, disbursement, funds transfer, and safekeeping services for which we earn a fee.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 29, 2016, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

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

In the aggregate, the FHLBanks may comprise a significant percentage of the federal funds sold market from time to time however, each FHLBank, including the Bank, manages its investment portfolio separately.

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

The Office of Finance has established an allocation methodology for the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital, with FHLBanks with greater total regulatory capital in absolute terms receiving greater allocations of issuance proceeds. The Office of Finance will use this method in such periods unless it determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in our ability to access the capital markets, market conditions or this allocation could adversely impact our ability to finance our operations, financial condition, and results of operations.

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

The following table illustrates our compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations by Carrying Value
(dollars in thousands)
	December 31,
	2015	2014

Cash and due from banks	$254,218	$1,124,536
Advances	36,076,167	33,482,074
Investments (1)	18,019,181	16,879,299
Mortgage loans, net	3,581,788	3,483,948
Accrued interest receivable	84,442	77,411
Less: pledged assets	(396,439)	(451,632)
Total non-pledged assets	$57,619,357	$54,595,636
Total consolidated obligations	$53,912,506	$50,815,382
Ratio of non-pledged assets to consolidated obligations	1.07	1.07
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

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
Capital Resources

As a cooperative, we are owned by our member institutions, which are required to purchase shares of our capital stock as a condition of membership in us and to support the capital requirements for certain credit products that we provide, and for which all transfers are exchanged at a par value of $100 per share. We currently issue one class of stock, Class B, which shareholders may redeem five years after providing a written redemption request. Our equity capital also includes retained earnings.

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement. Any stock held by a member in excess of its TSIR is referred to as excess stock. At December 31, 2015, members and nonmembers with capital stock outstanding held excess capital stock totaling $158.9 million, representing approximately 6.7 percent of total capital stock outstanding.

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

Redemption of Excess Stock. Members may submit a written request for redemption of excess stock. The stock subject to the request will be redeemed at par value by us upon expiration of the stock-redemption period, which is five years for Class B stock, provided that the stock is not required to support the member's TSIR. The stock-redemption period also applies to stock held by a member that (1) gives notice of intent to withdraw from membership or (2) becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At the end of the stock-redemption period, we must comply with the redemption request unless doing so would cause us to fail to comply with our minimum regulatory capital requirements, cause the member to fail to comply with its TSIR, or violate any other applicable limitation or prohibition.

Repurchase of Excess Stock. Our capital plan provides us with the authority and discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. On July 24, 2015, our board of directors authorized management to implement an excess stock management program, under which we are authorized to repurchase excess stock to maintain excess stock within a targeted range between zero and $200 million. We expect to execute repurchases under the program from time to time to stay within this targeted excess stock range and to ensure a fair distribution of ownership consistent with shareholders’ total stock investment requirements in 2016. In addition, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our capital plan. During the year ended December 31, 2015, we repurchased $602.1 million of excess capital stock, of which $256.7 million was mandatorily redeemable capital stock.

Statutory and Regulatory Restrictions on Capital-Stock Redemption and Repurchases. In accordance with the Gramm-Leach-Bliley Act of 1999, as amended (the GLB Act), our stock is putable by the member. However, there are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding stock, including the following:

•
Our board of directors, or a committee of the board, may decide to suspend redemptions if it reasonably believes that continued redemptions would cause us to fail to meet any of our minimum capital requirements, prevent us from maintaining adequate capital against potential risks that are not adequately reflected in our minimum capital requirements, or otherwise prevent us from operating in a safe and sound manner.

•
We may not redeem or repurchase any capital stock without the prior written approval of the FHFA if our board of directors or the FHFA determine that we have incurred or are likely to incur losses that result in or are likely to result in charges against our capital stock while such charges are continuing or expected to continue.

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

In addition to possessing the authority to suspend capital-stock redemptions or repurchases, our board of directors also has a statutory obligation to review and adjust member capital stock purchase requirements to comply with our minimum capital requirements, and each member must comply promptly with any such requirement. However, a member may be able to reduce its outstanding business with us as an alternative to purchasing additional capital stock.

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

As of December 31, 2015, our retained earnings totaled $1.1 billion. Of that amount, $194.6 million is in a restricted retained earnings account and is not available to pay dividends, as discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. We are required to allocate 20 percent of net income to this restricted retained earnings account in accordance with our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks.
Dividends. We may pay dividends from current net earnings or unrestricted retained earnings, subject to certain limitations and conditions. For additional information see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Interest-Rate-Exchange Agreements

In general, we use interest-rate-exchange agreements (derivatives) in two ways: 1) as a fair-value or cash-flow hedge of a hedged financial instrument, firm commitment, or a forecasted transaction, or 2) as economic hedges in asset-liability management that are not designated as hedges. In addition to using interest-rate-exchange agreements to manage mismatches of interest rates between assets and liabilities, we also use interest-rate-exchange agreements to manage embedded options in assets and liabilities and to hedge the market value of existing assets, liabilities, and anticipated transactions. We may also enter into interest-rate-exchange agreements concurrently with the issuance of COs to reduce funding costs. We enter into derivatives directly with principal counterparties and also enter into centrally cleared derivatives where our counterparty is a derivatives clearing organization (DCO). FHFA regulations require the documentation of nonspeculative use of these instruments and the establishment of limits to credit risk arising from these instruments.

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. For the year ended December 31, 2015, our AHP assessment was $32.3 million.

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

Credit, market, liquidity, and leverage risks are discussed in greater detail throughout Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A — Quantitative and Qualitative Disclosures About Market Risk. Business, operational, and reputation risks are discussed in greater detail below.

The board of directors provides risk oversight through the review and approval of our risk- management policy. The board of directors also evaluates and approves risk tolerances and risk limits. The board of directors' Risk Committee provides additional oversight for market risk, credit risk, and operational risk. The board of directors also reviews the results of an annual risk assessment that we perform for our major business processes.

Management establishes a quantifiable connection between our desired risk profile and our risk tolerances and risk limits as expressed in our risk-management policy. Management is responsible for maintaining internal policies consistent with the risk-management policy and maintains various standing committees intended to assess and manage each of the major risk categories relevant to our business activities. Our chief risk officer is responsible for communicating material changes to these internal policies to the board of directors' Risk Committee. Management is also responsible for monitoring, measuring, and reporting risk exposures to the board of directors. Additionally, our Internal Audit department may report to the board's Audit Committee the results of internal audit work on the effectiveness of management's risk management processes and controls.

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

Operational risk includes risk arising from breaches of our cybersecurity or other cyber incidents that could result in a failure or interruption of our information technology or other technology. We have not experienced a disruption in our information systems or other technology that has had a material adverse impact on us. However, we rely heavily on our information systems and other technology to conduct and manage our business and failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. We take several steps to protect our information systems and technology, including operational redundancy and supplier diversity, monitored physical and logical security controls to protect our information systems and data, and third party facilitated penetration testing.

Additionally, most of our information systems have been co-located with a third-party service provider to a site designed to host information systems with specialized environmental controls; certain power, heating and cooling system redundancies; 24-hour onsite staffing; and physical security. We rely on this service provider to continue to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. We take several steps to mitigate the risks of our reliance on this third-party service provider, including physical and monitored logical security controls to protect our information systems and data within the co-location space along with maintaining redundancy of systems at an alternate location that we control for disaster-recovery and business continuity. Additionally, we review the provider's controls report annually and monitor and meet with the provider on a regular basis. We have a disaster-recovery site intended to provide continuity of operations in the event that our primary information systems become unavailable, but there can be no assurance that the disaster-recovery site will work as intended in the event of an actual disruption or failure. Moreover, certain of our applications vendors host their applications in a software-as-a-service framework, either on their own hardware or on third-party, cloud-based environments. We have executed contracts with these providers stipulating standards for control intended to mitigate our risks based on loss of access or security breaches. Additionally, we actively manage these service providers through our vendor management program.

Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We take several steps to protect such data, including information technology and security, general computing controls governing access to programs and data, along with physical and logical security. Additionally, we review related third-party service providers' controls reports annually. Despite these steps, this information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

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

At December 31, 2015, our five largest stock-holding members held 31.1 percent of our stock and our largest stock-holding member had affiliates with memberships in other FHLBanks, allowing their affiliates the flexibility of borrowing from other FHLBanks. The loss of significant members or a significant reduction in the level of business they conduct with us is likely to lower overall demand for our products and services in the future and adversely impact our performance.

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

A decrease in demand for our products and services due to the loss of significant members could adversely impact our results of operations and financial condition.

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

For example, we note that, from time to time, Congress, the Obama administration, and various federal agencies have advanced plans to reform the federal support of U.S. housing finance, specifically targeting Fannie Mae and Freddie Mac. These plans are likely to directly and indirectly impact other GSEs that support the U.S. housing market, including the FHLBanks. Any such reforms that are implemented could adversely impact the profitability of the FHLBanks or limit future growth opportunities.

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

Historically, our board of directors has varied dividend declarations based on our financial condition, outlook and economic environment. For example, from November 2008 until January 2011, the board of directors did not declare any dividends based on our focus on accumulating retained earnings toward our retained earnings target at the time. As our financial condition and outlook improved, the board of directors recommenced declaring dividends, and dividends have been declared each quarter since that time. Nonetheless, if our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to reduce or eliminate dividends.

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

From December 8, 2008, until January 1, 2015, we maintained a general moratorium on excess stock repurchases although we completed several partial repurchases of excess stock during that period. We have since rescinded the moratorium, however, that period of constrained excess stock repurchases could provide an incentive for members to limit certain of their business with us to avoid associated stock purchase requirements and a disincentive to prospective members from becoming members, either of which could adversely impact our business operations and financial condition.

An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, require us to deliver collateral to certain derivatives counterparties, and/or adversely impact demand for certain of our products.

Certain NRSROs have indicated that the credit ratings of the FHLBanks are constrained by the credit ratings of the U.S. federal government. Accordingly, a downgrade of the U.S. federal government's credit rating by an NRSRO is likely to be followed by a similar downgrade of the FHLBanks. Downgrades of the U.S. federal government (and, in turn, the FHLBanks) are possible, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or access to the capital markets. Additionally, downgrades could trigger obligations to deliver collateral (in some cases, in addition to amounts already delivered, depending on the downgrade) to certain derivatives counterparties to which we are a net obligor, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk and Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities. Further, member and housing associate demand for certain of our products, such as letters of credit and standby bond purchase agreements, is influenced by our credit ratings and downgrade of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

Negative information about the FHLBanks or housing GSEs in general could adversely impact our cost and availability of financing, or could limit membership growth.

Negative information about us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. Potential sources of negative information about the FHLBanks include NRSROs, the FHFA, and its Office of Inspector General. Further, an FHFA rule annually requires us to perform stress tests under various scenarios and make the results of a severely adverse economic conditions test publicly available. The results of the stress test, or the public’s reaction to the results, could adversely impact the Bank.

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

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2015. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We are mandated to maintain minimum regulatory capital thresholds including, but not limited to, a minimum regulatory capital ratio of 4.0 percent, which is a percentage equal to permanent capital divided by total assets. Moreover, we have a policy that requires us to maintain a minimum regulatory capital amount equal to 4.0 percent of total assets plus our calculated economic capital requirement. As a condition for borrowing advances from us, members are required to invest in capital stock, permitting members to leverage their stock investment to borrow at multiples of that stock investment. In certain scenarios, members seeking to leverage their excess stock availability may be unable to borrow at the fullest capacity if overall asset growth causes our total regulatory capital ratio to fall below 4.0 percent, even after discretionary assets, including, but not limited to, short-term investments, are disposed.

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

Any inability or curtailment of our ability to access the capital markets could adversely impact our business operations, financial condition, and results of operations.

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

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Many of these investments have sustained and will sustain credit losses under current modeling assumptions, and have been downgraded by various NRSROs. As described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. The assumptions we made for our other-than-temporary-impairment assessments of our private-label MBS resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $4.1 million for private-label MBS that we determined were other-than-temporarily impaired for the year ended December 31, 2015. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, we may use even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities in future other-than-temporary impairment assessments.

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

We rely heavily on our information systems and other technology to conduct and manage our business. We take steps to mitigate the risks of such reliance, as discussed under Item 1 — Business — Risk Management — Operational Risk, however failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. Additionally, most of our information systems have been co-located with a third-party service provider on which we are reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. This information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

We rely on third parties for certain important services and could be adversely impacted by disruptions in those services.

For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 6.2 percent of our total assets as of December 31, 2015, and 21.0 percent of interest income for the year ended December 31, 2015. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment business could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

As another example, we rely on the Office of Finance for, among other things, the placement of COs, our primary source of funds. A disruption in this service would disrupt our access to these funds, as also discussed under — Market and Liquidity Risks — Any inability or curtailment of our ability to access the capital markets could adversely impact our business operations, financial condition, and results of operations.

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

We use derivatives to manage our interest-rate risk. If, due to an absence of creditworthy swap dealers or guarantors, we are unable to manage our hedging positions properly, or we are unable to enter into hedging instruments upon acceptable terms, we could be unable to effectively manage our interest-rate and other risks without altering our business strategies, which could adversely impact our financial condition and results of operations.

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

On September 30, 2014, the court dismissed our claims against the credit rating agency defendants, based on a recent Supreme Court case. The court held that the United States District Court for the District of Massachusetts (the Massachusetts District Court) lacks personal jurisdiction over our claims against the credit rating agency defendants and declined to grant our motion to transfer those claims to another federal district court that does have personal jurisdiction. The court certified the ruling for immediate appeal. To preserve our rights with respect to a permissive appeal, on October 10, 2014, we sought permission from the United States Court of Appeals for the First Circuit to appeal. Later that same month, we filed a notice of appeal to preserve our right to appeal under a separate grant of appellate jurisdiction. Oral argument on the Bank’s appeal against Moody’s was completed on February 1, 2016, and we await a ruling.

On October 14, 2014, we also entered into tolling agreements with the credit rating agency defendants regarding the claims we had asserted against them in the Massachusetts District Court. Those agreements toll the statute of limitations for purposes of our filing a possible new action in a different jurisdiction, which we may determine is appropriate as to Moody’s if our appeal is not successful.

In addition to our appeal with respect to the dismissal of our claims against Moody’s, we continue to pursue claims in this litigation against the following and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Barclays Capital Inc.; Credit Suisse (USA), Inc.; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; and UBS Americas Inc.

During the year ended December 31, 2015, we agreed with certain defendants in our private-label MBS litigation to settle our claims against them for an aggregate amount of $184.9 million (which amount is net of legal fees and expenses).

Class Action Complaint

On May 8, 2015, we voluntarily dismissed a class action complaint we had filed against EMC Mortgage Corporation and Bear, Stearns & Co., Inc. now known as J.P. Morgan Securities, LLC, based on claims we made arising from our investment in certain private-label MBS trusts.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 29, 2016, 445 members and 5 nonmembers held a total of 24.3 million shares of our Class B stock. Our capital plan provides us with the authority to issue Class A capital stock, $100 par value per share (Class A stock). However, we have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2015, 2014, and 2013 as set forth in the below table. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.
Quarterly Dividends Declared (dollars in thousands)

	2015			2014			2013
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$2,390,541	$10,484	1.74%	$2,466,229	$9,262	1.49%	$3,439,178	$3,199	0.37%
June 30	2,425,312	10,525	1.76	2,544,005	9,347	1.49	3,403,198	3,357	0.40
September 30	2,461,879	20,132	3.28	2,504,180	9,240	1.48	2,381,304	2,256	0.38
December 31	2,507,938	20,987	3.32	2,415,369	9,071	1.49	2,423,200	2,260	0.37
_________________________

(1)	Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)	The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 18, 2016, our board of directors declared a cash dividend that was equivalent to an annual yield of 3.42 percent, the approximate daily average three-month LIBOR for the fourth quarter of 2015 plus 300 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2015 totaled $19.5 million and was paid on March 2, 2016. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2016, though a quarterly loss or a significant adverse event or trend would cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2015, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2016.

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

We maintain a policy providing that when our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our earnings for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2015, compared with $1.1 billion in retained earnings at December 31, 2015.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2015, we had excess stock outstanding totaling $158.9 million or 0.3 percent of our total assets.

Should we determine to issue Class A stock, dividends declared on Class A stock may differ from dividends declared on Class B stock but may not exceed dividends declared on Class B stock.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $2.9 billion at December 31, 2015. Our permanent capital level was $3.5 billion at December 31, 2015, so we were in excess of this requirement by $617.1 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account. The Joint Capital Agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. As of December 31, 2015, $194.6 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $530.1 million at that date. For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2015, 2014, and 2013, and the selected statement of condition data as of December 31, 2015 and 2014, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2012 and 2011, and the selected statement of condition data as of December 31, 2013, 2012, and 2011, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)
	December 31,
	2015	2014	2013	2012	2011
Statement of Condition
Total assets	$58,108,801	$55,106,677	$44,638,076	$40,209,017	$49,968,337
Investments(1)	18,019,181	16,879,299	12,981,340	15,554,057	21,379,548
Advances	36,076,167	33,482,074	27,516,678	20,789,704	25,194,898
Mortgage loans held for portfolio, net(2)	3,581,788	3,483,948	3,368,476	3,478,896	3,109,223
Deposits and other borrowings	482,602	369,331	517,565	594,968	654,246
Consolidated obligations:
Bonds	25,433,409	25,505,774	23,465,906	26,119,848	29,879,460
Discount notes	28,479,097	25,309,608	16,060,781	8,639,048	14,651,793
Total consolidated obligations	53,912,506	50,815,382	39,526,687	34,758,896	44,531,253
Mandatorily redeemable capital stock	41,989	298,599	977,348	215,863	227,429
Class B capital stock outstanding-putable(3)	2,336,662	2,413,114	2,530,471	3,455,165	3,625,348
Unrestricted retained earnings	934,214	764,888	681,978	523,203	375,158
Restricted retained earnings	194,634	136,770	106,812	64,351	22,939
Total retained earnings	1,128,848	901,658	788,790	587,554	398,097
Accumulated other comprehensive loss	(442,597)	(436,986)	(481,516)	(476,620)	(534,411)
Total capital	3,022,913	2,877,786	2,837,745	3,566,099	3,489,034
Results of Operations
Net interest income	$225,697	$213,292	$255,855	$312,448	$305,976
(Reduction of) provision for credit losses	(330)	61	(1,954)	(3,127)	(831)
Net impairment losses on held-to-maturity securities recognized in earnings	(4,059)	(1,579)	(2,566)	(7,173)	(77,067)
Litigation settlements	184,879	22,000	53,305	2,317	—
Other (loss) income	(8,819)	(586)	(7,295)	(17,252)	23,841
Other expense	76,382	65,655	64,717	63,283	65,099
AHP and REFCorp assessments (4)	32,328	17,623	24,229	23,122	28,890
Net income	$289,318	$149,788	$212,307	$207,062	$159,592
Other Information
Dividends declared	$62,128	$36,920	$11,071	$17,605	$10,686
Dividend payout ratio	21.47%	24.65%	5.21%	8.50%	6.70%
Weighted-average dividend rate(5)	2.54	1.49	0.38	0.50	0.30
Return on average equity(6)	9.54	5.24	7.40	6.03	4.73
Return on average assets	0.52	0.29	0.54	0.45	0.30
Net interest margin(7)	0.41	0.41	0.65	0.68	0.58
Average equity to average assets	5.45	5.50	7.26	7.39	6.41
Total regulatory capital ratio(8)	6.04	6.56	9.63	10.59	8.51
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $1.0 million, $2.0 million, $2.2 million, $4.4 million, and $7.8 million for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

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

(6)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(7)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

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

EXECUTIVE SUMMARY

We had a strong year in 2015. Our net income increased to $289.3 million for the year ended December 31, 2015, from $149.8 million for the year ended December 31, 2014, the highest annual net income in the Bank's history, largely due to $184.9 million in litigation settlement income related to private-label MBS for the year. In addition, advances balances grew as discussed below. Our financial condition continued to strengthen with retained earnings growing to $1.1 billion at December 31, 2015, from $901.7 million at December 31, 2014, a surplus of $428.8 million over our minimum retained earnings target, as we continue to satisfy all regulatory capital requirements as of December 31, 2015. We also provided a dividend spread of 300 basis points over the daily average three-month LIBOR. Our return on average equity was 9.54 percent for the year ended December 31, 2015, compared with 5.24 percent for the year ended December 31, 2014, an increase of 430 basis points.

Net Interest Margin

In 2015, net interest margin was flat relative to the year ended December 31, 2014, at 0.41 percent. We view this as a favorable outcome in the face of the continuing very low interest-rate environment discussed under — Economic Conditions — Interest-Rate Environment.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members, with advances balances growing to $36.1 billion at December 31, 2015, from $33.5 billion at December 31, 2014. The increase in advances was broadly based, with long-term advances as the most significant contributor. We cannot predict whether this trend will continue.

Investments in Private-Label MBS

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.2 billion at December 31, 2015, compared with $6.4 billion at its peak in September 30, 2007, and other-than-temporary impairment credit losses recognized in recent periods have dropped significantly from those earlier periods.

For the years ended December 31, 2015 and 2014, we recognized $38.8 million and $36.0 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition.

Excess Stock Management Program

On July 24, 2015, our board of directors authorized management to implement an excess stock management program, under which we may repurchase excess stock to maintain aggregate excess stock within a targeted range between zero and $200 million. Repurchases of excess stock have led to reductions in our capital levels, including reductions to mandatorily redeemable capital stock from $298.6 million at December 31, 2014, to $42.0 million at December 31, 2015. Dividend payments on mandatorily redeemable capital stock are classified as interest expense, so the repurchase of this stock should lead to a reduction in interest expense, all other things being equal. For the year ended December 31, 2015, interest expense on mandatorily redeemable capital stock amounted to $1.6 million compared with $8.8 million for the year ended December 31, 2014.

Regulatory Developments

The FHFA and other regulators with authority over us or our way of doing business have issued or proposed multiple regulations during the year and into 2016, as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment

The U.S. economy in 2015 proved resilient. Against the backdrop of a historically severe winter and economic instability overseas, the U.S. economy continued to expand.

The labor market continued to improve, with nonfarm payroll growth averaging over 200,000 per month for the year. At five percent in December, the unemployment rate declined 0.6 percentage point since December 2014. Alternative broader gauges of unemployment also showed steady improvement. All six of the New England states continued to see unemployment rates decline between December 2014 and 2015. Over this period, the region’s unemployment rate dropped 0.7 percentage points and in December 2015 was 4.7 percent.

The gradual recovery in the housing market continued in 2015. The FHFA reported that house prices were up 5.8 percent in December 2015 compared to a year prior. Annual house price changes were positive for all nine census regions, reflecting a broad housing market recovery across the U.S. The housing market provided a significant boost to the New England economy in 2015, with rising prices and construction activity.

The U.S. and New England economies appear likely to continue to grow at a modest pace. Even though equity prices have been volatile and overseas risks appear to have heightened in early 2016, continued job gains, lower energy prices, and rising house prices look likely to support consumer spending and economic growth in 2016.

Interest-Rate Environment

Since 2010 and continuing into 2016, we generally have been operating in a historically low interest-rate environment, which has adversely impacted our results of operations.

We note that on March 16, 2016, despite having increased the targeted federal funds rate for the first time since 2006 at its December 2015 meeting, the Federal Open Market Committee (the FOMC) issued a press release providing that in light of ongoing global risks and continued low price inflation, a more accommodative stance of monetary policy remains appropriate. The statement noted that the FOMC expects economic conditions that will warrant only gradual increases in the federal funds rate.

The interest-rate environment adversely impacts our results of operations. Interest rates continue to hover close to record low levels, compressing the yields and margins that we can earn on our liquidity investments and short-term advances because our funding costs essentially have a floor of zero percent. Moreover, spreads on high-quality, interest-bearing assets in which we invest remain low relative to the yields at which we can issue comparable term debt.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
3.5
3
2.5
2
1.5
1
0.5
0
Q4 '12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15

The federal funds target rate has remained constant at zero to 0.25 percent during the time periods from the fourth quarter 2014 through the third quarter 2015. On December 17, 2015, the FOMC had raised the target range for the federal funds rate by 25 basis points, to 0.25 to 0.50 percent.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2015, versus the year ended December 31, 2014

Net income increased to $289.3 million for the year ended December 31, 2015, from $149.8 million for the year ended December 31, 2014. The reasons for the increase are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2015, was $226.0 million, compared with $213.2 million for 2014. The $12.8 million increase in net interest income after provision for credit losses was attributable to a $3.5 billion increase in average earning assets, from $51.7 billion for 2014, to $55.2 billion for 2015. The increase in average earning assets was driven by a $2.3 billion increase in average advances balances and a $1.0 billion increase in average investments balances. For additional information see — Rate and Volume Analysis. Additional increases to net interest income included a $7.2 million reduction of interest expense on mandatorily redeemable capital stock and a $2.8 million increase in accretion of discount on securities that were other-than-temporarily impaired in prior periods, but for which a significant improvement in projected cash flows has subsequently been recognized. Offsetting these increases was a $2.2 million decrease in net prepayment fees from investments and advances from $10.5 million in the year ending December 31, 2014, to $8.3 million in the year ending December 31, 2015.

Net interest spread was 0.37 percent for the year ended December 31, 2015, a one basis point increase from 2014, and net interest margin was 0.41 percent, unchanged from 2014. The increase in net interest spread reflects a two basis point decrease in the average yield on earning assets and a three basis point decrease in the average yield on interest-bearing liabilities.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$32,330,089	$247,002	0.76%	$30,029,148	$236,368	0.79%	$21,603,302	$252,333	1.17%
Securities purchased under agreements to resell	4,815,227	4,825	0.10	5,039,178	3,048	0.06	2,819,425	2,388	0.08
Federal funds sold	5,343,833	6,481	0.12	4,553,444	3,560	0.08	1,726,425	1,625	0.09
Investment securities(1)	9,140,609	203,837	2.23	8,689,736	190,032	2.19	9,671,840	202,178	2.09
Mortgage loans	3,557,110	122,704	3.45	3,381,904	125,600	3.71	3,456,276	128,232	3.71
Other earning assets	36,489	73	0.20	7,660	11	0.14	1,061	4	0.38
Total interest-earning assets	55,223,357	584,922	1.06	51,701,070	558,619	1.08	39,278,329	586,760	1.49
Other non-interest-earning assets	427,606			376,461			404,331
Fair-value adjustments on investment securities	(31,331)			(147,541)			(155,825)
Total assets	$55,619,632	$584,922	1.05%	$51,929,990	$558,619	1.08%	$39,526,835	$586,760	1.48%
Liabilities and capital
Consolidated obligations
Discount notes	$25,243,798	$28,221	0.11%	$22,697,109	$15,461	0.07%	$9,106,041	$6,952	0.08%
Bonds	26,048,777	329,285	1.26	24,477,324	320,976	1.31	25,130,271	318,174	1.27
Deposits	417,278	77	0.02	469,845	67	0.01	601,628	19	—
Mandatorily redeemable capital stock	58,092	1,636	2.82	581,634	8,819	1.52	798,340	5,754	0.72
Other borrowings	3,583	6	0.17	2,751	4	0.15	4,485	6	0.13
Total interest-bearing liabilities	51,771,528	359,225	0.69	48,228,663	345,327	0.72	35,640,765	330,905	0.93
Other non-interest-bearing liabilities	816,042			844,204			1,017,983
Total capital	3,032,062			2,857,123			2,868,087
Total liabilities and capital	$55,619,632	$359,225	0.65%	$51,929,990	$345,327	0.66%	$39,526,835	$330,905	0.84%
Net interest income		$225,697			$213,292			$255,855
Net interest spread			0.37%			0.36%			0.56%
Net interest margin			0.41%			0.41%			0.65%
_________________________

(1)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the years ended December 31, 2015 and 2014. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Year Ended December 31, 2015 vs. 2014			For the Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$17,726	$(7,092)	$10,634	$80,937	$(96,902)	$(15,965)
Securities purchased under agreements to resell	(141)	1,918	1,777	1,486	(826)	660
Federal funds sold	700	2,221	2,921	2,252	(317)	1,935
Investment securities	10,001	3,804	13,805	(21,181)	9,035	(12,146)
Mortgage loans	6,312	(9,208)	(2,896)	(2,762)	130	(2,632)
Other earning assets	56	6	62	11	(4)	7
Total interest income	34,654	(8,351)	26,303	60,743	(88,884)	(28,141)
Interest expense
Consolidated obligations
Discount notes	1,901	10,859	12,760	9,333	(824)	8,509
Bonds	20,131	(11,822)	8,309	(8,392)	11,194	2,802
Deposits	(8)	18	10	(5)	53	48
Mandatorily redeemable capital stock	(11,424)	4,241	(7,183)	(1,902)	4,967	3,065
Other borrowings	1	1	2	(2)	—	(2)
Total interest expense	10,601	3,297	13,898	(968)	15,390	14,422
Change in net interest income	$24,053	$(11,648)	$12,405	$61,711	$(104,274)	$(42,563)

Average Balance of Advances Outstanding

The average balance of total advances increased $2.3 billion, or 7.7 percent, for the year ended December 31, 2015, compared with the same period in 2014. We experienced a broadly based rise in advances balances during the year with long-term advances as the most significant contributor. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the years ended December 31, 2015, 2014, and 2013 by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Fixed-rate advances—par value
Long-term	$12,975,786	$10,805,161	$10,041,449
Short-term	9,721,359	9,898,654	6,130,420
Putable	2,069,459	2,384,041	2,791,694
Overnight	918,740	772,223	688,633
Amortizing	875,163	868,322	880,488
All other fixed-rate advances	78,677	72,000	77,355
	26,639,184	24,800,401	20,610,039

Variable-rate indexed advances—par value
Simple variable (1)	5,408,571	4,875,301	436,767
Putable	45,158	49,595	113,288
All other variable-rate indexed advances	48,655	38,814	31,816
	5,502,384	4,963,710	581,871
Total average par value	32,141,568	29,764,111	21,191,910
Net premiums	11,754	20,517	32,617
Market value of bifurcated derivatives	2,227	1,440	1,043
Hedging adjustments	174,540	243,080	377,732
Total average balance of advances	$32,330,089	$30,029,148	$21,603,302
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $6.2 billion for the year ended December 31, 2015. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $22.3 billion for the year ended December 31, 2015, representing 69.0 percent of the total average balance of advances outstanding during the year ended December 31, 2015. The average balance of all such advances totaled $20.1 billion for the year ended December 31, 2014, representing 66.9 percent of the total average balance of advances outstanding during the year ended December 31, 2014.

For the years ended December 31, 2015 and 2014, net prepayment fees on advances and investments were $8.3 million and $10.5 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $591.4 million, or 6.2 percent, for the year ended December 31, 2015, compared with the same period in 2014. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. We have increased these investments principally in response to growth in our advances balances to maintain the level of our contingency liquidity. For the year ended December 31, 2015, average balances of federal funds sold increased $790.4 million and average balances of securities purchased under agreements to resell decreased $224.0 million in comparison to the year ended December 31, 2014.

Average investment-securities balances increased $450.9 million, or 5.2 percent for the year ended December 31, 2015, compared with the same period in 2014, an increase consisting primarily of a $581.3 million increase in MBS offset by a $124.9 million decline in agency and supranational institutions' debentures.

Average Balance of COs

Average CO balances increased $4.1 billion, or 8.7 percent, for the year ended December 31, 2015, compared with the same period in 2014, resulting from our increased funding needs principally due to the increase in our average advances balances and short-term money-market investment balances. This overall increase consisted of an increase of $2.5 billion in CO discount notes and an increase of $1.6 billion in CO bonds.

The average balance of CO discount notes represented approximately 49.2 percent of total average COs during the year ended December 31, 2015, compared with 48.1 percent of total average COs during the year ended December 31, 2014. The average balance of CO bonds represented 50.8 percent and 51.9 percent of total average COs outstanding during the years ended December 31, 2015 and 2014, respectively. The proportional growth in average CO discount notes was slightly higher than our short-term asset growth.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands).

	For the Year Ended December 31, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(4,852)	$—	$(534)	$(5,292)	$(10,678)
Net interest settlements included in net interest income (2)	(131,019)	(37,657)	—	63,390	(105,286)
Total net interest income	(135,871)	(37,657)	(534)	58,098	(115,964)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(391)	1,510	—	(8,308)	(7,189)
Losses on cash-flow hedges	—	—	—	(127)	(127)
(Losses) gains on derivatives not receiving hedge accounting	—	(4,288)	—	118	(4,170)
Mortgage delivery commitments	—	—	226	—	226
Net (losses) gains on derivatives and hedging activities	(391)	(2,778)	226	(8,317)	(11,260)

Subtotal	(136,262)	(40,435)	(308)	49,781	(127,224)

Net losses on trading securities	—	(4,890)	—	—	(4,890)
Total net effect of derivatives and hedging activities	$(136,262)	$(45,325)	$(308)	$49,781	$(132,114)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(6,037)	$—	$(260)	$—	$11,011	$4,714
Net interest settlements included in net interest income (2)	(130,580)	(37,989)	—	1,152	54,356	(113,061)
Total net interest income	(136,617)	(37,989)	(260)	1,152	65,367	(108,347)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair-value hedges	347	1,123	—	—	(936)	534
Losses on cash-flow hedges	—	—	—	—	(442)	(442)
(Losses) gains on derivatives not receiving hedge accounting	(4)	(6,348)	—	—	65	(6,287)
Mortgage delivery commitments	—	—	1,510	—	—	1,510
Net gains (losses) on derivatives and hedging activities	343	(5,225)	1,510	—	(1,313)	(4,685)

Subtotal	(136,274)	(43,214)	1,250	1,152	64,054	(113,032)

Net gains on trading securities	—	972	—	—	—	972
Total net effect of derivatives and hedging activities	$(136,274)	$(42,242)	$1,250	$1,152	$64,054	$(112,060)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2013
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(7,584)	$—	$(470)	$—	$25,285	$17,231
Net interest settlements included in net interest income (2)	(149,026)	(38,474)	—	1,580	63,690	(122,230)
Total net interest income	(156,610)	(38,474)	(470)	1,580	88,975	(104,999)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	897	1,679	—	—	(451)	2,125
Gains on cash-flow hedges	—	—	—	—	12	12
Gains on derivatives not receiving hedge accounting	2	6,538	—	—	301	6,841
Mortgage delivery commitments	—	—	(1,538)	—	—	(1,538)
Net gains (losses) on derivatives and hedging activities	899	8,217	(1,538)	—	(138)	7,440

Subtotal	(155,711)	(30,257)	(2,008)	1,580	88,837	(97,559)

Net losses on trading securities	—	(13,190)	—	—	—	(13,190)
Total net effect of derivatives and hedging activities	$(155,711)	$(43,447)	$(2,008)	$1,580	$88,837	$(110,749)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin was 0.41 percent for both the years ended December 31, 2015 and 2014. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.60 percent and 0.63 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $6.9 million for each of the years ended December 31, 2015 and 2014.

Other Income (Loss)

The following table presents a summary of other income (loss) for the years ended December 31, 2015, 2014, and 2013. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Gains (losses) on derivatives and hedging activities:
Net (losses) gains related to fair-value hedge ineffectiveness	$(7,189)	$534	$2,125
Net (losses) gains related to cash-flow hedge ineffectiveness	(127)	(442)	12
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	17	(201)	(3,249)
Trading securities	2,721	836	13,874
Mortgage delivery commitments	226	1,510	(1,538)
Net interest-accruals related to derivatives not receiving hedge accounting	(6,908)	(6,922)	(3,784)
Net (losses) gains on derivatives and hedging activities	(11,260)	(4,685)	7,440
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(4,059)	(1,579)	(2,566)
Litigation settlements	184,879	22,000	53,305
Loss on early extinguishment of debt	(354)	(3,068)	(5,148)
Service-fee income	8,050	7,159	6,586
Net unrealized (losses) gains on trading securities	(4,890)	972	(13,190)
Other	(365)	(964)	(2,983)
Total other income	$172,001	$19,835	$43,444

Litigation settlement income has had a dominant impact on Other Income (Loss) during the periods represented above, and is expected to decline in future years after the remainder of our claims are either settled or resolved through litigation. Apart from litigation settlement income, as evident in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2015 and 2014, we recorded net unrealized losses on trading securities of $4.9 million and unrealized gains of $972,000, respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $2.7 million and $836,000 for the years ended December 31, 2015 and 2014, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in net expenses of $7.0 million and $7.1 million for the years ended December 31, 2015 and 2014, respectively, and are included in other income (loss).

Operating Expenses

For the year ended December 31, 2015, compensation and benefits expense and other operating expenses totaled $67.0 million, representing an increase of $9.5 million from the total of $57.5 million for the year ended December 31, 2014. The increase was primarily driven by a $9.4 million increase in compensation and benefits expense which was the result of a voluntary contribution to the Pentegra Defined Benefit Plan and increases to our incentive compensation awards.

Comparison of the year ended December 31, 2014, versus the year ended December 31, 2013

Net income decreased to $149.8 million at December 31, 2014, from $212.3 million at December 31, 2013. A significant component of the decline was the difference in litigation settlements year-over-year. Our return on average equity was 5.24 percent at December 31, 2014, compared with 7.40 percent at December 31, 2013, a decline of 216 basis points, of which 110 basis points is attributable to the decline in litigation settlements. Compression in net interest margin led to the year-over-year decline in our net interest income, the other significant component of the decline in net income, although the decline in net interest income reflected a return to net interest spreads and margins that were closer to long-term historical norms.

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

In 2014, we experienced compression in net interest margin. Net interest margin fell to 0.41 percent for the year ended December 31, 2014, from 0.65 percent for the year ended December 31, 2013. The compression resulted from the run-off of higher-yielding long-term advances, investments and mortgage loans, a reduction in prepayment fee income, and the increase in our dividends paid on mandatorily-redeemable capital stock, which are classified as interest expense.

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

Other Income (Loss) and Operating Expenses

For the years ended December 31, 2014 and 2013, we recorded net unrealized gains on trading securities of $972,000 and unrealized losses of $13.2 million, respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $836,000 and $13.9 million for the years ended December 31, 2014 and 2013, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in a net expense of $7.1 million and $7.3 million for the years ended December 31, 2014 and 2013, respectively.

For the year ended December 31, 2014, compensation and benefits expense and other operating expenses totaled $57.5 million, representing an increase of $1.3 million from the total of $56.2 million for the year ended December 31, 2013.

FINANCIAL CONDITION

Advances

At December 31, 2015, the advances portfolio totaled $36.1 billion, an increase of $2.6 billion compared with $33.5 billion at December 31, 2014.

The following table summarizes advances outstanding by product type at December 31, 2015 and 2014.

Advances Outstanding by Product Type (dollars in thousands)

	December 31, 2015		December 31, 2014
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$13,392,525	37.2%	$12,029,059	36.2%
Short-term	11,777,324	32.8	10,526,292	31.6
Putable	2,022,200	5.6	2,180,225	6.6
Overnight	1,080,755	3.0	1,545,869	4.6
Amortizing	887,558	2.5	883,106	2.7
All other fixed-rate advances	97,000	0.3	72,000	0.2
	29,257,362	81.4	27,236,551	81.9

Variable-rate advances
Simple variable (1)	6,504,375	18.1	5,915,000	17.8
Putable	157,500	0.4	74,000	0.2
All other variable-rate indexed advances	48,546	0.1	49,163	0.1
	6,710,421	18.6	6,038,163	18.1
Total par value	$35,967,783	100.0%	$33,274,714	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

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

Our members continue to be challenged by economic conditions, although improvements continue. Aggregate nonperforming assets for depository institution members declined from 0.50 percent of assets as of December 31, 2014, to 0.46 percent of assets as of September 30, 2015. The aggregate ratio of tangible capital to assets among the membership increased from 9.44 percent of assets as of December 31, 2014, to 9.75 percent as of September 30, 2015. (September 30, 2015, is the date of our most recent data on our membership for this report.). There were no member failures during 2015. All of our extensions of credit to members are secured by eligible collateral as noted herein. However we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

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

We monitor the financial condition of our insurance company members quarterly. We lend to them based on our assessment of their financial condition and their pledge of sufficient amounts of eligible collateral.

Each credit status category reflects our increasing level of control over the collateral pledged by the borrower as its financial condition weakens. Category-1 borrowers retain possession of all mortgage loan collateral pledged to us, provided the borrower executes a written security agreement and agrees to hold such collateral for our benefit. Category-1 borrowers must specifically list with us all mortgage loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Category-2 borrowers retain possession of eligible mortgage loan collateral, however, we require such borrowers to specifically list all mortgage loan collateral pledged to us. Category-3 borrowers are required to place physical possession of all pledged eligible collateral with us or an approved safekeeping agent, with which we have a control agreement. All securities pledged to us by our borrowers must be delivered to us, an approved safekeeping agent, or be held by the borrower's securities corporation in a custodial account with us. We have control agreements with approved safekeeping agents which are intended to give us appropriate control over the related collateral.

Our agreements with our borrowers require each borrower to have sufficient eligible collateral pledged to us to fully secure all outstanding extensions of credit, including advances, accrued interest receivable, standby letters of credit, MPF credit-enhancement obligations, and lines of credit (collectively, extensions of credit) at all times. We generally accept the following types of assets as collateral:

•
fully disbursed, first-mortgage loans on improved residential property (provided that the borrower is not in arrears by two or more payments), or securities representing a whole interest in such mortgages;

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

We generally require our members and housing associates to execute a security agreement that grants us a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first-mortgage loans and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us; COs, such other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies and housing associates, in some instances we establish a specific lien instead of a blanket lien subject to our receipt of additional safeguards from such members including larger haircuts on collateral. We protect our security interest in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. Our employees conduct on-site reviews of collateral pledged by borrowers to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to our eligibility requirements. We may conduct an onsite collateral review at any time.

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

The following table shows the asset quality of the one- to four-family mortgage loan portfolios held on the balance sheets of our borrowers. One- to four-family mortgage loans constitute the largest asset type pledged as collateral to us. Note that these figures include all one- to four-family mortgage loans on depository borrowers' balance sheets. The figures in this table include loans that are not pledged as collateral to us. Qualified collateral does not include loans that have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable provided no payment is overdue by more than 45 days, unless the collateral is insured or guaranteed by the U.S. or any agency thereof.

2015 Quarterly Borrower Asset Quality (dollars in thousands)

	2015—Quarter Ended (1)
	March 31	June 30	September 30
Total borrower assets(2)	$1,288,130,026	$1,306,038,612	$1,254,192,144
Total 1-4 family first lien mortgage loans(3)	$100,209,885	$102,500,300	$105,108,971
1-4 family first lien mortgage loans delinquent 30-89 days as a percentage of 1-4 family mortgage loans (4)	0.66%	0.51%	0.43%
1-4 family first lien mortgage loans delinquent 90+ days as a percentage of 1-4 family mortgage loans(5)	1.35%	1.28%	1.25%
1-4 family REO as a percentage of 1-4 family mortgage loans	0.13%	0.12%	0.12%
_______________________

(1)	September 30, 2015 is the most recent data available for inclusion in this table.

(2)	Includes all member assets.

(3)	Includes 1-4 family first lien mortgage loans from depository and CDFI members only.

(4)	Credit union early delinquencies are reported at 30-59 days past due and are included on this line.

(5)	Credit union non-performing loans are reported over 60 days past due. These 60+ day 1-4 family first lien mortgage loans are included on this line.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at December 31, 2015, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of December 31, 2015 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	273	$32,486,367	$72,269,857	222.5%
Category-2	20	610,304	1,129,225	185.0
Category-3	15	677,441	875,330	129.2
Insurance companies	19	2,193,671	2,276,167	103.8
Total	327	$35,967,783	$76,550,579	212.8%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.
Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of December 31, 2015.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$31,895,675
Collateral specifically listed and identified	39,955,443
Collateral delivered to us	11,955,110

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances. However, we do not accept as eligible collateral any mortgage loan that allows for negative amortization, including, but not limited to, pay-option adjustable-rate mortgage loans. We recognize that nontraditional and subprime loans may present incremental credit risk to us. Therefore, we have monitoring and review procedures in place to measure the incremental risk presented by this collateral and to mitigate this incremental credit risk. Further, we apply baseline collateral valuation discounts to nontraditional and subprime loans secured by a mortgage on the borrower's primary residence of 35 and 40 percent of book value, respectively. These discounts reflect the incremental credit risk associated with these types of loans relative to conventional mortgage loans. Borrowers in Category-1 also have the option of providing loan level data for their subprime and nontraditional loans to potentially obtain a more favorable valuation based on the credit risk profile of the pledged loan portfolio, subject to a minimum discount of 25 percent of book value. In addition, we limit the amount of borrowing capacity that a member may derive from subprime loan collateral to the lower of two times the pledging member's most recently reported capital as determined in accordance with generally accepted accounting principles (GAAP) or one-half of its total borrowing capacity. Additionally, private-label MBS issued or acquired and residential mortgage loans originated or acquired by our members after July 10, 2007, are not eligible collateral unless it can be documented that all loans, including all loans in MBS pools, are in compliance with regulatory underwriting standards on subprime or nontraditional lending, as applicable.

At both December 31, 2015 and 2014, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member discounted collateral.

We have not recorded any allowance for credit losses on credit products at December 31, 2015, and 2014, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at December 31, 2015, and the interest earned on outstanding advances to such institutions for the year ended December 31, 2015.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	December 31, 2015
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2015
Citizens Bank, N.A.	$6,015,163	16.7%	0.52%	$14,745
People's United Bank, N.A.	3,205,225	8.9	0.46	5,372
Webster Bank, N.A.	2,664,115	7.4	0.79	14,599
Berkshire Bank	1,173,471	3.3	0.57	5,232
Massachusetts Mutual Life Insurance Co.	1,100,000	3.1	2.22	18,402
Total of top five advance-borrowing institutions	$14,157,974	39.4%		$58,350
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2015, investment securities and short-term money market instruments totaled $18.0 billion, compared with $16.9 billion at December 31, 2014.

Short-term money-market investments increased $1.0 billion to $8.8 billion at December 31, 2015, compared with December 31, 2014. The increase was attributable to a $1.5 billion increase in securities purchased under agreements to resell offset by a $430.0 million decrease in federal funds sold.

Investment securities increased $119.8 million to $9.2 billion at December 31, 2015, compared with December 31, 2014. The increase was attributable to a $162.9 million increase in MBS offset by a decrease of $33.5 million in agency and supranational institutions' debentures.

Held-to-Maturity Securities

The following table provides a summary of our held-to-maturity securities.

Held-to-Maturity Securities (dollars in thousands)

	December 31,
	2015					2014	2013
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. agency obligations	$—	$3,605	$—	$—	$3,605	$5,777	$8,503
State or local housing-finance-agency obligations (HFA securities) (1)	—	17,978	—	152,950	170,928	178,387	183,625
GSEs	—	—	—	—	—	—	67,504
Total non-MBS	—	21,583	—	152,950	174,533	184,164	259,632
MBS (1)
U.S. government guaranteed - single-family	—	—	440	15,559	15,999	20,399	27,767
U.S. government guaranteed - multifamily	—	—	—	17,794	17,794	115,712	213,144
GSEs - single-family	1	38,466	69,310	985,347	1,093,124	1,420,801	1,773,905
GSEs - multifamily	27,914	343,374	15,347	—	386,635	542,130	700,348
Private-label - residential	—	—	5	951,539	951,544	1,052,809	1,141,390
ABS backed by home equity loans	—	—	—	14,936	14,936	16,174	22,475
Total MBS	27,915	381,840	85,102	1,985,175	2,480,032	3,168,025	3,879,029
Total held-to-maturity securities	$27,915	$403,423	$85,102	$2,138,125	$2,654,565	$3,352,189	$4,138,661
Yield on held-to-maturity securities	5.97%	3.92%	3.79%	3.51%
________________________

(1)	Maturity ranges are based on the contractual final maturity of the security.

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

Available-for-Sale Securities (dollars in thousands)

	December 31,
	2015					2014	2013
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
Supranational institutions	$—	$—	$121,722	$317,191	$438,913	$447,685	$415,135
U.S. government corporations	—	—	—	265,968	265,968	284,997	238,785
GSEs	—	—	—	117,792	117,792	123,453	888,525
Total non-MBS	—	—	121,722	700,951	822,673	856,135	1,542,445
MBS (1)
U.S. government guaranteed - single-family	—	40,116	—	116,526	156,642	206,028	271,597
U.S. government guaranteed - multifamily	—	—	—	744,762	744,762	871,423	309,101
GSEs - single-family	—	—	—	4,590,208	4,590,208	3,548,392	1,872,167
Total MBS	—	40,116	—	5,451,496	5,491,612	4,625,843	2,452,865
Total available-for-sale securities	$—	$40,116	$121,722	$6,152,447	$6,314,285	$5,481,978	$3,995,310
Yield on available-for-sale securities	—%	0.76%	6.00%	2.51%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.

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
Trading Securities (dollars in thousands)

	December 31,
	2015					2014	2013
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
MBS (1)
U.S. government guaranteed - single-family	$—	$31	$6,038	$4,227	$10,296	$12,235	$14,331
GSEs - single-family	—	942	304	203	1,449	2,300	3,486
GSEs - multifamily	—	218,389	—	—	218,389	230,434	229,357
Total MBS	$—	$219,362	$6,342	$4,430	$230,134	$244,969	$247,174
Yield on trading securities	—%	3.98%	1.76%	1.86%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.
Certain Investment Concentrations
At December 31, 2015, we held securities from the following issuers with total carrying values greater than 10 percent of total capital, as follows:

Securities from issuers which Represent Total Carrying Value Greater than 10 Percent of Total Capital As of December 31, 2015 (dollars in thousands)

Name of Issuer	Carrying Value(1)	Fair Value
Non-MBS:
GSEs
Fannie Mae	$117,792	$117,792

Supranational institution
Inter-American Development Bank	438,913	438,913

MBS:
Fannie Mae	3,463,609	3,488,326
Freddie Mac	2,826,196	2,846,018
Ginnie Mae	905,376	905,744
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

Our MBS investment portfolio consists of the following categories of securities as of December 31, 2015 and 2014. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	December 31, 2015	December 31, 2014
Single-family MBS - U.S. government-guaranteed and GSE	71.5%	64.8%
Multifamily MBS - U.S. government-guaranteed and GSE	16.7	21.9
Private-label residential MBS	11.6	13.1
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. Most of these placements expire within one day.

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of December 31, 2015 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$197	$—	$—	$—	$—
Securities purchased under agreements to resell	—	3,000,000	1,200,000	2,500,000	—	—
Federal funds sold	—	1,175,000	945,000	—	—	—
Total money-market instruments	—	4,175,197	2,145,000	2,500,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	3,605	—	—	—	—
U.S. government-owned corporations	—	265,968	—	—	—	—
GSEs	—	117,792	—	—	—	—
Supranational institutions	438,913	—	—	—	—	—
HFA securities	20,770	39,610	110,548	—	—	—
Total non-MBS	459,683	426,975	110,548	—	—	—

MBS:
U.S. government guaranteed - single-family (2)	—	182,937	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	762,556	—	—	—	—
GSE – single-family (2)	—	5,684,781	—	—	—	—
GSE – multifamily (2)	—	605,024	—	—	—	—
Private-label – residential	—	248	43,194	63,872	844,224	6
ABS backed by home-equity loans	583	1,136	7,047	2,093	4,077	—
Total MBS	583	7,236,682	50,241	65,965	848,301	6

Total investment securities	460,266	7,663,657	160,789	65,965	848,301	6

Total investments	$460,266	$11,838,854	$2,305,789	$2,565,965	$848,301	$6
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2015. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

FHFA regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's long-term unsecured credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. Extensions of unsecured credit other than sales of federal funds include on- and off-balance sheet and derivative transactions. See — Derivative Instruments Credit Risk for additional information related to derivatives exposure.

FHFA regulations allow additional unsecured credit for sales of federal funds. The specified percentage of eligible regulatory capital used for determining the maximum amount of unsecured credit exposure we may offer to a counterparty for overnight sales of federal funds is twice the amount that we may extend to that counterparty for extensions of credit other than overnight sales of federal funds reduced by the amount of any other unsecured credit exposure attributable to other than overnight sales of federal funds.

We are prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments, including members of the European Union. Our unsecured credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation.

The table below presents our short-term unsecured money-market credit exposure.

Short-term Unsecured Money-Market Credit Exposure by Investment Type (dollars in thousands)

	Carrying Value
	December 31, 2015	December 31, 2014
Federal funds sold	$2,120,000	$2,550,000

At December 31, 2015, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $3.0 billion to eight counterparties and issuers, of which $2.1 billion was for federal funds sold, and $840.1 million was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of December 31, 2015:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of December 31, 2015

Issuer / counterparty	Percent
Australia and New Zealand Banking Group Limited (1)	22.8%
Rabobank Nederland (1)	18.4
Bank of New York Mellon(1)	16.9
Inter-American Development Bank (a supranational institution)	15.0
Bank of Nova Scotia(1)	13.5
_______________________

(1)	Consists of federal funds sold. We sold federal funds to either the U.S. branch or agency of the named commercial bank.

Private-Label MBS

Of our $8.7 billion in par value of MBS and ABS investments at December 31, 2015, $1.5 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	December 31, 2015			December 31, 2014
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$10,680	$126,518	$137,198	$12,334	$152,296	$164,630
Alt-A	23,178	1,361,942	1,385,120	27,447	1,532,827	1,560,274
Total private-label residential MBS	33,858	1,488,460	1,522,318	39,781	1,685,123	1,724,904
ABS backed by home equity loans
Subprime	—	15,999	15,999	—	17,440	17,440
Total par value of private-label MBS	$33,858	$1,504,459	$1,538,317	$39,781	$1,702,563	$1,742,344
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of December 31, 2015, reflect the percentage of subordinated class outstanding balances as of December 31, 2015, to our senior class outstanding balances as of December 31, 2015, weighted by the par value of our respective senior class securities. Average current credit enhancements as of December 31, 2015, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity As of December 31, 2015 (dollars in thousands)

Total
Par value by credit rating
Triple-A	$598
Double-A	1,384
Single-A	50,240
Triple-B	66,131
Below Investment Grade
Double-B	57,724
Single-B	44,359
Triple-C	659,213
Double-C	288,628
Single-C	23,023
Single-D	347,011
Unrated	6
Total	$1,538,317

Amortized cost	$1,196,264
Gross unrealized gains	62,888
Gross unrealized losses	(47,861)
Fair value	$1,211,291

Weighted average percentage of fair value to par value	78.74%
Original weighted average credit support	26.77
Weighted average credit support	8.98
Weighted average collateral delinquency (1)	23.75
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2015, our mortgage loan investment portfolio totaled $3.6 billion, an increase of $97.8 million from December 31, 2014. We do not expect the balance of this portfolio to change significantly in 2016 as we expect continued competition from Fannie Mae and Freddie Mac for loan investment opportunities. We note further that the Director of the FHFA has delayed increases in Fannie Mae and Freddie Mac guaranty fees and certain other fees pending further study, which increases would have tended to weaken competition from Fannie Mae and Freddie Mac.

The following table presents information relating to our mortgage portfolio for the five year period ended December 31, 2015.

Par Value of Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31,
	2015	2014	2013	2012	2011
Mortgage loans outstanding
Conventional mortgage loans
Original MPF	$2,431,320	$2,309,566	$2,088,774	$2,006,797	$1,535,698
MPF 125	275,737	255,169	220,690	201,145	204,371
MPF Plus	316,513	432,934	564,471	771,125	1,037,031
MPF 35	83,845	—	—	—	—
Total conventional mortgage loans	3,107,415	2,997,669	2,873,935	2,979,067	2,777,100
Government mortgage loans	410,960	425,663	439,357	444,041	308,914
Total par value outstanding	$3,518,375	$3,423,332	$3,313,292	$3,423,108	$3,086,014

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2015	December 31, 2014

Massachusetts	46%	44%
Maine	12	11
Wisconsin	11	10
Connecticut	7	7
New Hampshire	5	5
All others	19	23
Total	100%	100%

The following table provides a summary of certain characteristics of our investments in mortgage loans.

Characteristics of Our Investments in Mortgage Loans(1)
	December 31,
	2015	2014
Loan-to-value ratio at origination
< 60.00%	25%	26%
60.01% to 70.00%	16	16
70.01% to 80.00%	20	20
80.01% to 90.00%	25	24
Greater than 90.00%	14	14
Total	100%	100%
Weighted average loan-to-value ratio	71%	71%
FICO score at origination
< 620	1%	1%
620 to < 660	5	5
660 to < 700	11	12
700 to < 740	17	17
≥ 740	65	64
Not available	1	1
Total	100%	100%
Weighted average FICO score	752	749
_______________________

(1)	Percentages are calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.0 million at December 31, 2015, compared with $2.0 million at December 31, 2014.

For information on the determination of the allowance at December 31, 2015, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see — Critical Accounting Estimates — Allowance for Loan Losses.

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

Delinquent Mortgage Loans (dollars in thousands)

	December 31,
	2015	2014	2013	2012	2011
Total par value past due 90 days or more and still accruing interest	$5,403	$7,191	$19,450	$23,210	$24,438
Nonaccrual loans, par value	22,361	38,658	46,012	50,571	55,124
Troubled debt restructurings (not included above)	7,130	3,045	2,589	1,909	245

Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$1,411	$1,948	$2,247	$2,420	$2,510
Interest actually recognized in income during the period	920	1,282	1,483	1,730	2,016
Shortfall	$491	$666	$764	$690	$494

Allowance for credit losses on mortgage loans, balance at beginning of year	$2,012	$2,221	$4,414	$7,800	$8,653
Net charge-offs	(657)	(270)	(239)	(259)	(22)
Provision (reduction of provision) for credit losses	(330)	61	(1,954)	(3,127)	(831)
Allowance for credit losses on mortgage loans, balance at end of year	$1,025	$2,012	$2,221	$4,414	$7,800

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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	December 31, 2015	December 31, 2014

Massachusetts	35%	31%
California	14	15
Connecticut	14	13
All others	37	41
Total	100%	100%

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (4.2 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (33.1 percent by outstanding principal balance). The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of December 31, 2015.

Summary of Higher-Risk Conventional Mortgage Loans As of December 31, 2015 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$130,300	4.93%	2.11%	6.15%
High loan-to-value loans (2)	1,360	6.82	—	3.73
Subprime and high loan-to-value loans (3)	191	—	32.17	—
Total high-risk loans	$131,851	4.94%	2.13%	6.11%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of December 31, 2015, we were the beneficiary of primary mortgage insurance coverage of $69.9 million on $278.5 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $18.3 million on mortgage pools with a total unpaid principal balance of $246.4 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits, custodial mortgage accounts, and term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2015, and December 31, 2014, deposits totaled $482.6 million and $369.3 million, respectively.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a clearing member with a DCO are classified as assets or liabilities according to the net fair value of those derivatives that have been transacted through a particular clearing member with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $40.1 million and $14.5 million as of December 31, 2015, and December 31, 2014, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $442.0 million and $558.9 million as of December 31, 2015, and December 31, 2014, respectively.

We offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same counterparty under a master-netting arrangement as well as arising from derivatives cleared through a DCO.

We base the estimated fair values of these agreements on the cost of interest-rate-exchange agreements with similar terms or available market prices. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash-flow analysis and comparison with similar instruments. Estimates developed using these methods are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. We formally establish hedging relationships associated with balance-sheet items and forecasted transactions to obtain desired economic results. These hedge relationships may include fair-value and cash-flow hedges, as well as economic hedges.

We had commitments for which we were obligated to invest in mortgage loans with par values totaling $24.7 million and $26.9 million at December 31, 2015 and 2014, respectively. All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2015 and 2014. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			December 31, 2015		December 31, 2014
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$8,195,652	$(102,381)	$4,771,265	$(192,873)
	Swaps	Economic	342,000	(1,246)	190,500	(1,473)
Total associated with advances			8,537,652	(103,627)	4,961,765	(194,346)
Available-for-sale securities	Swaps	Fair value	611,915	(314,571)	611,915	(318,895)
	Caps	Economic	300,000	—	300,000	—
Total associated with available-for-sale securities			911,915	(314,571)	911,915	(318,895)
Trading securities	Swaps	Economic	202,000	(14,438)	210,000	(17,766)
COs	Swaps	Fair value	6,387,445	2,201	7,196,345	3,736
	Swaps	Economic	18,500	(11)	22,500	(33)
	Forward starting swaps	Cash Flow	527,800	(35,547)	1,096,800	(42,209)
Total associated with COs			6,933,745	(33,357)	8,315,645	(38,506)
Total			16,585,312	(465,993)	14,399,325	(569,513)
Mortgage delivery commitments			24,714	(7)	26,927	63
Total derivatives			$16,610,026	(466,000)	$14,426,252	(569,450)
Accrued interest				(28,039)		(20,100)
Cash collateral and accrued interest				92,149		45,209
Net derivatives				$(401,890)		$(544,341)
Derivative asset				$40,117		$14,548
Derivative liability				(442,007)		(558,889)
Net derivatives				$(401,890)		$(544,341)
 _______________________

(1)
As of December 31, 2015 and 2014 embedded derivatives separated from the advance contract with notional amounts of $342.0 million and $190.5 million, respectively, and fair values of $1.2 million and $1.5 million, respectively, are not included in the table.

The following tables present our hedging strategies at December 31, 2015 and 2014.

Hedging Strategies As of December 31, 2015 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$6,094,452	$184,500	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	2,087,200	—	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	14,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate index	—	157,500	—
		8,195,652	342,000	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	611,915	202,000	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment	—	300,000	—
		611,915	502,000	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	4,204,445	18,500	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	2,183,000	—	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	527,800
		6,387,445	18,500	527,800

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	24,714	—
Total		$15,195,012	$887,214	$527,800

Hedging Strategies As of December 31, 2014 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$2,537,040	$116,500	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	2,210,225	—	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	24,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate index	—	74,000	—
		4,771,265	190,500	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	611,915	210,000	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment	—	300,000	—
		611,915	510,000	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	4,296,345	22,500	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	2,900,000	—	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	1,096,800
		7,196,345	22,500	1,096,800

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	26,927	—
Total		$12,579,525	$749,927	$1,096,800

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $14.6 billion, representing 87.8 percent of all derivatives outstanding as of December 31, 2015. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of December 31, 2015 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,843,795	$(8,029)	$1,843,795	$7,817	1.72%	0.48%	1.51%	0.69%
Due after one year through two years	2,063,405	(61,160)	2,063,405	60,474	3.07	0.42	2.93	0.56
Due after two years through three years	1,572,260	(21,836)	1,572,260	21,365	2.13	0.41	1.85	0.69
Due after three years through four years	534,361	(4,291)	534,361	4,198	2.04	0.42	1.74	0.72
Due after four years through five years	1,303,740	1,624	1,303,740	(1,830)	1.84	0.40	1.55	0.69
Thereafter	878,090	(8,689)	878,090	8,373	2.41	0.48	1.95	0.94
Total	$8,195,651	$(102,381)	$8,195,651	$100,397	2.25%	0.43%	2.00%	0.68%
_______________________

(1)	Included in the advances hedged amount are $2.1 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2015.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of December 31, 2015 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,370,245	$(1,093)	$2,370,245	$1,510	0.47%	0.53%	0.36%	0.30%
Due after one year through two years	2,328,500	4,347	2,328,500	(3,913)	1.05	1.09	0.39	0.35
Due after two years through three years	912,200	(117)	912,200	117	1.23	1.24	0.41	0.40
Due after three years through four years	171,790	(234)	171,790	233	1.38	1.43	0.24	0.19
Due after four years through five years	278,970	669	278,970	(1,175)	1.90	1.90	0.32	0.32
Thereafter	325,740	(1,371)	325,740	1,569	1.64	1.64	0.32	0.32
Total	$6,387,445	$2,201	$6,387,445	$(1,659)	0.93%	0.97%	0.37%	0.33%
_______________________

(1)	Included in the CO bonds hedged amount are $2.2 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2015.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We accept both securities and cash collateral for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in the derivatives table below. We pledge securities and cash collateral for uncleared derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value positions with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value exceeds the current negative fair-value positions with them adjusted for any applicable exposures. The table below details our counterparty credit exposure as of December 31, 2015.

Derivatives Counterparty Current Credit Exposure As of December 31, 2015 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$255,500	$557	$—	$—	$557

Liability positions with credit exposure:
Uncleared derivatives
Single-A	1,407,105	(21,470)	600	22,112	1,242
Triple-B	1,971,000	(43,365)	—	45,395	2,030
Cleared derivatives	9,137,406	(39,220)	78,605	—	39,385
Total derivative positions with nonmember counterparties to which we had credit exposure	12,771,011	(103,498)	79,205	67,507	43,214

Mortgage delivery commitments (2)	24,714	18	—	—	18
Total	$12,795,725	$(103,480)	$79,205	$67,507	$43,232

Derivative positions without credit exposure: (3)
Double-A	$672,500
Single-A	1,767,345
Triple-B	1,374,455
Total derivative positions without credit exposure	$3,814,300
_______________________

(1)
Uncleared derivatives counterparty ratings are obtained from Moody's, Fitch, and S&P. Each rating classification includes all rating levels within that category. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor is used.

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

Uncleared derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new uncleared derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's, although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that may require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. The master agreements may provide for lower amounts of unsecured exposure to lower-rated counterparties. These agreements may require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

The following counterparties accounted for more than 10 percent of the total notional amount of uncleared derivatives outstanding (dollars in thousands):

	December 31, 2015
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$1,108,795	14.9%	$(13,744)
Morgan Stanley Capital Services LLC	1,102,250	14.8	(22,352)
Deutsche Bank AG	982,415	13.2	(333,802)
Goldman Sachs Bank USA	868,750	11.7	(21,013)

	December 31, 2014
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$1,247,415	12.2%	$(343,004)
JP Morgan Chase Bank NA	1,224,750	12.0	(30,778)
Barclays Bank PLC	1,110,795	10.9	(21,880)
HSBC Bank USA	1,024,000	10.0	(16,001)

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

Cleared derivatives. The credit risk from unsecured credit exposure on cleared swaps is principally mitigated by the DCO's structural default protections. Our internal policies require that the DCO must have a rating of at least single-A or the equivalent. We actively monitor these exposures and the credit quality of our DCO counterparties, using stress testing of DCO counterparties exposures and assessments of the DCO's structural risk protections. We can reduce existing exposures to a DCO by unwinding any trade, by entering into an offsetting trade, or by moving trades to another DCO.

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

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2015. The following table provides our liquidity position with respect to this requirement.

Liquidity Reserves for Deposits (dollars in thousands)

	December 31,
	2015	2014
Liquid assets(1)
Cash and due from banks	$254,218	$1,124,536
Interest-bearing deposits	197	163
Advances maturing within five years	33,770,951	31,648,239
Total liquid assets(1)	34,025,366	32,772,938
Total deposits	482,602	369,331
Excess liquid assets(1)	$33,542,764	$32,403,607
 ________________________

(1)	For purposes of the regulatory requirement, liquid assets include cash, obligations of the U.S., and advances with maturities of less than five years.

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

We did not breach either of these thresholds at any time during the year ended December 31, 2015. Senior management is notified if either liquidity threshold is breached and is required to determine whether or not any corrective action is necessary as a result.

The following table presents our projected net cash flow and structural liquidity as of December 31, 2015.

Projected Net Cash Flow and Structural Liquidity As of December 31, 2015 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$3,373	$25,455
Maturing liabilities	4,684,500	8,516,100
Committed asset settlements	631,600	632,400
Capital outflow	153,000	153,000
MPF delivery commitments	24,714	24,714
Other	6,075	6,075
Gross uses of funds	5,503,262	9,357,744

Sources of funds
Interest receivable	32,582	68,220
Maturing or projected amortization of assets	11,725,531	17,634,624
Committed liability settlements	699,600	724,600
Cash and due from banks	254,218	254,218
Gross sources of funds	12,711,931	18,681,662

Projected net cash flow	7,208,669	$9,323,918

Less: Secondary uses of funds
Deposit runoff	431,086
Drawdown of standby letters of credit and lines of credit	630,615
Rollover of all maturing advances	3,638,668
Projected funding of MPF master commitments	223,450
Total secondary uses of funds	4,923,819

Structural liquidity	$2,284,850

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

We complied with this regulatory requirement at all times during the year ended December 31, 2015. As of December 31, 2015 and 2014, we held a surplus of $12.0 billion and $12.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.
The following table presents our contingency liquidity as of December 31, 2015.

Contingency Liquidity As of December 31, 2015 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$3,373
Maturing liabilities	4,684,500
Committed asset settlements	631,600
Drawdown of standby letters of credit	118,490
Other	6,075
Gross uses of funds	5,444,038

Cumulative sources of funds
Interest receivable	32,582
Maturing or amortizing advances	3,638,667
Committed liability settlements	699,600
Gross sources of funds	4,370,849

Plus: sources of contingency liquidity
Marketable securities	750,000
Self-liquidating assets	8,070,000
Cash and due from banks	254,218
Marketable securities available for repo	4,002,688
Total sources of contingency liquidity	13,076,906

Net contingency liquidity	$12,003,717

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the year ended December 31, 2015.

Balance Sheet Funding Gap Policy. Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets and sets a management action trigger at a gap of 10 percent of total assets. We maintained compliance with this limit and its management action trigger at all times during the year ended December 31, 2015. During the year ended December 31, 2015, this gap averaged 4.7 percent (the maximum level at any month-end during the year was 5.0 percent and the minimum level at any month-end during the year was 0.1 percent). As of December 31, 2015, this gap was 5.0 percent, compared with 0.4 percent at December 31, 2014.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event we do not fund our principal and interest payments under a CO by deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks have a net positive settlement balance (that is, the amount by which end-

of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding FHLBanks. We have never drawn funding under this agreement.

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2015, and December 31, 2014, outstanding COs, including both CO bonds and CO discount notes, totaled $53.9 billion and $50.8 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

The Office of Finance has established a methodology for the allocation of the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. See Item 1 —Business — Consolidated Obligations for additional information on the methodology.

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

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2015, and December 31, 2014. CO bonds outstanding for which we are primarily liable at December 31, 2015, and December 31, 2014, include issued callable bonds totaling $3.6 billion and $4.5 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short repricing intervals. CO discount notes comprised 52.8 percent and 49.8 percent of the outstanding COs for which we are primarily liable at December 31, 2015, and December 31, 2014, respectively, but accounted for 92.3 percent and 91.4 percent of the proceeds from the issuance of such COs during the years ended December 31, 2015 and 2014, respectively.

The table below shows our short-term borrowings for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands).

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Outstanding par amount at end of the period	$28,487,577	$25,312,040	$16,062,000	$4,068,050	$1,722,240	$2,196,850
Weighted-average rate at the end of the period	0.24%	0.08%	0.07%	0.36%	0.13%	0.12%
Daily-average par amount outstanding for the period	$25,243,798	$22,697,109	$9,106,041	$2,784,146	$1,629,902	$1,445,704
Weighted-average rate for the period	0.11%	0.07%	0.08%	0.26%	0.12%	0.12%
Highest par amount outstanding at any month-end	$28,487,577	$28,500,000	$16,062,000	$4,072,050	$2,495,790	$2,525,300

Although we are primarily liable for our portion of COs, that is, those issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $905.2 billion and $847.2 billion at December 31, 2015 and 2014, respectively. COs are backed only by the combined financial resources of the FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. We have never paid any obligations on behalf of the other FHLBanks.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2015, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

The FHLBank Act authorizes the Secretary of the U.S. Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the U.S. Treasury. There were no such purchases by the U.S. Treasury during the year ended December 31, 2015.
For additional information on COs, including their issuance, see Item 1 — Business — Consolidated Obligations.

Financial Conditions for Consolidated Obligations

We continue to operate in a prolonged, historically low interest-rate environment as discussed under Economic Conditions — Interest-Rate Environment. Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. During the period covered by this report, we experienced some increase in relative CO issuance costs as compared to yields in U.S. dollar interest rate swaps, particularly during a period of global market turbulence. However, investor demand for COs during the period remained strong and stable impacted in part by growing institutional investor demand for COs. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of new capital requirements on underwriters. So far, this development has not impeded our ability to meet our funding needs.

Capital

Total capital at December 31, 2015, was $3.0 billion compared with $2.9 billion at year-end 2014.

Capital stock declined by $76.5 million due to the repurchase of $602.1 million of excess capital stock (of which $256.7 million was mandatorily redeemable capital stock) and the reclassification of capital stock to mandatorily redeemable capital stock amounting to $54,000. Offsetting these decreases was the issuance of $269.1 million of capital stock.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2015, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital.

Our membership includes commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions with capital stock outstanding by member type shown in the table below (dollars in thousands).

Capital Stock Outstanding by Member Type (dollars in thousands)

December 31, 2015
Thrift institutions	$1,108,897
Commercial banks	732,609
Credit unions	282,208
Insurance companies	212,801
Community development financial institutions	147
Total GAAP capital stock	2,336,662
Mandatorily redeemable capital stock	41,989
Total regulatory capital stock	$2,378,651

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $42.0 million and $298.6 million at December 31, 2015, and December 31, 2014, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock. At December 31, 2015, and December 31, 2014, excess capital stock totaled $158.9 million and $633.0 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2015	$653,642	$1,566,057	$2,219,722	$2,378,651	$158,929
December 31, 2014	632,454	1,446,248	2,078,725	2,711,713	632,988
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated December 10, 2015, the Director of the FHFA notified us that, based on September 30, 2015 financial information, we met the definition of adequately capitalized under the Capital Rule. We have not yet received our capital classification based on our December 31, 2015, financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.0 percent at December 31, 2015.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of December 31, 2015, this internal minimum capital requirement equaled $2.9 billion, which was satisfied by our actual regulatory capital of $3.5 billion.

Retained Earnings and the Minimum Retained Earnings Target

At December 31, 2015, we had total retained earnings of $1.1 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings even though we exceed the target.

Our methodology for determining retained earnings adequacy and selection of the minimum retained earnings target incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements are market risk and credit risk. Market risk is represented through the Bank's established limit for Value at Risk (VaR) market-risk measurement, which estimates the 99th percentile worst case of potential changes in our market value of equity due to potential shifts in yield curves applicable to our assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults.

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

Excess Stock Management Program

We used the Excess Stock Management program on October 1, 2015, to unilaterally repurchase $310.2 million of excess stock from shareholders on a pro rata basis and expect to continue to use the program in 2016 as necessary to keep the amount of excess stock between zero and $200 million.

Restricted Retained Earnings and the Joint Capital Agreement

At December 31, 2015, our total retained earnings included $194.6 million in restricted retained earnings. Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings, in accordance with the Joint Capital Agreement. The Joint Capital Agreement is a voluntary capital initiative among the FHLBanks intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income (net of that FHLBank's obligation to its Affordable Housing Program) to a restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). The FHLBanks commenced this obligation with their results at September 30, 2011. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. At December 31, 2015, our total required contribution to the restricted retained earnings account was $530.1 million compared with our total contribution on that date of $194.6 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides:

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

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2015.

Contractual Obligations as of December 31, 2015 (dollars in thousands)

	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Consolidated obligation bonds(1)	$25,307,335	$8,990,295	$9,491,570	$3,385,425	$3,440,045
Estimated interest payments on long-term debt(2)	1,929,925	392,748	520,762	293,333	723,082
Capital lease obligations	31	31	—	—	—
Operating lease obligations	20,255	2,499	5,072	5,074	7,610
Mandatorily redeemable capital stock	41,989	629	4,856	36,504	—
Commitments to invest in mortgage loans	24,714	24,714	—	—	—
Pension and post-retirement contributions	6,752	512	949	1,128	4,163
Total contractual obligations	$27,331,001	$9,411,428	$10,023,209	$3,721,464	$4,174,900
_______________________

(1)
Includes CO bonds outstanding at December 31, 2015, at par value, based on the contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2015, has been used to estimate future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

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

Accounting for Derivatives

Derivatives are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on the type of hedge transaction. All of our derivatives are either 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, 2) embedded in a host financial instrument, such as an advance or an investment security, or 3) derivative contracts structured to offset some or all of the risk exposure inherent in our member-lending, investment, and funding activities. We are required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivatives positioned to mitigate market-risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, our reported earnings may exhibit considerable variability. We generally employ hedging techniques that are effective under the hedge-accounting requirements. However, not all of our hedging relationships meet the hedge-accounting requirements. In some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available, and available derivatives did not meet hedge accounting requirements. As required by FHFA regulation and our policy, derivatives that do not qualify as hedging instruments pursuant to GAAP may be used only if we document a nonspeculative purpose.

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

We use the overnight-index swap curve for valuation of our interest-rate derivatives in which the recipient of collateral maintains the right to rehypothecate pledged collateral, while LIBOR is used as the discount rate for interest-rate derivatives in which the recipient of collateral has no right to rehypothecate pledged collateral. Additionally, we use the overnight-index swap curve as the discount rate for derivatives cleared through a DCO.

We use the LIBOR swap curve to discount cash flows on all associated hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. For any such hedging relationship where the valuation of the derivative transaction is based on the overnight-index swap curve, there could be an increase in hedge ineffectiveness that in turn could result in the loss of hedge accounting for certain hedge relationships. Loss of hedge accounting for those hedge relationships would lead to increased net income volatility, which could be material. However, through December 31, 2015, no hedge relationships failed our hedge effectiveness criteria as a result of using the overnight-index swap curve as the discount rate for the derivative and the LIBOR swap curve as the discount rate for the hedged item.

The fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or mutual optional termination at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity date, the effect of fair values is normally only a timing issue.

For derivatives and hedged items that meet the requirements described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivatives where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2015, we held derivatives that are marked to market with no offsetting qualifying hedged item including $300.0 million notional of interest-rate caps, $562.5 million notional of interest-rate swaps, and $24.7 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2015, was an unrealized loss of $15.7 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Estimated Change in Fair Value of Undesignated Derivatives As of December 31, 2015 (dollars in thousands)

	+50 basis points	+100 basis points
Change from base case
Interest-rate caps and swaps(1)	$5,011	$9,759
_______________________

(1)
Given the low interest-rate environment experienced at the end of 2015, we do not believe that technical valuations generated through a down 100 basis point and a down 50 basis point rate shock are representative of potential shifts in the instruments' values.

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

Each asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair-value measurement. The majority of our financial instruments carried at fair value fall within the Level 2 category and is valued primarily using inputs and assumptions that are observable in the market, can be derived from observable market data, or can be corroborated by recent trading activity of similar instruments with similar characteristics.

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

As discussed under — Accounting for Derivatives, OIS is used as the discount rate for valuation of our uncleared derivatives in which the recipient of collateral maintains the right to rehypothecate pledged collateral and for all derivatives cleared through a DCO, while LIBOR continues to be the appropriate discount rate for uncleared derivatives in which the recipient of collateral has no right to rehypothecate pledged collateral.

The valuation adjustments for our hedged items in which the designated hedged risk is the risk of changes in fair value attributable to changes in the benchmark interest rate (LIBOR-based) are calculated using the same model that calculates the fair values of the associated hedging derivatives.

Valuation of Investment Securities. To ensure consistency in determining investment securities values, including the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among the FHLBanks, the FHLBanks formed a pricing committee (the Pricing Committee) and established a formal process for key other-than-temporary impairment modeling assumptions used for cash-flow analyses for the majority of these securities. As a voting member, we provide input into the procedures considered by the Pricing Committee in determining fair values, and vote to adopt amendments to the procedures from time to time. We participate in the Pricing Committee as an important part of our continuing efforts to refine the valuation procedures for our investment securities and to enhance consistency among the FHLBanks on certain investment securities' valuation determinations.

For the period ended December 31, 2015, we employed the procedures to value our MBS that have been established by the Pricing Committee and also applied those procedures to value our non-MBS investments with the exception of floating-rate HFA securities. We have reviewed the Pricing Committee's procedures and determined that they are reasonably designed to determine that the estimated prices were exit prices. Accordingly, the following descriptions of our procedures for the period ended December 31, 2015, are the same as those established by the Pricing Committee. These processes are described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Fair Values — Investment Securities.

The four designated and market-recognized pricing vendors from whom we collected prices used various proprietary models. The inputs to those models were derived from various sources including, but not limited to, benchmark yields, reported trades, dealer indications, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many private-label MBS (and to a lesser extent other investment securities) do not trade on a daily basis, the pricing vendors used available information such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all securities valuations, which facilitates resolution of potentially erroneous prices as identified by our methodology.

For the period ended December 31, 2015, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

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

In the cases where two or more vendor prices are obtained, each vendor price is compared to the median price defined above. Differences between all vendor prices received and the median price are then compared to the security's applicable tolerance parameters. All vendor prices that are within the security's tolerance parameters are averaged to arrive at the security's default price. In cases where one or more vendor prices have differences greater than the applicable tolerance parameter, these out-of-tolerance prices (the outliers) are subject to further analysis. Further analysis to exclude a vendor price or to determine if an outlier is a better estimate of fair value includes, but is not limited to, comparison to i) prices provided by a fifth, third-party recognized valuation service, ii) observed market prices for similar securities, iii) nonbinding dealer estimates, or iv) use of internal model prices, which we believe generally reflect the relevant facts and circumstances that a market participant would consider. Additionally, we ordinarily challenge a pricing vendor when a price falls outside of the tolerance parameters and/or if we determine that a price should be excluded as a result of our further analysis. When a pricing vendor agrees that its price is incorrect, we exclude that price from our determination of that security's final price. When a pricing vendor disagrees that its price is incorrect, our internal subject matter experts determine whether or not to consider that price in the determination of that security's final price in the valuation process based on all information available to the subject matter experts. In the case where management determines an outlier price is more representative of the security's price, then the outlier price will be used as the final price rather than the default price. If, on the other hand, management determines that an outlier (or outliers) is (are) in fact not representative of fair value, then the outlier(s) will be excluded from the default price calculation, and the default price is then used as the final price. In all cases, the final price is used to determine the fair value of the security.

As of December 31, 2015, four vendor prices were received for 96.1 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios and including accretion associated with a significant increase in a security's expected cash flows, for the years ended December 31, 2015, 2014, and 2013, was a net increase to income of $19.5 million, $16.7 million, and $10.4 million, respectively.

Allowance for Loan Losses

Advances. We have experienced no credit losses on advances and currently do not anticipate any credit losses on advances for the reasons discussed under — Financial Condition — Advances Credit Risk. Accordingly, we make no allowance for losses on advances.

At December 31, 2015, and December 31, 2014, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. We believe that policies and procedures are in place to appropriately manage the credit risk associated with advances.

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

As of December 31, 2015, and December 31, 2014, the allowance for loan losses on the conventional mortgage loan portfolio was $1.0 million and $2.0 million, respectively. The allowance reflects our estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2015 and 2014.

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

We own certain private-label MBS that are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then we consider the capacity of the third-party bond insurer to cover any shortfalls. Certain monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, we have performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim-paying resources and anticipated claims in the future. If less than full insurance coverage is expected, the projection is referred to as the burn-out period and is expressed in months. The burn-out period for those monoline insurers is incorporated in the third-party cash-flow model as a key input. Any cash-flow shortfalls that occurred beyond the end of the burn-out period were considered not recoverable and the insured security was then deemed to be credit-impaired.

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

LEGISLATIVE AND REGULATORY DEVELOPMENTS

FHFA Final Rule on FHLBank Membership

On January 20, 2016, the FHFA issued a rule effective on February 19, 2016, that, among other things:

•
defines the “principal place of business” of an institution eligible for FHLBank membership to be the state in which it maintains its "home office" (as established under the laws under which the institution is organized), but only if the institution conducts business operations from its home office; and

•	makes captive insurance companies ineligible for FHLBank membership

The rule defines a captive insurance company as a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for non-affiliated persons or entities.

Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014 (the date the FHFA proposed this rule), will have their memberships terminated by February 18, 2021. Captive insurance company members that were admitted as FHLBank members after September 12, 2014, will have their memberships terminated by February 18, 2017. There are restrictions on the level and maturity of advances that FHLBanks can make to these members during the sunset periods.

We do not expect the rule to have a material impact on our financial condition or results of operations.

FHFA Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters

On November 19, 2015, the FHFA issued a rule effective on December 21, 2015, that, among other things, require each FHLBank to:

•	operate an enterprise-wide risk-management program and assign its chief risk officer certain enumerated responsibilities;

•	maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	maintain board committees specifically responsible for risk management; audit; compensation; and corporate governance; and

•
designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures, choosing from the law of the jurisdiction in which the FHLBank maintains its principal office, the Delaware General Corporation Law; or the Revised Model Business Corporation Act. On March 18, 2016, we adopted revised bylaws which selected Massachusetts law for this purpose.

Additionally, the rule provides that the FHFA has the authority to review a regulated entity’s indemnification policies, procedures, and practices to ensure that they are conducted in a safe and sound manner.

We do not expect this rule to materially impact our financial condition or results of operation.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules). On January 6, 2016, the Commodity Futures Trading Commission (the CFTC) published its own version of the Final Margin Rules that generally mirrors the Final Margin Rules. The CFTC’s rules apply only to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps), to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that are approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and set forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

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

The variation margin requirement under the Final Margin Rules will become effective for the Bank on March 1, 2017, and the initial margin requirements under the Final Margin Rules are expected to become effective for the Bank on September 1, 2020.

We are not a Covered Swap Entity under the Final Margin Rules. Rather, we are a financial end-user under the Final Margin Rules, and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

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

FHFA Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the FHFA issued an advisory bulletin that provides guidance establishing a ratio by which the FHFA will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and acquired member assets (mortgage loans acquired from members), to consolidated obligations. The core mission asset ratio will be calculated annually at year-end, using annual average par values.

The advisory bulletin provides the FHFA’s expectations about the content of each FHLBank’s strategic plan based on its ratio, as follows:

•	when the ratio is at least 70 percent, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	when the ratio is at least 55 percent but less than 70 percent, the strategic plan should explain the FHLBank’s plan to increase the ratio; and

•
when the ratio is below 55 percent, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55 percent over the course of several consecutive reviews, the FHLBank’s board of directors should consider possible strategic alternatives.

Our primary core mission achievement ratio for the year ended December 31, 2015, was 69.7 percent. We do not expect that complying with the advisory bulletin will materially impact our financial condition or results of operations.

Finance Agency Proposed Rule on Acquired Member Assets

On December 17, 2015, the Finance Agency published a proposed rule that would amend the current Acquired Member Assets rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The proposed rule would allow an FHLBank to utilize its own model in lieu of a NRSRO ratings model to determine the credit rating for Acquired Member Assets loan assets and loan pools. The proposed rule would also eliminate the use of pool level insurance, such as supplemental mortgage insurance, as part of the required credit risk-sharing structure for Acquired Member Assets products; however, the FHLBanks are not currently acquiring Acquired Member Assets loans using this structure.

It is not possible to predict whether the proposed rule (if adopted) would have a negative impact on the volume of AMA loan assets or on our costs of operation.

Comments on the proposed rule are due on April 15, 2016.

Amendment of FHLBank Act to Make Privately-Insured Credit Unions Eligible for FHLBank Membership

On December 4, 2015, President Obama signed a bill known as the Fixing America’s Surface Transportation Act (“FAST Act”), which includes a provision that amends the FHLBank Act to allow privately insured credit unions to be eligible for FHLBank membership. The FAST Act requires privately insured credit unions to satisfy certain initial and ongoing eligibility and reporting requirements. The FHFA has indicated that it is reviewing the relevant portions of the FAST Act and that the FHLBanks should consult with the FHFA before acting on the membership application of any privately insured credit union.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 29, 2016, Moody’s long-and short-term credit ratings for us and the 10 other FHLBanks are AAA and P-1, with a stable outlook.

As of February 29, 2016, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

We also incur interest-rate risk in the investment of our capital and retained earnings in interest-earning assets. Traditionally we have sought to match our capital against liquid short-term money-market assets to maintain liquidity and to provide our members with a money-market-based return on capital that is responsive to changes in prevailing interest rates over time. While this capital investment strategy is comparatively risk-neutral in terms of our market risk, it exposes our interest income to the level and volatility of interest rates in the markets. As the FOMC sought to stimulate the U.S. economy during and after the prolonged economic recession through a low-rate accommodative policy, the net interest income realized on our investments has been lower than could have been realized on alternative longer-term investments.

Types of Market and Interest-Rate Risk

Interest-rate and market risk can be divided into several categories, including repricing risk, yield-curve risk, basis risk, and options risk. Repricing risk refers to differences in the average sensitivities of asset and liability yields attributable to differences in the average timing of maturities and/or coupon rate resets between assets and liabilities. Differences in the timing of repricing of assets and liabilities can cause spreads between assets and liabilities to either increase or decline.

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

We also face options risk, particularly in our portfolio of advances, mortgage loans, MBS, and HFA securities. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. For this reason, we are required by regulation to assess a prepayment fee that makes us financially indifferent to the prepayment, or in the case of callable advances, to charge an interest rate that is reflective of the value of the member's option to prepay the advance without a fee. However, in the mortgage loan, MBS, and HFA-bond portfolios, borrowers or issuers often have the right to repay their obligations prior to maturity without penalty, potentially requiring us to reinvest the returned principal at lower yields. If interest rates decline, borrowers may be able to refinance existing mortgage loans at lower interest rates, resulting in the prepayment of these existing mortgages and forcing us to reinvest the proceeds in lower-yielding assets. If interest rates rise, borrowers may avoid refinancing mortgage loans for periods longer than the average term of liabilities funding the mortgage loans, causing us to have to refinance the assets at higher cost. This right of redemption is effectively a call option that we have written to the obligor. Another less prominent form of options risk includes coupon-cap risk, which may be embedded into certain floating-rate MBS and limit the amount by which asset coupon rates may increase.

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

COs may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2015, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.3 billion, compared with $14.6 billion at December 31, 2014, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.4 billion and $1.6 billion at December 31, 2015, and December 31, 2014, respectively.

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

Investments

We hold certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At December 31, 2015, and December 31, 2014, this portfolio of hedged investments had an amortized cost of $924.4 million and $928.6 million, respectively.

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

Swapped Consolidated Obligation Debt

We may also issue bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $6.4 billion, or 25.2 percent of our total outstanding CO bonds at December 31, 2015, compared with $7.2 billion, or 28.4 percent of total outstanding CO bonds, at December 31, 2014.

Measurement of Market and Interest-Rate Risk and Related Policy Constraints

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

We use various measures of market and interest-rate risk, as set forth below in this section. Some measures have associated, prescriptive management action triggers or limits under our policies, as described below, but others do not.

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

For purposes of measuring this ratio, the BVE is equal to our permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2015, our MVE was $3.4 billion and our BVE was $3.5 billion. At December 31, 2014, both our MVE and BVE was $3.6 billion. Our ratio of MVE to BVE was 97 percent at December 31, 2015, compared with 98 percent at December 31, 2014.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 100 percent with an associated management action trigger of 102 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2015, and December 31, 2014, that ratio was 143 percent and 131 percent, respectively.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR stress scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992.

The table below presents the historical simulation VaR estimate as of December 31, 2015, and December 31, 2014, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	December 31, 2015		December 31, 2014
Confidence Level	% of MVE (2)	$ million	% of MVE (2)(3)	$ million
50%	0.13%	$4.6	0.09%	$3.2
75%	0.43	14.7	0.31	11.1
95%	1.43	48.6	1.08	38.5
99%	2.46	83.9	2.13	75.6
_______________________

(1)
To be consistent with FHFA guidance, we have excluded VaR stress scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)	Loss exposure is expressed as a percentage of base MVE.

(3)
The MVE results for December 31, 2014, have been revised from last year's annual report on Form 10-K to conform to the current period methodology, which takes into account the value of cash pledged as collateral for derivative transactions.

The following table outlines our VaR exposure to the 99th percentile, consistent with FHFA regulations, over 2015 and 2014.
Value-at-Risk 99th Percentile (dollars in millions)

	2015	2014
Year ending December 31	$83.9	$75.6
Average VaR for year ending December 31	70.3	84.4
Maximum month-end VaR during the year ending December 31	96.0	103.4
Minimum month-end VaR during the year ending December 31	45.8	71.1

Our risk-management policy requires that VaR not exceed $275.0 million and an associated management action trigger of $225.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' Risk Committee of such breach. We complied with our VaR limit at all times during the year ended December 31, 2015.

Duration of Equity. Another measure of risk that we use is duration of equity. Duration of equity measures the percentage change to shareholder value due to movements in interest rates. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and a depreciation in shareholder value for increasing rate environments. We have established a limit of +/- 4.0 years for duration of equity with an associated management action trigger of +/- 3.5 years based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Our policies require us to notify our board of directors' Risk Committee of such breach. We did not breach this limit in 2015.

As of December 31, 2015, our duration of equity was +0.07 years, compared with +0.01 years at December 31, 2014.

Convexity Management Action Trigger and Limit. We measure the convexity of our MVE and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent in an up or down 200 basis point parallel rate shock scenario. Our policies require management to notify the board of director’s Risk Committee if the limit is breached. As per the percent change in MVE lines in the above tables, we satisfied the limit at each of December 31, 2015, and December 31, 2014.

MPF Portfolio Management Action Trigger of 25 Percent of Our VaR Limit. We have established a management action trigger for VaR exposure from our investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of our overall VaR limit. While we seek to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and our funding curves. This management action trigger was $68.8 million at December 31, 2015, based on our overall VaR limit of $275.0 million. Our actual MPF portfolio VaR exposure at December 31, 2015, was $66.6 million, compared with $49.6 million as of December 31, 2014.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in interest rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities, are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes, greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration shorter than our liabilities. Our duration gap was +0.05 months at December 31, 2015, compared with +0.01 months at December 31, 2014.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential, additional other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where our projected return on regulatory capital would fall below three-month LIBOR over the following 12-month horizon in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2015, and December 31, 2014, showed that in the worst-case scenario, our return on regulatory capital falls to 135 basis points and 184 basis points, respectively, above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 5.8 percent as of December 31, 2015, compared with 6.4 percent as of December 31, 2014.
Our economic capital ratio was not below 4.0 percent at any time during the year ended December 31, 2015.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in millions).

	December 31, 2015
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,101	$3,219	$3,364	$3,404	$3,359	$3,258	$3,130
Percent change in MVE from base	(8.9)%	(5.4)%	(1.2)%	—%	(1.3)%	(4.3)%	(8.0)%
MVE/BVE	88.4%	91.8%	95.9%	97.0%	95.8%	92.9%	89.2%
MVE/Par Stock	130%	135%	141%	143%	141%	137%	132%
Duration of Equity	-2.37 years	-4.10 years	-2.38 years	+0.07 years	+2.28 years	+3.53 years	+4.25 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.6%	2.5%	2.6%	2.4%	2.2%	1.8%	1.4%
Net income percent change from base	(24.0)%	(26.0)%	(21.5)%	—%	22.3%	41.0%	57.6%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for December 31, 2015, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities.

	December 31, 2014
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE(2)	$3,558	$3,511	$3,532	$3,553	$3,533	$3,445	$3,319
Percent change in MVE from base(2)	0.1%	(1.2)%	(0.6)%	—%	(0.5)%	(3.0)%	(6.6)%
MVE/BVE(2)	98.5%	97.2%	97.7%	98.3%	97.8%	95.4%	91.9%
MVE/Par Stock(2)	131%	130%	130%	131%	130%	127%	122%
Duration of Equity(2)	+1.38 years	+0.36 years	-0.66 years	+0.01 years	+1.61 years	+3.11 years	+4.05 years
Return on Regulatory Capital less 3-month LIBOR (3)	3.1%	2.9%	3.0%	3.2%	2.8%	2.4%	1.8%
Net income percent change from base	(16.3)%	(21.0)%	(19.2)%	—%	19.0%	34.8%	47.4%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
MVE and duration of equity for December 31, 2014, have been revised from last year's annual report on Form 10-K to conform to the current period methodology, which takes into account the value of cash pledged as collateral for derivative transactions.

(3)
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2015, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Boston:

In our opinion, the accompanying statements of condition and the related statements of operations, comprehensive income, capital, and cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2015, and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Boston, Massachusetts
March 18, 2016

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$254,218	$1,124,536
Interest-bearing deposits	197	163
Securities purchased under agreements to resell	6,700,000	5,250,000
Federal funds sold	2,120,000	2,550,000
Investment securities:
Trading securities	230,134	244,969
Available-for-sale securities - includes $22,822 and $641 pledged as collateral at December 31, 2015 and 2014, respectively that may be repledged	6,314,285	5,481,978
Held-to-maturity securities - includes $42,703 and $66,279 pledged as collateral at December 31, 2015 and 2014, respectively that may be repledged (a)	2,654,565	3,352,189
Total investment securities	9,198,984	9,079,136
Advances	36,076,167	33,482,074
Mortgage loans held for portfolio, net of allowance for credit losses of $1,025 and $2,012 at December 31, 2015 and 2014, respectively	3,581,788	3,483,948
Accrued interest receivable	84,442	77,411
Premises, software, and equipment, net	3,360	3,951
Derivative assets, net	40,117	14,548
Other assets	49,528	40,910
Total Assets	$58,108,801	$55,106,677
LIABILITIES
Deposits
Interest-bearing	$458,513	$345,561
Non-interest-bearing	24,089	23,770
Total deposits	482,602	369,331
Consolidated obligations (COs):
Bonds	25,433,409	25,505,774
Discount notes	28,479,097	25,309,608
Total consolidated obligations	53,912,506	50,815,382
Mandatorily redeemable capital stock	41,989	298,599
Accrued interest payable	81,268	91,225
Affordable Housing Program (AHP) payable	82,081	66,993
Derivative liabilities, net	442,007	558,889
Other liabilities	43,435	28,472
Total liabilities	55,085,888	52,228,891
Commitments and contingencies (Note 19)
CAPITAL
Capital stock – Class B – putable ($100 par value), 23,367 shares and 24,131 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,336,662	2,413,114
Retained earnings:
Unrestricted	934,214	764,888
Restricted	194,634	136,770
Total retained earnings	1,128,848	901,658
Accumulated other comprehensive loss	(442,597)	(436,986)
Total capital	3,022,913	2,877,786
Total Liabilities and Capital	$58,108,801	$55,106,677
_______________________________________
(a)   Fair values of held-to-maturity securities were $2,923,124 and $3,710,815 at December 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2015	2014	2013
INTEREST INCOME
Advances	$239,365	$227,308	$228,825
Prepayment fees on advances, net	7,637	9,060	23,508
Securities purchased under agreements to resell	4,825	3,048	2,388
Federal funds sold	6,481	3,560	1,625
Investment securities:
Trading securities	9,144	9,395	9,559
Available-for-sale securities	97,557	66,516	63,005
Held-to-maturity securities	96,475	112,636	123,416
Prepayment fees on investments	661	1,485	6,198
Total investment securities	203,837	190,032	202,178
Mortgage loans held for portfolio	122,704	125,600	128,232
Other	73	11	4
Total interest income	584,922	558,619	586,760
INTEREST EXPENSE
Consolidated obligations:
Bonds	329,285	320,976	318,174
Discount notes	28,221	15,461	6,952
Total consolidated obligations	357,506	336,437	325,126
Deposits	77	67	19
Mandatorily redeemable capital stock	1,636	8,819	5,754
Other borrowings	6	4	6
Total interest expense	359,225	345,327	330,905
NET INTEREST INCOME	225,697	213,292	255,855
(Reduction of) provision for credit losses	(330)	61	(1,954)
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	226,027	213,231	257,809
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(1,284)	(1,771)	(181)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(2,775)	192	(2,385)
Net other-than-temporary impairment losses on investment securities, credit portion	(4,059)	(1,579)	(2,566)
Litigation settlements	184,879	22,000	53,305
Loss on early extinguishment of debt	(354)	(3,068)	(5,148)
Service fees	8,050	7,159	6,586
Net unrealized (losses) gains on trading securities	(4,890)	972	(13,190)
Net (losses) gains on derivatives and hedging activities	(11,260)	(4,685)	7,440
Other	(365)	(964)	(2,983)
Total other income	172,001	19,835	43,444
OTHER EXPENSE
Compensation and benefits	46,089	36,729	36,628
Other operating expenses	20,921	20,818	19,591
Federal Housing Finance Agency (the FHFA)	3,791	2,980	3,181
Office of Finance	3,006	2,760	2,549
Other	2,575	2,368	2,768
Total other expense	76,382	65,655	64,717
INCOME BEFORE ASSESSMENTS	321,646	167,411	236,536
AHP	32,328	17,623	24,229
NET INCOME	$289,318	$149,788	$212,307

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)
	For the Year Ended December 31,
	2015	2014	2013
Net income	$289,318	$149,788	$212,307
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(64,095)	28,142	(79,122)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to (from) non-interest income	2,775	(192)	2,385
Accretion of noncredit portion	43,382	49,178	57,862
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	46,157	48,986	60,247
Net unrealized gains (losses) relating to hedging activities
Unrealized (losses) gains	(13,671)	(38,502)	13,419
Reclassification adjustment for previously deferred hedging gains and losses included in net income	23,862	8,668	14
Total net unrealized gains (losses) relating to hedging activities	10,191	(29,834)	13,433
Pension and postretirement benefits	2,136	(2,764)	546
Total other comprehensive (loss) income	(5,611)	44,530	(4,896)
Comprehensive income	$283,707	$194,318	$207,411

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2015, 2014, and 2013 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2012	34,552	$3,455,165	$523,203	$64,351	$587,554	$(476,620)	$3,566,099
Proceeds from sale of capital stock	2,098	209,839					209,839
Repurchase of capital stock	(2,750)	(275,011)					(275,011)
Shares reclassified to mandatorily redeemable capital stock	(8,595)	(859,522)					(859,522)
Comprehensive income			169,846	42,461	212,307	(4,896)	207,411
Cash dividends on capital stock			(11,071)		(11,071)		(11,071)
BALANCE, DECEMBER 31, 2013	25,305	2,530,471	681,978	106,812	788,790	(481,516)	2,837,745
Proceeds from sale of capital stock	2,039	203,882					203,882
Repurchase of capital stock	(2,664)	(266,347)					(266,347)
Shares reclassified to mandatorily redeemable capital stock	(549)	(54,892)					(54,892)
Comprehensive income			119,830	29,958	149,788	44,530	194,318
Cash dividends on capital stock			(36,920)		(36,920)		(36,920)
BALANCE, DECEMBER 31, 2014	24,131	2,413,114	764,888	136,770	901,658	(436,986)	2,877,786
Proceeds from sale of capital stock	2,691	269,076					269,076
Repurchase of capital stock	(3,454)	(345,474)					(345,474)
Shares reclassified to mandatorily redeemable capital stock	(1)	(54)					(54)
Comprehensive income			231,454	57,864	289,318	(5,611)	283,707
Cash dividends on capital stock			(62,128)		(62,128)		(62,128)
BALANCE, DECEMBER 31, 2015	23,367	$2,336,662	$934,214	$194,634	$1,128,848	$(442,597)	$3,022,913

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$289,318	$149,788	$212,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(58,337)	(69,567)	(52,782)
(Reduction of) provision for credit losses	(330)	61	(1,954)
Change in net fair-value adjustments on derivatives and hedging activities	26,565	(41,025)	(1,899)
Net other-than-temporary impairment losses on investment securities, credit portion	4,059	1,579	2,566
Loss on early extinguishment of debt	354	3,068	5,148
Other adjustments	(587)	194	670
Net change in:
Market value of trading securities	4,890	(972)	13,190
Accrued interest receivable	(7,031)	6,044	16,946
Other assets	(2,022)	3,615	(3,031)
Accrued interest payable	(9,956)	7,839	(12,970)
Other liabilities	30,179	4,354	16,026
Total adjustments	(12,216)	(84,810)	(18,090)
Net cash provided by operating activities	277,102	64,978	194,217

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(47,431)	(43,191)	(2,279)
Securities purchased under agreements to resell	(1,450,000)	(1,500,000)	265,000
Federal funds sold	430,000	(1,700,000)	(250,000)
Premises, software, and equipment	(1,155)	(1,756)	(1,619)
Trading securities:
Proceeds from long-term	9,944	3,177	13,929
Available-for-sale securities:
Proceeds from long-term	963,719	1,298,755	1,767,583
Purchases of long-term	(1,884,234)	(2,676,090)	(739,317)
Held-to-maturity securities:
Proceeds from long-term	774,687	863,763	1,335,016
Advances to members:
Proceeds	343,453,372	287,664,979	222,580,630
Disbursements	(346,147,412)	(293,721,805)	(229,520,657)
Mortgage loans held for portfolio:
Proceeds	560,553	425,114	707,309
Purchases	(677,879)	(555,520)	(617,971)
Proceeds from sale of foreclosed assets	7,631	8,146	11,972
Net cash used in investing activities	(4,008,205)	(9,934,428)	(4,450,404)

FINANCING ACTIVITIES
Net change in deposits	113,731	(146,802)	(75,860)
Net payments on derivatives with a financing element	(17,787)	(17,653)	(18,756)
Net proceeds from issuance of consolidated obligations:
Discount notes	142,833,896	127,396,166	62,164,153

Bonds	11,782,583	11,962,889	6,560,509
Bonds transferred from other Federal Home Loan Banks	87,783	—	80,135
Payments for maturing and retiring consolidated obligations:
Discount notes	(139,669,947)	(118,148,757)	(54,742,653)
Bonds	(11,874,284)	(9,859,853)	(9,136,984)
Proceeds from issuance of capital stock	269,076	203,882	209,839
Payments for redemption of mandatorily redeemable capital stock	(256,664)	(733,641)	(98,037)
Payments for repurchase of capital stock	(345,474)	(266,347)	(275,011)
Cash dividends paid	(62,128)	(36,931)	(11,060)
Net cash provided by financing activities	2,860,785	10,352,953	4,656,275
Net (decrease) increase in cash and due from banks	(870,318)	483,503	400,088
Cash and due from banks at beginning of the year	1,124,536	641,033	240,945
Cash and due from banks at end of the year	$254,218	$1,124,536	$641,033
Supplemental disclosures:
Interest paid	$430,381	$414,950	$418,173
AHP payments	$16,716	$12,012	$11,077
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$6,950	$8,455	$9,499

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Background Information

We are a federally chartered corporation and one of 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. We provide a readily available, competitively priced source of funds to our members and certain nonmember institutions located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs) and insurance companies with their principal places of business in New England and engaged in residential housing finance, may apply for membership. Additionally, certain nonmember institutions (referred to as housing associates) that meet applicable legal criteria may also borrow from us. While eligible to borrow, housing associates are not our members and, therefore, are not allowed to hold capital stock. As a cooperative, current and former members own all of our outstanding capital stock and may receive dividends on their investment. We do not have any wholly or partially owned subsidiaries, and we do not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

All members must purchase our stock as a condition of membership, as well as a condition of engaging in certain business activities with us.

The FHFA, our primary regulator, is the independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae). A purpose of the FHFA is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the FHFA is responsible for ensuring that 1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets, 2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing and Economic Recovery Act (HERA) and the authorizing statutes, 3) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with HERA and the authorizing statutes, and 4) the activities of each FHLBank and the manner in which such FHLBank is operated is consistent with the public interest. Each FHLBank is a separate legal entity with its own management, employees, and board of directors.

The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established to facilitate the issuance and servicing of the FHLBanks' COs and to prepare the combined quarterly and annual financial reports of all the FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), and applicable regulations, COs are backed only by the financial resources of all the FHLBanks and are our primary source of funds. Deposits, other borrowings, and the issuance of capital stock, which is principally held by our current and former members, provide other funds. We primarily use these funds to provide loans, called advances, to invest in single-family mortgage loans under the Mortgage Partnership Finance® (MPF®) program, and also to fund other investments. In addition, we offer correspondent services, such as wire-transfer, investment-securities-safekeeping, and settlement services.

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

Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. At December 31, 2015, we had $6.7 billion in securities purchased under agreements to resell. There were no offsetting amounts related to these securities at December 31, 2015.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

These investments provide short-term liquidity and are carried at cost. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that we consider to be of investment quality. Securities purchased under agreements to resell are treated as short-term collateralized loans that are classified as assets in the statement of condition. These securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians, which we have approved. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to provide additional securities in safekeeping in our name in an amount equal to the decrease or remit cash in such amount. If the counterparty defaults on this obligation, we will decrease the dollar value of the resale agreement accordingly. We have not sold or repledged the collateral received on securities purchased under agreements to resell. Securities purchased under agreements to resell averaged $4.8 billion during 2015 and $5.0 billion during 2014, and the maximum amount outstanding at any month-end during 2015 and 2014 was $8.1 billion and $7.8 billion, respectively.

Investment Securities

We classify investments as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are held for liquidity purposes and carried at fair value. We record changes in the fair value of these investments through other income as net unrealized (losses) gains on trading securities. FHFA regulations prohibit trading in or the speculative use of these instruments and limit the credit risks we have from these instruments.

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivatives, or in an economic hedging relationship, are recorded in other comprehensive income (loss) as net unrealized (losses) gains on available-for-sale securities. For available-for-sale securities that have been hedged under fair-value hedge designations, we record the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in other comprehensive income (loss) as net unrealized (losses) gains on available-for-sale securities.

Held-to-Maturity. Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts using the level-yield method, previous other-than-temporary impairment, and accretion of the noncredit portion of other-than-temporary impairment recognized in other comprehensive income (loss).

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

Commitment Fees

We record commitment fees for standby letters of credit to members as deferred fee income when received, and amortize these fees on a straight-line basis to service-fees income in other income over the term of the standby letter of credit. Based upon past experience, we believe the likelihood of standby letters of credit being drawn upon is remote.

Mortgage Loans Held for Portfolio

We participate in the MPF program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 9 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2015, all our investments in mortgage loans are held for portfolio. Accordingly, these investments are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from investments initially classified as mortgage loan commitments, direct write-downs, and the allowance for credit losses on mortgage loans.

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

Other Fees. We record other nonorigination fees in connection with our MPF program activities in other income. Such fees include delivery-commitment-extension fees, pair-off fees, price-adjustment fees, and counterparty fees in connection with MPF products under which we facilitate third party investment in loans (non-investment MPF products) such as with the MPF Xtra® product. Delivery-commitment-extension fees are charged when a participating financial institution requests to extend the period of the delivery commitment beyond the original stated expiration. Pair-off fees represent a make-whole provision; they are received when the amount funded under a delivery commitment is less than a certain threshold (under-delivery) of the delivery-commitment amount. Price-adjustment fees are received when the amount funded is greater than a certain threshold (over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are recorded in service fee income. Fees related to over-deliveries represent purchase-price adjustments to the related loans acquired and are recorded as part of the carrying value of the loan. The FHLBank of Chicago pays us a counterparty fee for the costs and expenses of marketing activities for loans originated for sale under non-investment MPF products.

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

Charge-Off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. We charge off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements for loans that are 180 or more days past due, when the borrower has filed for bankruptcy protection and the loan is at least 30 days past due, or when there is evidence of fraud.

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

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2015, and 2014, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 8 — Advances for the fair value of these embedded derivatives.

Premises, Software, and Equipment

We record premises, software, and equipment at cost less accumulated depreciation and amortization and compute depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. We amortize leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. We include gains and losses on disposal of premises, software, and equipment in other income (loss) on the statement of operations. The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. At December 31, 2015, and 2014, we had $1.3 million and $1.2 million, respectively, in unamortized computer software costs.

Accumulated Depreciation and Amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $14.5 million and $14.9 million at December 31, 2015, and 2014, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for premises, software, and equipment was $1.7 million, $1.9 million, and $1.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts include $820,000, $857,000, and $714,000 of amortization of computer software costs for the years ended December 31, 2015, 2014, and 2013, respectively.

Disposal of Premises, Software, and Equipment. Net realized losses on disposal of premises, software, and equipment was $65,000 for the year ended December 31, 2015. There were no realized gains or losses on disposal of premises, software, and equipment in 2014 and 2013.

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

Restricted Retained Earnings

The joint capital enhancement agreement, as amended (the Joint Capital Agreement) requires each FHLBank to contribute 20 percent of its quarterly net income to a separate restricted retained earnings account at that FHLBank until that account balance equals at least one percent of that FHLBank's average balance of outstanding COs for the previous quarter. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition.

Litigation Settlements

Litigation settlement gains, net of related legal expenses, are recorded in other income (loss). A litigation settlement gain is considered realized and recorded when we receive cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, a litigation settlement gain is considered realizable and recorded when we enter into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized or realizable, we consider potential litigation settlement gains to be gain contingencies, and therefore they are not recorded in the statement of operations. The related legal expenses are contingent-based fees and are only incurred and recorded upon a litigation settlement gain.

FHFA Expenses

We fund a portion of the costs of operating the FHFA. The portion of the FHFA's expenses and working capital fund paid by the FHLBanks is allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio of each FHLBank's minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank. We must pay an amount equal to one-half of our annual assessment twice each year.

Office of Finance Expenses

Each FHLBank's proportionate share of Office of Finance operating and capital expenditures has been calculated using a formula based upon the following components: (1) two-thirds based upon each FHLBank's share of total COs outstanding and (2) one-third divided equally among the FHLBanks.

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

Related-Party Activities

We define related parties as members with 10 percent or more of the voting interests of our outstanding capital stock. See Note 20 — Transactions with Shareholders for additional information.

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2014 and 2013 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2015.

Subsequent Events

Subsequent events have been evaluated through the date of filing this financial report with the Securities and Exchange Commission. See Note 22 — Subsequent Events for more information.

Note 2 — Recently Issued and Adopted Accounting Guidance

Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). On March 14, 2016, the Financial Accounting Standards Board (FASB) issued updated guidance to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Specifically, the updated guidance clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force). On March 10, 2016, the FASB issued final guidance clarifying that the novation of a derivative contract (that is, a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. Hedge accounting relationships could continue as long as all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Leases. On February 25, 2016, the FASB issued guidance which requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee, of operating or finance leases, to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2019, and early application is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued amended guidance addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance, among other things:

•
requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments;

•
requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and

•
eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

This guidance becomes effective for us for the interim and annual periods beginning on January 1, 2018. Early adoption is only permitted for the classification of instrument-specific credit risk provision of the standard. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Accounting for Cloud Computing Arrangements. On April 15, 2015, the FASB issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. We will adopt this new guidance on January 1, 2016, using the prospective approach, for all arrangements entered into or materially modified after the effective date. The adoption of this new guidance will not have a material impact on our financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance intended to simplify the presentation of debt issuance costs. This guidance requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Upon adoption of this guidance on January 1, 2016, we will reclassify debt issuance costs from other assets to COs on our statement of condition. The period-specific effects as a result of applying this guidance are required to be adjusted retrospectively to each individual period presented on the statement of condition. This guidance will not have a material impact on our financial condition, results of operations, and cash flows.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued its guidance on revenue from contracts with customers. This guidance outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. The guidance provides the entities with the option of using the following two methods upon adoption: a full retrospective method, retrospectively to each prior reporting period presented; or a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued in May 2014 by one year. The guidance is effective for us for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016.

Note 3 — Cash and Due from Banks

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $192.2 million and $189.9 million for the years ended December 31, 2015 and 2014, respectively.

Note 4 — Trading Securities

Major Security Types. Our trading securities as of December 31, 2015 and 2014, were (dollars in thousands):

	December 31, 2015	December 31, 2014
MBS
U.S. government-guaranteed – single-family	$10,296	$12,235
GSEs – single-family	1,449	2,300
GSEs – multifamily	218,389	230,434
Total	$230,134	$244,969

Net unrealized (losses) gains on trading securities were as follows:

	For the Years Ended December 31,
	2015	2014	2013

Net unrealized (losses) gains on trading securities held at year-end	$(4,890)	$972	$(13,056)
Net unrealized losses on trading securities matured during the year	—	—	(134)
Net unrealized (losses) gains on trading securities	$(4,890)	$972	$(13,190)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of December 31, 2015, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$467,277	$—	$(28,364)	$438,913
U.S. government-owned corporations	323,404	—	(57,436)	265,968
GSEs	133,691	—	(15,899)	117,792
	924,372	—	(101,699)	822,673
MBS
U.S. government guaranteed – single-family	159,232	181	(2,771)	156,642
U.S. government guaranteed – multifamily	747,205	430	(2,873)	744,762
GSEs – single-family	4,621,194	6,248	(37,234)	4,590,208
	5,527,631	6,859	(42,878)	5,491,612
Total	$6,452,003	$6,859	$(144,577)	$6,314,285
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

The following table summarizes our available-for-sale securities with unrealized losses as of December 31, 2015, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$438,913	$(28,364)	$438,913	$(28,364)
U.S. government-owned corporations	—	—	265,968	(57,436)	265,968	(57,436)
GSEs	—	—	117,792	(15,899)	117,792	(15,899)
	—	—	822,673	(101,699)	822,673	(101,699)

MBS
U.S. government guaranteed – single-family	—	—	113,626	(2,771)	113,626	(2,771)
U.S. government guaranteed – multifamily	537,059	(2,040)	109,138	(833)	646,197	(2,873)
GSEs – single-family	3,113,057	(28,878)	373,634	(8,356)	3,486,691	(37,234)
	3,650,116	(30,918)	596,398	(11,960)	4,246,514	(42,878)
Total temporarily impaired	$3,650,116	$(30,918)	$1,419,071	$(113,659)	$5,069,187	$(144,577)

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
Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at December 31, 2015 and 2014, were (dollars in thousands):

	December 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through 10 years	128,473	121,722	—	—
Due after 10 years	795,899	700,951	928,624	856,135
	924,372	822,673	928,624	856,135
MBS (1)	5,527,631	5,491,612	4,626,977	4,625,843
Total	$6,452,003	$6,314,285	$5,555,601	$5,481,978
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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for our available-for-sale securities (dollars in thousands):

	December 31, 2015	December 31, 2014
Amortized cost of available-for-sale securities other than MBS:
Fixed-rate	$924,372	$928,624

Amortized cost of available-for-sale MBS:
Fixed-rate	3,027,626	3,136,075
Variable-rate	2,500,005	1,490,902
	5,527,631	4,626,977
Total	$6,452,003	$5,555,601

Note 6 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of December 31, 2015, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$3,605	$—	$3,605	$180	$—	$3,785
State or local housing-finance-agency obligations (HFA securities)	170,928	—	170,928	18	(21,356)	149,590
	174,533	—	174,533	198	(21,356)	153,375
MBS
U.S. government guaranteed – single-family	15,999	—	15,999	354	—	16,353
U.S. government guaranteed – multifamily	17,794	—	17,794	21	(7)	17,808
GSEs – single-family	1,093,124	—	1,093,124	26,562	(142)	1,119,544
GSEs – multifamily	386,635	—	386,635	18,118	—	404,753
Private-label – residential	1,180,661	(229,117)	951,544	257,312	(12,262)	1,196,594
Asset-backed securities (ABS) backed by home equity loans	15,604	(668)	14,936	682	(921)	14,697
	2,709,817	(229,785)	2,480,032	303,049	(13,332)	2,769,749
Total	$2,884,350	$(229,785)	$2,654,565	$303,247	$(34,688)	$2,923,124

Our held-to-maturity securities as of December 31, 2014, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$5,777	$—	$5,777	$360	$—	$6,137
HFA securities	178,387	—	178,387	30	(18,136)	160,281
	184,164	—	184,164	390	(18,136)	166,418
MBS
U.S. government guaranteed – single-family	20,399	—	20,399	487	—	20,886
U.S. government guaranteed – multifamily	115,712	—	115,712	298	(6)	116,004
GSEs – single-family	1,420,801	—	1,420,801	40,518	(157)	1,461,162
GSEs – multifamily	542,130	—	542,130	29,949	—	572,079
Private-label – residential	1,327,967	(275,158)	1,052,809	319,306	(13,957)	1,358,158
ABS backed by home equity loans	16,958	(784)	16,174	856	(922)	16,108
	3,443,967	(275,942)	3,168,025	391,414	(15,042)	3,544,397
Total	$3,628,131	$(275,942)	$3,352,189	$391,804	$(33,178)	$3,710,815

The following table summarizes our held-to-maturity securities with unrealized losses as of December 31, 2015, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$146,594	$(21,356)	$146,594	$(21,356)

MBS
U.S. government guaranteed - multifamily	5,842	(7)	—	—	5,842	(7)
GSEs – single-family	22,261	(6)	16,417	(136)	38,678	(142)
Private-label – residential	105,318	(1,729)	493,228	(45,051)	598,546	(46,780)
ABS backed by home equity loans	205	(16)	13,348	(1,064)	13,553	(1,080)
	133,626	(1,758)	522,993	(46,251)	656,619	(48,009)
Total	$133,626	$(1,758)	$669,587	$(67,607)	$803,213	$(69,365)

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

Redemption Terms. The amortized cost, carrying value, and fair value of our held-to-maturity securities by contractual maturity at December 31, 2015 and 2014, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	December 31, 2015			December 31, 2014
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$150	$150	$150
Due after one year through five years	21,583	21,583	21,677	9,369	9,369	9,751
Due after five years through 10 years	—	—	—	17,115	17,115	16,973
Due after 10 years	152,950	152,950	131,698	157,530	157,530	139,544
	174,533	174,533	153,375	184,164	184,164	166,418
MBS (2)	2,709,817	2,480,032	2,769,749	3,443,967	3,168,025	3,544,397
Total	$2,884,350	$2,654,565	$2,923,124	$3,628,131	$3,352,189	$3,710,815
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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity (dollars in thousands):

	December 31, 2015	December 31, 2014
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$6,583	$11,634
Variable-rate	167,950	172,530
	174,533	184,164
Amortized cost of held-to-maturity MBS:
Fixed-rate	774,196	1,176,474
Variable-rate	1,935,621	2,267,493
	2,709,817	3,443,967
Total	$2,884,350	$3,628,131

Note 7 — Other-Than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities for other-than-temporary impairment each quarter.

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at December 31, 2015. At December 31, 2015, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding available-for-sale securities that were in an unrealized loss position as of December 31, 2015:

•
We expect debentures issued by a supranational institution that were in an unrealized loss position as of December 31, 2015, are expected to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of December 31, 2015, none of our held-to-maturity investments in HFA securities that are in an unrealized loss position were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates, credit spreads, and illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of December 31, 2015, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at December 31, 2015.

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

In accordance with related guidance from the FHFA, we have contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying our other-than-temporary impairment decisions in certain instances. Specifically, we have contracted with the FHLBank of San Francisco to perform cash-flow analyses for our residential private-label MBS excluding our subprime private-label MBS, and with the FHLBank of Chicago to perform cash-flow analyses for our subprime private-label MBS. In the event that neither the FHLBank of San Francisco nor the FHLBank of Chicago has the ability to model a particular MBS that we own, we project the expected cash flows for that security based on our expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including, but not limited to, loan-level data for each security and modeling variable expectations for securities similar in nature to securities modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. We form our expectations for those securities by reviewing, when available, loan-level data for each security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data.

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, loan modifications, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The OTTI Governance Committee developed a short-term housing price forecast, with projected changes ranging from a decrease of 3.0 percent to an increase of 8.0 percent over the 12- month period beginning October 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from a increase of 2.0 percent to an increase of 5.0 percent. Thereafter, we have projected a unique recovery path for each relevant geographic area based on an internally developed framework derived from historical data.

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

For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2015, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$159,164	8.1%	33.6%	37.2%	5.7%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through December 31, 2015 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	December 31, 2015
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$48,612	$41,966	$33,224	$42,501
Private-label residential MBS – Alt-A	1,287,453	952,626	732,251	980,140
ABS backed by home equity loans – Subprime	4,012	3,632	2,965	3,646
Total other-than-temporarily impaired securities	$1,340,077	$998,224	$768,440	$1,026,287
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

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities for which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$568,653	$603,786	$631,330
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	74	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	4,059	1,505	2,566
Reductions:
Securities matured during the year(2)	—	(684)	(10,397)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(3)	(38,824)	(36,028)	(19,713)
Balance at end of year	$533,888	$568,653	$603,786
_______________________

(1)
For the years ended December 31, 2015, 2014, and 2013, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2015, 2014, and 2013.

(2)	Represents reductions related to securities having reached final maturity during the period and, therefore, are no longer held by us at the end of the period.

(3)	Represents amounts accreted as interest income during the current period.

Note 8 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or even longer with the approval of our credit committee. At December 31, 2015 and 2014, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent and (0.22) percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$7,546	0.65%	$19,863	0.44%
Due in one year or less	18,282,139	0.72	20,561,912	0.41
Due after one year through two years	8,970,109	1.31	4,114,587	1.63
Due after two years through three years	3,170,267	1.94	3,564,747	2.68
Due after three years through four years	1,495,494	1.89	2,299,457	2.16
Due after four years through five years	1,845,396	1.71	1,087,673	2.11
Thereafter	2,196,832	2.70	1,626,475	2.98
Total par value	35,967,783	1.20%	33,274,714	1.11%
Premiums	24,183		32,887
Discounts	(17,437)		(18,549)
Fair value of bifurcated derivatives (1)	1,241		1,467
Hedging adjustments	100,397		191,555
Total	$36,076,167		$33,482,074
_________________________

(1)	At December 31, 2015 and 2014, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

We offer advances to members and eligible non-members that provide the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (callable advances). We also offer certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees. If such advances are prepaid, replacement funding may be available. At December 31, 2015 and 2014, we had callable advances and floating-rate advances that may be prepaid on a floating-rate reset date without prepayment or termination fees outstanding totaling $6.5 billion and $5.9 billion, respectively. Other advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance.

Year of Contractual Maturity or Next Call Date (1), Par Value	December 31, 2015	December 31, 2014
Overdrawn demand-deposit accounts	$7,546	$19,863
Due in one year or less	23,728,314	21,506,912
Due after one year through two years	3,983,109	3,364,587
Due after two years through three years	3,130,267	3,564,747
Due after three years through four years	1,455,494	2,284,457
Due after four years through five years	1,670,196	1,057,673
Thereafter	1,992,857	1,476,475
Total par value	$35,967,783	$33,274,714
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At December 31, 2015 and 2014, we had putable advances outstanding totaling $2.2 billion and $2.3 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	December 31, 2015	December 31, 2014
Overdrawn demand-deposit accounts	$7,546	$19,863
Due in one year or less	19,924,939	22,737,137
Due after one year through two years	7,909,809	3,767,187
Due after two years through three years	2,870,517	2,155,922
Due after three years through four years	1,383,244	1,931,707
Due after four years through five years	1,783,896	1,036,423
Thereafter	2,087,832	1,626,475
Total par value	$35,967,783	$33,274,714

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	December 31, 2015	December 31, 2014
Fixed-rate
Due in one year or less	$17,170,139	$15,546,613
Due after one year	12,087,223	11,689,938
Total fixed-rate	29,257,362	27,236,551

Variable-rate
Due in one year or less	1,119,546	5,035,163
Due after one year	5,590,875	1,003,000
Total variable-rate	6,710,421	6,038,163
Total par value	$35,967,783	$33,274,714

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At December 31, 2015 and 2014, we had $14.2 billion and $10.7 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five borrowers and three borrowers, respectively, at December 31, 2015 and 2014, representing 39.4 percent and 32.0 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

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

For the years ended December 31, 2015, 2014, and 2013, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	2015	2014	2013
Prepayment fees received from borrowers	$22,325	$18,215	$47,790
Less: hedging fair-value adjustments on prepaid advances	(15,620)	(2,548)	(21,092)
Less: net premiums associated with prepaid advances	(727)	(3,948)	(4,424)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(1,443)	(2,659)	(5,611)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	3,102	—	6,845
Net prepayment fees recognized in income	$7,637	$9,060	$23,508

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

The following table presents certain characteristics of these investments (dollars in thousands):

	December 31, 2015	December 31, 2014
Real estate
Fixed-rate 15-year single-family mortgages	$568,786	$570,663
Fixed-rate 20- and 30-year single-family mortgages	2,949,589	2,852,669
Premiums	63,994	62,554
Discounts	(2,141)	(2,761)
Deferred derivative gains, net	2,585	2,835
Total mortgage loans held for portfolio	3,582,813	3,485,960
Less: allowance for credit losses	(1,025)	(2,012)
Total mortgage loans, net of allowance for credit losses	$3,581,788	$3,483,948

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	December 31, 2015	December 31, 2014
Conventional mortgage loans	$3,107,415	$2,997,669
Government mortgage loans	410,960	425,663
Total par value	$3,518,375	$3,423,332

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2015, and 2014, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2015, and 2014, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2015, and 2014.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at December 31, 2015 and 2014. At December 31, 2015 and 2014, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 19 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2015 and 2014. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

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

Collectively Evaluated Mortgage Loans. We evaluate the credit risk of our investments in conventional mortgage loans for impairment on a collective basis that considers loan-pool-specific attribute data, at the master commitment pool level, including historical delinquency migration, applies estimated loss severities, and incorporates available credit enhancements to establish our best estimate of probable incurred losses at the reporting date. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 to 179 days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date. The losses are then reduced by the probable cash flows resulting from available credit enhancement. Credit enhancement cash flows that are projected and assessed as not probable of receipt are not considered in reducing estimated losses.

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

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$22,270	$13,784	$36,054
Past due 60-89 days delinquent	8,428	5,230	13,658
Past due 90 days or more delinquent	22,408	5,665	28,073
Total past due	53,106	24,679	77,785
Total current loans	3,125,664	397,667	3,523,331
Total mortgage loans	$3,178,770	$422,346	$3,601,116
Other delinquency statistics
In process of foreclosure, included above (1)	$10,812	$2,341	$13,153
Serious delinquency rate (2)	0.73%	1.34%	0.80%
Past due 90 days or more still accruing interest	$—	$5,665	$5,665
Loans on nonaccrual status (3)	$22,408	$—	$22,408
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)	Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	December 31, 2014
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$32,068	$19,811	$51,879
Past due 60-89 days delinquent	9,834	4,591	14,425
Past due 90 days or more delinquent	37,927	7,467	45,394
Total past due	79,829	31,869	111,698
Total current loans	2,986,749	405,808	3,392,557
Total mortgage loans	$3,066,578	$437,677	$3,504,255
Other delinquency statistics
In process of foreclosure, included above (1)	$13,709	$2,786	$16,495
Serious delinquency rate (2)	1.27%	1.71%	1.32%
Past due 90 days or more still accruing interest	$—	$7,467	$7,467
Loans on nonaccrual status (3)	$38,832	$—	$38,832
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)
Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as loans modified within the previous six months under our temporary loan modification plan.

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at December 31, 2015 and 2014, and the average recorded investment and interest income recognized on these loans during the years ended December 31, 2015 and 2014 (dollars in thousands).

	As of December 31, 2015			As of December 31, 2014
	Recorded Investment	Par Value	Related Allowance	Recorded Investment	Par Value	Related Allowance
Individually evaluated impaired mortgage loans with no related allowance	$26,668	$26,622	$—	$6,679	$6,654	$—
Individually evaluated impaired mortgage loans with a related allowance	—	—	—	3,097	3,073	544
Total individually evaluated impaired mortgage loans	$26,668	$26,622	$—	$9,776	$9,727	$544

	For the Years Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$30,834	$461	$5,058	$191	$3,426	$186
Individually evaluated impaired mortgage loans with a related allowance	—	—	2,913	16	2,346	18
Total individually evaluated impaired mortgage loans	$30,834	$461	$7,971	$207	$5,772	$204

Credit Enhancements. Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF program. These credit enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit enhancement. The credit-enhancement amounts estimated to protect us against credit losses are determined through the use of a model. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2015 and 2014, the amount of first-loss account remaining for losses allocable to us was $17.5 million and $17.1 million, respectively.

Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance-based credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $3.1 million, $3.0 million, and $3.0 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Withheld performance-based credit-enhancement fees can mitigate losses from our investments in mortgage loans and therefore we consider our expectations for each master commitment for such withheld fees in determining the allowance for loan losses. More specifically, we determine the amount of credit-enhancement fees available to mitigate losses as follows: accrued credit-enhancement fees to be paid to participating financial institutions; plus projected credit-enhancement fees to be paid to the participating financial institutions using the weighted average life of the loans within each relevant master commitment; minus any losses incurred or expected to be incurred.

The following table demonstrates the impact on our estimate of the allowance for credit losses resulting from the loss-mitigating features of conventional mortgage loans (dollars in thousands).

	December 31, 2015	December 31, 2014
Total estimated losses	$1,542	$3,174
Less: estimated losses in excess of the first-loss account, to be absorbed by participating financial institutions	(368)	(925)
Less: estimated performance-based credit-enhancement fees available for recapture	(149)	(237)
Net allowance for credit losses	$1,025	$2,012

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2015, 2014, and 2013, as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2015, 2014, and 2013 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	2015	2014	2013
Allowance for credit losses
Balance, beginning of year	$2,012	$2,221	$4,414
Charge-offs, net of recoveries	(657)	(270)	(239)
(Reduction of ) provision for credit losses	(330)	61	(1,954)
Balance, end of year	$1,025	$2,012	$2,221
Ending balance, individually evaluated for impairment	$—	$544	$605
Ending balance, collectively evaluated for impairment	$1,025	$1,468	$1,616
Recorded investment, end of year (1)
Individually evaluated for impairment	$26,668	$9,776	$6,671
Collectively evaluated for impairment	$3,152,102	$3,056,802	$2,929,590
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

Our program for mortgage loan troubled debt restructurings primarily involves modifying the borrower's monthly payment for a period of up to 36 months to achieve a housing expense ratio of no more than 31 percent of their qualifying monthly income. The principal amortization schedule for the outstanding principal balance is first recalculated to reflect a new principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31 percent housing expense ratio is not achieved through reamortization, the interest rate is reduced for the temporary modification period of up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the desired 31 percent housing expense ratio is met. A loan is considered a troubled debt restructuring after the borrower has successfully completed a three month trial-period following the monthly payment modification.

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. When a loan first becomes a troubled debt restructuring, we compare the carrying value of the loan at the time of modification with the present value of the revised cash flows discounted at the original effective yield on the loan. Credit loss is measured by factoring the loss severity rate incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable.

As of December 31, 2015, we had mortgage loans with a recorded investment of $7.7 million that we considered troubled debt restructurings, of which $7.2 million were performing and $479,000 were nonperforming. As of December 31, 2014, we had mortgage loans with a recorded investment of $6.7 million that we considered troubled debt restructurings, of which $3.1 million were performing and $3.6 million were nonperforming.

REO. At December 31, 2015 and 2014, we had $3.6 million and $4.3 million, respectively, in assets classified as REO. During the years ended December 31, 2015, 2014, and 2013, we sold REO assets with a recorded carrying value of $6.3 million, $8.3 million, and $12.1 million, respectively. Upon the sale of these REO properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $868,000 and net losses totaling $377,000 and $3.0 million during the years ended December 31, 2015, 2014, and 2013, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell.

These investments are all short term (less than three months), and they are generally transacted with counterparties that we consider to be of investment quality. We invest in federal funds sold and we evaluate these investments for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold as of December 31, 2015 and 2014, were repaid according to their contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2015 and 2014.

Note 11 — Derivatives and Hedging Activities

Nature of Business Activity

We are exposed to interest-rate risk primarily from the effects of interest-rate changes on interest-earning assets and interest-bearing liabilities that finance these assets. The goal of our interest-rate risk-management strategy is to manage interest-rate risk within appropriate limits. As part of our effort to mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest-rate changes we will accept. In addition, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities.

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

Application of Derivatives

We may use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of our financial instruments, including our advances products, investments, and COs to achieve risk-management objectives. We use derivatives as:

•	a fair-value hedge of a non-derivative financial instrument or a cash-flow hedge of a forecasted transaction; and

•
an economic hedge in general asset-liability management where derivatives serve a documented risk-mitigation purpose but do not qualify for hedge accounting. These hedges are primarily used to manage certain mismatches between the coupon features of our assets and liabilities. For example, we use derivatives in our overall interest-rate-risk management to manage the interest-rate sensitivity of COs to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to manage the interest-rate sensitivity of advances, investments, or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute COs. Derivative transactions may be either over-the-counter with a counterparty (uncleared derivatives) or cleared through a futures commission merchant (clearing member) with a derivatives clearing organization (DCO) as the counterparty (cleared derivatives).

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

•
Optional Termination Interest-Rate Swaps. In an optional termination interest-rate swap, one counterparty has the right, but not the obligation, to terminate the interest-rate swap prior to its stated maturity date. We use optional termination interest-rate swaps to hedge callable CO bonds and putable advances. In each case, we own an option to terminate the hedged item, that is, redeem a callable bond or demand repayment of a putable advance on specified dates, and the counterparty to the optional termination interest-rate swap owns the option to terminate the interest-rate swap on those same dates.

•
Forward-Start Interest-Rate Swaps. A forward-start interest-rate swap is an interest-rate swap (as described above) with a deferred effective date. We designate forward-start interest-rate swaps as cash-flow hedges of expected debt issuances.

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

We may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into economic hedges that offset the changes in fair value or cash flows of the securities. These economic hedges are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized (losses) gains on trading securities in the statement of operations, while the changes in fair value of the associated derivatives are included in other income as net (losses) gains on derivatives and hedging activities.

Advances. We offer an array of advance structures intended to meet our members' funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain advances may create interest-rate risk. We may use interest-rate swaps to manage the repricing and/or options characteristics of advances to more closely match the characteristics of our funding liabilities. Typically, we hedge fixed-rate advances with interest-rate swaps where we pay a fixed-rate coupon and receive a variable-rate coupon, effectively converting the advance to a floating-rate advance. This type of hedge is treated as a fair-value hedge. Additionally, certain floating-rate advances that contain either an interest-rate cap or floor, or both a cap and a floor, may be hedged with a derivative containing an offsetting cap and/or floor, where the hedge relationship is treated as a fair-value hedge.

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

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$15,195,012	$26,874	$(468,982)	$12,579,525	$26,381	$(553,967)
Forward-start interest-rate swaps	527,800	—	(35,547)	1,096,800	—	(42,209)
Total derivatives designated as hedging instruments	15,722,812	26,874	(504,529)	13,676,325	26,381	(596,176)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	562,500	246	(16,623)	423,000	31	(19,849)
Interest-rate caps or floors	300,000	—	—	300,000	—	—
Mortgage-delivery commitments (1)	24,714	18	(25)	26,927	71	(8)
Total derivatives not designated as hedging instruments	887,214	264	(16,648)	749,927	102	(19,857)
Total notional amount of derivatives	$16,610,026			$14,426,252
Total derivatives before netting and collateral adjustments		27,138	(521,177)		26,483	(616,033)
Netting adjustments and cash collateral including related accrued interest (2)		12,979	79,170		(11,935)	57,144
Derivative assets and derivative liabilities		$40,117	$(442,007)		$14,548	$(558,889)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $92.9 million and $45.5 million at December 31, 2015, and 2014, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $750,000 and $290,000 at December 31, 2015 and 2014.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the years ended December 31, 2015, 2014, and 2013 were as follows (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Derivatives designated as hedging instruments
Interest-rate swaps	$(7,189)	$534	$2,125
Forward-start interest-rate swaps	(127)	(442)	12
Total net (losses) gains related to derivatives designated as hedging instruments	(7,316)	92	2,137

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(4,170)	(6,244)	6,848
Interest-rate caps or floors	—	(43)	(7)
Mortgage-delivery commitments	226	1,510	(1,538)
Total net (losses) gains related to derivatives not designated as hedging instruments	(3,944)	(4,777)	5,303
Net (losses) gains on derivatives and hedging activities	$(11,260)	$(4,685)	$7,440

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	For the Year Ended December 31, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$90,766	$(91,157)	$(391)	$(131,019)
Investments	5,762	(4,252)	1,510	(37,657)
COs – bonds	(14,010)	5,702	(8,308)	63,390
Total	$82,518	$(89,707)	$(7,189)	$(105,286)

	For the Year Ended December 31, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$84,157	$(83,810)	$347	$(130,580)
Investments	(98,883)	100,006	1,123	(37,989)
Deposits	(1,143)	1,143	—	1,152
COs – bonds	9,677	(10,613)	(936)	54,356
Total	$(6,192)	$6,726	$534	$(113,061)

	For the Year Ended December 31, 2013
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$214,872	$(213,975)	$897	$(149,026)
Investments	144,167	(142,488)	1,679	(38,474)
Deposits	(1,543)	1,543	—	1,580
COs – bonds	(80,712)	80,261	(451)	63,690
Total	$276,784	$(274,659)	$2,125	$(122,230)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The following table presents the gains (losses) recognized in accumulated other comprehensive loss, the gains (losses) reclassified from accumulated other comprehensive loss into income, and the effect of our hedging activities on our net (losses) gains on derivatives and hedging activities in the statement of income for our forward-start interest-rate swaps associated with hedged CO bonds in cash-flow hedge relationships (dollars in thousands).

Derivatives and Hedged Items in Cash Flow Hedging Relationships	(Losses) Gains Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of (Losses) Gains Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	(Losses) Gains Recognized in Net (Losses) Gains on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Year Ended December 31, 2015	$(13,671)	Interest expense	$(23,848)	$(127)
For the Year Ended December 31, 2014	(38,502)	Interest expense	(8,652)	(442)
For the Year Ended December 31, 2013	13,419	Interest expense	—	12

For the years ended December 31, 2015, 2014, and 2013, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2015, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of December 31, 2015, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $23.8 million.

Managing Credit Risk on Derivatives. We are subject to credit risk on our hedging activities due to the risk of nonperformance by nonmember counterparties (including DCOs and their clearing members acting as agent to the DCOs as well as uncleared counterparties) to the derivative agreements. We manage credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies, U.S. Commodity Futures Trading Commission (the CFTC) regulations, and FHFA regulations. All counterparties must execute master-netting agreements prior to entering into any uncleared derivative with us.

Our master-netting agreements for uncleared derivatives contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount (which may be zero) be secured by readily marketable, U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts (when applicable) varies according to the counterparty's Standard & Poor's Rating Service (S&P) or Moody's Investors Services (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding derivatives transactions with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

We execute uncleared derivatives with nonmember counterparties with long-term ratings of single-A (or equivalent) or better by the major NRSROs at the time of the transaction, although risk-reducing trades (trades that reduce our net credit exposure or exposure sensitivity to the counterparty) are permitted for counterparties whose ratings have fallen below these ratings. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 13 — Consolidated Obligations for additional information.

For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to institutional credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin maintained with its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2015, was $456.0 million for which we had delivered collateral with a post-haircut value of $393.6 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2015 (dollars in thousands).

Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2015

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$24,279
AA-	A+, A or A-	18,047
A-	below A-	24,751
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO determines initial margin requirements. We note that we clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC- registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at December 31, 2015.

Offsetting of Certain Derivatives. We present derivatives, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing members and/or by counterparty.

The following table presents separately the fair value of derivatives meeting or not meeting netting requirements, with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of our master netting arrangements or similar agreements as of December 31, 2015 and 2014 (dollars in thousands).

	December 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Uncleared derivatives	$8,342	$(463,154)	$20,083	$(578,073)
Cleared derivatives	18,778	(57,998)	6,329	(37,952)
Total gross recognized amount	27,120	(521,152)	26,412	(616,025)
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(7,628)	21,172	(19,481)	19,191
Cleared derivatives	20,607	57,998	7,546	37,953
Total gross amounts of netting adjustments and cash collateral	12,979	79,170	(11,935)	57,144
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	714	(441,982)	602	(558,882)
Cleared derivatives	39,385	—	13,875	1
Total net amounts after netting adjustments and cash collateral	40,099	(441,982)	14,477	(558,881)
Derivatives not meeting netting requirements
Mortgage delivery commitments	18	(25)	71	(8)
Total derivative assets and total derivative liabilities
Uncleared derivatives	714	(441,982)	602	(558,882)
Cleared derivatives	39,385	—	13,875	1
Mortgage delivery commitments	18	(25)	71	(8)
Total derivative assets and total derivative liabilities presented in the statement of condition	40,117	(442,007)	14,548	(558,889)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Uncleared derivatives	—	64,391	—	66,056
Cannot be sold or repledged
Uncleared derivatives	—	331,716	—	392,944
Total non-cash collateral received or pledged, not offset	—	396,107	—	459,000
Net amount
Uncleared derivatives	714	(45,875)	602	(99,882)
Cleared derivatives	39,385	—	13,875	2
Mortgage delivery commitments	18	(25)	71	(8)
Total net amount	$40,117	$(45,900)	$14,548	$(99,888)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2015 and 2014, we had additional net credit exposure of $3.1 million and $4.0 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2015 and 2014 was 0.018 percent and 0.014 percent, respectively.

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	December 31, 2015	December 31, 2014
Interest-bearing
Demand and overnight	$454,087	$340,441
Other	4,426	5,120
Noninterest-bearing
Other	24,089	23,770
Total deposits	$482,602	$369,331

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

The par values of the FHLBanks' outstanding COs, including COs held by other FHLBanks, were approximately $905.2 billion and $847.2 billion at December 31, 2015 and 2014, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at December 31, 2015 and 2014, by year of contractual maturity (dollars in thousands):

	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$8,990,295	1.00%	$6,675,745	1.41%
Due after one year through two years	6,101,990	1.70	5,573,745	1.46
Due after two years through three years	3,389,580	1.59	4,842,570	1.91
Due after three years through four years	2,056,215	1.97	2,392,380	1.77
Due after four years through five years	1,329,210	2.11	2,244,815	1.95
Thereafter	3,440,045	2.95	3,599,085	2.79
Total par value	25,307,335	1.65%	25,328,340	1.79%
Premiums	148,903		199,628
Discounts	(14,319)		(19,386)
Hedging adjustments	(8,510)		(2,808)
	$25,433,409		$25,505,774
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

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

Our CO bonds outstanding at December 31, 2015 and 2014, included (dollars in thousands):

	December 31, 2015	December 31, 2014
Par value of CO bonds
Noncallable and nonputable	$21,714,335	$20,853,340
Callable	3,593,000	4,475,000
Total par value	$25,307,335	$25,328,340

The following is a summary of the CO bonds for which we were primarily liable at December 31, 2015 and 2014, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	December 31, 2015	December 31, 2014
Due in one year or less	$11,937,295	$10,805,745
Due after one year through two years	5,802,990	4,928,745
Due after two years through three years	2,729,580	4,252,570
Due after three years through four years	1,831,215	2,027,380
Due after four years through five years	991,210	1,619,815
Thereafter	2,015,045	1,694,085
Total par value	$25,307,335	$25,328,340

CO bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have the following interest-rate payment terms:

Step-Up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Par value of CO bonds
Fixed-rate	$21,847,335	$22,513,340
Simple variable-rate	3,145,000	1,970,000
Step-up	315,000	845,000
Total par value	$25,307,335	$25,328,340

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2015	$28,479,097	$28,487,577	0.24%
December 31, 2014	$25,309,608	$25,312,040	0.08%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Concessions on COs. Unamortized concessions on COs were $6.1 million and $6.4 million at December 31, 2015 and 2014, respectively, and are included in other assets on the statement of condition. The amortization of these concessions is included in CO interest expense and totaled $2.4 million, $2.1 million, and $2.9 million in 2015, 2014, and 2013, respectively.

Note 14 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants and below-market interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. We accrue this expense monthly based on our net earnings, and the accruals are accumulated into our AHP payable account. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances. We had outstanding principal in AHP advances of $100.7 million and $100.5 million at December 31, 2015 and 2014, respectively.

If we experience a net loss during a quarter, but still have net earnings for the year, our obligation to the AHP would be calculated based on our net earnings for that calendar year. In annual periods where our net earnings are zero or less, our AHP assessment is zero since our required annual contribution is limited to our annual net earnings. If the result of the aggregate 10 percent calculation described above were less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for 2015, 2014, and 2013 was $32.3 million, $17.6 million, and $24.2 million, respectively.

There was no shortfall, as described above, in 2015, 2014, or 2013. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2015, 2014, or 2013.

The following table presents a roll-forward of the AHP liability for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Balance at beginning of year	$66,993	$62,591
AHP expense for the period	32,328	17,623
AHP direct grant disbursements	(16,716)	(12,012)
AHP subsidy for AHP advance disbursements	(1,255)	(1,321)
Return of previously disbursed grants and subsidies	731	112
Balance at end of year	$82,081	$66,993

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

The FHFA may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

The following tables demonstrate our compliance with our regulatory capital requirements at December 31, 2015 and 2014 (dollars in thousands):

Risk-Based Capital Requirements	December 31, 2015	December 31, 2014

Permanent capital
Class B capital stock	$2,336,662	$2,413,114
Mandatorily redeemable capital stock	41,989	298,599
Retained earnings	1,128,848	901,658
Total permanent capital	$3,507,499	$3,613,371
Risk-based capital requirement
Credit-risk capital	$381,176	$414,765
Market-risk capital	83,875	75,560
Operations-risk capital	139,515	147,097
Total risk-based capital requirement	$604,566	$637,422
Permanent capital in excess of risk-based capital requirement	$2,902,933	$2,975,949

	December 31, 2015		December 31, 2014
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$604,566	$3,507,499	$637,422	$3,613,371
Total regulatory capital	$2,324,352	$3,507,499	$2,204,267	$3,613,371
Total capital-to-asset ratio	4.0%	6.0%	4.0%	6.6%

Leverage Ratio
Leverage capital	$2,905,440	$5,261,249	$2,755,334	$5,420,057
Leverage capital-to-assets ratio	5.0%	9.1%	5.0%	9.8%

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

Restricted Retained Earnings. Pursuant to the Joint Capital Agreement, and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At December 31, 2015, our total contribution requirement totaled $530.1 million. As of

December 31, 2015 and 2014, restricted retained earnings totaled $194.6 million and $136.8 million, respectively. These restricted retained earnings are not available to pay dividends.

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

At December 31, 2015 and 2014, we had $42.0 million and $298.6 million, respectively, in capital stock subject to mandatory redemption. Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2015, 2014, and 2013, dividends on mandatorily redeemable capital stock of $1.6 million, $8.8 million, and $5.8 million, respectively, were recorded as interest expense.

The following table is a roll-forward of our capital stock that is subject to mandatory redemption during the years ended December 31, 2015, 2014, and 2013 (dollars in thousands).

	2015	2014	2013
Balance at beginning of year	$298,599	$977,348	$215,863
Capital stock subject to mandatory redemption reclassified from capital	54	54,892	859,522
Redemption/repurchase of mandatorily redeemable capital stock	(256,664)	(733,641)	(98,037)
Balance at end of year	$41,989	$298,599	$977,348

The number of stockholders holding mandatorily redeemable capital stock was five, seven, and six at each of December 31, 2015, 2014, and 2013, respectively.

Consistent with our capital plan, we are not required to redeem membership stock until the expiration of the redemption-notice period. Furthermore, we are not required to redeem activity-based stock until the later of the expiration of the redemption-notice period or the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity-based asset no longer outstanding, we may repurchase such shares, in our sole discretion, subject to the statutory and regulatory restrictions on excess capital-stock redemption discussed below. The year of redemption in the following table represents the end of the redemption-notice period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the redemption-notice period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding. The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of the redemption-notice period at December 31, 2015 and 2014 (dollars in thousands).

Expiry of Redemption-Notice Period	December 31, 2015	December 31, 2014
Past redemption date (1)	$629	$697
Due in one year or less	—	—
Due after one year through two years	—	25,383
Due after two years through three years	4,856	207
Due after three years through four years	36,450	217,420
Due after four years through five years	54	54,892
Total	$41,989	$298,599
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

Beginning on December 8, 2008, we instituted a moratorium on all excess capital stock repurchases to help preserve our capital in the light of the challenges that arose at that time, principally due to our investments in private-label MBS. Effective January 1, 2015, we rescinded the moratorium on excess capital stock repurchases. At December 31, 2015 and 2014, members and nonmembers with capital stock outstanding held excess capital stock totaling $158.9 million and $633.0 million, respectively, representing approximately 6.7 percent and 23.3 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2015, we had excess capital stock outstanding totaling 0.3 percent of our total assets. For the year ended December 31, 2015, we complied with the FHFA's excess capital stock rule.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2015. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 10, 2015, the Director of the FHFA notified us that, based on September 30, 2015, financial information, we met the definition of adequately capitalized under the Capital Rule.

Note 16 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(22,643)	$(385,175)	$(65,027)	$(3,775)	$(476,620)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(79,122)	—	13,419	—	(65,703)
Noncredit other-than-temporary impairment losses	—	(63)	—	—	(63)
Accretion of noncredit loss	—	57,862	—	—	57,862
Net actuarial loss	—	—	—	(254)	(254)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,448	—	—	2,448
Amortization - hedging activities (2)	—	—	14	—	14
Amortization - pension and postretirement benefits (3)	—	—	—	800	800
Other comprehensive (loss) income	(79,122)	60,247	13,433	546	(4,896)
Balance, December 31, 2013	(101,765)	(324,928)	(51,594)	(3,229)	(481,516)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	28,142	—	(38,502)	—	(10,360)
Noncredit other-than-temporary impairment losses	—	(1,259)	—	—	(1,259)
Accretion of noncredit loss	—	49,178	—	—	49,178
Net actuarial loss	—	—	—	(3,240)	(3,240)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,067	—	—	1,067
Amortization - hedging activities (4)	—	—	8,668	—	8,668
Amortization - pension and postretirement benefits (3)	—	—	—	476	476
Other comprehensive income (loss)	28,142	48,986	(29,834)	(2,764)	44,530
Balance, December 31, 2014	(73,623)	(275,942)	(81,428)	(5,993)	(436,986)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(64,095)	—	(13,671)	—	(77,766)
Noncredit other-than-temporary impairment losses	—	(172)	—	—	(172)
Accretion of noncredit loss	—	43,382	—	—	43,382
Net actuarial gain	—	—	—	1,475	1,475
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,947	—	—	2,947
Amortization - hedging activities (5)	—	—	23,862	—	23,862
Amortization - pension and postretirement benefits (3)	—	—	—	661	661
Other comprehensive (loss) income	(64,095)	46,157	10,191	2,136	(5,611)
Balance, December 31, 2015	$(137,718)	$(229,785)	$(71,237)	$(3,857)	$(442,597)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)	Recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $8.7 million recorded in CO bond interest expense and $16,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(5)
Amortization of hedging activities includes $23.8 million recorded in CO bond interest expense and $14,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

Note 17 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our employees. For the year ended December 31, 2015, in addition to our required contribution, we made voluntary contributions of $7.0 million to the Pentegra Defined Benefit Plan. We were not required nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2015, 2014, and 2013.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2014. For the Pentegra Defined Benefit Plan plan years ended June 30, 2014 and 2013, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

The following table sets forth our net pension costs and funded status under the Pentegra Defined Benefit Plan (dollars in thousands):

	For the Years Ended December 31,
	2015		2014		2013
Net pension cost	$7,465		$2,851		$3,908
Pentegra Defined Benefit Plan funded status as of July 1 (1)	106.9%	(2)	111.4%	(3)	101.3%
Our funded status as of July 1 (1)	117.1%		113.3%		100.1%
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

(2)
The funded status as of July 1, 2015, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2015, through March 15, 2016. Contributions made on or before March 15, 2016, and designated for the plan year ended June 30, 2015, will be included in the final valuation as of July 1, 2015. The final funded status as of July 1, 2015, will not be available until the Form 5500 for the plan year July 1, 2015, through June 30, 2016 is filed. This Form 5500 is due to be filed no later than April 2017.

(3)
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

Qualified Defined Contribution Plan. We also participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all of our employees. We contribute a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. Our matching contributions are charged to compensation and benefits expense.

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $6.3 million and $5.6 million at December 31, 2015 and 2014, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust intended to satisfy future benefit obligations which is recorded in other assets on the statement of condition.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$1,032	$974	$939
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	159	154	146

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of December 31, 2015 and 2014 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Change in benefit obligation (1)
Benefit obligation at beginning of year	$12,608	$9,069	$739	$633
Service cost	686	551	37	24
Interest cost	483	463	31	32
Actuarial (gain) loss	(1,453)	3,169	(22)	71
Benefits paid	(3)	(644)	(20)	(21)
Benefit obligation at end of year	12,321	12,608	765	739
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	3	644	20	21
Benefits paid	(3)	(644)	(20)	(21)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(12,321)	$(12,608)	$(765)	$(739)
______________________

(1)	Represents the projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and the accumulated postretirement benefit obligation for postretirement benefits.

Amounts recognized in other liabilities on the statement of condition for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2015 and 2014, were $13.1 million and $13.3 million, respectively.

Amounts recognized in other comprehensive income for our nonqualified supplemental defined benefit retirement plan and postretirement benefits as of December 31, 2015 and 2014, were (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2015	2014	2015	2014
Net actuarial loss	$3,741	$5,847	$116	$146

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $10.0 million and $8.9 million at December 31, 2015 and 2014, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost
Service cost	$686	$551	$588	$37	$24	$33
Interest cost	483	463	381	31	32	29
Amortization of net actuarial loss	653	474	788	8	2	12
Net periodic benefit cost	1,822	1,488	1,757	76	58	74
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Loss
Amortization of net actuarial loss	(653)	(474)	(788)	(8)	(2)	(12)
Net actuarial (gain) loss	(1,453)	3,169	385	(22)	71	(131)
Total recognized in accumulated other comprehensive loss	(2,106)	2,695	(403)	(30)	69	(143)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(284)	$4,183	$1,354	$46	$127	$(69)

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is $473,000 for our nonqualified supplemental defined benefit retirement plan and $4,000 for our postretirement benefits.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2015 and 2014, were:

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2015	2014	2015	2014
Benefit obligation
Discount rate	4.17%	3.84%	4.44%	4.03%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	3.84%	4.76%	4.03%	5.03%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan as of December 31, 2015, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2015, and solving for the single discount rate that produces the same present value.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2016 other than the payment of benefits.

Estimated future benefit payments for our nonqualified supplemental defined benefit retirement plan and postretirement benefits, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

	Estimated Future Payments
Years	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2016	$188	$17
2017	271	15
2018	341	15
2019	517	16
2020	577	18
2021-2025	4,054	109

Note 18 — Fair Values

The carrying values, fair values, and fair-value hierarchy of our financial instruments at December 31, 2015 and 2014, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	December 31, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$254,218	$254,218	$254,218	$—	$—	$—
Interest-bearing deposits	197	197	197	—	—	—
Securities purchased under agreements to resell	6,700,000	6,699,852	—	6,699,852	—	—
Federal funds sold	2,120,000	2,119,962	—	2,119,962	—	—
Trading securities(1)	230,134	230,134	—	230,134	—	—
Available-for-sale securities(1)	6,314,285	6,314,285	—	6,314,285	—	—
Held-to-maturity securities	2,654,565	2,923,124	—	1,562,243	1,360,881	—
Advances	36,076,167	36,209,343	—	36,209,343	—	—
Mortgage loans, net	3,581,788	3,666,146	—	3,635,073	31,073	—
Accrued interest receivable	84,442	84,442	—	84,442	—	—
Derivative assets(1)	40,117	40,117	—	27,138	—	12,979
Other assets (1)	15,292	15,292	6,373	8,919	—	—
Liabilities:
Deposits	(482,602)	(482,595)	—	(482,595)	—	—
COs:
Bonds	(25,433,409)	(25,578,547)	—	(25,578,547)	—	—
Discount notes	(28,479,097)	(28,479,076)	—	(28,479,076)	—	—
Mandatorily redeemable capital stock	(41,989)	(41,989)	(41,989)	—	—	—
Accrued interest payable	(81,268)	(81,268)	—	(81,268)	—	—
Derivative liabilities(1)	(442,007)	(442,007)	—	(521,177)	—	79,170
Other:
Commitments to extend credit for advances	—	(689)	—	(689)	—	—
Standby letters of credit	(831)	(831)	—	(831)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

	December 31, 2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$1,124,536	$1,124,536	$1,124,536	$—	$—	$—
Interest-bearing deposits	163	163	163	—	—	—
Securities purchased under agreements to resell	5,250,000	5,249,941	—	5,249,941	—	—
Federal funds sold	2,550,000	2,549,982	—	2,549,982	—	—
Trading securities(1)	244,969	244,969	—	244,969	—	—
Available-for-sale securities(1)	5,481,978	5,481,978	—	5,481,978	—	—
Held-to-maturity securities	3,352,189	3,710,815	—	2,176,268	1,534,547	—
Advances	33,482,074	33,618,345	—	33,618,345	—	—
Mortgage loans, net	3,483,948	3,612,078	—	3,612,078	—	—
Accrued interest receivable	77,411	77,411	—	77,411	—	—
Derivative assets(1)	14,548	14,548	—	26,483	—	(11,935)
Other assets(1)	11,200	11,200	5,682	5,518	—	—
Liabilities:
Deposits	(369,331)	(369,330)	—	(369,330)	—	—
COs:
Bonds	(25,505,774)	(25,741,697)	—	(25,741,697)	—	—
Discount notes	(25,309,608)	(25,310,307)	—	(25,310,307)	—	—
Mandatorily redeemable capital stock	(298,599)	(298,599)	(298,599)	—	—	—
Accrued interest payable	(91,225)	(91,225)	—	(91,225)	—	—
Derivative liabilities(1)	(558,889)	(558,889)	—	(616,033)	—	57,144
Other:
Commitments to extend credit for advances	—	430	—	430	—	—
Standby letters of credit	(745)	(745)	—	(745)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain private-label MBS, certain mortgage loans, and certain other assets on a non-recurring basis. U.S. GAAP establishes a fair-value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair-value measurement is determined. This overall level is an indication of market observability of the fair-value measurement for the asset or liability. An entity must disclose the level within the fair value hierarchy in which the measurements are classified.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2015 and 2014.

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

As of December 31, 2015, four vendor prices were received for 96.1 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current low level of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2015 and 2014, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•
Discount rate assumption. At December 31, 2015 and 2014, we used either the overnight-index swap (OIS) curve or the LIBOR swap curve depending on the terms of the ISDA agreement we have with each derivative counterparty.

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

Deposits. We determine the fair values of term deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount by any accrued interest payable. The discount rates used in these calculations are the rates of currently issued deposits with similar terms.

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

Commitments. For fixed-rate advance commitments, fair value considers the difference between current levels of interest rates and the committed rates.

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

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at December 31, 2015 and 2014, by fair-value hierarchy level (dollars in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$10,296	$—	$—	$10,296
GSEs – single-family MBS	—	1,449	—	—	1,449
GSEs – multifamily MBS	—	218,389	—	—	218,389
Total trading securities	—	230,134	—	—	230,134
Available-for-sale securities:
Supranational institutions	—	438,913	—	—	438,913
U.S. government-owned corporations	—	265,968	—	—	265,968
GSEs	—	117,792	—	—	117,792
U.S. government guaranteed – single-family MBS	—	156,642	—	—	156,642
U.S. government guaranteed – multifamily MBS	—	744,762	—	—	744,762
GSEs – single-family MBS	—	4,590,208	—	—	4,590,208
Total available-for-sale securities	—	6,314,285	—	—	6,314,285
Derivative assets:
Interest-rate-exchange agreements	—	27,120	—	12,979	40,099
Mortgage delivery commitments	—	18	—	—	18
Total derivative assets	—	27,138	—	12,979	40,117
Other assets	6,373	8,919	—	—	15,292
Total assets at fair value	$6,373	$6,580,476	$—	$12,979	$6,599,828
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(521,152)	$—	$79,170	$(441,982)
Mortgage delivery commitments	—	(25)	—	—	(25)
Total liabilities at fair value	$—	$(521,177)	$—	$79,170	$(442,007)
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

The following tables present financial assets by level within the fair-value hierarchy which were recorded at fair value on a nonrecurring basis. During the year ended December 31, 2015, the fair values presented are as of the date the fair value adjustment was recorded. The fair values presented at December 31, 2014, are as of period-end.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$16,653	$16,653
Mortgage loans held for portfolio	—	—	5,376	5,376
REO	—	—	2,284	2,284

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,313	$24,313

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$23,259	$23,259
REO	—	—	843	843

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,102	$24,102

Note 19 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2015, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2015 and 2014. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $851.4 billion and $796.4 billion at December 31, 2015 and 2014, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$3,998,609	$77,477	$4,076,086	$4,065,555	$125,381	$4,190,936
Commitments for unused lines of credit - advances (2)	1,263,182	—	1,263,182	1,255,445	—	1,255,445
Commitments to make additional advances	650,890	54,308	705,198	592,430	63,185	655,615
Commitments to invest in mortgage loans	24,714	—	24,714	26,927	—	26,927
Unsettled CO bonds, at par (3)	25,000	—	25,000	15,000	—	15,000
Unsettled CO discount notes, at par	700,000	—	700,000	500,000	—	500,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2015 and 2014, these amounts totaled $27.3 million and $26.2 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $4.0 million at December 31, 2015.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)	We had $25.0 million and $15.0 million, in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2015 and 2014, respectively.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the primary obligor. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2024. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $831,000 and $745,000 at December 31, 2015 and 2014, respectively.

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

Lease Commitments. We charged to operating expense net rental costs of approximately $2.9 million, $2.8 million, and $2.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Future minimum rentals at December 31, 2015, were as follows (dollars in thousands):

	Equipment	Premises
	Capital Leases	Operating Leases
2016	$31	$2,499
2017	—	2,504
2018	—	2,568
2019	—	2,537
2020	—	2,537
Thereafter	—	7,610
Total minimum lease payments	$31	$20,255

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

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2015 and 2014, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at December 31, 2015 and 2014 (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2015
Citizens Bank, N.A.	$308,280	13.0%	$6,015,163	16.7%	$1,583	4.5%

As of December 31, 2014
Citizens Bank, N.A.	$317,502	11.7%	$5,768,096	17.3%	$283	1.0%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the years ended December 31, 2015, 2014, and 2013 as follows (dollars in thousands):

	For the Years Ended December 31,
Citizens Bank, N.A.	2015	2014	2013
Interest income on advances	$14,745	$12,800	$1,380
Fees on letters of credit	3,768	3,753	3,086

We did not receive any prepayment fees from Citizens Bank, N.A. during 2015, 2014 and 2013.

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2015	$72,251	3.0%	$1,064,489	3.0%	$1,297	3.7%
As of December 31, 2014	79,386	2.9	918,127	2.8	1,227	4.2

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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. For the years ended December 31, 2015, 2014 and 2013, we recorded $1.8 million, $1.6 million, and $1.5 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the years ended December 31, 2015 and 2013, we assumed debt obligations with a par amount of $80.0 million and $70.0 million, respectively, and a fair value of approximately $87.8 million and $80.1 million, respectively, on the day they were assumed, which had been the obligations of another FHLBank. During the year ended December 31, 2014, there were no transfers of COs between us and other FHLBanks.

Note 22 — Subsequent Events

On February 18, 2016, the board of directors declared a cash dividend at an annualized rate of 3.42 percent based on capital stock balances outstanding during the fourth quarter of 2015. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $19.9 million and was paid on March 2, 2016.

On March 3, 2016, we conducted a partial repurchase of excess capital stock under the Excess Stock Management Program in the amount of $105.3 million. Of this amount, $36,000 was repurchased from mandatorily redeemable capital stock.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2015 and 2014, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.
2015 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2015 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$157,121	$143,727	$141,508	$142,566
Total interest expense	98,230	87,571	85,321	88,103
Net interest income before provision for credit losses	58,891	56,156	56,187	54,463
Provision (reduction of provision) for credit losses	112	(159)	(223)	(60)
Net interest income after provision for credit losses	58,779	56,315	56,410	54,523
Net impairment losses on investment securities recognized in income	(1,231)	(1,053)	(1,429)	(346)
Litigation settlements	50,166	—	134,690	23
Other loss	(1,895)	(4,738)	(1,908)	(278)
Non-interest expense	21,717	16,631	21,450	16,584
Income before assessments	84,102	33,893	166,313	37,338
AHP assessments	8,446	3,437	16,678	3,767
Net income	$75,656	$30,456	$149,635	$33,571

2014 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2014 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$145,005	$140,101	$136,812	$136,701
Total interest expense	87,933	88,497	86,765	82,132
Net interest income before provision for credit losses	57,072	51,604	50,047	54,569
(Reduction of) provision for credit losses	(233)	373	243	(322)
Net interest income after provision for credit losses	57,305	51,231	49,804	54,891
Net impairment losses on investment securities recognized in income	(411)	(311)	(399)	(458)
Litigation settlements	(12)	17,543	159	4,310
Other (loss) income	(1,721)	553	1,900	(1,318)
Non-interest expense	16,655	15,673	16,373	16,954
Income before assessments	38,506	53,343	35,091	40,471
AHP assessments	3,969	5,470	3,778	4,406
Net income	$34,537	$47,873	$31,313	$36,065

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2015, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2015, which is included in Item 8 — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2015 and 2016 as follows:

State	Member Directorships
Connecticut	2
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1
Total	9

Our annual election was completed in the fourth quarter of 2015 and involved elections for one Maine member directorship, one Massachusetts member directorship, and two independent directorships. See — Annual Director Elections below for additional information on the election.

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

Member Director and Member Director Nominee Requirements and Nominations

Candidates for member directorships in a particular state are nominated by members in that state. Each member that is required to hold stock as of the record date, which is December 31 of the year prior to each election (the record date), may nominate and vote for representatives from members in its respective state for open member directorships. FHLBank boards of directors are not permitted to nominate or elect member directors, although they may elect a director to fill a vacant member directorship. Further, the Election Regulation provides that no director, officer, employee, attorney, or agent, other than in a personal capacity, may support the nomination or election of a particular individual for a member directorship. In addition to the requirements applicable to all directors, each member director and each nominee for member directorships must be an officer or director of a member that is in compliance with the minimum capital requirements established by its regulator.

Because of the foregoing requirements for member director nominations and elections, we do not know what factors our members considered in nominating candidates for member directorships or in voting to elect our member directors. However, when our board of directors has a vacancy in a member directorship, FHFA regulations require the remaining directors to elect a director to fill the vacancy and, in those instances, we can know what was considered in electing such directors. In 2014, the board elected a candidate, Director Michael R. Tuttle, to fill the Vermont member directorship, because our nomination process in Vermont did not result in a candidate to stand for election by the members. The board elected Director Tuttle following a robust process of inviting all Vermont members to put forward a candidate, conducting telephonic interviews with six interested officers of Vermont members, and conducting in-person interviews with three. The board selected Director Tuttle due to his industry knowledge and broad experience with a complex financial institution, including business management, finance and accounting, strategic planning, and credit and risk management.

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

Our members are permitted to (and we ask them to) identify candidates to be considered for inclusion on the nominee slate for independent directorship, but to be considered for nomination, an individual must submit an application to us. We are required to submit information about nominees for independent directorships to the FHFA for review prior to announcing such nominations. In addition, our board of directors is required by FHFA regulations to consult with the Advisory Council (a council that reviews and advises on our AHP program) in establishing the independent director nominee slate. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining whom to nominate for independent directorships, the board of directors selected:

•
Eric Chatman in 2015, based on his affordable housing experience, particularly through his role as president and executive officer of the Connecticut Housing Finance Authority; his prior FHLBank experience as treasurer of the FHLBank of Des Moines; his private banking experience; and his significant capital markets experience;

•
Emil J. Ragones in 2015, based on his experience as a former partner at Ernst & Young specializing in information technology audit and controls and related experience in implementing business strategies for financial systems, incorporating or improving information technology and financial controls, addressing regulatory examination findings surrounding information technology and financial controls, and reviewing governance matters applicable to information technology;

•
Joan Carty in 2014, to serve as a public interest director, based on her experience serving as president and chief executive officer of Housing Development Fund, a Stamford, Connecticut-based CDFI that finances multifamily housing, lends directly to low- and moderate-income households for first-time purchases, and provides homeownership counseling, homebuyer education, and foreclosure-intervention counseling;

•
Patrick E. Clancy in 2014, to serve as a public interest director, based on his experience as a developer of affordable housing, particularly through his role as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed more than 25,000 affordable housing units over the past 40 years;

•
Cornelius K. Hurley in 2013, based on his legal and banking experience, having served as general counsel of a large regional bank, and as director of the Center for Finance, Law and Policy at Boston University School of Law, in Boston, Massachusetts;

•
Andrew J. Calamare in 2012, based on his significant experience in business; organizational management; legal, bank regulatory, and insurance company matters; as well as multiple boards of directors that represent consumer or community interests; and

•
Jay F. Malcynsky in 2012, based on his significant experience in law, government-relations and political consulting as well as his involvement in multiple boards of directors of charitable organizations.

Further, all of the independent directors have been independent directors of the Bank prior to their most recent nominations, and our board of directors considered their experience gained from serving on our board in selecting them for their most recent nominations.

Additional information on the backgrounds of our directors, including these independent directors, is available under — Information Regarding Current Directors.

Annual Director Elections

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on a current report on Form 8-K filed with the SEC on October 23, 2015, as supplemented by two Form 8-K/As filed with the SEC on October 28, 2015, and January 14, 2016.

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

Donna L. Boulanger, age 62, has served as president, chief executive officer and trustee of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, since February 2008. Ms. Boulanger also currently serves on the boards of directors of the Massachusetts Bankers Association and the Depositors Insurance Fund, which is also a Bank member. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2017.

Stephen G. Crowe (vice chair), age 65, serves as a director of MountainOne Bank and a trustee of MountainOne Financial, its holding company. Mr. Crowe is a Massachusetts certified public accountant. From 2002 to 2012, Mr. Crowe served as president and chief executive officer of MountainOne Bank. Mr. Crowe served as president and chief executive officer of Williamstown Savings Bank from 1994 to 2009 and Hoosac Bank from 2002 to 2009. Mr. Crowe is also a former director of The Savings Bank Life Insurance Company of Massachusetts, which is also a Bank member. Mr. Crowe served as a treasurer of the American Bankers Association in 2011 and 2012, and served on the board of trustees for the Massachusetts College of Liberal Arts from 2004 to 2014. Mr. Crowe's service as a director of the Bank began on January 1, 2012, and his current term will conclude on December 31, 2019.

Martin J. Geitz, age 59, has served as president and chief executive officer of The Simsbury Bank & Trust Company, located in Simsbury, Connecticut, since October 2004, and its holding company, SBT Bancorp, Inc., since its formation in 2005. Mr. Geitz is also a member of the board of directors of The Simsbury Bank & Trust Company and SBT Bancorp, Inc. Mr. Geitz began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2017.

John W. McGeorge, age 71, has served as chairman of the board of Needham Bank, of Needham, Massachusetts, since April 2006. Mr. McGeorge also served as chief executive officer of Needham Bank from April 2006 until May 2015, and as president of Needham Bank from April 2006 through April 2012. Mr. McGeorge began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2017.

Gregory R. Shook, age 65, has served as president, chief executive officer and a director of Essex Savings Bank, Essex Connecticut, since July 22, 1999. Mr. Shook also serves on the board of directors of Essex Financial Services, Inc. a subsidiary of Essex Savings Bank. Additionally, Mr. Shook served from 2011 to 2013 on the initial Federal Reserve Bank of Boston, First District, Community Depository Institutions Advisory Council. Mr. Shook began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2016.

Stephen R. Theroux, age 66, has served as president, since 2007, and chief executive officer, since 2012, of Lake Sunapee Bank, FSB, located in Newport, New Hampshire, and its holding company, New Hampshire Thrift Bancshares, Inc. Mr. Theroux also serves as a director and vice-chair of both companies. Mr. Theroux joined Lake Sunapee Bank, FSB, in 1987 and has served as its chief financial officer, chief operating officer, and corporate secretary at various times throughout his career. Mr. Theroux also serves as a director of Lake Sunapee Bank Group. In addition, Mr. Theroux has served as chairman of the Board of Charter Trust Company, located in Concord, New Hampshire, since 2014. Mr. Theroux is also a past chairman of the board of Proctor Academy, located in Andover, New Hampshire, and currently serves as a trustee. Mr. Theroux began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2018.

John F. Treanor, age 68, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Mr. Treanor also served as president and chief operating officer at The Washington Trust Company for 10 years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994 to 1999); executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991 to 1994); and various senior management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr. Treanor also serves on the board of directors of Thielsch Engineering Company. Mr. Treanor has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2016.

Michael R. Tuttle, age 61, has served as a director of Merchants Bank since 2006 and as a director of Merchants Bancshares, Inc., located in South Burlington, Vermont, since 2007. He is also the former president and chief executive officer of each of Merchants Bancshares Inc. (from 2007 through 2015) and Merchants Bank (from 2006 through 2014). Mr. Tuttle is also a former director of Fairpoint Communication, Inc. Mr. Tuttle began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2018.

John Witherspoon, age 59, has served as president and chief executive officer of Skowhegan Savings Bank in Skowhegan, Maine, since November 2007. Mr. Witherspoon began serving as a director of the Bank on January 1, 2016, and his current term will conclude on December 31, 2019.

Independent Directors

The independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.

Andrew J. Calamare (chair), age 60, has served as president and chief executive officer of The Co-operative Central Bank, located in Boston, Massachusetts, since March 2015, and served as executive vice president of The Co-operative Central Bank between January 2011 and March 2015. Prior to that position, Mr. Calamare served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Previously, Mr. Calamare served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2016.

Joan Carty, age 64, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She has also served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term will conclude on December 31, 2018.

Eric Chatman, age 55, served as president and executive director of the Connecticut Housing Finance Authority from April 2012 until March 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines. Mr. Chatman has served as a director of the Bank since June 16, 2014, and his current term will conclude on December 31, 2019.

Patrick E. Clancy, age 69, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. He continues to engage in the field as an independent consultant and developer. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2018.

Cornelius K. Hurley, age 70, has served as director of the Boston University Center for Finance, Law & Policy, the successor to the Morin Center for Banking and Financial Law at Boston University School of Law, since 2005. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly owned subsidiary of Computershare, Ltd. Prior to serving as director of the Center for Finance, Law & Policy, Prof. Hurley served as managing director of The Secura Group from 1990 to 1997, and as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies from 1981 to 1990. He also previously served as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was appointed as a director of the Bank on March 30, 2007, for a term that expired on December 31, 2008. Prof. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, and has served on the board of directors continuously since that date. His current term will conclude on December 31, 2017.

Jay F. Malcynsky, age 62, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting, since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington, D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director on March 30, 2007, and his current term will conclude on December 31, 2016.

Emil J. Ragones, age 69, is an adjunct professor at the Boston College Carroll School of Management in the Masters of Science in Accounting Program, a position he has held since January 2013. He served as executive in residence at Accounting Management Solutions, Inc., located in Boston, Massachusetts, from 2008 through April 2015, providing accounting and financial management services. Mr. Ragones previously worked at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including financial services. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's National Professional Practice office for assurance and advisory business services. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current term will conclude on December 31, 2019.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: http://www.fhlbboston.com/downloads/aboutus/Audit_Committee_Charter.pdf.

The members of the Audit Committee are Directors Ragones (chair), Crowe (vice chair), Chatman, Malcynsky, Treanor, and Calamare (ex officio). The board has determined that Director Crowe is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Crowe is not an auditor or accountant for us, does not perform fieldwork, and is not a Bank employee. In accordance with the SEC's safe harbor relating to Audit Committee financial experts, a person designated or identified as an Audit Committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Crowe’s independence.

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

Management is responsible for the Bank's internal controls and the financial reporting process. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, is responsible for performing an independent audit of the financial statements and the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board (PCAOB). Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the direction of the Director of Internal Audit, who is accountable to the Audit Committee. The Audit Committee acts in an oversight role with the responsibility to monitor and oversee these processes.

The Audit Committee discussed with our internal auditors and PwC the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and PwC, with and without management present, to discuss the results of their examinations, their evaluations of the Bank's internal controls, and the overall quality of the Bank's financial reporting.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2015, for filing with the SEC.

Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	57
George H. Collins	Executive Vice President and Chief Risk Officer	56
M. Susan Elliott	Executive Vice President and Chief Business Officer	61
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	54
Timothy J. Barrett	Senior Vice President and Treasurer	57
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	49
Barry F. Gale	Senior Vice President and Executive Director of Human Resources	56
Sean R. McRae	Senior Vice President and Chief Information Officer	51
Carol Hempfling Pratt	Senior Vice President, General Counsel, and Corporate Secretary	57
_________________________

(1)	Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

Edward A. Hjerpe III has served as president and chief executive officer since July 2009. Mr. Hjerpe joined us from Strata Bank and Service Bancorp, Inc., where he was interim chief executive officer from September 2008 until joining us. Mr. Hjerpe was a financial, strategy, and management consultant from August 2007 to September 2008. He was both president and chief operating officer of the New England Region of Webster Bank and senior vice president of Webster Financial Corporation from May 2004 to June 2007. Prior to those roles, Mr. Hjerpe served as executive vice president, chief operating officer, and chief financial officer at FIRSTFED AMERICA BANCORP, Inc. from July 1997 to May 2004. Mr. Hjerpe also worked with us from 1988 to 1997, first as vice president and director of financial analysis and economic research, and ultimately as executive vice president and chief financial officer. Mr. Hjerpe has been involved in numerous community, civic, industry, and nonprofit organizations over the course of his career. He currently serves as a member of the board of directors of the Office of Finance and as a member of the FHLBank Presidents Conference. He is also a former member and past chair of the board of Dental Services of Massachusetts, a current member and past chair of the board of trustees of St. Anselm College in Manchester, New Hampshire, and a current member of the board of directors of the Pentegra Defined Benefit Plan for Financial Institutions. Mr. Hjerpe earned a B.A. in business and economics from St. Anselm College, and an M.A. and Ph.D. in economics from the University of Notre Dame.

George H. Collins has served as executive vice president and chief risk officer since January 2015 and is also our chief compliance officer. Mr. Collins previously served as senior vice president and chief risk officer, a position he held since November 2006. Prior to assuming that position, Mr. Collins served as first vice president, director of market risk management from 2005 to 2006. Mr. Collins joined us in July 2000 as vice president and assistant treasurer. He holds a B.S. in applied mathematics and economics from the State University of New York at Stony Brook.

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

Brian G. Donahue has served as senior vice president, controller, and chief accounting officer since January 2013, and previously as first vice president, controller and chief accounting officer since February 2010. Prior to assuming that position, Mr. Donahue served as first vice president and controller since 2007, vice president and controller from 2004 to 2007, assistant vice president and assistant controller from 2001 to 2004, and in progressively responsible positions from 1992 to 1999, when he served as assistant controller. Mr. Donahue worked for two years as assistant vice president and division controller for State Street Bank and Trust Company, from 1999 to 2001. Prior to joining us in 1992, Mr. Donahue was an associate with Price Waterhouse. Mr. Donahue earned his B.B.A. from James Madison University and his M.B.A. from Boston University, and is a certified public accountant.

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

For the year ended December 31, 2015, the named executive officers were:

Edward A. Hjerpe III	President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer;
M. Susan Elliott	Executive Vice President and Chief Business Officer;
George H. Collins	Executive Vice President and Chief Risk Officer;
Carol Hempfling Pratt	Senior Vice President and General Counsel; and
Timothy J. Barrett	Senior Vice President and Treasurer.

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2015. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy (defined below) reflecting performance and market conditions, effective January 1, 2016. Additionally, we adopted an executive incentive plan (an EIP) in 2015 (the 2015 EIP). Cash incentives awarded under EIPs in 2015 were generally determined based on the criteria set forth in the 2015 EIP and the 2013 EIP. Finally, all Bank employees, including the named executive officers, were awarded a special cash bonus equal to 4 percent of base salary as of December 1, 2015, in recognition of our success for the year ended December 31, 2015, reflected in our record net income for the year as well as a number of measures that are indicators of our success against meaningful criteria for the past several years.

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

The members of the Compensation Committee are:

John W. McGeorge, Chair
Jay F. Malcynsky, Vice Chair
Joan Carty
Martin J. Geitz
Michael R. Tuttle; and
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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on the Form 10-K for the year ending December 31, 2015.

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

Objectives of our Compensation Program and What it is Designed to Reward

We are committed to providing a compensation package that enables us to attract, retain, motivate, and reward highly skilled executive officers, including the named executive officers, who contribute significantly to the achievement of our mission, goals, and objectives. The FHFA reviews FHLBank compensation of the named executive officers, as described under — FHFA Oversight of Executive Compensation.

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

Risk and Bank Compensation Practices and Policies

Our chief risk officer reviews the design of our compensation plans and policies, including the 2015 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2015 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2015, and ending December 31, 2017, and targeted regulatory results at December 31, 2017, with associated deferred payouts of 50 percent of the 2015 EIP's awards, which are intended to align management's interests with risk-management objectives.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2015 short-term awards, which are intended to further reduce the risk of imprudent risk-taking.

Further, our chief risk officer and our head of human resources jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2016, the Compensation Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are designed to manage any conflict of interests and promote independence in risk management in a manner independent of the financial performance of the business areas these personnel monitor. For example, as discussed under — Executive Incentive Plan — Incentive Goals, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings under the 2015 EIP than the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile. Likewise, all participants in the 2015 EIP working in our enterprise risk-management (ERM) department have somewhat different goals and weightings than their peers in other departments. Additionally, the review of the chief risk officer includes input by the board of directors’ Risk Committee.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the FHFA reviews all executive compensation, including the 2015 EIP, relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is across a broad group of organizations representing different industries. In particular, we experience a greater frequency of competition for talent with financial services firms, including commercial banks, other FHLBanks, other GSEs, such as Fannie Mae and Freddie Mac, and other financial institutions, including those in the private sector. We also recognize that a “one-size-fits-all” approach to compensation may need to be adjusted at times to attract employees that may have critical skills (e.g., technology staff) to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by asset-management firms that may be labor market competitors even though they are not business competitors. As a result, we may, at times, have to expand recruiting efforts to a regional or national basis to recruit named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer comparable compensation packages to attract, retain, motivate, and reward top talent. When setting compensation levels, we also consider the cost of living in the Boston area.

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

The first competitive peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2015, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive for each matched position as discussed below in more detail.

The second primary peer group, commercial/regional banks, serves as a relevant comparator group for competitive positioning of the total rewards package for those positions requiring financial services experience, including the named executive officers. The commercial/regional bank peer group focuses on large and mid-sized commercial/regional banks and financial services firms but excludes large global investment banks. Both the Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas. The commercial bank peer group consists mostly of banks with multiple product lines/offerings and significant assets. The most significant difference between us and the commercial/regional bank peer group is that we are focused on wholesale banking activities while the peer group generally engages in both wholesale and retail activities. The market analysis focuses on the wholesale activities and excludes retail-focused positions.

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 2015 FHLB Custom Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives.

The following is a list of survey participants that were included by McLagan in the commercial/regional banks peer group in the 2015 FHLB Custom Survey as well as proxy data from smaller public peers with assets between $5 and $20 billion. Not all participants reported positions that matched the data set for the named executive officers.

ABN AMRO	Espirito Santo Investment	Park National Corp.
AIB Capital Markets	EverBank	People's United Bank
Ally Financial Inc.	F.N.B. Corp.	Pinnacle Financial Partners
Ameriprise Financial, Inc.	Fannie Mae	PNC Bank
Associated Banc-Corp	FCB Financial Holdings Inc.	PrivateBancorp Inc.
Astoria Financial Corp.	Fidelity Investments	Provident Financial Services
Australia & New Zealand Banking Group	Fifth Third Bank	Prudential Financial
Banc of California Inc.	First Citizens Bank	Putnam Investments
BancFirst Corp.	First Commonwealth Financial	Rabobank
Banco Bilbao Vizcaya Argentaria	First Financial Bancorp.	Rabobank Nederland
Banco Santander	First Financial Bankshares	RBS / Citizens Bank
BancorpSouth Inc.	First Interstate BancSystem	Regions Financial Corporation
Bank Hapoalim	First Merchants Corp.	Renasant Corp.
Bank of America	First Merit Bank	Royal Bank of Canada
Bank of Hawaii Corp.	First Midwest Bancorp Inc.	Sallie Mae
Bank of Ireland Corporate Banking	First Niagara	Santander Bank, NA
Bank of the Ozarks Inc.	Flushing Financial Corp.	Societe Generale
Bank of the West	Freddie Mac	South State Corporation
BankUnited Inc.	Fulton Financial Corp.	Standard Chartered Bank
Bayerische Landesbank	GE Capital	State Street Bank & Trust Company
BBCN Bancorp Inc.	Glacier Bancorp Inc.	Sterling Bancorp
BBVA Compass	Great Western Bancorp	Sumitomo Mitsui Banking Corporation
Berkshire Hills Bancorp Inc.	Hancock Bank	Sumitomo Mitsui Trust Bank
BlackRock, Inc.	Heartland Financial USA Inc.	SunTrust Banks
BMO Capital Markets	Hilltop Holdings Inc.	Susquehanna Bancshares Inc.
BNP Paribas	Home BancShares Inc.	SVB Financial Group
BOK Financial Corporation	HSBC	Synovus

Boston Private Financial	Huntington Bancshares, Inc.	Talmer Bancorp Inc.
Branch Banking & Trust Co.	IBERIABANK Corp.	TCF Financial Corp
Brookline Bancorp Inc.	Independent Bank Corp.	TCF Financial Corp.
Brown Brothers Harriman & Co. Capital Group	ING	TD Securities
Capital Bank Finl Corp	International Bancshares Corp.	Texas Capital Bancshares Inc.
Capital One	Investors Bancorp Inc	The Bank Of New York Mellon
Cathay General Bancorp	JPMorgan	The Bank of Nova Scotia
Chemical Financial Corp.	KBC Bank	The CIT Group
China Merchants Bank	KeyCorp	The Norinchukin Bank, New York Branch
CIBC World Markets	Landesbank Baden-Wuerttemberg	The Northern Trust Corporation
Citigroup	Lloyds Banking Group	The Vanguard Group, Inc.
Citizens Financial Group	M&T Bank Corporation	Tompkins Financial Corporation
City National Bank	Macquarie Bank	Trustmark Corp.
CLSA	MB Financial Inc.	U.S. Bancorp
Columbia Banking System Inc.	Mitsubishi Securities	UMB Financial Corp.
Comerica	Mitsubishi UFJ Trust & Banking Corporation	Umpqua Holding Corporation
Commerzbank	Mizuho Bank	UniCredit
Commonwealth Bank of Australia	Mizuho Capital Markets	Union Bkshs Corp
Community Bank System Inc.	MUFG Union Bank	United Bankshares Inc.
Crédit Agricole CIB	National Australia Bank	United Community Banks Inc.
Credit Industriel et Commercial	National Penn Bancshares Inc.	United Financial Bancorp
Cullen Frost Bankers, Inc.	Natixis	United Overseas Bank Group
Customers Bancorp Inc	NBT Bancorp Inc.	Valley National Bancorp
CVB Financial Corp.	New York Community Bank	Washington Federal Inc.
DBS Bank	Nomura Securities	Webster Bank
Dexia	Nord/LB	Wells Fargo Bank
DnB Bank	Northwest Bancshares, Inc.	WesBanco Inc.
DVB Bank	OCBC Bank	Westamerica Bancorp.
DZ Bank	Old National Bancorp	Western Alliance Bancorp
Eagle Bancorp Inc	Opus Bank	Westpac Banking Corporation
Erste Group Bank AG	PacWest Bancorp	Zions Bancorporation

Data from international banks only contained results from their U.S. operations.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, skills, experience, the criticality of the role, and tenure through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an EIP to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we offer higher base salaries, cash-incentive opportunities, and certain retirement benefits to keep our compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be comparable with the total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable with the total rewards packages at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with total cash compensation of the named executive officer's peers at other FHLBanks. The Compensation Committee has also considered total cash compensation at the other FHLBanks as the comparator since it includes base salaries and cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System. The Compensation Committee has been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2015, these goals and objectives were developed to align with our strategic business plan. At the end of the year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation, although the board of director’s Risk Committee provides input on the evaluation of the chief risk officer. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate giving consideration to the Total Rewards Philosophy.

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

After review and nonobjection by the FHFA, the board of directors awarded the named executive officers an increase in base salary on February 5, 2016, with retroactive application to January 1, 2016. In determining the amount of the increases, the Compensation Committee considered market data from the McLagan 2015 FHLB Custom Survey, discussed under — Overview of the Labor Market for Senior Managers above. Additionally, the Compensation Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Compensation Committee, increases in base salary for each of the named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases:

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Edward A. Hjerpe III	$733,300	$756,700	3.19%
President and Chief Executive Officer

Frank Nitkiewicz	$358,000	$369,280	3.15%
Executive Vice President and Chief Financial Officer

M. Susan Elliott	$358,000	$369,280	3.15%
Executive Vice President and Chief Business Officer

George H. Collins	$330,000	$339,570	2.90%
Executive Vice President and Chief Risk Officer

Carol Hempfling Pratt	$295,000	$324,500	10.00%
Senior Vice President and General Counsel

Timothy J. Barrett	$295,000	$324,500	10.00%
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

The Compensation Committee reviews each component of the EIP's plan design including, eligible participants, goals, goal weighting, achievement levels, and payout opportunities. The Compensation Committee administers the EIP and has full power and binding authority to construe, interpret, and administer and adjust the EIP during or at the end of the plan year for extraordinary circumstances. Extraordinary circumstances may include changes in, among other things, business strategy, termination or commencement of business lines, significant growth or consolidation of the membership base, impact of severe economic fluctuations, or significant regulatory or other changes impacting us or the FHLBank System. The Committee may not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA.

Purpose of the 2015 EIP

The 2015 EIP is intended to:

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

2015 EIP Plan Design

The design of the 2015 EIP was guided by principles intended to:

•	promote achievement of our financial plan and strategic objectives in our strategic business plan;

•	provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and

•	facilitate the retention and commitment of our corporate officers.

Incentive Goals

The 2015 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. Where possible, the goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. To mitigate unnecessary or excessive risk-taking, the 2015 EIP contains measures for overall performance that are achieved through Bankwide collaboration of activity but cannot be individually attained or altered by participants in the 2015 EIP. Additionally, the 2015 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2015, and ending December 31, 2017, and targeted regulatory results at December 31, 2017, which are intended to align management's interests with our long-term financial performance and condition. Further, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings than the other named executive officers, which are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Further, as described in greater detail under — Determination of Awards under the 2015 EIP, the Compensation Committee and the board of directors maintained authority over all awards under the 2015 EIP, however, the 2015 EIP prohibits award payouts to participants that do not receive a performance rating of “consistently meets expectations” or better.

Short-Term Incentive Goals and Actual Achievement

The 2015 EIP includes the following short-term incentive goals for the named executive officers:

•
Pre-assessment, pre-other-than-temporary-impairment core return on capital stock (the core return goal): Pre-assessment, pre-other-than-temporary-impairment core return on capital stock (as such term is defined in the 2015 EIP and referred to in this report as core return on capital stock) is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, other-than-temporary-impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary-impairment credit losses due to improvements in projected private-label MBS performance, and private-label MBS litigation settlement income. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the exclusions described in the immediately prior sentence, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.

•	Housing Finance Agency (the HFA goal): This goal is measured by the promotion our products and services to HFAs and their use of our products and services.

•	Economic and community development initiative (the ECDI goal): This goal is measured by our outreach to understand economic development needs in New England and potential strategies to address them.

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

The 2015 EIP includes the following short-term incentive goals for the named executive officers, except for Mr. Collins:

•
New business and mission goal (the new business goal): This goal is measured by the total amount of advances originated during 2015 to depository institution members with maturities of greater than or equal to one year in term (and not pre-payable without fee), including advances restructurings that result in extension of the advance in maturity of one year or longer, but excluding certain AHP-related advances and advances to insurance company members.

•	Insurance advances disbursements (the insurance advances goal): This goal is measured by the amount of new advances originated in 2015 (any type and maturity of advance) to insurance company members.

•	Insurance membership (the insurance membership goal): This goal is measured by the number of insurance companies approved for membership by the president and chief executive officer in 2015.

Mr. Collins' short-term incentive goals, as chief risk officer, differ somewhat and have different weightings from the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Under the 2015 EIP, Mr. Collins' short-term incentive goals include the core return goal and individual goal but exclude the new business goal, insurance advances goal, and insurance membership goal. Mr. Collins' short-term goals also include:

•
Bankwide ERM initiatives (the ERM goals): These goals are described and measured as set forth in Table 11.2. Mr. Collins' achievement of these goals was evaluated by Mr. Hjerpe in his capacity as Mr. Collins' manager.

•
Remediation of 2014 Report of Examination Findings (the remediation goal): This goal is measured by the clearance rate of 2014 FHFA examination findings that identified our weaknesses, excluding a finding on our asset classification report.

The following Table 11.1 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than ERM and individual goals which are set forth in Tables 11.2 and 11.3, respectively, for the year ended December 31, 2015.

Table 11.1

	Weighting
Goal	Named Executive Officers other than Chief Risk Officer	Chief Risk Officer	Threshold	Target	Excess	Actual Achievement
Core Return	30%	25%	2.85 percent (1)	3.20 percent(1)	3.88 percent(1)	4.43 percent
New Business	25%	NA	$1.25 billion	$2.5 billion	$3.75 billion	$3.78 billion
Insurance Advances	15%	NA	$300 million	$600 million	$1 billion	$1.7 billion
Insurance Membership	10%	NA	3 new members	5 new members	7 new members	7 new members
HFA	5%	5%	Management committee members complete four or more meetings with HFAs and present a specific lien collateralization option.
Threshold criteria plus present the MPF program to one or more HFAs and complete analysis and consider specific criteria for HFA bond investments and present to an internal committee by April 30, 2015.

Target criteria plus
disburse a minimum of one advance to an HFA in our district and approve one such HFA to participate in the MPF program or purchase one or more loans from an existing HFA under the program.
						Excess
ECDI	5%	5%	N/A	Complete legal, regulatory and financial analysis; meet with a minimum of three financial intermediaries and present report of alternative strategies to the board at March 2015 meeting.	N/A	Target
Remediation	NA	20%	Clear all remediation matters requiring board attention and clear 3 out of 4 of the other remediation matters.	Clear all remediation matters requiring board attention and clear all other remediation matters.	Target criteria plus receive fewer matters requiring board attention in the 2016 regulatory examination.	Target
ERM	NA	35%	See Table 11.2	See Table 11.2	See Table 11.2	See Table 11.2
Individual	10%	10%	See Table 11.3	See Table 11.3	See Table 11.3	See Table 11.3
___________________________

(1)
These performance levels were adjusted from the amounts originally established in the 2015 EIP. The 2015 EIP provides that the originally established performance levels were to be adjusted up or down by 1.25 basis points for every basis point by which the average daily federal funds rate deviated from the 0.25 percent assumed in our strategic business plan. In 2015, the average daily federal funds rate deviation was 11.45 basis points, resulting in a 14.31 basis point downward adjustment for each of the performance levels. In addition, the 2015 EIP provides that each of the originally established performance levels were to be adjusted up or down by one basis point for every $7.5 million by which the quantity of our average stock outstanding minus the average aggregate stock investment requirement for all shareholders (average excess stock) is greater or less than the $361.5 million assumed in our strategic business plan. In 2015, average excess stock was $424.6 million, resulting in a 8.41 basis point decrease for each of the performance levels. Taken together, these adjustments amounted to a 22.72 basis point decrease for each of the performance levels.

The following table 11.2 sets forth the ERM Goals and the actual achievement for the year ended December 31, 2015.

Table 11.2 ERM Goals and Actual Achievement
Goals	Threshold	Target	Excess	Actual Achievement
Optimize ERM structure for efficiency and to provide career growth opportunities for staff.	Assess each area in ERM by June 2015.	Make recommendations by September 2015.	Implement recommendations by December 2015.	Excess
Develop a risk allocation model by product to quantify the amount of risk each business and product contributes to the Bank’s overall risk profile.	Develop model.	Present model to the board by September 2015.	Incorporate model into capital planning process.	Target
Model risk management: a) develop model performance metrics for four ERM models by June 30, 2015; and b) complete full model assessment for certain key Bank models, including the completion of a business case comparing those models with alternative models and providing a recommendation by December 31, 2015.
	Develop model performance metrics for the four ERM models and complete a full model assessment, business case and recommendation for one model by December 31, 2015.	Timely completion of either a or b of this goal.	Timely completion of both a and b of this goal.	Excess
Conduct training sessions on various ERM matters.	Conduct three trainings by December 31, 2015.	Threshold criteria plus conduct an additional three sessions led by non-corporate officers.	Target criteria plus review materials from three sessions with the board’s risk committee.	Excess

The following Table 11.3 sets forth the named executive officers' individual, Bankwide or department specific goals, levels of achievement, and actual results. Each component of each named executive officer’s individual, Bankwide or department specific goals was weighted equally.

Table 11.3 Individual, Bankwide or Department-Specific Goals by each Named Executive Officer
Mr. Hjerpe
Goals	Threshold	Target	Excess	Actual Achievement
MVE to Par Stock ratio.	Ratio is at 2014 year-end level.	Ratio is at 2014 year-end level, plus 4 percent.	Ratio is at 2014 year-end level, plus 8 percent.	Excess.
Maintain financial capacity to pay a dividend at a specified minimum level for four quarters.	Dividends in an amount at or above specified minimum level paid for four quarters.	Achieve threshold criteria plus end excess stock repurchase moratorium.	Achieve target criteria plus exceed “target” on the pre-assessment, pre-OTTI core return on capital stock goal as defined in the 2015 EIP.	Excess.

Meet with and make presentations on the financial condition and other important aspects of the Bank to member trade associations and other industry groups.	Attend and present at four such meetings.	Attend and present at six such meetings, including at least one insurance company focused meeting.	Attend and present at eight such meetings including at least one insurance company meeting and one housing finance agency meeting.	Excess.

Mr. Nitkiewicz
Goals	Threshold	Target	Excess	Actual Achievement
Evaluate strategies to normalize stock management and reduce stock investment requirements in the future.	By June 30, 2015, present plan to asset-liability committee (ALCO) and finance committee to establish a range of acceptable excess stock levels and a plan to maintain these levels.	Maintain compliance with excess stock ranges prescribed in target requirement for the second half of 2015.	Implement reduction of stock investment requirements as directed by 2015 Strategic Business Plan.	Split Threshold/Target.
Lead initiative to replace general ledger and accounts payable system with a broader financial system, potentially integrated with human resource system.
Oversee the completion of business requirements document for financial system including general ledger, accounts payable, budgeting, procurement, and reporting functionality, in tandem with development of business requirements document for human resources system.
		Achieve threshold criteria plus select vendor for contract negotiations and obtain our project committee’s approval of financial system (with or without human resource system).	Achieve target criteria plus finalize contract with selected vendor and present a staged implementation plan to our project committee.	Excess.
Evaluate the mission and strategic functions of departments under the chief financial officer to ensure optimal effectiveness and efficiency.	Conduct an evaluation of the current mission and functional roles within each department reporting to the chief financial officer.	Achieve threshold criteria plus assess and document any recommended changes to current scope of roles within these departments.	Achieve target criteria plus develop implementation plan to effect recommended changes.	Split Target/Excess.

Ms. Elliott
Goals	Threshold	Target	Excess	Actual Achievement
Drive the insurance company strategy implementation.
Develop a target list of insurance companies to develop advances business from, ensure that staff meet with a minimum of 10 of those targets and personally meet with a minimum of five of these targets.
		Achieve threshold criteria plus generate $500 million in advances disbursements to insurance companies.	Achieve target criteria plus generate $1 billion in advances disbursements to insurance companies.	Excess.
Conduct outreach to depository institution members and develop long term advances business.	Develop target list and submit to President Hjerpe by January 31, 2015.	Achieve threshold criteria plus ensure that staff meet with all on target list and personally meet with a minimum of 10 of these targets (excluding insurance companies).	Achieve target criteria plus generate $3.5 billion in long term advances disbursements (excluding insurance company volume).	Excess.

Conduct outreach to and develop business with New England housing finance agencies.	Conduct four meetings with New England housing finance agencies and document presentation of financial strategies model.
Achieve threshold criteria plus conduct one additional meeting with another New England housing finance agency; document presentation of specific lien option for advances to two of these housing finance agencies; and disburse at least one advance to one housing finance agency.
			Achieve target criteria plus conduct one additional meeting with another New England housing finance agency and present MPF program to a housing finance agency.	Excess.

Mr. Collins
Goals	Threshold	Target	Excess	Actual Achievement
Efficiently resolve internal audit findings.	All summary of outstanding audit finding (SOAF) items opened in first and second quarters of 2014 moved to “submitted status” with internal audit.	All SOAF items opened in the first and second quarters of 2015 moved to “completed status” with internal audit.	No outstanding SOAF items as of December 31, 2015.	Threshold not satisfied
Improve chief risk officer communication and visibility.	Meet monthly with enterprise risk management officers and hold six department-wide meetings.	Achieve threshold criteria plus conduct one-on-one meetings two levels down twice a year.	Achieve target criteria plus conduct at least 36 one-on-one meetings with corporate officers.	Threshold not satisfied

Ms. Pratt
Goals	Threshold	Target	Excess	Actual Achievement
Improve organizational and operational efficiency in contracting, procurement and vendor management functions.	Create and chair cross-functional team to explore ways to (1) better coordinating procurement, contracting and vendor management functions and (2) improve compliance with related policies.	Draft an action plan designed to improve coordination of those functions.	Achieve target criteria plus obtain management committee approval of the action plan and begin implementing prior to commencement of 2015 FHFA examination.	Excess.
Support new technology solutions.	Support initiative to migrate to a new cloud-based email solution, including by reviewing contract and providing written comments and advice on legal risks.	Achieve threshold criteria plus support request for proposal (RFP) process for new general ledger solution, including by drafting template contractual provisions for inclusion in the RFP.
Achieve target criteria plus, with respect to the general ledger solution, support contract negotiations to a conclusion that is satisfactory to the business units, as evidenced by either an executed contract or an affirmative decision by the business units after negotiations that execution of a contract is not in the Bank’s best interests.
Split Target/Excess.

Mr. Barrett
Goals	Threshold	Target	Excess	Actual Achievement

Analyze and recommend process improvements for straight-through-processing (STP) of long term investments and letters of credit.	Identify potential process improvements to STP and present to internal committee by June 30, 2105.	Achieve threshold criteria plus obtain departmental approvals on proposed improvements by September 30, 2015, and executive committee’s approval to pursue proposed improvements by December 31, 2015.	Achieve target criteria plus submit proposed improvements to business and operations committees by December 31, 2015, for contribution to other Bank projects.	Threshold.
Develop and present feasibility analysis on new products.	Structure and fund a long term advance by March 31, 2015, using new spread-based process.	Achieve threshold criteria plus present feasibility analysis of new MPF products to ALCO by December 31, 2015.
Achieve target criteria plus present ALCO with a recommendation whether the Bank will follow the MPF governing committee’s recommend initiatives to increase volume and ad a new non-qualified mortgage product by December 31, 2015.
Split Threshold/Target.
Analyze the feasibility of investing in HFA bonds.	Provide ALCO with a comparison of HFA bonds to funding, highlighting risk and return drivers by March 31, 2015.	Achieve threshold criteria plus structure a bond with HFA that meet the Bank’s risk profile. Provide to ALCO for review and approval by June 30, 2015.	Achieve target criteria plus develop related policies and procedures.	Split Target/Excess.

Long-Term Incentive Goals

In addition, the 2015 EIP includes two long-term incentive goals. The first, weighted at 67 percent of the total long-term opportunity, is based on our average core return on capital stock over the three-year period starting January 1, 2015, and ending December 31, 2017. The 2015 EIP provides that the performance levels for this goal will be adjusted up or down by 1.45 basis points for every basis point by which the average daily federal funds rate deviates from the 1.06 percent that we have forecast. In addition, the 2015 EIP provides that each of the performance levels will be adjusted up or down by one basis point for every $7.5 million by which the quantity of our average stock outstanding minus the average aggregate stock investment requirement for all shareholders is greater or less than the average excess stock that we have forecast for the period.

For information on how core return on capital stock is determined, see — Short-Term Incentive Goals and Actual Achievement.

Long-Term Goal	Average Core Return on Capital Stock from January 1, 2015 to December 31, 2017
Threshold	3.42%
Target	4.27%
Excess	5.12%

The second long-term incentive goal will be measured by the achievement of certain targeted regulatory goals by December 31, 2017. This goal is weighted at 33 percent of the total long-term opportunity.

Incentive Opportunities under the 2015 EIP

Incentive opportunities under the 2015 EIP are based on each named executive officer's base salary at December 31, 2015 (referred to as 2015 incentive salaries).

The following Table 11.4 sets forth the combined short and long-term incentive opportunities under the 2015 EIP, in each case expressed as percentages of the named executive officers' 2015 incentive salaries:

Table 11.4
	Combined Short- and Long-Term Incentive Opportunity
	Threshold	Target	Excess
President	50.00%	75.00%	100.00%
All Other Named Executive Officers	30.00%	50.00%	70.00%

At the conclusion of 2015, individual awards were calculated based on actual goal achievement as of December 31, 2015. Participants were eligible to receive 50 percent of such award in a cash payment in March 2016, following non-objection by the FHFA and approval of the board of directors. Table 11.5 below sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2016, in each case expressed as percentages of the named executive officers' 2015 incentive salaries:

Table 11.5
	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	25.00%	37.50%	50.00%
All Other Named Executive Officers	15.00%	25.00%	35.00%

The remaining 50 percent of the combined award, calculated at the end of 2015, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goal, as set forth in Table 11.6 below.

Table 11.6
Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 50% of the combined short- and long-term incentive opportunity	100% of the remaining 50% of the combined short- and long-term incentive opportunity	150% of the remaining 50% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2015 EIP

Awards for the short-term goals, other than the ERM and individual goals under the 2015 EIP, were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity for Level of Achievement (Table 11.4)	X	2015 Incentive Salary

If the result for the goal were less than the threshold level of achievement (Table 11.1), the award for that goal would have been zero absent an act of discretion. For goals achieved above the excess level of achievement (Table 11.1), there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the threshold and excess levels of achievement. In administering the EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded threshold. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity (Table 11.4) Interpolated for Actual Level of Achievement	X	2015 Incentive Salary

Our staff calculated the named executive officers' awards under the 2015 EIP's short-term goals, in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed the results of each of the other named executive officer's level of achievement under that named executive officer's individual goal, and for Mr. Collins, also the ERM goals, and made award recommendations to the Compensation Committee for the Compensation Committee's consideration. Mr. Hjerpe recommended that Mr. Collins be awarded a payout of threshold for his individual goals because his actual achievement was very close to achieving the threshold criteria and the results of the 2015 FHFA regulatory examination were positive. The Compensation Committee discussed and adopted those recommendations. The Compensation Committee determined Mr. Hjerpe's incentive award for his individual goal following the Compensation Committee's review of the level of achievement for this goal as provided by Mr. Hjerpe and the Compensation Committee's assessment of Mr. Hjerpe's achievement of this goal. The Compensation Committee and board of directors determined that Mr. Hjerpe achieved all three of his goals at excess, as set forth in Table 11.3.

Based on those calculations and determinations, the combined incentive awards were calculated, by goal, as follows:

2015 Combined Short-and Long-Term Awards as Calculated by Goal
Participant	Core Return	New Business	Insurance Advances	Insurance Membership	HFA	ECDI	Remediation	ERM	Individual	Total Combined Award
Mr. Hjerpe	$219,990	$183,325	$109,995	$73,330	$36,665	$27,499	NA	NA	$73,330	$724,134
Mr. Nitkiewicz	75,180	62,650	37,590	25,060	12,530	8,950	NA	NA	19,154	241,114
Ms. Elliott	75,180	62,650	37,590	25,060	12,530	8,950	NA	NA	25,060	247,020
Mr. Collins	57,750	NA	NA	NA	11,550	8,250	$33,000	$75,076	9,900	195,526
Ms. Pratt	61,950	51,625	30,975	20,650	10,325	7,375	NA	NA	19,176	202,076
Mr. Barrett	61,950	51,625	30,975	20,650	10,325	7,375	NA	NA	12,782	195,682

The named executive officers were eligible to receive 50 percent of the combined award illustrated above in a cash payment in March 2016, following approval of the board of directors. The below table's column “short-term award” sets forth the short-term incentive award paid to the named executive officers in March 2016 and the remaining 50 percent which then becomes the target level of achievement for the long-term incentive opportunity.

	2015 Combined Short-and Long-Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement
Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$724,134	$362,067	$362,067
Mr. Nitkiewicz	241,114	120,557	120,557
Ms. Elliott	247,020	123,510	123,510
Mr. Collins	195,526	97,763	97,763
Ms. Pratt	202,076	101,038	101,038
Mr. Barrett	195,682	97,841	97,841

Final awards under the 2015 EIP's long-term incentive opportunities cannot be determined until after December 31, 2017, since they are based on average core return on capital stock over the three-year period starting January 1, 2015, and ending December 31, 2017, and targeted regulatory results as of December 31, 2017. Based on the Bank's and individual levels of achievement as of December 31, 2015, the named executive officers are eligible for long-term incentive opportunities, payable in March 2018, as follows:

	Long-Term Incentive Opportunity at Threshold, Target, and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$181,034	$362,067	$543,101
Mr. Nitkiewicz	60,279	120,557	180,836
Ms. Elliott	61,755	123,510	185,265
Mr. Collins	48,882	97,763	146,645
Ms. Pratt	50,519	101,038	151,557
Mr. Barrett	48,921	97,841	146,762

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions:

•
Participants must be employed by us on the payment date in March 2018 to receive the long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2015 EIP.

•
Subject to the discretion of the board of directors, the calculated long-term award may be reduced or eliminated (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2016 and/or 2017, any of the following occur such that if it had occurred prior to the year-end 2015 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:

◦	operational errors or omissions result in material revisions to our 2015 financial results, information submitted to the FHFA, or data used to determine the combined award at year-end 2015;

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

•
Pentegra Defined Contribution Plan for Financial Institutions (the Pentegra Defined Contribution Plan), a 401(k) thrift plan, under which we match employee contributions for all eligible employees; and

•
Thrift Benefit Equalization Plan (the Thrift BEP), a nonqualified, unfunded defined contribution plan with a deferred compensation feature, which is available to the named executive officers, directors, and such other personnel as determined by the board of directors.

The Compensation Committee believes that the Thrift BEP, together with the Pension BEP, provide retirement benefits that are necessary for our total rewards package to remain competitive, particularly compared with labor market competitors that may offer equity-based compensation. Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

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

Employment Status and Severance Benefits

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2015, are "at will" employees. Each may resign his or her employment at any time and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

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

FHFA Oversight of Executive Compensation

The FHFA provides certain oversight of FHLBank executive officer compensation. Section 1113 of HERA requires that the Director of the FHFA prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the FHFA has issued final rules on executive compensation and golden parachute payments, which provide for oversight of such compensation and payments. In addition to those rules, the FHFA has issued an advisory bulletin on principles for FHLBank executive compensation together with certain protocols for the review of proposed FHLBank compensation actions. We await express non-objection from the FHFA to any proposed award of compensation to our named executive officers prior to making any such award. The FHFA could issue additional rules, advisory bulletins, and/or review protocols that could further impact named executive officer compensation.

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2015, 2014, and 2013, by our named executive officers.

Summary Compensation Table for 2015, 2014 and 2013
Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan Compensation Short-Term(3)	Non-equity Incentive Plan Compensation Long-Term(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Edward A. Hjerpe III	2015	$733,300	$29,332	$362,067	$312,420	$244,000	$90,530	$1,771,649
President and	2014	710,000	—	225,726	251,504	700,000	86,490	1,973,720
Chief Executive Officer	2013	669,500	—	221,082	213,242	1,000	79,217	1,184,041

Frank Nitkiewicz(7)	2015	358,000	14,320	120,557	111,620	239,000	35,428	878,925
Executive Vice President	2014	346,000	—	94,653	87,311	1,125,000	33,871	1,686,835
and Chief Financial Officer	2013	335,900	—	78,987	82,071	—	30,730	527,688

M. Susan Elliott	2015	358,000	14,320	123,510	108,291	301,000	39,488	944,609
Executive Vice President	2014	346,000	—	80,464	90,581	1,478,000	37,416	2,032,461
and Chief Business Officer	2013	335,900	—	76,631	83,563	124,000	34,759	654,853

George H. Collins	2015	330,000	13,200	97,763	98,372	244,000	23,275	806,610
Executive Vice President	2014	300,000	—	57,684	78,542	726,000	19,777	1,182,003
and Chief Risk Officer	2013	290,070	—	69,612	62,004	77,000	15,300	513,986

Carol Hempfling Pratt	2015	295,000	12,144	101,038	92,223	78,000	26,835	605,240
Senior Vice President and	2014	285,000	—	65,924	75,279	131,000	24,472	581,675
General Counsel	2013	274,800	—	165,261	68,439	35,000	22,372	565,872

Timothy J. Barrett	2015	295,000	12,144	97,841	94,038	68,000	18,433	585,456
Senior Vice President and	2014	285,000	—	80,924	73,598	119,000	17,513	576,035
Treasurer	2013	274,800	—	66,546	62,642	31,000	10,351	445,339
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)
In 2015, all Bank employees, including the named executive officers, were awarded a special cash bonus equal to 4 percent of base salary as of December 1, 2015, in recognition of our success for the year ended December 31, 2015, reflected in our record net income for the year as well as a number of measures that are indicators of our success against meaningful criteria for the past several years. Ms. Pratt and Mr. Barrett received an additional bonus of $344 as a cash award for their five years of service. The amount of these awards is the same amount paid to any employee that completed five years of service in 2015.

(3)
Represents amounts paid under the 2015 EIP during 2016 in respect of service performed in 2015, under the 2014 EIP during 2015 in respect of service performed in 2014, and under the 2013 EIP during 2014 in respect of service performed in 2013.

(4)
Represents amounts paid under the 2013, 2012, and 2011 EIP for satisfying long-term goals based on our adjusted retained earnings at December 31, 2015, December 31, 2014, and December 31, 2013, respectively, which amounts were $883.3 million, $815.7 million, and $722.3 million, respectively. The amounts paid under the 2013 EIP also reflect a payout based on the results of that plan’s regulatory goal.

(5)
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

(6)
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

Other Compensation Table

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Edward A. Hjerpe III	2015	$72,643	$—	$17,887	$90,530
	2014	68,688	—	17,802	86,490
	2013	61,733	—	17,484	79,217

Frank Nitkiewicz	2015	31,504	3,924	—	35,428
	2014	30,431	3,440	—	33,871
	2013	27,709	3,021	—	30,730

M. Susan Elliott	2015	31,774	7,714	—	39,488
	2014	30,353	7,063	—	37,416
	2013	28,184	6,575	—	34,759

George H. Collins	2015	23,275	—	—	23,275
	2014	19,777	—	—	19,777
	2013	15,300	—	—	15,300

Carol Hempfling Pratt	2015	26,835	—	—	26,835
	2014	24,472	—	—	24,472
	2013	22,372	—	—	22,372

Timothy J. Barrett	2015	18,433	—	—	18,433
	2014	17,513	—	—	17,513
	2013	10,351	—	—	10,351
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

Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2015, the maximum elective deferral amount was $18,000 (or $24,000 per year for participants who attain age 50 in 2015), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $15,900 (three percent multiplied by two multiplied by the $265,000 IRC compensation limit).
A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(2)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, parking, reimbursement for mass transportation, spousal travel expenses, and airline program memberships.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2015 EIP, for our named executive officers:

Grants of Plan-Based Awards for Fiscal Year 2015

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$183,325	$274,988	$366,650
Mr. Nitkiewicz	53,700	89,500	125,300
Ms. Elliott	53,700	89,500	125,300
Mr. Collins	49,500	82,500	115,500
Ms. Pratt	44,250	73,750	103,250
Mr. Barrett	44,250	73,750	103,250

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$91,663	$183,325	$274,988
Target	137,494	274,988	412,481
Excess	183,325	366,650	549,975

Mr. Nitkiewicz and Ms. Elliot
If short-term component results in:	Threshold	Target	Excess
Threshold	$26,850	$53,700	$80,550
Target	44,750	89,500	134,250
Excess	62,650	125,300	187,950

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$24,750	$49,500	$74,250
Target	41,250	82,500	123,750
Excess	57,750	115,500	173,250

Mr. Barrett and Ms. Pratt
If short-term component results in:	Threshold	Target	Excess
Threshold	$22,125	$44,250	$66,375
Target	36,875	73,750	110,625
Excess	51,625	103,250	154,875
______________________

(1)
Amounts represent potential awards under the 2015 EIP; actual amounts awarded are reflected in the Summary Compensation Table above. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plan

The following table sets forth the pension benefits for the fiscal year ended December 31, 2015, for our named executive officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2015
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	23.67	(3)	$1,277,000	$—
	Pension BEP	6.50		846,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	23.83		1,244,000	—
	Pension BEP	24.83		1,840,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	33.58		2,251,000	—
	Pension BEP	34.08		2,783,000	—
George H. Collins	Pentegra Defined Benefit Plan	17.83	(4)	981,000	—
	Pension BEP	18.33	(5)	1,102,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	4.50		195,000	—
	Pension BEP	5.50		166,000	—
Timothy J. Barrett	Pentegra Defined Benefit Plan	4.17		177,000	—
	Pension BEP	5.17		135,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2015.

(2)	See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 16.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

(4)	Number of years of credited service for the Pentegra Defined Benefit Plan includes 2.33 years of service at the FHLBank of Pittsburgh.

(5)	Number of years of credited service for the Pension BEP includes recognition of 2.83 years of service at the FHLBank of Pittsburgh.

We participate in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the named executive officers. Employees become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of our waiting period, which is one year of service with us. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers are participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions except for Ms. Pratt and Mr. Barrett, who are 80 percent vested.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable IRC limits on annual earnings ($265,000 for 2015). In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by an early retirement factor.

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

Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year or high five-year average salary as applicable as follows: Mr. Hjerpe, 80 percent as president; Mr. Nitkiewicz, Ms. Elliott, and Mr. Collins, 70 percent as executive vice presidents; and Ms. Pratt and Mr. Barrett 65 percent as senior vice presidents. Our only named executive officer that has reached the maximum annual benefit amount is Ms. Elliott. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. In 2009, the Pension BEP was amended to require that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Previously, no funding standard has been applied to the Pension BEP rabbi trust which was established in 2005. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2015, for our named executive officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Year Ended December 31, 2015(1)	Our Contributions in Year Ended December 31, 2015(2)	Aggregate Earnings in Year Ended December 31, 2015	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2015
Edward A. Hjerpe III	$36,321	$56,743	$(578)	$—	$517,023
Frank Nitkiewicz	16,625	15,604	(788)	—	240,656
M. Susan Elliott	52,913	15,874	(6,248)	—	406,556
George H. Collins	11,638	7,375	(1,532)	—	30,665
Carol Hempfling Pratt	39,864	12,621	(2,765)	—	297,336
Timothy J. Barrett	4,186	6,278	727	—	61,729
_______________________

(1)	Amounts are also reported as salary in the Summary Compensation Table above.

(2)	Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

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

Post-Termination Payment

The following table represents the amount that would be payable to the named executive officers as of December 31, 2015, had their employment been terminated involuntarily for reasons other than "cause" on that date. Under our severance policy (and for Mr. Hjerpe, under the change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott and Mr. Collins, the amount is equal to 12 months' base salary and for Ms. Pratt and Mr. Barrett the amount is equal to six months' base salary, all based on annual salary in effect on December 31, 2015.

Name	Cash Severance(1)
Edward A. Hjerpe III(2)	$733,300
Frank Nitkiewicz	358,000
M. Susan Elliott	358,000
George H. Collins	330,000
Carol Hempfling Pratt	147,500
Timothy J. Barrett	147,500
_______________________

(1)	Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

(2)	Severance payments to Mr. Hjerpe may consist of either payments under our severance policy or under the change in control agreement but not both. Each, however, provides for 12 months of base salary.

Director Compensation

In 2015, we paid members of the board of directors fees for each board and committee meeting that they attend. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The amounts paid to the members of the board of directors for attendance at board and committee meetings during the year ended December 31, 2015, along with the annual maximum compensation amounts are detailed in the following tables:

Summary of the 2015 and 2014 Director Compensation Policies
	2015	2014
Fee per board meeting:
Chair of the board	$11,250	$11,250
Vice chair of the board and committee chairs	9,450	9,450
All other board members	8,500	8,500
Fee per committee meeting	2,250	2,250
Fee per telephonic conference call	1,500	1,500

Annual maximum compensation amounts (1):
Chair of the board	$85,000	$85,000
Vice chair of the board and committee chairs	72,500	72,500
All other board members	65,000	65,000
_______________________

(1)	In 2015, the Bank's maximum for spouse/guest travel expenses (perquisites) were $2,000 for the chair and vice chair of the board and $1,000 for all other board members. There was no maximum in 2014.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2015 are detailed in the following table:

2015 Director Compensation
Fees Earned or Paid in Cash
Andrew J. Calamare, Chair	$85,000
Steven A. Closson, Vice Chair	72,500
Donna L. Boulanger	65,000
Joan Carty	72,500
Eric Chatman	65,000
Patrick E. Clancy	65,000
Stephen G. Crowe	72,500
Martin J. Geitz	72,500
Cornelius K. Hurley	72,500
Jay F. Malcynsky	72,500
John W. McGeorge	65,000
Emil J. Ragones	72,500
Gregory R. Shook	65,000
Stephen R. Theroux	65,000
John F. Treanor	72,500
Michael R. Tuttle	65,000
$1,120,000

Directors may elect to defer the receipt of meeting fees pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $165,000 for the year ended December 31, 2015.

The 2016 Director Compensation Policy provides for fees paid for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policy provides for maximums on total director compensation and potential reduction based on attendance and performance.

Attendance Fees

The following table sets forth the attendance fees for 2016.

Name	Per Board Meeting	Per Committee Meeting	Telephonic Attendance	Maximum Attendance Fees
Chair	$9,000	$2,250	$1,500	$70,000
Vice Chair and Committee Chairs	7,000	2,250	1,500	58,750
Other Directors	6,000	2,250	1,500	53,000

Quarterly Retainers

The following table sets forth the quarterly retainers for 2016.

Name	Quarterly Retainer	Annual Retainer
Chair	$8,750	$35,000
Vice Chair and Committee Chairs	7,500	30,000
Other Directors	6,750	27,000

Maximum Compensation

The following table sets forth maximum director compensation for 2016.

Name	Maximum Attendance Fees	Maximum Retainer	Total Maximum Compensation
Chair	$70,000	$35,000	$105,000
Vice Chair and Committee Chairs	58,750	30,000	88,750
Other Directors	53,000	27,000	80,000

The Bank will also pay/reimburse directors for expenses related to the directors’ attendance at board meetings.

Reduction in Compensation Based on Attendance and Performance

The board may vote to reduce or eliminate a director’s final quarterly retainer payment if (i) the director has not attended at least 75 percent of all regular and special meetings of the Board and the committees on which the director served during the year, or (ii) the board determines the director has consistently demonstrated a lack of engagement and participation in meetings attended.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 29, 2016, are noted in the following table.

Stockholders Holding Five Percent or More of Outstanding Capital Stock As of February 29, 2016 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	$308,280	12.69%
One Citizens Plaza
Providence, RI 02903

People's United Bank, N.A.	154,001	6.34
850 Main Street
Bridgeport, CT 06604

Webster Bank, N.A.	137,632	5.66
145 Bank Street
Waterbury, CT 06702

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. The following table provides capital stock outstanding to members whose officers or directors were serving as our directors as of February 29, 2016:

Capital Stock Outstanding to Members whose Officers or Directors were Serving on our Board of Directors As of February 29, 2016 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
The Washington Trust Company	$26,317	1.08%
23 Broad Street
Westerly, RI 02891

Needham Bank	16,449	0.68
1063 Great Plain Avenue
Needham, MA 02492

Lake Sunapee Bank	12,203	0.50
9 Main Street
Newport, NH 03773

MountainOne Bank	7,529	0.31
93 Main Street
North Adams, MA 01247

Skowhegan Savings Bank	4,105	0.17
13 Elm Street
Skowhegan, ME 04976

Merchants Bank	3,797	0.16
275 Kennedy Drive
South Burlington, VT 05403

The Simsbury Bank & Trust Company	2,149	0.09
981 Hopmeadow Street
Simsbury, CT 06070

North Brookfield Savings Bank	1,662	0.07
35 Summer Street
North Brookfield, MA 01535

Essex Savings Bank	1,288	0.05
35 Plains Road
Essex, CT 06426

Depositors Insurance Fund	1,099	0.05
One Linscott Road
Woburn, MA 01801
Total stock ownership by members whose officers or directors serve as directors of the Bank	$76,598	3.16%

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

For the year ended December 31, 2015, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct (Code of Ethics) and our Related Persons Transaction Policy (the Related Persons Policy), each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

The Code of Ethics requires that all directors and executive officers (as well as all other employees) avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in any of our members that is not transacted in the ordinary course of the member's business and, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and financial relationships with members. These disclosures are reviewed by our ethics officer, who is principally responsible for enforcing the Code of Ethics on a day-to-day basis. The ethics officer is charged with attempting to resolve any apparent conflict involving an employee other than our president and chief executive officer and, if an apparent conflict has not been resolved within 60 days, to report it to our president and chief executive officer for resolution. The ethics officer is charged with reporting any apparent conflict involving a director or our president and chief executive officer to the Governance Committee of the board of directors for resolution. Our ethics officer is Carol Hempfling Pratt, senior vice president, general counsel and corporate secretary of the Bank.

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

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 18, 2016, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 18, 2016, all of our independent (that is, nonmember) directors are independent, including Directors Calamare, Carty, Chatman, Clancy, Hurley, Malcynsky, and Ragones. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Crowe, Geitz, McGeorge, Treanor, and Tuttle, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Calamare (ex-officio), Carty, Chatman, Malcynsky and Ragones, are independent under the NYSE independence standards for these committees. The board of directors also determined that Director Crowe is the "Audit Committee financial expert" within the meaning of the SEC rules, and further determined that as of March 18, 2016, is not independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of director's Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2015 and 2014, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2015 and 2014.

Principal Accounting Fees and Services (dollars in thousands)

	Year Ended December 31,
	2015	2014
Audit fees(1)	$784	$815
Audit-related fees(2)	48	90
All other fees(3)	20	—
Tax fees	—	—
Total	$852	$905
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

(3)	All other fees consist of fees related to research regarding healthcare initiatives amongst the FHLBanks.

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

b) Financial Statement Schedule

None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Filed within this Form 10-K
4	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013

10.1.3	Third Amendment to the Pension Benefit Equalization Plan effective June 30, 2014*	Exhibit 10.1 to our 2014 Form 10-Q filed with the SEC on August 8, 2014
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009 *	Exhibit 10.2.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.3 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.3	Second Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective July 1, 2010 *	Exhibit 10.1 to our Second Quarter 2010 Form 10-Q filed with the SEC on August 12, 2010
10.2.4	Third Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.2.4 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.2.5	Fourth Amendment to the Thrift Benefit Equalization Plan effective June 30, 2014*	Exhibit 10.2 to our 2014 Form 10-Q filed with the SEC on August 8, 2014
10.3	The Federal Home Loan Bank of Boston 2013 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on March 29, 2013.
10.4	The Federal Home Loan Bank of Boston 2014 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on April 15, 2014.
10.5	The Federal Home Loan Bank of Boston 2015 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on April 8, 2015.
10.6	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to our Form 8-K filed with the SEC on June 23, 2006
10.9.1	The Federal Home Loan Bank of Boston 2014 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K/A as filed with the SEC on December 20, 2013
10.9.2	The Federal Home Loan Bank of Boston 2015 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K as filed with the SEC on October 24, 2014
10.9.3	The Federal Home Loan Bank of Boston 2016 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K/A as filed with the SEC on October 28, 2015
10.10	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011.
10.13	Severance Policy, as adopted March 23, 2012 *	Exhibit 10.11 to our Form 10-K filed with the SEC on March 23, 2012.
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	Filed within this Form 10-K
101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 18, 2016	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
March 18, 2016	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 18, 2016	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2016	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 18, 2016	By:	/s/	Andrew J. Calamare
Andrew J. Calamare Director
March 18, 2016	By:	/s/	Joan Carty
Joan Carty Director
March 18, 2016	By:	/s/	Eric Chatman
Eric Chatman Director
March 18, 2016	By:	/s/	Patrick E. Clancy
Patrick E. Clancy Director
March 18, 2016	By:	/s/	Stephen G. Crowe
Stephen G. Crowe Director
March 18, 2016	By:	/s/	Martin J. Geitz
Martin J. Geitz Director
March 18, 2016	By:	/s/	Cornelius K. Hurley
Cornelius K. Hurley Director

March 18, 2016	By:	/s/	John W. McGeorge
John W. McGeorge Director
March 18, 2016	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 18, 2016	By:	/s/	Gregory R. Shook
Gregory R. Shook Director
March 18, 2016	By:	/s/	Stephen R. Theroux
Stephen R. Theroux Director
March 18, 2016	By:	/s/	John F. Treanor
John F. Treanor Director
March 18, 2016	By:	/s/	Michael R. Tuttle
Michael R. Tuttle Director
March 18, 2016	By:	/s/	John C. Witherspoon
John C. Witherspoon Director