Form 10-Q
period 2016-03-31
Federal Home Loan Bank of Boston
filed 2016-05-06
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2016
Class A Stock, par value $100	zero
Class B Stock, par value $100	23,999,287

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$66,858	$254,218
Interest-bearing deposits	291	197
Securities purchased under agreements to resell	7,024,000	6,700,000
Federal funds sold	3,490,000	2,120,000
Investment securities:
Trading securities	227,777	230,134
Available-for-sale securities - includes $19,306 and $22,822 pledged as collateral at March 31, 2016, and December 31, 2015, respectively that may be repledged	7,043,097	6,314,285
Held-to-maturity securities - includes $40,262 and $42,703 pledged as collateral at March 31, 2016, and December 31, 2015, respectively that may be repledged (a)	2,534,100	2,654,565
Total investment securities	9,804,974	9,198,984
Advances	34,524,912	36,076,167
Mortgage loans held for portfolio, net of allowance for credit losses of $1,025 at both March 31, 2016, and December 31, 2015	3,575,262	3,581,788
Accrued interest receivable	79,644	84,442
Premises, software, and equipment, net	3,359	3,360
Derivative assets, net	52,036	40,117
Other assets	47,710	43,396
Total Assets	$58,669,046	$58,102,669
LIABILITIES
Deposits
Interest-bearing	$534,590	$458,513
Non-interest-bearing	28,032	24,089
Total deposits	562,622	482,602
Consolidated obligations (COs):
Bonds	27,961,818	25,427,277
Discount notes	26,358,590	28,479,097
Total consolidated obligations	54,320,408	53,906,374
Mandatorily redeemable capital stock	35,244	41,989
Accrued interest payable	93,158	81,268
Affordable Housing Program (AHP) payable	83,147	82,081
Derivative liabilities, net	485,512	442,007
Other liabilities	39,525	43,435
Total liabilities	55,619,616	55,079,756
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 23,010 shares and 23,367 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	2,301,039	2,336,662
Retained earnings:
Unrestricted	938,287	934,214
Restricted	200,534	194,634
Total retained earnings	1,138,821	1,128,848
Accumulated other comprehensive loss	(390,430)	(442,597)
Total capital	3,049,430	3,022,913
Total Liabilities and Capital	$58,669,046	$58,102,669
_______________________________________
(a)   Fair values of held-to-maturity securities were $2,764,645 and $2,923,124 at March 31, 2016, and December 31, 2015, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Advances	$78,219	$57,408
Prepayment fees on advances, net	2,069	3,742
Securities purchased under agreements to resell	3,193	803
Federal funds sold	5,616	1,627
Investment securities:
Trading securities	2,236	2,318
Available-for-sale securities	25,145	20,572
Held-to-maturity securities	22,170	24,871
Prepayment fees on investments	325	163
Total investment securities	49,876	47,924
Mortgage loans held for portfolio	31,076	31,051
Other	107	11
Total interest income	170,156	142,566
INTEREST EXPENSE
Consolidated obligations:
Bonds	90,860	82,241
Discount notes	22,697	5,513
Total consolidated obligations	113,557	87,754
Deposits	115	14
Mandatorily redeemable capital stock	379	335
Other borrowings	1	—
Total interest expense	114,052	88,103
NET INTEREST INCOME	56,104	54,463
Provision (reduction of provision) for credit losses	11	(60)
NET INTEREST INCOME AFTER PROVISION (REDUCTION OF PROVISION) FOR CREDIT LOSSES	56,093	54,523
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(442)	(224)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(905)	(122)
Net other-than-temporary impairment losses on investment securities, credit portion	(1,347)	(346)
Litigation settlements	—	23
Loss on early extinguishment of debt	(558)	—
Service fees	1,968	1,919
Net unrealized gains on trading securities	1,873	1,281
Net losses on derivatives and hedging activities	(6,235)	(3,359)
Other	(38)	(119)
Total other loss	(4,337)	(601)
OTHER EXPENSE
Compensation and benefits	10,327	9,433
Other operating expenses	5,252	4,853
Federal Housing Finance Agency (the FHFA)	1,003	1,020
Office of Finance	816	691
Other	1,536	587
Total other expense	18,934	16,584
INCOME BEFORE ASSESSMENTS	32,822	37,338
AHP	3,320	3,767
NET INCOME	$29,502	$33,571

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2016	2015
Net income	$29,502	$33,571
Other comprehensive income:
Net unrealized gains on available-for-sale securities	51,830	20,589
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to non-interest income	905	122
Accretion of noncredit portion	9,141	11,463
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	10,046	11,585
Net unrealized gains (losses) relating to hedging activities
Unrealized losses	(17,039)	(12,143)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	7,211	4,896
Total net unrealized losses relating to hedging activities	(9,828)	(7,247)
Pension and postretirement benefits	119	230
Total other comprehensive income	52,167	25,157
Comprehensive income	$81,669	$58,728

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2014	24,131	$2,413,114	$764,888	$136,770	$901,658	$(436,986)	$2,877,786
Proceeds from sale of capital stock	367	36,713					36,713
Repurchase of capital stock	(94)	(9,441)					(9,441)
Comprehensive income			26,857	6,714	33,571	25,157	58,728
Cash dividends on capital stock			(10,484)		(10,484)		(10,484)
BALANCE, MARCH 31, 2015	24,404	$2,440,386	$781,261	$143,484	$924,745	$(411,829)	$2,953,302

BALANCE, DECEMBER 31, 2015	23,367	$2,336,662	$934,214	$194,634	$1,128,848	$(442,597)	$3,022,913
Proceeds from sale of capital stock	697	69,730					69,730
Repurchase of capital stock	(1,053)	(105,313)					(105,313)
Shares reclassified to mandatorily redeemable capital stock	(1)	(40)					(40)
Comprehensive income			23,602	5,900	29,502	52,167	81,669
Cash dividends on capital stock			(19,529)		(19,529)		(19,529)
BALANCE, MARCH 31, 2016	23,010	$2,301,039	$938,287	$200,534	$1,138,821	$(390,430)	$3,049,430

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$29,502	$33,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(8,153)	(14,503)
Provision (reduction of provision) for credit losses	11	(60)
Change in net fair-value adjustments on derivatives and hedging activities	6,317	(4,533)
Net other-than-temporary impairment losses on investment securities, credit portion	1,347	346
Loss on early extinguishment of debt	558	—
Other adjustments	656	(215)
Net change in:
Market value of trading securities	(1,873)	(1,281)
Accrued interest receivable	4,798	3,002
Other assets	(1,190)	(1,740)
Accrued interest payable	11,890	3,220
Other liabilities	(3,217)	(2,859)
Total adjustments	11,144	(18,623)
Net cash provided by operating activities	40,646	14,948

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(87,084)	(17,545)
Securities purchased under agreements to resell	(324,000)	(850,000)
Federal funds sold	(1,370,000)	195,000
Premises, software, and equipment	(385)	(360)
Trading securities:
Proceeds from long-term	4,231	2,811
Available-for-sale securities:
Proceeds from long-term	216,181	163,177
Purchases of long-term	(850,766)	(307,641)
Held-to-maturity securities:
Proceeds from long-term	134,411	236,394
Advances to members:
Proceeds	88,178,413	79,227,842
Disbursements	(86,556,909)	(76,920,494)
Mortgage loans held for portfolio:
Proceeds	106,852	123,501
Purchases	(102,896)	(183,804)
Proceeds from sale of foreclosed assets	1,595	1,815
Net cash (used in) provided by investing activities	(650,357)	1,670,696

FINANCING ACTIVITIES
Net change in deposits	79,270	62,272
Net payments on derivatives with a financing element	(3,386)	(4,005)
Net proceeds from issuance of consolidated obligations:
Discount notes	36,534,002	39,585,987

Bonds	5,722,758	2,294,807
Payments for maturing and retiring consolidated obligations:
Discount notes	(38,657,232)	(41,444,374)
Bonds	(3,191,164)	(2,381,915)
Proceeds from issuance of capital stock	69,730	36,713
Payments for redemption of mandatorily redeemable capital stock	(6,785)	(241,318)
Payments for repurchase of capital stock	(105,313)	(9,441)
Cash dividends paid	(19,529)	(10,484)
Net cash provided by (used in) financing activities	422,351	(2,111,758)
Net decrease in cash and due from banks	(187,360)	(426,114)
Cash and due from banks at beginning of the year	254,218	1,124,536
Cash and due from banks at end of the period	$66,858	$698,422
Supplemental disclosures:
Interest paid	$112,927	$105,776
AHP payments	$1,990	$4,589
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$721	$2,433

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the SEC) on March 18, 2016 (the 2015 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

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

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force). On March 10, 2016, the FASB issued final guidance clarifying that the novation of a derivative contract (that is, a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship. Hedge accounting relationships could continue as long as all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. We elected to early adopt the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on our financial condition, results of operations, and cash flows.

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

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued in May 2014 by one year. In 2016, the FASB has issued additional amendments to clarify certain aspects of the new revenue guidance. However, the amendments do not change the core principle in the new revenue standard. The guidance is effective for us for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Accounting for Cloud Computing Arrangements. On April 15, 2015, the FASB issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. We adopted this new guidance on January 1, 2016, using the prospective approach, for all arrangements entered into or materially modified after the adoption date. The adoption of this new guidance did not have a material impact on our financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. The guidance became effective for us for the interim and annual periods beginning on January 1, 2016, and was adopted retrospectively. The adoption of this guidance resulted in a $6.1 million reclassification of unamortized debt issuance costs from other assets to consolidated obligations on the statement of condition at December 31, 2015. The adoption of this guidance did not have any effect on our results of operations and cash flows.

Note 3 — Trading Securities

Major Security Types. Our trading securities as of March 31, 2016, and December 31, 2015, were (dollars in thousands):

	March 31, 2016	December 31, 2015
Mortgage-backed securities (MBS)
U.S. government-guaranteed – single-family	$9,852	$10,296
Government-sponsored enterprise (GSEs) – single-family	1,289	1,449
GSEs – multifamily	216,636	218,389
Total	$227,777	$230,134

Net unrealized gains on trading securities for the three months ended March 31, 2016 and 2015, amounted to $1.9 million and $1.3 million for securities held on March 31, 2016 and 2015, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of March 31, 2016, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$485,926	$—	$(32,827)	$453,099
U.S. government-owned corporations	346,223	—	(62,700)	283,523
GSEs	142,063	—	(17,535)	124,528
	974,212	—	(113,062)	861,150
MBS
U.S. government guaranteed – single-family	151,019	64	(2,442)	148,641
U.S. government guaranteed – multifamily	731,687	1,381	(1,008)	732,060
GSEs – single-family	4,840,075	33,252	(4,921)	4,868,406
GSEs – multi-family	431,992	848	—	432,840
	6,154,773	35,545	(8,371)	6,181,947
Total	$7,128,985	$35,545	$(121,433)	$7,043,097
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

The following table summarizes our available-for-sale securities with unrealized losses as of March 31, 2016, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$453,099	$(32,827)	$453,099	$(32,827)
U.S. government-owned corporations	—	—	283,523	(62,700)	283,523	(62,700)
GSEs	—	—	124,528	(17,535)	124,528	(17,535)
	—	—	861,150	(113,062)	861,150	(113,062)

MBS
U.S. government guaranteed – single-family	38,072	(52)	107,853	(2,390)	145,925	(2,442)
U.S. government guaranteed – multifamily	260,894	(442)	101,685	(566)	362,579	(1,008)
GSEs – single-family	825,096	(2,927)	476,238	(1,994)	1,301,334	(4,921)
	1,124,062	(3,421)	685,776	(4,950)	1,809,838	(8,371)
Total temporarily impaired	$1,124,062	$(3,421)	$1,546,926	$(118,012)	$2,670,988	$(121,433)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at March 31, 2016, and December 31, 2015, were (dollars in thousands):

	March 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through 10 years	132,992	125,074	128,473	121,722
Due after 10 years	841,220	736,076	795,899	700,951
	974,212	861,150	924,372	822,673
MBS (1)	6,154,773	6,181,947	5,527,631	5,491,612
Total	$7,128,985	$7,043,097	$6,452,003	$6,314,285
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of March 31, 2016, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$3,264	$—	$3,264	$133	$—	$3,397
State or local housing-finance-agency obligations (HFA securities)	169,718	—	169,718	15	(23,112)	146,621
	172,982	—	172,982	148	(23,112)	150,018
MBS
U.S. government guaranteed – single-family	15,171	—	15,171	312	—	15,483
U.S. government guaranteed – multifamily	13,334	—	13,334	16	—	13,350
GSEs – single-family	1,025,304	—	1,025,304	26,417	(165)	1,051,556
GSEs – multifamily	370,568	—	370,568	21,343	—	391,911
Private-label – residential	1,141,403	(219,094)	922,309	220,215	(14,166)	1,128,358
Asset-backed securities (ABS) backed by home equity loans	15,076	(644)	14,432	586	(1,049)	13,969
	2,580,856	(219,738)	2,361,118	268,889	(15,380)	2,614,627
Total	$2,753,838	$(219,738)	$2,534,100	$269,037	$(38,492)	$2,764,645

Our held-to-maturity securities as of December 31, 2015, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$3,605	$—	$3,605	$180	$—	$3,785
HFA securities	170,928	—	170,928	18	(21,356)	149,590
	174,533	—	174,533	198	(21,356)	153,375
MBS
U.S. government guaranteed – single-family	15,999	—	15,999	354	—	16,353
U.S. government guaranteed – multifamily	17,794	—	17,794	21	(7)	17,808
GSEs – single-family	1,093,124	—	1,093,124	26,562	(142)	1,119,544
GSEs – multifamily	386,635	—	386,635	18,118	—	404,753
Private-label – residential	1,180,661	(229,117)	951,544	257,312	(12,262)	1,196,594
ABS backed by home equity loans	15,604	(668)	14,936	682	(921)	14,697
	2,709,817	(229,785)	2,480,032	303,049	(13,332)	2,769,749
Total	$2,884,350	$(229,785)	$2,654,565	$303,247	$(34,688)	$2,923,124

The following table summarizes our held-to-maturity securities with unrealized losses as of March 31, 2016, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$143,628	$(23,112)	$143,628	$(23,112)

MBS
GSEs – single-family	13,294	(9)	15,852	(156)	29,146	(165)
Private-label – residential	163,911	(4,560)	476,532	(55,076)	640,443	(59,636)
ABS backed by home equity loans	199	(29)	12,676	(1,223)	12,875	(1,252)
	177,404	(4,598)	505,060	(56,455)	682,464	(61,053)
Total	$177,404	$(4,598)	$648,688	$(79,567)	$826,092	$(84,165)

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

Redemption Terms. The amortized cost, carrying value, and fair value of our held-to-maturity securities by contractual maturity at March 31, 2016, and December 31, 2015, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	March 31, 2016			December 31, 2015
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	21,242	21,242	21,247	21,583	21,583	21,677
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	151,740	151,740	128,771	152,950	152,950	131,698
	172,982	172,982	150,018	174,533	174,533	153,375
MBS (2)	2,580,856	2,361,118	2,614,627	2,709,817	2,480,032	2,769,749
Total	$2,753,838	$2,534,100	$2,764,645	$2,884,350	$2,654,565	$2,923,124
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at March 31, 2016. At March 31, 2016, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding available-for-sale securities that were in an unrealized loss position as of March 31, 2016:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of March 31, 2016, are expected to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

•
Debentures issued by U.S. government-owned corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated at the same level as the U.S. government by the NRSROs. These ratings reflect the U.S. government's implicit support of the government-owned corporation as well as the entity's underlying business and financial risk.

•
The probability of default on debt issued by Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) is remote given their status as GSEs and their support from the U.S. government.

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of March 31, 2016, none of our held-to-maturity investments in HFA securities that are in an unrealized loss position were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates, credit spreads, and illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at March 31, 2016.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of March 31, 2016, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at March 31, 2016.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among all FHLBanks, the FHLBanks use an FHLBank System governance committee (the OTTI Governance Committee) and a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. We use the FHLBanks' uniform framework and approved assumptions for purposes of our other-than-temporary impairment cash-flow analyses of our private-label residential MBS and certain home equity loan investments. For additional information see Item 8 — Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment in the 2015 Annual Report

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, loan modifications, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The OTTI Governance Committee developed a short-term housing price forecast, with projected changes ranging from a decrease of 1.0 percent to an increase of 8.0 percent over the 12- month period beginning January 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0 percent to an increase of 5.0 percent. Thereafter, we have projected a unique recovery path for each relevant geographic area based on an internally developed framework derived from historical data.

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

For those securities for which a credit loss was recognized during the three months ended March 31, 2016, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$156,678	8.9%	29.0%	37.1%	4.8%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through March 31, 2016 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	March 31, 2016
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$46,525	$40,182	$31,859	$39,866
Private-label residential MBS – Alt-A	1,246,649	924,310	713,539	925,224
ABS backed by home equity loans – Subprime	3,962	3,594	2,950	3,537
Total other-than-temporarily impaired securities	$1,297,136	$968,086	$748,348	$968,627
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

	For the Three Months Ended March 31,
	2016	2015
Balance at beginning of year	$533,888	$568,653
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	1,347	346
Reductions:
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(2)	(9,426)	(9,274)
Balance at end of period	$525,809	$559,725
_______________________

(1)
For the three months ended March 31, 2016 and 2015, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2016 and 2015.

(2)	Represents amounts accreted as interest income during the current period.

Note 7 — Advances

General Terms. At both March 31, 2016, and December 31, 2015, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent, as summarized below (dollars in thousands).

	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$5,742	0.65%	$7,546	0.65%
Due in one year or less	17,013,710	0.80	18,282,139	0.72
Due after one year through two years	8,665,159	1.32	8,970,109	1.31
Due after two years through three years	2,796,905	1.87	3,170,267	1.94
Due after three years through four years	1,889,985	1.76	1,495,494	1.89
Due after four years through five years	1,795,391	1.68	1,845,396	1.71
Thereafter	2,179,984	2.69	2,196,832	2.70
Total par value	34,346,876	1.24%	35,967,783	1.20%
Premiums	23,055		24,183
Discounts	(17,980)		(17,437)
Fair value of bifurcated derivatives (1)	4,331		1,241
Hedging adjustments	168,630		100,397
Total	$34,524,912		$36,076,167
_________________________

(1)	At March 31, 2016, and December 31, 2015, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

At March 31, 2016, and December 31, 2015, we had callable advances and floating-rate advances that may be prepaid on a floating-rate reset date without prepayment or termination fees outstanding totaling $6.0 billion and $6.5 billion, respectively.

Year of Contractual Maturity or Next Call Date (1), Par Value	March 31, 2016	December 31, 2015
Overdrawn demand-deposit accounts	$5,742	$7,546
Due in one year or less	21,954,885	23,728,314
Due after one year through two years	4,178,159	3,983,109
Due after two years through three years	2,761,905	3,130,267
Due after three years through four years	1,849,985	1,455,494
Due after four years through five years	1,620,191	1,670,196
Thereafter	1,976,009	1,992,857
Total par value	$34,346,876	$35,967,783
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

At March 31, 2016, and December 31, 2015, we had putable advances outstanding totaling $2.3 billion and $2.2 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	March 31, 2016	December 31, 2015
Overdrawn demand-deposit accounts	$5,742	$7,546
Due in one year or less	18,543,010	19,924,939
Due after one year through two years	7,698,609	7,909,809
Due after two years through three years	2,702,155	2,870,517
Due after three years through four years	1,728,985	1,383,244
Due after four years through five years	1,626,891	1,783,896
Thereafter	2,041,484	2,087,832
Total par value	$34,346,876	$35,967,783

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	March 31, 2016	December 31, 2015
Fixed-rate	$27,972,259	$29,257,362
Variable-rate	6,374,617	6,710,421
Total par value	$34,346,876	$35,967,783

Credit-Risk Exposure and Security Terms. At March 31, 2016, and December 31, 2015, we had $12.9 billion and $14.2 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five borrowers at both March 31, 2016, and December 31, 2015, representing 37.4 percent and 39.4 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Prepayment Fees. For the three months ended March 31, 2016 and 2015, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Prepayment fees received from borrowers	$3,856	$3,617
Less: hedging fair-value adjustments on prepaid advances	(1,189)	(2,731)
Less: net premiums associated with prepaid advances	(1,756)	—
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(518)	(246)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	1,676	3,102
Net prepayment fees recognized in income	$2,069	$3,742

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

The following table presents certain characteristics of these investments (dollars in thousands):

	March 31, 2016	December 31, 2015
Real estate
Fixed-rate 15-year single-family mortgages	$556,080	$568,786
Fixed-rate 20- and 30-year single-family mortgages	2,955,304	2,949,589
Premiums	64,050	63,994
Discounts	(2,008)	(2,141)
Deferred derivative gains, net	2,861	2,585
Total mortgage loans held for portfolio	3,576,287	3,582,813
Less: allowance for credit losses	(1,025)	(1,025)
Total mortgage loans, net of allowance for credit losses	$3,575,262	$3,581,788

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	March 31, 2016	December 31, 2015
Conventional mortgage loans	$3,104,835	$3,107,415
Government mortgage loans	406,549	410,960
Total par value	$3,511,384	$3,518,375

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

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

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

At March 31, 2016, and December 31, 2015, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended March 31, 2016 and 2015.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at March 31, 2016, and December 31, 2015. At March 31, 2016, and December 31, 2015, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2016, and December 31, 2015. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at March 31, 2016, and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$25,556	$16,355	$41,911
Past due 60-89 days delinquent	8,492	4,291	12,783
Past due 90 days or more delinquent	21,323	4,586	25,909
Total past due	55,371	25,232	80,603
Total current loans	3,121,467	392,559	3,514,026
Total mortgage loans	$3,176,838	$417,791	$3,594,629
Other delinquency statistics
In process of foreclosure, included above (1)	$11,654	$1,696	$13,350
Serious delinquency rate (2)	0.70%	1.10%	0.74%
Past due 90 days or more still accruing interest	$—	$4,586	$4,586
Loans on nonaccrual status (3)	$22,053	$—	$22,053
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at March 31, 2016, and December 31, 2015, and the average recorded investment and interest income recognized on these loans during the three months ended March 31, 2016 and 2015 (dollars in thousands).

	As of March 31, 2016		As of December 31, 2015
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$25,316	$25,279	$26,668	$26,622

	For the Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$25,841	$80	$26,557	$120

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2016 and 2015, as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2016 and 2015, (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended March 31,
	2016	2015
Allowance for credit losses
Balance, beginning of year	$1,025	$2,012
Charge-offs, net of recoveries	(11)	(602)
Provision (reduction of provision) for credit losses	11	(60)
Balance, end of period	$1,025	$1,350
Ending balance, individually evaluated for impairment	$—	$—
Ending balance, collectively evaluated for impairment	$1,025	$1,350
Recorded investment, end of year (1)
Individually evaluated for impairment	$25,316	$32,297
Collectively evaluated for impairment	$3,151,522	$3,090,482
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

REO. At March 31, 2016, and December 31, 2015, we had $3.0 million and $3.6 million, respectively, in assets classified as REO. During the three months ended March 31, 2016 and 2015, we sold REO assets with a recorded carrying value of $1.2 million and $1.6 million, respectively. Upon the sale of these REO properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $184,000 and $276,000 during the three months ended March 31, 2016 and 2015, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of March 31, 2016, and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$16,490,599	$25,366	$(565,740)	$15,195,012	$26,874	$(468,982)
Forward-start interest-rate swaps	527,800	—	(52,933)	527,800	—	(35,547)
Total derivatives designated as hedging instruments	17,018,399	25,366	(618,673)	15,722,812	26,874	(504,529)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	715,000	329	(20,628)	562,500	246	(16,623)
Interest-rate caps or floors	300,000	—	—	300,000	—	—
Mortgage-delivery commitments (1)	36,799	240	(1)	24,714	18	(25)
Total derivatives not designated as hedging instruments	1,051,799	569	(20,629)	887,214	264	(16,648)
Total notional amount of derivatives	$18,070,198			$16,610,026
Total derivatives before netting and collateral adjustments		25,935	(639,302)		27,138	(521,177)
Netting adjustments and cash collateral including related accrued interest (2)		26,101	153,790		12,979	79,170
Derivative assets and derivative liabilities		$52,036	$(485,512)		$40,117	$(442,007)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $179.9 million and $92.9 million at March 31, 2016, and December 31, 2015, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $750,000 at December 31, 2015.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Derivatives designated as hedging instruments
Interest-rate swaps	$(3,033)	$(628)
Forward-start interest-rate swaps	(346)	(80)
Total net losses related to derivatives designated as hedging instruments	(3,379)	(708)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(3,472)	(3,078)
Mortgage-delivery commitments	616	427
Total net losses related to derivatives not designated as hedging instruments	(2,856)	(2,651)
Net losses on derivatives and hedging activities	$(6,235)	$(3,359)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2016 and 2015, (dollars in thousands):

	For the Three Months Ended March 31, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(68,456)	$68,233	$(223)	$(30,124)
Investments	(49,455)	49,839	384	(9,011)
COs – bonds	10,267	(13,461)	(3,194)	8,072
Total	$(107,644)	$104,611	$(3,033)	$(31,063)

	For the Three Months Ended March 31, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(5,857)	$5,886	$29	$(31,899)
Investments	(26,999)	27,326	327	(9,482)
COs – bonds	15,399	(16,383)	(984)	15,698
Total	$(17,457)	$16,829	$(628)	$(25,683)
____________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

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

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Losses Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of (Losses) Gains Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Recognized in Net (Losses) Gains on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended March 31, 2016	$(17,039)	Interest expense	$(7,208)	$(346)
For the Three Months Ended March 31, 2015	(12,143)	Interest expense	(4,892)	(80)

For the three months ended March 31, 2016 and 2015, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2016, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of March 31, 2016, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $20.9 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (bilateral derivatives). Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investor Services (Moody's) or Standard and Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2016, was $487.1 million for which we had delivered cash or securities collateral with a post-haircut value of $413.3 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2016 (dollars in thousands).

Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2016

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$26,239
AA-	A+, A or A-	24,057
A-	below A-	25,721
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO determines initial margin requirements. We note that we clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC) - registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at March 31, 2016.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing members and/or by counterparty.

The following table presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2016, and December 31, 2015 and the fair value of derivatives that are not subject to such netting (dollars in thousands). Such netting includes any related cash collateral received from or pledged to counterparties.

	March 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Uncleared derivatives	$8,518	$(506,353)	$8,342	$(463,154)
Cleared derivatives	17,177	(132,948)	18,778	(57,998)
Total gross recognized amount	25,695	(639,301)	27,120	(521,152)
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(8,047)	20,842	(7,628)	21,172
Cleared derivatives	34,148	132,948	20,607	57,998
Total gross amounts of netting adjustments and cash collateral	26,101	153,790	12,979	79,170
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	471	(485,511)	714	(441,982)
Cleared derivatives	51,325	—	39,385	—
Total net amounts after netting adjustments and cash collateral	51,796	(485,511)	40,099	(441,982)
Derivatives not meeting netting requirements
Mortgage delivery commitments	240	(1)	18	(25)
Total derivative assets and total derivative liabilities
Uncleared derivatives	471	(485,511)	714	(441,982)
Cleared derivatives	51,325	—	39,385	—
Mortgage delivery commitments	240	(1)	18	(25)
Total derivative assets and total derivative liabilities presented in the statement of condition	52,036	(485,512)	40,117	(442,007)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Uncleared derivatives	—	59,301	—	64,391
Cannot be sold or repledged
Uncleared derivatives	—	371,809	—	331,716
Total non-cash collateral received or pledged, not offset	—	431,110	—	396,107
Net amount
Uncleared derivatives	471	(54,401)	714	(45,875)
Cleared derivatives	51,325	—	39,385	—
Mortgage delivery commitments	240	(1)	18	(25)
Total net amount	$52,036	$(54,402)	$40,117	$(45,900)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At March 31, 2016, and December 31, 2015, we had additional net credit exposure of $2.1 million and $3.1 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	March 31, 2016	December 31, 2015
Interest-bearing
Demand and overnight	$531,002	$454,087
Other	3,588	4,426
Noninterest-bearing
Other	28,032	24,089
Total deposits	$562,622	$482,602

Note 12 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at March 31, 2016, and December 31, 2015, by year of contractual maturity (dollars in thousands):

	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$11,232,120	0.85%	$8,990,295	1.00%
Due after one year through two years	7,386,840	1.59	6,101,990	1.70
Due after two years through three years	2,930,255	1.66	3,389,580	1.59
Due after three years through four years	2,124,620	2.01	2,056,215	1.97
Due after four years through five years	1,111,220	2.14	1,329,210	2.11
Thereafter	3,051,395	3.01	3,440,045	2.95
Total par value	27,836,450	1.51%	25,307,335	1.65%
Premiums	138,640		148,903
Discounts	(18,223)		(20,451)
Hedging adjustments	4,951		(8,510)
	$27,961,818		$25,427,277
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at March 31, 2016, and December 31, 2015, included (dollars in thousands):

	March 31, 2016	December 31, 2015
Par value of CO bonds
Noncallable and nonputable	$24,348,450	$21,714,335
Callable	3,488,000	3,593,000
Total par value	$27,836,450	$25,307,335

The following is a summary of the CO bonds for which we were primarily liable at March 31, 2016, and December 31, 2015, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2016	December 31, 2015
Due in one year or less	$13,999,120	$11,937,295
Due after one year through two years	6,672,840	5,802,990
Due after two years through three years	2,470,255	2,729,580
Due after three years through four years	1,989,620	1,831,215
Due after four years through five years	733,220	991,210
Thereafter	1,971,395	2,015,045
Total par value	$27,836,450	$25,307,335

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at March 31, 2016, and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Par value of CO bonds
Fixed-rate	$21,856,450	$21,847,335
Simple variable-rate	5,705,000	3,145,000
Step-up	275,000	315,000
Total par value	$27,836,450	$25,307,335

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2016	$26,358,590	$26,367,000	0.34%
December 31, 2015	$28,479,097	$28,487,577	0.24%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the three months ended March 31, 2016, and year ended December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Balance at beginning of year	$82,081	$66,993
AHP expense for the period	3,320	32,328
AHP direct grant disbursements	(1,990)	(16,716)
AHP subsidy for AHP advance disbursements	(274)	(1,255)
Return of previously disbursed grants and subsidies	10	731
Balance at end of period	$83,147	$82,081

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

The following tables demonstrate our compliance with our regulatory capital requirements at March 31, 2016, and December 31, 2015 (dollars in thousands):

Risk-Based Capital Requirements	March 31, 2016	December 31, 2015

Permanent capital
Class B capital stock	$2,301,039	$2,336,662
Mandatorily redeemable capital stock	35,244	41,989
Retained earnings	1,138,821	1,128,848
Total permanent capital	$3,475,104	$3,507,499
Risk-based capital requirement
Credit-risk capital	$382,736	$381,176
Market-risk capital	80,760	83,875
Operations-risk capital	139,049	139,515
Total risk-based capital requirement	$602,545	$604,566
Permanent capital in excess of risk-based capital requirement	$2,872,559	$2,902,933

	March 31, 2016		December 31, 2015
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$602,545	$3,475,104	$604,566	$3,507,499
Total regulatory capital	$2,346,762	$3,475,104	$2,324,107	$3,507,499
Total capital-to-asset ratio	4.0%	5.9%	4.0%	6.0%

Leverage Ratio
Leverage capital	$2,933,452	$5,212,656	$2,905,133	$5,261,249
Leverage capital-to-assets ratio	5.0%	8.9%	5.0%	9.1%

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015, (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(73,623)	$(275,942)	$(81,428)	$(5,993)	$(436,986)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	20,589	—	(12,143)	—	8,446
Accretion of noncredit loss	—	11,463	—	—	11,463
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	122	—	—	122
Amortization - hedging activities (2)	—	—	4,896	—	4,896
Amortization - pension and postretirement benefits (3)	—	—	—	230	230
Other comprehensive income (loss)	20,589	11,585	(7,247)	230	25,157
Balance, March 31, 2015	$(53,034)	$(264,357)	$(88,675)	$(5,763)	$(411,829)

Balance, December 31, 2015	$(137,718)	$(229,785)	$(71,237)	$(3,857)	$(442,597)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	51,830	—	(17,039)	—	34,791
Noncredit other-than-temporary impairment losses	—	(8)	—	—	(8)
Accretion of noncredit loss	—	9,141	—	—	9,141
Net actuarial gain	—	—	—	1	1
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	913	—	—	913
Amortization - hedging activities (4)	—	—	7,211	—	7,211
Amortization - pension and postretirement benefits (3)	—	—	—	118	118
Other comprehensive income (loss)	51,830	10,046	(9,828)	119	52,167
Balance, March 31, 2016	$(85,888)	$(219,739)	$(81,065)	$(3,738)	$(390,430)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $4.9 million recorded in CO bond interest expense and $4,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $7.2 million recorded in CO bond interest expense and $4,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

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

The following table sets forth our net pension costs under our defined benefit plan and expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Qualified Defined Benefit Multiemployer Plan - Pentegra Defined Benefit Plan	$108	$103
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	267	248
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	166	110

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

The following table presents the components of net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three months ended March 31, 2016 and 2015, (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2016	2015	2016	2015
Net Periodic Benefit Cost
Service cost	$171	$171	$9	$7
Interest cost	133	121	8	7
Amortization of net actuarial loss	118	229	1	1
Net periodic benefit cost	$422	$521	$18	$15

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2015 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2016.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at March 31, 2016, and December 31, 2015, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	March 31, 2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$66,858	$66,858	$66,858	$—	$—	$—
Interest-bearing deposits	291	291	291	—	—	—
Securities purchased under agreements to resell	7,024,000	7,023,897	—	7,023,897	—	—
Federal funds sold	3,490,000	3,489,982	—	3,489,982	—	—
Trading securities(1)	227,777	227,777	—	227,777	—	—
Available-for-sale securities(1)	7,043,097	7,043,097	—	7,043,097	—	—
Held-to-maturity securities	2,534,100	2,764,645	—	1,475,697	1,288,948	—
Advances	34,524,912	34,745,755	—	34,745,755	—	—
Mortgage loans, net	3,575,262	3,708,746	—	3,679,286	29,460	—
Accrued interest receivable	79,644	79,644	—	79,644	—	—
Derivative assets(1)	52,036	52,036	—	25,935	—	26,101
Other assets (1)	17,006	17,006	8,100	8,906	—	—
Liabilities:
Deposits	(562,622)	(562,620)	—	(562,620)	—	—
COs:
Bonds	(27,961,818)	(28,329,014)	—	(28,329,014)	—	—
Discount notes	(26,358,590)	(26,360,678)	—	(26,360,678)	—	—
Mandatorily redeemable capital stock	(35,244)	(35,244)	(35,244)	—	—	—
Accrued interest payable	(93,158)	(93,158)	—	(93,158)	—	—
Derivative liabilities(1)	(485,512)	(485,512)	—	(639,302)	—	153,790
Other:
Commitments to extend credit for advances	—	(780)	—	(780)	—	—
Standby letters of credit	(758)	(758)	—	(758)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

	December 31, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$254,218	$254,218	$254,218	$—	$—	$—
Interest-bearing deposits	197	197	197	—	—	—
Securities purchased under agreements to resell	6,700,000	6,699,852	—	6,699,852	—	—
Federal funds sold	2,120,000	2,119,962	—	2,119,962	—	—
Trading securities(1)	230,134	230,134	—	230,134	—	—
Available-for-sale securities(1)	6,314,285	6,314,285	—	6,314,285	—	—
Held-to-maturity securities	2,654,565	2,923,124	—	1,562,243	1,360,881	—
Advances	36,076,167	36,209,343	—	36,209,343	—	—
Mortgage loans, net	3,581,788	3,666,146	—	3,635,073	31,073	—
Accrued interest receivable	84,442	84,442	—	84,442	—	—
Derivative assets(1)	40,117	40,117	—	27,138	—	12,979
Other assets(1)	15,292	15,292	6,373	8,919	—	—
Liabilities:
Deposits	(482,602)	(482,595)	—	(482,595)	—	—
COs:
Bonds	(25,433,409)	(25,578,547)	—	(25,578,547)	—	—
Discount notes	(28,479,097)	(28,479,076)	—	(28,479,076)	—	—
Mandatorily redeemable capital stock	(41,989)	(41,989)	(41,989)	—	—	—
Accrued interest payable	(81,268)	(81,268)	—	(81,268)	—	—
Derivative liabilities(1)	(442,007)	(442,007)	—	(521,177)	—	79,170
Other:
Commitments to extend credit for advances	—	(689)	—	(689)	—	—
Standby letters of credit	(831)	(831)	—	(831)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at March 31, 2016, and December 31, 2015, by fair-value hierarchy level (dollars in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$9,852	$—	$—	$9,852
GSEs – single-family MBS	—	1,289	—	—	1,289
GSEs – multi-family MBS	—	216,636	—	—	216,636
Total trading securities	—	227,777	—	—	227,777
Available-for-sale securities:
Supranational institutions	—	453,099	—	—	453,099
U.S. government-owned corporations	—	283,523	—	—	283,523
GSEs	—	124,528	—	—	124,528
U.S. government guaranteed – single-family MBS	—	148,641	—	—	148,641
U.S. government guaranteed – multifamily MBS	—	732,060	—	—	732,060
GSEs – single-family MBS	—	4,868,406	—	—	4,868,406
GSEs – multi-family MBS	—	432,840	—	—	432,840
Total available-for-sale securities	—	7,043,097	—	—	7,043,097
Derivative assets:
Interest-rate-exchange agreements	—	25,695	—	26,101	51,796
Mortgage delivery commitments	—	240	—	—	240
Total derivative assets	—	25,935	—	26,101	52,036
Other assets	8,100	8,906	—	—	17,006
Total assets at fair value	$8,100	$7,305,715	$—	$26,101	$7,339,916
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(639,301)	$—	$153,790	$(485,511)
Mortgage delivery commitments	—	(1)	—	—	(1)
Total liabilities at fair value	$—	$(639,302)	$—	$153,790	$(485,512)
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

The following tables present financial assets by level within the fair-value hierarchy which were recorded at fair value on a nonrecurring basis during the three months ended March 31, 2016, and year ended December 31, 2015 (dollars in thousands):

	For the Three Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$21,320	$21,320
Mortgage loans held for portfolio	—	—	5,279	5,279
REO	—	—	2,065	2,065

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$28,664	$28,664

	For the Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$16,653	$16,653
Mortgage loans held for portfolio	—	—	5,376	5,376
REO	—	—	2,284	2,284

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,313	$24,313

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2016, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2016, and December 31, 2015. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $842.6 billion and $851.4 billion at March 31, 2016, and December 31, 2015, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of March 31, 2016, and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$4,083,672	$65,266	$4,148,938	$3,998,609	$77,477	$4,076,086
Commitments for unused lines of credit - advances (2)	1,262,446	—	1,262,446	1,263,182	—	1,263,182
Commitments to make additional advances	394,115	50,261	444,376	650,890	54,308	705,198
Commitments to invest in mortgage loans	36,799	—	36,799	24,714	—	24,714
Unsettled CO bonds, at par (3)	6,500	—	6,500	25,000	—	25,000
Unsettled CO discount notes, at par	600,000	—	600,000	700,000	—	700,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At March 31, 2016, and December 31, 2015, these amounts totaled $29.5 million and $27.3 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $4.0 million at December 31, 2015.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)	We had $25.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2015.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the primary obligor. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2024. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $758,000 and $831,000 at March 31, 2016, and December 31, 2015, respectively.

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

Note 19 — Transactions with Shareholders

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At March 31, 2016, and December 31, 2015, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at March 31, 2016, and December 31, 2015 (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2016
Citizens Bank, N.A.	$308,280	13.2%	$5,512,069	16.0%	$1,510	4.2%

As of December 31, 2015
Citizens Bank, N.A.	$308,280	13.0%	$6,015,163	16.7%	$1,583	4.5%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three months ended March 31, 2016 and 2015 as follows (dollars in thousands):

	For the Three Months Ended March 31,
Citizens Bank, N.A.	2016	2015
Interest income on advances	$8,204	$3,716
Fees on letters of credit	840	989

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2016	$74,788	3.2%	$1,192,806	3.5%	$1,319	3.6%
As of December 31, 2015	72,251	3.0	1,064,489	3.0	1,297	3.7

Note 20 — Subsequent Events

On April 21, 2016, the board of directors declared a cash dividend at an annualized rate of 3.63 percent based on capital stock balances outstanding during the first quarter of 2016. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $21.5 million and was paid on May 3, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2015 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. We do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2015 Annual Report.

EXECUTIVE SUMMARY

Our net income decreased to $29.5 million for the quarter ended March 31, 2016, from $33.6 million for the quarter ended March 31, 2015, largely due to an increase of $2.9 million in net losses on derivatives and hedging activities, a $1.3 million increase in operating expenses, a $1.0 million increase in credit losses from other-than-temporarily impaired securities, and $807,000 in interest-rate subsidies under the new Jobs for New England program, a subsidized advance program to support members' small business lending. These unfavorable impacts to net income were partially offset by an increase of $1.6 million in net interest income after provision for credit losses. The increase in net interest income after provision for credit losses was primarily attributable to a $2.9 billion increase in average earning assets and the increase in short-term interest rates following the Federal Open Market Committee’s decision to increase the federal funds rate in December 2015, partially offset by a $1.5 million decrease in net prepayment fees from investments and advances. Our retained earnings grew by $10.0 million from December 31, 2015, remaining at $1.1 billion at March 31, 2016, a surplus of $438.8 million over our minimum retained earnings target, as we continue to satisfy all regulatory capital requirements as of March 31, 2016.

On April 21, 2016, our board of directors declared a cash dividend that was equivalent to an annual yield of 3.63 percent, the approximate daily average three-month LIBOR yield for the first quarter of 2016 plus 300 basis points. In declaring the dividend, the board of directors stated that it expects to follow this formula for declaring dividends through 2016, though a quarterly loss or a significant, adverse event or trend could cause a dividend to be suspended.

Net Interest Margin

For the three months ended March 31, 2016, net interest margin was 0.39 percent, compared with 0.40 percent for the three months ended March 31, 2015. The slight decrease was primarily a result of a $1.5 million decrease in net prepayment fees from investments and advances.

Advances Balances

Advances balances declined to $34.5 billion at March 31, 2016, from $36.1 billion at December 31, 2015. The decrease was concentrated in short-term fixed-rate advances. For the three months ended March 31, 2016, the average balance of total advances was $35.3 billion, compared to $31.6 billion during the same period in 2015. The $3.7 billion increase was concentrated in fixed-rate short-term and long-term advances. We cannot predict whether this trend will continue.

Accretable yields from investments in private-label MBS continue to contribute strongly to net income.

For the three months ended March 31, 2016 and 2015, we recognized $9.4 million and $9.3 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.2 billion at March 31, 2016, compared with $6.4 billion at its peak in September 30, 2007, and other-than-temporary impairment credit losses recognized in recent periods have dropped significantly from those earlier periods.

We used our Excess Stock Management Program to improve our capital efficiency.

Under this program, we repurchased $105.3 million in excess stock in the first quarter of 2016. For additional information see — Liquidity and Capital Resources — Internal Capital Practices and Policies — Excess Stock Management Program.

Regulatory Developments

The FHFA and other federal banking regulators proposed a regulation during the three months ended March 31, 2016, as described in Legislative and Regulatory Developments. Such development could affect the way we conduct business.

ECONOMIC CONDITIONS

Economic Environment

The U.S. economy continued to expand at a moderate pace despite volatility in global financial markets during the first quarter of 2016, with household spending increasing and continued improvement in the housing sector. The New England economy also continued to experience moderate growth, with home prices and building permits making modest gains.

The U.S. labor market continued to be strong in the first quarter of 2016 with the unemployment rate remaining at 5.0 percent and non-farm payrolls rising by 215,000 in March 2016, after rising by 242,000 in February 2016. The New England region experienced modest payroll employment growth and steady declines in the average unemployment rate through February 2016.

Interest-Rate Environment

We note that on April 27, 2016, the Federal Open Market Committee issued a press release providing that an accommodative stance of monetary policy remains appropriate and that when it decides to take a less accommodative stance, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent. In response to similar prior statements and to other global market uncertainties, long-term interest rates generally declined during the quarter ending March 31, 2016.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates

3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
3.5
3
2.5
2
1.5
1
0.5
0
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16

The federal funds target rate remained constant at zero to 0.25 percent from the first quarter 2013 through the third quarter 2015. On December 17, 2015, the FOMC raised the target range for the federal funds rate by 25 basis points, from 0.25 to 0.50 percent.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2015, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Statement of Condition
Total assets	$58,669,046	$58,108,801	$57,397,372	$56,449,865	$53,065,843
Investments(1)	20,319,265	18,019,181	19,376,223	17,768,044	17,501,603
Advances	34,524,912	36,076,167	33,954,689	34,105,443	31,179,231
Mortgage loans held for portfolio, net(2)	3,575,262	3,581,788	3,580,269	3,574,835	3,537,841
Deposits and other borrowings	562,622	482,602	495,871	402,066	429,343
Consolidated obligations:
Bonds	27,961,818	25,433,409	26,412,714	26,075,429	25,416,779
Discount notes	26,358,590	28,479,097	26,538,537	25,972,593	23,451,068
Total consolidated obligations	54,320,408	53,912,506	52,951,251	52,048,022	48,867,847
Mandatorily redeemable capital stock	35,244	41,989	42,643	57,268	57,281
Class B capital stock outstanding-putable(3)	2,301,039	2,336,662	2,542,598	2,482,244	2,440,386
Unrestricted retained earnings	938,287	934,214	894,676	890,443	781,261
Restricted retained earnings	200,534	194,634	179,502	173,411	143,484
Total retained earnings	1,138,821	1,128,848	1,074,178	1,063,854	924,745
Accumulated other comprehensive loss	(390,430)	(442,597)	(395,696)	(395,063)	(411,829)
Total capital	3,049,430	3,022,913	3,221,080	3,151,035	2,953,302
Other Information
Total regulatory capital ratio(4)	5.92%	6.04%	6.38%	6.38%	6.45%
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $1.0 million, $1.0 million, $1.0 million, $1.1 million, and $1.4 million for the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net interest income	$56,104	$58,891	$56,156	$56,187	$54,463
Provision (reduction of provision) for credit losses	11	112	(159)	(223)	(60)
Net impairment losses on held-to-maturity securities recognized in earnings	(1,347)	(1,231)	(1,053)	(1,429)	(346)
Litigation settlements	—	50,166	—	134,690	23
Other loss	(2,990)	(1,895)	(4,738)	(1,908)	(278)
Other expense	18,934	21,717	16,631	21,450	16,584
AHP assessments	3,320	8,446	3,437	16,678	3,767
Net income	$29,502	$75,656	$30,456	$149,635	$33,571
Other Information
Dividends declared	$19,529	$20,987	$20,132	$10,525	$10,484
Dividend payout ratio	66.20%	27.74%	66.10%	7.03%	31.23%
Weighted-average dividend rate(1)	3.42	3.32	3.28	1.76	1.74
Return on average equity(2)	3.88	10.13	3.80	19.57	4.67
Return on average assets	0.20	0.52	0.22	1.11	0.24
Net interest margin(3)	0.39	0.41	0.41	0.42	0.40
Average equity to average assets	5.20	5.17	5.79	5.66	5.20
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Net income decreased to $29.5 million for the three months ended March 31, 2016, from $33.6 million for the three months ended March 31, 2015. The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the three months ended March 31, 2016, was $56.1 million, compared with $54.5 million for the same period in 2015. The $1.6 million increase was attributable to a $2.9 billion increase in average earning assets, from $55.7 billion for 2015, to $58.5 billion for 2016. The increase in average earning assets was driven by a $3.7 billion increase in average advances balances partially offset by an $872.1 million decrease in average investments balances. For additional information see — Rate and Volume Analysis. Also offsetting the favorable impact due to the increase in average earning assets was a $1.5 million decrease in net prepayment fees from investments and advances from $3.9 million in the three months ended March 31, 2015, to $2.4 million in the three months ended March 31, 2016.

Net interest spread was 0.34 percent for the three months ended March 31, 2016, a two basis point decrease from 2015, and net interest margin was 0.39 percent, a one basis point decrease from 2015. The decrease in net interest spread reflects a 13 basis point increase in the average yield on earning assets and a 15 basis point increase in the average yield on interest-bearing liabilities.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$35,283,805	$80,288	0.92%	$31,622,524	$61,150	0.78%
Securities purchased under agreements to resell	4,017,505	3,193	0.32	4,893,422	803	0.07
Federal funds sold	6,270,253	5,616	0.36	6,592,767	1,627	0.10
Investment securities(2)	9,296,338	49,876	2.16	9,022,548	47,924	2.15
Mortgage loans	3,577,828	31,076	3.49	3,500,401	31,051	3.60
Other earning assets	75,962	107	0.57	23,376	11	0.19
Total interest-earning assets	58,521,691	170,156	1.17	55,655,038	142,566	1.04
Other non-interest-earning assets	398,325			410,435
Fair-value adjustments on investment securities	(22,874)			(25,335)
Total assets	$58,897,142	$170,156	1.16%	$56,040,138	$142,566	1.03%
Liabilities and capital
Consolidated obligations
Discount notes	$27,874,080	$22,697	0.33%	$26,125,896	$5,513	0.09%
Bonds	26,635,280	90,860	1.37	25,671,068	82,241	1.30
Deposits	479,533	115	0.10	394,206	14	0.01
Mandatorily redeemable capital stock	41,910	379	3.64	77,207	335	1.76
Other borrowings	1,232	1	0.33	556	—	0.10
Total interest-bearing liabilities	55,032,035	114,052	0.83	52,268,933	88,103	0.68
Other non-interest-bearing liabilities	804,824			858,225
Total capital	3,060,283			2,912,980
Total liabilities and capital	$58,897,142	$114,052	0.78%	$56,040,138	$88,103	0.64%
Net interest income		$56,104			$54,463
Net interest spread			0.34%			0.36%
Net interest margin			0.39%			0.40%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2016 and 2015. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2016 vs. March 31, 2015
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$7,575	$11,563	$19,138
Securities purchased under agreements to resell	(168)	2,558	2,390
Federal funds sold	(83)	4,072	3,989
Investment securities	1,465	487	1,952
Mortgage loans	679	(654)	25
Other earning assets	51	45	96
Total interest income	9,519	18,071	27,590
Interest expense
Consolidated obligations
Discount notes	393	16,791	17,184
Bonds	3,162	5,457	8,619
Deposits	4	97	101
Mandatorily redeemable capital stock	(202)	246	44
Other borrowings	—	1	1
Total interest expense	3,357	22,592	25,949
Change in net interest income	$6,162	$(4,521)	$1,641

Average Balance of Advances Outstanding

The average balance of total advances increased $3.7 billion, or 11.6 percent, for the three months ended March 31, 2016, compared with the same period in 2015. This increase of average advances balances was concentrated in fixed- rate short-term and long-term advances, and is due to increases in advances balances that occurred during the later nine months of 2015. Advances balances have declined modestly since December 31, 2015, as discussed under — Financial Condition, below. The following table summarizes average balances of advances outstanding during the three months ended March 31, 2016 and 2015, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Fixed-rate advances—par value
Long-term	$13,699,962	$12,552,618
Short-term	10,888,199	8,844,661
Putable	1,947,964	2,135,045
Overnight	931,167	909,117
Amortizing	872,937	880,556
All other fixed-rate advances	96,615	72,000
	28,436,844	25,393,997

Variable-rate indexed advances—par value
Simple variable (1)	6,388,990	5,915,000
Putable	255,072	51,556
All other variable-rate indexed advances	43,526	44,335
	6,687,588	6,010,891
Total average par value	35,124,432	31,404,888
Net premiums	5,950	14,723
Market value of bifurcated derivatives	3,183	1,973
Hedging adjustments	150,240	200,940
Total average balance of advances	$35,283,805	$31,622,524
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $8.7 billion for the three months ended March 31, 2016. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $27.2 billion for the three months ended March 31, 2016, representing 77.1 percent of the total average balance of advances outstanding during the three months ended March 31, 2016. The average balance of all such advances totaled $20.7 billion for the three months ended March 31, 2015, representing 65.5 percent of the total average balance of advances outstanding during the three months ended March 31, 2015.

For the three months ended March 31, 2016 and 2015, net prepayment fees on advances and investments were $2.4 million and $3.9 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.1 billion, or 10.0 percent, for the three months ended March 31, 2016, compared with the same period in 2015. The yield earned on short-term money market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the three months ended March 31, 2016, average balances of securities purchased under agreements to resell decreased $875.9 million and average balances of federal funds sold decreased $322.5 million in comparison to the three months ended March 31, 2015.

Average investment-securities balances increased $273.8 million, or 3.0 percent for the three months ended March 31, 2016, compared with the same period in 2015, an increase consisting primarily of a $284.9 million increase in MBS.

Average Balance of COs

Average CO balances increased $2.7 billion, or 5.2 percent, for the three months ended March 31, 2016, compared with the same period in 2015, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $1.7 billion in CO discount notes and an increase of $1.0 billion in CO bonds.

The average balance of CO discount notes represented approximately 51.1 percent of total average COs during the three months ended March 31, 2016, compared with 50.4 percent of total average COs during the three months ended March 31, 2015. The average balance of CO bonds represented 48.9 percent and 49.6 percent of total average COs outstanding during the three months ended March 31, 2016 and 2015, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	For the Three Months Ended March 31, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(831)	$—	$(93)	$(2,224)	$(3,148)
Net interest settlements included in net interest income (2)	(30,124)	(9,011)	—	8,072	(31,063)
Total net interest income	(30,955)	(9,011)	(93)	5,848	(34,211)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(223)	384	—	(3,194)	(3,033)
Losses on cash-flow hedges	—	—	—	(346)	(346)
(Losses) gains on derivatives not receiving hedge accounting	(21)	(3,491)	—	40	(3,472)
Mortgage delivery commitments	—	—	616	—	616
Net (losses) gains on derivatives and hedging activities	(244)	(3,107)	616	(3,500)	(6,235)

Subtotal	(31,199)	(12,118)	523	2,348	(40,446)

Net gains on trading securities	—	1,873	—	—	1,873
Total net effect of derivatives and hedging activities	$(31,199)	$(10,245)	$523	$2,348	$(38,573)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended March 31, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,291)	$—	$(125)	$(508)	$(1,924)
Net interest settlements included in net interest income (2)	(31,899)	(9,482)	—	15,698	(25,683)
Total net interest income	(33,190)	(9,482)	(125)	15,190	(27,607)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	29	327	—	(984)	(628)
Losses on cash-flow hedges	—	—	—	(80)	(80)
Gains (losses) on derivatives not receiving hedge accounting	2	(3,139)	—	59	(3,078)
Mortgage delivery commitments	—	—	427	—	427
Net gains (losses) on derivatives and hedging activities	31	(2,812)	427	(1,005)	(3,359)

Subtotal	(33,159)	(12,294)	302	14,185	(30,966)

Net gains on trading securities	—	1,281	—	—	1,281
Total net effect of derivatives and hedging activities	$(33,159)	$(11,013)	$302	$14,185	$(29,685)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended March 31, 2016 and 2015 was 0.39 percent and 0.40 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.60 percent and 0.58 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.5 million and $1.8 million, respectively for the three months ended March 31, 2016 and 2015.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three months ended March 31, 2016 and 2015. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Gains (losses) on derivatives and hedging activities:
Net losses related to fair-value hedge ineffectiveness	$(3,033)	$(628)
Net losses related to cash-flow hedge ineffectiveness	(346)	(80)
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	(21)	2
Trading securities	(1,921)	(1,359)
CO Bonds	8	40
Mortgage delivery commitments	616	427
Net interest-accruals related to derivatives not receiving hedge accounting	(1,538)	(1,761)
Net losses on derivatives and hedging activities	(6,235)	(3,359)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(1,347)	(346)
Litigation settlements	—	23
Loss on early extinguishment of debt	(558)	—
Service-fee income	1,968	1,919
Net unrealized gains on trading securities	1,873	1,281
Other	(38)	(119)
Total other loss	$(4,337)	$(601)

As evident in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

FINANCIAL CONDITION

Advances

At March 31, 2016, the advances portfolio totaled $34.5 billion, a decrease of $1.6 billion compared with $36.1 billion at December 31, 2015. The decrease was concentrated primarily in short-term fixed-rate advances.

The following table summarizes advances outstanding by product type at March 31, 2016, and December 31, 2015.

Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2016		December 31, 2015
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$13,498,809	39.3%	$13,392,525	37.2%
Short-term	10,947,807	31.9	11,777,324	32.8
Putable	1,959,700	5.7	2,022,200	5.6
Amortizing	870,153	2.5	887,558	2.5
Overnight	603,790	1.7	1,080,755	3.0
All other fixed-rate advances	92,000	0.3	97,000	0.3
	27,972,259	81.4	29,257,362	81.4

Variable-rate advances
Simple variable (1)	5,969,175	17.4	6,504,375	18.1
Putable	339,000	1.0	157,500	0.4
All other variable-rate indexed advances	66,442	0.2	48,546	0.1
	6,374,617	18.6	6,710,421	18.6
Total par value	$34,346,876	100.0%	$35,967,783	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At March 31, 2016, we had advances outstanding to 313, or 70.2 percent of our 446 members. At December 31, 2015, we had advances outstanding to 321, or 72.0 percent of our 446 members.

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

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at March 31, 2016, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of March 31, 2016 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	270	$31,234,500	$75,084,141	240.4%
Category-2	16	441,692	860,802	194.9
Category-3	13	396,012	553,654	139.8
Insurance companies	19	2,274,672	2,629,843	115.6
Total	318	$34,346,876	$79,128,440	230.4%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of March 31, 2016.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$32,400,111
Collateral specifically listed and identified	42,429,683
Collateral delivered to us	11,821,811

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2015 Annual Report. At both March 31, 2016 and December 31, 2015, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member discounted collateral.

We have not recorded any allowance for credit losses on credit products at March 31, 2016, and December 31, 2015, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at March 31, 2016, and the interest earned on outstanding advances to such institutions for the three months ended March 31, 2016.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	March 31, 2016
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2016
Citizens Bank, N.A.	$5,512,069	16.0%	0.54%	$8,204
People's United Bank, N.A.	2,805,175	8.2	0.50	3,271
Webster Bank, N.A.	2,363,110	6.9	0.82	5,073
Berkshire Bank	1,070,223	3.1	0.65	1,830
Massachusetts Mutual Life Insurance Co.	1,100,000	3.2	2.22	6,160
Total of top five advance-borrowing institutions	$12,850,577	37.4%		$24,538
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2016, investment securities and short-term money market instruments totaled $20.3 billion, compared with $18.0 billion at December 31, 2015.

Short-term money-market investments increased by $1.7 billion to $10.5 billion at March 31, 2016, compared with December 31, 2015. The increase was attributable to increases in federal funds sold and securities purchased under agreements to resell of $1.4 billion and $324.0 million, respectively.

Investment securities increased $606.0 million to $9.8 billion at March 31, 2016, compared with December 31, 2015. The increase was attributable to a $569.1 million increase in MBS and a $38.5 million increase in agency and supranational institutions' debentures.

Our MBS investment portfolio consists of the following categories of securities as of March 31, 2016, and December 31, 2015. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	March 31, 2016	December 31, 2015
Single-family MBS - U.S. government-guaranteed and GSE	69.2%	71.5%
Multifamily MBS - U.S. government-guaranteed and GSE	20.1	16.7
Private-label residential MBS	10.5	11.6
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note
5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on our investment securities

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. Most of these placements expire within one business day.

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of March 31, 2016 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$291	$—	$—	$—	$—
Securities purchased under agreements to resell	—	3,825,000	1,200,000	1,999,000	—	—
Federal funds sold	—	1,360,000	2,130,000	—	—	—
Total money market instruments	—	5,185,291	3,330,000	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	3,264	—	—	—	—
U.S. government-owned corporations	—	283,523	—	—	—	—
GSEs	—	124,528	—	—	—	—
Supranational institutions	453,099	—	—	—	—	—
HFA securities	20,770	39,610	109,338	—	—	—
Total non-MBS	473,869	450,925	109,338	—	—	—

MBS:
U.S. government guaranteed - single-family (2)	—	173,664	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	745,394	—	—	—	—
GSE – single-family (2)	—	5,894,999	—	—	—	—
GSE – multifamily (2)	—	1,020,044	—	—	—	—
Private-label – residential	—	246	41,036	65,674	815,347	6
ABS backed by home-equity loans	590	1,136	6,717	1,973	4,016	—
Total MBS	590	7,835,483	47,753	67,647	819,363	6

Total investment securities	474,459	8,286,408	157,091	67,647	819,363	6

Total investments	$474,459	$13,471,699	$3,487,091	$2,066,647	$819,363	$6
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2016. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At March 31, 2016, our unsecured credit exposure related to money market instruments and debentures, including accrued interest, was $4.4 billion to 12 counterparties and issuers, of which $3.5 billion was for federal funds sold, and $871.4 million was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of March 31, 2016:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of March 31, 2016

Issuer / counterparty	Percent
Bank of New York Mellon(1)	15.1%
Bank of Nova Scotia(1)	13.0
Bank of Tokyo-Mitsubishi UFJ, LTD(1)	13.0
Nordea Bank Finland PLC(1)	11.5
Cooperatieve Rabobank U.A.(1)	11.5
Inter-American Development Bank (a supranational institution)	10.5
_______________________

(1)	Consists of overnight federal funds sold. We sold federal funds to either the U.S. branch or agency of the named commercial bank.

Private-Label MBS

Of our $9.2 billion in par value of MBS and ABS investments at March 31, 2016, $1.5 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	March 31, 2016			December 31, 2015
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$10,329	$120,965	$131,294	$10,680	$126,518	$137,198
Alt-A	22,037	1,316,942	1,338,979	23,178	1,361,942	1,385,120
Total private-label residential MBS	32,366	1,437,907	1,470,273	33,858	1,488,460	1,522,318
ABS backed by home equity loans
Subprime	—	15,453	15,453	—	15,999	15,999
Total par value of private-label MBS	$32,366	$1,453,360	$1,485,726	$33,858	$1,504,459	$1,538,317
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of March 31, 2016, reflect the percentage of subordinated class outstanding balances as of March 31, 2016, to our senior class outstanding balances as of March 31, 2016, weighted by the par value of our respective senior class securities. Average current credit enhancements as of March 31, 2016, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity As of March 31, 2016 (dollars in thousands)

Total
Par value by credit rating
Triple-A	$598
Double-A	1,382
Single-A	47,753
Triple-B	67,816
Below Investment Grade
Double-B	49,806
Single-B	42,868
Triple-C	636,888
Double-C	279,794
Single-C	24,971
Single-D	333,845
Unrated	5
Total	$1,485,726

Amortized cost	$1,156,479
Gross unrealized gains	46,736
Gross unrealized losses	(60,888)
Fair value	$1,142,327

Weighted average percentage of fair value to par value	76.89%
Original weighted average credit support	26.85
Weighted average credit support	8.74
Weighted average collateral delinquency (1)	22.91
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2015 Annual Report. As of March 31, 2016, our mortgage loan investment portfolio totaled $3.6 billion, a decrease of $6.5 million from December 31, 2015.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2015 Annual Report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2016	December 31, 2015

Massachusetts	47%	46%
Maine	12	12
Wisconsin	11	11
Connecticut	7	7
New Hampshire	5	5
All others	18	19
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.0 million at both March 31, 2016, and December 31, 2015.

For information on the determination of the allowance at March 31, 2016, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2015 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2016	December 31, 2015
Total par value past due 90 days or more and still accruing interest	$4,378	$5,403
Nonaccrual loans, par value	22,007	22,361
Troubled debt restructurings (not included above)	6,132	7,130

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of March 31, 2016, we were the beneficiary of primary mortgage insurance coverage of $70.0 million on $278.9 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $18.3 million on mortgage pools with a total unpaid principal balance of $227.3 million.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Derivatives outstanding with counterparties with which we have an enforceable master-netting agreement are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivatives that have been cleared through a clearing member with a DCO are classified as assets or liabilities according to the net fair value of those derivatives that have been transacted through a particular clearing member with a particular DCO. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $52.0 million and $40.1 million as of March 31, 2016, and December 31, 2015, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $485.5 million and $442.0 million as of March 31, 2016, and December 31, 2015, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2016, and December 31, 2015. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2016		December 31, 2015
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$8,761,669	$(171,130)	$8,195,652	$(102,381)
	Swaps	Economic	498,500	(3,975)	342,000	(1,246)
Total associated with advances			9,260,169	(175,105)	8,537,652	(103,627)
Available-for-sale securities	Swaps	Fair value	611,915	(364,391)	611,915	(314,571)
	Caps	Economic	300,000	—	300,000	—
Total associated with available-for-sale securities			911,915	(364,391)	911,915	(314,571)
Trading securities	Swaps	Economic	198,000	(16,043)	202,000	(14,438)
COs	Swaps	Fair value	7,117,015	14,194	6,387,445	2,201
	Swaps	Economic	18,500	(3)	18,500	(11)
	Forward starting swaps	Cash Flow	527,800	(52,933)	527,800	(35,547)
Total associated with COs			7,663,315	(38,742)	6,933,745	(33,357)
Total			18,033,399	(594,281)	16,585,312	(465,993)
Mortgage delivery commitments			36,799	240	24,714	(7)
Total derivatives			$18,070,198	(594,041)	$16,610,026	(466,000)
Accrued interest				(19,326)		(28,039)
Cash collateral and accrued interest				179,891		92,149
Net derivatives				$(433,476)		$(401,890)
Derivative asset				$52,036		$40,117
Derivative liability				(485,512)		(442,007)
Net derivatives				$(433,476)		$(401,890)
 _______________________

(1)
As of March 31, 2016, and December 31, 2015, embedded derivatives separated from the advance contract with notional amounts of $498.5 million and $342.0 million, respectively, and fair values of $4.3 million and $1.2 million, respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $15.9 billion, representing 87.9 percent of all derivatives outstanding as of March 31, 2016. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of March 31, 2016 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,180,405	$(13,564)	$2,180,405	$13,357	1.87%	0.62%	1.67%	0.82%
Due after one year through two years	2,208,950	(56,519)	2,208,950	56,255	2.72	0.62	2.57	0.77
Due after two years through three years	1,409,160	(27,365)	1,409,160	27,064	2.02	0.62	1.71	0.93
Due after three years through four years	886,011	(17,412)	886,011	17,219	1.87	0.63	1.60	0.90
Due after four years through five years	1,228,053	(25,461)	1,228,053	24,766	1.91	0.63	1.55	0.99
Thereafter	849,090	(30,808)	849,090	29,969	2.36	0.63	1.87	1.12
Total	$8,761,669	$(171,129)	$8,761,669	$168,630	2.16%	0.63%	1.90%	0.89%
_______________________

(1)	Included in the advances hedged amount are $2.0 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2016.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of March 31, 2016 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,441,245	$55	$3,441,245	$(175)	0.53%	0.57%	0.54%	0.50%
Due after one year through two years	2,488,770	10,605	2,488,770	(10,768)	1.10	1.14	0.55	0.51
Due after two years through three years	709,000	2,602	709,000	(2,728)	1.20	1.22	0.52	0.50
Due after three years through four years	85,000	209	85,000	(226)	1.65	1.65	0.51	0.51
Due after four years through five years	303,000	787	303,000	(862)	1.72	1.72	0.50	0.50
Thereafter	90,000	(64)	90,000	71	1.27	1.27	0.35	0.35
Total	$7,117,015	$14,194	$7,117,015	$(14,688)	0.87%	0.91%	0.54%	0.50%
_______________________

(1)	Included in the CO bonds hedged amount are $2.4 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2016.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We accept cash or securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in the derivatives table below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value positions with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. The table below details our counterparty credit exposure as of March 31, 2016.

Derivatives Counterparty Current Credit Exposure As of March 31, 2016 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$299,500	$310	$—	$—	$310

Liability positions with credit exposure:
Uncleared derivatives
Single-A	2,297,000	(29,734)	11,254	19,368	888
Triple-B	1,816,000	(40,660)	—	42,070	1,410
Cleared derivatives	10,456,789	(115,771)	167,096	—	51,325
Total derivative positions with nonmember counterparties to which we had credit exposure	14,869,289	(185,855)	178,350	61,438	53,933

Mortgage delivery commitments (2)	36,799	240	—	—	240
Total	$14,906,088	$(185,615)	$178,350	$61,438	$54,173

Derivative positions without credit exposure: (3)
Double-A	$709,500
Single-A	1,092,655
Triple-B	1,361,955
Total derivative positions without credit exposure	$3,164,110
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

For information on our approach to the credit risks arising from our use of derivatives, see Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit
Risk in the 2015 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations in the 2015 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

We did not breach either of these thresholds at any time during the three months ended March 31, 2016. Senior management is notified if either liquidity threshold is breached and is required to determine whether or not any corrective action is necessary as a result.

The following table presents our projected net cash flow and structural liquidity as of March 31, 2016.

Projected Net Cash Flow and Structural Liquidity As of March 31, 2016 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$5,468	$21,755
Maturing liabilities	2,445,000	10,242,500
Committed asset settlements	388,740	390,440
Capital outflow	194,000	194,000
MPF delivery commitments	36,799	36,799
Other	5,823	5,823
Gross uses of funds	3,075,830	10,891,317

Sources of funds
Interest receivable	33,066	56,202
Maturing or projected amortization of assets	10,893,818	17,084,912
Committed liability settlements	606,237	606,237
Cash and due from banks	66,858	66,858
Gross sources of funds	11,599,979	17,814,209

Projected net cash flow	8,524,149	$6,922,892

Less: Secondary uses of funds
Deposit runoff	505,493
Drawdown of standby letters of credit and lines of credit	637,594
Rollover of all maturing advances	2,062,293
Projected funding of MPF master commitments	205,566
Total secondary uses of funds	3,410,946

Structural liquidity	$5,113,203

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

We complied with this regulatory requirement at all times during the quarter ended March 31, 2016. As of March 31, 2016, and December 31, 2015, we held a surplus of $14.6 billion and $12.0 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of March 31, 2016.

Contingency Liquidity As of March 31, 2016 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$5,468
Maturing liabilities	2,445,000
Committed asset settlements	388,740
Drawdown of standby letters of credit	120,609
Other	5,823
Gross uses of funds	2,965,640

Cumulative sources of funds
Interest receivable	33,066
Maturing or amortizing advances	2,062,294
Committed liability settlements	606,237
Gross sources of funds	2,701,597

Plus: sources of contingency liquidity
Marketable securities	1,699,000
Self-liquidating assets	8,815,000
Cash and due from banks	66,858
Marketable securities available for repo	4,326,568
Total sources of contingency liquidity	14,907,426

Net contingency liquidity	$14,643,383

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended March 31, 2016.

Balance Sheet Funding Gap Policy. Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, maturing in one year or longer, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets and sets a management action trigger at a gap of 10 percent of total assets. We maintained compliance with this limit and its management action trigger at all times during the three months ended March 31, 2016. During the three months ended March 31, 2016, this gap averaged 6.7 percent (the maximum level at any month-end during the quarter was 7.6 percent and the minimum level at any month-end during the quarter was 6.0 percent). As of March 31, 2016, this gap was 7.6 percent, compared with 5.0 percent at December 31, 2015.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — External Sources of Liquidity in the 2015 Annual Report. We have never drawn funding under this agreement.

Debt Financing — Consolidated Obligations

At March 31, 2016, and December 31, 2015, outstanding COs, including both CO bonds and CO discount notes, totaled $54.3 billion and $53.9 billion, respectively.

CO bonds outstanding for which we are primarily liable at March 31, 2016, and December 31, 2015, include issued callable bonds totaling $3.5 billion and $3.6 billion, respectively.

CO discount notes comprised 48.5 percent and 52.8 percent of the outstanding COs for which we are primarily liable at March 31, 2016, and December 31, 2015, respectively, but accounted for 86.5 percent and 94.5 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2016 and 2015, respectively.

Financial Conditions for Consolidated Obligations

We have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. However, during the period covered by this report, we continued to observe that CO yields were relatively high as compared to yields in U.S. dollar interest rate swaps for funding terms of longer than one year based on long-term historical averages, though CO issuance costs improved slightly relative to yields on comparable U.S. Treasury Notes. Nonetheless, investor demand for COs during the period remained strong and stable. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of new capital requirements on underwriters. So far, this development has not impeded our ability to meet our funding needs.

Capital

Total capital was $3.0 billion at both March 31, 2016, and December 31, 2015.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2016, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $35.2 million and $42.0 million at March 31, 2016, and December 31, 2015, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2015 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of the redemption-notice period at March 31, 2016, and December 31, 2015 (dollars in thousands).

Expiry of Redemption-Notice Period	March 31, 2016	December 31, 2015
Past redemption date (1)	$607	$629
Due in one year or less	—	—
Due after one year through two years	4,856	—
Due after two years through three years	186	4,856
Due after three years through four years	29,500	36,450
Due after four years through five years	55	54
Thereafter	40	—
Total	$35,244	$41,989

_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

We have the authority, but are not obliged, to repurchase excess stock, at our discretion, subject to continuing to meet all of our minimum capital requirements, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2015 Annual Report. At March 31, 2016, and December 31, 2015, excess capital stock totaled $166.5 million and $158.9 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2016	$667,899	$1,501,885	$2,169,806	$2,336,282	$166,476
December 31, 2015	653,642	1,566,057	2,219,722	2,378,651	158,929
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Repurchases of excess stock have led to reductions in our capital levels, including reductions to mandatorily redeemable capital stock from $42.0 million at December 31, 2015, to $35.2 million at March 31, 2016. Dividend payments on mandatorily redeemable capital stock are classified as interest expense, so the repurchase of this stock should lead to a reduction in interest expense, all other things being equal. For the three months ended March 31, 2016, interest expense on mandatorily redeemable capital stock amounted to $379,000 compared with $335,000 for the three months ended March 31, 2015.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 15, 2016, the Director of the FHFA notified us that, based on December 31, 2015 financial information, we met the definition of adequately capitalized under the Capital Rule.

For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2015 Annual Report.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target our operating capital ratio to be within the range of 4.0 percent to 7.5 percent. Our capital ratio was 5.9 percent at March 31, 2016.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2016, this internal minimum capital requirement equaled $2.9 billion, which was satisfied by our actual regulatory capital of $3.5 billion.

Excess Stock Management Program

On July 24, 2015, our board of directors authorized management to implement an excess stock management program, under which we are authorized to repurchase excess stock to target a range for excess stock between zero and $200 million. As of March 31, 2016, our shareholders held $166.5 million in excess stock. We used the Excess Stock Management program in the first quarter of 2016, to unilaterally repurchase $105.3 million of excess stock from shareholders on a pro rata basis.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•	commitments that obligate us for additional advances;

•	standby letters of credit;

•	commitments for unused lines-of-credit advances; and

•	unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Commitments and Contingencies in the 2015 Annual Report.

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

We have identified five accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2015 Annual Report.

As of March 31, 2016, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 —Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Joint Proposed Rule on Incentive-Based Compensation Arrangements. On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). The proposed rule specifies that we would fall into the middle category, Level 2. The proposed rule would supplement existing FHFA executive compensation rules.

The proposed rule would prohibit us from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, together, “covered persons”) that could lead to a material financial loss at the Bank.
If adopted in its current form, the proposed rule would, among other things, impose requirements related to our incentive-based compensation arrangements for covered persons, related to:

•	mandatory deferrals of 50 percent and 40 percent of annual incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

Comments are due on the proposed rule by July 22, 2016. We are currently assessing the effect of the proposed rule.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2015 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2016, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.9 billion, compared with $14.3 billion at December 31, 2015);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at March 31, 2016, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.1 billion compared with $1.4 billion at December 31, 2015);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements, was $7.1 billion, or 25.6 percent of our total outstanding CO bonds at March 31, 2016, compared with $6.4 billion, or 25.2 percent of total outstanding CO bonds, at December 31, 2015;

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2015 Annual Report.

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

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2015 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at March 31, 2016, and December 31, 2015.

Interest/Market-Rate Risk Metric	March 31, 2016	December 31, 2015	Target, Limit or Management Action Trigger at December 31, 2015
MVE	$3.3 billion	$3.4 billion	None
MVE/BVE	95%	97%	None
MVE/Par Stock	141%	143%	102% (management action trigger) and 100% or higher (limit)
Economic Capital Ratio	5.6%	5.8%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$80.8 million	$83.9 million	Maintain below $225.0 million (management action trigger) and $275.0 million (limit)
Duration of Equity	+0.12 years	+0.07 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(6.3)%	(5.4)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+0.08 months	+0.05 months	None
MPF Portfolio VaR	$50.1 million	$66.6 million	Maintain below 25% of the VaR limit (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 105 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 135 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

Value at Risk. The table below presents the historical simulation VaR estimate as of March 31, 2016, and December 31, 2015, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	March 31, 2016		December 31, 2015
Confidence Level	% of MVE (2)	$ million	% of MVE (2)	$ million
50%	0.13%	$4.3	0.13%	$4.6
75%	0.44	14.7	0.43	14.7
95%	0.86	28.2	1.43	48.6
99%	2.45	80.8	2.46	83.9
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

	March 31, 2016
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,033	$3,111	$3,245	$3,299	$3,231	$3,092	$2,923
Percent change in MVE from base	(8.1)%	(5.7)%	(1.6)%	—%	(2.1)%	(6.3)%	(11.4)%
MVE/BVE	87.3%	89.5%	93.4%	94.9%	93.0%	89.0%	84.1%
MVE/Par Stock	130%	133%	139%	141%	138%	132%	125%
Duration of Equity	-1.17 years	-3.41 years	-3.18 years	+0.12 years	+3.27 years	+4.98 years	+5.96 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.6%	2.6%	2.7%	2.6%	2.2%	1.7%	1.1%
Net income percent change from base	(22.9)%	(24.6)%	(20.0)%	—%	18.3%	31.9%	42.8%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for March 31, 2016, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2015 Annual Report.

We continue our private-label MBS litigation against the following entities and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Barclays Capital Inc.; Credit Suisse (USA), Inc.; Impac Mortgage Holdings, Inc.; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; and UBS Americas Inc.

On May 2, 2016, the First Circuit for the United States Court of Appeals (the First Circuit) ruled favorably on our appeal of the dismissal of our claims against Moody’s Investors Service, Inc. and Moody’s Corporation (together Moody’s). The First Circuit reversed the United States District Court for the District of Massachusetts (the District Court), which had ruled that federal law does not permit the transfer of cases from one federal court to another where the first court is found to lack personal jurisdiction. The First Circuit remanded the case to the District Court to determine whether transfer of our claims to the Southern District of New York would be in the interest of justice.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2015 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment to Bylaws Pursuant to FHFA Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters

As discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments of our 2015 Annual Report, effective March 18, 2016, we adopted revised bylaws in which, among various ministerial, technical, and conforming changes, we elected to follow Massachusetts law for our corporate governance and indemnification practices and procedures. We also revised the indemnification section to give our board of directors greater discretion in determining whether to advance the expenses of a proceeding prior to its final disposition.

The foregoing summary of amendments to our bylaws is qualified in its entirety by reference to the complete copy of our amended bylaws filed as Exhibit 3.2 to our 2015 Annual Report.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 6, 2016	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 6, 2016	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer