Form 10-Q
period 2016-06-30
Federal Home Loan Bank of Boston
filed 2016-08-05
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2016
Class A Stock, par value $100	zero
Class B Stock, par value $100	24,172,622

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$413,908	$254,218
Interest-bearing deposits	298	197
Securities purchased under agreements to resell	5,799,000	6,700,000
Federal funds sold	3,840,000	2,120,000
Investment securities:
Trading securities	226,630	230,134
Available-for-sale securities - includes $16,268 and $22,822 pledged as collateral at June 30, 2016, and December 31, 2015, respectively that may be repledged	7,423,099	6,314,285
Held-to-maturity securities - includes $33,898 and $42,703 pledged as collateral at June 30, 2016, and December 31, 2015, respectively that may be repledged (a)	2,387,460	2,654,565
Total investment securities	10,037,189	9,198,984
Advances	38,241,920	36,076,167
Mortgage loans held for portfolio, net of allowance for credit losses of $900 and $1,025 at June 30, 2016, and December 31, 2015	3,628,464	3,581,788
Accrued interest receivable	82,995	84,442
Premises, software, and equipment, net	3,440	3,360
Derivative assets, net	61,402	40,117
Other assets	51,538	43,396
Total Assets	$62,160,154	$58,102,669
LIABILITIES
Deposits
Interest-bearing	$604,426	$458,513
Non-interest-bearing	30,569	24,089
Total deposits	634,995	482,602
Consolidated obligations (COs):
Bonds	27,139,771	25,427,277
Discount notes	30,483,963	28,479,097
Total consolidated obligations	57,623,734	53,906,374
Mandatorily redeemable capital stock	35,076	41,989
Accrued interest payable	76,098	81,268
Affordable Housing Program (AHP) payable	82,979	82,081
Derivative liabilities, net	502,864	442,007
Other liabilities	43,895	43,435
Total liabilities	58,999,641	55,079,756
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 23,537 shares and 23,367 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	2,353,698	2,336,662
Retained earnings:
Unrestricted	955,126	934,214
Restricted	210,031	194,634
Total retained earnings	1,165,157	1,128,848
Accumulated other comprehensive loss	(358,342)	(442,597)
Total capital	3,160,513	3,022,913
Total Liabilities and Capital	$62,160,154	$58,102,669
_______________________________________
(a)   Fair values of held-to-maturity securities were $2,613,754 and $2,923,124 at June 30, 2016, and December 31, 2015, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Advances	$81,011	$58,441	$159,230	$115,849
Prepayment fees on advances, net	863	279	2,932	4,021
Securities purchased under agreements to resell	2,713	1,104	5,906	1,907
Federal funds sold	5,176	1,223	10,792	2,850
Investment securities:
Trading securities	2,205	2,296	4,441	4,614
Available-for-sale securities	23,170	23,603	48,315	44,175
Held-to-maturity securities	22,218	24,264	44,388	49,135
Prepayment fees on investments	6	94	331	257
Total investment securities	47,599	50,257	97,475	98,181
Mortgage loans held for portfolio	29,906	30,190	60,982	61,241
Other	136	14	243	25
Total interest income	167,404	141,508	337,560	284,074
INTEREST EXPENSE
Consolidated obligations:
Bonds	89,780	79,923	180,640	162,164
Discount notes	22,579	4,909	45,276	10,422
Total consolidated obligations	112,359	84,832	225,916	172,586
Deposits	146	19	261	33
Mandatorily redeemable capital stock	319	468	698	803
Other borrowings	1	2	2	2
Total interest expense	112,825	85,321	226,877	173,424
NET INTEREST INCOME	54,579	56,187	110,683	110,650
Reduction of provision for credit losses	(111)	(223)	(100)	(283)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	54,690	56,410	110,783	110,933
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(643)	(356)	(1,085)	(580)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(360)	(1,073)	(1,265)	(1,195)
Net other-than-temporary impairment losses on investment securities, credit portion	(1,003)	(1,429)	(2,350)	(1,775)
Litigation settlements	19,584	134,690	19,584	134,713
Loss on early extinguishment of debt	(742)	(129)	(1,300)	(129)
Service fees	1,934	2,089	3,902	4,008
Net unrealized gains (losses) on trading securities	84	(2,393)	1,957	(1,112)
Net losses on derivatives and hedging activities	(2,963)	(1,142)	(9,198)	(4,501)
Other	(100)	(333)	(138)	(452)
Total other income	16,794	131,353	12,457	130,752
OTHER EXPENSE
Compensation and benefits	10,023	13,865	20,350	23,298
Other operating expenses	5,895	5,303	11,147	10,156
Federal Housing Finance Agency (the FHFA)	818	883	1,821	1,903
Office of Finance	726	836	1,542	1,527
Other	1,226	563	2,762	1,150
Total other expense	18,688	21,450	37,622	38,034
INCOME BEFORE ASSESSMENTS	52,796	166,313	85,618	203,651
AHP	5,312	16,678	8,632	20,445
NET INCOME	$47,484	$149,635	$76,986	$183,206

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$47,484	$149,635	$76,986	$183,206
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	27,941	(14,793)	79,771	5,796
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to non-interest income	359	1,073	1,264	1,195
Accretion of noncredit portion	9,211	11,990	18,352	23,453
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	9,570	13,063	19,616	24,648
Net unrealized gains (losses) relating to hedging activities
Unrealized (losses) gains	(9,731)	12,773	(26,770)	630
Reclassification adjustment for previously deferred hedging gains and losses included in net income	6,893	5,631	14,104	10,527
Total net unrealized (losses) gains relating to hedging activities	(2,838)	18,404	(12,666)	11,157
Pension and postretirement benefits	(2,585)	92	(2,466)	322
Total other comprehensive income	32,088	16,766	84,255	41,923
Comprehensive income	$79,572	$166,401	$161,241	$225,129

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2014	24,131	$2,413,114	$764,888	$136,770	$901,658	$(436,986)	$2,877,786
Proceeds from sale of capital stock	987	98,708					98,708
Repurchase of capital stock	(295)	(29,524)					(29,524)
Shares reclassified to mandatorily redeemable capital stock	(1)	(54)					(54)
Comprehensive income			146,565	36,641	183,206	41,923	225,129
Cash dividends on capital stock			(21,010)		(21,010)		(21,010)
BALANCE, JUNE 30, 2015	24,822	$2,482,244	$890,443	$173,411	$1,063,854	$(395,063)	$3,151,035

BALANCE, DECEMBER 31, 2015	23,367	$2,336,662	$934,214	$194,634	$1,128,848	$(442,597)	$3,022,913
Proceeds from sale of capital stock	2,258	225,813					225,813
Repurchase of capital stock	(2,087)	(208,737)					(208,737)
Shares reclassified to mandatorily redeemable capital stock	(1)	(40)					(40)
Comprehensive income			61,589	15,397	76,986	84,255	161,241
Cash dividends on capital stock			(40,677)		(40,677)		(40,677)
BALANCE, JUNE 30, 2016	23,537	$2,353,698	$955,126	$210,031	$1,165,157	$(358,342)	$3,160,513

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$76,986	$183,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(10,722)	(29,823)
Reduction of provision for credit losses	(100)	(283)
Change in net fair-value adjustments on derivatives and hedging activities	23,851	3,124
Net other-than-temporary impairment losses on investment securities, credit portion	2,350	1,775
Loss on early extinguishment of debt	1,300	129
Other adjustments	1,018	(202)
Net change in:
Market value of trading securities	(1,957)	1,112
Accrued interest receivable	1,447	(417)
Other assets	(15)	(2,412)
Accrued interest payable	(5,170)	(11,717)
Other liabilities	(2,278)	10,515
Total adjustments	9,724	(28,199)
Net cash provided by operating activities	86,710	155,007

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(150,602)	(15,297)
Securities purchased under agreements to resell	901,000	200,000
Federal funds sold	(1,720,000)	(980,000)
Premises, software, and equipment	(848)	(551)
Trading securities:
Proceeds from long-term	5,461	6,443
Available-for-sale securities:
Proceeds from long-term	530,343	441,729
Purchases of long-term	(1,501,952)	(873,647)
Held-to-maturity securities:
Proceeds from long-term	294,084	452,744
Advances to members:
Proceeds	173,556,118	160,347,563
Disbursements	(175,623,844)	(161,008,371)
Mortgage loans held for portfolio:
Proceeds	248,017	286,838
Purchases	(300,648)	(388,956)
Proceeds from sale of foreclosed assets	3,078	4,273
Net cash used in investing activities	(3,759,793)	(1,527,232)

FINANCING ACTIVITIES
Net change in deposits	151,644	34,724
Net payments on derivatives with a financing element	(6,707)	(7,996)
Net proceeds from issuance of consolidated obligations:
Discount notes	76,298,504	72,190,118

Bonds	9,716,022	5,262,645
Bonds transferred from other Federal Home Loan Banks	—	87,782
Payments for maturing and retiring consolidated obligations:
Discount notes	(74,297,930)	(71,527,562)
Bonds	(7,998,206)	(4,754,583)
Proceeds from issuance of capital stock	225,813	98,708
Payments for redemption of mandatorily redeemable capital stock	(6,953)	(241,385)
Payments for repurchase of capital stock	(208,737)	(29,524)
Cash dividends paid	(40,677)	(21,010)
Net cash provided by financing activities	3,832,773	1,091,917
Net increase (decrease) in cash and due from banks	159,690	(280,308)
Cash and due from banks at beginning of the year	254,218	1,124,536
Cash and due from banks at end of the period	$413,908	$844,228
Supplemental disclosures:
Interest paid	$254,901	$218,112
AHP payments	$7,025	$9,233
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$1,604	$3,698

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Financial Instruments - Credit Losses. On June 16, 2016, the Financial Accounting Standards Board (FASB) issued new guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance applies to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The guidance is effective for us on January 1, 2020. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). On March 14, 2016, the FASB issued updated guidance to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Specifically, the updated guidance clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

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

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2019, and early application is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued its guidance on revenue from contracts with customers. This guidance outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In August of 2015, the FASB deferred the effective date for the new revenue recognition guidance until January 1, 2018. In March of 2016, the FASB issued additional guidance related to distinguishing when an entity is acting as a principal versus an agent in contracts with customers. The distinction is relevant to reporting revenue gross (as principal) or net (as agent). In April of 2016, the FASB issued additional guidance for identifying performance obligations and licensing agreements for purposes of revenue recognition. Financial instruments and other contractual rights within the scope of other GAAP guidance are excluded from the scope of this new revenue recognition guidance. This guidance will be effective for us beginning January 1, 2018, and is not expected to have a material impact on our financial condition, results of operations, and cash flows.

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

Note 3 — Trading Securities

Major Security Types. Our trading securities as of June 30, 2016, and December 31, 2015, were (dollars in thousands):

	June 30, 2016	December 31, 2015
Mortgage-backed securities (MBS)
U.S. government-guaranteed – single-family	$9,416	$10,296
Government-sponsored enterprise (GSEs) – single-family	1,056	1,449
GSEs – multifamily	216,158	218,389
Total	$226,630	$230,134

Net unrealized gains (losses) on trading securities for the six months ended June 30, 2016 and 2015, amounted to gains of $2.0 million and losses of $1.1 million for securities held on June 30, 2016 and 2015, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of June 30, 2016, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$494,000	$—	$(34,114)	$459,886
U.S. government-owned corporations	360,432	—	(61,826)	298,606
GSEs	146,965	—	(18,227)	128,738
	1,001,397	—	(114,167)	887,230
MBS
U.S. government guaranteed – single-family	142,021	56	(1,550)	140,527
U.S. government guaranteed – multifamily	685,781	2,290	(575)	687,496
GSEs – single-family	4,969,866	54,949	(638)	5,024,177
GSEs – multi-family	681,981	1,688	—	683,669
	6,479,649	58,983	(2,763)	6,535,869
Total	$7,481,046	$58,983	$(116,930)	$7,423,099
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

The following table summarizes our available-for-sale securities with unrealized losses as of June 30, 2016, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$459,886	$(34,114)	$459,886	$(34,114)
U.S. government-owned corporations	—	—	298,606	(61,826)	298,606	(61,826)
GSEs	—	—	128,738	(18,227)	128,738	(18,227)
	—	—	887,230	(114,167)	887,230	(114,167)
MBS
U.S. government guaranteed – single-family	36,136	(12)	101,810	(1,538)	137,946	(1,550)
U.S. government guaranteed – multifamily	102,494	(178)	100,512	(397)	203,006	(575)
GSEs – single-family	382,995	(262)	139,376	(376)	522,371	(638)
	521,625	(452)	341,698	(2,311)	863,323	(2,763)
Total temporarily impaired	$521,625	$(452)	$1,228,928	$(116,478)	$1,750,553	$(116,930)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at June 30, 2016, and December 31, 2015, were (dollars in thousands):

	June 30, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through 10 years	134,736	126,731	128,473	121,722
Due after 10 years	866,661	760,499	795,899	700,951
	1,001,397	887,230	924,372	822,673
MBS (1)	6,479,649	6,535,869	5,527,631	5,491,612
Total	$7,481,046	$7,423,099	$6,452,003	$6,314,285
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of June 30, 2016, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$2,825	$—	$2,825	$109	$—	$2,934
State or local housing-finance-agency obligations (HFA securities)	168,223	—	168,223	16	(22,111)	146,128
	171,048	—	171,048	125	(22,111)	149,062
MBS
U.S. government guaranteed – single-family	14,378	—	14,378	305	—	14,683
U.S. government guaranteed – multifamily	7,411	—	7,411	11	—	7,422
GSEs – single-family	955,485	—	955,485	25,398	(168)	980,715
GSEs – multifamily	348,936	—	348,936	20,949	—	369,885
Private-label – residential	1,085,887	(209,548)	876,339	215,097	(12,895)	1,078,541
Asset-backed securities (ABS) backed by home equity loans	14,484	(621)	13,863	531	(948)	13,446
	2,426,581	(210,169)	2,216,412	262,291	(14,011)	2,464,692
Total	$2,597,629	$(210,169)	$2,387,460	$262,416	$(36,122)	$2,613,754

Our held-to-maturity securities as of December 31, 2015, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$3,605	$—	$3,605	$180	$—	$3,785
HFA securities	170,928	—	170,928	18	(21,356)	149,590
	174,533	—	174,533	198	(21,356)	153,375
MBS
U.S. government guaranteed – single-family	15,999	—	15,999	354	—	16,353
U.S. government guaranteed – multifamily	17,794	—	17,794	21	(7)	17,808
GSEs – single-family	1,093,124	—	1,093,124	26,562	(142)	1,119,544
GSEs – multifamily	386,635	—	386,635	18,118	—	404,753
Private-label – residential	1,180,661	(229,117)	951,544	257,312	(12,262)	1,196,594
ABS backed by home equity loans	15,604	(668)	14,936	682	(921)	14,697
	2,709,817	(229,785)	2,480,032	303,049	(13,332)	2,769,749
Total	$2,884,350	$(229,785)	$2,654,565	$303,247	$(34,688)	$2,923,124

The following table summarizes our held-to-maturity securities with unrealized losses as of June 30, 2016, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$143,134	$(22,111)	$143,134	$(22,111)

MBS
GSEs – single-family	12,423	(10)	15,134	(158)	27,557	(168)
Private-label – residential	115,916	(3,774)	460,904	(51,283)	576,820	(55,057)
ABS backed by home equity loans	204	(14)	12,176	(1,153)	12,380	(1,167)
	128,543	(3,798)	488,214	(52,594)	616,757	(56,392)
Total	$128,543	$(3,798)	$631,348	$(74,705)	$759,891	$(78,503)

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

Redemption Terms. The amortized cost, carrying value, and fair value of our held-to-maturity securities by contractual maturity at June 30, 2016, and December 31, 2015, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	June 30, 2016			December 31, 2015
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	20,803	20,803	20,849	21,583	21,583	21,677
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	150,245	150,245	128,213	152,950	152,950	131,698
	171,048	171,048	149,062	174,533	174,533	153,375
MBS (2)	2,426,581	2,216,412	2,464,692	2,709,817	2,480,032	2,769,749
Total	$2,597,629	$2,387,460	$2,613,754	$2,884,350	$2,654,565	$2,923,124
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at June 30, 2016. At June 30, 2016, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding available-for-sale securities that were in an unrealized loss position as of June 30, 2016:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of June 30, 2016, are expected to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of June 30, 2016, none of our held-to-maturity investments in HFA securities that are in an unrealized loss position were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates, credit spreads, and illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at June 30, 2016.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of June 30, 2016, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at June 30, 2016.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, loan modifications, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The OTTI Governance Committee developed a short-term housing price forecast, with projected changes ranging from a decrease of 2.0 percent to an increase of 10.0 percent over the 12- month period beginning April 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0 percent to an increase of 6.0 percent. Thereafter, we have projected a unique recovery path for each relevant geographic area based on an internally developed framework derived from historical data.

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

For those securities for which a credit loss was recognized during the three months ended June 30, 2016, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$115,845	9.1%	28.4%	39.3%	6.1%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through June 30, 2016 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	June 30, 2016
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$43,629	$37,789	$29,895	$38,071
Private-label residential MBS – Alt-A	1,190,864	880,834	679,181	885,991
ABS backed by home equity loans – Subprime	3,927	3,575	2,954	3,485
Total other-than-temporarily impaired securities	$1,238,420	$922,198	$712,030	$927,547
_______________________

(1)
We have instituted litigation related to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

The following table presents a roll-forward of the amounts related to credit losses recognized in earnings. The roll-forward is the amount of credit losses on investment securities for which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$525,809	$559,725	$533,888	$568,652
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	1,003	1,429	2,350	1,775
Reductions:
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(2)	(9,890)	(9,813)	(19,316)	(19,086)
Balance at end of period	$516,922	$551,341	$516,922	$551,341
_______________________

(1)
For the three months ended June 30, 2016 and 2015, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to April 1, 2016 and 2015. For the six months ended June 30, 2016 and 2015, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2016 and 2015.

(2)	Represents amounts accreted as interest income during the current period.

Note 7 — Advances

General Terms. At both June 30, 2016, and December 31, 2015, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent, as summarized below (dollars in thousands).

	June 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$10,245	0.68%	$7,546	0.65%
Due in one year or less	19,407,150	0.80	18,282,139	0.72
Due after one year through two years	9,108,416	1.18	8,970,109	1.31
Due after two years through three years	2,697,227	1.80	3,170,267	1.94
Due after three years through four years	2,020,420	1.71	1,495,494	1.89
Due after four years through five years	1,909,821	1.51	1,845,396	1.71
Thereafter	2,883,735	2.13	2,196,832	2.70
Total par value	38,037,014	1.15%	35,967,783	1.20%
Premiums	21,392		24,183
Discounts	(18,839)		(17,437)
Fair value of bifurcated derivatives (1)	9,068		1,241
Hedging adjustments	193,285		100,397
Total	$38,241,920		$36,076,167
_________________________

(1)	At June 30, 2016, and December 31, 2015, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

At June 30, 2016, and December 31, 2015, we had callable advances and floating-rate advances that may be prepaid on a floating-rate reset date without prepayment or termination fees outstanding totaling $7.0 billion and $6.5 billion, respectively.

Year of Contractual Maturity or Next Call Date (1), Par Value	June 30, 2016	December 31, 2015
Overdrawn demand-deposit accounts	$10,245	$7,546
Due in one year or less	25,076,325	23,728,314
Due after one year through two years	3,871,416	3,983,109
Due after two years through three years	2,666,227	3,130,267
Due after three years through four years	2,010,420	1,455,494
Due after four years through five years	1,734,621	1,670,196
Thereafter	2,667,760	1,992,857
Total par value	$38,037,014	$35,967,783
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

At June 30, 2016, and December 31, 2015, we had putable advances outstanding totaling $3.1 billion and $2.2 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	June 30, 2016	December 31, 2015
Overdrawn demand-deposit accounts	$10,245	$7,546
Due in one year or less	21,424,950	19,924,939
Due after one year through two years	8,524,366	7,909,809
Due after two years through three years	2,634,477	2,870,517
Due after three years through four years	1,787,420	1,383,244
Due after four years through five years	1,615,821	1,783,896
Thereafter	2,039,735	2,087,832
Total par value	$38,037,014	$35,967,783

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	June 30, 2016	December 31, 2015
Fixed-rate	$30,363,970	$29,257,362
Variable-rate	7,673,044	6,710,421
Total par value	$38,037,014	$35,967,783

Credit-Risk Exposure and Security Terms. At June 30, 2016, and December 31, 2015, we had $15.5 billion and $14.2 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to six borrowers at June 30, 2016, and five borrowers at December 31, 2015, representing 40.6 percent and 39.4 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Prepayment Fees. For the three and six months ended June 30, 2016 and 2015, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Prepayment fees received from borrowers	$2,808	$279	$6,664	$3,896
Less: hedging fair-value adjustments on prepaid advances	(1,037)	—	(2,226)	(2,731)
Less: net premiums associated with prepaid advances	(18)	—	(1,774)	—
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(890)	—	(1,408)	(246)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	—	1,676	3,102
Net prepayment fees recognized in income	$863	$279	$2,932	$4,021

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

The following table presents certain characteristics of these investments (dollars in thousands):

	June 30, 2016	December 31, 2015
Real estate
Fixed-rate 15-year single-family mortgages	$550,970	$568,786
Fixed-rate 20- and 30-year single-family mortgages	3,011,348	2,949,589
Premiums	65,639	63,994
Discounts	(1,883)	(2,141)
Deferred derivative gains, net	3,290	2,585
Total mortgage loans held for portfolio	3,629,364	3,582,813
Less: allowance for credit losses	(900)	(1,025)
Total mortgage loans, net of allowance for credit losses	$3,628,464	$3,581,788

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	June 30, 2016	December 31, 2015
Conventional mortgage loans	$3,159,409	$3,107,415
Government mortgage loans	402,909	410,960
Total par value	$3,562,318	$3,518,375

See Note 9 — Allowance for Credit Losses for information related to our credit risk from our investments in mortgage loans and allowance for credit losses based on these investments.

"Mortgage Partnership Finance," and "MPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

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

At June 30, 2016, and December 31, 2015, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended June 30, 2016 and 2015.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at June 30, 2016, and December 31, 2015. At June 30, 2016, and December 31, 2015, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2016, and December 31, 2015. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at June 30, 2016, and December 31, 2015 (dollars in thousands):

	June 30, 2016
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$21,242	$13,958	$35,200
Past due 60-89 days delinquent	5,867	3,109	8,976
Past due 90 days or more delinquent	20,209	4,887	25,096
Total past due	47,318	21,954	69,272
Total current loans	3,186,254	392,073	3,578,327
Total mortgage loans	$3,233,572	$414,027	$3,647,599
Other delinquency statistics
In process of foreclosure, included above (1)	$9,660	$1,837	$11,497
Serious delinquency rate (2)	0.65%	1.18%	0.71%
Past due 90 days or more still accruing interest	$—	$4,887	$4,887
Loans on nonaccrual status (3)	$20,466	$—	$20,466
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at June 30, 2016, and December 31, 2015, and the average recorded investment and interest income recognized on these loans during the three and six months ended June 30, 2016 and 2015 (dollars in thousands).

	As of June 30, 2016		As of December 31, 2015
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$24,583	$24,546	$26,668	$26,622

	For the Three Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$24,770	$102	$31,759	$129

	For the Six Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$25,217	$182	$32,557	$249

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2016 and 2015, as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2016 and 2015, (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Allowance for credit losses
Balance, beginning of period	$1,025	$1,350	$1,025	$2,012
Charge-offs, net of recoveries	(14)	(27)	(25)	(629)
Reduction of provision for credit losses	(111)	(223)	(100)	(283)
Balance, end of period	$900	$1,100	$900	$1,100
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$900	$1,100	$900	$1,100
Recorded investment, end of period (1)
Individually evaluated for impairment	$24,583	$31,153	$24,583	$31,153
Collectively evaluated for impairment	$3,208,989	$3,131,698	$3,208,989	$3,131,698
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

REO. At June 30, 2016, and December 31, 2015, we had $2.6 million and $3.6 million, respectively, in assets classified as REO. During the six months ended June 30, 2016 and 2015, we sold REO assets with a recorded carrying value of $2.1 million and $3.6 million, respectively. Upon the sale of these REO properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $334,000 and $321,000 during the six months ended June 30, 2016 and 2015, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of June 30, 2016, and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$17,843,429	$26,652	$(624,319)	$15,195,012	$26,874	$(468,982)
Forward-start interest-rate swaps	527,800	—	(62,854)	527,800	—	(35,547)
Total derivatives designated as hedging instruments	18,371,229	26,652	(687,173)	15,722,812	26,874	(504,529)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,009,500	29	(24,680)	562,500	246	(16,623)
Interest-rate caps or floors	—	—	—	300,000	—	—
Mortgage-delivery commitments (1)	46,100	309	—	24,714	18	(25)
Total derivatives not designated as hedging instruments	1,055,600	338	(24,680)	887,214	264	(16,648)
Total notional amount of derivatives	$19,426,829			$16,610,026
Total derivatives before netting and collateral adjustments		26,990	(711,853)		27,138	(521,177)
Netting adjustments and cash collateral including related accrued interest (2)		34,412	208,989		12,979	79,170
Derivative assets and derivative liabilities		$61,402	$(502,864)		$40,117	$(442,007)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $243.4 million and $92.9 million at June 30, 2016, and December 31, 2015, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $750,000 at December 31, 2015.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives designated as hedging instruments
Interest-rate swaps	$(2,218)	$(1,087)	$(5,251)	$(1,715)
Forward-start interest-rate swaps	(190)	184	(536)	104
Total net losses related to derivatives designated as hedging instruments	(2,408)	(903)	(5,787)	(1,611)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(1,245)	403	(4,717)	(2,675)
Mortgage-delivery commitments	690	(642)	1,306	(215)
Total net losses related to derivatives not designated as hedging instruments	(555)	(239)	(3,411)	(2,890)
Net losses on derivatives and hedging activities	$(2,963)	$(1,142)	$(9,198)	$(4,501)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2016 and 2015, (dollars in thousands):

	For the Three Months Ended June 30, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(25,621)	$24,655	$(966)	$(26,128)
Investments	(26,830)	27,186	356	(8,883)
COs – bonds	564	(2,172)	(1,608)	7,158
Total	$(51,887)	$49,669	$(2,218)	$(27,853)

	For the Three Months Ended June 30, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$39,168	$(38,764)	$404	$(32,611)
Investments	54,244	(53,694)	550	(9,439)
COs – bonds	(11,130)	9,089	(2,041)	15,265
Total	$82,282	$(83,369)	$(1,087)	$(26,785)

	For the Six Months Ended June 30, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(94,077)	$92,888	$(1,189)	$(56,252)
Investments	(76,285)	77,025	740	(17,894)
COs – bonds	10,831	(15,633)	(4,802)	15,230
Total	$(159,531)	$154,280	$(5,251)	$(58,916)

	For the Six Months Ended June 30, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$33,311	$(32,878)	$433	$(64,510)
Investments	27,245	(26,368)	877	(18,921)
COs – bonds	4,269	(7,294)	(3,025)	30,963
Total	$64,825	$(66,540)	$(1,715)	$(52,468)
____________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

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

Derivatives and Hedged Items in Cash Flow Hedging Relationships	(Losses) Gains Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of (Losses) Gains Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	(Losses) Gains Recognized in Net (Losses) Gains on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended June 30, 2016	$(9,731)	Interest expense	$(6,889)	$(190)
For the Three Months Ended June 30, 2015	12,773	Interest expense	(5,628)	184

For the Six Months Ended June 30, 2016	(26,770)	Interest expense	(14,097)	(536)
For the Six Months Ended June 30, 2015	630	Interest expense	(10,520)	104

For the six months ended June 30, 2016 and 2015, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2016, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of June 30, 2016, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $17.4 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (bilateral derivatives) under master-netting agreements. Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investor Services (Moody's) or Standard and Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2016, was $532.4 million for which we had delivered cash or securities collateral with a post-haircut value of $471.1 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2016 (dollars in thousands).

Post Haircut Value of Incremental Collateral to be Delivered as of June 30, 2016

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$24,789
AA-	A+, A or A-	19,256
A-	below A-	33,026
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO determines initial margin requirements. We note that we clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC) - registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at June 30, 2016.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by counterparty.

The following table presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of June 30, 2016, and December 31, 2015 and the fair value of derivatives that are not subject to such netting (dollars in thousands). Such netting includes any related cash collateral received from or pledged to counterparties.

	June 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Uncleared derivatives	$8,978	$(541,387)	$8,342	$(463,154)
Cleared derivatives	17,703	(170,466)	18,778	(57,998)
Total gross recognized amount	26,681	(711,853)	27,120	(521,152)
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(8,978)	38,523	(7,628)	21,172
Cleared derivatives	43,390	170,466	20,607	57,998
Total gross amounts of netting adjustments and cash collateral	34,412	208,989	12,979	79,170
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	—	(502,864)	714	(441,982)
Cleared derivatives	61,093	—	39,385	—
Total net amounts after netting adjustments and cash collateral	61,093	(502,864)	40,099	(441,982)
Derivatives not meeting netting requirements
Mortgage delivery commitments	309	—	18	(25)
Total derivative assets and total derivative liabilities
Uncleared derivatives	—	(502,864)	714	(441,982)
Cleared derivatives	61,093	—	39,385	—
Mortgage delivery commitments	309	—	18	(25)
Total derivative assets and total derivative liabilities presented in the statement of condition	61,402	(502,864)	40,117	(442,007)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Uncleared derivatives	—	49,911	—	64,391
Cannot be sold or repledged
Uncleared derivatives	—	408,662	—	331,716
Total non-cash collateral received or pledged, not offset	—	458,573	—	396,107
Net amount
Uncleared derivatives	—	(44,291)	714	(45,875)
Cleared derivatives	61,093	—	39,385	—
Mortgage delivery commitments	309	—	18	(25)
Total net amount	$61,402	$(44,291)	$40,117	$(45,900)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At June 30, 2016, and December 31, 2015, we had additional net credit exposure of $6.1 million and $3.1 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	June 30, 2016	December 31, 2015
Interest-bearing
Demand and overnight	$599,561	$454,087
Other	4,865	4,426
Noninterest-bearing
Other	30,569	24,089
Total deposits	$634,995	$482,602

Note 12 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at June 30, 2016, and December 31, 2015, by year of contractual maturity (dollars in thousands):

	June 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$10,932,920	0.94%	$8,990,295	1.00%
Due after one year through two years	6,946,535	1.50	6,101,990	1.70
Due after two years through three years	2,767,045	1.55	3,389,580	1.59
Due after three years through four years	2,056,115	2.08	2,056,215	1.97
Due after four years through five years	1,696,720	1.79	1,329,210	2.11
Thereafter	2,614,460	2.94	3,440,045	2.95
Total par value	27,013,795	1.48%	25,307,335	1.65%
Premiums	134,595		148,903
Discounts	(15,741)		(20,451)
Hedging adjustments	7,122		(8,510)
	$27,139,771		$25,427,277
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at June 30, 2016, and December 31, 2015, included (dollars in thousands):

	June 30, 2016	December 31, 2015
Par value of CO bonds
Noncallable and nonputable	$23,786,795	$21,714,335
Callable	3,227,000	3,593,000
Total par value	$27,013,795	$25,307,335

The following is a summary of the CO bonds for which we were primarily liable at June 30, 2016, and December 31, 2015, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2016	December 31, 2015
Due in one year or less	$13,413,920	$11,937,295
Due after one year through two years	6,048,535	5,802,990
Due after two years through three years	2,467,045	2,729,580
Due after three years through four years	1,926,115	1,831,215
Due after four years through five years	1,083,720	991,210
Thereafter	2,074,460	2,015,045
Total par value	$27,013,795	$25,307,335

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at June 30, 2016, and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Par value of CO bonds
Fixed-rate	$21,283,795	$21,847,335
Simple variable-rate	5,055,000	3,145,000
Step-up	675,000	315,000
Total par value	$27,013,795	$25,307,335

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2016	$30,483,963	$30,495,259	0.34%
December 31, 2015	$28,479,097	$28,487,577	0.24%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the six months ended June 30, 2016, and year ended December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Balance at beginning of year	$82,081	$66,993
AHP expense for the period	8,632	32,328
AHP direct grant disbursements	(7,025)	(16,716)
AHP subsidy for AHP advance disbursements	(725)	(1,255)
Return of previously disbursed grants and subsidies	16	731
Balance at end of period	$82,979	$82,081

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

The following tables demonstrate our compliance with our regulatory capital requirements at June 30, 2016, and December 31, 2015 (dollars in thousands):

Risk-Based Capital Requirements	June 30, 2016	December 31, 2015

Permanent capital
Class B capital stock	$2,353,698	$2,336,662
Mandatorily redeemable capital stock	35,076	41,989
Retained earnings	1,165,157	1,128,848
Total permanent capital	$3,553,931	$3,507,499
Risk-based capital requirement
Credit-risk capital	$376,729	$381,176
Market-risk capital	101,049	83,875
Operations-risk capital	143,333	139,515
Total risk-based capital requirement	$621,111	$604,566
Permanent capital in excess of risk-based capital requirement	$2,932,820	$2,902,933

	June 30, 2016		December 31, 2015
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$621,111	$3,553,931	$604,566	$3,507,499
Total regulatory capital	$2,486,406	$3,553,931	$2,324,107	$3,507,499
Total capital-to-asset ratio	4.0%	5.7%	4.0%	6.0%

Leverage Ratio
Leverage capital	$3,108,008	$5,330,897	$2,905,133	$5,261,249
Leverage capital-to-assets ratio	5.0%	8.6%	5.0%	9.1%

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015, (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2015	$(53,034)	$(264,357)	$(88,675)	$(5,763)	$(411,829)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(14,793)	—	12,773	—	(2,020)
Accretion of noncredit loss	—	11,990	—	—	11,990
Net actuarial loss	—	—	—	(8)	(8)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,073	—	—	1,073
Amortization - hedging activities (2)	—	—	5,631	—	5,631
Amortization - pension and postretirement benefits (3)	—	—	—	100	100
Other comprehensive (loss) income	(14,793)	13,063	18,404	92	16,766
Balance, June 30, 2015	$(67,827)	$(251,294)	$(70,271)	$(5,671)	$(395,063)

Balance, March 31, 2016	$(85,888)	$(219,739)	$(81,065)	$(3,738)	$(390,430)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	27,941	—	(9,731)	—	18,210
Noncredit other-than-temporary impairment losses	—	(420)	—	—	(420)
Accretion of noncredit loss	—	9,211	—	—	9,211
Net actuarial loss	—	—	—	(2,918)	(2,918)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	779	—	—	779
Amortization - hedging activities (4)	—	—	6,893	—	6,893
Amortization - pension and postretirement benefits (3)	—	—	—	333	333
Other comprehensive income (loss)	27,941	9,570	(2,838)	(2,585)	32,088
Balance, June 30, 2016	$(57,947)	$(210,169)	$(83,903)	$(6,323)	$(358,342)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $5.6 million recorded in CO bond interest expense and $4,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $6.9 million recorded in CO bond interest expense and $4,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(73,623)	$(275,942)	$(81,428)	$(5,993)	$(436,986)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	5,796	—	630	—	6,426
Accretion of noncredit loss	—	23,453	—	—	23,453
Net actuarial loss	—	—	—	(8)	(8)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,195	—	—	1,195
Amortization - hedging activities (2)	—	—	10,527	—	10,527
Amortization - pension and postretirement benefits (3)	—	—	—	330	330
Other comprehensive income	5,796	24,648	11,157	322	41,923
Balance, June 30, 2015	$(67,827)	$(251,294)	$(70,271)	$(5,671)	$(395,063)

Balance, December 31, 2015	$(137,718)	$(229,785)	$(71,237)	$(3,857)	$(442,597)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	79,771	—	(26,770)	—	53,001
Noncredit other-than-temporary impairment losses	—	(656)	—	—	(656)
Accretion of noncredit loss	—	18,352	—	—	18,352
Net actuarial loss	—	—	—	(2,917)	(2,917)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,920	—	—	1,920
Amortization - hedging activities (4)	—	—	14,104	—	14,104
Amortization - pension and postretirement benefits (3)	—	—	—	451	451
Other comprehensive income (loss)	79,771	19,616	(12,666)	(2,466)	84,255
Balance, June 30, 2016	$(57,947)	$(210,169)	$(83,903)	$(6,323)	$(358,342)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $10.5 million recorded in CO bond interest expense and $7,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $14.1 million recorded in CO bond interest expense and $7,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

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

The following table sets forth our net pension costs under our defined benefit plan and expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Qualified Defined Benefit Multiemployer Plan - Pentegra Defined Benefit Plan	$106	$5,102	$214	$5,205
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	303	280	570	528
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	8	9	174	119

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

The following table presents the components of net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and six months ended June 30, 2016 and 2015, (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2016	2015	2016	2015
Net Periodic Benefit Cost
Service cost	$342	$172	$7	$12
Interest cost	186	121	9	9
Amortization of net actuarial loss	331	97	2	3
Net periodic benefit cost	$859	$390	$18	$24

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Periodic Benefit Cost
Service cost	$513	$343	$16	$19
Interest cost	319	242	17	16
Amortization of net actuarial loss	448	326	3	4
Net periodic benefit cost	$1,280	$911	$36	$39

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2015 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six months ended June 30, 2016.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at June 30, 2016, and December 31, 2015, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	June 30, 2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$413,908	$413,908	$413,908	$—	$—	$—
Interest-bearing deposits	298	298	298	—	—	—
Securities purchased under agreements to resell	5,799,000	5,798,911	—	5,798,911	—	—
Federal funds sold	3,840,000	3,839,982	—	3,839,982	—	—
Trading securities(1)	226,630	226,630	—	226,630	—	—
Available-for-sale securities(1)	7,423,099	7,423,099	—	7,423,099	—	—
Held-to-maturity securities	2,387,460	2,613,754	—	1,375,639	1,238,115	—
Advances	38,241,920	38,503,180	—	38,503,180	—	—
Mortgage loans, net	3,628,464	3,775,949	—	3,746,992	28,957	—
Accrued interest receivable	82,995	82,995	—	82,995	—	—
Derivative assets(1)	61,402	61,402	—	26,990	—	34,412
Other assets (1)	17,417	17,417	7,222	10,195	—	—
Liabilities:
Deposits	(634,995)	(634,993)	—	(634,993)	—	—
COs:
Bonds	(27,139,771)	(27,608,287)	—	(27,608,287)	—	—
Discount notes	(30,483,963)	(30,485,960)	—	(30,485,960)	—	—
Mandatorily redeemable capital stock	(35,076)	(35,076)	(35,076)	—	—	—
Accrued interest payable	(76,098)	(76,098)	—	(76,098)	—	—
Derivative liabilities(1)	(502,864)	(502,864)	—	(711,853)	—	208,989
Other:
Commitments to extend credit for advances	—	(1,235)	—	(1,235)	—	—
Standby letters of credit	(699)	(699)	—	(699)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

	December 31, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$254,218	$254,218	$254,218	$—	$—	$—
Interest-bearing deposits	197	197	197	—	—	—
Securities purchased under agreements to resell	6,700,000	6,699,852	—	6,699,852	—	—
Federal funds sold	2,120,000	2,119,962	—	2,119,962	—	—
Trading securities(1)	230,134	230,134	—	230,134	—	—
Available-for-sale securities(1)	6,314,285	6,314,285	—	6,314,285	—	—
Held-to-maturity securities	2,654,565	2,923,124	—	1,562,243	1,360,881	—
Advances	36,076,167	36,209,343	—	36,209,343	—	—
Mortgage loans, net	3,581,788	3,666,146	—	3,635,073	31,073	—
Accrued interest receivable	84,442	84,442	—	84,442	—	—
Derivative assets(1)	40,117	40,117	—	27,138	—	12,979
Other assets(1)	15,292	15,292	6,373	8,919	—	—
Liabilities:
Deposits	(482,602)	(482,595)	—	(482,595)	—	—
COs:
Bonds	(25,427,277)	(25,578,547)	—	(25,578,547)	—	—
Discount notes	(28,479,097)	(28,479,076)	—	(28,479,076)	—	—
Mandatorily redeemable capital stock	(41,989)	(41,989)	(41,989)	—	—	—
Accrued interest payable	(81,268)	(81,268)	—	(81,268)	—	—
Derivative liabilities(1)	(442,007)	(442,007)	—	(521,177)	—	79,170
Other:
Commitments to extend credit for advances	—	(689)	—	(689)	—	—
Standby letters of credit	(831)	(831)	—	(831)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at June 30, 2016, and December 31, 2015, by fair-value hierarchy level (dollars in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$9,416	$—	$—	$9,416
GSEs – single-family MBS	—	1,056	—	—	1,056
GSEs – multi-family MBS	—	216,158	—	—	216,158
Total trading securities	—	226,630	—	—	226,630
Available-for-sale securities:
Supranational institutions	—	459,886	—	—	459,886
U.S. government-owned corporations	—	298,606	—	—	298,606
GSEs	—	128,738	—	—	128,738
U.S. government guaranteed – single-family MBS	—	140,527	—	—	140,527
U.S. government guaranteed – multifamily MBS	—	687,496	—	—	687,496
GSEs – single-family MBS	—	5,024,177	—	—	5,024,177
GSEs – multi-family MBS	—	683,669	—	—	683,669
Total available-for-sale securities	—	7,423,099	—	—	7,423,099
Derivative assets:
Interest-rate-exchange agreements	—	26,681	—	34,412	61,093
Mortgage delivery commitments	—	309	—	—	309
Total derivative assets	—	26,990	—	34,412	61,402
Other assets	7,222	10,195	—	—	17,417
Total assets at fair value	$7,222	$7,686,914	$—	$34,412	$7,728,548
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(711,853)	$—	$208,989	$(502,864)
Total liabilities at fair value	$—	$(711,853)	$—	$208,989	$(502,864)
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

The following tables present financial assets by level within the fair-value hierarchy which were recorded at fair value on a nonrecurring basis during the six months ended June 30, 2016, and year ended December 31, 2015 (dollars in thousands):

	For the Six Months Ended June 30, 2016
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$9,386	$9,386
Mortgage loans held for portfolio	—	—	5,413	5,413
REO	—	—	1,492	1,492

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$16,291	$16,291

	For the Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$16,653	$16,653
Mortgage loans held for portfolio	—	—	5,376	5,376
REO	—	—	2,284	2,284

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,313	$24,313

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2016, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, each FHLBank's joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2016, and December 31, 2015. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $906.2 billion and $851.4 billion at June 30, 2016, and December 31, 2015, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of June 30, 2016, and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$3,922,777	$68,855	$3,991,632	$3,998,609	$77,477	$4,076,086
Commitments for unused lines of credit - advances (2)	1,254,875	—	1,254,875	1,263,182	—	1,263,182
Commitments to make additional advances	1,133,755	44,680	1,178,435	650,890	54,308	705,198
Commitments to invest in mortgage loans	46,100	—	46,100	24,714	—	24,714
Unsettled CO bonds, at par (3)	322,500	—	322,500	25,000	—	25,000
Unsettled CO discount notes, at par	408,000	—	408,000	700,000	—	700,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At June 30, 2016, and December 31, 2015, these amounts totaled $14.0 million and $27.3 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $4.0 million at December 31, 2015.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)	We had $25.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2015.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor’s demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2024. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $699,000 and $831,000 at June 30, 2016, and December 31, 2015, respectively.

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

Note 19 — Transactions with Shareholders

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At June 30, 2016, and

December 31, 2015, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at June 30, 2016, and December 31, 2015 (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2016
Citizens Bank, N.A.	$313,618	13.1%	$6,260,716	16.5%	$789	2.4%

As of December 31, 2015
Citizens Bank, N.A.	$308,280	13.0%	$6,015,163	16.7%	$1,583	4.5%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three and six months ended June 30, 2016 and 2015 as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Citizens Bank, N.A.	2016	2015	2016	2015
Interest income on advances	$8,082	$3,447	$16,286	$7,163
Fees on letters of credit	779	1,050	1,619	2,039

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2016	$86,354	3.6%	$1,454,518	3.8%	$1,388	4.2%
As of December 31, 2015	72,251	3.0	1,064,489	3.0	1,297	3.7

Note 20 — Subsequent Events

On July 29, 2016, the board of directors declared a cash dividend at an annualized rate of 3.65 percent based on capital stock balances outstanding during the second quarter of 2016. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $21.9 million and was paid on August 2, 2016.

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

EXECUTIVE SUMMARY

For the quarter ended June 30, 2016 our net income decreased to $47.5 million from $149.6 million for the quarter ended June 30, 2015, largely due to a decrease of $115.1 million in litigation settlement income. For the quarter ended June 30, 2016, average earning assets increased by $4.8 billion, primarily consisting of a $4.0 billion increase in average advances balances and a $797.6 million increase in average investments balances. Despite the increase in average earning assets, net interest income after reduction of provision for credit losses decreased by $1.7 million compared to the same period in 2015, primarily caused by a five basis point decrease in net interest spread attributable primarily to higher net premium amortization on agency MBS resulting from a decrease in long term interest rates. Our retained earnings was $1.2 billion at June 30, 2016, compared to $1.1 billion at December 31, 2015, a surplus of $465.2 million over our minimum retained earnings target. We continue to satisfy all regulatory capital requirements as of June 30, 2016.

On July 29, 2016, our board of directors declared a cash dividend that was equivalent to an annual yield of 3.65 percent, the approximate daily average three-month London Interbank Offered Rate (LIBOR) yield for the second quarter of 2016 plus 300 basis points. Our board of directors expects to follow this formula for declaring dividends through 2016, though a quarterly loss or a significant, adverse event or trend could cause a dividend to be suspended.

Net Interest Margin

For the three months ended June 30, 2016, net interest margin was 0.37 percent, compared with 0.42 percent for the three months ended June 30, 2015. This decrease was primarily attributable to a decrease in long-term interest rates.

Advances Balances

Advances balances increased to $38.2 billion at June 30, 2016, from $36.1 billion at December 31, 2015. The increase was concentrated in short-term fixed-rate advances and variable-rate advances. For the three months ended June 30, 2016, the average balance of total advances was $36.1 billion, compared to $32.1 billion during the same period in 2015. The $4.0 billion increase was concentrated in fixed-rate short-term and variable-rate advances. We cannot predict whether this trend will continue.

Accretable yields from investments in private-label MBS

For the three months ended June 30, 2016 and 2015, we recognized $9.9 million and $9.8 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.1 billion at June 30, 2016, compared with $6.4 billion at its peak in September 30, 2007, and other-than-temporary impairment credit losses recognized in recent periods have dropped significantly from those earlier periods.

Excess Stock Management Program

Under the excess stock management program adopted by our board of directors on July 24, 2015, we repurchased $101.7 million in excess stock in the second quarter of 2016. For additional information see — Liquidity and Capital Resources — Internal Capital Practices and Policies — Excess Stock Management Program.

ECONOMIC CONDITIONS

Economic Environment

The U.S. labor market was stable in the second quarter of 2016, with a slight decline in the unemployment rate from 5.0 percent in March to 4.9 percent in June. The New England region’s labor market was steady with unemployment rates remaining relatively stable across the six New England states from March to May.

Interest-Rate Environment

On July 27, 2016, the Federal Open Market Committee (FOMC) announced that it decided to maintain the target range for the federal funds rate at 0.25 to 0.5 percent. The FOMC also noted that the labor market has strengthened and that inflation continued to run below the 2 percent objective. After remaining relatively stable in April and May, long-term interest rates declined materially in June following the announcement that British voters elected to leave the European Union.

The following chart illustrates the interest-rate environment.

Key Market Interest Rates
3-month LIBOR
2-year U.S. Treasury
5-year U.S. Treasury
10-year U.S. Treasury
Rates (%)
3.5
3
2.5
2
1.5
1
0.5
0
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16

The federal funds target rate remained constant at zero to 0.25 percent from the fourth quarter of 2008 through the third quarter 2015. On December 17, 2015, the FOMC raised the target range for the federal funds rate by 25 basis points, from 0.25 to 0.50 percent.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2015, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Statement of Condition
Total assets	$62,160,154	$58,669,046	$58,102,669	$57,397,372	$56,449,865
Investments(1)	19,676,487	20,319,265	18,019,181	19,376,223	17,768,044
Advances	38,241,920	34,524,912	36,076,167	33,954,689	34,105,443
Mortgage loans held for portfolio, net(2)	3,628,464	3,575,262	3,581,788	3,580,269	3,574,835
Deposits and other borrowings	634,995	562,622	482,602	495,871	402,066
Consolidated obligations:
Bonds	27,139,771	27,961,818	25,427,277	26,412,714	26,075,429
Discount notes	30,483,963	26,358,590	28,479,097	26,538,537	25,972,593
Total consolidated obligations	57,623,734	54,320,408	53,906,374	52,951,251	52,048,022
Mandatorily redeemable capital stock	35,076	35,244	41,989	42,643	57,268
Class B capital stock outstanding-putable(3)	2,353,698	2,301,039	2,336,662	2,542,598	2,482,244
Unrestricted retained earnings	955,126	938,287	934,214	894,676	890,443
Restricted retained earnings	210,031	200,534	194,634	179,502	173,411
Total retained earnings	1,165,157	1,138,821	1,128,848	1,074,178	1,063,854
Accumulated other comprehensive loss	(358,342)	(390,430)	(442,597)	(395,696)	(395,063)
Total capital	3,160,513	3,049,430	3,022,913	3,221,080	3,151,035
Other Information
Total regulatory capital ratio(4)	5.72%	5.92%	6.04%	6.38%	6.38%
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $900,000, $1.0 million, $1.0 million, $1.0 million, and $1.1 million for the quarters ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Net interest income	$54,579	$56,104	$58,891	$56,156	$56,187
(Reduction of) provision for credit losses	(111)	11	112	(159)	(223)
Net impairment losses on held-to-maturity securities recognized in earnings	(1,003)	(1,347)	(1,231)	(1,053)	(1,429)
Litigation settlements	19,584	—	50,166	—	134,690
Other loss	(1,787)	(2,990)	(1,895)	(4,738)	(1,908)
Other expense	18,688	18,934	21,717	16,631	21,450
AHP assessments	5,312	3,320	8,446	3,437	16,678
Net income	$47,484	$29,502	$75,656	$30,456	$149,635
Other Information
Dividends declared	$21,148	$19,529	$20,987	$20,132	$10,525
Dividend payout ratio	44.54%	66.20%	27.74%	66.10%	7.03%
Weighted-average dividend rate(1)	3.63	3.42	3.32	3.28	1.76
Return on average equity(2)	6.09	3.88	10.13	3.80	19.57
Return on average assets	0.32	0.20	0.52	0.22	1.11
Net interest margin(3)	0.37	0.39	0.41	0.41	0.42
Average equity to average assets	5.31	5.20	5.17	5.79	5.66
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Second Quarter of 2016 Compared with Second Quarter of 2015

Net income decreased to $47.5 million for the three months ended June 30, 2016, from $149.6 million for the three months ended June 30, 2015, largely due to a decrease of $115.1 million in litigation settlement income.

Six Months Ended June 30, 2016, Compared with Six Months Ended June 30, 2015

Net income decreased to $77.0 million for the six months ended June 30, 2016, from $183.2 million for the six months ended June 30, 2015, largely due to a decrease of $115.1 million in litigation settlement income.

Net Interest Income

Second Quarter of 2016 Compared with Second Quarter of 2015

Net interest income after provision for credit losses for the quarter ended June 30, 2016, was $54.7 million, compared to $56.4 million for the same period in 2015. The $1.7 million decrease was primarily attributable to a decrease in long-term interest rates late in the quarter, which is expected to trigger accelerated mortgage refinance activity. Average earning assets increased by $4.8 billion to $58.6 billion for the quarter ended June 30, 2016, compared to $53.8 billion for the same period in 2015. The increase in average earning assets was driven by a $4.0 billion increase in average advances balances and a $797.6 million increase in average investments balances. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.33 percent for the quarter ended June 30, 2016, a five basis point decrease from the same period in 2015. Net interest margin was 0.37 percent for the quarter ended June 30, 2016, a five basis point decrease from the same period in 2015. The decrease in net interest spread reflects a nine basis point increase in the average yield on earning assets and a 14 basis point increase in the average yield on interest-bearing liabilities.

Six Months Ended June 30, 2016, Compared with Six Months Ended June 30, 2015

Net interest income after provision for credit losses for the six months ended June 30, 2016, was $110.8 million, compared with $110.9 million for the same period in 2015. The $150,000 decrease was primarily attributable to a $1.0 million decline of prepayment fee income as well as a higher net premium amortization on agency MBS, partially offset by an increase in net interest income driven by a $3.8 billion increase in average earning assets to $58.5 billion for the six months ended June 30, 2016, from $54.7 billion for the same period in 2015. The increase in average earning assets was primarily due to a $3.8 billion increase in average advances balances. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.33 percent for the six months ended June 30, 2016, a four basis point decrease from the same period in 2015, and net interest margin was 0.38 percent, a three basis point decrease from 2015. The decrease in net interest spread reflects an 11 basis point increase in the average yield on earning assets and a 15 basis point increase in the average yield on interest-bearing liabilities.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$36,073,581	$81,874	0.91%	$32,105,867	$58,720	0.73%
Securities purchased under agreements to resell	3,375,374	2,713	0.32	4,774,451	1,104	0.09
Federal funds sold	5,578,077	5,176	0.37	4,371,154	1,223	0.11
Investment securities(2)	9,843,307	47,599	1.94	8,902,458	50,257	2.26
Mortgage loans	3,588,569	29,906	3.35	3,560,480	30,190	3.40
Other earning assets	91,473	136	0.60	42,574	14	0.13
Total interest-earning assets	58,550,381	167,404	1.15	53,756,984	141,508	1.06
Other non-interest-earning assets	401,603			415,211
Fair-value adjustments on investment securities	21,935			(17,687)
Total assets	$58,973,919	$167,404	1.14%	$54,154,508	$141,508	1.05%
Liabilities and capital
Consolidated obligations
Discount notes	$26,396,173	$22,579	0.34%	$24,180,863	$4,909	0.08%
Bonds	28,101,663	89,780	1.28	25,588,252	79,923	1.25
Deposits	489,348	146	0.12	405,273	19	0.02
Mandatorily redeemable capital stock	35,242	319	3.65	57,264	468	3.28
Other borrowings	689	1	0.58	6,458	2	0.12
Total interest-bearing liabilities	55,023,115	112,825	0.82	50,238,110	85,321	0.68
Other non-interest-bearing liabilities	817,129			849,485
Total capital	3,133,675			3,066,913
Total liabilities and capital	$58,973,919	$112,825	0.77%	$54,154,508	$85,321	0.63%
Net interest income		$54,579			$56,187
Net interest spread			0.33%			0.38%
Net interest margin			0.37%			0.42%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$35,678,693	$162,162	0.91%	$31,865,531	$119,870	0.76%
Securities purchased under agreements to resell	3,696,440	5,906	0.32	4,833,608	1,907	0.08
Federal funds sold	5,924,165	10,792	0.37	5,475,823	2,850	0.10
Investment securities(2)	9,569,822	97,475	2.05	8,962,171	98,181	2.21
Mortgage loans	3,583,199	60,982	3.42	3,530,607	61,241	3.50
Other earning assets	83,717	243	0.58	33,028	25	0.15
Total interest-earning assets	58,536,036	337,560	1.16	54,700,768	284,074	1.05
Other non-interest-earning assets	399,963			412,836
Fair-value adjustments on investment securities	(469)			(21,490)
Total assets	$58,935,530	$337,560	1.15%	$55,092,114	$284,074	1.04%
Liabilities and capital
Consolidated obligations
Discount notes	$27,135,126	$45,276	0.34%	$25,148,007	$10,422	0.08%
Bonds	27,368,472	180,640	1.33	25,629,431	162,164	1.28
Deposits	484,440	261	0.11	399,770	33	0.02
Mandatorily redeemable capital stock	38,576	698	3.64	67,181	803	2.41
Other borrowings	961	2	0.42	3,523	2	0.11
Total interest-bearing liabilities	55,027,575	226,877	0.83	51,247,912	173,424	0.68
Other non-interest-bearing liabilities	810,976			853,831
Total capital	3,096,979			2,990,371
Total liabilities and capital	$58,935,530	$226,877	0.77%	$55,092,114	$173,424	0.63%
Net interest income		$110,683			$110,650
Net interest spread			0.33%			0.37%
Net interest margin			0.38%			0.41%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2016 and 2015. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2016 vs. June 30, 2015			For the Six Months Ended June 30, 2016 vs. June 30, 2015
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$7,850	$15,304	$23,154	$15,434	$26,858	$42,292
Securities purchased under agreements to resell	(408)	2,017	1,609	(547)	4,546	3,999
Federal funds sold	421	3,532	3,953	252	7,690	7,942
Investment securities	4,988	(7,646)	(2,658)	6,427	(7,133)	(706)
Mortgage loans	237	(521)	(284)	905	(1,164)	(259)
Other earning assets	30	92	122	77	141	218
Total interest income	13,118	12,778	25,896	22,548	30,938	53,486
Interest expense
Consolidated obligations
Discount notes	490	17,180	17,670	887	33,967	34,854
Bonds	7,996	1,861	9,857	11,294	7,182	18,476
Deposits	5	122	127	8	220	228
Mandatorily redeemable capital stock	(196)	47	(149)	(422)	317	(105)
Other borrowings	(3)	2	(1)	(2)	2	—
Total interest expense	8,292	19,212	27,504	11,765	41,688	53,453
Change in net interest income	$4,826	$(6,434)	$(1,608)	$10,783	$(10,750)	$33

Average Balance of Advances Outstanding

The average balance of total advances increased $3.8 billion, or 12.0 percent, for the six months ended June 30, 2016, compared with the same period in 2015. This increase of average advances balances was broad based, consisting of increases in fixed- rate short-term and long-term advances and variable-rate advances. The following table summarizes average balances of advances outstanding during the six months ended June 30, 2016 and 2015, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Fixed-rate advances—par value
Long-term	$13,474,678	$12,708,066
Short-term	11,282,580	9,229,553
Putable	2,084,840	2,121,081
Overnight	850,687	896,539
Amortizing	866,455	863,908
All other fixed-rate advances	89,110	72,000
	28,648,350	25,891,147

Variable-rate indexed advances—par value
Simple variable (1)	6,415,141	5,666,553
Putable	417,676	52,448
All other variable-rate indexed advances	40,110	45,085
	6,872,927	5,764,086
Total average par value	35,521,277	31,655,233
Net premiums	4,959	14,102
Market value of bifurcated derivatives	3,118	2,114
Hedging adjustments	149,339	194,082
Total average balance of advances	$35,678,693	$31,865,531
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $2.1 billion for the six months ended June 30, 2016. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. For the six months ended June 30, 2016, the average balance of all such advances totaled $27.8 billion, representing 77.9 percent of the total average balance of advances outstanding during that period. The average balance of all such advances totaled $21.1 billion for the six months ended June 30, 2015, representing 66.3 percent of the total average balance of advances outstanding during that period.

For the six months ended June 30, 2016 and 2015, net prepayment fees on advances and investments were $3.3 million and $4.3 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $631.9 million, or 6.1 percent, for the six months ended June 30, 2016, compared with the same period in 2015. The yield earned on short-term money market investments is highly correlated to short-term market interest rates and as a result of the FOMC’s decision to raise the target range for the federal funds rate in December 2015, average yields on overnight federal funds sold increased from 0.10 percent during the six months ended June 30, 2015 to 0.37 percent during the six months ended June 30, 2016, while average yields securities purchased under agreements to resell increased from 0.08 percent for the six months ended June 30, 2015 to 0.32 percent for the six months ended June 30, 2016. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the six months ended June 30, 2016, average balances of securities purchased under agreements to resell decreased $1.1 billion and average balances of federal funds sold increased $448.3 million in comparison to the six months ended June 30, 2015.

Average investment-securities balances increased $607.7 million, or 6.8 percent for the six months ended June 30, 2016, compared with the same period in 2015, an increase consisting primarily of a $618.6 million increase in MBS.

Average Balance of COs

Average CO balances increased $3.7 billion, or 7.3 percent, for the six months ended June 30, 2016, compared with the same period in 2015, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $2.0 billion in CO discount notes and an increase of $1.7 billion in CO bonds.

The average balance of CO discount notes represented approximately 49.8 percent of total average COs during the six months ended June 30, 2016, compared with 49.5 percent of total average COs during the six months ended June 30, 2015. The average balance of CO bonds represented 50.2 percent and 50.5 percent of total average COs outstanding during the six months ended June 30, 2016 and 2015, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and six months ended June 30, 2016 and 2015 (dollars in thousands).

	For the Three Months Ended June 30, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(518)	$—	$(189)	$(2,409)	$(3,116)
Net interest settlements included in net interest income (2)	(26,128)	(8,883)	—	7,158	(27,853)
Total net interest income	(26,646)	(8,883)	(189)	4,749	(30,969)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(966)	356	—	(1,608)	(2,218)
Losses on cash-flow hedges	—	—	—	(190)	(190)
(Losses) gains on derivatives not receiving hedge accounting	(85)	(1,161)	—	1	(1,245)
Mortgage delivery commitments	—	—	690	—	690
Net (losses) gains on derivatives and hedging activities	(1,051)	(805)	690	(1,797)	(2,963)

Subtotal	(27,697)	(9,688)	501	2,952	(33,932)

Net gains on trading securities	—	84	—	—	84
Total net effect of derivatives and hedging activities	$(27,697)	$(9,604)	$501	$2,952	$(33,848)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended June 30, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,170)	$—	$(184)	$(1,147)	$(2,501)
Net interest settlements included in net interest income (2)	(32,611)	(9,439)	—	15,265	(26,785)
Total net interest income	(33,781)	(9,439)	(184)	14,118	(29,286)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	404	550	—	(2,041)	(1,087)
Gains on cash-flow hedges	—	—	—	184	184
(Losses) gains on derivatives not receiving hedge accounting	(1)	366	—	38	403
Mortgage delivery commitments	—	—	(642)	—	(642)
Net gains (losses) on derivatives and hedging activities	403	916	(642)	(1,819)	(1,142)

Subtotal	(33,378)	(8,523)	(826)	12,299	(30,428)

Net losses on trading securities	—	(2,393)	—	—	(2,393)
Total net effect of derivatives and hedging activities	$(33,378)	$(10,916)	$(826)	$12,299	$(32,821)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,349)	$—	$(282)	$(4,633)	$(6,264)
Net interest settlements included in net interest income (2)	(56,252)	(17,894)	—	15,230	(58,916)
Total net interest income	(57,601)	(17,894)	(282)	10,597	(65,180)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,189)	740	—	(4,802)	(5,251)
Losses on cash-flow hedges	—	—	—	(536)	(536)
(Losses) gains on derivatives not receiving hedge accounting	(106)	(4,652)	—	41	(4,717)
Mortgage delivery commitments	—	—	1,306	—	1,306
Net (losses) gains on derivatives and hedging activities	(1,295)	(3,912)	1,306	(5,297)	(9,198)

Subtotal	(58,896)	(21,806)	1,024	5,300	(74,378)

Net gains on trading securities	—	1,957	—	—	1,957
Total net effect of derivatives and hedging activities	$(58,896)	$(19,849)	$1,024	$5,300	$(72,421)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,461)	$—	$(309)	$(1,655)	$(4,425)
Net interest settlements included in net interest income (2)	(64,510)	(18,921)	—	30,963	(52,468)
Total net interest income	(66,971)	(18,921)	(309)	29,308	(56,893)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	433	877	—	(3,025)	(1,715)
Gains on cash-flow hedges	—	—	—	104	104
Gains (losses) on derivatives not receiving hedge accounting	1	(2,773)	—	97	(2,675)
Mortgage delivery commitments	—	—	(215)	—	(215)
Net gains (losses) on derivatives and hedging activities	434	(1,896)	(215)	(2,824)	(4,501)

Subtotal	(66,537)	(20,817)	(524)	26,484	(61,394)

Net losses on trading securities	—	(1,112)	—	—	(1,112)
Total net effect of derivatives and hedging activities	$(66,537)	$(21,929)	$(524)	$26,484	$(62,506)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended June 30, 2016 and 2015 was 0.37 percent and 0.42 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.57 percent and 0.62 percent, respectively.

Net interest margin for the six months ended June 30, 2016 and 2015 was 0.38 percent and 0.41 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.58 percent and 0.60 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.5 million and $1.7 million, respectively for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015 interest accruals on derivatives classified as economic hedges totaled a net expense of $3.0 million and $3.5 million, respectively.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three and six months ended June 30, 2016 and 2015. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Gains (losses) on derivatives and hedging activities:
Net losses related to fair-value hedge ineffectiveness	$(2,218)	$(1,087)	$(5,251)	$(1,715)
Net (losses) gains related to cash-flow hedge ineffectiveness	(190)	184	(536)	104
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	(86)	(1)	(107)	1
Trading securities	329	2,130	(1,592)	771
CO Bonds	2	7	10	47
Mortgage delivery commitments	690	(642)	1,306	(215)
Net interest-accruals related to derivatives not receiving hedge accounting	(1,490)	(1,733)	(3,028)	(3,494)
Net losses on derivatives and hedging activities	(2,963)	(1,142)	(9,198)	(4,501)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(1,003)	(1,429)	(2,350)	(1,775)
Litigation settlements	19,584	134,690	19,584	134,713
Loss on early extinguishment of debt	(742)	(129)	(1,300)	(129)
Service-fee income	1,934	2,089	3,902	4,008
Net unrealized gains (losses) on trading securities	84	(2,393)	1,957	(1,112)
Other	(100)	(333)	(138)	(452)
Total other income	$16,794	$131,353	$12,457	$130,752

As evident in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

FINANCIAL CONDITION

Advances

At June 30, 2016, the advances portfolio totaled $38.2 billion, an increase of $2.2 billion compared with $36.1 billion at December 31, 2015. The increase was concentrated primarily in short-term fixed-rate advances and variable-rate advances.

The following table summarizes advances outstanding by product type at June 30, 2016, and December 31, 2015.

Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2016		December 31, 2015
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$13,271,535	34.9%	$13,392,525	37.2%
Short-term	12,344,504	32.5	11,777,324	32.8
Putable	2,489,800	6.5	2,022,200	5.6
Overnight	1,319,941	3.5	1,080,755	3.0
Amortizing	880,190	2.3	887,558	2.5
All other fixed-rate advances	58,000	0.1	97,000	0.3
	30,363,970	79.8	29,257,362	81.4

Variable-rate advances
Simple variable (1)	6,940,599	18.3	6,504,375	18.1
Putable	652,000	1.7	157,500	0.4
All other variable-rate indexed advances	80,445	0.2	48,546	0.1
	7,673,044	20.2	6,710,421	18.6
Total par value	$38,037,014	100.0%	$35,967,783	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At June 30, 2016, we had advances outstanding to 315, or 70.6 percent of our 446 members. At December 31, 2015, we had advances outstanding to 321, or 72.0 percent of our 446 members.

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

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at June 30, 2016, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of June 30, 2016 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	269	$34,459,865	$75,885,966	220.2%
Category-2	18	422,101	877,317	207.8
Category-3	13	414,744	651,832	157.2
Insurance companies	20	2,740,304	3,110,555	113.5
Total	320	$38,037,014	$80,525,670	211.7%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of June 30, 2016.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$32,272,711
Collateral specifically listed and identified	43,462,487
Collateral delivered to us	11,605,868

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2015 Annual Report. At both June 30, 2016 and December 31, 2015, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member discounted collateral.

We have not recorded any allowance for credit losses on credit products at June 30, 2016, and December 31, 2015, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at June 30, 2016, and the interest earned on outstanding advances to such institutions for the three and six months ended June 30, 2016.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2016
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended June 30, 2016	Advances Interest Income for the Six Months Ended June 30, 2016
Citizens Bank, N.A.	$6,260,717	16.5%	0.54%	$8,082	$16,286
People's United Bank, N.A.	3,305,125	8.7	0.49	3,583	6,854
Webster Bank, N.A.	2,463,039	6.5	0.82	5,102	10,175
Berkshire Bank	1,230,623	3.2	0.64	1,880	3,710
Massachusetts Mutual Life Insurance Co.	1,100,000	2.9	2.22	6,161	12,321
Total of top five advance-borrowing institutions	$14,359,504	37.8%		$24,808	$49,346

_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2016, investment securities and short-term money market instruments totaled $19.7 billion, compared with $18.0 billion at December 31, 2015.

Short-term money-market investments increased by $819.1 million to $9.6 billion at June 30, 2016, compared with $8.8 billion at December 31, 2015. The increase was attributable to an increase in federal funds sold of $1.7 billion offset, in part, by a decrease in securities purchased under agreements to resell of $901.0 million.

Investment securities increased by $838.2 million to $10.0 billion at June 30, 2016, compared with $9.2 billion at December 31, 2015. The increase was attributable to a $777.1 million increase in MBS and a $64.6 million increase in agency and supranational institutions' debentures.

Our MBS investment portfolio consists of the following categories of securities as of June 30, 2016, and December 31, 2015. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	June 30, 2016	December 31, 2015
Single-family MBS - U.S. government-guaranteed and GSE	68.4%	71.5%
Multifamily MBS - U.S. government-guaranteed and GSE	21.6	16.7
Private-label residential MBS	9.8	11.6
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note
5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on our investment securities

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity) money market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. Most of these placements expire within one business day.

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of June 30, 2016 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$298	$—	$—	$—	$—
Securities purchased under agreements to resell	—	2,600,000	1,200,000	1,999,000	—	—
Federal funds sold	—	1,200,000	2,640,000	—	—	—
Total money market instruments	—	3,800,298	3,840,000	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	2,825	—	—	—	—
U.S. government-owned corporations	—	298,606	—	—	—	—
GSEs	—	128,738	—	—	—	—
Supranational institutions	459,886	—	—	—	—	—
HFA securities	20,165	39,240	108,818	—	—	—
Total non-MBS	480,051	469,409	108,818	—	—	—

MBS:
U.S. government guaranteed - single-family (2)	—	164,321	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	694,907	—	—	—	—
GSE – single-family (2)	—	5,980,718	—	—	—	—
GSE – multifamily (2)	—	1,248,763	—	—	—	—
Private-label – residential	—	1,767	19,477	79,300	775,790	5
ABS backed by home-equity loans	580	1,136	6,389	1,789	3,969	—
Total MBS	580	8,091,612	25,866	81,089	779,759	5

Total investment securities	480,631	8,561,021	134,684	81,089	779,759	5

Total investments	$480,631	$12,361,319	$3,974,684	$2,080,089	$779,759	$5
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2016. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At June 30, 2016, our unsecured credit exposure related to money market instruments and debentures, including accrued interest, was $4.7 billion to 13 counterparties and issuers, of which $3.8 billion was for federal funds sold, and $903.8 million was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of June 30, 2016:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of June 30, 2016

Issuer / counterparty	Percent
National Australia Bank LTD(1)	14.8%
Bank of Nova Scotia(1)	12.0
Bank of Tokyo-Mitsubishi UFJ, LTD(1)	12.0
Nordea Bank Finland PLC(1)	10.5
Cooperatieve Rabobank U.A.(1)	10.5
Landesbank Baden-Wuerttemberg(1)	10.5
_______________________

(1)	Consists of overnight federal funds sold. We sold federal funds to either the U.S. branch or agency of the named commercial bank.

Private-Label MBS

Of our $9.4 billion in par value of MBS and ABS investments at June 30, 2016, $1.4 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	June 30, 2016			December 31, 2015
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$10,023	$114,791	$124,814	$10,680	$126,518	$137,198
Alt-A	20,933	1,256,199	1,277,132	23,178	1,361,942	1,385,120
Total private-label residential MBS	30,956	1,370,990	1,401,946	33,858	1,488,460	1,522,318
ABS backed by home equity loans
Subprime	—	14,855	14,855	—	15,999	15,999
Total par value of private-label MBS	$30,956	$1,385,845	$1,416,801	$33,858	$1,504,459	$1,538,317
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of June 30, 2016, reflect the percentage of subordinated class outstanding balances as of June 30, 2016, to our senior class outstanding balances as of June 30, 2016, weighted by the par value of our respective senior class securities. Average current credit enhancements as of June 30, 2016, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity As of June 30, 2016 (dollars in thousands)

Total
Par value by credit rating
Triple-A	$598
Double-A	2,903
Single-A	25,867
Triple-B	81,258
Below Investment Grade
Double-B	52,769
Single-B	49,136
Triple-C	591,571
Double-C	268,768
Single-C	24,329
Single-D	319,597
Unrated	5
Total	$1,416,801

Amortized cost	$1,100,371
Gross unrealized gains	47,840
Gross unrealized losses	(56,224)
Fair value	$1,091,987

Weighted average percentage of fair value to par value	77.07%
Original weighted average credit support	26.80
Weighted average credit support	9.04
Weighted average collateral delinquency (1)	22.04
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2015 Annual Report. As of June 30, 2016, our mortgage loan investment portfolio totaled $3.6 billion, an increase of $46.7 million from December 31, 2015.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2016	December 31, 2015

Massachusetts	48%	46%
Maine	13	12
Wisconsin	10	11
Connecticut	7	7
New Hampshire	5	5
All others	17	19
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $900,000 and $1.0 million at June 30, 2016, and December 31, 2015, respectively.

For information on the determination of the allowance at June 30, 2016, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2015 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2016	December 31, 2015
Total par value of government loans past due 90 days or more and still accruing interest	$4,670	$5,403
Nonaccrual loans, par value	20,431	22,361
Troubled debt restructurings (not included above)	6,338	7,130

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of June 30, 2016, we were the beneficiary of primary mortgage insurance coverage of $69.6 million on $277.8 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $18.1 million on mortgage pools with a total unpaid principal balance of $208.9 million.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $61.4 million and $40.1 million as of June 30, 2016, and December 31, 2015, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $502.9 million and $442.0 million as of June 30, 2016, and December 31, 2015, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2016, and December 31, 2015. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2016		December 31, 2015
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$9,597,569	$(196,738)	$8,195,652	$(102,381)
	Swaps	Economic	793,000	(9,179)	342,000	(1,246)
Total associated with advances			10,390,569	(205,917)	8,537,652	(103,627)
Available-for-sale securities	Swaps	Fair value	611,915	(391,607)	611,915	(314,571)
	Caps	Economic	—	—	300,000	—
Total associated with available-for-sale securities			611,915	(391,607)	911,915	(314,571)
Trading securities	Swaps	Economic	198,000	(15,714)	202,000	(14,438)
COs	Swaps	Fair value	7,633,945	15,153	6,387,445	2,201
	Swaps	Economic	18,500	(1)	18,500	(11)
	Forward starting swaps	Cash Flow	527,800	(62,854)	527,800	(35,547)
Total associated with COs			8,180,245	(47,702)	6,933,745	(33,357)
Total			19,380,729	(660,940)	16,585,312	(465,993)
Mortgage delivery commitments			46,100	309	24,714	(7)
Total derivatives			$19,426,829	(660,631)	$16,610,026	(466,000)
Accrued interest				(24,232)		(28,039)
Cash collateral and accrued interest				243,401		92,149
Net derivatives				$(441,462)		$(401,890)
Derivative asset				$61,402		$40,117
Derivative liability				(502,864)		(442,007)
Net derivatives				$(441,462)		$(401,890)
 _______________________

(1)
As of June 30, 2016, and December 31, 2015, embedded derivatives separated from the advance contract with notional amounts of $793.0 million and $342.0 million, respectively, and fair values of $9.1 million and $1.2 million, respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $17.2 billion, representing 88.7 percent of all derivatives outstanding as of June 30, 2016. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of June 30, 2016 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,500,355	$(18,939)	$2,500,355	$18,732	1.95%	0.65%	1.76%	0.84%
Due after one year through two years	2,029,185	(44,136)	2,029,185	43,889	2.49	0.64	2.33	0.80
Due after two years through three years	1,459,875	(26,676)	1,459,875	26,321	1.90	0.64	1.58	0.96
Due after three years through four years	1,032,676	(26,688)	1,032,676	26,340	1.89	0.64	1.61	0.92
Due after four years through five years	1,161,688	(29,298)	1,161,688	28,446	1.81	0.64	1.44	1.01
Thereafter	1,413,790	(51,001)	1,413,790	49,557	1.65	0.64	1.22	1.07
Total	$9,597,569	$(196,738)	$9,597,569	$193,285	1.99%	0.64%	1.72%	0.91%
_______________________

(1)	Included in the advances hedged amount are $2.5 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2016.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of June 30, 2016 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,927,315	$1,925	$3,927,315	$(1,714)	0.60%	0.63%	0.54%	0.51%
Due after one year through two years	2,394,495	11,100	2,394,495	(11,247)	1.16	1.19	0.59	0.56
Due after two years through three years	419,135	865	419,135	(956)	1.21	1.21	0.55	0.55
Due after three years through four years	130,000	287	130,000	(320)	1.37	1.37	0.56	0.56
Due after four years through five years	613,000	1,144	613,000	(1,266)	1.35	1.35	0.53	0.53
Thereafter	150,000	(168)	150,000	200	1.45	1.45	0.53	0.53
Total	$7,633,945	$15,153	$7,633,945	$(15,303)	0.90%	0.93%	0.56%	0.53%
_______________________

(1)	Included in the CO bonds hedged amount are $2.8 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2016.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We accept cash or securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in the derivatives table below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value positions with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. The table below details our counterparty credit exposure as of June 30, 2016.

Derivatives Counterparty Current Credit Exposure As of June 30, 2016 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To /(From) Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Uncleared derivatives
Single-A	$395,750	$(11,450)	$—	$11,996	$546
Triple-B	3,012,915	(443,223)	—	448,756	5,533
Cleared derivatives	10,999,519	(152,763)	213,856	—	61,093
Total derivative positions with nonmember counterparties to which we had credit exposure	14,408,184	(607,436)	213,856	460,752	67,172

Mortgage delivery commitments (2)	46,100	309	—	—	309
Total	$14,454,284	$(607,127)	$213,856	$460,752	$67,481

Derivative positions without credit exposure: (3)
Double-A	$735,000
Single-A	3,883,155
Triple-B	354,390
Total derivative positions without credit exposure	$4,972,545
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

We did not breach either of these thresholds at any time during the quarter ended June 30, 2016. Senior management is notified if either liquidity threshold is breached and is required to determine whether or not any corrective action is necessary as a result.

The following table presents our projected net cash flow and structural liquidity as of June 30, 2016.

Projected Net Cash Flow and Structural Liquidity As of June 30, 2016 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$3,540	$25,770
Maturing liabilities	5,764,280	11,764,140
Committed asset settlements	1,122,740	1,122,740
Capital outflow	13,000	13,000
MPF delivery commitments	46,100	46,100
Gross uses of funds	6,949,660	12,971,750

Sources of funds
Interest receivable	32,203	61,330
Maturing or projected amortization of assets	13,439,238	19,402,958
Committed liability settlements	730,556	730,556
Cash and due from banks	413,908	413,908
Other	1,640	1,640
Gross sources of funds	14,617,545	20,610,392

Projected net cash flow	7,667,885	$7,638,642

Less: Secondary uses of funds
Deposit runoff	556,921
Drawdown of standby letters of credit and lines of credit	629,919
Rollover of all maturing advances	4,783,706
Projected funding of MPF master commitments	195,732
Total secondary uses of funds	6,166,278

Structural liquidity	$1,501,607

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

We complied with this regulatory requirement at all times during the quarter ended June 30, 2016. As of June 30, 2016, and December 31, 2015, we held a surplus of $13.3 billion and $12.0 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of June 30, 2016.

Contingency Liquidity As of June 30, 2016 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$3,540
Maturing liabilities	5,764,280
Committed asset settlements	1,122,740
Drawdown of standby letters of credit	116,035
Gross uses of funds	7,006,595

Cumulative sources of funds
Interest receivable	32,203
Maturing or amortizing advances	4,783,706
Committed liability settlements	730,556
Other	1,640
Gross sources of funds	5,548,105

Plus: sources of contingency liquidity
Marketable securities	1,250,000
Self-liquidating assets	8,639,000
Cash and due from banks	413,908
Marketable securities available for repo	4,466,056
Total sources of contingency liquidity	14,768,964

Net contingency liquidity	$13,310,474

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended June 30, 2016.

Balance Sheet Funding Gap Policy. Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, maturing in one year or longer (excluding floating rate advances indexed to discount note yields), funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets and sets a management action trigger at a gap of 10 percent of total assets. We maintained compliance with this limit and its management action trigger at all times during the six months ended June 30, 2016. During the three months ended June 30, 2016, this gap averaged 6.6 percent (the maximum level at any month-end during the quarter was 7.8 percent and the minimum level at any month-end during the quarter was 5.9 percent). As of June 30, 2016, this gap was 7.8 percent, compared with 5.0 percent at December 31, 2015.

We are focused on maintaining a liquidity and funding balance between our financial assets and financial liabilities. The FHLBanks work collectively to manage the System-wide liquidity and funding management and the FHLBanks jointly monitor the System’s collective risk arising out of an inability to fully access the capital markets to fund our obligations. In managing and monitoring the amounts of assets that require refunding, we may consider contractual maturities of our financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations) and other factors in our discretion.

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

Debt Financing — Consolidated Obligations

At June 30, 2016, and December 31, 2015, outstanding COs, including both CO bonds and CO discount notes, totaled $57.6 billion and $53.9 billion, respectively.

CO bonds outstanding for which we are primarily liable at June 30, 2016, and December 31, 2015, include issued callable bonds totaling $3.2 billion and $3.6 billion, respectively.

CO discount notes comprised 52.9 percent and 52.8 percent of the outstanding COs for which we are primarily liable at June 30, 2016, and December 31, 2015, respectively, but accounted for 88.7 percent and 93.1 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2016 and 2015, respectively.

Financial Conditions for Consolidated Obligations

We have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. However, during the period covered by this report, we continued to observe that CO yields were relatively high as compared to yields in U.S. dollar interest rate swaps for funding terms of longer than one year based on long-term historical averages, though CO issuance costs improved slightly relative to yields on comparable U.S. Treasury Notes. Nonetheless, investor demand for COs during the period remained strong and stable. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of higher capital requirements on many of our underwriters. So far, this development has not impeded our ability to meet our funding needs. While the June 23, 2016, decision by a majority of voters in the United Kingdom to exit the European Union triggered significant, immediate market movement, the impact on our ability to issue debt has not been significant.

Capital

Total capital was $3.2 billion and $3.0 billion at June 30, 2016, and December 31, 2015, respecively.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2016, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $35.1 million and $42.0 million at June 30, 2016, and December 31, 2015, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2015 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of the redemption-notice period at June 30, 2016, and December 31, 2015 (dollars in thousands).

Expiry of Redemption-Notice Period	June 30, 2016	December 31, 2015
Past redemption date (1)	$566	$629
Due in one year or less	—	—
Due after one year through two years	4,741	—
Due after two years through three years	175	4,856
Due after three years through four years	29,554	36,450
Due after four years through five years	—	54
Thereafter	40	—
Total	$35,076	$41,989
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

We have the authority, but are not obliged, to repurchase excess stock, at our discretion, subject to continuing to meet all of our minimum capital requirements, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2015 Annual Report. At June 30, 2016, and December 31, 2015, excess capital stock totaled $70.7 million and $158.9 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2016	$668,736	$1,649,312	$2,318,071	$2,388,774	$70,703
December 31, 2015	653,642	1,566,057	2,219,722	2,378,651	158,929
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Repurchases of excess stock have led to reductions in our capital levels, including reductions to mandatorily redeemable capital stock from $42.0 million at December 31, 2015, to $35.1 million at June 30, 2016. Dividend payments on mandatorily redeemable capital stock are classified as interest expense, so the repurchase of this stock should lead to a reduction in interest expense, all other things being equal. For the three months ended June 30, 2016, interest expense on mandatorily redeemable capital stock amounted to $319,000 compared with $468,000 for the three months ended June 30, 2015. For the six months ended June 30, 2016, interest expense on mandatorily redeemable capital stock amounted to $698,000 compared with $803,000 for the six months ended June 30, 2015.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 15, 2016, the Director of the FHFA notified us that, based on March 31, 2016 financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Targeted Capital Ratio Operating Range

We target our operating capital ratio to be within the range of 4.0 percent to 7.5 percent. Our capital ratio was 5.7 percent at June 30, 2016.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2016, this internal minimum capital requirement equaled $3.0 billion, which was satisfied by our actual regulatory capital of $3.6 billion.

Excess Stock Management Program

On July 24, 2015, our board of directors authorized management to implement an excess stock management program, under which we are authorized to repurchase excess stock to target a range for excess stock between zero and $200 million. As of June 30, 2016, our shareholders held $70.7 million in excess stock. We used the Excess Stock Management program in the second quarter of 2016, to unilaterally repurchase $101.7 million of excess stock from shareholders on a pro rata basis. In accordance with our capital plan, we repurchased other excess stock during the second quarter of 2016 at the request of certain members.

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

As of June 30, 2016, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 —Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Significant regulatory actions and developments for the period covered by this report are summarized below.

FHFA Developments

Joint Proposed Rule on Incentive-Based Compensation Arrangements. On April 26, 2016, the FHFA, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). The proposed rule specifies that the Bank would fall into the middle category, Level 2. The proposed rule would supplement existing FHFA executive compensation rules.

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

If adopted in its current form, the proposed rule would, among other things, impose requirements related to our incentive-based compensation arrangements for covered persons, related to:

•
mandatory deferrals of 50 percent and 40 percent of annual and long-term incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than three years for annual incentive-based compensation and one year for compensation awarded under a long-term incentive plan;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity

Together with other FHLBanks, we provided comments on the proposed rule on July 22, 2016. The proposed rule would impact the design and operation of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed.

Other Significant Developments

Joint Proposed Rule Regarding Net Stable Funding Ratio. On May 3, 2016, the Federal Reserve Board (FRB), the Department of Treasury and the Federal Deposit Insurance Corporation, jointly issued a proposed rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), for large and internationally active banking organizations. The NSFR will require large and internationally active banking organizations, which does not included the FHLBanks, to maintain liquidity to match their assets over a one-year time horizon. The FRB is proposing a modified NSFR requirement for bank holding companies and certain savings and loan holding companies that, in each case, have $50 billion or more, but less than $250 billion, in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. If adopted in its current form, the proposed rule would provide that secured funding with maturities between six months and one year, including FHLBank advances, would be assigned 50 percent liquidity credit for purposes of calculating compliance with the NSFR, which could affect demand for the Bank’s advances.

The Council of FHLBanks provided comments to the proposed rule on August 2, 2016.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at June 30, 2016, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.9 billion, compared with $14.3 billion at December 31, 2015);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at June 30, 2016, fixed-rate callable debt not hedged by interest-rate swaps amounted to $390.0 million compared with $1.4 billion at December 31, 2015);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements, was $7.7 billion, or 28.3 percent of our total outstanding CO bonds at June 30, 2016, compared with $6.4 billion, or 25.2 percent of total outstanding CO bonds, at December 31, 2015;

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

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at June 30, 2016, and December 31, 2015.

Interest/Market-Rate Risk Metric	June 30, 2016	December 31, 2015	Target, Limit or Management Action Trigger at December 31, 2015
MVE	$3.4 billion	$3.4 billion	None
MVE/BVE	95%	97%	None
MVE/Par Stock	141%	143%	102% (management action trigger) and 100% or higher (limit)
Economic Capital Ratio	5.4%	5.8%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$101.0 million	$83.9 million	Maintain below $225.0 million (management action trigger) and $275.0 million (limit)
Duration of Equity	-2.50 years	+0.07 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(6.2)%	(5.4)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	-1.61 months	+0.05 months	None
MPF Portfolio VaR	$66.6 million	$66.6 million	Maintain below 25% of the VaR limit (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 204 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 135 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

Value at Risk. The table below presents the historical simulation VaR estimate as of June 30, 2016, and December 31, 2015, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	June 30, 2016		December 31, 2015
Confidence Level	% of MVE (2)	$ million	% of MVE (2)	$ million
50%	0.15%	$5.2	0.13%	$4.6
75%	0.61	20.4	0.43	14.7
95%	1.52	51.3	1.43	48.6
99%	3.00	101.0	2.46	83.9
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

	June 30, 2016
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,121	$3,163	$3,258	$3,373	$3,383	$3,286	$3,146
Percent change in MVE from base	(7.5)%	(6.2)%	(3.4)%	—%	0.3%	(2.6)%	(6.7)%
MVE/BVE	87.8%	89.0%	91.7%	94.9%	95.2%	92.5%	88.5%
MVE/Par Stock	131%	132%	136%	141%	142%	138%	132%
Duration of Equity	-0.52 years	-2.17 years	-3.65 years	-2.50 years	+1.68 years	+3.61 years	+4.84 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.5%	2.5%	2.7%	2.9%	2.8%	2.5%	2.0%
Net income percent change from base	(31.5)%	(31.5)%	(26.1)%	—%	25.7%	44.5%	60.6%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for June 30, 2016, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (filed with the SEC on May 6, 2016), on May 2, 2016, the First Circuit for the United States Court of Appeals (the First Circuit) ruled favorably on our appeal of the dismissal of our claims against Moody’s Investors Service, Inc. and Moody’s Corporation (together Moody’s). The First Circuit vacated the United States District Court for the District of Massachusetts (the District Court), which had ruled that federal law does not permit the transfer of cases from one federal court to another where the first court is found to lack personal jurisdiction. The First Circuit remanded the case to the District Court to determine whether transfer of our claims to the Southern District of New York would be in the interest of justice, and such determination is pending. On August 1, 2016, Moody's filed a petition for writ of certiorari to the Supreme Court of the United States, asking the Supreme Court to review the First Circuit’s decision. At the time of this report, we have yet to respond to Moody's petition.

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

None

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 5, 2016	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
August 5, 2016	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer