Form 10-Q
period 2016-09-30
Federal Home Loan Bank of Boston
filed 2016-11-10
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2016
Class A Stock, par value $100	zero
Class B Stock, par value $100	24,144,469

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$172,481	$254,218
Interest-bearing deposits	249	197
Securities purchased under agreements to resell	3,749,000	6,700,000
Federal funds sold	5,500,000	2,120,000
Investment securities:
Trading securities	618,932	230,134
Available-for-sale securities - includes $11,169 and $22,822 pledged as collateral at September 30, 2016, and December 31, 2015, respectively that may be repledged	7,125,064	6,314,285
Held-to-maturity securities - includes $26,702 and $42,703 pledged as collateral at September 30, 2016, and December 31, 2015, respectively that may be repledged (a)	2,271,239	2,654,565
Total investment securities	10,015,235	9,198,984
Advances	37,195,148	36,076,167
Mortgage loans held for portfolio, net of allowance for credit losses of $800 and $1,025 at September 30, 2016, and December 31, 2015	3,714,283	3,581,788
Accrued interest receivable	77,045	84,442
Premises, software, and equipment, net	3,869	3,360
Derivative assets, net	62,947	40,117
Other assets	53,044	43,396
Total Assets	$60,543,301	$58,102,669
LIABILITIES
Deposits
Interest-bearing	$571,287	$458,513
Non-interest-bearing	39,496	24,089
Total deposits	610,783	482,602
Consolidated obligations (COs):
Bonds	27,345,898	25,427,277
Discount notes	28,725,374	28,479,097
Total consolidated obligations	56,071,272	53,906,374
Mandatorily redeemable capital stock	33,812	41,989
Accrued interest payable	93,117	81,268
Affordable Housing Program (AHP) payable	81,271	82,081
Derivative liabilities, net	463,758	442,007
Other liabilities	36,529	43,435
Total liabilities	57,390,542	55,079,756
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 23,333 shares and 23,367 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	2,333,262	2,336,662
Retained earnings:
Unrestricted	962,798	934,214
Restricted	217,343	194,634
Total retained earnings	1,180,141	1,128,848
Accumulated other comprehensive loss	(360,644)	(442,597)
Total capital	3,152,759	3,022,913
Total Liabilities and Capital	$60,543,301	$58,102,669
_______________________________________
(a)   Fair values of held-to-maturity securities were $2,512,030 and $2,923,124 at September 30, 2016, and December 31, 2015, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Advances	$84,830	$59,163	$244,060	$175,012
Prepayment fees on advances, net	(35)	1,506	2,897	5,527
Securities purchased under agreements to resell	2,697	1,366	8,603	3,273
Federal funds sold	5,200	1,669	15,992	4,519
Investment securities:
Trading securities	2,182	2,274	6,623	6,888
Available-for-sale securities	28,452	24,313	76,767	68,488
Held-to-maturity securities	21,423	22,997	65,811	72,132
Prepayment fees on investments	85	29	416	286
Total investment securities	52,142	49,613	149,617	147,794
Mortgage loans held for portfolio	29,874	30,392	90,856	91,633
Other	171	18	414	43
Total interest income	174,879	143,727	512,439	427,801
INTEREST EXPENSE
Consolidated obligations:
Bonds	86,574	80,695	267,214	242,859
Discount notes	23,011	6,391	68,287	16,813
Total consolidated obligations	109,585	87,086	335,501	259,672
Deposits	180	13	441	46
Mandatorily redeemable capital stock	334	472	1,032	1,275
Other borrowings	1	—	3	2
Total interest expense	110,100	87,571	336,977	260,995
NET INTEREST INCOME	64,779	56,156	175,462	166,806
Reduction of provision for credit losses	(94)	(159)	(194)	(442)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	64,873	56,315	175,656	167,248
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(568)	(230)	(1,653)	(810)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	197	(823)	(1,068)	(2,018)
Net other-than-temporary impairment losses on investment securities, credit portion	(371)	(1,053)	(2,721)	(2,828)
Litigation settlements	—	—	19,584	134,713
Loss on early extinguishment of debt	(184)	(82)	(1,484)	(211)
Service fees	1,948	2,094	5,850	6,102
Net unrealized (losses) gains on trading securities	(2,849)	780	(892)	(332)
Net losses on derivatives and hedging activities	(1,922)	(7,653)	(11,120)	(12,154)
Other	(65)	123	(203)	(329)
Total other (loss) income	(3,443)	(5,791)	9,014	124,961
OTHER EXPENSE
Compensation and benefits	10,396	9,419	30,746	32,717
Other operating expenses	5,792	4,973	16,939	15,129
Federal Housing Finance Agency (the FHFA)	819	884	2,640	2,787
Office of Finance	732	666	2,274	2,193
Other	3,034	689	5,796	1,839
Total other expense	20,773	16,631	58,395	54,665
INCOME BEFORE ASSESSMENTS	40,657	33,893	126,275	237,544
AHP	4,099	3,437	12,731	23,882
NET INCOME	$36,558	$30,456	$113,544	$213,662

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$36,558	$30,456	$113,544	$213,662
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(17,325)	(1,962)	62,446	3,834
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified (from) to non-interest income	(196)	823	1,068	2,018
Accretion of noncredit portion	8,586	10,072	26,938	33,525
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	8,390	10,895	28,006	35,543
Net unrealized gains (losses) relating to hedging activities
Unrealized gains (losses)	1,082	(15,959)	(25,688)	(15,329)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	5,341	6,231	19,445	16,758
Total net unrealized gains (losses) relating to hedging activities	6,423	(9,728)	(6,243)	1,429
Pension and postretirement benefits	210	162	(2,256)	484
Total other comprehensive (loss) income	(2,302)	(633)	81,953	41,290
Comprehensive income	$34,256	$29,823	$195,497	$254,952

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2014	24,131	$2,413,114	$764,888	$136,770	$901,658	$(436,986)	$2,877,786
Proceeds from sale of capital stock	1,631	163,063					163,063
Repurchase of capital stock	(335)	(33,525)					(33,525)
Shares reclassified to mandatorily redeemable capital stock	(1)	(54)					(54)
Comprehensive income			170,930	42,732	213,662	41,290	254,952
Cash dividends on capital stock			(41,142)		(41,142)		(41,142)
BALANCE, SEPTEMBER 30, 2015	25,426	$2,542,598	$894,676	$179,502	$1,074,178	$(395,696)	$3,221,080

BALANCE, DECEMBER 31, 2015	23,367	$2,336,662	$934,214	$194,634	$1,128,848	$(442,597)	$3,022,913
Proceeds from sale of capital stock	3,143	314,274					314,274
Repurchase of capital stock	(3,176)	(317,634)					(317,634)
Shares reclassified to mandatorily redeemable capital stock	(1)	(40)					(40)
Comprehensive income			90,835	22,709	113,544	81,953	195,497
Cash dividends on capital stock			(62,251)		(62,251)		(62,251)
BALANCE, SEPTEMBER 30, 2016	23,333	$2,333,262	$962,798	$217,343	$1,180,141	$(360,644)	$3,152,759

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$113,544	$213,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(23,463)	(43,968)
Reduction of provision for credit losses	(194)	(442)
Change in net fair-value adjustments on derivatives and hedging activities	17,856	1,317
Net other-than-temporary impairment losses on investment securities, credit portion	2,721	2,828
Loss on early extinguishment of debt	1,484	211
Other adjustments	3,207	(442)
Net change in:
Market value of trading securities	892	332
Accrued interest receivable	7,390	2,530
Other assets	(304)	(64)
Accrued interest payable	11,849	8,157
Other liabilities	(11,614)	10,113
Total adjustments	9,824	(19,428)
Net cash provided by operating activities	123,368	194,234

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(111,135)	(70,426)
Securities purchased under agreements to resell	2,951,000	(2,400,000)
Federal funds sold	(3,380,000)	125,000
Premises, software, and equipment	(1,638)	(794)
Trading securities:
Proceeds from long-term	9,471	8,314
Purchases of long-term	(399,155)	—
Available-for-sale securities:
Proceeds from long-term	901,082	739,421
Purchases of long-term	(1,608,830)	(1,529,058)
Held-to-maturity securities:
Proceeds from long-term	425,936	617,803
Advances to members:
Proceeds	255,534,514	258,113,231
Disbursements	(256,626,490)	(258,602,004)
Mortgage loans held for portfolio:
Proceeds	408,128	439,681
Purchases	(550,511)	(551,753)
Proceeds from sale of foreclosed assets	4,368	6,189
Net cash used in investing activities	(2,443,260)	(3,104,396)

FINANCING ACTIVITIES
Net change in deposits	127,432	128,400
Net payments on derivatives with a financing element	(10,493)	(14,302)
Net proceeds from issuance of consolidated obligations:

Discount notes	114,582,795	110,227,338
Bonds	15,435,348	8,525,179
Bonds transferred from other Federal Home Loan Banks	—	87,782
Payments for maturing and retiring consolidated obligations:
Discount notes	(114,339,603)	(108,999,969)
Bonds	(13,483,496)	(7,680,907)
Proceeds from issuance of capital stock	314,274	163,063
Payments for redemption of mandatorily redeemable capital stock	(8,217)	(256,010)
Payments for repurchase of capital stock	(317,634)	(33,525)
Cash dividends paid	(62,251)	(41,142)
Net cash provided by financing activities	2,238,155	2,105,907
Net decrease in cash and due from banks	(81,737)	(804,255)
Cash and due from banks at beginning of the year	254,218	1,124,536
Cash and due from banks at end of the period	$172,481	$320,281
Supplemental disclosures:
Interest paid	$363,979	$307,832
AHP payments	$12,739	$14,080
Noncash transfers of mortgage loans held for portfolio to real-estate-owned (REO)	$2,657	$5,611

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the Financial Accounting Standards Board (FASB) issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This guidance is effective for us for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. We are in the process of evaluating this guidance, and its effect on our cash flows has not yet been determined. The adoption of this guidance will have no effect on our financial condition or combined results of operations.

Financial Instruments - Credit Losses. On June 16, 2016, the FASB issued new guidance to introduce a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance applies to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The guidance is effective for us on January 1, 2020. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

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

Note 3 — Trading Securities

Major Security Types. Our trading securities as of September 30, 2016, and December 31, 2015, were (dollars in thousands):

	September 30, 2016	December 31, 2015
U.S. Treasury obligations	$399,129	$—

Mortgage-backed securities (MBS)
U.S. government-guaranteed – single-family	8,995	10,296
Government-sponsored enterprise (GSEs) – single-family	911	1,449
GSEs – multifamily	209,897	218,389
	219,803	230,134
Total	$618,932	$230,134

Net unrealized losses on trading securities for the nine months ended September 30, 2016 and 2015, amounted to $892,000 and $332,000 for securities held on September 30, 2016 and 2015, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of September 30, 2016, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$487,018	$—	$(31,827)	$455,191
U.S. government-owned corporations	358,677	—	(57,339)	301,338
GSEs	145,893	—	(16,933)	128,960
	991,588	—	(106,099)	885,489
MBS
U.S. government guaranteed – single-family	133,518	60	(1,815)	131,763
U.S. government guaranteed – multifamily	650,353	1,267	(718)	650,902
GSEs – single-family	4,743,432	33,843	(3,115)	4,774,160
GSEs – multi-family	681,445	1,305	—	682,750
	6,208,748	36,475	(5,648)	6,239,575
Total	$7,200,336	$36,475	$(111,747)	$7,125,064
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

The following table summarizes our available-for-sale securities with unrealized losses as of September 30, 2016, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$455,191	$(31,827)	$455,191	$(31,827)
U.S. government-owned corporations	—	—	301,338	(57,339)	301,338	(57,339)
GSEs	—	—	128,960	(16,933)	128,960	(16,933)
	—	—	885,489	(106,099)	885,489	(106,099)
MBS
U.S. government guaranteed – single-family	—	—	95,287	(1,815)	95,287	(1,815)
U.S. government guaranteed – multifamily	197,057	(299)	95,059	(419)	292,116	(718)
GSEs – single-family	921,794	(2,575)	138,407	(540)	1,060,201	(3,115)
	1,118,851	(2,874)	328,753	(2,774)	1,447,604	(5,648)
Total temporarily impaired	$1,118,851	$(2,874)	$1,214,242	$(108,873)	$2,333,093	$(111,747)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at September 30, 2016, and December 31, 2015, were (dollars in thousands):

	September 30, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through 10 years	183,811	173,686	128,473	121,722
Due after 10 years	807,777	711,803	795,899	700,951
	991,588	885,489	924,372	822,673
MBS (1)	6,208,748	6,239,575	5,527,631	5,491,612
Total	$7,200,336	$7,125,064	$6,452,003	$6,314,285
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of September 30, 2016, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$2,545	$—	$2,545	$82	$—	$2,627
State or local housing-finance-agency obligations (HFA securities)	166,169	—	166,169	11	(22,064)	144,116
	168,714	—	168,714	93	(22,064)	146,743
MBS
U.S. government guaranteed – single-family	13,594	—	13,594	263	—	13,857
U.S. government guaranteed – multifamily	3,609	—	3,609	1	—	3,610
GSEs – single-family	884,287	—	884,287	22,195	(227)	906,255
GSEs – multifamily	347,739	—	347,739	18,014	—	365,753
Private-label – residential	1,041,072	(201,181)	839,891	233,117	(10,334)	1,062,674
Asset-backed securities (ABS) backed by home equity loans	14,003	(598)	13,405	548	(815)	13,138
	2,304,304	(201,779)	2,102,525	274,138	(11,376)	2,365,287
Total	$2,473,018	$(201,779)	$2,271,239	$274,231	$(33,440)	$2,512,030

Our held-to-maturity securities as of December 31, 2015, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$3,605	$—	$3,605	$180	$—	$3,785
HFA securities	170,928	—	170,928	18	(21,356)	149,590
	174,533	—	174,533	198	(21,356)	153,375
MBS
U.S. government guaranteed – single-family	15,999	—	15,999	354	—	16,353
U.S. government guaranteed – multifamily	17,794	—	17,794	21	(7)	17,808
GSEs – single-family	1,093,124	—	1,093,124	26,562	(142)	1,119,544
GSEs – multifamily	386,635	—	386,635	18,118	—	404,753
Private-label – residential	1,180,661	(229,117)	951,544	257,312	(12,262)	1,196,594
ABS backed by home equity loans	15,604	(668)	14,936	682	(921)	14,697
	2,709,817	(229,785)	2,480,032	303,049	(13,332)	2,769,749
Total	$2,884,350	$(229,785)	$2,654,565	$303,247	$(34,688)	$2,923,124

The following table summarizes our held-to-maturity securities with unrealized losses as of September 30, 2016, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$141,786	$(22,064)	$141,786	$(22,064)

MBS
GSEs – single-family	47,792	(70)	14,341	(157)	62,133	(227)
Private-label – residential	30,379	(317)	469,423	(41,023)	499,802	(41,340)
ABS backed by home equity loans	—	—	12,091	(1,000)	12,091	(1,000)
	78,171	(387)	495,855	(42,180)	574,026	(42,567)
Total	$78,171	$(387)	$637,641	$(64,244)	$715,812	$(64,631)

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

Redemption Terms. The amortized cost, carrying value, and fair value of our held-to-maturity securities by contractual maturity at September 30, 2016, and December 31, 2015, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	September 30, 2016			December 31, 2015
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	19,864	19,864	19,922	21,583	21,583	21,677
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	148,850	148,850	126,821	152,950	152,950	131,698
	168,714	168,714	146,743	174,533	174,533	153,375
MBS (2)	2,304,304	2,102,525	2,365,287	2,709,817	2,480,032	2,769,749
Total	$2,473,018	$2,271,239	$2,512,030	$2,884,350	$2,654,565	$2,923,124
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at September 30, 2016. At September 30, 2016, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding available-for-sale securities that were in an unrealized loss position as of September 30, 2016:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of September 30, 2016, are expected to return contractual principal and interest based on our review and analysis of independent third-party credit reports on the supranational institution, and the supranational institution's triple-A (or equivalent) rating by each of the nationally recognized statistical rating organizations (NRSROs) that rates it.

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of September 30, 2016, none of our held-to-maturity investments in HFA securities that are in an unrealized loss position were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates, credit spreads, and illiquidity in this market and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at September 30, 2016.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of September 30, 2016, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at September 30, 2016.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, loan modifications, and loss severities. A significant input to the first model is the forecast of future housing-price changes, based on an assessment of individual housing markets for the relevant states and core-based statistical areas (CBSA), as defined by the United States Office of Management and Budget. The OTTI Governance Committee developed a short-term housing price forecast, with projected changes ranging from a decrease of 1.0 percent to an increase of 10.0 percent over the 12- month period beginning July 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0 percent to an increase of 6.0 percent. Thereafter, we have projected a unique recovery path for each relevant geographic area based on an internally developed framework derived from historical data.

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

For those securities for which a credit loss was recognized during the three months ended September 30, 2016, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$61,461	9.8%	26.4%	40.2%	8.3%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through September 30, 2016 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	September 30, 2016
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$41,212	$35,774	$28,288	$36,406
Private-label residential MBS – Alt-A	1,146,687	849,232	655,536	880,398
ABS backed by home equity loans – Subprime	3,884	3,545	2,948	3,496
Total other-than-temporarily impaired securities	$1,191,783	$888,551	$686,772	$920,300
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$516,922	$551,341	$533,888	$568,652
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	6	—	6	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	365	1,053	2,715	2,828
Reductions:
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(2)	(9,613)	(9,585)	(28,929)	(28,671)
Balance at end of period	$507,680	$542,809	$507,680	$542,809
_______________________

(1)
For the three months ended September 30, 2016 and 2015, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to July 1, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2016 and 2015.

(2)	Represents amounts accreted as interest income during the current period.

Note 7 — Advances

General Terms. At both September 30, 2016, and December 31, 2015, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent, as summarized below (dollars in thousands).

	September 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$2,816	0.69%	$7,546	0.65%
Due in one year or less	18,305,745	0.89	18,282,139	0.72
Due after one year through two years	9,152,992	1.09	8,970,109	1.31
Due after two years through three years	2,471,819	1.67	3,170,267	1.94
Due after three years through four years	2,213,426	1.64	1,495,494	1.89
Due after four years through five years	1,548,385	1.52	1,845,396	1.71
Thereafter	3,368,092	1.84	2,196,832	2.70
Total par value	37,063,275	1.15%	35,967,783	1.20%
Premiums	24,626		24,183
Discounts	(20,809)		(17,437)
Fair value of bifurcated derivatives (1)	5,629		1,241
Hedging adjustments	122,427		100,397
Total	$37,195,148		$36,076,167
_________________________

(1)	At September 30, 2016, and December 31, 2015, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

At September 30, 2016, and December 31, 2015, we had callable advances and floating-rate advances that may be prepaid on a floating-rate reset date without prepayment or termination fees outstanding totaling $7.3 billion and $6.5 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date (1), Par Value	September 30, 2016	December 31, 2015
Overdrawn demand-deposit accounts	$2,816	$7,546
Due in one year or less	24,264,920	23,728,314
Due after one year through two years	3,597,992	3,983,109
Due after two years through three years	2,458,819	3,130,267
Due after three years through four years	2,038,226	1,455,494
Due after four years through five years	1,548,385	1,670,196
Thereafter	3,152,117	1,992,857
Total par value	$37,063,275	$35,967,783
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

At September 30, 2016, and December 31, 2015, we had putable advances outstanding totaling $3.5 billion and $2.2 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	September 30, 2016	December 31, 2015
Overdrawn demand-deposit accounts	$2,816	$7,546
Due in one year or less	20,350,745	19,924,939
Due after one year through two years	9,026,742	7,909,809
Due after two years through three years	2,462,069	2,870,517
Due after three years through four years	2,028,426	1,383,244
Due after four years through five years	1,191,385	1,783,896
Thereafter	2,001,092	2,087,832
Total par value	$37,063,275	$35,967,783

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	September 30, 2016	December 31, 2015
Fixed-rate	$29,007,364	$29,257,362
Variable-rate	8,055,911	6,710,421
Total par value	$37,063,275	$35,967,783

Credit-Risk Exposure and Security Terms. At September 30, 2016, and December 31, 2015, we had $14.3 billion and $14.2 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five borrowers at each of September 30, 2016, and December 31, 2015, representing 38.5 percent and 39.4 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Prepayment Fees. For the three and nine months ended September 30, 2016 and 2015, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Prepayment fees received from borrowers	$2,983	$15,377	$9,647	$19,273
Less: hedging fair-value adjustments on prepaid advances	(1,009)	(12,674)	(3,235)	(15,405)
Less: net premiums associated with prepaid advances	(317)	—	(2,091)	—
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(1,692)	(1,197)	(3,100)	(1,443)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	—	1,676	3,102
Net prepayment fees recognized in income	$(35)	$1,506	$2,897	$5,527

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

The following table presents certain characteristics of these investments (dollars in thousands):

	September 30, 2016	December 31, 2015
Real estate
Fixed-rate 15-year single-family mortgages	$545,986	$568,786
Fixed-rate 20- and 30-year single-family mortgages	3,098,790	2,949,589
Premiums	68,408	63,994
Discounts	(1,759)	(2,141)
Deferred derivative gains, net	3,658	2,585
Total mortgage loans held for portfolio	3,715,083	3,582,813
Less: allowance for credit losses	(800)	(1,025)
Total mortgage loans, net of allowance for credit losses	$3,714,283	$3,581,788

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	September 30, 2016	December 31, 2015
Conventional mortgage loans	$3,242,305	$3,107,415
Government mortgage loans	402,471	410,960
Total par value	$3,644,776	$3,518,375

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

At September 30, 2016, and December 31, 2015, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended September 30, 2016 and 2015.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at September 30, 2016, and December 31, 2015. At September 30, 2016, and December 31, 2015, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2016, and December 31, 2015. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2015 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$25,623	$13,419	$39,042
Past due 60-89 days delinquent	5,597	4,161	9,758
Past due 90 days or more delinquent	17,038	5,761	22,799
Total past due	48,258	23,341	71,599
Total current loans	3,271,638	390,365	3,662,003
Total mortgage loans	$3,319,896	$413,706	$3,733,602
Other delinquency statistics
In process of foreclosure, included above (1)	$8,278	$1,560	$9,838
Serious delinquency rate (2)	0.55%	1.39%	0.64%
Past due 90 days or more still accruing interest	$—	$5,761	$5,761
Loans on nonaccrual status (3)	$17,526	$—	$17,526
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Collectively Evaluated Mortgage Loans. We evaluate the credit risk of our investments in conventional mortgage loans for impairment on a collective basis that considers loan-pool-specific attribute data at the master commitment pool level, including historical delinquency migration, applies estimated loss severities, and incorporates available credit enhancements to establish our best estimate of probable incurred losses at the reporting date. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 to 179 days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date. The losses are then reduced by the probable cash flows resulting from available credit enhancement. Credit enhancement cash flows that are projected and assessed as not probable of receipt are not considered in reducing estimated losses.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at September 30, 2016, and December 31, 2015, and the average recorded investment and interest income recognized on these loans during the three and nine months ended September 30, 2016 and 2015 (dollars in thousands).

	As of September 30, 2016		As of December 31, 2015
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$22,950	$22,909	$26,668	$26,622

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance:
For the Three Months Ended September 30,	$23,492	$116	$30,295	$105

For the Nine Months Ended September 30,	$24,728	$298	$31,907	$354

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2016 and 2015, as well as the recorded investment in mortgage loans by impairment methodology at September 30, 2016 and 2015 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Allowance for credit losses
Balance, beginning of period	$900	$1,100	$1,025	$2,012
Charge-offs, net of recoveries	(6)	59	(31)	(570)
Reduction of provision for credit losses	(94)	(159)	(194)	(442)
Balance, end of period	$800	$1,000	$800	$1,000
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$800	$1,000	$800	$1,000
Recorded investment, end of period (1)
Individually evaluated for impairment	$22,950	$29,050	$22,950	$29,050
Collectively evaluated for impairment	$3,296,946	$3,138,248	$3,296,946	$3,138,248
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

REO. At September 30, 2016, and December 31, 2015, we had $2.4 million and $3.6 million, respectively, in assets classified as REO. During the nine months ended September 30, 2016 and 2015, we sold REO assets with a recorded carrying value of $3.2 million and $5.1 million, respectively. Upon the sale of these REO properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $476,000 and $600,000 during the nine months ended September 30, 2016 and 2015, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 10 — Derivatives and Hedging Activities

The following table presents the fair value of derivatives, including the effect of netting adjustments and cash collateral as of September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$18,830,355	$16,435	$(541,145)	$15,195,012	$26,874	$(468,982)
Forward-start interest-rate swaps	527,800	—	(61,793)	527,800	—	(35,547)
Total derivatives designated as hedging instruments	19,358,155	16,435	(602,938)	15,722,812	26,874	(504,529)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,152,000	250	(18,522)	562,500	246	(16,623)
Interest-rate caps or floors	—	—	—	300,000	—	—
CO bond firm commitments	100,000	—	(59)	—	—	—
Mortgage-delivery commitments (1)	60,355	77	(40)	24,714	18	(25)
Total derivatives not designated as hedging instruments	1,312,355	327	(18,621)	887,214	264	(16,648)
Total notional amount of derivatives	$20,670,510			$16,610,026
Total derivatives before netting and collateral adjustments		16,762	(621,559)		27,138	(521,177)
Netting adjustments and cash collateral including related accrued interest (2)		46,185	157,801		12,979	79,170
Derivative assets and derivative liabilities		$62,947	$(463,758)		$40,117	$(442,007)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $204.0 million and $92.9 million at September 30, 2016, and December 31, 2015, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $750,000 at December 31, 2015.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives designated as hedging instruments
Interest-rate swaps	$(3,278)	$(4,690)	$(8,529)	$(6,405)
Forward-start interest-rate swaps	(22)	(205)	(558)	(101)
Total net losses related to derivatives designated as hedging instruments	(3,300)	(4,895)	(9,087)	(6,506)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,186	(3,313)	(3,531)	(5,988)
CO bond firm commitments	(59)	—	(59)	—
Mortgage-delivery commitments	251	555	1,557	340
Total net gains (losses) related to derivatives not designated as hedging instruments	1,378	(2,758)	(2,033)	(5,648)
Net losses on derivatives and hedging activities	$(1,922)	$(7,653)	$(11,120)	$(12,154)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2016 and 2015, (dollars in thousands):

	For the Three Months Ended September 30, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$71,032	$(70,859)	$173	$(22,547)
Investments	10,255	(9,810)	445	(8,788)
COs – bonds	(16,705)	12,809	(3,896)	6,500
Total	$64,582	$(67,860)	$(3,278)	$(24,835)

	For the Three Months Ended September 30, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(21,993)	$21,422	$(571)	$(32,932)
Investments	(39,947)	40,227	280	(9,405)
COs – bonds	13,107	(17,506)	(4,399)	18,475
Total	$(48,833)	$44,143	$(4,690)	$(23,862)

	For the Nine Months Ended September 30, 2016
	Loss on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(23,045)	$22,029	$(1,016)	$(78,799)
Investments	(66,030)	67,215	1,185	(26,682)
COs – bonds	(5,874)	(2,824)	(8,698)	21,730
Total	$(94,949)	$86,420	$(8,529)	$(83,751)

	For the Nine Months Ended September 30, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$11,318	$(11,456)	$(138)	$(97,442)
Investments	(12,702)	13,859	1,157	(28,326)
COs – bonds	17,376	(24,800)	(7,424)	49,438
Total	$15,992	$(22,397)	$(6,405)	$(76,330)
____________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

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

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Gains (Losses) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended September 30, 2016	$1,082	Interest expense	$(5,337)	$(22)
For the Three Months Ended September 30, 2015	(15,959)	Interest expense	(6,227)	(205)

For the Nine Months Ended September 30, 2016	(25,688)	Interest expense	(19,434)	(558)
For the Nine Months Ended September 30, 2015	(15,329)	Interest expense	(16,747)	(101)

For the nine months ended September 30, 2016 and 2015, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2016, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of September 30, 2016, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $14.2 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (bilateral derivatives) under master-netting agreements. Certain of our bilateral derivatives master-netting agreements contain provisions that require us to post additional collateral with our bilateral derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investor Services (Moody's) or Standard and Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2016, was $486.8 million for which we had delivered cash or securities collateral with a post-haircut value of $438.2 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2016.

Post Haircut Value of Incremental Collateral to be Delivered as of September 30, 2016 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$20,103
AA-	A+, A or A-	12,988
A-	below A-	23,528
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC) - registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at September 30, 2016.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by counterparty.

The following table presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2016, and December 31, 2015 and the fair value of derivatives that are not subject to such netting (dollars in thousands). Such netting includes any related cash collateral received from or pledged to counterparties.

	September 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Uncleared derivatives	$4,459	$(491,321)	$8,342	$(463,154)
Cleared derivatives	12,226	(130,198)	18,778	(57,998)
Total gross recognized amount	16,685	(621,519)	27,120	(521,152)
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(4,205)	27,603	(7,628)	21,172
Cleared derivatives	50,390	130,198	20,607	57,998
Total gross amounts of netting adjustments and cash collateral	46,185	157,801	12,979	79,170
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	254	(463,718)	714	(441,982)
Cleared derivatives	62,616	—	39,385	—
Total net amounts after netting adjustments and cash collateral	62,870	(463,718)	40,099	(441,982)
Derivatives not meeting netting requirements
Mortgage delivery commitments	77	(40)	18	(25)
Total derivative assets and total derivative liabilities
Uncleared derivatives	254	(463,718)	714	(441,982)
Cleared derivatives	62,616	—	39,385	—
Mortgage delivery commitments	77	(40)	18	(25)
Total derivative assets and total derivative liabilities presented in the statement of condition	62,947	(463,758)	40,117	(442,007)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Uncleared derivatives	—	37,623	—	64,391
Cannot be sold or repledged
Uncleared derivatives	—	385,382	—	331,716
Total non-cash collateral received or pledged, not offset	—	423,005	—	396,107
Net amount
Uncleared derivatives	254	(40,713)	714	(45,875)
Cleared derivatives	62,616	—	39,385	—
Mortgage delivery commitments	77	(40)	18	(25)
Total net amount	$62,947	$(40,753)	$40,117	$(45,900)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At September 30, 2016, and December 31, 2015, we had additional net credit exposure of $1.3 million and $3.1 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	September 30, 2016	December 31, 2015
Interest-bearing
Demand and overnight	$567,776	$454,087
Other	3,511	4,426
Noninterest-bearing
Other	39,496	24,089
Total deposits	$610,783	$482,602

Note 12 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at September 30, 2016, and December 31, 2015, by year of contractual maturity (dollars in thousands):

	September 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$8,800,090	1.14%	$8,990,295	1.00%
Due after one year through two years	7,970,550	1.33	6,101,990	1.70
Due after two years through three years	3,783,850	1.50	3,389,580	1.59
Due after three years through four years	1,985,855	1.98	2,056,215	1.97
Due after four years through five years	1,640,360	1.65	1,329,210	2.11
Thereafter	3,058,460	2.73	3,440,045	2.95
Total par value	27,239,165	1.52%	25,307,335	1.65%
Premiums	128,382		148,903
Discounts	(15,962)		(20,451)
Hedging adjustments	(5,687)		(8,510)
	$27,345,898		$25,427,277
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at September 30, 2016, and December 31, 2015, included (dollars in thousands):

	September 30, 2016	December 31, 2015
Par value of CO bonds
Noncallable and nonputable	$23,088,165	$21,714,335
Callable	4,151,000	3,593,000
Total par value	$27,239,165	$25,307,335

The following is a summary of the CO bonds for which we were primarily liable at September 30, 2016, and December 31, 2015, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2016	December 31, 2015
Due in one year or less	$11,996,090	$11,937,295
Due after one year through two years	7,229,550	5,802,990
Due after two years through three years	3,263,850	2,729,580
Due after three years through four years	1,757,855	1,831,215
Due after four years through five years	913,360	991,210
Thereafter	2,078,460	2,015,045
Total par value	$27,239,165	$25,307,335

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Par value of CO bonds
Fixed-rate	$21,332,165	$21,847,335
Simple variable-rate	4,900,000	3,145,000
Step-up	1,007,000	315,000
Total par value	$27,239,165	$25,307,335

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2016	$28,725,374	$28,733,626	0.31%
December 31, 2015	$28,479,097	$28,487,577	0.24%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the nine months ended September 30, 2016, and year ended December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Balance at beginning of year	$82,081	$66,993
AHP expense for the period	12,731	32,328
AHP direct grant disbursements	(12,739)	(16,716)
AHP subsidy for AHP advance disbursements	(835)	(1,255)
Return of previously disbursed grants and subsidies	33	731
Balance at end of period	$81,271	$82,081

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

The following tables demonstrate our compliance with our regulatory capital requirements at September 30, 2016, and December 31, 2015 (dollars in thousands):

Risk-Based Capital Requirements	September 30, 2016	December 31, 2015

Permanent capital
Class B capital stock	$2,333,262	$2,336,662
Mandatorily redeemable capital stock	33,812	41,989
Retained earnings	1,180,141	1,128,848
Total permanent capital	$3,547,215	$3,507,499
Risk-based capital requirement
Credit-risk capital	$377,774	$381,176
Market-risk capital	127,678	83,875
Operations-risk capital	151,635	139,515
Total risk-based capital requirement	$657,087	$604,566
Permanent capital in excess of risk-based capital requirement	$2,890,128	$2,902,933

	September 30, 2016		December 31, 2015
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$657,087	$3,547,215	$604,566	$3,507,499
Total regulatory capital	$2,421,732	$3,547,215	$2,324,107	$3,507,499
Total capital-to-asset ratio	4.0%	5.9%	4.0%	6.0%

Leverage Ratio
Leverage capital	$3,027,165	$5,320,823	$2,905,133	$5,261,249
Leverage capital-to-assets ratio	5.0%	8.8%	5.0%	9.1%

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015, (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2015	$(67,827)	$(251,294)	$(70,271)	$(5,671)	$(395,063)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(1,962)	—	(15,959)	—	(17,921)
Accretion of noncredit loss	—	10,072	—	—	10,072
Net actuarial loss	—	—	—	(4)	(4)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	823	—	—	823
Amortization - hedging activities (2)	—	—	6,231	—	6,231
Amortization - pension and postretirement benefits (3)	—	—	—	166	166
Other comprehensive (loss) income	(1,962)	10,895	(9,728)	162	(633)
Balance, September 30, 2015	$(69,789)	$(240,399)	$(79,999)	$(5,509)	$(395,696)

Balance, June 30, 2016	$(57,947)	$(210,169)	$(83,903)	$(6,323)	$(358,342)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(17,325)	—	1,082	—	(16,243)
Noncredit other-than-temporary impairment losses	—	(486)	—	—	(486)
Accretion of noncredit loss	—	8,586	—	—	8,586
Net actuarial loss	—	—	—	(15)	(15)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	290	—	—	290
Amortization - hedging activities (4)	—	—	5,341	—	5,341
Amortization - pension and postretirement benefits (3)	—	—	—	225	225
Other comprehensive (loss) income	(17,325)	8,390	6,423	210	(2,302)
Balance, September 30, 2016	$(75,272)	$(201,779)	$(77,480)	$(6,113)	$(360,644)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $6.2 million recorded in CO bond interest expense and $4,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $5.3 million recorded in CO bond interest expense and $4,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(73,623)	$(275,942)	$(81,428)	$(5,993)	$(436,986)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	3,834	—	(15,329)	—	(11,495)
Accretion of noncredit loss	—	33,525	—	—	33,525
Net actuarial loss	—	—	—	(12)	(12)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,018	—	—	2,018
Amortization - hedging activities (2)	—	—	16,758	—	16,758
Amortization - pension and postretirement benefits (3)	—	—	—	496	496
Other comprehensive income	3,834	35,543	1,429	484	41,290
Balance, September 30, 2015	$(69,789)	$(240,399)	$(79,999)	$(5,509)	$(395,696)

Balance, December 31, 2015	$(137,718)	$(229,785)	$(71,237)	$(3,857)	$(442,597)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	62,446	—	(25,688)	—	36,758
Noncredit other-than-temporary impairment losses	—	(1,142)	—	—	(1,142)
Accretion of noncredit loss	—	26,938	—	—	26,938
Net actuarial loss	—	—	—	(2,931)	(2,931)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,210	—	—	2,210
Amortization - hedging activities (4)	—	—	19,445	—	19,445
Amortization - pension and postretirement benefits (3)	—	—	—	675	675
Other comprehensive income (loss)	62,446	28,006	(6,243)	(2,256)	81,953
Balance, September 30, 2016	$(75,272)	$(201,779)	$(77,480)	$(6,113)	$(360,644)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $16.7 million recorded in CO bond interest expense and $11,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $19.4 million recorded in CO bond interest expense and $11,000 recorded in net (losses) gains on derivatives and hedging activities in the statement of operations.

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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations.

The following table sets forth our net pension costs under our defined benefit plan and expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Qualified Defined Benefit Multiemployer Plan - Pentegra Defined Benefit Plan	$468	$122	$682	$5,327
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	259	237	829	765
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	16	12	190	131

Nonqualified Supplemental Defined Benefit Retirement Plan. We also maintain a nonqualified, single-employer unfunded defined-benefit plan covering certain senior officers, for which our obligation is detailed below. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations.

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

The following table presents the components of net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and nine months ended September 30, 2016 and 2015, (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended September 30,		Postretirement Benefits For the Three Months Ended September 30,
	2016	2015	2016	2015
Net Periodic Benefit Cost
Service cost	$255	$171	$9	$9
Interest cost	159	121	9	7
Amortization of net actuarial loss	225	163	—	3
Net periodic benefit cost	$639	$455	$18	$19

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Nine Months Ended September 30,		Postretirement Benefits For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Periodic Benefit Cost
Service cost	$769	$514	$25	$28
Interest cost	478	363	26	23
Amortization of net actuarial loss	672	489	3	7
Net periodic benefit cost	$1,919	$1,366	$54	$58

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2015 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine months ended September 30, 2016.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at September 30, 2016, and December 31, 2015, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	September 30, 2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$172,481	$172,481	$172,481	$—	$—	$—
Interest-bearing deposits	249	249	249	—	—	—
Securities purchased under agreements to resell	3,749,000	3,748,880	—	3,748,880	—	—
Federal funds sold	5,500,000	5,499,887	—	5,499,887	—	—
Trading securities(1)	618,932	618,932	—	618,932	—	—
Available-for-sale securities(1)	7,125,064	7,125,064	—	7,125,064	—	—
Held-to-maturity securities	2,271,239	2,512,030	—	1,292,102	1,219,928	—
Advances	37,195,148	37,454,932	—	37,454,932	—	—
Mortgage loans, net	3,714,283	3,869,578	—	3,841,460	28,118	—
Accrued interest receivable	77,045	77,045	—	77,045	—	—
Derivative assets(1)	62,947	62,947	—	16,762	—	46,185
Other assets (1)	17,788	17,788	8,002	9,786	—	—
Liabilities:
Deposits	(610,783)	(610,779)	—	(610,779)	—	—
COs:
Bonds	(27,345,898)	(27,756,392)	—	(27,756,392)	—	—
Discount notes	(28,725,374)	(28,727,163)	—	(28,727,163)	—	—
Mandatorily redeemable capital stock	(33,812)	(33,812)	(33,812)	—	—	—
Accrued interest payable	(93,117)	(93,117)	—	(93,117)	—	—
Derivative liabilities(1)	(463,758)	(463,758)	—	(621,559)	—	157,801
Other:
Commitments to extend credit for advances	—	(2,062)	—	(2,062)	—	—
Standby letters of credit	(734)	(734)	—	(734)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

	December 31, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$254,218	$254,218	$254,218	$—	$—	$—
Interest-bearing deposits	197	197	197	—	—	—
Securities purchased under agreements to resell	6,700,000	6,699,852	—	6,699,852	—	—
Federal funds sold	2,120,000	2,119,962	—	2,119,962	—	—
Trading securities(1)	230,134	230,134	—	230,134	—	—
Available-for-sale securities(1)	6,314,285	6,314,285	—	6,314,285	—	—
Held-to-maturity securities	2,654,565	2,923,124	—	1,562,243	1,360,881	—
Advances	36,076,167	36,209,343	—	36,209,343	—	—
Mortgage loans, net	3,581,788	3,666,146	—	3,635,073	31,073	—
Accrued interest receivable	84,442	84,442	—	84,442	—	—
Derivative assets(1)	40,117	40,117	—	27,138	—	12,979
Other assets(1)	15,292	15,292	6,373	8,919	—	—
Liabilities:
Deposits	(482,602)	(482,595)	—	(482,595)	—	—
COs:
Bonds	(25,427,277)	(25,578,547)	—	(25,578,547)	—	—
Discount notes	(28,479,097)	(28,479,076)	—	(28,479,076)	—	—
Mandatorily redeemable capital stock	(41,989)	(41,989)	(41,989)	—	—	—
Accrued interest payable	(81,268)	(81,268)	—	(81,268)	—	—
Derivative liabilities(1)	(442,007)	(442,007)	—	(521,177)	—	79,170
Other:
Commitments to extend credit for advances	—	(689)	—	(689)	—	—
Standby letters of credit	(831)	(831)	—	(831)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at September 30, 2016, and December 31, 2015, by fair-value hierarchy level (dollars in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. Treasury obligations	$—	$399,129	$—	$—	$399,129
U.S. government-guaranteed – single-family MBS	—	8,995	—	—	8,995
GSEs – single-family MBS	—	911	—	—	911
GSEs – multi-family MBS	—	209,897	—	—	209,897
Total trading securities	—	618,932	—	—	618,932
Available-for-sale securities:
Supranational institutions	—	455,191	—	—	455,191
U.S. government-owned corporations	—	301,338	—	—	301,338
GSEs	—	128,960	—	—	128,960
U.S. government guaranteed – single-family MBS	—	131,763	—	—	131,763
U.S. government guaranteed – multifamily MBS	—	650,902	—	—	650,902
GSEs – single-family MBS	—	4,774,160	—	—	4,774,160
GSEs – multi-family MBS	—	682,750	—	—	682,750
Total available-for-sale securities	—	7,125,064	—	—	7,125,064
Derivative assets:
Interest-rate-exchange agreements	—	16,685	—	46,185	62,870
Mortgage delivery commitments	—	77	—	—	77
Total derivative assets	—	16,762	—	46,185	62,947
Other assets	8,002	9,786	—	—	17,788
Total assets at fair value	$8,002	$7,770,544	$—	$46,185	$7,824,731
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(621,519)	$—	$157,801	$(463,718)
Mortgage delivery commitments	—	(40)	—	—	(40)
Total liabilities at fair value	$—	$(621,559)	$—	$157,801	$(463,758)
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

The following tables present financial assets by level within the fair-value hierarchy which were recorded at fair value on a nonrecurring basis during the nine months ended September 30, 2016, and year ended December 31, 2015 (dollars in thousands):

	For the Nine Months Ended September 30, 2016
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$8,586	$8,586
Mortgage loans held for portfolio	—	—	5,534	5,534
REO	—	—	1,011	1,011

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$15,131	$15,131

	For the Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$16,653	$16,653
Mortgage loans held for portfolio	—	—	5,376	5,376
REO	—	—	2,284	2,284

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,313	$24,313

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2016, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, each FHLBank's joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2016, and December 31, 2015. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $911.8 billion and $851.4 billion at September 30, 2016, and December 31, 2015, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$4,228,471	$59,125	$4,287,596	$3,998,609	$77,477	$4,076,086
Commitments for unused lines of credit - advances (2)	1,258,079	—	1,258,079	1,263,182	—	1,263,182
Commitments to make additional advances	334,240	43,910	378,150	650,890	54,308	705,198
Commitments to invest in mortgage loans	60,355	—	60,355	24,714	—	24,714
Unsettled CO bonds, at par (3)	390,000	—	390,000	25,000	—	25,000
Unsettled CO discount notes, at par	121,691	—	121,691	700,000	—	700,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At September 30, 2016, and December 31, 2015, these amounts totaled $22.5 million and $27.3 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $4.0 million at December 31, 2015.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)	We had $390.0 million and $25.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at September 30, 2016 and December 31, 2015.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor’s demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2024. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $734,000 and $831,000 at September 30, 2016, and December 31, 2015, respectively.

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

Note 19 — Transactions with Shareholders

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At September 30, 2016, and December 31, 2015, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at September 30, 2016, and December 31, 2015 (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2016
Citizens Bank, N.A.	$326,244	13.8%	$6,560,582	17.7%	$1,224	3.5%

As of December 31, 2015
Citizens Bank, N.A.	$308,280	13.0%	$6,015,163	16.7%	$1,583	4.5%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three and nine months ended September 30, 2016 and 2015 as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Citizens Bank, N.A.	2016	2015	2016	2015
Interest income on advances	$7,837	$2,802	$24,123	$9,965
Fees on letters of credit	756	862	2,375	2,901

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2016	$87,497	3.7%	$1,425,878	3.8%	$1,466	4.2%
As of December 31, 2015	72,251	3.0	1,064,489	3.0	1,297	3.7

Note 20 — Subsequent Events

On October 28, 2016, the board of directors declared a cash dividend at an annualized rate of 3.80 percent based on capital stock balances outstanding during the third quarter of 2016. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $23.2 million and was paid on November 2, 2016.

On November 4, 2016, we agreed with certain defendants to settle certain of our claims against them arising out of certain investments in private-label mortgage-backed securities, for an aggregate amount of $19.6 million (which amount is net of legal fees and expenses).

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

EXECUTIVE SUMMARY

For the quarter ended September 30, 2016, our net income increased to $36.6 million from $30.5 million for the quarter ended September 30, 2015. This increase was largely due to an $8.6 million increase of net interest income partially offset by $2.3 million of interest-rate subsidies under the Jobs for New England and Helping to House New England programs, subsidized advance programs that support members’ small business lending and affordable rental and homeownership initiatives, respectively. Net interest income for the three months ended September 30, 2016, was $64.8 million compared with $56.2 million for the same period in 2015. This increase was primarily attributable to a $3.2 billion increase in average earning assets consisting of a $4.3 billion increase in average advances balances that was partially offset by a $1.1 billion decrease in average investments balances. Also offsetting the benefit from the increase in average earning assets was a $1.5 million decrease in net prepayment fees from advances and investments from $1.5 million in the three months ended September 30, 2015, to $50,000 in the three months ended September 30, 2016. Our retained earnings were $1.2 billion at September 30, 2016, compared to $1.1 billion at December 31, 2015, a surplus of $480.1 million over our minimum retained earnings target. We continued to satisfy all regulatory capital requirements as of September 30, 2016.

On October 28, 2016, our board of directors declared a cash dividend that was equivalent to an annual yield of 3.80 percent, the approximate daily average three-month London Interbank Offered Rate (LIBOR) yield for the third quarter of 2016 plus 300 basis points.

Net Interest Margin

For the three months ended September 30, 2016, net interest margin was 0.45 percent, compared with 0.41 percent for the three months ended September 30, 2015. This increase was primarily attributable to the increase of higher-yielding long term assets such as long-term advances and mortgage-backed securities.

Advances Balances

Advances balances increased to $37.2 billion at September 30, 2016, from $36.1 billion at December 31, 2015. The $1.1 billion increase was concentrated in fixed-rate putable advances and variable-rate advances. For the three months ended September 30, 2016, the average balance of total advances was $36.0 billion, compared to $31.7 billion during the same period in 2015. The $4.3 billion increase was broad-based, with the largest increases in variable-rate advances and short-term advances. We cannot predict whether this trend will continue.

Accretable yields from investments in private-label MBS

For both the three months ended September 30, 2016 and 2015, we recognized $9.6 million in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.1 billion at September 30, 2016. Other-than-temporary impairment credit losses were $371,000 for the quarter ending September 30, 2016.

Excess Stock Management Program

Under the excess stock management program adopted by our board of directors on July 24, 2015, we repurchased $105.0 million in excess stock in the third quarter of 2016. For additional information see — Liquidity and Capital Resources — Internal Capital Practices and Policies — Excess Stock Management Program.

ECONOMIC CONDITIONS

Economic Environment

Economic data from third quarter 2016 suggests that the labor market has continued to strengthen and the pace of economic activity has increased compared to the first half of the year. While the unemployment rate is little changed in recent months, job gains have been consistent, on average. Household spending has grown, but business fixed investment has remained soft. The New England economy generally continues to improve, but at a moderately slower pace than the rest of the U.S. economy. Unemployment rates across the six New England states were relatively stable, on average, in the third quarter.

Interest-Rate Environment

On November 2, 2016, the Federal Open Market Committee (FOMC) announced that it decided to maintain the target range for the federal funds rate at 0.25 to 0.5 percent. The federal funds target rate had remained constant at zero to 0.25 percent from the fourth quarter of 2008 through the third quarter 2015 until it was raised in the fourth quarter of 2015. Long-term interest rates increased slightly from July through September.

The following table illustrates the interest-rate environment.

	Three Month Average		Nine Month Average		Ending rate
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	December 31, 2015
3-month LIBOR	0.79%	0.31%	0.69%	0.28%	0.85%	0.61%
2-year U.S. Treasury yield	0.72%	0.68%	0.77%	0.62%	0.76%	1.05%
5-year U.S. Treasury yield	1.12%	1.55%	1.24%	1.51%	1.15%	1.76%
10-year U.S. Treasury yield	1.56%	2.22%	1.73%	2.11%	1.59%	2.27%

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2015, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Statement of Condition
Total assets	$60,543,301	$62,160,154	$58,669,046	$58,102,669	$57,397,372
Investments(1)	19,264,484	19,676,487	20,319,265	18,019,181	19,376,223
Advances	37,195,148	38,241,920	34,524,912	36,076,167	33,954,689
Mortgage loans held for portfolio, net(2)	3,714,283	3,628,464	3,575,262	3,581,788	3,580,269
Deposits and other borrowings	610,783	634,995	562,622	482,602	495,871
Consolidated obligations:
Bonds	27,345,898	27,139,771	27,961,818	25,427,277	26,412,714
Discount notes	28,725,374	30,483,963	26,358,590	28,479,097	26,538,537
Total consolidated obligations	56,071,272	57,623,734	54,320,408	53,906,374	52,951,251
Mandatorily redeemable capital stock	33,812	35,076	35,244	41,989	42,643
Class B capital stock outstanding-putable(3)	2,333,262	2,353,698	2,301,039	2,336,662	2,542,598
Unrestricted retained earnings	962,798	955,126	938,287	934,214	894,676
Restricted retained earnings	217,343	210,031	200,534	194,634	179,502
Total retained earnings	1,180,141	1,165,157	1,138,821	1,128,848	1,074,178
Accumulated other comprehensive loss	(360,644)	(358,342)	(390,430)	(442,597)	(395,696)
Total capital	3,152,759	3,160,513	3,049,430	3,022,913	3,221,080
Other Information
Total regulatory capital ratio(4)	5.86%	5.72%	5.92%	6.04%	6.38%
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $800,000, $900,000, $1.0 million, $1.0 million, and $1.0 million for the quarters ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 14 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Net interest income	$64,779	$54,579	$56,104	$58,891	$56,156
(Reduction of) provision for credit losses	(94)	(111)	11	112	(159)
Net impairment losses on held-to-maturity securities recognized in earnings	(371)	(1,003)	(1,347)	(1,231)	(1,053)
Litigation settlements	—	19,584	—	50,166	—
Other loss	(3,072)	(1,787)	(2,990)	(1,895)	(4,738)
Other expense	20,773	18,688	18,934	21,717	16,631
AHP assessments	4,099	5,312	3,320	8,446	3,437
Net income	$36,558	$47,484	$29,502	$75,656	$30,456
Other Information
Dividends declared	$21,574	$21,148	$19,529	$20,987	$20,132
Dividend payout ratio	59.01%	44.54%	66.20%	27.74%	66.10%
Weighted-average dividend rate(1)	3.65	3.63	3.42	3.32	3.28
Return on average equity(2)	4.55	6.09	3.88	10.13	3.80
Return on average assets	0.25	0.32	0.20	0.52	0.22
Net interest margin(3)	0.45	0.37	0.39	0.41	0.41
Average equity to average assets	5.48	5.31	5.20	5.17	5.79
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Net Income

Third Quarter of 2016 Compared with Third Quarter of 2015

Net income increased to $36.6 million for the three months ended September 30, 2016, from $30.5 million for the three months ended September 30, 2015, largely due to an increase of $8.6 million of net interest income partially offset by $2.3 million subsidies for Jobs for New England and Helping to House New England programs.

Nine Months Ended September 30, 2016, Compared with Nine Months Ended September 30, 2015

Net income decreased to $113.5 million for the nine months ended September 30, 2016, from $213.7 million for the nine months ended September 30, 2015, largely due to a decrease of $115.1 million in litigation settlement income, offset in part by an $8.4 million increase in net interest income after reduction of provision for credit losses.

Net Interest Income

Third Quarter of 2016 Compared with Third Quarter of 2015

Net interest income after reduction of provision for credit losses for the quarter ended September 30, 2016, was $64.9 million, compared to $56.3 million for the same period in 2015. For additional information see — Executive Summary as well as Rate and Volume Analysis.

Net interest spread was 0.39 percent for the quarter ended September 30, 2016, a three basis point increase from the same period in 2015. Net interest margin was 0.45 percent for the quarter ended September 30, 2016, a four basis point increase from the same period in 2015. The increase in net interest spread reflects a 16 basis point increase in the average yield on earning assets and a 13 basis point increase in the average yield on interest-bearing liabilities. The expansion of net interest spread and net interest margin was primarily attributable to the increase of higher-yielding long term assets such as long-term advances and mortgage-backed securities.

Nine Months Ended September 30, 2016, Compared with Nine Months Ended September 30, 2015

Net interest income after reduction of provision for credit losses for the nine months ended September 30, 2016, was $175.7 million, compared with $167.2 million for the same period in 2015. The $8.4 million increase was primarily attributable to a $3.6 billion increase in average earning assets from $54.7 billion for the nine months ended September 30, 2015, to $58.3 billion for the nine months ended September 30, 2016. The growth in average earning assets was driven by a $4.0 billion increase in average advances balances that was partially offset by a $397.6 million decrease in average investments balances. Also partially offsetting the benefit from the increase in average earning assets was a $2.5 million decrease in net prepayment fees from advances and investments from $5.8 million in the nine months ended September 30, 2015, to $3.3 million in the nine months ended September 30, 2016.

Net interest spread was 0.35 percent for the nine months ended September 30, 2016, a two basis point decrease from the same period in 2015, and net interest margin was 0.40 percent, a one basis point decrease from 2015. The decrease in net interest spread reflects a 12 basis point increase in the average yield on earning assets and a 14 basis point increase in the average yield on interest-bearing liabilities. The decrease in net interest spread and net interest margin was mainly a result of the aforementioned decrease in net prepayment fees from advances and investments.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$35,996,668	$84,795	0.94%	$31,731,983	$60,669	0.76%
Securities purchased under agreements to resell	3,109,326	2,697	0.35	4,679,891	1,366	0.12
Federal funds sold	5,155,967	5,200	0.40	5,331,685	1,669	0.12
Investment securities(2)	9,781,842	52,142	2.12	9,232,488	49,613	2.13
Mortgage loans	3,667,314	29,874	3.24	3,579,328	30,392	3.37
Other earning assets	111,603	171	0.61	38,744	18	0.18
Total interest-earning assets	57,822,720	174,879	1.20	54,594,119	143,727	1.04
Other non-interest-earning assets	445,338			430,867
Fair-value adjustments on investment securities	87,557			(45,997)
Total assets	$58,355,615	$174,879	1.19%	$54,978,989	$143,727	1.04%
Liabilities and capital
Consolidated obligations
Discount notes	$25,981,154	$23,011	0.35%	$23,910,270	$6,391	0.11%
Bonds	27,769,228	86,574	1.24	26,666,807	80,695	1.20
Deposits	502,769	180	0.14	404,010	13	0.01
Mandatorily redeemable capital stock	34,952	334	3.80	56,314	472	3.33
Other borrowings	701	1	0.57	653	—	0.24
Total interest-bearing liabilities	54,288,804	110,100	0.81	51,038,054	87,571	0.68
Other non-interest-bearing liabilities	868,420			759,257
Total capital	3,198,391			3,181,678
Total liabilities and capital	$58,355,615	$110,100	0.75%	$54,978,989	$87,571	0.63%
Net interest income		$64,779			$56,156
Net interest spread			0.39%			0.36%
Net interest margin			0.45%			0.41%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$35,785,458	$246,957	0.92%	$31,820,526	$180,539	0.76%
Securities purchased under agreements to resell	3,499,307	8,603	0.33	4,781,806	3,273	0.09
Federal funds sold	5,666,230	15,992	0.38	5,427,249	4,519	0.11
Investment securities(2)	9,641,011	149,617	2.07	9,053,267	147,794	2.18
Mortgage loans	3,611,442	90,856	3.36	3,547,026	91,633	3.45
Other earning assets	93,080	414	0.59	34,954	43	0.16
Total interest-earning assets	58,296,528	512,439	1.17	54,664,828	427,801	1.05
Other non-interest-earning assets	415,199			418,912
Fair-value adjustments on investment securities	29,087			(29,749)
Total assets	$58,740,814	$512,439	1.17%	$55,053,991	$427,801	1.04%
Liabilities and capital
Consolidated obligations
Discount notes	$26,747,661	$68,287	0.34%	$24,730,894	$16,813	0.09%
Bonds	27,503,032	267,214	1.30	25,979,023	242,859	1.25
Deposits	490,595	441	0.12	401,199	46	0.02
Mandatorily redeemable capital stock	37,359	1,032	3.69	63,519	1,275	2.68
Other borrowings	874	3	0.46	2,556	2	0.10
Total interest-bearing liabilities	54,779,521	336,977	0.82	51,177,191	260,995	0.68
Other non-interest-bearing liabilities	830,264			821,959
Total capital	3,131,029			3,054,841
Total liabilities and capital	$58,740,814	$336,977	0.77%	$55,053,991	$260,995	0.63%
Net interest income		$175,462			$166,806
Net interest spread			0.35%			0.37%
Net interest margin			0.40%			0.41%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2016 and 2015. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended September 30, 2016 vs. September 30, 2015			For the Nine Months Ended September 30, 2016 vs. September 30, 2015
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$8,848	$15,278	$24,126	$24,274	$42,144	$66,418
Securities purchased under agreements to resell	(590)	1,921	1,331	(1,091)	6,421	5,330
Federal funds sold	(57)	3,588	3,531	208	11,265	11,473
Investment securities	2,931	(402)	2,529	9,326	(7,503)	1,823
Mortgage loans	736	(1,254)	(518)	1,646	(2,423)	(777)
Other earning assets	69	84	153	144	227	371
Total interest income	11,937	19,215	31,152	34,507	50,131	84,638
Interest expense
Consolidated obligations
Discount notes	600	16,020	16,620	1,480	49,994	51,474
Bonds	3,394	2,485	5,879	14,582	9,773	24,355
Deposits	4	163	167	12	383	395
Mandatorily redeemable capital stock	(197)	59	(138)	(628)	385	(243)
Other borrowings	—	1	1	(2)	3	1
Total interest expense	3,801	18,728	22,529	15,444	60,538	75,982
Change in net interest income	$8,136	$487	$8,623	$19,063	$(10,407)	$8,656

Average Balance of Advances Outstanding

The average balance of total advances increased $4.0 billion, or 12.5 percent, for the nine months ended September 30, 2016, compared with the same period in 2015. This increase of average advances balances was broad based, consisting of increases in fixed- rate short-term and long-term advances and variable-rate advances. The following table summarizes average balances of advances outstanding during the nine months ended September 30, 2016 and 2015, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Fixed-rate advances—par value
Long-term	$13,519,952	$12,831,168
Short-term	11,304,599	9,619,496
Putable	2,161,985	2,090,742
Overnight	816,945	935,806
Amortizing	864,734	869,974
All other fixed-rate advances	78,482	72,483
	28,746,697	26,419,669

Variable-rate indexed advances—par value
Simple variable (1)	6,361,059	5,107,421
Putable	477,595	49,392
All other variable-rate indexed advances	39,726	48,267
	6,878,380	5,205,080
Total average par value	35,625,077	31,624,749
Net premiums	4,468	13,016
Market value of bifurcated derivatives	4,467	2,117
Hedging adjustments	151,446	180,644
Total average balance of advances	$35,785,458	$31,820,526
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $9.0 billion for the nine months ended September 30, 2016. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. For the nine months ended September 30, 2016, the average balance of all such advances totaled $28.0 billion, representing 78.1 percent of the total average balance of advances outstanding during that period. The average balance of all such advances totaled $21.4 billion for the nine months ended September 30, 2015, representing 67.3 percent of the total average balance of advances outstanding during that period.

For the nine months ended September 30, 2016 and 2015, net prepayment fees on advances and investments were $3.3 million and $5.8 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $981.3 million, or 9.6 percent, for the nine months ended September 30, 2016, compared with the same period in 2015. The yield earned on short-term money market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.11 percent during the nine months ended September 30, 2015 to 0.38 percent during the nine months ended September 30, 2016, while average yields on securities purchased under agreements to resell increased from 0.09 percent for the nine months ended September 30, 2015 to 0.33 percent for the nine months ended September 30, 2016. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the nine months ended September 30, 2016, average balances of securities purchased under agreements to resell decreased $1.3 billion and average balances of federal funds sold increased $239.0 million in comparison to the nine months ended September 30, 2015.

Average investment-securities balances increased $587.7 million, or 6.5 percent for the nine months ended September 30, 2016, compared with the same period in 2015, an increase consisting primarily of a $597.2 million increase in MBS.

Average Balance of COs

Average CO balances increased $3.5 billion, or 7.0 percent, for the nine months ended September 30, 2016, compared with the same period in 2015, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of increases of $2.0 billion and $1.5 billion in CO discount notes and CO bonds, respectively.

The average balance of CO discount notes represented approximately 49.3 percent of total average COs during the nine months ended September 30, 2016, compared with 48.8 percent of total average COs during the nine months ended September 30, 2015. The average balance of CO bonds represented 50.7 percent and 51.2 percent of total average COs outstanding during the nine months ended September 30, 2016 and 2015, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands).

	For the Three Months Ended September 30, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(679)	$—	$(155)	$(947)	$(1,781)
Net interest settlements included in net interest income (2)	(22,547)	(8,788)	—	6,500	(24,835)
Total net interest income	(23,226)	(8,788)	(155)	5,553	(26,616)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair-value hedges	173	445	—	(3,896)	(3,278)
Losses on cash-flow hedges	—	—	—	(22)	(22)
Gains on derivatives not receiving hedge accounting	20	1,105	—	61	1,186
Mortgage delivery commitments	—	—	251	(59)	192
Net gains (losses) on derivatives and hedging activities	193	1,550	251	(3,916)	(1,922)

Subtotal	(23,033)	(7,238)	96	1,637	(28,538)

Net losses on trading securities	—	(2,849)	—	—	(2,849)
Total net effect of derivatives and hedging activities	$(23,033)	$(10,087)	$96	$1,637	$(31,387)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended September 30, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,124)	$—	$(152)	$(1,478)	$(2,754)
Net interest settlements included in net interest income (2)	(32,932)	(9,405)	—	18,475	(23,862)
Total net interest income	(34,056)	(9,405)	(152)	16,997	(26,616)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(571)	280	—	(4,399)	(4,690)
Losses on cash-flow hedges	—	—	—	(205)	(205)
(Losses) gains on derivatives not receiving hedge accounting	(5)	(3,342)	—	34	(3,313)
Mortgage delivery commitments	—	—	555	—	555
Net (losses) gains on derivatives and hedging activities	(576)	(3,062)	555	(4,570)	(7,653)

Subtotal	(34,632)	(12,467)	403	12,427	(34,269)

Net gains on trading securities	—	780	—	—	780
Total net effect of derivatives and hedging activities	$(34,632)	$(11,687)	$403	$12,427	$(33,489)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,028)	$—	$(437)	$(5,580)	$(8,045)
Net interest settlements included in net interest income (2)	(78,799)	(26,682)	—	21,730	(83,751)
Total net interest income	(80,827)	(26,682)	(437)	16,150	(91,796)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,016)	1,185	—	(8,698)	(8,529)
Losses on cash-flow hedges	—	—	—	(558)	(558)
(Losses) gains on derivatives not receiving hedge accounting	(86)	(3,547)	—	102	(3,531)
Mortgage delivery commitments	—	—	1,557	(59)	1,498
Net (losses) gains on derivatives and hedging activities	(1,102)	(2,362)	1,557	(9,213)	(11,120)

Subtotal	(81,929)	(29,044)	1,120	6,937	(102,916)

Net losses on trading securities	—	(892)	—	—	(892)
Total net effect of derivatives and hedging activities	$(81,929)	$(29,936)	$1,120	$6,937	$(103,808)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(3,585)	$—	$(461)	$(3,133)	$(7,179)
Net interest settlements included in net interest income (2)	(97,442)	(28,326)	—	49,438	(76,330)
Total net interest income	(101,027)	(28,326)	(461)	46,305	(83,509)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(138)	1,157	—	(7,424)	(6,405)
Losses on cash-flow hedges	—	—	—	(101)	(101)
(Losses) gains on derivatives not receiving hedge accounting	(4)	(6,115)	—	131	(5,988)
Mortgage delivery commitments	—	—	340	—	340
Net (losses) gains on derivatives and hedging activities	(142)	(4,958)	340	(7,394)	(12,154)

Subtotal	(101,169)	(33,284)	(121)	38,911	(95,663)

Net losses on trading securities	—	(332)	—	—	(332)
Total net effect of derivatives and hedging activities	$(101,169)	$(33,616)	$(121)	$38,911	$(95,995)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin for the three months ended September 30, 2016 and 2015 was 0.45 percent and 0.41 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.62 percent and 0.58 percent, respectively.

Net interest margin for the nine months ended September 30, 2016 and 2015 was 0.40 percent and 0.41 percent, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.59 percent for each period.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.4 million and $1.7 million, respectively for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015 interest accruals on derivatives classified as economic hedges totaled a net expense of $4.5 million and $5.2 million, respectively.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three and nine months ended September 30, 2016 and 2015. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
(Losses) gains on derivatives and hedging activities:
Net losses related to fair-value hedge ineffectiveness	$(3,276)	$(4,690)	$(8,527)	$(6,405)
Net losses related to cash-flow hedge ineffectiveness	(22)	(205)	(558)	(101)
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	21	(5)	(86)	(4)
Trading securities	2,542	(1,593)	950	(822)
CO Bonds	1	13	11	60
Mortgage delivery commitments	251	555	1,557	340
Net interest-accruals related to derivatives not receiving hedge accounting	(1,439)	(1,728)	(4,467)	(5,222)
Net losses on derivatives and hedging activities	(1,922)	(7,653)	(11,120)	(12,154)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(371)	(1,053)	(2,721)	(2,828)
Litigation settlements	—	—	19,584	134,713
Loss on early extinguishment of debt	(184)	(82)	(1,484)	(211)
Service-fee income	1,948	2,094	5,850	6,102
Net unrealized (losses) gains on trading securities	(2,849)	780	(892)	(332)
Other	(65)	123	(203)	(329)
Total other (loss) income	$(3,443)	$(5,791)	$9,014	$124,961

As evident in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

FINANCIAL CONDITION

Advances

At September 30, 2016, the advances portfolio totaled $37.2 billion, an increase of $1.1 billion compared with $36.1 billion at December 31, 2015. The increase was concentrated primarily in variable-rate advances and fixed-rate putable advances.

The following table summarizes advances outstanding by product type at September 30, 2016, and December 31, 2015.

Advances Outstanding by Product Type (dollars in thousands)

	September 30, 2016		December 31, 2015
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$13,227,695	35.7%	$13,392,525	37.2%
Short-term	11,361,787	30.7	11,777,324	32.8
Putable	2,817,800	7.6	2,022,200	5.6
Amortizing	854,792	2.3	887,558	2.5
Overnight	697,290	1.9	1,080,755	3.0
All other fixed-rate advances	48,000	0.1	97,000	0.3
	29,007,364	78.3	29,257,362	81.4

Variable-rate advances
Simple variable (1)	7,300,495	19.7	6,504,375	18.1
Putable	682,000	1.8	157,500	0.4
All other variable-rate indexed advances	73,416	0.2	48,546	0.1
	8,055,911	21.7	6,710,421	18.6
Total par value	$37,063,275	100.0%	$35,967,783	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At September 30, 2016, we had advances outstanding to 314, or 70.2 percent of our 447 members. At December 31, 2015, we had advances outstanding to 321, or 72.0 percent of our 446 members.

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

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at September 30, 2016, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of September 30, 2016 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	267	$33,720,338	$77,490,775	229.8%
Category-2	17	438,302	864,658	197.3
Category-3	16	406,466	649,059	159.7
Insurance companies	20	2,498,169	2,932,688	117.4
Total	320	$37,063,275	$81,937,180	221.1%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of September 30, 2016.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$32,634,434
Collateral specifically listed and identified	44,927,888
Collateral delivered to us	11,386,363

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2015 Annual Report. At both September 30, 2016 and December 31, 2015, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member discounted collateral.

We have not recorded any allowance for credit losses on credit products at September 30, 2016, and December 31, 2015, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at September 30, 2016, and the interest earned on outstanding advances to such institutions for the three and nine months ended September 30, 2016.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	September 30, 2016
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2016	Advances Interest Income for the Nine Months Ended September 30, 2016
Citizens Bank, N.A.	$6,560,582	17.7%	0.54%	$7,837	$24,123
People's United Bank, N.A.	3,005,075	8.1	0.51	4,020	10,874
Webster Bank, N.A.	2,587,969	7.0	0.81	4,883	15,058
Massachusetts Mutual Life Insurance Co.	1,100,000	3.0	2.22	6,228	18,549
Berkshire Bank	1,033,520	2.8	0.66	1,924	5,634
Total of top five advance-borrowing institutions	$14,287,146	38.6%		$24,892	$74,238

_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2016, investment securities and short-term money market instruments totaled $19.3 billion, compared with $18.0 billion at December 31, 2015.

Short-term money-market investments increased by $429.1 million to $9.2 billion at September 30, 2016, compared with $8.8 billion at December 31, 2015. The increase was attributable to an increase in federal funds sold of $3.4 billion offset, in part, by a decrease in securities purchased under agreements to resell of $3.0 billion.

Investment securities increased by $816.3 million to $10.0 billion at September 30, 2016, compared with $9.2 billion at December 31, 2015. The increase was attributable to the purchase of $399.2 million of U.S. Treasury obligations in the third quarter of 2016 and a $360.1 million increase in MBS.

Our MBS investment portfolio consists of the following categories of securities as of September 30, 2016, and December 31, 2015. The percentages in the table below are based on carrying value.
Mortgage-Backed Securities

	September 30, 2016	December 31, 2015
Single-family MBS - U.S. government-guaranteed and GSE	67.9%	71.5%
Multifamily MBS - U.S. government-guaranteed and GSE	22.1	16.7
Private-label residential MBS	9.8	11.6
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of September 30, 2016 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$249	$—	$—	$—	$—
Securities purchased under agreements to resell	—	750,000	1,000,000	1,999,000	—	—
Federal funds sold	—	1,450,000	4,050,000	—	—	—
Total money market instruments	—	2,200,249	5,050,000	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	2,545	—	—	—	—
U.S Treasury obligations	—	399,129	—	—	—	—
U.S. government-owned corporations	—	301,338	—	—	—	—
GSEs	—	128,960	—	—	—	—
Supranational institutions	455,191	—	—	—	—	—
HFA securities	20,165	39,105	106,899	—	—	—
Total non-MBS	475,356	871,077	106,899	—	—	—

MBS:
U.S. government guaranteed - single-family (2)	—	154,352	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	654,511	—	—	—	—
GSE – single-family (2)	—	5,659,358	—	—	—	—
GSE – multifamily (2)	—	1,240,386	—	—	—	—
Private-label – residential	—	2,443	12,630	79,243	738,679	6,896
ABS backed by home-equity loans	594	1,136	6,013	1,707	3,955	—
Total MBS	594	7,712,186	18,643	80,950	742,634	6,896

Total investment securities	475,950	8,583,263	125,542	80,950	742,634	6,896

Total investments	$475,950	$10,783,512	$5,175,542	$2,079,950	$742,634	$6,896
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2016. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At September 30, 2016, our unsecured credit exposure related to money market instruments and debentures, including accrued interest, was $6.8 billion to 18 counterparties and issuers, of which $5.5 billion was for federal funds sold, and $1.3 billion was for Treasury bills, debentures issued by GSEs, and supranational institutions. As of September 30, 2016 no issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure.

Private-Label MBS

Of our $8.9 billion in par value of MBS and ABS investments at September 30, 2016, $1.4 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	September 30, 2016			December 31, 2015
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$9,621	$108,807	$118,428	$10,680	$126,518	$137,198
Alt-A	19,831	1,205,852	1,225,683	23,178	1,361,942	1,385,120
Total private-label residential MBS	29,452	1,314,659	1,344,111	33,858	1,488,460	1,522,318
ABS backed by home equity loans
Subprime	—	14,346	14,346	—	15,999	15,999
Total par value of private-label MBS	$29,452	$1,329,005	$1,358,457	$33,858	$1,504,459	$1,538,317
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by year of securitization. Average current credit enhancements as of September 30, 2016, reflect the percentage of subordinated class outstanding balances as of September 30, 2016, to our senior class outstanding balances as of September 30, 2016, weighted by the par value of our respective senior class securities. Average current credit enhancements as of September 30, 2016, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity As of September 30, 2016 (dollars in thousands)

Total
Par value by credit rating
Triple-A	$598
Double-A	3,579
Single-A	18,643
Triple-B	81,075
Below Investment Grade
Double-B	43,272
Single-B	54,861
Triple-C	562,246
Double-C	252,614
Single-C	23,518
Single-D	311,138
Unrated	6,913
Total	$1,358,457

Amortized cost	$1,055,075
Gross unrealized gains	63,077
Gross unrealized losses	(42,340)
Fair value	$1,075,812

Weighted average percentage of fair value to par value	79.19%
Original weighted average credit support	26.91
Weighted average credit support	8.84
Weighted average collateral delinquency (1)	21.69
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2015 Annual Report. As of September 30, 2016, our mortgage loan investment portfolio totaled $3.7 billion, an increase of $132.5 million from December 31, 2015.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2016	December 31, 2015

Massachusetts	49%	46%
Maine	13	12
Wisconsin	9	11
Connecticut	7	7
New Hampshire	5	5
All others	17	19
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $800,000 and $1.0 million at September 30, 2016, and December 31, 2015, respectively.

For information on the determination of the allowance at September 30, 2016, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2015 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2016	December 31, 2015
Total par value of government loans past due 90 days or more and still accruing interest	$5,489	$5,403
Nonaccrual loans, par value	17,494	22,361
Troubled debt restructurings (not included above)	7,029	7,130

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of September 30, 2016, we were the beneficiary of primary mortgage insurance coverage of $76.5 million on $305.6 million of conventional mortgage loans, and supplemental mortgage insurance coverage of $18.1 million on mortgage pools with a total unpaid principal balance of $192.8 million.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $62.9 million and $40.1 million as of September 30, 2016, and December 31, 2015, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $463.8 million and $442.0 million as of September 30, 2016, and December 31, 2015, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2016, and

December 31, 2015. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			September 30, 2016		December 31, 2015
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$10,038,795	$(125,669)	$8,195,652	$(102,381)
	Swaps	Economic	857,000	(5,720)	342,000	(1,246)
Total associated with advances			10,895,795	(131,389)	8,537,652	(103,627)
Available-for-sale securities	Swaps	Fair value	611,915	(381,729)	611,915	(314,571)
	Caps	Economic	—	—	300,000	—
Total associated with available-for-sale securities			611,915	(381,729)	911,915	(314,571)
Trading securities	Swaps	Economic	195,000	(12,969)	202,000	(14,438)
COs	Swaps	Fair value	8,179,645	(1,501)	6,387,445	2,201
	Firm commitments	Fair value	100,000	(59)	—	—
	Swaps	Economic	100,000	60	18,500	(11)
	Forward starting swaps	Cash Flow	527,800	(61,793)	527,800	(35,547)
Total associated with COs			8,907,445	(63,293)	6,933,745	(33,357)
Total			20,610,155	(589,380)	16,585,312	(465,993)
Mortgage delivery commitments			60,355	37	24,714	(7)
Total derivatives			$20,670,510	(589,343)	$16,610,026	(466,000)
Accrued interest				(15,454)		(28,039)
Cash collateral and accrued interest				203,986		92,149
Net derivatives				$(400,811)		$(401,890)
Derivative asset				$62,947		$40,117
Derivative liability				(463,758)		(442,007)
Net derivatives				$(400,811)		$(401,890)
 _______________________

(1)
As of September 30, 2016, and December 31, 2015, embedded derivatives separated from the advance contract with notional amounts of $857.0 million and $342.0 million, respectively, and fair values of $5.6 million and $1.2 million, respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $18.2 billion, representing 88.1 percent of all derivatives outstanding as of September 30, 2016. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of September 30, 2016 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,823,055	$(21,558)	$2,823,055	$21,286	2.28%	0.80%	2.11%	0.97%
Due after one year through two years	1,960,085	(26,761)	1,960,085	26,634	2.12	0.77	1.93	0.96
Due after two years through three years	1,228,562	(6,621)	1,228,562	6,302	1.60	0.79	1.26	1.13
Due after three years through four years	1,188,940	(19,878)	1,188,940	19,415	1.82	0.77	1.56	1.03
Due after four years through five years	906,613	(14,819)	906,613	14,321	1.85	0.77	1.42	1.20
Thereafter	1,931,540	(36,032)	1,931,540	34,469	1.27	0.82	0.88	1.21
Total	$10,038,795	$(125,669)	$10,038,795	$122,427	1.88%	0.79%	1.61%	1.06%
_______________________

(1)	Included in the advances hedged amount are $2.8 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2016.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of September 30, 2016 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,882,210	$190	$2,882,210	$111	0.73%	0.76%	0.77%	0.74%
Due after one year through two years	2,394,335	2,553	2,394,335	(2,974)	1.11	1.08	0.77	0.80
Due after two years through three years	1,221,310	(722)	1,221,310	445	1.04	1.04	0.79	0.79
Due after three years through four years	224,790	26	224,790	(129)	1.38	1.38	0.81	0.81
Due after four years through five years	727,000	(794)	727,000	691	1.17	1.17	0.82	0.82
Thereafter	730,000	(2,754)	730,000	2,653	1.58	1.58	0.83	0.83
Total	$8,179,645	$(1,501)	$8,179,645	$797	1.02%	1.02%	0.78%	0.78%
_______________________

(1)	Included in the CO bonds hedged amount are $3.6 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2016.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash or securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in the derivatives table below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value positions with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. The table below details our counterparty credit exposure as of September 30, 2016.

Derivatives Counterparty Current Credit Exposure As of September 30, 2016 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Uncleared derivatives
Single-A	$1,741,355	$(13,179)	$1,881	$12,134	$836
Triple-B	837,750	(14,879)	—	15,595	716
Cleared derivatives	10,563,695	(117,973)	180,588	—	62,615
Total derivative positions with nonmember counterparties to which we had credit exposure	13,142,800	(146,031)	182,469	27,729	64,167

Mortgage delivery commitments (2)	60,355	77	—	—	77
Total	$13,203,155	$(145,954)	$182,469	$27,729	$64,244

Derivative positions without credit exposure: (3)
CO bond firm commitments	$100,000
Double-A	1,244,500
Single-A	3,493,300
Triple-B	2,629,555
Total derivative positions without credit exposure	$7,467,355
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

We did not breach either of these thresholds at any time during the quarter ended September 30, 2016. If either of these thresholds are breached, then Senior Management is notified and determines whether any corrective action is necessary.

The following table presents our projected net cash flow and structural liquidity as of September 30, 2016.

Projected Net Cash Flow and Structural Liquidity As of September 30, 2016 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$7,353	$27,656
Maturing liabilities	3,929,698	12,898,417
Committed asset settlements	322,025	322,025
Capital outflow	78,000	78,000
MPF delivery commitments	60,355	60,355
Gross uses of funds	4,397,431	13,386,453

Sources of funds
Interest receivable	31,396	58,206
Maturing or projected amortization of assets	10,963,036	16,206,783
Committed liability settlements	121,675	251,675
Cash and due from banks	172,481	172,481
Other	5,211	5,211
Gross sources of funds	11,293,799	16,694,356

Projected net cash flow	6,896,368	$3,307,903

Less: Secondary uses of funds
Deposit runoff	530,820
Drawdown of standby letters of credit and lines of credit	639,836
Rollover of all maturing advances	2,696,733
Projected funding of MPF master commitments	182,694
Total secondary uses of funds	4,050,083

Structural liquidity	$2,846,285

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

We complied with this regulatory requirement at all times during the quarter ended September 30, 2016. As of September 30, 2016, and December 31, 2015, we held a surplus of $12.6 billion and $12.0 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of September 30, 2016.

Contingency Liquidity As of September 30, 2016 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$7,353
Maturing liabilities	3,929,698
Committed asset settlements	322,025
Drawdown of standby letters of credit	124,640
Gross uses of funds	4,383,716

Cumulative sources of funds
Interest receivable	31,396
Maturing or amortizing advances	2,696,733
Committed liability settlements	121,675
Other	5,211
Gross sources of funds	2,855,015

Plus: sources of contingency liquidity
Marketable securities	1,400,000
Self-liquidating assets	8,249,000
Cash and due from banks	172,481
Marketable securities available for repo	4,281,370
Total sources of contingency liquidity	14,102,851

Net contingency liquidity	$12,574,150

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended September 30, 2016.

Balance Sheet Funding Gap Policy. Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and maintain a policy that limits the potential gap between assets inclusive of projected prepayments, maturing in one year or longer (excluding floating rate advances indexed to discount note yields), funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets and sets a management action trigger at a gap of 10 percent of total assets. We maintained compliance with this limit and its management action trigger at all times during the nine months ended September 30, 2016. During the three months ended September 30, 2016, this gap averaged 3.3 percent (the maximum level at any month-end during the quarter was 6.1 percent and the minimum level at any month-end during the quarter was 1.2 percent). As of September 30, 2016, this gap was 2.5 percent, compared with 5.0 percent at December 31, 2015.

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

Debt Financing — Consolidated Obligations

At September 30, 2016, and December 31, 2015, outstanding COs, including both CO bonds and CO discount notes, totaled $56.1 billion and $53.9 billion, respectively.

CO bonds outstanding for which we are primarily liable at September 30, 2016, and December 31, 2015, include issued callable bonds totaling $4.2 billion and $3.6 billion, respectively.

CO discount notes comprised 51.2 percent and 52.8 percent of the outstanding COs for which we are primarily liable at September 30, 2016, and December 31, 2015, respectively, but accounted for 88.1 percent and 92.8 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2016 and 2015, respectively.

Financial Conditions for Consolidated Obligations

We have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low interest-rate environment together with continuing investor preferences for low-risk investments. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. During the period covered by this report, CO yield spreads appeared to be trending back to historical averages relative to market benchmarks, including U.S. dollar interest rate swaps and U.S. Treasury Notes. Investor demand for COs during the period remained strong and stable. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of higher capital requirements on many of our underwriters. So far, this development has not impeded our ability to meet our funding needs.

Capital

Total capital was $3.2 billion and $3.0 billion at September 30, 2016, and December 31, 2015, respectively.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2016, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $33.8 million and $42.0 million at September 30, 2016, and December 31, 2015, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2015 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of the redemption-notice period at September 30, 2016, and December 31, 2015 (dollars in thousands).

Expiry of Redemption-Notice Period	September 30, 2016	December 31, 2015
Past redemption date (1)	$528	$629
Due in one year or less	—	—
Due after one year through two years	4,687	—
Due after two years through three years	128	4,856
Due after three years through four years	28,429	36,450
Due after four years through five years	—	54
Thereafter (2)	40	—
Total	$33,812	$41,989
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

(2)
Consists of reclassifications to mandatorily redeemable capital stock resulting from an FHFA rule effective February 19, 2016, that makes captive insurance companies ineligible for membership. Captive insurance company members that were admitted as members prior to September 12, 2014, will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members on or after September 12, 2014, will have their memberships terminated no later than February 19, 2017.

We have the authority, but are not obliged, to repurchase excess stock, at our discretion, subject to continuing to meet all of our minimum capital requirements, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2015 Annual Report. At September 30, 2016, and December 31, 2015, excess capital stock totaled $78.1 million and $158.9 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2016	$669,547	$1,619,359	$2,288,928	$2,367,074	$78,146
December 31, 2015	653,642	1,566,057	2,219,722	2,378,651	158,929
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Repurchases of excess stock have led to reductions in our capital levels, including reductions to mandatorily redeemable capital stock from $42.0 million at December 31, 2015, to $33.8 million at September 30, 2016. Dividend payments on mandatorily redeemable capital stock are classified as interest expense, so the repurchase of this stock should lead to a reduction in interest expense, all other things being equal. For the three months ended September 30, 2016, interest expense on mandatorily redeemable capital stock amounted to $334,000 compared with $472,000 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, interest expense on mandatorily redeemable capital stock amounted to $1.0 million compared with $1.3 million for the nine months ended September 30, 2015.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 20, 2016, the Director of the FHFA notified us that, based on June 30, 2016 financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Targeted Capital Ratio Operating Range

We target our operating capital ratio to be within the range of 4.0 percent to 7.5 percent. Our capital ratio was 5.9 percent at September 30, 2016.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2016, this internal minimum capital requirement equaled $3.0 billion, which was satisfied by our actual regulatory capital of $3.5 billion.

Excess Stock Management Program

On July 24, 2015, our board of directors authorized management to implement an excess stock management program, under which we are authorized to repurchase excess stock to target a range for excess stock between zero and $200 million. As of September 30, 2016, our shareholders held $78.1 million in excess stock. We used the Excess Stock Management program in the third quarter of 2016, to unilaterally repurchase $105.0 million of excess stock from shareholders on a pro rata basis.

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

As of September 30, 2016, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 —Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Significant regulatory actions and developments for the period covered by this report are summarized below.
Minority and Women Inclusion. On October 27, 2016, the Finance Agency proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion, in part by greatly expanding recordkeeping and reporting requirements. These proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all Bank business and activities, including management, employment and contracting.

The proposed amendments would:

•
require the FHLBanks to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require the FHLBanks in their annual reports to the Finance Agency to provide extensive data on contracting and detailed descriptions of their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

Comments on the proposed amendments are due by December 27, 2016. We are currently assessing the effect of the proposed amendments, if adopted, on the Bank.

FHLBank Membership for Non-Federally-Insured Credit Unions. On September 28, 2016, the Finance Agency proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the Federal Home Loan Bank Act (the Bank Act) authorizing FHLBanks to accept applications for membership from state-chartered credit unions without Federal share insurance, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for Federal insurance as of the date of their application for FHLBank membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for Federal insurance; or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

Comments are due on the proposed rule by November 28, 2016. We are currently assessing the effect of the proposed rule but do not anticipate that, if adopted, it would materially impact the Bank.

Indemnification Payments. On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action initiated by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action initiated by the Finance Agency are only permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into on or prior to September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency.

Comments are due on the proposed rule by December 21, 2016. We are currently assessing the effect of the proposed rule on the Bank.

FHLBank New Business Activities. On August 23, 2016, the Finance Agency proposed a rule that, if adopted, would reduce the scope of new business activities (NBAs) for which a FHLBank must seek approval from the Finance Agency and would establish more certain timelines for Finance Agency review and approval of NBA notices. The proposed rule also would clarify the protocol for Finance Agency review of NBAs. Under the proposed rule, acceptance of new types of legally permissible collateral by the FHLBanks would not constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of the annual exam process.

On October 24, 2016, the FHLBanks provided comments to the proposed rule, which primarily related to certain procedures under the proposed rule. We do not anticipate that the proposed rule, if adopted, would materially impact the Bank.

Other Significant Developments

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs). On August 19, 2016, the Office of the Comptroller of the Currency (OCC) issued a proposed rule, which, if adopted, would require certain systemically important financial institutions (SIFI) regulated by the OCC to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the SIFI or an affiliate of the SIFI. Covered QFCs include derivatives, repurchase agreements (know as “repos”) and reserve repos, and securities lending and borrowing agreements. On May 3, 2016, the Federal Reserve Board (FRB) issued a substantively identical proposed rule with respect to QFCs entered into with globally systemically important banking organizations (GSIBs) and their affiliates that are subject to regulation in the U.S. Further, on October 26, 2016, the Federal Deposit Insurance Corporation (FDIC) issued a parallel proposed rule applicable to certain FDIC-supervised institutions.

The FHLBanks provided comments on the FRB proposed rule on August 5, 2016 and to the OCC proposed rule on October 18, 2016, which primarily seek clarification of an exemption and the recognition of a safe harbor. We do not anticipate that the proposed rule, if adopted, would materially impact the Bank.

European Union (EU) Market Abuse Regulation. The EU issued updated Market Abuse Regulations (MAR) that became effective July 3, 2016, and which contain rules on insider dealing, unlawful disclosure of inside information and market manipulation for debt and equity securities on European securities exchanges, which differ in certain respects from U.S. regulations. MAR applies to issuers with securities admitted to trading on EU exchanges, including EU exchanges on which FHLBank COs are listed. MAR contains an exemption to its requirements for certain public bodies and central banks of third countries. The OF and the FHLBanks are examining whether this exemption applies. If the exemption does not apply, we anticipate that the most significant impact of the MAR on us will be more stringent and detailed recordkeeping, creation of detailed lists on parties who have access to inside information, and notification requirements.

Financial Industry Regulatory Authority (FINRA) Rule 4210 establishing margin requirements on certain “to-be-announced” (TBA) transactions. On June 15, 2016, the SEC approved a proposed rule by FINRA to require the margining of certain TBA transactions. Specifically, the approved FINRA Rule 4210 will require FINRA members to collect from, but not post to, their customer’s maintenance margin (i.e. initial margin) and variation margin on transactions that are “Covered Agency Transactions,” subject to certain exemptions. A “Covered Agency Transaction” includes (certain terms are defined under FINRA rules):

•
TBA transactions inclusive of adjustable-rate mortgage transactions, and Specified Pool Transactions, for which the difference between the trade date and contractual settlement date is greater than one business day; and

•
Collateralized mortgage obligations issued in conformity with a program of an agency or a GSE for which the difference between the trade date and contractual settlement date is greater than three business days.

Covered Agency Transactions in multifamily housing securities are exempt from the margin requirements provided that certain requirements are met.

Under the rule, we are exempt from posting initial margin but would be required to post variation margin to their FINRA-member counterparty in connection with covered transactions, provided the Bank has more than $10 million in gross open positions with the counterparty. FINRA members will be required to comply with the new margin requirements beginning in December 2017.

We are currently assessing the financial and operational impacts of this rule on the Bank.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at September 30, 2016, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.9 billion, compared with $14.3 billion at December 31, 2015);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at September 30, 2016, fixed-rate callable debt not hedged by interest-rate swaps amounted to $175.0 million compared with $1.4 billion at December 31, 2015);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements, was $8.3 billion, or 30.4 percent of our total outstanding CO bonds at September 30, 2016, compared with $6.4 billion, or 25.2 percent of total outstanding CO bonds, at December 31, 2015;

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

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at September 30, 2016, and December 31, 2015.

Interest/Market-Rate Risk Metric	September 30, 2016	December 31, 2015	Target, Limit or Management Action Trigger at December 31, 2015
MVE	$3.4 billion	$3.4 billion	None
MVE/BVE	97%	97%	None
MVE/Par Stock	146%	143%	102% (management action trigger) and 100% or higher (limit)
Economic Capital Ratio	5.6%	5.8%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$127.7 million	$83.9 million	Maintain below $225.0 million (management action trigger) and $275.0 million (limit)
Duration of Equity	-2.54 years	+0.07 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(6.6)%	(5.4)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	-1.70 months	+0.05 months	None
MPF Portfolio VaR	$67.9 million	$66.6 million	Maintain below 25% of the VaR limit (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 130 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 135 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

Value at Risk. The table below presents the historical simulation VaR estimate as of September 30, 2016, and December 31, 2015, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	September 30, 2016		December 31, 2015
Confidence Level	% of MVE (2)	$ million	% of MVE (2)	$ million
50%	0.22%	$7.5	0.13%	$4.6
75%	0.69	23.8	0.43	14.7
95%	1.65	56.7	1.43	48.6
99%	3.70	127.7	2.46	83.9
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

	September 30, 2016
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,196	$3,220	$3,323	$3,447	$3,457	$3,362	$3,225
Percent change in MVE from base	(7.3)%	(6.6)%	(3.6)%	—%	0.3%	(2.5)%	(6.4)%
MVE/BVE	90.1%	90.8%	93.7%	97.2%	97.4%	94.8%	90.9%
MVE/Par Stock	135%	136%	140%	146%	146%	142%	136%
Duration of Equity	-0.22 years	-1.97 years	-4.17 years	-2.54 years	+1.59 years	+3.44 years	+4.63 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.4%	2.4%	2.7%	2.6%	2.3%	1.9%	1.3%
Net income percent change from base	(32.2)%	(32.2)%	(24.5)%	—%	18.9%	34.3%	47.1%
____________________________

(1)	Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for September 30, 2016, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2015 Annual Report.

Subsequent to the quarter covered by this report, we settled certain of our private-label MBS claims with certain defendants for an aggregate amount of $19.6 million, which amount is net of legal fees and expenses.

We continue our private-label MBS litigation against the following entities and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Credit Suisse (USA), Inc.; Impac Mortgage Holdings, Inc.; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; and UBS Americas Inc.

As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (filed with the SEC on May 6, 2016), on May 2, 2016, the First Circuit for the United States Court of Appeals (the First Circuit) ruled favorably on our appeal of the dismissal of our claims against Moody’s Investors Service, Inc. and Moody’s Corporation (together Moody’s). The First Circuit vacated the United States District Court for the District of Massachusetts (the District Court), which had ruled that federal law does not permit the transfer of cases from one federal court to another where the first court is found to lack personal jurisdiction. The First Circuit remanded the case to the District Court to determine whether transfer of our claims to the Southern District of New York would be in the interest of justice, and such determination is pending. On August 1, 2016, Moody's filed a petition for writ of certiorari to the Supreme Court of the United States (the Supreme Court), asking the Supreme Court to review the First Circuit’s decision. On October 11, 2016, the Supreme Court denied Moody’s petition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description
10.1	MPF Consolidated Interbank Agreement dated as of July 22, 2016
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 10, 2016	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 10, 2016	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer