Form 10-K
period 2016-12-31
Federal Home Loan Bank of Boston
filed 2017-03-24
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2017, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 24,591,597 outstanding shares of Class B stock.

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

We are exempt from ordinary federal, state, and local taxation except for local real estate tax. However, we are required to set aside funds at a 10 percent rate on our income for our Affordable Housing Program (AHP). For additional information, see — AHP Assessment. We also have voluntarily put in place certain subsidized advance and bond purchasing programs including our Jobs for New England (JNE) program and our Helping to House New England (HHNE) program. For additional information, see — Targeted Housing and Community Investment Programs.

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have adopted long-term strategic priorities in our strategic business plan, which are to:

•	position the Bank to compete effectively in the wholesale funding market and support members' and housing associates’ efforts to address the affordable housing and economic needs of their communities;

•	maintain an appropriate and efficient capital structure considering our risk profile through proactive capital stock management and dividend strategies;

•	advocate stakeholder interests in policy matters, and effectively monitor and respond to pending GSE reform and other legislative and regulatory initiatives;

•	acquire, develop and retain the talent required to meet our current and future needs;

•	leverage the advantages of a diverse and inclusive organization in all aspects of our organizational efforts; and

•	continue to evolve as a strong and agile organization that responds quickly and effectively to emerging risks and opportunities while upholding our commitment to efficient and effective operations.

We combine private capital and public sponsorship in a way that is intended to enable our members and housing associates to assure the flow of credit and other services for housing finance, community development, and economic growth. We serve the public through our members and housing associates by providing these institutions with a readily available, low-cost source of funds, called advances, as well as other products and services that are intended to support the availability of residential-mortgage and community-investment credit. In addition, we provide liquidity by enabling members to sell mortgage loans through a mortgage loan purchase program. Under this program, we offer participating financial institutions the opportunity to originate mortgage loans for sale to us or to designated third-party investors. Our primary sources of income come from interest on invested capital as well as the spread between interest-earning assets and interest-bearing liabilities. We are generally able to borrow funds at favorable rates due to our GSE status. Our debt is not backed by the U.S. government, but it does represent the joint and several obligation of the 11 Federal Home Loan Banks.

Our members and housing associates are comprised of institutions located throughout our district. Institutions eligible for membership include savings institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified community development financial institutions (CDFIs), and insurance companies that demonstrate that their home financing policy is consistent with the Bank's housing finance mission. We are also authorized to lend to housing associates such as state housing-finance agencies located in New England. Members are required to purchase and hold our capital stock as a condition of membership and for advances and certain other business activities transacted with us. Our capital stock is not publicly traded on any stock exchange. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the member's investment in or any dividend on our stock.

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

The FHFA has broad supervisory authority over the FHLBanks, including, but not limited to, the power to suspend or remove any entity-affiliated party (including any director, officer, or employee) of an FHLBank who violates certain laws or commits certain other acts; to issue and serve a notice of charges upon an FHLBank or any entity-affiliated party; to issue a cease and desist order, or a temporary cease and desist order; to stop or prevent any unsafe or unsound practice or violation of law, order, rule, regulation, or condition imposed in writing; to impose civil money penalties against an FHLBank or an entity-affiliated party; to require an FHLBank to maintain capital levels in excess of usual regulatory requirements; to require an FHLBank to take certain actions, or refrain from certain actions, under the prompt corrective action provisions that authorize or require the FHFA to take certain supervisory actions, including the appointment of a conservator or receiver for an FHLBank under certain conditions; and to require any one or more of the FHLBanks to repay the primary obligations of another FHLBank on outstanding consolidated obligations (COs).

The FHFA conducts an annual on-site examination and other periodic reviews of our operations to assess our safety and soundness as well as our compliance with statutory and regulatory requirements. In addition, we are required to submit information on our financial condition and results of operations each month to the FHFA, and we are required to report other supplemental information to FHFA on a quarterly basis. We are generally prohibited by FHFA regulations from disclosing the results of the FHFA's examinations and reviews. However, we do consider the information we gather from these processes in setting our business objectives and conducting our operations. Information from those examinations and reviews could become publicly available either through the FHFA or through the FHFA's Office of Inspector General, which can sometimes occur via their reports to Congress.

Additionally, we are subject to annual stress testing by the FHFA. The results of our most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbboston.com, on November 17, 2016. We expect to publish the results of our 2017 annual severely adverse economic conditions stress test to our public website between November 15 and 30.

Office of Finance

The Federal Home Loan Banks' Office of Finance (the Office of Finance) facilitates the issuing and servicing of FHLBank debt in the form of COs. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with credit and market data and maintains the FHLBanks' joint relationships with credit-rating agencies. The Office of Finance publishes annual and quarterly combined financial reports on the financial condition and performance of the FHLBanks and also publishes certain data concerning debt issues and issuance. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of the FHLBank presidents and five independent directors.

Available Information

Our website provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) website, as maintained by the Securities and Exchange Commission (the SEC), containing all reports electronically filed, or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge through our website as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports and other information regarding our electronic filings (located at http://www.sec.gov). The Bank's and the SEC's website addresses have been included as inactive textual references only. Information on those websites is not part of this report.

Employees

As of February 28, 2017, we had 201 full-time employees and one part-time employee.

Membership

The following table summarizes our membership, by type of institution, as of December 31, 2016, 2015, and 2014.

Membership Summary
Number of Members by Institution Type
	December 31,
	2016	2015	2014
Commercial banks	52	52	55
Credit unions	159	159	159
Insurance companies	46	41	32
Savings institutions	186	190	199
Community development financial institutions (CDFI), non-depository institutions	4	4	4
Total members	447	446	449

As of December 31, 2016, 2015, and 2014, 70.5 percent, 72.0 percent, and 69.9 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and large credit unions in our district that are eligible to become members. We do not anticipate that a substantial number of additional FDIC-insured institutions will become members. There are a number of other institutions that are eligible for membership, such as insurance companies, smaller credit unions, and CDFIs, which could become members in the future. We note that, for a variety of reasons including merger of members, we could experience a contraction in our membership that could lower overall demand for our products and services.

Economic Conditions

While our membership is limited to institutions with their principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2016 and are expected to impact us in 2017, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

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

We price advances based on the estimated marginal cost of funding with a similar maturity profile, as well as market rates for comparable funding alternatives. In accordance with the FHLBank Act and FHFA regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we are permitted to price our products on a differential basis, which can be based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members.

Our major competitors are other sources of liquidity, including deposits, investment banks, commercial banks, brokered deposits, and, in certain instances, other FHLBanks.

We had 315 members, five housing associates, and three nonmember institutions with advances outstanding as of December 31, 2016. For information on competition and trends in demand for advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

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

In addition to making advances to members, we are permitted under the FHLBank Act to make advances to housing associates that are approved mortgagees under Title II of the National Housing Act. Housing associates must be chartered under law and have succession, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital stock investment requirements, however, they are subject to the same underwriting standards as members, but are more limited in the forms of collateral that they may pledge to secure advances.

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

Targeted Housing and Community Investment Programs. We offer several solutions that are targeted to meet the affordable housing or economic development needs of communities that our members serve. These programs include the AHP, the Equity Builder Program (EBP), Community Development Advances (CDAs), the New England Fund (NEF), JNE, and HHNE.

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

CDAs are discounted advances offered at interest rates that are lower than our regular advances programs for the purpose of helping our members fund community development efforts, such as supporting the growth of small businesses, and the development or renovation of roads and schools and expanding affordable housing for individuals with incomes at or below defined percentages of area median income.

NEF advances are targeted to support housing and community development initiatives that benefit moderate-income households and neighborhoods.

JNE provides advances to support small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. Examples of those activities include using funds to support the working capital, expansion, or financing needs of small businesses. The JNE program provides subsidies that are used to write down interest rates to zero percent on eligible advances that finance qualifying loans to small businesses. For the year ended December 31, 2016, the subsidy expense for this program amounted to $5.0 million. We plan to provide interest rate subsidies of up to $5 million per year in 2017 and 2018.

HHNE provides the six New England housing finance agencies (HFAs) with subsidized funding for targeted initiatives serving individuals and families who qualify for loans under such agencies' income guidelines. HHNE program subsidies are used either to write down interest rates to zero percent on eligible advances or purchase bonds from the New England HFAs at deeply discounted yields for the purpose of expanding affordable rental and homeownership initiatives. Examples of uses include, but are not limited to, short-term construction lending, workforce housing, deferred loan programs for homeownership, multifamily loan refinance, and rental housing expansion, particularly in areas with job growth that exceeds the supply of rental units. For the year ended December 31, 2016, the subsidy expense for this program amounted to $4.0 million committed to zero interest-rate advances, while $1.0 million of subsidy was committed to a below-market yielding bond issued by an HFA that will effectively be realized by the below-market yield over the life of the bond. We plan to provide interest rate subsidies of up to $5 million per year in 2017 and 2018.

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, we maintain a portfolio of short-term investments issued by highly-rated institutions, including federal funds and securities purchased under agreements to resell (secured by U.S. Department of the Treasury (U.S. Treasury) securities, or Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities).

We also leverage our capital to enhance our income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio. This portfolio includes debentures issued or guaranteed by U.S. government agencies and instrumentalities, as well as supranational institutions, mortgage-backed securities (MBS) that are issued by GSE mortgage agencies or by other private-sector entities, and asset-backed securities (ABS) that are issued by other private-sector entities. All securities must be rated in at least the third highest rating category from a nationally-recognized statistical rating organization (NRSRO) as of the date of purchase. Our ABS holdings are further limited to securities backed by loans secured by real estate. We also purchase securities issued by state or local HFAs that are rated in at least the second-highest rating category from an NRSRO as of the date of purchase. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money markets. For a discussion of developments and factors that have impacted and could continue to impact the profitability of our investments, particularly our long-term investment portfolio, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2016, and 2015, our MBS, ABS, and SBA holdings represented 224 percent and 242 percent of capital, respectively.

We conduct our investment activities so as to strive to comply with the FHFA’s core mission achievement advisory bulletin, which establishes a ratio by which the FHFA will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and acquired member assets (mortgage loans acquired from members), to consolidated obligations. The core mission asset ratio is calculated using annual average par values.

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

Our primary core mission achievement ratio for the year ended December 31, 2016, was 72.6 percent.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions". MPF loans are either conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) or government mortgage fixed-rate loans that are insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans (government mortgage loans). For information on trends in the growth of the program in 2016, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We have offered our members MPF Original, MPF 125, MPF Plus, MPF 35, MPF Government, MPF Direct, MPF Government MBS and MPF Xtra, each being closed-loan products in which we (or a third party investor in the case of MPF Xtra, MPF Direct, or MPF Government MBS) invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit enhancement and the types of credit-enhancement fees (performance-based, fixed amount, or none). In the case of MPF Xtra, MPF Direct and MPF Government MBS each product facilitates the investment in MPF loans by third party investors for which we are paid fees and under which the related credit and market risks are transferred to the investors. There are no first loss account, credit enhancement, or credit-enhancement fees for MPF Xtra, MPF Direct, and MPF Government MBS because the credit risk for such loans is transferred to the third-party investors. See the MPF Product Comparison Chart below that compares the principal characteristics of these different MPF loan products.

The participating financial institution performs all of the traditional retail loan origination functions under all of these MPF loan products. We continue to offer MPF Original, MPF 35, MPF Government, MPF Direct, MPF Government MBS, and MPF Xtra. We do not currently offer our members new master commitments under either MPF 125 or MPF Plus.

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

The MPF Provider publishes and maintains:

•	the MPF Program Guide;

•	a Selling Guide for the MPF Direct product; and

•
a Selling Guide and a Servicing Guide for each of the remaining MPF products we have offered (collectively, the MPF guides), which together detail the requirements participating financial institutions must follow in originating, underwriting, selling and servicing MPF loans.

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

MPF Products

The following table provides a comparison of the MPF products as of December 31, 2016.

MPF Product Comparison Chart

Product Name	Bank's First Loss Account Size	Participating Financial Institution Credit-Enhancement Description	Credit-Enhancement Fee Paid to the Member	Credit-Enhancement Fee Offset(1)	Servicing Fee to Servicer
MPF Original	3 to 6 basis points added each year	Equivalent to double-A(2)	7 to 10 basis points per year paid monthly	No	25 basis points per year
MPF Government	N/A	N/A(3)	N/A(3)	N/A	44 basis points per year(4)
MPF 125 (5)	100 basis points fixed based on the size of loan pool at closing	After first loss account, up to double-A	7 to 10 basis points per year paid monthly; performance- based	Yes	25 basis points per year
MPF Plus (6)	An agreed upon amount no less than expected losses	0 to 20 basis points, after first loss account and supplemental mortgage insurance, up to double-A	7 basis points per year fixed plus 6 to 7 basis points per year performance- based (delayed for 1 year), all fees paid monthly	Yes	25 basis points per year
MPF 35	35 basis points of the aggregate principal balance of the MPF loans funded under the master commitment	After first loss account, up to double-A, minimum equal to 25 basis points	7 basis points per year fixed plus 6 to 7 basis points per year performance- based (delayed for 1 year), all fees paid monthly	Yes	25 basis points per year
MPF Direct	N/A	N/A	None	N/A	N/A
MPF Government MBS	N/A	N/A Unreimbursed servicing expenses	None	N/A	19 to 56.5 basis points per year based on coupon rate
MPF Xtra	N/A	N/A	None	N/A	25 basis points per year
_______________________

(1)	Future payouts of performance-based credit-enhancement fees are reduced when losses are allocated to the first loss account.

(2)
As of December 31, 2016, conventional mortgage loans were required to be credit enhanced so that the risk of loss was limited to the losses equivalent to an investor in a double-A rated MBS at the time of purchase. The FHFA final rule on acquired member assets (AMA) went into effect on January 18, 2017, allowing each FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization ratings model. Upon effectiveness of the final AMA rule, we determined that assets delivered to us must be credit enhanced at our determined “AMA investment grade” of a double-A rated MBS. As of the date of this filing, we determined that assets delivered to us must be credit enhanced at our revised determination of “AMA investment grade” of a single-A-minus rated MBS. For information on the FHFA final AMA rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

(3)	For government loans, participating financial institutions provide the required credit enhancement by delivering loans that are guaranteed or insured by a department or agency of the U.S. government.

(4)
For master commitments issued prior to February 2, 2007, the participating financial institution is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitment, which is in addition to the customary 0.44 percent (44 basis points) per annum servicing fee that continues to apply for master commitments issued after February 2, 2007, and that is retained by the participating financial institution, paid on a monthly basis based on the outstanding aggregate principal balance of the MPF Government loans.

(5)	We do not currently offer new master commitments to our members under MPF 125.

(6)	We do not offer new master commitments to our members under MPF Plus at this time.

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

MPF Original. The first loss account starts out at zero on the day the first MPF loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.03 percent to 0.06 percent (three to six basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitment. The first loss account is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the first loss account and be charged in part to the participating financial institution's credit enhancement.

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

•
Credit losses are allocated second to the participating financial institution under its credit-enhancement obligation for losses for each master commitment in excess of the first loss account, if any, up to the amount of the credit enhancement. The credit enhancement may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of the participating financial institution to provide supplemental mortgage guaranty insurance, or a combination of both.

•	Third, any remaining unallocated losses are absorbed by us.

We may invest in participation interests in MPF loans together with other MPF Banks. For participation interests, MPF loan losses (other than those allocable to the participating financial institution) are allocated among us and the participating MPF Bank(s) pro rata based upon the respective participation interests in the related master commitment.

Other Banking Activities. We engage in other banking activities including, among others:

•
offering standby letters of credit, which are financial instruments we issue for a fee under which we agree to honor payment demands made by a beneficiary in the event the primary obligor cannot fulfill its obligations; and

•	acting as a correspondent for deposit, funds transfer, and safekeeping services for which we earn a fee.

Consolidated Obligations

We fund our activities principally through the sale of debt securities known as consolidated obligations, and referred to herein as COs. Our ability to access the money and capital markets through the sale of COs using a variety of debt structures and maturities has historically allowed us to manage our balance sheet effectively and efficiently. The FHLBanks are among the world's most active issuers of debt, issuing on a near-daily basis, including sometimes multiple issuances in a single day. The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs for funds raised through the issuance of unsecured debt in the agency debt market.

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of a single FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 28, 2017, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

CO Bonds. CO bonds may have original maturities of up to 30 years (although there is no statutory or regulatory limit on maturities) and are generally issued to raise intermediate and long-term funds. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which we can redeem bonds prior to maturity.

CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including the London Interbank Offered Rate (LIBOR), the Federal Funds (Effective) rate (in the aggregate, the FHLBanks may comprise a significant percentage of the federal funds sold market from time to time however, each FHLBank, including the Bank, manages its investment portfolio separately), and others. Some CO bonds may contain different coupon characteristics at different points in time.

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

The Office of Finance has established an allocation methodology for the proceeds from the issuance of COs if COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital, with FHLBanks with greater total regulatory capital in absolute terms receiving greater allocations of issuance proceeds. The Office of Finance will use this method in such periods unless it determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in our ability to access the capital markets, market conditions or this allocation could adversely impact our ability to finance our operations, financial condition, and results of operations.

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

Negative Pledge Requirement. FHFA regulations require that each FHLBank maintain the following types of assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank's participation in the total COs outstanding:

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

The following table illustrates our compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations by Carrying Value
(dollars in thousands)
	December 31,
	2016	2015

Cash and due from banks	$520,031	$254,218
Advances	39,099,339	36,076,167
Investments (1)	18,031,331	18,019,181
Mortgage loans, net	3,693,894	3,581,788
Accrued interest receivable	84,653	84,442
Less: pledged assets	(322,031)	(396,439)
Total non-pledged assets	$61,107,217	$57,619,357
Total consolidated obligations	$57,225,398	$53,906,374
Ratio of non-pledged assets to consolidated obligations	1.07	1.07
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

Joint and Several Liability. Although each FHLBank is primarily liable for the portion of COs corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all COs. Under FHFA regulations, if the principal or interest on any CO issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank primarily responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of such FHLBank. The FHFA, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

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
Capital Resources

As a cooperative, we are owned by our member institutions, which are required to purchase shares of our capital stock as a condition of membership in us and to support the capital requirements for certain credit products that we provide. All issuances and repurchases/redemptions of our capital stock are effected at a par value of $100 per share. We currently issue one class of stock, Class B, which shareholders may redeem five years after providing a written redemption request. Our equity capital also includes retained earnings.

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement. Any stock held by a member in excess of its TSIR is referred to as excess stock. At December 31, 2016, members and nonmembers with capital stock outstanding held excess capital stock totaling $78.3 million, representing approximately 3.2 percent of total capital stock outstanding.

Membership Stock-Investment Requirement (MSIR). The MSIR is equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $25.0 million.

Activity-Based Stock-Investment Requirement (ABSIR). Certain activity with us has an associated ABSIR. For example, advances have an ABSIR that varies by term with longer terms typically requiring a higher ABSIR.

Redemption of Excess Stock. Members may submit a written request for redemption of excess stock. The stock subject to the request will be redeemed at par value by us upon expiration of the stock-redemption period, which is five years for Class B stock, provided that the stock is not required to support the member's TSIR. The stock-redemption period also applies (with certain exceptions) to stock held by a member that (1) gives notice of intent to withdraw from membership or (2) becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At the end of the stock-redemption period, we must comply with the redemption request unless doing so would cause us to fail to comply with our minimum regulatory capital requirements, cause the member to fail to comply with its TSIR, or violate any other applicable limitation or prohibition.

Repurchase of Excess Stock. Our capital plan provides us with the authority and discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. On July 24, 2015, our board of directors authorized management to implement an excess stock management program, under which we are authorized to repurchase excess stock to maintain excess stock within a targeted range between zero and $200 million. We expect to execute repurchases under the program from time to time to stay within this targeted excess stock range and to ensure a fair distribution of ownership consistent with shareholders’ total stock investment requirements in 2017. In addition, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our capital plan. During the year ended December 31, 2016, we repurchased $390.1 million of excess capital stock, of which $9.3 million was mandatorily redeemable capital stock.

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

•
If, during the period between receipt of a stock-redemption notification from a member and the actual redemption, we become insolvent and are either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established either through the market-liquidation process or through negotiation with a merger partner. In either case, all senior claims must first be settled, and there are no claims which are subordinated to the rights of FHLBank stockholders.

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

As of December 31, 2016, our retained earnings totaled $1.2 billion. Of that amount, $229.3 million is in a restricted retained earnings account and is not available to pay dividends, as discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. We are required to allocate 20 percent of net income to this restricted retained earnings account in accordance with our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks.
Dividends. We may pay dividends from current net earnings or unrestricted retained earnings, subject to certain limitations and conditions. For additional information see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Interest-Rate-Exchange Agreements

In general, we use interest-rate-exchange agreements (derivatives) in three ways: 1) as a fair-value hedge of a hedged financial instrument or a firm commitment, 2) a cash-flow hedge of a hedged financial instrument or a forecasted transaction, or 3) as economic hedges in asset-liability management that are not designated as hedges. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, we also use derivatives to manage embedded options in assets and liabilities and to hedge the market value of existing assets, liabilities, and anticipated transactions. We may also enter into derivatives concurrently with the issuance of COs to reduce funding costs. We enter into derivatives directly with principal counterparties and also enter into centrally-cleared derivatives where our counterparty is a derivatives clearing organization (DCO). FHFA regulations require the documentation of nonspeculative use of these instruments and the establishment of limits to credit risk arising from these instruments.

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. For the year ended December 31, 2016, our AHP assessment was $19.4 million.

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

•	Operational risk, the risk of unexpected loss resulting from ineffective people, processes or systems, whether emanating internally or externally; and

•	Reputation risk, the risk to earnings or capital arising from negative public opinion, which can affect our ability to establish new business relationships or maintain existing business relationships.

Credit, market, liquidity, and leverage risks are discussed in greater detail throughout Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A — Quantitative and Qualitative Disclosures About Market Risk. Business, operational, and reputation risks are discussed in greater detail below.

The board of directors provides risk oversight through the review and approval of our risk-management policy. The board of directors also evaluates and approves risk tolerances and risk limits. The board of directors' Risk Committee provides additional oversight for market risk, credit risk, and operational risk. The board of directors also reviews the results of an annual risk assessment that we perform for our major business processes.

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

Operational Risk

We are subject to operational risk which includes, but is not limited to, the risk of unexpected loss resulting from human error, fraud, vendor or third-party failure, unenforceability of legal contracts, or deficiencies in internal controls or information systems.

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

Operational risk includes risk arising from breaches of our cybersecurity or other cyber incidents that could result in a failure or interruption of our information technology or other technology. We have not experienced a disruption in our information systems or other technology that has had a material adverse impact on us. However, we rely heavily on our information systems and other technology to conduct and manage our business and failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. We take several steps to protect our information systems and technology, including operational redundancy and supplier diversity, monitored physical and logical security controls to protect our information systems and data, mandatory staff training on cyber risks, and third party facilitated penetration testing.

Additionally, most of our information systems have either been placed with infrastructure-as-a-service (IaaS) providers or have been co-located with a third-party service provider. Both types of environments are designed to host information systems with specialized environmental controls, certain power, heating and cooling system redundancies, 24-hour onsite staffing, and physical security. We rely on these service providers to continue to provide secure locations and stable operating environments for the systems deployed there. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. We take several steps to mitigate the risks of our reliance on these third-party service providers, including physical and/or monitored logical security controls to protect our information systems and hosted data along with maintaining redundancy of systems at alternate locations for disaster-recovery and business continuity. Additionally, we review the providers' controls report annually and monitor and meet with providers on a regular basis. We maintain disaster-recovery sites intended to provide continuity of operations in the event that our primary information systems become unavailable, but there can be no complete assurance that those disaster-recovery sites will work as intended in the event of an actual disruption or failure. Moreover, certain of our application vendors host their applications in either a software-as-a-service framework or a hosted service model, either on their own hardware or with a third-party. We have executed contracts with these providers stipulating standards for control intended to mitigate our risks based on loss of access or security breaches. Additionally, we actively manage these service providers through our vendor management program.

Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We take several steps to protect such data, including information technology and security, general computing controls governing access to programs and data, along with physical and logical security. Additionally, we review related third-party service organizations' control reports annually. Despite these steps, this information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

We are implementing a multi-year strategy to modernize most of our mission critical applications and supporting infrastructure.  The pace of change in our information technology increases the risk of failures or interruptions of information systems or other technology, which could have a material adverse impact on our financial condition and results of operations.  We have taken steps to mitigate the risks arising from the pace of change by strictly adhering to our information technology-related policies, guidelines, procedures and industry best practices and engaging third party experts to guide and advise on the strategy as a whole and on particular components, and we intend to follow these practices during the remainder of the implementation of this program. Furthermore, our senior management approves and provides oversight of all major information technology-related investments.

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

Insurance Coverage. We have insurance coverage for employee fraud, forgery, alteration, and embezzlement, computer systems fraud, as well as director and officer liability protection for, among other things, breach of duty, negligence, and acts of omission. Additionally, insurance coverage is currently in place for commercial property and general liability, bankers professional liability, employment practices liability, cyber liability, and fiduciary liability. We maintain additional insurance protection as deemed appropriate, which covers liability arising from automobiles, and business-travel accidents. We use the services of an insurance consultant who periodically conducts a review of our insurance coverage levels.

Reputation Risk

We take several steps to manage reputation risk. We have established a code of ethics and business conduct and operational risk-management procedures intended to ensure ethical behavior among our staff and directors and require all employees to annually certify compliance with our code of ethics. We work to ensure that all communications are presented accurately, consistently, and in a timely way to multiple audiences and stakeholders. In particular, we regularly conduct outreach efforts with our membership and with housing and economic-development advocacy organizations throughout our district. We also maintain relationships with government officials at the federal, state, and municipal levels; key media outlets; nonprofit housing and community-development organizations; and regional and national trade and business associations to foster awareness of our mission, activities, and value to members. We work with the Council of Federal Home Loan Banks and the Office of Finance to coordinate communications on a broader scale.

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

At December 31, 2016, our five largest stock-holding members held 32.3 percent of our stock and our largest stock-holding member had affiliates with memberships in other FHLBanks, allowing their affiliates the flexibility of borrowing from other FHLBanks. The loss of significant members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

Also, consolidations within the financial services industry could reduce the number of current and potential members in our district. Industry consolidation could also cause us to lose members whose business and ownership of our stock are so substantial that their loss could threaten our viability. In turn, we might be forced to consider strategic alternatives, which could include a merger with another FHLBank.

A decrease in demand for our products and services due to the loss of significant members could adversely impact our results of operations and financial condition.

We are subject to a complex body of laws and regulations, which could change in a manner detrimental to our business operations and/or financial condition.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and by regulations promulgated, adopted, and applied by the FHFA, an independent agency in the executive branch of the federal government that regulates the FHLBanks, Fannie Mae, and Freddie Mac. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (1) the rights and obligations of the FHLBanks and (2) the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the FHFA or other financial services regulators could adversely impact our ability to conduct business or the cost of doing business.

For example, we note that, from time to time, the executive branch, Congress, and various independent federal agencies have advanced plans to reform the federal support of U.S. housing finance, specifically targeting Fannie Mae and Freddie Mac. If implemented, these plans are likely to also directly and indirectly impact other GSEs that support the U.S. housing market, including the FHLBanks. Any such reforms that are implemented could adversely impact the profitability of the FHLBanks or limit future growth opportunities. In addition, we cannot predict what actions the Trump administration will take and how or whether any such actions will affect the FHLBanks, our ability to conduct business, the cost of doing business, or our profitability.

We cannot predict what regulations will be issued or revised or what legislation will be enacted or repealed, and we cannot predict the effect of any such regulations or legislation on our business operations and/or financial condition. Changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, limitations on advances made to our members, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, all and any of which could adversely impact our financial condition and results of operations.

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

From December 8, 2008, until January 1, 2015, we maintained a general moratorium on shareholder-initiated excess stock repurchases although we completed several Bank-initiated partial repurchases of excess stock during the latter part of that period. We have since rescinded the moratorium, however, that period of constrained excess stock repurchases and the potential for another such period could provide an incentive for members to limit certain of their business with us to avoid associated stock purchase requirements and a disincentive to prospective members from becoming members, either of which could adversely impact our business operations and financial condition.

An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, and/or adversely impact demand for certain of our products.

Certain NRSROs have indicated that the credit ratings of the FHLBanks are constrained by the credit ratings of the U.S. federal government. Accordingly, a downgrade of the U.S. federal government's credit rating by an NRSRO is likely to be followed by a similar downgrade of the FHLBanks. Downgrades of the U.S. federal government's credit rating (and, in turn, the FHLBanks' credit rating) are possible, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or access to the capital markets. Further, member and housing associate demand for certain of our products, such as letters of credit and standby bond purchase agreements, is influenced by our credit ratings and downgrade of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

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

The housing GSEs Fannie Mae, Freddie Mac, and the FHLBanks issue highly rated agency debt to fund their operations. From time to time negative announcements by any of the housing GSEs concerning topics such as accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk.

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

We are required to satisfy certain minimum regulatory capital requirements, including risk-based capital requirements and certain regulatory capital and leverage ratios, and are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), as described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. Any failure to satisfy these requirements would result in our becoming subject to certain capital restoration requirements and being prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA.

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2016. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our cash outflows under two different scenarios, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this additional requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternate investment options and could, in turn, adversely impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted. Moreover, any changes in regulatory liquidity requirements could adversely affect our financial condition and results of operations.

MARKET AND LIQUIDITY RISKS

Prolonged, low interest rates could adversely impact our financial condition and results of operations.

Like many financial institutions, we realize a significant portion of our income from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. A very low interest-rate environment could adversely impact us in various ways, including lower market yields on investments and faster prepayments on our investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized.

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

Our primary source of funds is the issuance of COs in the capital markets. Our ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets at that time, which are beyond our control. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue our operations would be adversely impacted, which would thereby adversely impact our financial condition and results of operations.

CREDIT RISKS

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Many of these investments have sustained and may sustain further credit losses under current modeling assumptions, and have been downgraded by various NRSROs. As described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. The assumptions we made for our other-than-temporary-impairment assessments of our private-label MBS resulted in projected future credit losses, thereby causing other-than-temporary-impairment losses from certain of these securities. We incurred credit losses of $3.3 million for private-label MBS that we determined were other-than-temporarily impaired for the year ended December 31, 2016. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, we may use even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities in future other-than-temporary impairment assessments.

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

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to retain such personnel is important for us to conduct our operations and measure and maintain risk and financial controls. Our ability to retain key personnel could be challenged as the U.S. employment market improves, particularly in the Boston area.

We rely heavily upon information systems and other technology and any disruption or failure of such information systems or other technology could adversely impact our reputation, financial condition, and results of operations.

We rely heavily on our information systems and other technology to conduct and manage our business. We take steps to mitigate the risks of such reliance, as discussed under Item 1 — Business — Risk Management — Operational Risk, however failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. Additionally, most of our information systems have been co-located with a third-party service provider, or are hosted with IaaS providers, on which we are reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider, or IaaS providers, could result in failures or interruptions in our ability to conduct business. Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. This information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

We are implementing a multi-year strategy to modernize most of our mission critical applications and supporting infrastructure.  The increased pace of change to our information technology environment can elevate the risk of failures or interruptions of information systems or other technology, which could have a material adverse impact on our financial condition and results of operations.

We rely on third parties for certain important services and could be adversely impacted by disruptions in those services.

For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 6.0 percent of our total assets as of December 31, 2016, and 16.9 percent of interest income for the year ended December 31, 2016. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment business could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

For example, we use models to assist in our determination of the fair values of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and changes in their underlying assumptions are based on our best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions could have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to periodic validation by our staff and by independent parties, rapid changes in market conditions in the interim could impact our financial position. The use of different models and assumptions, as well as changes in market conditions, could significantly impact our financial condition and results of operations.

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

ITEM 3. LEGAL PROCEEDINGS

Private-label MBS Complaint

On April 20, 2011, we filed a complaint (the original complaint) in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County (the Massachusetts Superior Court), against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label MBS issued by 115 securitization trusts for which we originally paid approximately $5.8 billion. Since the original complaint was filed, the defendants filed certain notices of removal to remove the case to the United States District Court for the District of Massachusetts (the Massachusetts District Court). On March 9, 2012, our motion to remand the matter to the Massachusetts Superior Court was denied.

On June 29, 2012, we filed an amended complaint (the amended complaint) in the Massachusetts District Court against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label MBS issued by 111 securitization trusts for which we originally paid approximately $5.7 billion. The amended complaint asserts, as the original complaint had asserted, claims based on untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations and omissions, negligent misrepresentation, unfair or deceptive trade practices, fraud by the rating agencies, and controlling person liability. We are seeking various forms of relief including rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date), and recovery of reasonable attorneys' fees and costs of suit.

On September 30, 2013, the Massachusetts District Court issued orders granting and denying motions to dismiss filed by the defendants. More specifically, the court:

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

On January 28, 2014, Moody's Investors Service, Inc., Moody's Corporation (together Moody's), McGraw Hill Financial, Inc. and Standard & Poor's Financial Services LLC (the credit rating agency defendants) filed renewed motions for reconsideration of their previously denied motions to dismiss the claims against these defendants based on lack of jurisdiction or, alternatively, for leave to make an immediate appeal. We simultaneously filed a separate motion to sever and transfer the claims against the credit rating agency defendants to the U.S. District Court for the Southern District of New York (S.D.N.Y.).

On September 30, 2014, the Massachusetts District Court dismissed our claims against the credit rating agency defendants, holding that it lacked personal jurisdiction over our claims against the credit rating agency defendants and declined to grant our motion to transfer those claims to another federal district court that does have personal jurisdiction. The court certified the ruling for immediate appeal. To preserve our rights with respect to a permissive appeal, on October 10, 2014, we sought permission from the United States Court of Appeals for the First Circuit (the First Circuit) to appeal. Later that same month, we filed a notice of appeal to preserve our right to appeal under a separate grant of appellate jurisdiction.

On October 14, 2014, we also entered into tolling agreements with the credit rating agency defendants regarding the claims we had asserted against them in the Massachusetts District Court.

On May 2, 2016, the First Circuit ruled favorably on our appeal of the dismissal of our claims against Moody’s. The First Circuit vacated the Massachusetts District Court's ruling that federal law does not permit the transfer of cases from one federal court to another where the first court is found to lack personal jurisdiction. The First Circuit remanded the case to the Massachusetts District Court to determine whether transfer of our claims to the S.D.N.Y. would be in the interest of justice. On August 1, 2016, Moody's filed a petition for writ of certiorari to the Supreme Court of the United States (the Supreme Court), asking the Supreme Court to review the First Circuit’s decision. On October 11, 2016, the Supreme Court denied Moody’s petition. Then on January 6, 2017, the Massachusetts District Court ruled that transfer of our claims against Moody’s to the S.D.N.Y. would be in the interests of justice and ordered that those claims be severed and transferred.

In addition to our claims against Moody’s, we continue to pursue claims in this litigation against the following and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Credit Suisse (USA), Inc.; Impac Mortgage Holdings, Inc.; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; and UBS Americas Inc. (collectively the securities defendants).

On February 3, 2017, we, along with the securities defendants, filed a joint motion for remand of our remaining claims against the securities defendants to the Massachusetts Superior Court in light of the U.S. Supreme Court’s January 18, 2017, decision in Lightfoot v. Cendant Mortgage Corp. On February 7, 2017, the joint motion to remand was granted.

Over the past five years, we have agreed with certain defendants in our private-label MBS litigation to settle our claims against them for an aggregate amount of $301.7 million (which amount is net of legal fees and expenses). Of that amount, $39.2 million represents settlements during the year ended December 31, 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2017, 446 members and five nonmembers held a total of 24.6 million shares of our Class B stock. Our capital plan provides us with the authority to issue Class A capital stock, $100 par value per share (Class A stock). However, we have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2016, 2015, and 2014 as set forth in the below table. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.
Quarterly Dividends Declared (dollars in thousands)

	2016			2015			2014
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$2,265,359	$19,529	3.42%	$2,390,541	$10,484	1.74%	$2,466,229	$9,262	1.49%
June 30	2,343,265	21,148	3.63	2,425,312	10,525	1.76	2,544,005	9,347	1.49
September 30	2,377,314	21,574	3.65	2,461,879	20,132	3.28	2,504,180	9,240	1.48
December 31	2,388,743	22,818	3.80	2,507,938	20,987	3.32	2,415,369	9,071	1.49
_________________________

(1)	Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)	The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 16, 2017, our board of directors declared a cash dividend that was equivalent to an annual yield of 3.94 percent, the approximate daily average three-month LIBOR for the fourth quarter of 2016 plus 300 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2016 totaled $23.6 million and was paid on March 2, 2017. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2017, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2016, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2017.

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

We maintain a policy providing that if our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our net income for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2016, compared with $1.2 billion in retained earnings at December 31, 2016.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2016, we had excess stock outstanding totaling $78.3 million or 0.1 percent of our total assets.

Should we determine to issue Class A stock, dividends declared on Class A stock may differ from dividends declared on Class B stock but may not exceed dividends declared on Class B stock.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $3.0 billion at December 31, 2016. Our permanent capital level was $3.7 billion at December 31, 2016, so we were in excess of this requirement by $692.2 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account. The Joint Capital Agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. As of December 31, 2016, $229.3 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $551.3 million at that date. For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2016, 2015, and 2014, and the selected statement of condition data as of December 31, 2016 and 2015, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2013 and 2012, and the selected statement of condition data as of December 31, 2014, 2013, and 2012, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)
	December 31,
	2016	2015	2014	2013	2012
Statement of Condition
Total assets	$61,545,586	$58,108,801	$55,106,677	$44,638,076	$40,209,017
Investments(1)	18,031,331	18,019,181	16,879,299	12,981,340	15,554,057
Advances	39,099,339	36,076,167	33,482,074	27,516,678	20,789,704
Mortgage loans held for portfolio, net(2)	3,693,894	3,581,788	3,483,948	3,368,476	3,478,896
Deposits and other borrowings	482,163	482,602	369,331	517,565	594,968
Consolidated obligations:
Bonds	27,171,434	25,433,409	25,505,774	23,465,906	26,119,848
Discount notes	30,053,964	28,479,097	25,309,608	16,060,781	8,639,048
Total consolidated obligations	57,225,398	53,912,506	50,815,382	39,526,687	34,758,896
Mandatorily redeemable capital stock	32,687	41,989	298,599	977,348	215,863
Class B capital stock outstanding-putable(3)	2,411,306	2,336,662	2,413,114	2,530,471	3,455,165
Unrestricted retained earnings	987,711	934,214	764,888	681,978	523,203
Restricted retained earnings	229,275	194,634	136,770	106,812	64,351
Total retained earnings	1,216,986	1,128,848	901,658	788,790	587,554
Accumulated other comprehensive loss	(383,514)	(442,597)	(436,986)	(481,516)	(476,620)
Total capital	3,244,778	3,022,913	2,877,786	2,837,745	3,566,099
Results of Operations
Net interest income	$251,749	$225,697	$213,292	$255,855	$312,448
(Reduction of) provision for credit losses	(277)	(330)	61	(1,954)	(3,127)
Net impairment losses on held-to-maturity securities recognized in earnings	(3,310)	(4,059)	(1,579)	(2,566)	(7,173)
Litigation settlements	39,211	184,879	22,000	53,305	2,317
Other losses, net	(6,577)	(8,819)	(586)	(7,295)	(17,252)
Other expense	88,746	76,382	65,655	64,717	63,283
AHP assessments	19,397	32,328	17,623	24,229	23,122
Net income	$173,207	$289,318	$149,788	$212,307	$207,062
Other Information
Dividends declared	$85,069	$62,128	$36,920	$11,071	$17,605
Dividend payout ratio	49.11%	21.47%	24.65%	5.21%	8.50%
Weighted-average dividend rate(4)	3.63	2.54	1.49	0.38	0.50
Return on average equity(5)	5.49	9.54	5.24	7.40	6.03
Return on average assets	0.29	0.52	0.29	0.54	0.45
Net interest margin(6)	0.43	0.41	0.41	0.65	0.68
Average equity to average assets	5.35	5.45	5.50	7.26	7.39
Total regulatory capital ratio(7)	5.95	6.04	6.56	9.63	10.59
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $650,000, $1.0 million, $2.0 million, $2.2 million, and $4.4 million as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends. See Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information.

(5)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(6)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(7)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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

•
issues and events across the FHLBank System and in the political arena that may lead to executive branch, legislative, regulatory, judicial, or other developments impacting demand for COs, our financial obligations with respect to COs, our ability to access the capital markets, our members, the manner in which we operate, or the organization and structure of the FHLBank System;

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

EXECUTIVE SUMMARY

For the year ended December 31, 2016 net income decreased to $173.2 million, from $289.3 million for the year ended December 31, 2015, largely due to a $145.7 million decrease in litigation settlement income related to private-label MBS. The Bank had the highest annual net income in its history in 2015, largely due to $184.9 million in litigation settlement income that declined to $39.2 million for the year ended December 31, 2016. Our return on average equity was 5.49 percent for the year ended December 31, 2016, compared with 9.54 percent for the year ended December 31, 2015, a decrease of 405 basis points. The decrease in return on average equity was largely a result of the aforementioned significant decrease in litigation settlement income related to private-label MBS. Offsetting the decline in litigation settlement income in part was a $26.1 million increase in net interest income. Our financial condition continued to strengthen with retained earnings growing to $1.2 billion at December 31, 2016, from $1.1 billion at December 31, 2015, a surplus of $517.0 million over our minimum retained earnings target, as we continue to satisfy all regulatory capital requirements as of December 31, 2016. We also provided a dividend spread of 300 basis points over the daily average three-month LIBOR.

Net Interest Margin

In 2016, net interest margin was 0.43 percent a slight increase of two basis points from the year ended December 31, 2015. The improvement of net interest margin benefited from improvement in net interest spread and modest increase in interest rates, though interest rates remained low compared to historical standards as discussed under — Economic Conditions — Interest-Rate Environment.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members, with advances balances growing to $39.1 billion at December 31, 2016, from $36.1 billion at December 31, 2015. The increase in advances was broadly based, with variable-rate advances as the largest contributor. We cannot predict whether this trend will continue.

Accretable yields from investments in private-label MBS

For the years ended December 31, 2016 and 2015, we recognized $38.0 million and $38.8 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.0 billion at December 31, 2016. Other-than-temporary impairment credit losses were $3.3 million for the year ending December 31, 2016.

Excess Stock Management Program

Under the excess stock management program adopted by our board of directors on July 24, 2015, we repurchased $375.3 million in excess stock in 2016. For additional information see — Liquidity and Capital Resources — Internal Capital Practices and Policies — Excess Stock Management Program.

Regulatory Developments

The FHFA has issued or proposed regulations as described in — Legislative and Regulatory Developments. Recent executive branch efforts at regulatory reform may affect the development or implementation of new regulations affecting us. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment

The U.S. economy grew modestly in 2016 at an annualized rate of 1.6 percent, the slowest rate of growth in five years. The labor market continued to improve, with nonfarm payroll growth continuing and the overall unemployment rate decreasing to 4.7 percent, a decline of 1.3 percentage points since December 2015. Alternative broader gauges of unemployment also showed steady improvement. All six of the New England states continued to see unemployment rates decline between December 2015 and December 2016. The unemployment rate in Massachusetts, in particular, declined sharply from 4.9 percent in December 2015 to 2.8 percent in December 2016.

The gradual recovery in the housing market continued in 2016. The FHFA reported that house prices were up 6.2 percent in the fourth quarter of 2016 compared to a year prior. Annual house price changes were positive for all nine census regions, reflecting a broad housing market recovery across the U.S. The housing market provided a significant boost to the New England economy in 2016, with rising prices and construction activity.

The U.S. and New England economies appear likely to continue to grow at a modest pace in 2017. The Trump administration’s policies on individual and corporate taxation, fiscal spending, and international trade, among other areas, could make a meaningful impact on the U.S. economy in 2017 and beyond but are currently subject to much uncertainty.

Interest-Rate Environment

On March 15, 2017, the Federal Open Market Committee (FOMC) increased the targeted federal funds rate to a range of 0.75 percent to 1.00 percent. The FOMC's statement noted that economic conditions will likely warrant gradual increases in the federal funds rate. Projections by FOMC participants in March 2017 suggest a further increase in the target range for the fed funds rate of 50 basis points by the end of 2017.

Even with the increase in the targeted federal funds rate and long-term interest rates, interest rates remain low by historical standards, compressing the yields and margins that we can earn on our liquidity investments and short-term advances because our funding costs effectively have a floor at or near zero percent. However, this trend has favorably impacted our funding cost as yields on CO debt have been slower to rise than many other high-quality investment yields.

Longer-term interest rates have risen significantly following the November 2016 elections on expectations of policies to reduce income taxes and regulations while increasing public infrastructure spending, which could stimulate economic growth.

The following chart illustrates the interest-rate environment.

	2016		2015		2014
	Ending	Average	Ending	Average	Ending	Average
3-month LIBOR	1.00%	0.74%	0.61%	0.32%	0.26%	0.23%
2-year U.S. Treasury yield	1.19%	0.83%	1.05%	0.67%	0.66%	0.45%
5-year U.S. Treasury yield	1.93%	1.33%	1.76%	1.52%	1.65%	1.63%
10-year U.S. Treasury yield	2.44%	1.84%	2.27%	2.13%	2.17%	2.53%
________________
Source: Bloomberg

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2016, versus the year ended December 31, 2015

Net income decreased to $173.2 million for the year ended December 31, 2016, from $289.3 million for the year ended December 31, 2015. The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2016, was $252.0 million, compared with $226.0 million for 2015. The $26.0 million increase in net interest income after provision for credit losses was primarily attributable to a $3.3 billion increase in average earning assets, from $55.3 billion for 2015, to $58.6 billion for 2016. The increase in average earning assets was driven by a $3.7 billion increase in average advances balances partially offset by a $458.4 million decrease in average investments balances. For additional information see — Rate and Volume Analysis. Net interest income also benefited from a slight increase in net interest margin as discussed under — Executive Summary. Offsetting the increase to net interest income after provision for credit losses was a $4.1 million decrease in net prepayment fees from advances and investments from $8.3 million in the year ending December 31, 2015, to $4.2 million in the year ending December 31, 2016.

Net interest spread was 0.38 percent for the year ended December 31, 2016, a one basis point increase from 2015, and net interest margin was 0.43 percent, a two basis point increase from 2015. The increase in net interest spread reflects a 15 basis point increase in the average yield on earning assets and a 14 basis point increase in the average yield on interest-bearing liabilities.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$36,042,906	$340,903	0.95%	$32,330,089	$247,002	0.76%	$30,029,148	$236,368	0.79%
Securities purchased under agreements to resell	3,394,038	11,474	0.34	4,815,227	4,825	0.10	5,039,178	3,048	0.06
Federal funds sold	5,707,301	22,562	0.40	5,343,833	6,481	0.12	4,553,444	3,560	0.08
Investment securities(1)	9,641,477	212,777	2.21	9,140,609	203,837	2.23	8,689,736	190,032	2.19
Mortgage loans	3,637,645	119,910	3.30	3,557,110	122,704	3.45	3,381,904	125,600	3.71
Other earning assets	177,628	538	0.30	79,148	73	0.09	19,699	11	0.06
Total interest-earning assets	58,600,995	708,164	1.21	55,266,016	584,922	1.06	51,713,109	558,619	1.08
Other non-interest-earning assets	338,118			384,947			364,422
Fair-value adjustments on investment securities	26,624			(31,331)			(147,541)
Total assets	$58,965,737	$708,164	1.20%	$55,619,632	$584,922	1.05%	$51,929,990	$558,619	1.08%
Liabilities and capital
Consolidated obligations
Discount notes	$26,979,622	$93,362	0.35%	$25,243,798	$28,221	0.11%	$22,697,109	$15,461	0.07%
Bonds	27,487,501	361,006	1.31	26,048,777	329,285	1.26	24,477,324	320,976	1.31
Deposits	490,359	679	0.14	417,278	77	0.02	469,845	67	0.01
Mandatorily redeemable capital stock	36,397	1,364	3.75	58,092	1,636	2.82	581,634	8,819	1.52
Other borrowings	654	4	0.61	3,583	6	0.17	2,751	4	0.15
Total interest-bearing liabilities	54,994,533	456,415	0.83	51,771,528	359,225	0.69	48,228,663	345,327	0.72
Other non-interest-bearing liabilities	818,814			816,042			844,204
Total capital	3,152,390			3,032,062			2,857,123
Total liabilities and capital	$58,965,737	$456,415	0.77%	$55,619,632	$359,225	0.65%	$51,929,990	$345,327	0.66%
Net interest income		$251,749			$225,697			$213,292
Net interest spread			0.38%			0.37%			0.36%
Net interest margin			0.43%			0.41%			0.41%
_________________________

(1)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the years ended December 31, 2016 and 2015. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Year Ended December 31, 2016 vs. 2015			For the Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$30,564	$63,337	$93,901	$17,726	$(7,092)	$10,634
Securities purchased under agreements to resell	(1,798)	8,447	6,649	(141)	1,918	1,777
Federal funds sold	470	15,611	16,081	700	2,221	2,921
Investment securities	11,072	(2,132)	8,940	10,001	3,804	13,805
Mortgage loans	2,736	(5,530)	(2,794)	6,312	(9,208)	(2,896)
Other earning assets	164	301	465	51	11	62
Total interest income	43,208	80,034	123,242	34,649	(8,346)	26,303
Interest expense
Consolidated obligations
Discount notes	2,070	63,071	65,141	1,901	10,859	12,760
Bonds	18,602	13,119	31,721	20,131	(11,822)	8,309
Deposits	16	586	602	(8)	18	10
Mandatorily redeemable capital stock	(718)	446	(272)	(11,424)	4,241	(7,183)
Other borrowings	(8)	6	(2)	1	1	2
Total interest expense	19,962	77,228	97,190	10,601	3,297	13,898
Change in net interest income	$23,246	$2,806	$26,052	$24,048	$(11,643)	$12,405

Average Balance of Advances Outstanding

The average balance of total advances increased $3.7 billion, or 11.5 percent, for the year ended December 31, 2016, compared with the same period in 2015. We experienced a broad based rise in advances balances during the year with short-term fixed rate advances and variable-rate indexed advances as the most significant contributors. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the years ended December 31, 2016, 2015, and 2014 by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Fixed-rate advances—par value
Long-term	$13,469,835	$12,975,786	$10,805,161
Short-term	11,304,530	9,721,359	9,898,654
Putable	2,350,279	2,069,459	2,384,041
Amortizing	862,266	875,163	868,322
Overnight	840,878	918,740	772,223
All other fixed-rate advances	70,136	78,677	72,000
	28,897,924	26,639,184	24,800,401

Variable-rate indexed advances—par value
Simple variable (1)	6,501,997	5,408,571	4,875,301
Putable	462,976	45,158	49,595
All other variable-rate indexed advances	40,115	48,655	38,814
	7,005,088	5,502,384	4,963,710
Total average par value	35,903,012	32,141,568	29,764,111
Net premiums	3,820	11,754	20,517
Market value of bifurcated derivatives	4,122	2,227	1,440
Hedging adjustments	131,952	174,540	243,080
Total average balance of advances	$36,042,906	$32,330,089	$30,029,148
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $9.2 billion for the year ended December 31, 2016. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $28.3 billion for the year ended December 31, 2016, representing 78.6 percent of the total average balance of advances outstanding during the year ended December 31, 2016. The average balance of all such advances totaled $22.3 billion for the year ended December 31, 2015, representing 69.0 percent of the total average balance of advances outstanding during the year ended December 31, 2015.

For the years ended December 31, 2016 and 2015, net prepayment fees on advances and investments were $4.2 million and $8.3 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.0 billion, or 9.4 percent, for the year ended December 31, 2016, compared with the same period in 2015. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.12 percent during the year ended December 31, 2015 to 0.40 percent during the year ended December 31, 2016, while average yields on securities purchased under agreements to resell increased from 0.10 percent for the year ended December 31, 2015 to 0.34 percent for the year ended December 31, 2016. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the year ended December 31, 2016, average balances of federal funds sold increased $363.5 million and average balances of securities purchased under agreements to resell decreased $1.4 billion in comparison to the year ended December 31, 2015.

Average investment-securities balances increased $500.9 million, or 5.5 percent for the year ended December 31, 2016, compared with the same period in 2015, an increase consisting primarily of a $409.1 million increase in MBS and a $101.5 million increase in U.S. Treasury obligations.

Average Balance of COs

Average CO balances increased $3.2 billion, or 6.2 percent, for the year ended December 31, 2016, compared with the same period in 2015, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $1.7 billion in CO discount notes and an increase of $1.4 billion in CO bonds.

The average balance of CO discount notes represented approximately 49.5 percent of total average COs during the year ended December 31, 2016, compared with 49.2 percent of total average COs during the year ended December 31, 2015. The average balance of CO bonds represented 50.5 percent and 50.8 percent of total average COs outstanding during the years ended December 31, 2016 and 2015, respectively. The proportional growth in average CO discount notes was slightly higher than our short-term asset growth.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands).

	For the Year Ended December 31, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,692)	$—	$(651)	$(5,682)	$(9,025)
Net interest settlements included in net interest income (2)	(96,079)	(35,203)	—	27,182	(104,100)
Total net interest income	(98,771)	(35,203)	(651)	21,500	(113,125)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair-value hedges	1,592	1,819	—	(10,409)	(6,998)
Gains on cash-flow hedges	—	—	—	29	29
(Losses) gains on derivatives not receiving hedge accounting	(12)	(1,379)	—	39	(1,352)
Mortgage delivery commitments	—	—	(270)	—	(270)
Net gain (losses) on derivatives and hedging activities	1,580	440	(270)	(10,341)	(8,591)

Subtotal	(97,191)	(34,763)	(921)	11,159	(121,716)

Net losses on trading securities	—	(4,410)	—	—	(4,410)
Total net effect of derivatives and hedging activities	$(97,191)	$(39,173)	$(921)	$11,159	$(126,126)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(4,852)	$—	$(534)	$(5,292)	$(10,678)
Net interest settlements included in net interest income (2)	(131,019)	(37,657)	—	63,390	(105,286)
Total net interest income	(135,871)	(37,657)	(534)	58,098	(115,964)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(391)	1,510	—	(8,308)	(7,189)
Losses on cash-flow hedges	—	—	—	(127)	(127)
(Losses) gains on derivatives not receiving hedge accounting	—	(4,288)	—	118	(4,170)
Mortgage delivery commitments	—	—	226	—	226
Net (losses) gains on derivatives and hedging activities	(391)	(2,778)	226	(8,317)	(11,260)

Subtotal	(136,262)	(40,435)	(308)	49,781	(127,224)

Net losses on trading securities	—	(4,890)	—	—	(4,890)
Total net effect of derivatives and hedging activities	$(136,262)	$(45,325)	$(308)	$49,781	$(132,114)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2014
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(6,037)	$—	$(260)	$—	$11,011	$4,714
Net interest settlements included in net interest income (2)	(130,580)	(37,989)	—	1,152	54,356	(113,061)
Total net interest income	(136,617)	(37,989)	(260)	1,152	65,367	(108,347)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	347	1,123	—	—	(936)	534
Losses on cash-flow hedges	—	—	—	—	(442)	(442)
(Losses) gains on derivatives not receiving hedge accounting	(4)	(6,348)	—	—	65	(6,287)
Mortgage delivery commitments	—	—	1,510	—	—	1,510
Net gains (losses) on derivatives and hedging activities	343	(5,225)	1,510	—	(1,313)	(4,685)

Subtotal	(136,274)	(43,214)	1,250	1,152	64,054	(113,032)

Net gains on trading securities	—	972	—	—	—	972
Total net effect of derivatives and hedging activities	$(136,274)	$(42,242)	$1,250	$1,152	$64,054	$(112,060)

_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin was 0.43 percent and 0.41 percent for the years ended December 31, 2016 and 2015, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.61 percent and 0.60 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $5.9 million and $6.9 million for the years ended December 31, 2016 and 2015, respectively.

Other Income (Loss)

The following table presents a summary of other income (loss) for the years ended December 31, 2016, 2015, and 2014. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Gains (losses) on derivatives and hedging activities:
Net (losses) gains related to fair-value hedge ineffectiveness	$(6,998)	$(7,189)	$534
Net gains (losses) related to cash-flow hedge ineffectiveness	29	(127)	(442)
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	(12)	—	(4)
Trading securities	4,477	2,721	836
CO Bonds	33	17	(154)
Other investments	—	—	(43)
Mortgage delivery commitments	(270)	226	1,510
Net interest-accruals related to derivatives not receiving hedge accounting	(5,850)	(6,908)	(6,922)
Net losses on derivatives and hedging activities	(8,591)	(11,260)	(4,685)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(3,310)	(4,059)	(1,579)
Litigation settlements	39,211	184,879	22,000
Loss on early extinguishment of debt	(1,484)	(354)	(3,068)
Service-fee income	7,701	8,050	7,159
Net unrealized (losses) gains on trading securities	(4,410)	(4,890)	972
Other	207	(365)	(964)
Total other income	$29,324	$172,001	$19,835

Litigation settlement income declined in 2016 and is expected to decline in future years after the remainder of our claims are either settled or resolved through litigation. Apart from litigation settlement income, as evident in the Other Income (Loss) table above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into in order to mitigate interest-rate risk and cash-flow activity.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2016 and 2015, we recorded net unrealized losses on trading securities of $4.4 million and $4.9 million, respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $4.5 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in net expenses of $5.9 million and $7.0 million for the years ended December 31, 2016 and 2015, respectively, and are included in other income (loss).

Operating Expenses

For the year ended December 31, 2016, compensation and benefits expense and other operating expenses totaled $70.1 million, representing an increase of $3.1 million from the total of $67.0 million for the year ended December 31, 2015. The increase was primarily driven by a $2.1 million increase in other operating expenses and a $1.0 million increase in compensation and benefits expense.

Comparison of the year ended December 31, 2015, versus the year ended December 31, 2014

Net income increased to $289.3 million for the year ended December 31, 2015, from $149.8 million for the year ended December 31, 2014, the highest annual net income in the Bank's history, largely due to $184.9 million in litigation settlement income related to private-label MBS for the year. In addition, advances balances grew as discussed below. Our financial condition continued to strengthen with retained earnings growing to $1.1 billion at December 31, 2015, from $901.7 million at December 31, 2014, a surplus of $428.8 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of December 31, 2015. We also provided a dividend spread of 300 basis points over the daily average three-month LIBOR. Our return on average equity was 9.54 percent for the year ended December 31, 2015, compared with 5.24 percent for the year ended December 31, 2014, an increase of 430 basis points.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2015, was $226.0 million, compared with$213.2 million for 2014. The $12.8 million increase in net interest income after provision for credit losses was mainly attributable to a $3.5 billion increase in average earning assets, from $51.7 billion for 2014, to $55.2 billion for 2015. The increase in average earning assets was driven by a $2.3 billion increase in average advances balances and a $1.0 billion increase in average investments balances. For additional information see — Rate and Volume Analysis. Additional increases to net interest income included a $7.2 million reduction of interest expense on mandatorily redeemable capital stock and a $2.8 million increase in accretion of discount on securities that were other-than-temporarily impaired in prior periods, but for which a significant improvement in projected cash flows has subsequently been recognized. Offsetting these increases was a $2.2 million decrease in net prepayment fees from investments and advances from $10.5 million in the year ending December 31, 2014, to $8.3 million in the year ending December 31, 2015.

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

Other Income (Loss) and Operating Expenses

For the years ended December 31, 2015 and 2014, we recorded net unrealized losses on trading securities of $4.9 million and unrealized gains of $972,000, respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $2.7 million and $836,000 for the years ended December 31, 2015 and 2014, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in net expenses of $7.0 million and $7.1 million for the years ended December 31, 2015 and 2014, respectively.

For the year ended December 31, 2015, compensation and benefits expense and other operating expenses totaled $67.0 million, representing an increase of $9.5 million from the total of $57.5 million for the year ended December 31, 2014.

FINANCIAL CONDITION

Advances

At December 31, 2016, the advances portfolio totaled $39.1 billion, an increase of $3.0 billion compared with $36.1 billion at December 31, 2015.

The following table summarizes advances outstanding by product type at December 31, 2016 and 2015.

Advances Outstanding by Product Type (dollars in thousands)

	December 31, 2016		December 31, 2015
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$13,051,558	33.4%	$13,392,525	37.2%
Short-term	12,260,502	31.3	11,777,324	32.8
Putable	2,735,050	7.0	2,022,200	5.6
Overnight	1,577,162	4.0	1,080,755	3.0
Amortizing	861,920	2.2	887,558	2.5
All other fixed-rate advances	40,000	0.1	97,000	0.3
	30,526,192	78.0	29,257,362	81.4

Variable-rate advances
Simple variable (1)	7,895,783	20.2	6,504,375	18.1
Putable	616,000	1.6	157,500	0.4
All other variable-rate indexed advances	76,880	0.2	48,546	0.1
	8,588,663	22.0	6,710,421	18.6
Total par value	$39,114,855	100.0%	$35,967,783	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

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

Our members continue to show improvement from the last recession, although the pace of improvement has moderated. Aggregate nonperforming assets for depository institution members declined from 0.44 percent of assets as of December 31, 2015, to 0.39 percent of assets as of September 30, 2016. The aggregate ratio of tangible capital to assets among the membership increased from 9.74 percent of assets as of December 31, 2015, to 9.86 percent as of September 30, 2016. (September 30, 2016, is the date of our most recent data on our membership for this report.). There were no member failures during 2016. All of our extensions of credit to members are secured by eligible collateral. However, we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

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

•
Category-1 borrowers retain possession of all mortgage loan collateral pledged to us, provided the borrower executes a written security agreement and agrees to hold such collateral for our benefit. Category-1 borrowers must specifically list with us all mortgage loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property.

•	Category-2 borrowers retain possession of eligible mortgage loan collateral, however, we require such borrowers to specifically list all mortgage loan collateral pledged to us.

•	Category-3 borrowers are required to place physical possession of all pledged eligible collateral with us or an approved safekeeping agent, with which we have a control agreement.

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

We generally require our members and housing associates to execute a security agreement that grants us a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first-mortgage loans and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us; COs, such other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies, housing associates, and CDFIs, in some instances we establish a specific lien instead of a blanket lien subject to our receipt of additional safeguards from such members including larger haircuts on collateral. We protect our security interest in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. We conduct on-site reviews of loan collateral pledged by borrowers to confirm the existence of such pledged collateral, to determine that the pledged collateral conforms to our eligibility requirements, and to adjust, if warranted, the lendable value of loan collateral pledged. We may conduct an onsite collateral review at any time.

Our agreements with borrowers allow us, at our sole discretion, to refuse to make extensions of credit against any collateral, restrict the maturity on the extension of credit, require substitution of collateral, or adjust the discounts applied to collateral at any time. We also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, at our sole discretion, to declare any borrower to be in default if we deem ourselves to be insecure.

Beyond our practice of taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally-insured depository institution member or such a member's affiliate to us priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to our security interests under Section 10(e) may not apply when lending to insurance company members due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we protect our security interests in the collateral pledged by our borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. We have not experienced any rehabilitation, conservatorship, receivership, liquidation or other insolvency event for an insurance company member and therefore have continuing uncertainty on the potential inapplicability of Section 10(e). Additionally, we note that the relevant state insolvency authority could take actions that could impede our ability to sell collateral that any such insolvent member has pledged to us. To protect ourselves from the potential inapplicability of Section 10(e), we require the delivery of collateral from non-depository members which currently encompass insurance companies, nonmember housing associates and CDFIs.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at December 31, 2016, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of December 31, 2016 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	268	$35,681,470	$80,428,301	225.4%
Category-2	16	433,978	843,039	194.3
Category-3	18	429,084	681,238	158.8
Insurance companies	21	2,570,323	3,290,202	128.0
Total	323	$39,114,855	$85,242,780	217.9%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.
Based on the financial reviews and other conditions of the members, the Bank may adjust the credit status category of a member from time to time. Due to their weaker profile, the Bank requires Category-3 members to deliver collateral to the Bank or its custodian. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of December 31, 2016.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$29,533,221
Collateral specifically listed and identified	50,845,813
Collateral delivered to us	11,531,436

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

At both December 31, 2016 and 2015, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member discounted collateral.

We have not recorded any allowance for credit losses on advances at December 31, 2016, and 2015, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at December 31, 2016, and the interest earned on outstanding advances to such institutions for the year ended December 31, 2016.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	December 31, 2016
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2016
Citizens Bank, N.A.	$7,260,446	18.6%	0.83%	$34,276
Webster Bank, N.A.	2,842,896	7.2	0.95	20,731
People's United Bank, N.A.	2,805,025	7.2	0.71	14,856
Berkshire Bank	1,167,812	3.0	0.78	7,501
Massachusetts Mutual Life Insurance Co.	1,100,000	2.8	2.14	24,638
Total of top five advance-borrowing institutions	$15,176,179	38.8%		$102,002
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2016, investment securities and short-term money-market instruments totaled $18.0 billion, unchanged from December 31, 2015.

Short-term money-market investments decreased $120.9 million to $8.7 billion at December 31, 2016, compared with December 31, 2015. The decrease was attributable to a $701.0 million decrease in securities purchased under agreements to resell offset by a $580.0 million increase in federal funds sold.

Investment securities increased $133.1 million to $9.3 billion at December 31, 2016, compared with December 31, 2015. The increase was attributable to the purchase of $399.5 million of U.S. Treasury obligations in 2016 and a $254.2 million decrease in MBS.

Held-to-Maturity Securities

The following table provides a summary of our held-to-maturity securities.
Held-to-Maturity Securities (dollars in thousands)

	December 31,
	2016					2015	2014
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. agency obligations	$—	$2,159	$—	$—	$2,159	$3,605	$5,777
State or local housing-finance-agency obligations (HFA securities) (1)	—	14,478	—	148,090	162,568	170,928	178,387
GSEs	—	—	—	—	—	—	—
Total non-MBS	—	16,637	—	148,090	164,727	174,533	184,164
MBS (1)
U.S. government guaranteed - single-family	—	—	373	12,346	12,719	15,999	20,399
U.S. government guaranteed - multifamily	—	—	—	1,532	1,532	17,794	115,712
GSEs - single-family	28	24,034	49,082	739,692	812,836	1,093,124	1,420,801
GSEs - multifamily	32,587	286,080	—	—	318,667	386,635	542,130
Private-label - residential	—	—	5	807,340	807,345	951,544	1,052,809
ABS backed by home equity loans	—	—	—	12,941	12,941	14,936	16,174
Total MBS	32,615	310,114	49,460	1,573,851	1,966,040	2,480,032	3,168,025
Total held-to-maturity securities	$32,615	$326,751	$49,460	$1,721,941	$2,130,767	$2,654,565	$3,352,189
Yield on held-to-maturity securities	4.86%	3.64%	2.05%	3.78%
________________________

(1)	Maturity ranges are based on the contractual final maturity of the security.

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

Available-for-Sale Securities (dollars in thousands)

	December 31,
	2016					2015	2014
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
HFA securities	$—	$8,146	$—	$—	$8,146	$—	$—
Supranational institutions	—	—	161,746	260,874	422,620	438,913	447,685
U.S. government corporations	—	—	—	271,957	271,957	265,968	284,997
GSEs	—	—	—	117,468	117,468	117,792	123,453
Total non-MBS	—	8,146	161,746	650,299	820,191	822,673	856,135
MBS (1)
U.S. government guaranteed - single-family	—	31,606	—	93,121	124,727	156,642	206,028
U.S. government guaranteed - multifamily	—	—	—	563,361	563,361	744,762	871,423
GSEs - single-family	—	—	—	4,403,855	4,403,855	4,590,208	3,548,392
GSEs - multifamily	—	—	676,530	—	676,530	—	—
Total MBS	—	31,606	676,530	5,060,337	5,768,473	5,491,612	4,625,843
Total available-for-sale securities	$—	$39,752	$838,276	$5,710,636	$6,588,664	$6,314,285	$5,481,978
Yield on available-for-sale securities	—%	0.80%	2.07%	3.17%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.

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
Trading Securities (dollars in thousands)

	December 31,
	2016					2015	2014
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. Treasury obligations	$399,521	$—	$—	$—	$399,521	$—	$—
MBS (1)
U.S. government guaranteed - single-family	3	61	6,226	2,204	8,494	10,296	12,235
GSEs - single-family	7	478	194	89	768	1,449	2,300
GSEs - multifamily	—	203,839	—	—	203,839	218,389	230,434
Total MBS	10	204,378	6,420	2,293	213,101	230,134	244,969
Total trading securities	$399,531	$204,378	$6,420	$2,293	$612,622	$230,134	$244,969
Yield on trading securities	0.43%	4.07%	2.04%	2.10%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.

Certain Investment Concentrations
At December 31, 2016, we held securities from the following issuers with total carrying values greater than 10 percent of total capital, as follows:
Securities from issuers which Represent Total Carrying Value Greater than 10 Percent of Total Capital As of December 31, 2016 (dollars in thousands)

Name of Issuer	Carrying Value(1)	Fair Value
Non-MBS:
GSEs
Fannie Mae	$117,468	$117,468

Supranational institution
Inter-American Development Bank	422,620	422,620

MBS:
Fannie Mae	3,310,062	3,324,913
Freddie Mac	3,106,432	3,119,635
Ginnie Mae	679,227	679,472
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

Our MBS investment portfolio consists of the following categories of securities as of December 31, 2016 and 2015. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	December 31, 2016	December 31, 2015
Single-family MBS - U.S. government-guaranteed and GSE	67.5%	71.5%
Multifamily MBS - U.S. government-guaranteed and GSE	22.2	16.7
Private-label residential MBS	10.1	11.6
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity and currently only consisting of overnight risk) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. All of these placements expire within one day.

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of December 31, 2016 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$278	$—	$—	$—	$—
Securities purchased under agreements to resell	—	3,000,000	1,000,000	1,999,000	—	—
Federal funds sold	—	—	2,700,000	—	—	—
Total money-market instruments	—	3,000,278	3,700,000	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	2,159	—	—	—	—
U.S. Treasury obligations	—	399,521	—	—	—	—
U.S. government-owned corporations	—	271,957	—	—	—	—
GSEs	—	117,468	—	—	—	—
Supranational institutions	422,620	—	—	—	—	—
HFA securities	27,691	36,125	106,898	—	—	—
Total non-MBS	450,311	827,230	106,898	—	—	—

MBS:
U.S. government guaranteed - single-family (2)	—	145,940	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	564,893	—	—	—	—
GSE – single-family (2)	—	5,217,459	—	—	—	—
GSE – multifamily (2)	—	1,199,036	—	—	—	—
Private-label – residential	—	2,284	16,749	69,121	712,489	6,702
ABS backed by home-equity loans	590	1,136	5,665	1,624	3,926	—
Total MBS	590	7,130,748	22,414	70,745	716,415	6,702

Total investment securities	450,901	7,957,978	129,312	70,745	716,415	6,702

Total investments	$450,901	$10,958,256	$3,829,312	$2,069,745	$716,415	$6,702
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2016. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

FHFA regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's long-term unsecured credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. Extensions of unsecured credit other than sales of federal funds include balance sheet and derivative transactions. See — Derivative Instruments Credit Risk for additional information related to derivatives exposure.

FHFA regulations allow additional unsecured credit for sales of overnight federal funds. The specified percentage of eligible regulatory capital used for determining the maximum amount of unsecured credit exposure we may offer to a counterparty for overnight sales of federal funds is twice the amount that we may extend to that counterparty for extensions of credit other than overnight sales of federal funds reduced by the amount of any other unsecured credit exposure attributable to other than overnight sales of federal funds.

We are generally prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments, including members of the European Union. Our unsecured money-market credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation.

The table below presents our short-term unsecured money-market credit exposure.

Short-term Unsecured Money-Market Credit Exposure by Investment Type (dollars in thousands)

	Carrying Value
	December 31, 2016	December 31, 2015
Federal funds sold	$2,700,000	$2,120,000

At December 31, 2016, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $3.9 billion to 11 counterparties and issuers, of which $2.7 billion was for federal funds sold, and $1.2 billion was for debentures issued by GSEs and supranational institutions. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of December 31, 2016:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures As of December 31, 2016

Issuer / counterparty	Percent
Bank of Nova Scotia(1)	14.6%
Bank of Tokyo-Mitsubishi UFJ, LTD(1)	14.6
Cooperatieve Rabobank U.A.(1)	14.6
Landesbank Baden-Wuerttemberg(1)	14.6
Inter-American Development Bank (a supranational institution)	10.9
U.S. Treasury	10.2
_______________________

(1)	Consists of overnight federal funds sold. We sold federal funds to either the U.S. branch or agency of the named commercial bank.

Private-Label MBS

Of our $8.4 billion in par value of MBS and ABS investments at December 31, 2016, $1.3 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	December 31, 2016			December 31, 2015
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$8,780	$102,747	$111,527	$10,680	$126,518	$137,198
Alt-A	18,808	1,161,415	1,180,223	23,178	1,361,942	1,385,120
Total private-label residential MBS	27,588	1,264,162	1,291,750	33,858	1,488,460	1,522,318
ABS backed by home equity loans
Subprime	—	13,848	13,848	—	15,999	15,999
Total par value of private-label MBS	$27,588	$1,278,010	$1,305,598	$33,858	$1,504,459	$1,538,317
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of December 31, 2016, reflect the percentage of subordinated class outstanding balances as of December 31, 2016, to our senior class outstanding balances as of December 31, 2016, weighted by the par value of our respective senior class securities. Average current credit enhancements as of December 31, 2016, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity As of December 31, 2016 (dollars in thousands)

Total
Par value by credit rating
Triple-A	$598
Double-A	3,420
Single-A	22,414
Triple-B	70,751
Below Investment Grade
Double-B	38,416
Single-B	54,538
Triple-C	542,654
Double-C	313,827
Single-C	18,209
Single-D	234,052
Unrated	6,719
Total par value	$1,305,598

Amortized cost	$1,012,664
Gross unrealized gains	69,699
Gross unrealized losses	(29,629)
Fair value	$1,052,734

Weighted average percentage of fair value to par value	80.63%
Original weighted average credit support	27.02
Weighted average credit support	8.69
Weighted average collateral delinquency (1)	21.21
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2016, our mortgage loan investment portfolio totaled $3.7 billion, an increase of $112.1 million from December 31, 2015. We expect continued competition from Fannie Mae and Freddie Mac for loan investment opportunities.

The following table presents information relating to our mortgage portfolio for the five-year period ended December 31, 2016.

Par Value of Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31,
	2016	2015	2014	2013	2012
Mortgage loans outstanding
Conventional mortgage loans
MPF Original	$2,310,350	$2,431,320	$2,309,566	$2,088,774	$2,006,797
MPF 125	227,098	275,737	255,169	220,690	201,145
MPF Plus	227,654	316,513	432,934	564,471	771,125
MPF 35	470,733	83,845	—	—	—
Total conventional mortgage loans	3,235,835	3,107,415	2,997,669	2,873,935	2,979,067
Government mortgage loans	391,127	410,960	425,663	439,357	444,041
Total par value outstanding	$3,626,962	$3,518,375	$3,423,332	$3,313,292	$3,423,108

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2016	December 31, 2015

Massachusetts	51%	46%
Maine	13	12
Wisconsin	9	11
Connecticut	7	7
New Hampshire	6	5
All others	14	19
Total	100%	100%

The following table provides a summary of certain characteristics of our investments in mortgage loans.

Characteristics of Our Investments in Mortgage Loans(1)
	December 31,
	2016	2015
Loan-to-value ratio at origination
< 60.00%	24%	25%
60.01% to 70.00%	16	16
70.01% to 80.00%	20	20
80.01% to 90.00%	26	25
Greater than 90.00%	14	14
Total	100%	100%
Weighted average loan-to-value ratio	71%	71%
FICO score at origination
< 620	1%	1%
620 to < 660	5	5
660 to < 700	11	11
700 to < 740	17	17
≥ 740	66	65
Not available	—	1
Total	100%	100%
Weighted average FICO score	753	752
_______________________

(1)	Percentages are calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $650,000 at December 31, 2016, compared with $1.0 million at December 31, 2015.

For information on the determination of the allowance at December 31, 2016, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see — Critical Accounting Estimates — Allowance for Loan Losses.

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

Delinquent Mortgage Loans (dollars in thousands)

	December 31,
	2016	2015	2014	2013	2012
Total par value of government loans past due 90 days or more and still accruing interest	$5,527	$5,403	$7,191	$19,450	$23,210
Nonaccrual loans, par value	16,918	22,361	38,658	46,012	50,571
Troubled debt restructurings (not included above)	6,846	7,130	3,045	2,589	1,909

Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$1,023	$1,411	$1,948	$2,247	$2,420
Interest actually recognized in income during the period	773	920	1,282	1,483	1,730
Shortfall	$250	$491	$666	$764	$690

Allowance for credit losses on mortgage loans, balance at beginning of year	$1,025	$2,012	$2,221	$4,414	$7,800
Net charge-offs	(98)	(657)	(270)	(239)	(259)
(Reduction of) provision for credit losses	(277)	(330)	61	(1,954)	(3,127)
Allowance for credit losses on mortgage loans, balance at end of year	$650	$1,025	$2,012	$2,221	$4,414

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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	December 31, 2016	December 31, 2015

Massachusetts	36%	35%
Connecticut	17	14
California	11	14
Maine	7	5
All others	29	32
Total	100%	100%

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (3.8 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (31.8 percent by outstanding principal balance). The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of December 31, 2016.

Summary of Higher-Risk Conventional Mortgage Loans As of December 31, 2016 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$121,826	4.96%	1.86%	4.68%
High loan-to-value loans (2)	666	29.21	—	31.70
Subprime and high loan-to-value loans (3)	855	41.36	28.89	29.75
Total high-risk loans	$123,347	5.35%	2.04%	5.00%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage (PMI) on individual loans. As of December 31, 2016, we were the beneficiary of PMI coverage of $77.2 million on $306.4 million of conventional mortgage loans, and supplemental mortgage insurance coverage (SMI) of $18.1 million on mortgage pools with a total unpaid principal balance of $177.7 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits, custodial mortgage accounts, and term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2016, and December 31, 2015, deposits totaled $482.2 million and $482.6 million, respectively.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $61.6 million and $40.1 million as of December 31, 2016, and December 31, 2015, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $357.9 million and $442.0 million as of December 31, 2016, and December 31, 2015, respectively.

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

We had commitments for which we were obligated to invest in mortgage loans with par values totaling $22.5 million and $24.7 million at December 31, 2016 and 2015, respectively. All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2016 and 2015. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			December 31, 2016		December 31, 2015
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$9,976,494	$11,504	$8,195,652	$(102,381)
	Swaps	Economic	857,000	136	342,000	(1,246)
Total associated with advances			10,833,494	11,640	8,537,652	(103,627)
Available-for-sale securities	Swaps	Fair value	611,915	(290,312)	611,915	(314,571)
	Caps	Economic	—	—	300,000	—
Total associated with available-for-sale securities			611,915	(290,312)	911,915	(314,571)
Trading securities	Swaps	Economic	192,000	(9,279)	202,000	(14,438)
COs	Swaps	Fair value	7,627,400	(60,904)	6,387,445	2,201
	Swaps	Economic	150,000	(30)	18,500	(11)
	Forward starting swaps	Cash Flow	527,800	(36,250)	527,800	(35,547)
Total associated with COs			8,305,200	(97,184)	6,933,745	(33,357)
Total			19,942,609	(385,135)	16,585,312	(465,993)
Mortgage delivery commitments			22,524	(101)	24,714	(7)
Total derivatives			$19,965,133	(385,236)	$16,610,026	(466,000)
Accrued interest				(19,973)		(28,039)
Cash collateral and accrued interest				108,931		92,149
Net derivatives				$(296,278)		$(401,890)
Derivative asset				$61,598		$40,117
Derivative liability				(357,876)		(442,007)
Net derivatives				$(296,278)		$(401,890)

 _______________________

(1)
As of December 31, 2016 and 2015 embedded derivatives separated from the advance contract with notional amounts of $857.0 million and $342.0 million, respectively, and fair values of $(153,000) and $1.2 million, respectively, are not included in the table.

The following tables present our hedging strategies at December 31, 2016 and 2015.

Hedging Strategies As of December 31, 2016 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$7,289,444	$241,000	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	2,683,050	—	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	4,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	—	616,000	—
		9,976,494	857,000	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	611,915	192,000	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment	—	—	—
		611,915	192,000	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	3,551,400	150,000	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	4,076,000	—	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	527,800
		7,627,400	150,000	527,800

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	22,524	—
Total		$18,215,809	$1,221,524	$527,800

Hedging Strategies As of December 31, 2015 (dollars in thousands)

		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$6,094,452	$184,500	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	2,087,200	—	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	14,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	—	157,500	—
		8,195,652	342,000	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	611,915	202,000	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment	—	300,000	—
		611,915	502,000	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	4,204,445	18,500	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	2,183,000	—	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	527,800
		6,387,445	18,500	527,800

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	24,714	—
Total		$15,195,012	$887,214	$527,800

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $17.6 billion, representing 88.2 percent of all derivatives outstanding as of December 31, 2016. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of December 31, 2016 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,619,555	$(18,276)	$2,619,555	$18,036	2.45%	0.93%	2.33%	1.05%
Due after one year through two years	2,029,860	(8,317)	2,029,860	8,024	1.86	0.92	1.62	1.16
Due after two years through three years	1,292,486	11,253	1,292,486	(11,245)	1.48	0.91	1.22	1.17
Due after three years through four years	1,451,140	8,505	1,451,140	(8,540)	1.81	0.92	1.52	1.21
Due after four years through five years	1,081,703	5,517	1,081,703	(5,765)	2.12	0.94	1.68	1.38
Thereafter	1,501,750	12,822	1,501,750	(12,659)	0.89	0.93	0.50	1.32
Total	$9,976,494	$11,504	$9,976,494	$(12,149)	1.84%	0.93%	1.58%	1.19%
_______________________

(1)	Included in the advances hedged amount are $2.7 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2016.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of December 31, 2016 (dollars in thousands)

					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,160,965	$820	$2,160,965	$(614)	0.97%	1.01%	0.88%	0.84%
Due after one year through two years	2,276,290	(10,227)	2,276,290	9,814	1.01	0.98	0.87	0.90
Due after two years through three years	850,145	(7,876)	850,145	7,553	1.08	1.06	0.85	0.87
Due after three years through four years	323,000	(2,392)	323,000	2,235	1.54	1.54	0.80	0.80
Due after four years through five years	1,347,000	(19,983)	1,347,000	19,717	1.32	1.32	0.78	0.78
Thereafter	670,000	(21,246)	670,000	20,901	1.68	1.68	0.80	0.80
Total	$7,627,400	$(60,904)	$7,627,400	$59,606	1.15%	1.14%	0.85%	0.86%
_______________________

(1)	Included in the CO bonds hedged amount are $4.1 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2016.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in the derivatives table below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current negative fair-value positions with them adjusted for any applicable exposure threshold. Similarly, from time to time, due to timing differences or derivatives valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value positions with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. The table below details our counterparty credit exposure as of December 31, 2016.

Derivatives Counterparty Current Credit Exposure As of December 31, 2016 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$3,418,855	$(31,919)	$32,485	$—	$566

Liability positions with credit exposure:
Uncleared derivatives
Single-A	1,028,750	(9,081)	—	9,509	428
Triple-B	1,784,000	(21,226)	—	22,794	1,568
Cleared derivatives	10,184,649	(12,392)	73,354	—	60,962
Total derivative positions with nonmember counterparties to which we had credit exposure	16,416,254	(74,618)	105,839	32,303	63,524

Mortgage delivery commitments (2)	22,524	70	—	—	70
Total	$16,438,778	$(74,548)	$105,839	$32,303	$63,594

Derivative positions without credit exposure: (3)
Double-A	$1,256,500
Single-A	953,550
Triple-B	1,316,305
Total derivative positions without credit exposure	$3,526,355
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

Uncleared derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new uncleared derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that may require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. These agreements may require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

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

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2016. The following table provides our liquidity position with respect to this requirement.

Liquidity Reserves for Deposits (dollars in thousands)

	December 31,
	2016	2015
Liquid assets(1)
Cash and due from banks	$520,031	$254,218
Interest-bearing deposits	278	197
Advances maturing within five years	36,481,522	33,770,951
Total liquid assets(1)	37,001,831	34,025,366
Total deposits	482,163	482,602
Excess liquid assets(1)	$36,519,668	$33,542,764
 ________________________

(1)	For purposes of the regulatory requirement, liquid assets include cash, obligations of the U.S., and advances with maturities of less than five years.

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

We did not breach either of these thresholds at any time during the year ended December 31, 2016. If either of these thresholds are breached, then management of the Bank is notified and determines whether any corrective action is necessary.

The following table presents our projected net cash flow and structural liquidity as of December 31, 2016.

Projected Net Cash Flow and Structural Liquidity As of December 31, 2016 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$5,588	$27,672
Maturing liabilities	4,052,165	9,359,603
Committed asset settlements	29,500	29,500
Capital outflow	78,273	78,273
MPF delivery commitments	22,524	22,524
Other	1,818	1,818
Gross uses of funds	4,189,868	9,519,390

Sources of funds
Interest receivable	34,802	65,698
Maturing or projected amortization of assets	11,923,874	17,591,826
Cash and due from banks	520,031	520,031
Gross sources of funds	12,478,707	18,177,555

Projected net cash flow	8,288,839	$8,658,165

Less: Secondary uses of funds
Deposit runoff	396,401
Drawdown of standby letters of credit and lines of credit	636,958
Rollover of all maturing advances	3,956,955
Projected funding of MPF master commitments	166,977
Total secondary uses of funds	5,157,291

Structural liquidity	$3,131,548

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

We complied with this regulatory requirement at all times during the year ended December 31, 2016. As of December 31, 2016 and 2015, we held a surplus of $13.4 billion and $12.0 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of December 31, 2016.

Contingency Liquidity As of December 31, 2016 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$5,588
Maturing liabilities	4,052,165
Committed asset settlements	29,500
Drawdown of standby letters of credit	122,968
Other	1,818
Gross uses of funds	4,212,039

Cumulative sources of funds
Interest receivable	34,802
Maturing or amortizing advances	3,956,954
Gross sources of funds	3,991,756

Plus: sources of contingency liquidity
Marketable securities	1,149,000
Self-liquidating assets	7,950,000
Cash and due from banks	520,031
Marketable securities available for repo	3,965,477
Total sources of contingency liquidity	13,584,508

Net contingency liquidity	$13,364,225

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the year ended December 31, 2016.
We are focused on maintaining a liquidity and funding balance between our financial assets and financial liabilities. The FHLBanks work collectively to manage the System-wide liquidity and funding management and the FHLBanks jointly monitor the System’s collective risk arising out of an inability to fully access the capital markets to fund our obligations. In managing and monitoring the amounts of assets that require refunding, we consider contractual maturities of our financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations) and other factors in our discretion.

Balance Sheet Funding Gap Policy. We are sensitive to maintaining an appropriate funding balance between financial assets (excluding advances with a floating rate coupon that is indexed to periodic discount note auction yields) and financial liabilities and maintain a policy that limits the potential gap between the amount of financial assets and liabilities expected to mature within a one year time horizon inclusive of projected prepayment and call activity. The established policy limits this imbalance to a gap of 20 percent of total assets and sets a management action trigger at a gap of 10 percent of total assets. We at all times maintained compliance with this limit and did not exceed the management action trigger during the year ended December 31, 2016. During the year ended December 31, 2016, this gap averaged 4.2 percent (the maximum level at any month-end during the year was 7.8 percent and the minimum level at any month-end during the year was -0.1 percent). As of December 31, 2016, this gap was 0.1 percent, compared with 5.0 percent at December 31, 2015.

External Sources of Liquidity

Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event we do not fund our principal and interest payments under a CO by deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding FHLBanks. We have never drawn funding under this agreement.

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2016, and December 31, 2015, outstanding COs, including both CO bonds and CO discount notes, totaled $57.2 billion and $53.9 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

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

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2016, and December 31, 2015. CO bonds outstanding for which we are primarily liable at December 31, 2016, and December 31, 2015, include issued callable bonds totaling $4.7 billion and $3.6 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short repricing intervals. CO discount notes comprised 52.5 percent and 52.8 percent of the outstanding COs for which we are primarily liable at December 31, 2016, and December 31, 2015, respectively, but accounted for 89.9 percent and 92.3 percent of the proceeds from the issuance of such COs during the years ended December 31, 2016 and 2015, respectively.

The table below shows our short-term borrowings for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands).

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Outstanding par amount at end of the period	$30,070,103	$28,487,577	$25,312,040	$447,000	$4,068,050	$1,722,240
Weighted-average rate at the end of the period	0.47%	0.24%	0.08%	0.71%	0.36%	0.13%
Daily-average par amount outstanding for the period	$26,979,622	$25,243,798	$22,697,109	$3,944,741	$2,784,146	$1,629,902
Weighted-average rate for the period	0.35%	0.11%	0.07%	0.52%	0.26%	0.12%
Highest par amount outstanding at any month-end	$30,495,259	$28,487,577	$28,500,000	$6,758,300	$4,072,050	$2,495,790

Although we are primarily liable for our portion of COs, that is, those issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $989.3 billion and $905.2 billion at December 31, 2016 and 2015, respectively. COs are backed only by the combined financial resources of the FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2016, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

The FHLBank Act authorizes the Secretary of the U.S. Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the U.S. Treasury. There were no such purchases by the U.S. Treasury during the year ended December 31, 2016.
For additional information on COs, including their issuance, see Item 1 — Business — Consolidated Obligations.

Financial Conditions for Consolidated Obligations

Overall, despite significant changes in markets following the November federal election results, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of higher capital requirements on many of our underwriters. So far, this development has not impeded our ability to meet our funding needs. Throughout the year ended December 31, 2016, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the period covered by this report, CO yields generally declined relative to U.S. dollar interest rate swaps and increased relative to comparable U.S. Treasury yields. We continue to experience similar pricing into the first quarter of 2017. We believe that the market’s reaction to recent changes in FOMC monetary policies will be an important factor that could shape investor demand for debt, including COs, in 2017. In addition, legislative proposals concerning GSE reform, depending on their content and timing, could also impact demand for our debt.

Capital

Total capital at December 31, 2016, was $3.2 billion compared with $3.0 billion at year-end 2015.

Capital stock increased by $74.6 million due to the issuance of $455.5 million of capital stock offset by the repurchase of $390.1 million of excess capital stock (of which $9.3 million was mandatorily redeemable capital stock) and the reclassification of capital stock to mandatorily redeemable capital stock amounting to $40,000.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2016, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital.

Our membership includes commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions with capital stock outstanding by member type shown in the table below (dollars in thousands).

Capital Stock Outstanding by Member Type (dollars in thousands)

December 31, 2016
Savings institutions	$1,109,067
Commercial banks	799,848
Credit unions	277,258
Insurance companies	224,996
Community development financial institutions	137
Total GAAP capital stock	2,411,306
Mandatorily redeemable capital stock	32,687
Total regulatory capital stock	$2,443,993

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $32.7 million and $42.0 million at December 31, 2016, and December 31, 2015, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock. At December 31, 2016, and December 31, 2015, excess capital stock totaled $78.3 million and $158.9 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2016	$670,301	$1,695,397	$2,365,720	$2,443,993	$78,273
December 31, 2015	653,642	1,566,057	2,219,722	2,378,651	158,929
_______________________

(1)	TSIR is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 15, 2017, the Director of the FHFA notified us that, based on December 31, 2016 financial information, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 5.9 percent at December 31, 2016.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of December 31, 2016, this internal minimum capital requirement equaled $3.0 billion, which was satisfied by our actual regulatory capital of $3.7 billion.

Retained Earnings and the Minimum Retained Earnings Target

At December 31, 2016, we had total retained earnings of $1.2 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Excess Stock Management Program

We used the Excess Stock Management program during 2016 to unilaterally repurchase $375.3 million of excess stock from shareholders on a pro rata basis. We expect to continue to use the program in 2017 as necessary to keep the amount of excess stock between zero and $200 million.

Restricted Retained Earnings and the Joint Capital Agreement

At December 31, 2016, our total retained earnings included $229.3 million in restricted retained earnings. Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings. The Joint Capital Agreement, the terms of which are reflected in the capital plans of the 11 FHLBanks, is a voluntary capital initiative among the FHLBanks intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate a certain amount, generally not less than 20 percent of each of its quarterly net income (net of that FHLBank's obligation to its Affordable Housing Program) and adjustments to prior net income, to a restricted retained earnings account until the total amount in that account is equal to one percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). The FHLBanks commenced this obligation with their results at September 30, 2011. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. At December 31, 2016, our total required contribution to the restricted retained earnings account was $551.3 million compared with our total contribution on that date of $229.3 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides:

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

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2016.

Contractual Obligations as of December 31, 2016 (dollars in thousands)

	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Consolidated obligation bonds(1)	$27,131,950	$8,734,955	$11,049,540	$4,211,710	$3,135,745
Estimated interest payments on long-term debt(2)	1,842,765	408,116	498,632	302,717	633,300
Capital lease obligations	145	41	82	22	—
Operating lease obligations	17,755	2,504	5,104	5,074	5,073
Mandatorily redeemable capital stock	32,687	528	32,065	54	40
Commitments to invest in mortgage loans	22,524	22,524	—	—	—
Pension and post-retirement contributions	13,430	2,656	3,352	1,485	5,937
Total contractual obligations	$29,061,256	$9,171,324	$11,588,775	$4,521,062	$3,780,095
_______________________

(1)
Includes CO bonds outstanding at December 31, 2016, at par value, based on the contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2016, has been used to estimate future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

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

Beginning in November 2014, to streamline certain operational processes, we discontinued the use of short-cut hedge accounting for new hedge relationships entered into after that date. Short-cut hedge relationships entered into prior to that date will continue as short-cut hedge relationships until they mature or are terminated.

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

We use the LIBOR swap curve to discount cash flows on all associated hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. For any such hedging relationship where the valuation of the derivative transaction is based on the OIS curve, there could be an increase in hedge ineffectiveness that in turn could result in the loss of hedge accounting for certain hedge relationships. Loss of hedge accounting for those hedge relationships would lead to increased net income volatility, which could be material. However, through December 31, 2016, no hedge relationships failed our hedge effectiveness criteria as a result of using the OIS curve as the discount rate for the derivative and the LIBOR swap curve as the discount rate for the hedged item.

The fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or mutual optional termination at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity date, the effect of fair values is normally only a timing issue.

For derivatives and hedged items that meet the requirements described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivatives where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2016, we held derivatives that are marked to market with no offsetting qualifying hedged item including $1.2 billion notional of interest-rate swaps, and $22.5 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2016, was an unrealized loss of $9.3 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Estimated Change in Fair Value of Undesignated Derivatives As of December 31, 2016 (dollars in thousands)

	-100 basis points	-50 basis points	+50 basis points	+100 basis points
Change from base case
Interest-rate caps and swaps	$(8,211)	$(5,898)	$4,626	$8,588

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

As discussed under — Accounting for Derivatives, the OIS curve is used as the discount rate for valuation of our uncleared derivatives in which the recipient of collateral maintains the right to rehypothecate pledged collateral and for all derivatives cleared through a DCO, while LIBOR continues to be the appropriate discount rate for uncleared derivatives in which the recipient of collateral has no right to rehypothecate pledged collateral.

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

For the period ended December 31, 2016, we employed the procedures to value our MBS that have been established by the Pricing Committee and also applied those procedures to value our non-MBS investments with the exception of floating-rate HFA securities. We have reviewed the Pricing Committee's procedures and determined that they are reasonably designed to determine that the estimated prices were exit prices. Accordingly, the following descriptions of our procedures for the period ended December 31, 2016, are the same as those established by the Pricing Committee. These processes are described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Fair Values — Investment Securities.

The four designated and market-recognized pricing vendors from whom we collected prices used various proprietary models. The inputs to those models were derived from various sources including, but not limited to, benchmark yields, reported trades, dealer indications, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many private-label

MBS (and to a lesser extent other investment securities) do not trade on a daily basis, the pricing vendors used available information such as benchmark yield curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all securities valuations, which facilitates resolution of potentially erroneous prices as identified by our methodology.

For the period ended December 31, 2016, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

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

As of December 31, 2016, four vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

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

In general, lower prevailing interest rates are expected to result in the acceleration of premium and discount amortization and accretion, compared with the effect of higher prevailing interest rates that would tend to decelerate the amortization and accretion of premiums and discounts. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization will also depend on the accuracy of prepayment projections compared with actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and the response of borrowing consumers in terms of refinancing activity to future market conditions even if the market conditions were known. However, actual prepayment speeds observed in these rate environments can be influenced by factors such as home price trends and lender credit underwriting standards. For example, in the recent very-low interest-rate environment, borrower refinancing activity has generally been lower than models would have predicted based on experience prior to the housing recession that commenced in 2008.

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios and including accretion associated with a significant increase in a security's expected cash flows, for the years ended December 31, 2016, 2015, and 2014, was a net increase to income of $15.5 million, $19.5 million, and $16.7 million, respectively.

Allowance for Loan Losses

Advances. We have experienced no credit losses on advances and currently do not anticipate any credit losses on advances for the reasons discussed under — Financial Condition — Advances Credit Risk. Accordingly, we make no allowance for losses on advances.

At December 31, 2016, and December 31, 2015, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. We believe that policies and procedures are in place to appropriately manage the credit risk associated with advances.

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

As of December 31, 2016 and 2015, the allowance for loan losses on the conventional mortgage loan portfolio was $650,000 and $1.0 million, respectively. The allowance reflects our estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2016 and 2015.

Our allowance for loan-losses methodology estimates the amount of probable incurred losses that are inherent in the portfolio, but have not yet been realized. We then apply the risk-mitigating features of the MPF program to the estimated loss, which can include PMI, SMI, member-provided credit enhancements (described below), and any other credit enhancement. The credit enhancement represents the participating financial institution's continuing obligation to absorb a portion of the credit losses arising from the participating financial institution's master commitment(s). Additionally, certain credit-enhancement fees can be withheld from the participating financial institution to mitigate losses from our investments in MPF loans and therefore we consider our expectations by each master commitment for such withheld fees in determining the allowance for loan losses. More specifically the amount of credit-enhancement fees available to mitigate losses is calculated by adding accrued credit-enhancement fees to be paid to participating financial institutions and projected credit-enhancement fees to be paid to the participating financial institutions over the remaining estimated life of the master commitment and then subtracting any losses incurred or expected to be incurred.

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

We perform our other-than-temporary impairment analysis for our private-label residential MBS using key modeling assumptions, inputs, and methodologies provided by the OTTI Governance Committee, a committee that was formed by the FHLBanks to ensure consistency among the FHLBanks in their analyses of other-than-temporary impairment of private-label MBS in accordance with certain related guidance provided by the FHFA, for our cash-flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. The FHFA provides certain guidelines to the FHLBanks for determining other-than-temporary impairment with the objective of promoting consistency in the determination of other-than-temporary impairment for private-label MBS among the FHLBanks. In general terms, these guidelines provide that each FHLBank:

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

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Recent significant regulatory actions and developments are summarized below.

FHFA Final Rule on Acquired Member Assets. On December 19, 2016, the FHFA published the final Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that will qualify as AMA to include mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk sharing requirement by allowing an FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. The assets delivered must now be credit enhanced by the member up to the FHLBank determined “AMA investment grade” instead of a specific NRSRO rating; and

•	retained the option to allow a member to meet its credit enhancement obligation by purchasing loan level SMI or pool level insurance once an FHLBank has established standards for qualified insurers.

We do not anticipate that the final rule will have a negative impact on the volume of AMA loan assets or on our costs of operation. After the effectiveness of the AMA regulation, our methodology to set the credit enhancement amount at an “AMA investment grade” required that the risk of loss be limited to the losses equivalent to an investor in a double-A rated MBS at the time of purchase. As of the date of filing of this report, we have set our “AMA investment grade” at A-minus rated MBS.

FHFA Final Rule on New Business Activities. On December 19, 2016, the FHFA issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which a FHLBank must seek approval from the FHFA. In addition, the final rule establishes certain timelines for FHFA review and approval of NBA notices. The final rule also clarifies the protocol for FHFA review of NBAs. Under the final rule, acceptance of new types of legally-permissible collateral by the FHLBanks would not constitute a new business activity or require approval from the FHFA prior to acceptance. Instead, the FHFA would review new collateral types as part of the annual exam process. We do not anticipate that the final rule will materially impact us.

FHFA Proposed Rule on Minority and Women Inclusion. On October 27, 2016, the FHFA proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would further define the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. These proposed amendments update existing FHFA regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all Bank business and activities, including management, employment and contracting.

The proposed amendments would, among other things:

•
require the FHLBanks to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require the FHLBanks to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers, as well as more detailed information about the FHLBanks' contracting activities.

We submitted a joint comment letter with the other FHLBanks and the Office of Finance on December 27, 2016, which primarily related to the proposed rule’s enhanced reporting and contract requirements. The proposed rule, if adopted, may substantially increase the amount of tracking, monitoring, and reporting that would be required of each FHLBank.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 28, 2017, Moody’s long-and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a stable outlook.

As of February 28, 2017, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk. Principal among our tools for interest-rate-risk management is the issuance of debt that can be used to match interest-rate-risk exposures of our assets. For example, we can issue a CO with a maturity of five years to fund an investment with a five-year maturity. The debt may be noncallable until maturity or callable on and/or after a certain date.

COs may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2016, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.5 billion, compared with $14.3 billion at December 31, 2015, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $667.0 million and $1.4 billion at December 31, 2016, and December 31, 2015, respectively.

To achieve certain risk-management objectives, we also use interest-rate derivatives that alter the effective maturities, repricing frequencies, or option-related characteristics of financial instruments. These may include swaps, swaptions, caps, collars, and floors. For example, as an alternative to issuing a fixed-rate bond to fund a fixed-rate advance, we might enter into an interest-rate swap that receives a floating-rate coupon and pays a fixed-rate coupon, thereby effectively converting the fixed-rate advance to a floating-rate advance.

Because the interest-rate swaps and hedged assets and liabilities trade in different markets, they are subject to basis risk that is reflected in our Value at risk (VaR) calculations and fair-value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the hedged items that are attributable to changes in the benchmark LIBOR interest rate.

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

Investments and Mortgage Loans

We hold certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At December 31, 2016, and December 31, 2015, this portfolio of hedged investments had an amortized cost of $900.4 million and $924.4 million, respectively.

We also manage the market and interest-rate risk in our MBS portfolio. For MBS classified as held-to-maturity, we use debt that matches the characteristics of the portfolio assets. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, we may use fixed-rate debt.

We also use interest-rate swaps to manage the fair-value sensitivity of the portion of our MBS portfolio that is classified as trading securities as an economic offset to the duration and convexity risks arising from these assets.

We manage the interest-rate and prepayment risk associated with mortgage loans through the issuance of both callable and noncallable debt to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans.

We mitigate our exposure to changes in interest rates by funding a portion of our mortgage portfolio with callable debt. When interest rates change, our option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-

prepayment option. However, because this option is not fully hedged by the callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates.

Swapped Consolidated Obligation Debt

We may also issue bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $7.6 billion, or 28.1 percent of our total outstanding CO bonds at December 31, 2016, compared with $6.4 billion, or 25.2 percent of total outstanding CO bonds, at December 31, 2015.

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

For purposes of measuring this ratio, the BVE is equal to our permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2016, our MVE was $3.6 billion and our BVE was $3.7 billion. At December 31, 2015, our MVE was $3.4 billion and our BVE was $3.5 billion. Our ratio of MVE to BVE was 98 percent at December 31, 2016, compared with 97 percent at December 31, 2015.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 100 percent with an associated management action trigger of 102 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2016, and December 31, 2015, that ratio was 148 percent and 143 percent, respectively.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR stress scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992.

The table below presents the historical simulation VaR estimate as of December 31, 2016, and December 31, 2015, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	December 31, 2016		December 31, 2015
Confidence Level	% of MVE (2)	$ million	% of MVE (2)	$ million
50%	(0.01)%	$(0.4)	0.13%	$4.6
75%	0.51	18.5	0.43	14.7
95%	1.87	67.4	1.43	48.6
99%	3.29	118.8	2.46	83.9
_______________________

(1)
To be consistent with FHFA guidance, we have excluded VaR stress scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)	Loss exposure is expressed as a percentage of base MVE.

The following table outlines our VaR exposure to the 99th percentile, consistent with FHFA regulations, over 2016 and 2015.
Value-at-Risk 99th Percentile (dollars in millions)

	2016	2015
Year ending December 31	$118.8	$83.9
Average VaR for year ending December 31	105.6	70.3
Maximum month-end VaR during the year ending December 31	127.7	96.0
Minimum month-end VaR during the year ending December 31	80.8	45.8

Our risk-management policy requires that VaR not exceed $275.0 million and an associated management action trigger of $225.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' Risk Committee of such breach. We complied with our VaR limit at all times during the year ended December 31, 2016.

Duration of Equity. Another measure of risk that we use is duration of equity. Duration of equity measures the percentage change to shareholder value due to movements in interest rates. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and a depreciation in shareholder value for increasing rate environments. We have established a limit of +/- 4.0 years for duration of equity with an associated management action trigger of +/- 3.5 years based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Our policies require us to notify our board of directors' Risk Committee of such breach. We complied with this limit in 2016.

As of December 31, 2016, our duration of equity was +1.67 years, compared with +0.07 years at December 31, 2015.

Convexity Management Action Trigger and Limit. We measure the convexity of our MVE and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent in an up or down 200 basis point parallel rate shock scenario. Our policies require management to notify the board of director’s Risk Committee if the limit is breached. As per the percent change in MVE lines in the tables below, we were in compliance with the limit at each of December 31, 2016, and December 31, 2015.

MPF Portfolio Management Action Trigger of 25 Percent of Our VaR Limit. We have established a management action trigger for VaR exposure from our investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of our overall VaR limit. While we seek to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and our funding curves. This management action trigger was $68.8 million at December 31, 2016, based on our overall VaR limit of $275.0 million. Our actual MPF portfolio VaR exposure at December 31, 2016, was $76.9 million, compared with $66.6 million as of December 31, 2015.

We exceeded the MPF Portfolio VaR management action trigger at December 31, 2016. This was largely the result of the recent increase in interest rates and projected extension of the MPF portfolio and callable debt used to fund this portfolio. Therefore, management reviewed the risk exposure in the MPF portfolio and the risk exposure of the entire balance sheet as required by the trigger. The risk of the overall balance sheet as measured by VaR remained well below both its management action trigger and limit, as such management decided no reduction to the MPF risk profile was required at the time. Should we continue to exceed our MPF VaR management action trigger, and should our VaR increase closer to its trigger and limit, we expect that management could reduce our risk exposure by making changes to the balance sheet including but not limited to altering the debt profile.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in interest rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities, are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes, greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration shorter than our liabilities. Our duration gap was +1.17 months at December 31, 2016, compared with +0.05 months at December 31, 2015.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential, additional other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where our projected return on regulatory capital would fall below three-month LIBOR over the following 12-month horizon in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2016, and December 31, 2015, showed that in the worst-case scenario, our return on regulatory capital falls to 207 basis points and 135 basis points, respectively, above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 5.8 percent as of both December 31, 2016 and 2015.
Our economic capital ratio was not below 4.0 percent at any time during the year ended December 31, 2016.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in millions).

	December 31, 2016
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,385	$3,485	$3,618	$3,606	$3,506	$3,379	$3,240
Percent change in MVE from base	(6.1)%	(3.3)%	0.3%	—%	(2.8)%	(6.3)%	(10.1)%
MVE/BVE	92.5%	95.2%	98.8%	98.5%	95.8%	92.3%	88.5%
MVE/Par Stock	138%	143%	148%	148%	143%	138%	133%
Duration of Equity	-1.64 years	-3.35 years	-1.11 years	+1.67 years	+3.39 years	+3.93 years	+4.42 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.4%	2.6%	2.9%	2.9%	2.6%	2.4%	2.1%
Net income percent change from base	(41.6)%	(37.3)%	(22.7)%	—%	18.2%	37.1%	55.2%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for December 31, 2016, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; or d) changes in fair values from trading securities and hedging activities.

	December 31, 2015
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE(2)	$3,101	$3,219	$3,364	$3,404	$3,359	$3,258	$3,130
Percent change in MVE from base	(8.9)%	(5.4)%	(1.2)%	—%	(1.3)%	(4.3)%	(8.0)%
MVE/BVE	88.4%	91.8%	95.9%	97.0%	95.8%	92.9%	89.2%
MVE/Par Stock	130%	135%	141%	143%	141%	137%	132%
Duration of Equity	-2.37 years	-4.10 years	-2.38 years	+0.07 years	+2.28 years	+3.53 years	+4.25 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.6%	2.5%	2.6%	2.4%	2.2%	1.8%	1.4%
Net income percent change from base	(24.0)%	(26.0)%	(21.5)%	—%	22.3%	41.0%	57.6%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2016, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the
Federal Home Loan Bank of Boston:

In our opinion, the accompanying balance sheets and the related statements of operations, comprehensive income, capital, and cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston at December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Boston, Massachusetts
March 24, 2017

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$520,031	$254,218
Interest-bearing deposits	278	197
Securities purchased under agreements to resell	5,999,000	6,700,000
Federal funds sold	2,700,000	2,120,000
Investment securities:
Trading securities	612,622	230,134
Available-for-sale securities - includes $7,968 and $22,822 pledged as collateral at December 31, 2016 and 2015, respectively that may be repledged	6,588,664	6,314,285
Held-to-maturity securities - includes $23,618 and $42,703 pledged as collateral at December 31, 2016 and 2015, respectively that may be repledged (a)	2,130,767	2,654,565
Total investment securities	9,332,053	9,198,984
Advances	39,099,339	36,076,167
Mortgage loans held for portfolio, net of allowance for credit losses of $650 and $1,025 at December 31, 2016 and 2015, respectively	3,693,894	3,581,788
Accrued interest receivable	84,653	84,442
Premises, software, and equipment, net	5,211	3,360
Derivative assets, net	61,598	40,117
Other assets	49,529	43,396
Total Assets	$61,545,586	$58,102,669
LIABILITIES
Deposits
Interest-bearing	$444,897	$458,513
Non-interest-bearing	37,266	24,089
Total deposits	482,163	482,602
Consolidated obligations (COs):
Bonds	27,171,434	25,427,277
Discount notes	30,053,964	28,479,097
Total consolidated obligations	57,225,398	53,906,374
Mandatorily redeemable capital stock	32,687	41,989
Accrued interest payable	80,822	81,268
Affordable Housing Program (AHP) payable	81,627	82,081
Derivative liabilities, net	357,876	442,007
Other liabilities	40,235	43,435
Total liabilities	58,300,808	55,079,756
Commitments and contingencies (Note 19)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,113 shares and 23,367 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,411,306	2,336,662
Retained earnings:
Unrestricted	987,711	934,214
Restricted	229,275	194,634
Total retained earnings	1,216,986	1,128,848
Accumulated other comprehensive loss	(383,514)	(442,597)
Total capital	3,244,778	3,022,913
Total Liabilities and Capital	$61,545,586	$58,102,669
_______________________________________
(a)   Fair values of held-to-maturity securities were $2,372,290 and $2,923,124 at December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2016	2015	2014
INTEREST INCOME
Advances	$337,150	$239,365	$227,308
Prepayment fees on advances, net	3,753	7,637	9,060
Securities purchased under agreements to resell	11,474	4,825	3,048
Federal funds sold	22,562	6,481	3,560
Investment securities:
Trading securities	9,194	9,144	9,395
Available-for-sale securities	115,854	97,557	66,516
Held-to-maturity securities	87,250	96,475	112,636
Prepayment fees on investments	479	661	1,485
Total investment securities	212,777	203,837	190,032
Mortgage loans held for portfolio	119,910	122,704	125,600
Other	538	73	11
Total interest income	708,164	584,922	558,619
INTEREST EXPENSE
Consolidated obligations:
Bonds	361,006	329,285	320,976
Discount notes	93,362	28,221	15,461
Total consolidated obligations	454,368	357,506	336,437
Deposits	679	77	67
Mandatorily redeemable capital stock	1,364	1,636	8,819
Other borrowings	4	6	4
Total interest expense	456,415	359,225	345,327
NET INTEREST INCOME	251,749	225,697	213,292
(Reduction of) provision for credit losses	(277)	(330)	61
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	252,026	226,027	213,231
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(1,974)	(1,284)	(1,771)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(1,336)	(2,775)	192
Net other-than-temporary impairment losses on investment securities, credit portion	(3,310)	(4,059)	(1,579)
Litigation settlements	39,211	184,879	22,000
Loss on early extinguishment of debt	(1,484)	(354)	(3,068)
Service fees	7,701	8,050	7,159
Net unrealized (losses) gains on trading securities	(4,410)	(4,890)	972
Net losses on derivatives and hedging activities	(8,591)	(11,260)	(4,685)
Other	207	(365)	(964)
Total other income	29,324	172,001	19,835
OTHER EXPENSE
Compensation and benefits	47,089	46,089	36,729
Other operating expenses	23,008	20,921	20,818
Federal Housing Finance Agency (the FHFA)	3,643	3,791	2,980
Office of Finance	3,011	3,006	2,760
Other	11,995	2,575	2,368
Total other expense	88,746	76,382	65,655
INCOME BEFORE ASSESSMENTS	192,604	321,646	167,411
AHP	19,397	32,328	17,623
NET INCOME	$173,207	$289,318	$149,788

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)
	For the Year Ended December 31,
	2016	2015	2014
Net income	$173,207	$289,318	$149,788
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	909	(64,095)	28,142
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to (from) non-interest income	1,336	2,775	(192)
Accretion of noncredit portion	36,070	43,382	49,178
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	37,406	46,157	48,986
Net unrealized gains (losses) relating to hedging activities
Unrealized losses	(732)	(13,671)	(38,502)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	23,782	23,862	8,668
Total net unrealized gains (losses) relating to hedging activities	23,050	10,191	(29,834)
Pension and postretirement benefits	(2,282)	2,136	(2,764)
Total other comprehensive income (loss)	59,083	(5,611)	44,530
Comprehensive income	$232,290	$283,707	$194,318

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2016, 2015, and 2014 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2013	25,305	$2,530,471	$681,978	$106,812	$788,790	$(481,516)	$2,837,745
Comprehensive income			119,830	29,958	149,788	44,530	194,318
Proceeds from sale of capital stock	2,039	203,882					203,882
Repurchase of capital stock	(2,664)	(266,347)					(266,347)
Shares reclassified to mandatorily redeemable capital stock	(549)	(54,892)					(54,892)
Cash dividends on capital stock			(36,920)		(36,920)		(36,920)
BALANCE, DECEMBER 31, 2014	24,131	2,413,114	764,888	136,770	901,658	(436,986)	2,877,786
Comprehensive income			231,454	57,864	289,318	(5,611)	283,707
Proceeds from sale of capital stock	2,691	269,076					269,076
Repurchase of capital stock	(3,454)	(345,474)					(345,474)
Shares reclassified to mandatorily redeemable capital stock	(1)	(54)					(54)
Cash dividends on capital stock			(62,128)		(62,128)		(62,128)
BALANCE, DECEMBER 31, 2015	23,367	2,336,662	934,214	194,634	1,128,848	(442,597)	3,022,913
Comprehensive income			138,566	34,641	173,207	59,083	232,290
Proceeds from sale of capital stock	4,554	455,451					455,451
Repurchase of capital stock	(3,808)	(380,767)					(380,767)
Shares reclassified to mandatorily redeemable capital stock	—	(40)					(40)
Cash dividends on capital stock			(85,069)		(85,069)		(85,069)
BALANCE, DECEMBER 31, 2016	24,113	$2,411,306	$987,711	$229,275	$1,216,986	$(383,514)	$3,244,778

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$173,207	$289,318	$149,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(40,332)	(58,337)	(69,567)
(Reduction of) provision for credit losses	(277)	(330)	61
Change in net fair-value adjustments on derivatives and hedging activities	25,341	26,565	(41,025)
Net other-than-temporary impairment losses on investment securities, credit portion	3,310	4,059	1,579
Loss on early extinguishment of debt	1,484	354	3,068
Other adjustments	8,008	(587)	194
Net change in:
Market value of trading securities	4,410	4,890	(972)
Accrued interest receivable	(218)	(7,031)	6,044
Other assets	(1,444)	(2,022)	3,615
Accrued interest payable	(446)	(9,956)	7,839
Other liabilities	(7,334)	30,179	4,354
Total adjustments	(7,498)	(12,216)	(84,810)
Net cash provided by operating activities	165,709	277,102	64,978

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(16,949)	(47,431)	(43,191)
Securities purchased under agreements to resell	701,000	(1,450,000)	(1,500,000)
Federal funds sold	(580,000)	430,000	(1,700,000)
Premises, software, and equipment	(3,381)	(1,155)	(1,756)
Trading securities:
Proceeds from long-term	12,692	9,944	3,177
Purchases of long-term	(399,155)	—	—
Available-for-sale securities:
Proceeds from long-term	1,299,593	963,719	1,298,755
Purchases of long-term	(1,618,180)	(1,884,234)	(2,676,090)
Held-to-maturity securities:
Proceeds from long-term	589,470	774,687	863,763
Advances to members:
Proceeds	345,626,842	343,453,372	287,664,979
Disbursements	(348,770,289)	(346,147,412)	(293,721,805)
Mortgage loans held for portfolio:
Proceeds	587,203	560,553	425,114
Purchases	(715,274)	(677,879)	(555,520)
Proceeds from sale of foreclosed assets	5,075	7,631	8,146
Net cash used in investing activities	(3,281,353)	(4,008,205)	(9,934,428)

FINANCING ACTIVITIES
Net change in deposits	(339)	113,731	(146,802)
Net payments on derivatives with a financing element	(13,268)	(17,787)	(17,653)
Net proceeds from issuance of consolidated obligations:

Discount notes	163,426,877	142,833,896	127,396,166
Bonds	18,313,281	11,782,583	11,962,889
Bonds transferred from other Federal Home Loan Banks	—	87,783	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(161,858,661)	(139,669,947)	(118,148,757)
Bonds	(16,466,706)	(11,874,284)	(9,859,853)
Proceeds from issuance of capital stock	455,451	269,076	203,882
Payments for redemption of mandatorily redeemable capital stock	(9,342)	(256,664)	(733,641)
Payments for repurchase of capital stock	(380,767)	(345,474)	(266,347)
Cash dividends paid	(85,069)	(62,128)	(36,931)
Net cash provided by financing activities	3,381,457	2,860,785	10,352,953
Net increase (decrease) in cash and due from banks	265,813	(870,318)	483,503
Cash and due from banks at beginning of the year	254,218	1,124,536	641,033
Cash and due from banks at end of the year	$520,031	$254,218	$1,124,536
Supplemental disclosures:
Interest paid	$505,267	$430,381	$414,950
AHP payments	$18,575	$16,716	$12,012
Noncash transfers of mortgage loans held for portfolio to other assets	$3,112	$6,950	$8,455

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Background Information

We are a federally chartered corporation and one of 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages, targeted community development and economic growth. Each FHLBank operates in a specifically defined geographic territory, or district. We provide a readily available, competitively priced source of funds to our members and certain nonmember institutions located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs) and insurance companies with their principal places of business in New England and engaged in residential housing finance, may apply for membership. Additionally, certain nonmember institutions (referred to as housing associates) that meet applicable legal criteria may also borrow from us. While eligible to borrow, housing associates are not our members and, therefore, are not allowed to hold capital stock. As we are a cooperative, current and former members own all of our outstanding capital stock and may receive dividends on their investment. We do not have any wholly or partially owned subsidiaries, and we do not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

All members must purchase our stock as a condition of membership, as well as a condition of engaging in certain business activities with us.

The FHFA, our primary regulator, is the independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae). A purpose of the FHFA is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the FHFA is responsible for ensuring that 1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets, 2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing and Economic Recovery Act (HERA) and the authorizing statutes, 3) each FHLBank carries out its statutory mission through only activities that are authorized under and consistent with HERA and the authorizing statutes, and 4) the activities of each FHLBank and the manner in which such FHLBank is operated is consistent with the public interest. Each FHLBank is a separate legal entity with its own management, employees, and board of directors.

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

Financial Instruments Meeting Netting Requirements

We present certain financial instruments on a net basis when they are subject to a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements.

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

Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. At December 31, 2016 and 2015, we had $6.0 billion and $6.7 billion in securities purchased under agreements to resell. There were no offsetting amounts related to these securities at December 31, 2016 and 2015.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

These investments provide short-term liquidity and are carried at cost. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that we consider to be of investment quality. Securities purchased under agreements to resell are treated as short-term collateralized loans that are classified as assets in the statement of condition. These securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians, which we have approved. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to provide additional securities in safekeeping in our name in an amount equal to the decrease or remit cash in such amount. If the counterparty defaults on this obligation, we will decrease the dollar value of the resale agreement accordingly. We have not sold or repledged the collateral received on securities purchased under agreements to resell. Securities purchased under agreements to resell averaged $3.4 billion during 2016 and $4.8 billion during 2015, and the maximum amount outstanding at any month-end during 2016 and 2015 was $7.0 billion and $8.1 billion, respectively.

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

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivatives, or in an economic hedging relationship, are recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities. For available-for-sale securities that have been hedged under fair-value hedge designations, we record the portion of the change in fair value related to the risk being hedged in other income as net losses on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities.

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

In performing a detailed cash-flow analysis, we estimate the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred. For determining the present value of variable-rate and hybrid private-label residential MBS, we use the effective interest rate derived from a variable-rate index, such as one-month London Interbank Offered Rate (LIBOR), plus the contractual spread, plus or minus a fixed-spread adjustment when there is an existing discount or premium on the security. Because the implied forward yield curve of a selected variable-rate index changes over time, the effective interest rates derived from that index will also change over time and would therefore impact the present value of the subject security.

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

•
Advances issued under our Jobs for New England (JNE) and Helping to House New England (HHNE) programs have an interest rate of zero percent. Due to the below market interest rate, we record a discount on the advance and an interest rate subsidy expense at the time that we transact the advance. The subsidy expense is recorded in other expense in the statement of operations. We do not charge a prepayment fee for advances issued under the JNE and HHNE programs.

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

If a new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to interest income over the life of the modified advance using the level-yield method. This amortization is recorded in advance-interest income. If the modified advance is hedged, changes in fair value are recorded after the amortization of the basis adjustment. This amortization results in offsetting amounts being recorded in net interest income and net losses on derivatives and hedging activities in other income.

For prepaid advances that were hedged and met the hedge-accounting requirements, we terminate the hedging relationship upon prepayment and record the prepayment fee net of the hedging fair-value adjustment in the basis of the advance as prepayment fees on advances, net in interest income. If we fund a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, we evaluate whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria, the modified advance is marked to fair value after the modification, and subsequent fair-value changes are recorded in other income as net losses on derivatives and hedging activities.

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

Mortgage Loans Held for Portfolio

We participate in the MPF program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 9 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2016, all our investments in mortgage loans are held for portfolio. Accordingly, these investments are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from investments initially classified as mortgage loan commitments, direct write-downs, and the allowance for credit losses on mortgage loans.

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

Real Estate Owned

Real-estate-owned property (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is recorded as other assets in the statement of condition and is carried at the lower of cost or fair value less estimated selling costs. At December 31, 2016 and 2015, we had $2.2 million and $3.6 million, respectively, in assets classified as REO. Fair value is derived from third-party valuations of the property. If the fair value of the REO less estimated selling costs is less than the recorded investment in the MPF loan at the date of transfer, we recognize a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.

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

Accounting for Fair-Value and Cash-Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair-value or cash-flow hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk are recorded either in earnings in the case of fair-value hedges or other comprehensive income (loss) in the case of cash-flow hedges. Our approaches to hedge accounting are:

•
long-haul hedge accounting, which generally requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items attributable to the hedged risk or forecasted transactions and whether those derivatives may be expected to remain effective in future periods; and

•
short-cut hedge accounting, which can be used for transactions for which the assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest-rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. Beginning in November 2014, to streamline certain operational processes, we discontinued the use of short-cut hedge accounting for new hedge relationships entered into after that date; short-cut hedge relationships entered into prior to that date will continue as short-cut hedge relationships until they mature or are terminated.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as net losses on derivatives and hedging activities.

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss), a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item attributable to the hedged risk or the variability in the cash flows of the forecasted transaction) is recorded in other income (loss) as net losses on derivatives and hedging activities.

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but is an acceptable hedging strategy under our risk-management policy. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income (loss) as net losses on derivatives and hedging activities with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments.

Accrued Interest Receivable and Payable. The differential between accrual of interest receivable and payable on derivatives designated as a fair-value hedge or as a cash-flow hedge is recognized through adjustments to the interest income or interest expense of the designated hedged investment securities, advances, COs, deposits, or other financial instruments. The differential between accrual of interest receivable and payable on economic hedges is recognized in other income (loss), along with changes in fair value of these derivatives, as net losses on derivatives and hedging activities.

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

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2016, and 2015, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 8 — Advances for the fair value of these embedded derivatives.

Premises, Software, and Equipment

We record premises, software, and equipment at cost less accumulated depreciation and amortization and compute depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. We amortize leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. We include gains and losses on disposal of premises, software, and equipment in other income (loss) on the statement of operations. The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. At December 31, 2016, and 2015, we had $1.8 million and $1.3 million, respectively, in unamortized computer software costs.

Accumulated Depreciation and Amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $15.8 million and $14.5 million at December 31, 2016, and 2015, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for premises, software, and equipment was $1.5 million, $1.7 million, and $1.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts include $640,000, $820,000, and $857,000 of amortization of computer software costs for the years ended December 31, 2016, 2015, and 2014, respectively.

Disposal of Premises, Software, and Equipment. There were no realized gains or losses on disposal of premises, software, and equipment for the years ended December 31, 2016 and 2014. Net realized losses on disposal of premises, software, and equipment were $65,000 for the year ended December 31, 2015.

Consolidated Obligations

We record COs at amortized cost.

Discounts and Premiums. We accrete discounts and amortize premiums on COs to interest expense using the level-yield method over the contractual term to maturity of the CO.

Concessions on COs. We pay concessions to dealers in connection with the issuance of certain COs. The Office of Finance prorates the amounts paid to dealers based upon the percentage of debt issued that we assumed. We record concessions paid on COs as a direct reduction from their carrying amounts, consistent with the presentation of discounts on COs. These dealer concessions are amortized using the level-yield method over the contractual term to maturity of the COs. The amortization of those concessions is included in CO interest expense on the statement of operations.

Mandatorily Redeemable Capital Stock

We reclassify stock subject to redemption from equity to a liability after a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership, since the shares meet the definition of a mandatorily redeemable financial instrument upon such instances. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on mandatorily redeemable capital stock are accrued at the expected dividend rate for Class B stock and reflected as interest expense on the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

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

Reclassification

Certain amounts in the 2015 and 2014 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2016.

On January 1, 2016, we retrospectively adopted the guidance Simplifying the Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board (FASB) on April 7, 2015. As a result, $6.1 million of unamortized debt issuance costs included in other assets at December 31, 2015, were reclassified as a reduction in the balance of the corresponding CO bonds on the statement of condition at December 31, 2015. Accordingly, our total assets and total liabilities each decreased by $6.1 million at December 31, 2015. The adoption of this guidance did not have any effect on our results of operations and cash flows.

Note 2 — Recently Issued and Adopted Accounting Guidance

Restricted Cash. On November 17, 2016, the FASB issued amended guidance to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective on January 1, 2018, for the Bank, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. The adoption of this new guidance is not expected to have a material impact on our financial condition, results of operations, and cash flows.
Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This guidance is effective for us for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. We performed an assessment of the amendments and concluded that adoption of this guidance will have no effect on our financial condition, results of operations and cash flows.

Financial Instruments - Credit Losses. On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The new guidance requires a financial asset, or a group of financial assets, measured at amortized cost to be presented at the net amount expected to be collected over the contractual term of the financial asset(s). The guidance also requires, among other things, the following:

•
The statement of income reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.

•
Entities determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price.

•
Entities record credit losses relating to available-for-sale debt securities through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost.

•	Public entities further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination.

This guidance is effective for us for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance is required to be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We do not intend to adopt the new guidance early. While we are in the process of evaluating this guidance, we expect the adoption of the guidance will result in an increase in the allowance for credit losses given the requirement to assess losses for the entire estimated life of the financial asset. The effect on our financial condition, results of operations, and cash flows will depend upon the composition of our financial assets held at the adoption date as well as the economic conditions and forecasts at that time.

Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). On March 14, 2016, the FASB issued updated guidance to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Specifically, the updated guidance clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2017. The adoption of this guidance had no effect on our financial condition, results of operations and cash flows.

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

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2019, and early application is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

•	Requires equity investments (with certain exceptions) to be measured at fair value with changes in fair value recognized in net income.

•
Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statement of condition or the accompanying notes to the financial statements.

•
Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition.

This guidance becomes effective for us for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, are required to be applied by means of a cumulative-effect adjustment on the statement of condition as of the beginning of the period of adoption. We are in the process of evaluating this guidance, and its effect on our financial condition, results of operations, and cash flows has not yet been determined.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued its guidance on revenue from contracts with customers. This guidance outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In August of 2015, the FASB deferred the effective date for the new revenue recognition guidance until January 1, 2018. In March of 2016, the FASB issued additional guidance related to distinguishing when an entity is acting as a principal versus an agent in contracts with customers. The distinction is relevant to reporting revenue gross (as principal) or net (as agent). In April of 2016, the FASB issued additional guidance for identifying performance obligations and licensing agreements for purposes of revenue recognition. Financial instruments and other contractual rights within the scope of other GAAP guidance are excluded from the scope of this new revenue recognition guidance. This guidance is effective for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016. We do not intend to adopt this new guidance early. Given that the majority of our financial instruments and other contractual rights that generate revenue are covered by other GAAP, the effect of this guidance on our financial condition, results of operations, and cash flows is not expected to be material.

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

Note 3 — Cash and Due from Banks

Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank of Boston.

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $165.6 million and $192.2 million for the years ended December 31, 2016 and 2015, respectively.

Note 4 — Trading Securities

Major Security Types. Our trading securities as of December 31, 2016 and 2015, were (dollars in thousands):

	December 31, 2016	December 31, 2015
U.S. Treasury obligations	$399,521	$—

MBS
U.S. government-guaranteed – single-family	8,494	10,296
GSEs – single-family	768	1,449
GSEs – multifamily	203,839	218,389
	213,101	230,134
Total	$612,622	$230,134

Net unrealized losses on trading securities for the years ended December 31, 2016 and 2015, amounted to $4.4 million and $4.9 million for securities held on December 31, 2016 and 2015, respectively. Net unrealized gains on trading securities for the year ended December 31, 2014, amounted to $972,000 for securities held on December 31, 2014.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of December 31, 2016, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$9,350	$—	$(1,204)	$8,146
Supranational institutions	452,021	—	(29,401)	422,620
U.S. government-owned corporations	317,588	—	(45,631)	271,957
GSEs	130,798	—	(13,330)	117,468
	909,757	—	(89,566)	820,191
MBS
U.S. government guaranteed – single-family	127,032	16	(2,321)	124,727
U.S. government guaranteed – multifamily	565,593	45	(2,277)	563,361
GSEs – single-family	4,447,803	1,765	(45,713)	4,403,855
GSEs – multifamily	675,288	1,242	—	676,530
	5,815,716	3,068	(50,311)	5,768,473
Total	$6,725,473	$3,068	$(139,877)	$6,588,664
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

The following table summarizes our available-for-sale securities with unrealized losses as of December 31, 2016, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$8,146	$(1,204)	$—	$—	$8,146	$(1,204)
Supranational institutions	—	—	422,620	(29,401)	422,620	(29,401)
U.S. government-owned corporations	—	—	271,957	(45,631)	271,957	(45,631)
GSEs	—	—	117,468	(13,330)	117,468	(13,330)
	8,146	(1,204)	812,045	(88,362)	820,191	(89,566)

MBS
U.S. government guaranteed – single-family	31,606	(4)	90,854	(2,317)	122,460	(2,321)
U.S. government guaranteed – multifamily	326,126	(1,261)	165,246	(1,016)	491,372	(2,277)
GSEs – single-family	3,517,094	(39,181)	351,331	(6,532)	3,868,425	(45,713)
	3,874,826	(40,446)	607,431	(9,865)	4,482,257	(50,311)
Total temporarily impaired	$3,882,972	$(41,650)	$1,419,476	$(98,227)	$5,302,448	$(139,877)

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
Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at December 31, 2016 and 2015, were (dollars in thousands):

	December 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	9,350	8,146	—	—
Due after five years through 10 years	171,589	161,746	128,473	121,722
Due after 10 years	728,818	650,299	795,899	700,951
	909,757	820,191	924,372	822,673
MBS (1)	5,815,716	5,768,473	5,527,631	5,491,612
Total	$6,725,473	$6,588,664	$6,452,003	$6,314,285
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 6 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of December 31, 2016, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$2,159	$—	$2,159	$56	$—	$2,215
HFA securities	162,568	—	162,568	11	(19,291)	143,288
	164,727	—	164,727	67	(19,291)	145,503
MBS
U.S. government guaranteed – single-family	12,719	—	12,719	246	—	12,965
U.S. government guaranteed – multifamily	1,532	—	1,532	—	—	1,532
GSEs – single-family	812,836	—	812,836	16,881	(519)	829,198
GSEs – multifamily	318,667	—	318,667	11,692	—	330,359
Private-label – residential	999,149	(191,804)	807,345	240,818	(8,373)	1,039,790
Asset-backed securities (ABS) backed by home equity loans	13,515	(574)	12,941	602	(600)	12,943
	2,158,418	(192,378)	1,966,040	270,239	(9,492)	2,226,787
Total	$2,323,145	$(192,378)	$2,130,767	$270,306	$(28,783)	$2,372,290

Our held-to-maturity securities as of December 31, 2015, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$3,605	$—	$3,605	$180	$—	$3,785
HFA securities	170,928	—	170,928	18	(21,356)	149,590
	174,533	—	174,533	198	(21,356)	153,375
MBS
U.S. government guaranteed – single-family	15,999	—	15,999	354	—	16,353
U.S. government guaranteed – multifamily	17,794	—	17,794	21	(7)	17,808
GSEs – single-family	1,093,124	—	1,093,124	26,562	(142)	1,119,544
GSEs – multifamily	386,635	—	386,635	18,118	—	404,753
Private-label – residential	1,180,661	(229,117)	951,544	257,312	(12,262)	1,196,594
ABS backed by home equity loans	15,604	(668)	14,936	682	(921)	14,697
	2,709,817	(229,785)	2,480,032	303,049	(13,332)	2,769,749
Total	$2,884,350	$(229,785)	$2,654,565	$303,247	$(34,688)	$2,923,124

The following table summarizes our held-to-maturity securities with unrealized losses as of December 31, 2016, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$140,959	$(19,291)	$140,959	$(19,291)

MBS
GSEs – single-family	83,291	(393)	13,405	(126)	96,696	(519)
Private-label – residential	16,915	(128)	397,407	(28,781)	414,322	(28,909)
ABS backed by home equity loans	—	—	11,898	(720)	11,898	(720)
	100,206	(521)	422,710	(29,627)	522,916	(30,148)
Total	$100,206	$(521)	$563,669	$(48,918)	$663,875	$(49,439)

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

Redemption Terms. The amortized cost, carrying value, and fair value of our held-to-maturity securities by contractual maturity at December 31, 2016 and 2015, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	December 31, 2016			December 31, 2015
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	16,637	16,637	16,663	21,583	21,583	21,677
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	148,090	148,090	128,840	152,950	152,950	131,698
	164,727	164,727	145,503	174,533	174,533	153,375
MBS (2)	2,158,418	1,966,040	2,226,787	2,709,817	2,480,032	2,769,749
Total	$2,323,145	$2,130,767	$2,372,290	$2,884,350	$2,654,565	$2,923,124
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at December 31, 2016. At December 31, 2016, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at December 31, 2016.

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

•
expected housing price changes, with projections ranging from a decrease of 3.0 percent to an increase of 10.0 percent over the 12- month period beginning October 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0 percent to an increase of 6.0 percent. Thereafter, we have projected a unique long-term forecast for each relevant geographic area based on an internally developed framework derived from historical data; and

•	interest-rate assumptions.

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed.

For those securities for which a credit loss was recognized during the year ended December 31, 2016, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$171,531	8.9%	28.8%	38.0%	5.4%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through December 31, 2016 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	December 31, 2016
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$39,528	$34,020	$26,943	$35,020
Private-label residential MBS – Alt-A	1,105,498	818,430	633,703	866,427
ABS backed by home equity loans – Subprime	3,834	3,510	2,935	3,537
Total other-than-temporarily impaired securities	$1,148,860	$855,960	$663,581	$904,984
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

	For the Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$533,888	$568,653	$603,786
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	15	—	74
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	3,295	4,059	1,505
Reductions:
Securities matured during the year(2)	(8,778)	—	(684)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(3)	(38,016)	(38,824)	(36,028)
Balance at end of year	$490,404	$533,888	$568,653
_______________________

(1)
For the years ended December 31, 2016, 2015, and 2014, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2016, 2015, and 2014.

(2)	Represents reductions related to securities having reached final maturity during the period and, therefore, are no longer held by us at the end of the period.

(3)	Represents amounts accreted as interest income during the current period.

Note 8 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or even longer with the approval of our credit committee. At both December 31, 2016 and 2015, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent as summarized below (dollars in thousands).

	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$3,780	0.92%	$7,546	0.65%
Due in one year or less	18,783,802	1.05	18,282,139	0.72
Due after one year through two years	10,966,780	1.15	8,970,109	1.31
Due after two years through three years	2,508,459	1.67	3,170,267	1.94
Due after three years through four years	2,177,432	1.64	1,495,494	1.89
Due after four years through five years	2,041,269	1.80	1,845,396	1.71
Thereafter	2,633,333	1.70	2,196,832	2.70
Total par value	39,114,855	1.23%	35,967,783	1.20%
Premiums	22,633		24,183
Discounts	(25,847)		(17,437)
Fair value of bifurcated derivatives (1)	(153)		1,241
Hedging adjustments	(12,149)		100,397
Total	$39,099,339		$36,076,167
_________________________

(1)	At December 31, 2016 and 2015, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

We offer advances to members and eligible non-members that provide the borrower the right, based upon predetermined option exercise dates, to repay the advance prior to maturity without incurring prepayment or termination fees (callable advances). We also offer certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees. At December 31, 2016 and 2015, we had callable advances and floating-rate advances that may be prepaid on a floating-rate reset date without prepayment or termination fees outstanding totaling $7.9 billion and $6.5 billion, respectively. Other advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance.

The following table sets forth our advances outstanding by the year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date (1), Par Value	December 31, 2016	December 31, 2015
Overdrawn demand-deposit accounts	$3,780	$7,546
Due in one year or less	26,447,977	23,728,314
Due after one year through two years	3,693,780	3,983,109
Due after two years through three years	2,508,459	3,130,267
Due after three years through four years	2,002,232	1,455,494
Due after four years through five years	1,891,269	1,670,196
Thereafter	2,567,358	1,992,857
Total par value	$39,114,855	$35,967,783
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

We offer putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates. At December 31, 2016 and 2015, we had putable advances outstanding totaling $3.4 billion and $2.2 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	December 31, 2016	December 31, 2015
Overdrawn demand-deposit accounts	$3,780	$7,546
Due in one year or less	20,788,552	19,924,939
Due after one year through two years	10,946,530	7,909,809
Due after two years through three years	2,455,709	2,870,517
Due after three years through four years	1,974,932	1,383,244
Due after four years through five years	1,736,769	1,783,896
Thereafter	1,208,583	2,087,832
Total par value	$39,114,855	$35,967,783

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	December 31, 2016	December 31, 2015
Fixed-rate
Due in one year or less	$18,511,194	$17,170,139
Due after one year	12,014,998	12,087,223
Total fixed-rate	30,526,192	29,257,362

Variable-rate
Due in one year or less	276,388	1,119,546
Due after one year	8,312,275	5,590,875
Total variable-rate	8,588,663	6,710,421
Total par value	$39,114,855	$35,967,783

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At December 31, 2016 and 2015, we had $16.2 billion and $14.2 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to six borrowers and five borrowers, respectively, at December 31, 2016 and 2015, representing 41.5 percent and 39.4 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

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

For the years ended December 31, 2016, 2015, and 2014, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	2016	2015	2014
Prepayment fees received from borrowers	$11,078	$22,325	$18,215
Less: hedging fair-value adjustments on prepaid advances	(3,664)	(15,620)	(2,548)
Less: net premiums associated with prepaid advances	(2,238)	(727)	(3,948)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(3,100)	(1,443)	(2,659)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	1,677	3,102	—
Net prepayment fees recognized in income	$3,753	$7,637	$9,060

Note 9 — Mortgage Loans Held for Portfolio

We invest in mortgage loans through the MPF program. These mortgage loans are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced by the related entity that sold the loan (a participating financial institution), as is the case with conventional mortgage loans. All such investments are held for portfolio. The mortgage loans are typically originated and credit-enhanced by the related participating financial institution. The majority of these loans are serviced by the originating institution or an affiliate thereof. However, a portion of these loans are sold servicing-released by the participating financial institution and serviced by a third-party servicer.

The following table presents certain characteristics of these investments (dollars in thousands):

	December 31, 2016	December 31, 2015
Real estate
Fixed-rate 15-year single-family mortgages	$528,486	$568,786
Fixed-rate 20- and 30-year single-family mortgages	3,098,476	2,949,589
Premiums	67,523	63,994
Discounts	(1,696)	(2,141)
Deferred derivative gains, net	1,755	2,585
Total mortgage loans held for portfolio	3,694,544	3,582,813
Less: allowance for credit losses	(650)	(1,025)
Total mortgage loans, net of allowance for credit losses	$3,693,894	$3,581,788

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	December 31, 2016	December 31, 2015
Conventional mortgage loans	$3,235,835	$3,107,415
Government mortgage loans	391,127	410,960
Total par value	$3,626,962	$3,518,375

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

Portfolio Segments. We have established an allowance methodology for each of our portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses for our:

•	secured member credit products, such as our advances and letters of credit;

•	investments in government mortgage loans held for portfolio;

•	investments in conventional mortgage loans held for portfolio;

•	investments via term securities purchased under agreements to resell; and

•	investments via term federal funds sold.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2016, and 2015, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2016, and 2015, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2016, and 2015.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at December 31, 2016 and 2015. At December 31, 2016 and 2015, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 19 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

We invest in government mortgage loans secured by one- to four-family residential properties. Government mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or by the U.S. Department of Housing and Urban Development (HUD).

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2016 and 2015. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

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

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a participating financial institution to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on these loans on an individual loan basis. Loans that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. The incurred loss of an individually evaluated mortgage loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral, less estimated selling costs, and may include expected proceeds from primary mortgage insurance and other applicable credit enhancements. Additionally, for our investments in loans modified under our temporary loan modification plan, on the effective date of a loan modification we measure the present value of expected future cash flows discounted at the loan's effective interest rate and reduce the carrying value of the loan accordingly.

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

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$26,757	$14,878	$41,635
Past due 60-89 days delinquent	5,508	3,846	9,354
Past due 90 days or more delinquent	16,379	5,807	22,186
Total past due	48,644	24,531	73,175
Total current loans	3,262,671	377,438	3,640,109
Total mortgage loans	$3,311,315	$401,969	$3,713,284
Other delinquency statistics
In process of foreclosure, included above (1)	$7,495	$1,502	$8,997
Serious delinquency rate (2)	0.53%	1.44%	0.63%
Past due 90 days or more still accruing interest	$—	$5,807	$5,807
Loans on nonaccrual status (3)	$16,940	$—	$16,940
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at December 31, 2016 and 2015, and the average recorded investment and interest income recognized on these loans during the years ended December 31, 2016 and 2015 (dollars in thousands).

	As of December 31, 2016		As of December 31, 2015
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$22,945	$22,905	$26,668	$26,622

	For the Year Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$24,193	$396	$30,834	$461	$5,058	$191
Individually evaluated impaired mortgage loans with a related allowance	—	—	—	—	2,913	16
Total individually evaluated impaired mortgage loans	$24,193	$396	$30,834	$461	$7,971	$207

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2016 and 2015, the amount of first-loss account remaining for losses allocable to us was $19.4 million and $17.5 million, respectively.

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

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2016, 2015, and 2014, as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2016, 2015, and 2014 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	2016	2015	2014
Allowance for credit losses
Balance, beginning of year	$1,025	$2,012	$2,221
Charge-offs, net of recoveries	(98)	(657)	(270)
(Reduction of ) provision for credit losses	(277)	(330)	61
Balance, end of year	$650	$1,025	$2,012
Ending balance, individually evaluated for impairment	$—	$—	$544
Ending balance, collectively evaluated for impairment	$650	$1,025	$1,468
Recorded investment, end of year (1)
Individually evaluated for impairment	$22,945	$26,668	$9,776
Collectively evaluated for impairment	$3,288,370	$3,152,102	$3,056,802
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

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. When a loan first becomes a troubled debt restructuring, we compare the carrying value of the loan at the time of modification with the present value of the revised cash flows discounted at the original effective yield on the loan. Credit loss is measured by factoring the loss severity rate incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. As of December 31, 2016 and 2015, the recorded investment of mortgage loans classified as troubled debt restructurings were $8.6 million and $7.7 million, respectively.

Federal Funds Sold and Securities Purchased Under Agreements to Resell.

These investments are all short term (less than three months), and they are generally transacted with counterparties that we consider to be of investment quality. We invest in federal funds sold and we evaluate these investments for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold as of December 31, 2016 and 2015, were repaid according to their contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2016 and 2015.

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

Consistent with FHFA regulations, we enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and achieve our risk-management objectives. FHFA regulation prohibits us from the speculative use of these derivative instruments. The use of derivatives is an integral part of our financial and risk management strategy. We may enter into derivatives that do not necessarily qualify for hedge accounting.

We reevaluate our hedging strategies from time to time and may change the hedging techniques we use or may adopt new strategies. The most common ways in which we use derivatives are to:

•	effectively change the coupon repricing characteristics of assets and liabilities from fixed-rate to floating-rate;

•	hedge the mark-to-market sensitivity of existing assets or liabilities;

•	offset or neutralize embedded options in assets and liabilities; and

•	hedge the potential yield variability of anticipated asset or liability transactions.

Application of Derivatives

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

We may use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of our financial instruments, including our advances products, investments, and COs to achieve risk-management objectives. Derivative instruments are designated by us as:

•	a qualifying fair-value hedge of a non-derivative financial instrument or a cash-flow hedge of a forecasted transaction; and

•
a non-qualifying economic hedge in general asset-liability management where derivatives serve a documented risk-mitigation purpose but do not qualify for hedge accounting. These hedges are primarily used to manage certain mismatches between the coupon features of our assets and liabilities.

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

Types of Derivatives

We primarily use the following derivatives instruments to reduce funding costs and/or to manage our interest-rate risks.

•
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time to the counterparty. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time from the counterparty. The variable-rate index we utilize in most of our derivative transactions is LIBOR.

•
Optional Termination Interest-Rate Swaps. In an optional termination interest-rate swap, one counterparty has the right, but not the obligation, to terminate the interest-rate swap prior to its stated maturity date. We use optional termination interest-rate swaps to hedge callable CO bonds and putable advances. In most cases, we own an option to terminate the hedged item, that is, redeem a callable bond or demand repayment of a putable advance on specified dates, and the counterparty to the optional termination interest-rate swap owns the option to terminate the interest-rate swap on those same dates.

•
Forward-Start Interest-Rate Swaps. A forward-start interest-rate swap is an interest-rate swap (as described above) with a deferred effective date. We designate forward-start interest-rate swaps as cash-flow hedges of expected debt issuances.

•
Swaptions. A swaption is an option on an interest-rate swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect us if we are planning to lend or borrow funds in the future against future interest-rate changes. We may enter into both payer swaptions and receiver swaptions. A payer swaption is the option to make pre-determined fixed interest payments at a later date and a receiver swaption is the option to receive pre-determined fixed interest payments at a later date.

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

Types of Assets and Liabilities Hedged

Investments. We use derivatives to manage the interest rate and prepayment risk associated with certain investment securities that are classified either as available-for-sale or as trading securities.

For available-for-sale securities to which a qualifying fair-value hedge relationship has been designated, we record the portion of the change in fair value related to the risk being hedged in other income as net losses on derivatives and hedging activities together with the related change in fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive loss as net unrealized loss on available-for-sale securities.

We may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into economic hedges that offset the changes in fair value or cash flows of the securities. These economic hedges are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized (losses) gains on trading securities in the statement of operations, while the changes in fair value of the associated derivatives are included in other income as net losses on derivatives and hedging activities.

Advances. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. We may use interest-rate swaps to manage the repricing and/or options characteristics of advances to more closely match the characteristics of our funding liabilities. Typically, we hedge the fair value of fixed-rate advances with interest-rate swaps where we pay a fixed-rate coupon and receive a variable-rate coupon, effectively converting the advance to a floating-rate advance. We also hedge the fair value of certain floating-rate advances that contain either an interest-rate cap or floor, or both a cap and a floor with a derivative containing an offsetting cap and/or floor.

With each issuance of a putable advance, we effectively purchase from the borrower an embedded put option that enables us to terminate a fixed-rate advance on predetermined put dates, and offer, subject to certain conditions, replacement funding at then-current advances rates. We may hedge a putable advance by entering into a derivative that is cancelable by the derivative counterparty, where we pay a fixed-rate coupon and receive a variable-rate coupon. This type of hedge is treated as a fair-value hedge. The swap counterparty would normally exercise its option to cancel the derivative at par on any defined exercise date if interest rates had risen, and at that time, we could, at our option, require immediate repayment of the advance.

Additionally, the borrower's ability to prepay an advance can create interest-rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. If the advance is hedged with a derivative instrument, the prepayment fee will generally offset the cost of terminating the designated hedge. When we offer advances (other than short-term advances) that a borrower may prepay without a prepayment fee, we usually finance such advances with callable debt with an interest rate swap cancellable by us.

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

As an example of such a hedging strategy, when fixed-rate COs are issued, we simultaneously enter into a matching derivative in which we receive a fixed-interest cash flows designed to mirror in timing and amount the interest cash outflows we pay on the CO. At the same time, we may pay variable cash flows that closely match the interest payments we receive on short-term or variable-rate assets. In some cases, the hedged CO may have a nonstatic coupon that is subject to fair-value risk and that is matched by the receivable coupon on the hedging interest-rate swap. These transactions are treated as fair-value hedges.

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

Firm Commitments. Mortgage loan purchase commitments are considered derivatives. We may hedge these commitments by selling MBS TBA or other derivatives for forward settlement. These hedges do not qualify for hedge accounting treatment. The mortgage loan purchase commitment and the TBA used in the economic hedging strategy are treated as an economic hedge and are market-to-market through earnings. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

We may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap. In this case, the interest-rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance and is treated as a fair value hedge. The fair-value change associated with the firm commitment is recorded as a basis adjustment of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance.

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

The following table presents the notional amount and fair value of derivatives, including the effect of netting adjustments and cash collateral as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$18,215,809	$52,715	$(413,026)	$15,195,012	$26,874	$(468,982)
Forward-start interest-rate swaps	527,800	—	(36,250)	527,800	—	(35,547)
Total derivatives designated as hedging instruments	18,743,609	52,715	(449,276)	15,722,812	26,874	(504,529)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,199,000	2,293	(10,840)	562,500	246	(16,623)
Interest-rate caps or floors	—	—	—	300,000	—	—
Mortgage-delivery commitments (1)	22,524	70	(171)	24,714	18	(25)
Total derivatives not designated as hedging instruments	1,221,524	2,363	(11,011)	887,214	264	(16,648)
Total notional amount of derivatives	$19,965,133			$16,610,026
Total derivatives before netting and collateral adjustments		55,078	(460,287)		27,138	(521,177)
Netting adjustments and cash collateral including related accrued interest (2)		6,520	102,411		12,979	79,170
Derivative assets and derivative liabilities		$61,598	$(357,876)		$40,117	$(442,007)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $109.8 million and $92.9 million at December 31, 2016, and 2015, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $850,000 and $750,000 at December 31, 2016 and 2015.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the years ended December 31, 2016, 2015, and 2014 were as follows (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Derivatives designated as hedging instruments
Interest-rate swaps	$(6,998)	$(7,189)	$534
Forward-start interest-rate swaps	29	(127)	(442)
Total net (losses) gains related to derivatives designated as hedging instruments	(6,969)	(7,316)	92

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(1,352)	(4,170)	(6,244)
Interest-rate caps or floors	—	—	(43)
Mortgage-delivery commitments	(270)	226	1,510
Total net losses related to derivatives not designated as hedging instruments	(1,622)	(3,944)	(4,777)
Net losses on derivatives and hedging activities	$(8,591)	$(11,260)	$(4,685)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	For the Year Ended December 31, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$114,139	$(112,547)	$1,592	$(96,079)
Investments	25,784	(23,965)	1,819	(35,203)
COs – bonds	(65,653)	55,244	(10,409)	27,182
Total	$74,270	$(81,268)	$(6,998)	$(104,100)

	For the Year Ended December 31, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$90,766	$(91,157)	$(391)	$(131,019)
Investments	5,762	(4,252)	1,510	(37,657)
COs – bonds	(14,010)	5,702	(8,308)	63,390
Total	$82,518	$(89,707)	$(7,189)	$(105,286)

	For the Year Ended December 31, 2014
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$84,157	$(83,810)	$347	$(130,580)
Investments	(98,883)	100,006	1,123	(37,989)
Deposits	(1,143)	1,143	—	1,152
COs – bonds	9,677	(10,613)	(936)	54,356
Total	$(6,192)	$6,726	$534	$(113,061)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

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

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Losses Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Gains (Losses) Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Year Ended December 31, 2016	$(732)	Interest expense	$(23,767)	$29
For the Year Ended December 31, 2015	(13,671)	Interest expense	(23,848)	(127)
For the Year Ended December 31, 2014	(38,502)	Interest expense	(8,652)	(442)

For the years ended December 31, 2016, 2015, and 2014, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2016, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of December 31, 2016, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $10.6 million.

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

Uncleared Derivatives. All counterparties must execute master-netting agreements prior to entering into any uncleared derivative with us. Our master-netting agreements for uncleared derivatives contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount (which may be zero) be secured by readily marketable, U.S. Treasury, U.S. Government Guaranteed, or GSE securities, or cash. The level of these collateral threshold amounts (when applicable) varies according to the counterparty's Standard & Poor's Rating Service (S&P) or Moody's Investors Services (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding derivatives transactions with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

We execute uncleared derivatives with nonmember counterparties with long-term ratings of single-A (or equivalent) or better by the major NRSROs at the time of the transaction, although risk-reducing trades may be permitted for counterparties whose ratings have fallen below these ratings. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 13 — Consolidated Obligations for additional information.

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2016, was $393.6 million for which we had delivered collateral with a post-haircut value of $351.9 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. The following table sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2016.

Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2016 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$14,057
AA-	A+, A or A-	16,492
A-	below A-	20,813
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to institutional credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

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

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC- registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at December 31, 2016.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by counterparty.

The following table presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2016 and 2015 and the fair value of derivatives that are not subject to such netting (dollars in thousands). Such netting includes any related cash collateral received from or pledged to counterparties.

	December 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Uncleared derivatives	$12,594	$(405,310)	$8,342	$(463,154)
Cleared derivatives	42,414	(54,806)	18,778	(57,998)
Total gross recognized amount	55,008	(460,116)	27,120	(521,152)
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(12,028)	47,605	(7,628)	21,172
Cleared derivatives	18,548	54,806	20,607	57,998
Total gross amounts of netting adjustments and cash collateral	6,520	102,411	12,979	79,170
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	566	(357,705)	714	(441,982)
Cleared derivatives	60,962	—	39,385	—
Total net amounts after netting adjustments and cash collateral	61,528	(357,705)	40,099	(441,982)
Derivatives not meeting netting requirements
Mortgage delivery commitments	70	(171)	18	(25)
Total derivative assets and total derivative liabilities
Uncleared derivatives	566	(357,705)	714	(441,982)
Cleared derivatives	60,962	—	39,385	—
Mortgage delivery commitments	70	(171)	18	(25)
Total derivative assets and total derivative liabilities presented in the statement of condition	61,598	(357,876)	40,117	(442,007)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Uncleared derivatives	—	30,306	—	64,391
Cannot be sold or repledged
Uncleared derivatives	—	290,444	—	331,716
Total non-cash collateral received or pledged, not offset	—	320,750	—	396,107
Net amount
Uncleared derivatives	566	(36,955)	714	(45,875)
Cleared derivatives	60,962	—	39,385	—
Mortgage delivery commitments	70	(171)	18	(25)
Total net amount	$61,598	$(37,126)	$40,117	$(45,900)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2016 and 2015, we had additional net credit exposure of $2.0 million and $3.1 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2016 and 2015 was 0.14 percent and 0.02 percent, respectively.

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	December 31, 2016	December 31, 2015
Interest-bearing
Demand and overnight	$440,731	$454,087
Other	4,166	4,426
Noninterest-bearing
Other	37,266	24,089
Total deposits	$482,163	$482,602

Note 13 — Consolidated Obligations

COs consist of CO bonds and CO discount notes. CO bonds may be issued to raise short-, intermediate-, and long-term funds and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds and have original maturities of up to one year. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although we are primarily liable for the portion of COs issued for which we received issuance proceeds, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all COs. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a CO on behalf of another FHLBank, if that event should occur, FHFA regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the FHFA. If, however, the FHFA determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the FHFA may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. See Note 19 – Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were approximately $989.3 billion and $905.2 billion at December 31, 2016 and 2015, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at December 31, 2016 and 2015, by year of contractual maturity (dollars in thousands):

	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$8,734,955	1.43%	$8,990,295	1.00%
Due after one year through two years	7,752,420	1.19	6,101,990	1.70
Due after two years through three years	3,297,120	1.63	3,389,580	1.59
Due after three years through four years	1,637,335	1.87	2,056,215	1.97
Due after four years through five years	2,574,375	1.65	1,329,210	2.11
Thereafter	3,135,745	2.70	3,440,045	2.95
Total par value	27,131,950	1.58%	25,307,335	1.65%
Premiums	118,145		148,903
Discounts	(14,906)		(20,451)
Hedging adjustments	(63,755)		(8,510)
	$27,171,434		$25,427,277
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

COs outstanding were issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that may use a variety of indices for interest-rate resets, such as LIBOR. To meet the expected specific needs of certain investors in COs, both fixed-rate CO bonds and variable-rate CO bonds may contain features, which may result in complex coupon-payment terms and call options. When these COs are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

Our CO bonds outstanding at December 31, 2016 and 2015, included (dollars in thousands):

	December 31, 2016	December 31, 2015
Par value of CO bonds
Noncallable and nonputable	$22,388,950	$21,714,335
Callable	4,743,000	3,593,000
Total par value	$27,131,950	$25,307,335

The following is a summary of the CO bonds for which we were primarily liable at December 31, 2016 and 2015, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	December 31, 2016	December 31, 2015
Due in one year or less	$12,858,955	$11,937,295
Due after one year through two years	7,013,420	5,802,990
Due after two years through three years	2,904,120	2,729,580
Due after three years through four years	1,289,335	1,831,215
Due after four years through five years	1,242,375	991,210
Thereafter	1,823,745	2,015,045
Total par value	$27,131,950	$25,307,335

CO bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have the following interest-rate payment terms:

Step-Up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Par value of CO bonds
Fixed-rate	$20,289,950	$21,847,335
Simple variable-rate	5,300,000	3,145,000
Step-up	1,542,000	315,000
Total par value	$27,131,950	$25,307,335

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2016	$30,053,964	$30,070,103	0.47%
December 31, 2015	$28,479,097	$28,487,577	0.24%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 14 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants and below-market interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. We accrue this expense monthly based on our net earnings, and the accruals are accumulated into our AHP payable account. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances. We had outstanding principal in AHP advances of $102.2 million and $100.7 million at December 31, 2016 and 2015, respectively.

If we experience a net loss during a quarter, but still have net earnings for the year, our obligation to the AHP would be calculated based on our net earnings for that calendar year. In annual periods where our net earnings are zero or less, our AHP assessment is zero since our required annual contribution is limited to our annual net earnings. If the result of the aggregate 10 percent calculation described above were less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for 2016, 2015, and 2014 was $19.4 million, $32.3 million, and $17.6 million, respectively.

There was no shortfall, as described above, in 2016, 2015, or 2014. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2016, 2015, or 2014.

The following table presents a roll-forward of the AHP liability for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Balance at beginning of year	$82,081	$66,993
AHP expense for the period	19,397	32,328
AHP direct grant disbursements	(18,575)	(16,716)
AHP subsidy for AHP advance disbursements	(1,378)	(1,255)
Return of previously disbursed grants and subsidies	102	731
Balance at end of year	$81,627	$82,081

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

The FHFA may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

The following tables demonstrate our compliance with our regulatory capital requirements at December 31, 2016 and 2015 (dollars in thousands):

Risk-Based Capital Requirements	December 31, 2016	December 31, 2015

Permanent capital
Class B capital stock	$2,411,306	$2,336,662
Mandatorily redeemable capital stock	32,687	41,989
Retained earnings	1,216,986	1,128,848
Total permanent capital	$3,660,979	$3,507,499
Risk-based capital requirement
Credit-risk capital	$355,182	$381,176
Market-risk capital	118,765	83,875
Operations-risk capital	142,184	139,515
Total risk-based capital requirement	$616,131	$604,566
Permanent capital in excess of risk-based capital requirement	$3,044,848	$2,902,933

	December 31, 2016		December 31, 2015
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$616,131	$3,660,979	$604,566	$3,507,499
Total regulatory capital	$2,461,823	$3,660,979	$2,324,107	$3,507,499
Total capital-to-asset ratio	4.0%	5.9%	4.0%	6.0%

Leverage Ratio
Leverage capital	$3,077,279	$5,491,469	$2,905,133	$5,261,249
Leverage capital-to-assets ratio	5.0%	8.9%	5.0%	9.1%

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

•
our board of directors may modify the membership stock-investment requirement (MSIR) or the activity-based stock-investment requirement (ABSIR), or both, to address expected shortfalls in capitalization due to membership termination;

•	our board of directors or the FHFA may suspend redemptions in the event that such redemptions would cause us not to meet our minimum regulatory capital requirements; and

•	the growth in our retained earnings, which are included in our equity capital, helps offset the risk that our capital will be reduced by redemptions.

Our board of directors may declare and pay dividends in either cash or capital stock, subject to limitations in applicable law and our capital plan.

Restricted Retained Earnings. Pursuant to the Joint Capital Agreement, and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At December 31, 2016, our total contribution requirement totaled $551.3 million. As of December 31, 2016 and 2015, restricted retained earnings totaled $229.3 million and $194.6 million, respectively. These restricted retained earnings are not available to pay dividends.

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

At December 31, 2016 and 2015, we had $32.7 million and $42.0 million, respectively, in capital stock subject to mandatory redemption. Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2016, 2015, and 2014, dividends on mandatorily redeemable capital stock of $1.4 million, $1.6 million, and $8.8 million, respectively, were recorded as interest expense.

The following table is a roll-forward of our capital stock that is subject to mandatory redemption during the years ended December 31, 2016, 2015, and 2014 (dollars in thousands).

	2016	2015	2014
Balance at beginning of year	$41,989	$298,599	$977,348
Capital stock subject to mandatory redemption reclassified from capital	40	54	54,892
Redemption/repurchase of mandatorily redeemable capital stock	(9,342)	(256,664)	(733,641)
Balance at end of year	$32,687	$41,989	$298,599

The number of stockholders holding mandatorily redeemable capital stock was nine, five, and seven at December 31, 2016, 2015, and 2014, respectively.

Consistent with our capital plan, we are not required to redeem membership stock until the expiration of the redemption-notice period. Furthermore, we are not required to redeem activity-based stock until the later of the expiration of the redemption-notice period or the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity-based asset no longer outstanding, we may repurchase such shares, in our sole discretion, subject to the statutory and regulatory restrictions on excess capital-stock redemption discussed below. The year of redemption in the following table represents the end of the redemption-notice period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the redemption-notice period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding. The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of the redemption-notice period at December 31, 2016 and 2015 (dollars in thousands).

Expiry of Redemption-Notice Period	December 31, 2016	December 31, 2015
Past redemption date (1)	$528	$629
Due in one year or less	—	—
Due after one year through two years	4,687	—
Due after two years through three years	27,378	4,856
Due after three years through four years	54	36,450
Due after four years through five years	—	54
Thereafter (2)	40	—
Total	$32,687	$41,989
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

(2)
Amount represents reclassifications to mandatorily redeemable capital stock resulting from an FHFA rule effective February 19, 2016, that makes captive insurance companies ineligible for membership. Captive insurance company members that were admitted as members prior to September 12, 2014, will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members on or after September 12, 2014, had their memberships terminated prior to February 19, 2017.

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

Excess Capital Stock. Our capital plan provides us with the discretion to repurchase capital stock from a member at par value if that stock is not required by the member to meet its total stock investment requirement (excess capital stock) subject to all applicable limitations. In conducting any repurchases, we repurchase any shares that are the subject of an outstanding redemption notice from the member from whom we are repurchasing prior to repurchasing any other shares that are in excess of the member's total stock-investment requirement (TSIR). We may also allow the member to sell the excess capital stock at par value to another one of our members.

At December 31, 2016 and 2015, members and nonmembers with capital stock outstanding held excess capital stock totaling $78.3 million and $158.9 million, respectively, representing approximately 3.2 percent and 6.7 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2016, we had excess capital stock outstanding totaling 0.1 percent of our total assets. For the year ended December 31, 2016, we complied with the FHFA's excess capital stock rule.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2016. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated March 15, 2017, the Director of the FHFA notified us that, based on December 31, 2016, financial information, we met the definition of adequately capitalized under the Capital Rule.

Note 16 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(101,765)	$(324,928)	$(51,594)	$(3,229)	$(481,516)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	28,142	—	(38,502)	—	(10,360)
Noncredit other-than-temporary impairment losses	—	(1,259)	—	—	(1,259)
Accretion of noncredit loss	—	49,178	—	—	49,178
Net actuarial loss	—	—	—	(3,240)	(3,240)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,067	—	—	1,067
Amortization - hedging activities (2)	—	—	8,668	—	8,668
Amortization - pension and postretirement benefits (3)	—	—	—	476	476
Other comprehensive income (loss)	28,142	48,986	(29,834)	(2,764)	44,530
Balance, December 31, 2014	(73,623)	(275,942)	(81,428)	(5,993)	(436,986)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(64,095)	—	(13,671)	—	(77,766)
Noncredit other-than-temporary impairment losses	—	(172)	—	—	(172)
Accretion of noncredit loss	—	43,382	—	—	43,382
Net actuarial gain	—	—	—	1,475	1,475
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,947	—	—	2,947
Amortization - hedging activities (4)	—	—	23,862	—	23,862
Amortization - pension and postretirement benefits (3)	—	—	—	661	661
Other comprehensive (loss) income	(64,095)	46,157	10,191	2,136	(5,611)
Balance, December 31, 2015	(137,718)	(229,785)	(71,237)	(3,857)	(442,597)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	909	—	(732)	—	177
Noncredit other-than-temporary impairment losses	—	(1,142)	—	—	(1,142)
Accretion of noncredit loss	—	36,070	—	—	36,070
Net actuarial loss	—	—	—	(3,242)	(3,242)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,478	—	—	2,478
Amortization - hedging activities (5)	—	—	23,782	—	23,782
Amortization - pension and postretirement benefits (3)	—	—	—	960	960
Other comprehensive income (loss)	909	37,406	23,050	(2,282)	59,083
Balance, December 31, 2016	$(136,809)	$(192,379)	$(48,187)	$(6,139)	$(383,514)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $8.7 million recorded in CO bond interest expense and $16,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $23.8 million recorded in CO bond interest expense and $14,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(5)	Amortization of hedging activities includes $23.8 million recorded in CO bond interest expense and $14,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

Note 17 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our employees. For the years ended December 31, 2016, 2015 and 2014, in addition to our required contribution, we made voluntary contributions of $5.0 million, $7.0 million and $1.1 million, respectively, to the Pentegra Defined Benefit Plan. We were not required to nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2016, 2015, and 2014.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2015. For the Pentegra Defined Benefit Plan plan years ended June 30, 2015 and 2014, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

The following table sets forth our net pension costs and funded status under the Pentegra Defined Benefit Plan (dollars in thousands):

	For the Year Ended December 31,
	2016		2015		2014
Net pension cost	$5,526		$7,465		$2,851
Pentegra Defined Benefit Plan funded status as of July 1(1)	104.1%	(2)	107.0%	(3)	111.4%
Our funded status as of July 1(1)	108.6%		117.1%		113.3%
______________________

(1)
The funded status is calculated in accordance with a provision contained in the Highway and Transportation Funding Act of 2014 (HATFA), which was signed into law by President Obama on August 8, 2014, and which modifies the interest rates that had been set by the Moving Ahead for Progress in the 21st Century Act (MAP-21). MAP-21, signed into law by President Obama in 2012, changed the calculation of the discount rate used in measuring the pension plan liability. MAP-21 allows plan sponsors to measure the pension plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension plan liability was based on the 24-month average of interest rates. HATFA amended MAP-21 by extending the time period and reducing the rate at which the 25-year corridors widen. Over time, the pension funding stabilization effect of MAP-21 will decline because the 24-month smoothed segment rates and the amended 25-year corridors are likely to converge.

(2)
The funded status as of July 1, 2016, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2016, through March 15, 2017. Contributions made on or before March 15, 2017, and designated for the plan year ended June 30, 2016, will be included in the final valuation as of July 1, 2016. The final funded status as of July 1, 2016, will not be available until the Form 5500 for the plan year July 1, 2016, through June 30, 2017 is filed. This Form 5500 is due to be filed no later than April 2018.

(3)
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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $7.6 million and $6.3 million at December 31, 2016 and 2015, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$1,115	$1,032	$974
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	215	159	154

Nonqualified Supplemental Defined Benefit Retirement Plan. We also maintain a nonqualified, single-employer unfunded defined-benefit plan covering certain senior officers, for which our obligation is detailed below. We maintain a rabbi trust which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations.

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of December 31, 2016 and 2015 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Change in benefit obligation (1)
Benefit obligation at beginning of year	$12,321	$12,608	$765	$739
Service cost	1,053	686	34	37
Interest cost	655	483	34	31
Actuarial loss (gain)	2,682	(1,453)	68	(22)
Benefits paid	(4)	(3)	(23)	(20)
Plan amendments	492	—	—	—
Settlements	(67)	—	—	—
Benefit obligation at end of year	17,132	12,321	878	765
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	71	3	23	20
Benefits paid	(4)	(3)	(23)	(20)
Settlements	(67)	—	—	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(17,132)	$(12,321)	$(878)	$(765)
______________________

(1)	Represents the projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and the accumulated postretirement benefit obligation for postretirement benefits.

Amounts recognized in other liabilities on the statement of condition for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2016 and 2015, were $18.0 million and $13.1 million, respectively.

Amounts recognized in other comprehensive income for our nonqualified supplemental defined benefit retirement plan and postretirement benefits as of December 31, 2016 and 2015, were (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2016	2015	2016	2015
Net actuarial loss	$5,553	$3,741	$180	$116
Prior service cost	406	—	—	—
Total	$5,959	$3,741	$180	$116

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $12.6 million and $10.0 million at December 31, 2016 and 2015, respectively.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost
Service cost	$1,053	$686	$551	$34	$37	$24
Interest cost	655	483	463	34	31	32
Amortization of prior service cost	86	—	—	—	—	—
Amortization of net actuarial loss	870	653	474	4	8	2
Net periodic benefit cost	2,664	1,822	1,488	72	76	58
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Loss
Amortization of prior service cost	(86)	—	—	—	—	—
Amortization of net actuarial loss	(870)	(653)	(474)	(4)	(8)	(2)
Prior service cost	492	—	—	—	—	—
Net actuarial loss (gain)	2,682	(1,453)	3,169	68	(22)	71
Total recognized in accumulated other comprehensive loss	2,218	(2,106)	2,695	64	(30)	69
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$4,882	$(284)	$4,183	$136	$46	$127

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 is $768,000 for our nonqualified supplemental defined benefit retirement plan and $9,000 for our postretirement benefits.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2016 and 2015, were:

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2016	2015	2016	2015
Benefit obligation
Discount rate	3.98%	4.17%	4.22%	4.44%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	4.17%	3.84%	4.44%	4.03%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan as of December 31, 2016, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2016, and solving for the single discount rate that produces the same present value.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2017 other than the payment of benefits.

Estimated future benefit payments for our nonqualified supplemental defined benefit retirement plan and postretirement benefits, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

	Estimated Future Payments
Years	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2017	$241	$19
2018	335	18
2019	584	18
2020	671	20
2021	774	20
2022-2026	5,811	126

Note 18 — Fair Values

The carrying values, fair values, and fair-value hierarchy of our financial instruments at December 31, 2016 and 2015, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	December 31, 2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$520,031	$520,031	$520,031	$—	$—	$—
Interest-bearing deposits	278	278	278	—	—	—
Securities purchased under agreements to resell	5,999,000	5,998,799	—	5,998,799	—	—
Federal funds sold	2,700,000	2,699,949	—	2,699,949	—	—
Trading securities(1)	612,622	612,622	—	612,622	—	—
Available-for-sale securities(1)	6,588,664	6,588,664	—	6,580,518	8,146	—
Held-to-maturity securities	2,130,767	2,372,290	—	1,176,269	1,196,021	—
Advances	39,099,339	39,273,044	—	39,273,044	—	—
Mortgage loans, net	3,693,894	3,736,548	—	3,708,123	28,425	—
Accrued interest receivable	84,653	84,653	—	84,653	—	—
Derivative assets(1)	61,598	61,598	—	55,078	—	6,520
Other assets (1)	17,779	17,779	8,394	9,385	—	—
Liabilities:
Deposits	(482,163)	(482,158)	—	(482,158)	—	—
COs:
Bonds	(27,171,434)	(27,298,499)	—	(27,298,499)	—	—
Discount notes	(30,053,964)	(30,054,085)	—	(30,054,085)	—	—
Mandatorily redeemable capital stock	(32,687)	(32,687)	(32,687)	—	—	—
Accrued interest payable	(80,822)	(80,822)	—	(80,822)	—	—
Derivative liabilities(1)	(357,876)	(357,876)	—	(460,287)	—	102,411
Other:
Commitments to extend credit for advances	—	(4,412)	—	(4,412)	—	—
Standby letters of credit	(1,064)	(1,064)	—	(1,064)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

	December 31, 2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$254,218	$254,218	$254,218	$—	$—	$—
Interest-bearing deposits	197	197	197	—	—	—
Securities purchased under agreements to resell	6,700,000	6,699,852	—	6,699,852	—	—
Federal funds sold	2,120,000	2,119,962	—	2,119,962	—	—
Trading securities(1)	230,134	230,134	—	230,134	—	—
Available-for-sale securities(1)	6,314,285	6,314,285	—	6,314,285	—	—
Held-to-maturity securities	2,654,565	2,923,124	—	1,562,243	1,360,881	—
Advances	36,076,167	36,209,343	—	36,209,343	—	—
Mortgage loans, net	3,581,788	3,666,146	—	3,635,073	31,073	—
Accrued interest receivable	84,442	84,442	—	84,442	—	—
Derivative assets(1)	40,117	40,117	—	27,138	—	12,979
Other assets(1)	15,292	15,292	6,373	8,919	—	—
Liabilities:
Deposits	(482,602)	(482,595)	—	(482,595)	—	—
COs:
Bonds	(25,427,277)	(25,578,547)	—	(25,578,547)	—	—
Discount notes	(28,479,097)	(28,479,076)	—	(28,479,076)	—	—
Mandatorily redeemable capital stock	(41,989)	(41,989)	(41,989)	—	—	—
Accrued interest payable	(81,268)	(81,268)	—	(81,268)	—	—
Derivative liabilities(1)	(442,007)	(442,007)	—	(521,177)	—	79,170
Other:
Commitments to extend credit for advances	—	(689)	—	(689)	—	—
Standby letters of credit	(831)	(831)	—	(831)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain private-label MBS, certain mortgage loans, and certain other assets on a non-recurring basis. U.S. GAAP establishes a fair-value hierarchy and requires an entity to maximize the use of significant observable inputs and minimize the use of significant unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair-value measurement is determined. This overall level is an indication of market observability of the fair-value measurement for the asset or liability. An entity must disclose the level within the fair value hierarchy in which the measurements are classified.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2016 and 2015.

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

As of December 31, 2016, four vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current low level of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2016 and 2015, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

Investment Securities – HFA Floating Rate Securities. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Our floating rate HFA securities also fall within Level 3 of the fair-value hierarchy due to the current lack of market activity for these bonds.

Advances. We determine the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. We calculate our replacement advance rates at a spread to our cost of funds. Our cost of funds approximates the CO curve. See — COs within this note for a discussion of the CO curve. We use market-based expectations of future interest-rate volatility implied from current market prices for similar options to estimate the fair values of advances with optionality. In accordance with the FHFA's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the advances. Therefore, we do not assume prepayment risk when we determine the fair value of advances. Additionally, we believe that credit risk is negligible as a component of value in determining the fair value of our advances due to the strong credit protections that mitigate the credit risk associated with advances. Collateral requirements for advances provide surety for the repayment such that the probability of credit losses on advances is very low. We have the ability to establish a blanket lien on all financial assets of most members, and in the case of federally insured depository institutions, our lien has a statutory priority over all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•
Discount rate assumption. At December 31, 2016 and 2015, we used either the overnight-index swap (OIS) curve or the LIBOR swap curve depending on the terms of the ISDA agreement we have with each derivative counterparty.

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

Prior to 2016, fair values of CO bonds with embedded options were determined by internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers. Additionally, to estimate the fair values of CO bonds with optionality, we used market-based expectations of future interest-rate volatility implied from current market prices for similar options.

Beginning in 2016, we determined the estimated fair value of callable CO bonds by using prices received from designated third-party pricing vendors. The pricing vendors we used apply various proprietary models to price CO bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many CO bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual CO bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by us.

When pricing vendors are used, we use the same valuation technique as described above for Investment Securities.

Four vendor prices were received for substantially all of our callable CO bonds and the final prices for those bonds were computed by averaging the prices received. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, we believe our final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

We have conducted reviews of our pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies and control procedures for callable CO bonds.

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing COs measured at fair value. Due to the joint and several liability for COs, we monitors our own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in our fair value measurement of COs. No adjustments were considered necessary at December 31, 2016 or 2015.

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

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at December 31, 2016 and 2015, by fair-value hierarchy level (dollars in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. Treasury obligations	$—	$399,521	$—	$—	$399,521
U.S. government-guaranteed – single-family MBS	—	8,494	—	—	8,494
GSEs – single-family MBS	—	768	—	—	768
GSEs – multifamily MBS	—	203,839	—	—	203,839
Total trading securities	—	612,622	—	—	612,622
Available-for-sale securities:
State or local HFA securities	—	—	8,146	—	8,146
Supranational institutions	—	422,620	—	—	422,620
U.S. government-owned corporations	—	271,957	—	—	271,957
GSEs	—	117,468	—	—	117,468
U.S. government guaranteed – single-family MBS	—	124,727	—	—	124,727
U.S. government guaranteed – multifamily MBS	—	563,361	—	—	563,361
GSEs – single-family MBS	—	4,403,855	—	—	4,403,855
GSEs-multifamily	—	676,530	—	—	676,530
Total available-for-sale securities	—	6,580,518	8,146	—	6,588,664
Derivative assets:
Interest-rate-exchange agreements	—	55,008	—	6,520	61,528
Mortgage delivery commitments	—	70	—	—	70
Total derivative assets	—	55,078	—	6,520	61,598
Other assets	8,394	9,385	—	—	17,779
Total assets at fair value	$8,394	$7,257,603	$8,146	$6,520	$7,280,663
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(460,116)	$—	$102,411	$(357,705)
Mortgage delivery commitments	—	(171)	—	—	(171)
Total liabilities at fair value	$—	$(460,287)	$—	$102,411	$(357,876)
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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2016. There were no Level 3 available-for-sale securities during the years ended December 31, 2015 and 2014.

For the Year Ended December 31, 2016
Balance at beginning of year	$—
Purchases	9,350
Unrealized losses included in other comprehensive income	(1,204)
Balance at end of year	$8,146

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

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$8,498	$8,498
Mortgage loans held for portfolio	—	—	5,618	5,618
REO	—	—	786	786

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$14,902	$14,902

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$16,653	$16,653
Mortgage loans held for portfolio	—	—	5,376	5,376
REO	—	—	2,284	2,284

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$24,313	$24,313

Note 19 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2016, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act and FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2016 and 2015. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $932.1 billion and $851.4 billion at December 31, 2016 and 2015, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$4,050,447	$179,632	$4,230,079	$3,998,609	$77,477	$4,076,086
Commitments for unused lines of credit - advances (2)	1,255,140	—	1,255,140	1,263,182	—	1,263,182
Commitments to make additional advances	44,865	65,972	110,837	650,890	54,308	705,198
Commitments to invest in mortgage loans	22,524	—	22,524	24,714	—	24,714
Unsettled CO bonds, at par	—	—	—	25,000	—	25,000
Unsettled CO discount notes, at par	—	—	—	700,000	—	700,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2016 and 2015, these amounts totaled $2.7 million and $27.3 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $285,000 and $4.0 million at December 31, 2016 and 2015, respectively.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2026. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.1 million and $831,000 at December 31, 2016 and 2015, respectively.

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

Lease Commitments. We charged to operating expense net rental costs of approximately $2.9 million, $2.9 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. Future minimum rentals at December 31, 2016, were as follows (dollars in thousands):

	Equipment	Premises
	Capital Leases	Operating Leases
2017	$41	$2,504
2018	41	2,567
2019	41	2,537
2020	22	2,537
2021	—	2,537
Thereafter	—	5,073
Total minimum lease payments	$145	$17,755

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

Note 20 — Transactions with Shareholders

We are a cooperative whose members own our capital stock and may receive dividends on their investment in our capital stock. In addition, certain former members and nonmembers that still have outstanding transactions with us are also required to maintain their investment in our capital stock until the transactions mature or are paid off. All advances are issued to members or housing associates, and mortgage loans held for portfolio are generally acquired from our members or housing associates. We also maintain demand-deposit accounts for members and housing associates primarily to facilitate settlement activities that are directly related to advances, mortgage-loan purchases, and other transactions between us and the member or housing associate. In instances where the member has an officer or director who serves as a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as transactions with all other members.

Related Parties. We define related parties as members with 10 percent or more of the voting interests of our capital stock outstanding. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2016 and 2015, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at December 31, 2016 and 2015 (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2016
Citizens Bank, N.A.	$357,508	14.6%	$7,260,446	18.6%	$2,625	7.3%

As of December 31, 2015
Citizens Bank, N.A.	$308,280	13.0%	$6,015,163	16.7%	$1,583	4.5%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the years ended December 31, 2016, 2015, and 2014 as follows (dollars in thousands):

	For the Year Ended December 31,
Citizens Bank, N.A.	2016	2015	2014
Interest income on advances	$34,276	$14,745	$12,800
Fees on letters of credit	3,059	3,768	3,753

During 2016, we received prepayment fees of $368,000 from Citizens Bank, N.A. and the corresponding principal amount prepaid to us was $2.0 million. We did not receive any prepayment fees from Citizens Bank, N.A. during 2015 and 2014.

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2016	$91,374	3.7%	$1,554,753	4.0%	$1,631	4.5%
As of December 31, 2015	72,251	3.0	1,064,489	3.0	1,297	3.7

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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. For the years ended December 31, 2016, 2015, and 2014, we recorded $2.0 million, $1.8 million, and $1.6 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the year ended December 31, 2015, we assumed debt obligations with a par amount of $80.0 million and a fair value of approximately $87.8 million on the day they were assumed, which had been the obligations of another FHLBank. During the years ended December 31, 2016 and 2014, there were no transfers of COs between us and other FHLBanks.

Note 22 — Subsequent Events

On February 16, 2017, the board of directors declared a cash dividend at an annualized rate of 3.94 percent based on capital stock balances outstanding during the fourth quarter of 2016. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $24.0 million and was paid on March 2, 2017.

On February 24, 2017, we conducted a partial repurchase of excess capital stock under the Excess Stock Management Program in the amount of $134.6 million.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2016 and 2015, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.
2016 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2016 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$195,725	$174,879	$167,404	$170,156
Total interest expense	119,438	110,100	112,825	114,052
Net interest income before provision for credit losses	76,287	64,779	54,579	56,104
(Reduction of) provision for credit losses	(83)	(94)	(111)	11
Net interest income after (reduction of) provision for credit losses	76,370	64,873	54,690	56,093
Net impairment losses on investment securities recognized in income	(589)	(371)	(1,003)	(1,347)
Litigation settlements	19,627	—	19,584	—
Other income (loss)	1,272	(3,072)	(1,787)	(2,990)
Non-interest expense	30,351	20,773	18,688	18,934
Income before assessments	66,329	40,657	52,796	32,822
AHP assessments	6,666	4,099	5,312	3,320
Net income	$59,663	$36,558	$47,484	$29,502

2015 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2015 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$157,121	$143,727	$141,508	$142,566
Total interest expense	98,230	87,571	85,321	88,103
Net interest income before provision for credit losses	58,891	56,156	56,187	54,463
Provision (reduction of provision) for credit losses	112	(159)	(223)	(60)
Net interest income after provision (reduction of provision) for credit losses	58,779	56,315	56,410	54,523
Net impairment losses on investment securities recognized in income	(1,231)	(1,053)	(1,429)	(346)
Litigation settlements	50,166	—	134,690	23
Other (loss) income	(1,895)	(4,738)	(1,908)	(278)
Non-interest expense	21,717	16,631	21,450	16,584
Income before assessments	84,102	33,893	166,313	37,338
AHP assessments	8,446	3,437	16,678	3,767
Net income	$75,656	$30,456	$149,635	$33,571

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2016, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2016, which is included in Item 8 — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for the Bank. Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with its audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm generally would not be independent if it or a covered person in the firm receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client.

PwC has advised the Bank as of February 24, 2017 that four PwC covered persons had borrowing relationships with a Bank member (referred to below as the “Lender”) who owns more than ten percent of the Bank’s capital stock. Under the Loan Rule, these borrowing relationships could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believes that, in light of the facts and circumstances of these borrowing relationships, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement has not been impaired and that a reasonable investor with knowledge of the facts regarding the borrowing relationships described to the Bank would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

•	the Lender has not made any attempt to influence the conduct of the Bank’s audit or the objectivity and impartiality of any member of PwC’s audit engagement team; and

•	PwC professionals are required to disclose any relationships that may raise issues about objectivity, confidentiality, independence, conflicts of interest or favoritism.

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	as of December 31, 2016 and as of the date of the filing of this Form 10-K, no officer or director of the Lender served on the board of directors of the Bank;

•	the Lender will be eligible to vote only in the at-large independent directorship election for 2017; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

If in the future, however, PwC is ultimately determined under the Loan Rule not to be independent with respect to the Bank, or permanent relief regarding this matter is not granted by the SEC, the Bank may need to take other actions and incur other costs in order for the Bank’s previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q to be deemed compliant with applicable securities laws. Such actions may include, among other things, obtaining a new audit and review of our historical financial statements by another independent registered public accounting firm. Any of the foregoing could have an adverse impact on the Bank.

For a discussion of the voting rights of our members, please see Item 10 — Directors, Executive Officers and Corporate Governance — Annual Director Elections.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of industry directors nominated and elected by our members on a state-by-state basis (member directors) and independent directors nominated by our board and elected by a plurality of all our members (independent directors). Our board of directors is currently constituted of nine member directors and eight independent directors. Two of the independent directors are designated as public interest directors.

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

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2016 and 2017 as follows:

State	Member Directorships
Connecticut	2
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1
Total	9

Our annual election was completed in the fourth quarter of 2016 and involved elections for one Connecticut member directorship, one Rhode Island member directorship, and three independent directorships. See — Annual Director Elections below for additional information on the election.

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

In determining whom to nominate for independent directorships, the board of directors selected:

•
Andrew J. Calamare in 2016, based on his significant experience in business; organizational management; legal, bank regulatory, and insurance company matters; as well as involvement in multiple boards of directors that represent consumer or community interests;

•
Antoinette C. Lazarus in 2016, based on her significant experience in compliance, regulatory matters and accounting; valuable understanding of the fund management and insurance industries; and involvement in multiple boards of directors of charitable organizations;

•
Jay F. Malcynsky in 2016, based on his significant experience in law, government-relations and political consulting as well as his involvement in multiple boards of directors of charitable organizations;

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

•
Patrick E. Clancy in 2014, to serve as a public interest director, based on his experience as a developer of affordable housing, particularly through his role as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed more than 25,000 affordable housing units over the past 40 years; and

•
Cornelius K. Hurley in 2013, based on his legal and banking experience, having served as general counsel of a large regional bank, and as director of the Center for Finance, Law and Policy at Boston University School of Law, in Boston, Massachusetts.

Further, with the exception of new director Antoinette C. Lazarus, all of the independent directors have been independent directors of the Bank prior to their most recent nominations, and our board of directors considered their experience gained from serving on our board in selecting them for their most recent nominations.

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current reports on Form 8-K filed with the SEC on September 16, 2016 and October 28, 2016, as supplemented by a Form 8-K/A filed with the SEC on January 19, 2017.

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

Donna L. Boulanger, age 63, has served as president, chief executive officer and trustee of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, since February 2008. Ms. Boulanger also currently serves on the boards of directors of the Massachusetts Bankers Association and the Depositors Insurance Fund, which is also a Bank member. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2017.

Stephen G. Crowe (vice chair), age 66, has served as the community engagement officer of MountainOne Bank since April 2016. Mr. Crowe served as a director of MountainOne Bank and a trustee of MountainOne Financial, its holding company, from 2002 to April 2016, and as president and chief executive officer of MountainOne Bank from 2002 to 2012. Mr. Crowe also served as president and chief executive officer of Williamstown Savings Bank from 1994 to 2009 and of Hoosac Bank from 2002 to 2009. Mr. Crowe is also a former director of The Savings Bank Life Insurance Company of Massachusetts, a Bank member. He was a Massachusetts certified public accountant from 1976 to June 2016. Mr. Crowe served as a treasurer of the American Bankers Association in 2011 and 2012. Mr. Crowe's service as a director of the Bank began on January 1, 2012, and his current term will conclude on December 31, 2019.

Martin J. Geitz, age 60, has served as president and chief executive officer of The Simsbury Bank & Trust Company, located in Simsbury, Connecticut, since October 2004, and its holding company, SBT Bancorp, Inc., since its formation in 2005. Mr. Geitz is also a member of the board of directors of The Simsbury Bank & Trust Company and SBT Bancorp, Inc. Mr. Geitz began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2017.

John W. McGeorge, age 72, has served as chairman of the board of Needham Bank, of Needham, Massachusetts, since April 2006. Mr. McGeorge also served as chief executive officer of Needham Bank from April 2006 until May 2015, and as president of Needham Bank from April 2006 through April 2012. Mr. McGeorge began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2017.

Gregory R. Shook, age 66, has served as president, chief executive officer and a director of Essex Savings Bank, located in Essex, Connecticut, since July 22, 1999. Mr. Shook also serves on the board of directors of Essex Financial Services, Inc. a subsidiary of Essex Savings Bank. Additionally, Mr. Shook served from 2011 to 2013 on the initial Federal Reserve Bank of Boston, First District, Community Depository Institutions Advisory Council. Mr. Shook began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2020.

Stephen R. Theroux, age 67, was appointed vice president in January 2017 and elected a director in February 2017 of American European Insurance Company, a New Hampshire-domiciled insurance company headquartered in Cherry Hill, New Jersey, in January 2017. Also in January 2017, Mr. Theroux retired from Lake Sunapee Bank, FSB, and its holding company, Lake Sunapee Bank Group, located in Newport, New Hampshire, both of which he had served as president and as chief executive officer, commencing in 2007 and 2012, respectively. He also held various other positions with Lake Sunapee Bank dating back to 1987. Mr. Theroux’s retirement coincided with the January 2017 merger of Lake Sunapee Bank Group with Bar Harbor Bankshares, located in Bar Harbor, Maine, and the simultaneous merger of their subsidiary banks. In connection with those mergers, Mr. Theroux’s positions as director and vice-chair of Lake Sunapee Bank, FSB and Lake Sunapee Bank Group ceased, and he became a director of Bar Harbor Bank & Trust and its holding company, Bar Harbor Bankshares. Mr. Theroux began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2018.

John F. Treanor, age 69, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Mr. Treanor also served as president and chief operating officer at The Washington Trust Company for 10 years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994 to 1999); executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991 to 1994); and various senior management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr. Treanor also serves on the board of directors of Thielsch Engineering Company. Mr. Treanor has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2020.

Michael R. Tuttle, age 62, has served as a director of Merchants Bank since 2006 and as a director of Merchants Bancshares, Inc., located in South Burlington, Vermont, since 2007. He is also the former president and chief executive officer of each of Merchants Bancshares Inc. (from 2007 through 2015) and Merchants Bank (from 2006 through 2014). Mr. Tuttle has served on the board of the Vermont Economic Development Authority since October 2016 and is a former director of Fairpoint

Communication, Inc. Mr. Tuttle began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2018.

John Witherspoon, age 60, has served as president and chief executive officer of Skowhegan Savings Bank in Skowhegan, Maine, since November 2007. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004. Mr. Witherspoon began serving as a director of the Bank on January 1, 2016, and his current term will conclude on December 31, 2019.

Independent Directors

The independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.

Andrew J. Calamare (chair), age 61, has served as president and chief executive officer of The Co-operative Central Bank, located in Boston, Massachusetts, since March 2015, and served as executive vice president of The Co-operative Central Bank from January 2011 to March 2015. Prior to that position, Mr. Calamare served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Previously, Mr. Calamare served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2020.

Joan Carty, age 65, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She previously served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term will conclude on December 31, 2018.

Eric Chatman, age 56, founded in June 2015 and is president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities and financial institutions. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from May 2012 until March 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines and division manager, treasury department, at the African Development Bank. Mr. Chatman has served as a director of the Bank since June 16, 2014, and his current term will conclude on December 31, 2019.

Patrick E. Clancy, age 70, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. He continues to engage in the field as an independent consultant and developer. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2018.

Cornelius K. Hurley, age 71, has served as director of the Boston University Center for Finance, Law & Policy, the successor to the Morin Center for Banking and Financial Law at Boston University, since 2005. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly owned subsidiary of Computershare, Ltd. Previous roles included serving as managing director of The Secura Group (1990 to 1997) and as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies (1981 to 1990). He also previously served as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was appointed as a director of the Bank on March 30, 2007, for a term that expired on December 31, 2008. Prof. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, and has served on the board of directors continuously since that date. His current term will conclude on December 31, 2017.

Antoinette C. Lazarus, age 53, has served as chief compliance officer and as privacy and anti-money laundering officers for Landmark Partners, a Simsbury, Connecticut-based registered investment adviser since 2006. Prior to her work at Landmark Partners, Ms. Lazarus served from 2004 to 2006 as vice president of compliance for Prudential Financial, Inc., a Hartford, Connecticut-based financial products and services company and from 2001 to 2004 as director of fund accounting for CIGNA

Retirement and Investment Services, a Hartford-based retirement services business that was acquired in 2004 by Prudential Financial, Inc. From 1988 to 2001 Ms. Lazarus served in multiple fund accounting, reporting and valuation roles at Aetna Financial Services, a financial services company based in Hartford that was acquired by ING in 2000. Ms. Lazarus has served as a director of the Bank since January 1, 2017, and her current term will conclude on December 31, 2020.

Jay F. Malcynsky, age 63, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting, since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington, D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director on March 30, 2007, and his current term will conclude on December 31, 2020.

Emil J. Ragones, age 70, is an adjunct professor at the Boston College Carroll School of Management in the Masters of Science in Accounting Program, a position he has held since January 2013. He served as executive in residence at Accounting Management Solutions, Inc., located in Waltham, Massachusetts, from 2008 through April 2015, providing accounting and financial management advisory services. Mr. Ragones previously worked at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology assurance, as well as advisory and consulting services to clients in a variety of industries, including financial services. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's National Professional Practice office for assurance and advisory business services, focusing on reviewing and reporting on financial and information technology controls and Sarbanes-Oxley Act Section 404 compliance and reporting. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current term will conclude on December 31, 2019.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: http://www.fhlbboston.com/downloads/aboutus/Audit_Committee_Charter.pdf.

The members of the Audit Committee are Directors Ragones (chair), Crowe (vice chair), Chatman, Lazarus, Malcynsky, Treanor, and Calamare (ex officio). The board has determined that Director Crowe is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Crowe is not an auditor or accountant for us, does not perform fieldwork, and is not a Bank employee. In accordance with the SEC's safe harbor relating to Audit Committee financial experts, a person designated or identified as an Audit Committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Crowe’s independence.

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

Management is responsible for the Bank's internal controls and the financial reporting process. PwC, our independent registered public accounting firm, is responsible for performing an independent audit of the financial statements and the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board (PCAOB). Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the direction of the Director of Internal Audit, who is accountable to the Audit Committee. The Audit Committee acts in an oversight role with the responsibility to monitor and oversee these processes.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2016, for filing with the SEC.

Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	58
George H. Collins	Executive Vice President and Chief Risk Officer	57
M. Susan Elliott	Executive Vice President and Chief Business Officer	62
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	55
Timothy J. Barrett	Senior Vice President and Treasurer	58
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	50
Barry F. Gale	Senior Vice President and Executive Director of Human Resources	57
Sean R. McRae	Senior Vice President and Chief Information Officer	52
Carol Hempfling Pratt	Senior Vice President, General Counsel, and Corporate Secretary	58
_________________________

(1)	Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

Edward A. Hjerpe III has served as president and chief executive officer since July 2009. Mr. Hjerpe joined us from Strata Bank and Service Bancorp, Inc., where he was interim chief executive officer from September 2008 until joining us. Mr. Hjerpe was a financial, strategy, and management consultant from August 2007 to September 2008. He was both president and chief operating officer of the Massachusetts/Rhode Island Region of Webster Bank and senior vice president of Webster Financial Corporation from May 2004 to June 2007. Prior to those roles, Mr. Hjerpe served as executive vice president, chief operating officer, and chief financial officer at FIRSTFED AMERICA BANCORP, Inc. from July 1997 to May 2004. Mr. Hjerpe also worked with us from 1988 to 1997, first as vice president and director of financial analysis and economic research, and ultimately as executive vice president and chief financial officer. Mr. Hjerpe has been involved in numerous community, civic, industry, and nonprofit organizations over the course of his career. He currently serves as a member of the board of directors of the Office of Finance and as a member of the FHLBank Presidents Conference. He is also a former member and past chair of the board of Dental Services of Massachusetts, a former member and past chair of the board of trustees of St. Anselm College in Manchester, New Hampshire, and a current member of the board of directors of the Pentegra Defined Benefit Plan for Financial Institutions. Mr. Hjerpe earned a B.A. in business and economics from St. Anselm College, and an M.A. and Ph.D. in economics from the University of Notre Dame.

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

Carol Hempfling Pratt has served as senior vice president and general counsel since June 2010. Prior to employment with us, Ms. Pratt spent over 25 years specializing in corporate and banking law at the Boston law firm of Foley Hoag LLP. Ms. Pratt holds a B.A. and a J.D. from Northwestern University.

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

For the year ended December 31, 2016, the named executive officers were:

Edward A. Hjerpe III	President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer;
M. Susan Elliott	Executive Vice President and Chief Business Officer;
George H. Collins	Executive Vice President and Chief Risk Officer;
Carol Hempfling Pratt	Senior Vice President and General Counsel; and
Timothy J. Barrett	Senior Vice President and Treasurer.

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2016. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy (defined below) reflecting performance and market conditions, effective January 1, 2017. Additionally, we adopted an executive incentive plan (an EIP) in 2016 (the 2016 EIP). Cash incentives awarded under EIPs in 2016 were generally determined based on the criteria set forth in the 2016 EIP and the 2014 EIP.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on the Form 10-K for the year ending December 31, 2016.

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

Risk and Bank Compensation Practices and Policies

Our chief risk officer reviews the design of our compensation plans and policies, including the 2016 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2016 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2016, and ending December 31, 2018, and targeted regulatory results at December 31, 2018, with associated deferred payouts of 50 percent of the 2016 EIP's awards, which are intended to align management's interests with risk-management objectives.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2016 short-term awards, which are intended to further reduce the risk of imprudent risk-taking.

Further, our chief risk officer and our executive director of human resources jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2017, the Compensation Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are designed to manage any conflict of interests and promote independence in risk management in a manner independent of the financial performance of the business areas these personnel monitor. For example, as discussed under — Executive Incentive Plan — Incentive Goals, Mr. Collins's goals, as chief risk officer, differ somewhat and have different weightings under the 2016 EIP than goals of the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile. Likewise, all participants in the 2016 EIP working in our enterprise risk-management (ERM) department have somewhat different goals and weightings from their peers in other departments. Additionally, the review of the chief risk officer includes input by the board of directors’ Risk Committee.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the FHFA reviews all executive compensation, including the 2016 EIP, relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is across a broad group of organizations representing different industries. In particular, we experience a greater frequency of competition for talent with financial services firms, including commercial banks, other FHLBanks, other GSEs, such as Fannie Mae and Freddie Mac, and other financial institutions, including those in the private sector. We also recognize that a “one-size-fits-all” approach to compensation may need to be adjusted at times to attract employees that may have critical skills (e.g., technology staff) and to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by asset-management firms that are considered labor market competitors even though they are not business competitors. As a result, we may, at times, have to expand recruiting efforts to a regional or national basis to recruit named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer comparable compensation packages to attract, retain, motivate, and reward top talent. When setting compensation levels, we also consider the cost of living in the Boston area.

Our competitive peer groups for our named executive officers include:

•
The other FHLBanks, particularly for determining mix of pay within the total rewards package due to the FHLBank System’s unique cooperative structure. We consider, in particular, those FHLBanks in major metropolitan areas that share a cost of living similar to the cost of living in the Boston area.

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

Both peer groups are considered in setting the total rewards package. However, no specific target among the peer groups is selected for named executive officer compensation. Rather, the data is used generally to ensure the total rewards packages remain competitive as determined by the Compensation Committee relative to those peer groups.

The first competitive peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2016, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive for each matched position as discussed below in more detail.

The second primary peer group, commercial/regional banks, serves as a relevant comparator group for competitive positioning of the total rewards package for those positions requiring financial services experience, including the named executive officers. The commercial/regional bank peer group focuses on large and mid-sized commercial/regional banks and financial services firms but excludes large global investment banks. Both the Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas. The commercial/regional bank peer group consists mostly of banks with multiple product lines/offerings and significant assets. The most significant difference between us and the commercial/regional bank peer group is that we are focused on wholesale banking activities while the peer group generally engages in both wholesale and retail activities. The market analysis focuses on the wholesale activities and excludes retail-focused positions.

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 2016 FHLB Custom Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives.

The following is a list of survey participants that were included by McLagan in the commercial/regional banks peer group in the 2016 FHLB Custom Survey as well as proxy data from smaller public peers with assets between $10 billion and $20 billion. Not all participants reported positions that matched the data set for the named executive officers.

ABN AMRO	Espirito Santo Investment	Rabobank
AIB	Fannie Mae	Regions Financial Corporation
Ally Financial Inc.	Federal Reserve Bank of New York	Royal Bank of Canada
Associated Bank	Fidelity Investments	Royal Bank of Scotland Group
Australia & New Zealand Banking Group	Fifth Third Bank	Santander Bank, NA
Banco Bilbao Vizcaya Argentaria	First Citizens Bank	Siemens Financial Services
Bank Hapoalim	First Niagara	Societe Generale
Bank of America Merrill Lynch	Freddie Mac	Standard Chartered Bank
Bank of Ireland Corporate Banking	Haitong	State Street Bank & Trust Company
Bank of the West	Hancock Bank	SunTrust Banks
Bayerische Landesbank	HSBC	SVB Financial Group
BBVA Compass	Huntington Bancshares, Inc.	Synovus
BlackRock, Inc.	ING	TD Ameritrade
BMO Financial Group	Investors Bancorp, Inc	TD Securities
BNP Paribas	JPMorgan	The Bank Of New York Mellon
BOK Financial Corporation	KBC Bank	The Bank of Nova Scotia
Boston Private Financial Holdings, Inc.	KeyCorp	The CIT Group
Branch Banking & Trust Co.	Landesbank Baden-Wuerttemberg	The Northern Trust Corporation
Capital Group	Lloyds Banking Group	The Vanguard Group, Inc.
Capital One	M&T Bank Corporation	U.S. Bancorp
CIBC World Markets	Macquarie Bank	Umpqua Holding Corporation
Citigroup	Mizuho Bank	UniCredit
Citizens Financial Group	Mizuho Capital Markets	Webster Bank
City National Bank	Mizuho Trust & Banking Co. (USA)	Wells Fargo Bank
Comerica	MUFG Securities	Westpac Banking Corporation
Commerce Bank	MUFG Union Bank	Zions Bancorporation
Commerzbank	National Australia Bank	Federal Home Loan Bank of Atlanta
Commonwealth Bank of Australia	Natixis	Federal Home Loan Bank of Chicago
Crédit Agricole CIB	Nomura Securities	Federal Home Loan Bank of Cincinnati
Credit Industriel et Commercial	Nord/LB	Federal Home Loan Bank of Dallas
Cullen Frost Bankers, Inc.	Nordea Bank	Federal Home Loan Bank of Des Moines
DBS Bank	OCBC Bank	Federal Home Loan Bank of Indianapolis
DnB Bank	People's United Bank	Federal Home Loan Bank of New York
DVB Bank	People's United Bank, National Association	Federal Home Loan Bank of Pittsburgh
DZ Bank	PNC Bank	Federal Home Loan Bank of San Francisco
East West Bancorp	Prudential Financial	Federal Home Loan Bank of Topeka

Data from international banks contained results from their U.S. operations only.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, skills, experience, the criticality of the role, and tenure through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an EIP to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we may offer higher base salaries, in addition to cash-incentive opportunities, and certain retirement benefits to keep our compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be comparable with the total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable with the total rewards packages at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with total cash compensation of the named executive officer's peers at other FHLBanks. The Compensation Committee has also considered total cash compensation at the other FHLBanks as the comparator since it includes base salaries and cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System. The Compensation Committee has been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2016, these goals and objectives were developed to align with our strategic business plan. At the end of the year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation, although the board of director’s Risk Committee provides input on the evaluation of the chief risk officer. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

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

After review and nonobjection by the FHFA, the board of directors awarded the named executive officers an increase in base salary on January 4, 2017, with retroactive application to January 1, 2017. In determining the amount of the increases, the Compensation Committee considered market data from the McLagan 2016 FHLB Custom Survey, discussed under — Overview of the Labor Market for Senior Managers above. Additionally, the Compensation Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Compensation Committee, increases in base salary for each of the named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases:

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Edward A. Hjerpe III	$756,700	$781,300	3.25%
President and Chief Executive Officer

Frank Nitkiewicz	$369,280	$380,880	3.14%
Executive Vice President and Chief Financial Officer

M. Susan Elliott	$369,280	$380,680	3.09%
Executive Vice President and Chief Business Officer

George H. Collins	$339,570	$350,070	3.09%
Executive Vice President and Chief Risk Officer

Carol Hempfling Pratt	$324,500	$334,700	3.14%
Senior Vice President and General Counsel

Timothy J. Barrett	$324,500	$334,700	3.14%
Senior Vice President and Treasurer

Executive Incentive Plan

General Overview of EIPs

EIPs are cash incentive plans which are reviewed by the Compensation Committee and may be adopted by the board of directors on an annual basis. EIPs are not necessarily adopted every year. Generally, EIPs are used to promote achievement of strategic objectives by aligning cash incentive opportunities for corporate officers or other members of management or highly compensated employees, including the named executive officers, with our short- and long-term financial performance and strategic direction. These incentive opportunities are also designed to facilitate retention and commitment of key officers. EIPs generally include specific goals, such as goals based on profitability, business growth, regulatory examination results and remediation, and operational goals for each of the corporate officers or other members of management or highly compensated employees, including the named executive officers.

The Compensation Committee reviews each component of the EIP's plan design, including eligible participants, goals, goal weighting, achievement levels, and payout opportunities. The Compensation Committee administers the EIP and has full power and binding authority to construe, interpret, and administer and adjust the EIP during or at the end of the plan year for extraordinary circumstances. Extraordinary circumstances may include changes in, among other things, business strategy, termination or commencement of business lines, significant growth or consolidation of the membership base, impact of severe economic fluctuations, or significant regulatory or other changes impacting us or the FHLBank System. The Committee may not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA.

Purpose of the 2016 EIP

The 2016 EIP is intended to:

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

2016 EIP Plan Design

The design of the 2016 EIP was guided by principles intended to:

•	promote achievement of our financial plan and strategic objectives in our strategic business plan;

•	provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and

•	facilitate the retention and commitment of our corporate officers.

Incentive Goals

The 2016 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. Where possible, the goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. To mitigate unnecessary or excessive risk-taking, the 2016 EIP contains measures for overall performance that are achieved through Bankwide collaboration of activity but cannot be individually attained or altered by participants in the 2016 EIP. Additionally, the 2016 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2016, and ending December 31, 2018, and targeted regulatory results at December 31, 2018, which are intended to align management's interests with our long-term financial performance and condition. Further, Mr. Collins's goals, as chief risk officer, differ somewhat and have different weightings from the goals and weightings of the other named executive officers, which are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Further, as described in greater detail under — Determination of Awards under the 2016 EIP, the Compensation Committee and the board of directors maintained authority over all awards under the 2016 EIP, however, the 2016 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

Short-Term Incentive Goals and Actual Achievement

The 2016 EIP includes the following short-term incentive goals for the named executive officers:

•
Pre-assessment core return on capital stock (the core return goal): Pre-assessment core return on capital stock (as such term is defined in the 2016 EIP and referred to in this report as core return on capital stock) is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, other-than-temporary-impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary-impairment credit losses due to improvements in projected private-label MBS performance, and private-label MBS litigation settlement income. In addition, with the approval of the board of directors, we also adjusted the calculation of core return on capital stock by including unbudgeted voluntary pension contributions to the extent funded by current period litigation income. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.

•	Implement the HHNE Initiative (HHNE initiative): This goal is measured by the launch and disbursement of the allocated subsidy in our HHNE initiative.

•	Implement the JNE initiative (JNE initiative): This goal is measured by the launch and disbursement of the allocated subsidy in our JNE initiative.

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

The 2016 EIP includes the following short-term incentive goals for the named executive officers, except for Mr. Collins:

•
New business and mission goal (the new business goal): This goal is measured by the total amount of advances originated during 2016 to depository institution members with maturities of greater than or equal to one year in term (and not pre-payable without fee), including advances restructurings that result in extension of the advance in maturity of one year or longer, but excluding certain AHP-related advances and advances to insurance company members.

•	Insurance advances disbursements (the insurance advances goal): This goal is measured by the amount of new advances originated in 2016 (any type and maturity of advance) to insurance company members.

•	Insurance membership (the insurance membership goal): This goal is measured by the number of insurance companies approved for membership by the president and chief executive officer in 2016.

Mr. Collins's short-term incentive goals, as chief risk officer, differ somewhat and have different weightings from the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Under the 2016 EIP, Mr. Collins's short-term incentive goals include the core return goal, HHNE initiative, JNE initiative, and individual goal but exclude the new business goal, insurance advances goal, and insurance membership goal. Mr. Collins's short-term goals also include:

•
Bankwide ERM initiatives (the ERM goals): These goals are described and measured as set forth in Table 11.2. Mr. Collins's achievement of these goals was evaluated by Mr. Hjerpe in his capacity as Mr. Collins's manager.

•	Remediation of 2015 Report of Examination Findings (the remediation goal): This goal is measured by the clearance rate of 2015 FHFA examination findings that identified our weaknesses.

The following Table 11.1 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than ERM and individual goals which are set forth in Tables 11.2 and 11.3, respectively, for the year ended December 31, 2016.

Table 11.1

	Weighting
Goal	Named Executive Officers other than Chief Risk Officer	Chief Risk Officer	Threshold	Target	Excess	Actual Achievement
Core Return	25%	20%	4.10 percent (1)	4.58 percent(1)	5.55 percent(1)	5.88 percent
New Business	20%	NA	$1.50 billion	$2.75 billion	$4.00 billion	$4.37 billion
Insurance Advances	15%	NA	$500.0 million	$1.0 billion	$1.5 billion	$2.8 billion
Insurance Membership	10%	NA	3 new members	5 new members	7 new members	5 new members
HHNE Initiative	10%	10%	Announce the initiative by January 15, 2016 and disburse 50% of allocated subsidy by December 31, 2016	Threshold criteria plus disburse 75% of allocated subsidy by December 31, 2016	Target criteria plus disburse 100% of allocated subsidy by December 31, 2016	Excess Achieved
JNE Initiative	10%	10%	Announce the initiative by January 15, 2016 and disburse 50% of allocated subsidy by December 31, 2016	Threshold criteria plus disburse 75% of allocated subsidy by December 31, 2016	Target criteria plus disburse 100% of allocated subsidy by December 31, 2016	Excess Achieved
Remediation	NA	15%	Clear all remediation matters requiring board attention and 66% of the other remediation matters.	Clear all remediation matters requiring board attention and clear all other remediation matters.	Target criteria plus receive 3 or fewer matters requiring board attention in the 2016 regulatory examination.	Threshold not satisfied
ERM	NA	35%	See Table 11.2	See Table 11.2	See Table 11.2	See Table 11.2
Individual	10%	10%	See Table 11.3	See Table 11.3	See Table 11.3	See Table 11.3
___________________________

(1)
These performance levels were adjusted from the amounts originally established in the 2016 EIP. The 2016 EIP provides that the originally established performance levels were to be adjusted up or down by one basis point for every basis point by which the average daily federal funds rate deviated from the 0.67 percent assumed in our strategic business plan. In 2016, the average daily federal funds rate deviation, and therefore, the adjustment to each of the performance levels, was -27.03 basis points.

The following table 11.2 sets forth the ERM Goals and the actual achievement for the year ended December 31, 2016.

Table 11.2 ERM Goals and Actual Achievement
Goals	Threshold	Target	Excess	Actual Achievement
Review risk policies with department staff to: a) enhance awareness and engagement by taking a bottom-up perspective and b) generate, as deemed warranted, recommended changes to better align practice with policy
	By November 30, 2016, review and provide summary of recommended changes (if any) to 6 policies to the Chief Risk Officer.	By November 30, 2016, review and provide summary of recommended changes (if any) to 9 policies to the Chief Risk Officer.	By November 30, 2016, review and provide summary of recommended changes (if any) to 12 policies to the Chief Risk Officer.	Excess
Contribute to the new Bank activities for 2016 via active participation with key constituents co-led by ERM and business unit management.	Of the targeted and key action plans supporting business unit objectives agreed upon quarterly by leadership of ERM, Member Services and Treasury, satisfactorily meet 75% of targeted action plans	Threshold criteria plus satisfactorily meet 100% of key action plans	Target criteria plus satisfactorily meet 100% of targeted and key action plans	75% between Target and Excess
Revamp reporting to Asset-liability, Credit and Operations committees and b) Revamp the Risk committee report	Complete all 4 by December 31, 2016	Complete management committees by June 30, 2016, and Risk committee by October 31, 2016	Complete management committees by June 30, 2016, and Risk committee by September 30, 2016	Excess
Working with the Risk Committee for the Risk Management Policy and internal management committees for the Market Risk Management, Credit Risk Management, Liquidity Risk Management and Capital Management Policies, complete a review of internal risk limits and triggers and make recommendations where appropriate
	Complete the review and update of the Risk Management Policy by September 30, 2016	Threshold criteria plus review 2 of 4 management policies by December 31, 2016	Target criteria plus review 4 management policies by December 31, 2016	Excess

The following Table 11.3 sets forth the named executive officers' individual, Bankwide or department specific goals, levels of achievement, and actual results. Each component of each named executive officer’s individual, Bankwide or department specific goals was weighted equally.

Table 11.3 Individual, Bankwide or Department-Specific Goals by each Named Executive Officer
Mr. Hjerpe
Goals	Threshold	Target	Excess	Actual Achievement

Maintain financial capacity to pay a dividend at a specified minimum level for four quarters.	Dividends in an amount at or above a specified minimum level paid for four quarters and achieve a core mission asset ratio of 65% or higher for 2016.	Dividends in an amount at or above a specified minimum level paid for four quarters and achieve a core mission asset ratio of 70% or higher for 2016.	Achieve target criteria, plus exceed “target” on the pre-assessment, core return on capital stock goal as defined in the 2016 EIP.	Excess
Meet with and make presentations on the financial condition and other important aspects of the Bank to member trade associations and other industry groups.	Attend and present at five such meetings.	Attend and present at seven such meetings, including at least one insurance company focused meeting.	Attend and present at nine such meetings including at least one insurance company.	Target

Mr. Nitkiewicz
Goals	Threshold	Target	Excess	Actual Achievement
Implement finance project of the new general ledger/ accounts payable/ human resources financial system.	Deploy general ledger/ accounts payable /fixed assets phase of new system in time to retire legacy systems within 2016.	Deploy general ledger/ accounts payable /fixed assets phase of new system in time to retire legacy systems by May 31, 2016.
Deploy general ledger/ accounts payable /fixed assets phase of new system plus complete assessment of one new financial function, such as procurement or budgeting cost allocation, for implementation in a future phase.
Target
Manage Bank’s capital position adequately and efficiently and assess opportunities for improvement.	Maintain Bank’s excess stock position within parameters approved by board of directors under the excess stock management program for 3 out of 4 quarter-ends in 2016.	Maintain Bank’s excess stock position within parameters approved by board of directors under the excess stock management program for each quarter-end in 2016.	Specify requirements for online member-initiated stock repurchase or redemption transactions for potential inclusion in core banking system requirements document.	Excess

Ms. Elliott
Goals	Threshold	Target	Excess	Actual Achievement
Implement JNE and HHNE initiatives and disburse related advances.	Announce JNE and HHNE initiatives by the later of January 15, 2016 or 15 days after regulator approval.
Achieve threshold criteria, plus (1) conduct a minimum of three group meetings or webinars to provide an overview of the JNE and HHNE initiatives and (2) disburse 50% * of both JNE and HHNE initiative funds in 2016.
*If regulator approval is received later than March 1, 2016, this amount will be prorated.
			Achieve target criteria, plus disburse 100%* of both JNE and HHNE initiative funds in 2016. *If regulator approval is received later than March 1, 2016, this amount will be prorated.	Excess
Conduct member outreach, including to a minimum of five insurance companies.	Conduct 10 meetings with members.	Conduct 15 meetings with members.	Conduct 20 meetings with members.	80% between Target and Excess
Conduct outreach to regulators between March and December 2016.	Conduct 5 meetings with regulators.	Conduct 7 meetings with regulators.	Conduct 11 meetings with regulators.	Excess

Mr. Collins
Goals	Threshold	Target	Excess	Actual Achievement

Recommend and implement enhancements to the Bank’s compliance program as required by new regulation.	Complete assessment of compliance program by February 28, 2016.	Review assessment results and recommendations with the Bank’s management committee and board of directors by March 31, 2016.	Develop plan for program enhancements by June 30, 2016 and deliver agreed- upon required elements through December 31, 2016.	Excess
Implement effective risk management program consistent with new regulation.	Complete assessment of existing risk management framework versus new requirements by March 31, 2016.	Review assessment with the Bank’s management committee and board of directors by April 30, 2016.	Develop plan for program enhancements by June 30, 2016 and deliver agreed upon required elements through December 31, 2016.	No Payout(1)

Ms. Pratt
Goals	Threshold	Target	Excess	Actual Achievement
Conduct member regulator outreach.	Participate in five meetings with member regulators, at least two of which must be with insurance regulators.	Participate in seven such meetings, at least two of which must be with insurance regulators.	Participate in 11 such meetings, at least two of which must be with insurance regulators.	Target
Successfully implement certain changes to vendor lifecycle management process.
Obtain operations committee review and management committee approval of revised vendor policy, and complete and publish new vendor selection /contracting procedures and vendor management procedures by March 31, 2016.
		Achieve threshold criteria, plus hold training sessions for vendor managers and related officers by June 30, 2016.	Achieve target criteria, plus create and publish computer-based training module on vendor contracting by September 30, 2016.	Target

Mr. Barrett
Goals	Threshold	Target	Excess	Actual Achievement
Engage with the Office of Finance regarding market access strategy, including analyzing supplemental debt distribution methods.	Report new funding strategy to asset-liability committee.	Achieve threshold criteria, plus join the Office of Finance and other FHLBanks’ working group, and attend one meeting.	Achieve target criteria, plus present a market access strategy to FHLBank System CFO committee.	Target
Recommend and implement process change improvements to long-term investment straight-through-processing (STP).	Present a business case for a process change to operations committee intended to improve STP, including, but not limited to, removing redundancies or consolidating responsibilities.	Initiate internal project processes to implement STP process change, including a completed business case for the process change.	Fully implement process change.	Target
_______________________

(1)
An assessment of existing risk management framework versus new requirements was completed in May 2016. The Bank determined that the existing risk management program was compliant with new requirements, and no changes were required.

Long-Term Incentive Goals

In addition, the 2016 EIP includes two long-term incentive goals. The first, weighted at 67 percent of the total long-term opportunity, is based on our average core return on capital stock over the three-year period starting January 1, 2016, and ending December 31, 2018. The 2016 EIP provides that the performance levels for this goal will be adjusted up or down by 0.8 basis points for every basis point by which the average daily federal funds rate deviates from the 1.15 percent that we have forecast.

For information on how core return on capital stock is determined, see — Short-Term Incentive Goals and Actual Achievement.

Long-Term Goal	Average Core Return on Capital Stock from January 1, 2016 to December 31, 2018
Threshold	4.18%
Target	5.23%
Excess	6.27%

The second long-term incentive goal will be measured by the achievement of certain targeted regulatory goals by December 31, 2018. This goal is weighted at 33 percent of the total long-term opportunity.

Incentive Opportunities under the 2016 EIP

Incentive opportunities under the 2016 EIP are based on each named executive officer's base salary at December 31, 2016 (referred to as 2016 incentive salaries).

The following Table 11.4 sets forth the combined short and long-term incentive opportunities under the 2016 EIP, in each case expressed as percentages of the named executive officers' 2016 incentive salaries:

Table 11.4
	Combined Short- and Long-Term Incentive Opportunity
	Threshold	Target	Excess
President	50.00%	75.00%	100.00%
All Other Named Executive Officers	30.00%	50.00%	70.00%

At the conclusion of 2016, individual awards were calculated based on actual goal achievement as of December 31, 2016. Participants were eligible to receive 50 percent of such award in a cash payment in March 2017, following non-objection by the FHFA and approval of the board of directors. Table 11.5 below sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2017, in each case expressed as percentages of the named executive officers' 2016 incentive salaries:

Table 11.5
	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	25.00%	37.50%	50.00%
All Other Named Executive Officers	15.00%	25.00%	35.00%

The remaining 50 percent of the combined award, calculated at the end of 2016, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goals, as set forth in Table 11.6 below.

Table 11.6
Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 50% of the combined short- and long-term incentive opportunity	100% of the remaining 50% of the combined short- and long-term incentive opportunity	150% of the remaining 50% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2016 EIP

Awards for the short-term goals, other than the ERM and individual goals under the 2016 EIP, were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity for Level of Achievement (Table 11.4)	X	2016 Incentive Salary

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

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity (Table 11.4) Interpolated for Actual Level of Achievement	X	2016 Incentive Salary

Our staff calculated the named executive officers' awards under the 2016 EIP's short-term goals, in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed the results of each of the other named executive officer's level of achievement under that named executive officer's individual goal, and for Mr. Collins, also the ERM goals, and made award recommendations to the Compensation Committee for the Compensation Committee's consideration. The Compensation Committee discussed and adopted those recommendations. The Compensation Committee determined Mr. Hjerpe's incentive award for his individual goal following the Compensation Committee's review of the level of achievement for this goal as provided by Mr. Hjerpe and the Compensation Committee's assessment of Mr. Hjerpe's achievement of this goal. The Compensation Committee and board of directors determined that Mr. Hjerpe achieved one of his goals at excess and one at target, as set forth in Table 11.3.

Based on those calculations and determinations, the combined incentive awards were calculated, by goal, as follows:

2016 Combined Short-and Long-Term Awards as Calculated by Goal
Participant	Core Return	New Business	Insurance Advances	Insurance Membership	HHNE	JNE	Remediation	ERM	Individual	Total Combined Award
Mr. Hjerpe	$189,175	$151,340	$113,505	$56,753	$75,670	$75,670	N/A	N/A	$66,211	$728,324
Mr. Nitkiewicz	64,624	51,699	38,774	18,464	25,850	25,850	N/A	N/A	21,418	246,679
Ms. Elliott	64,624	51,699	38,774	18,464	25,850	25,850	N/A	N/A	25,358	250,619
Mr. Collins	47,540	N/A	N/A	N/A	23,770	23,770	$—	$81,709	11,885	188,674
Ms. Pratt	56,788	45,430	34,073	16,225	22,715	22,715	N/A	N/A	16,224	214,170
Mr. Barrett	56,788	45,430	34,073	16,225	22,715	22,715	N/A	N/A	16,224	214,170

The named executive officers were eligible to receive 50 percent of the combined award illustrated above in a cash payment in March 2017, following non-objection by the FHFA and approval of the board of directors. The below table's column “short-term award” sets forth the short-term incentive award paid to the named executive officers in March 2017 and the remaining 50 percent which then becomes the target level of achievement for the long-term incentive opportunity.

	2016 Combined Short-and Long-Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement
Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$728,324	$364,162	$364,162
Mr. Nitkiewicz	246,679	123,340	123,339
Ms. Elliott	250,619	125,310	125,309
Mr. Collins	188,674	94,337	94,337
Ms. Pratt	214,170	107,085	107,085
Mr. Barrett	214,170	107,085	107,085

Final awards under the 2016 EIP's long-term incentive opportunities cannot be determined until after December 31, 2018, since they are based on average core return on capital stock over the three-year period starting January 1, 2016, and ending December 31, 2018, and targeted regulatory results as of December 31, 2018. Based on the Bank's and individual levels of achievement as of December 31, 2016, the named executive officers are eligible for long-term incentive opportunities, payable in March 2019, as follows:

	Long-Term Incentive Opportunity at Threshold, Target, and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$182,081	$364,162	$546,243
Mr. Nitkiewicz	61,670	123,339	185,009
Ms. Elliott	62,655	125,309	187,964
Mr. Collins	47,169	94,337	141,506
Ms. Pratt	53,543	107,085	160,628
Mr. Barrett	53,543	107,085	160,628

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions:

•
Participants must be employed by us on the payment date in March 2019 to receive the long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2016 EIP.

•
Subject to the discretion of the board of directors, the calculated long-term award may be reduced or eliminated (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2017 and/or 2018, any of the following occur such that if it had occurred prior to the year-end 2016 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:

◦	operational errors or omissions result in material revisions to our 2016 financial results, information submitted to the FHFA, or data used to determine the combined award at year-end 2016;

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

We have agreed to pay Mr. Hjerpe an amount equal to his annualized base salary at the time of such termination to be paid in equal installments over the following 12 months according to our regular payroll cycle during such period. Notwithstanding the foregoing, our obligation to pay Mr. Hjerpe such amount will be subject to Mr. Hjerpe's execution of our standard release of claims agreement and our compliance with applicable statutory and regulatory requirements at the time such payment would otherwise be made. Payments to Mr. Hjerpe under the change-in-control agreement are in lieu of any severance payments that would otherwise be payable to him.

Employment Status and Severance Benefits

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2016, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

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

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2016, 2015, and 2014, by our named executive officers.

Summary Compensation Table for 2016, 2015 and 2014
Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan Compensation Short-Term(3)	Non-equity Incentive Plan Compensation Long-Term(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Edward A. Hjerpe III	2016	$756,700	$—	$364,162	$289,987	$692,000	$103,149	$2,205,998
President and	2015	733,300	29,332	362,067	312,420	244,000	90,530	1,771,649
Chief Executive Officer	2014	710,000	—	225,726	251,504	700,000	86,490	1,973,720

Frank Nitkiewicz	2016	369,280	1,495	123,340	102,329	691,000	40,551	1,327,995
Executive Vice President	2015	358,000	14,320	120,557	111,620	239,000	35,428	878,925
and Chief Financial Officer	2014	346,000	—	94,653	87,311	1,125,000	33,871	1,686,835

M. Susan Elliott	2016	369,280	2,961	125,310	103,371	788,000	44,704	1,433,626
Executive Vice President	2015	358,000	14,320	123,510	108,291	301,000	39,488	944,609
and Chief Business Officer	2014	346,000	—	80,464	90,581	1,478,000	37,416	2,032,461

George H. Collins	2016	339,570	—	94,337	74,106	516,000	32,040	1,056,053
Executive Vice President	2015	330,000	13,200	97,763	98,372	244,000	23,275	806,610
and Chief Risk Officer	2014	300,000	—	57,684	78,542	726,000	19,777	1,182,003

Carol Hempfling Pratt	2016	324,500	—	107,085	84,691	216,000	31,073	763,349
Senior Vice President and	2015	295,000	12,144	101,038	92,223	78,000	26,835	605,240
General Counsel	2014	285,000	—	65,924	75,279	131,000	24,472	581,675

Timothy J. Barrett	2016	324,500	—	107,085	84,691	205,000	27,413	748,689
Senior Vice President and	2015	295,000	12,144	97,841	94,038	68,000	18,433	585,456
Treasurer	2014	285,000	—	80,924	73,598	119,000	17,513	576,035
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)
In 2016 Mr. Nitkiewicz received an additional bonus of $1,495 as a cash award for 25 years of service, and Ms. Elliott received an additional bonus of $2,961 as a cash award for 35 years of service. In 2015 Ms. Pratt and Mr. Barrett received an additional bonus of $344 as a cash award for their five years of service. The amount of these service awards is the same as would have been paid to any employee who completed the same number of years of service in 2016 or 2015. In 2015, all Bank employees, including the named executive officers, were awarded a special cash bonus equal to 4 percent of base salary as of December 1, 2015, in recognition of our success for the year ended December 31, 2015, reflected in our record net income for the year as well as a number of measures that are indicators of our success against meaningful criteria for the past several years.

(3)
Represents amounts paid under the 2016 EIP during 2017 in respect of service performed in 2016, under the 2015 EIP during 2016 in respect of service performed in 2015, and under the 2014 EIP during 2015 in respect of service performed in 2014.

(4)
Represents amounts paid under the 2014, 2013, and 2012 EIP for satisfying long-term goals based on our adjusted retained earnings at December 31, 2016, December 31, 2015, and December 31, 2014, respectively, which amounts were $1.0 billion, $883.3 million, and $815.7 million, respectively. The amounts paid under the 2014 and 2013 EIP also reflect a payout based on the results of the regulatory goal of those plans.

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

Other Compensation Table

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Edward A. Hjerpe III	2016	$85,882	$—	$17,267	$103,149
	2015	72,643	—	17,887	90,530
	2014	68,688	—	17,802	86,490

Frank Nitkiewicz	2016	36,090	4,461	—	40,551
	2015	31,504	3,924	—	35,428
	2014	30,431	3,440	—	33,871

M. Susan Elliott	2016	36,068	8,636	—	44,704
	2015	31,774	7,714	—	39,488
	2014	30,353	7,063	—	37,416

George H. Collins	2016	32,040	—	—	32,040
	2015	23,275	—	—	23,275
	2014	19,777	—	—	19,777

Carol Hempfling Pratt	2016	31,073	—	—	31,073
	2015	26,835	—	—	26,835
	2014	24,472	—	—	24,472

Timothy J. Barrett	2016	27,413	—	—	27,413
	2015	18,433	—	—	18,433
	2014	17,513	—	—	17,513
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

Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2016, the maximum elective deferral amount was $18,000 (or $24,000 per year for participants who attain or exceed age 50 in 2016), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $15,900 (three percent multiplied by two multiplied by the $265,000 IRC compensation limit).
A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(2)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, parking, reimbursement for mass transportation, spousal travel expenses, and airline program memberships.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2016 EIP, for our named executive officers:
Grants of Plan-Based Awards for Fiscal Year 2016

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$189,175	$283,763	$378,350
Mr. Nitkiewicz	55,392	92,320	129,248
Ms. Elliott	55,392	92,320	129,248
Mr. Collins	50,936	84,893	118,850
Ms. Pratt	48,675	81,125	113,575
Mr. Barrett	48,675	81,125	113,575

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$94,588	$189,175	$283,763
Target	141,881	283,763	425,644
Excess	189,175	378,350	567,525

Mr. Nitkiewicz and Ms. Elliot
If short-term component results in:	Threshold	Target	Excess
Threshold	$27,696	$55,392	$83,088
Target	46,160	92,320	138,480
Excess	64,624	129,248	193,872

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$25,468	$50,936	$76,403
Target	42,446	84,893	127,339
Excess	59,425	118,850	178,274

Mr. Barrett and Ms. Pratt
If short-term component results in:	Threshold	Target	Excess
Threshold	$24,338	$48,675	$73,013
Target	40,563	81,125	121,688
Excess	56,788	113,575	170,363
______________________

(1)
Amounts represent potential awards under the 2016 EIP; actual amounts awarded are reflected in the Summary Compensation Table above. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plan

The following table sets forth the pension benefits for the fiscal year ended December 31, 2016, for our named executive officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2016
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	24.67	(3)	$1,458,000	$—
	Pension BEP	7.50		1,357,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	24.83		1,420,000	—
	Pension BEP	25.83		2,355,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	34.58		2,457,000	—
	Pension BEP	35.08		3,365,000	—
George H. Collins	Pentegra Defined Benefit Plan	18.83	(4)	1,133,000	—
	Pension BEP	19.33	(5)	1,466,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	5.50		281,000	—
	Pension BEP	6.50		296,000	—
Timothy J. Barrett	Pentegra Defined Benefit Plan	5.17		256,000	—
	Pension BEP	6.17		261,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2016.

(2)	See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 17.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

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

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable IRC limits on annual earnings ($265,000 for 2016). In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

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

•	reducing the result by the participant's actual accrued benefit from the Pentegra Defined Benefit Plan.

Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Hjerpe, 80 percent as president; Mr. Nitkiewicz, Ms. Elliott, and Mr. Collins, 70 percent as executive vice presidents; and Ms. Pratt and Mr. Barrett 65 percent as senior vice presidents. Our only named executive officer that has reached the maximum annual benefit amount is Ms. Elliott. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. In 2009, the Pension BEP was amended to require that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Previously, no funding standard has been applied to the Pension BEP rabbi trust which was established in 2005. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2016, for our named executive officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Year Ended December 31, 2016(1)	Our Contributions in Year Ended December 31, 2016(2)	Aggregate Earnings in Year Ended December 31, 2016	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2016
Edward A. Hjerpe III	$42,939	$69,982	$50,359	$—	$680,303
Frank Nitkiewicz	18,046	20,190	30,669	—	309,561
M. Susan Elliott	60,112	20,167	33,384	—	520,219
George H. Collins	9,280	16,140	5,351	—	61,435
Carol Hempfling Pratt	47,176	15,173	18,918	—	378,604
Timothy J. Barrett	5,756	11,513	9,763	—	88,761
_______________________

(1)	Amounts are also reported as salary in the Summary Compensation Table above.

(2)	Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

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

The Thrift BEP provides participants an opportunity to defer taxation on income and to make up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) thrift plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Compensation Committee and board of directors approve participation in the Thrift BEP. All of the named executive officers are current participants. All benefits payable under the Thrift BEP are paid solely from our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of our insolvency. In 2009, the Thrift BEP was amended to require us to contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. A rabbi trust was established for the Thrift BEP effective January 1, 2010.

Post-Termination Payment

The following table represents the amount that would be payable to the named executive officers as of December 31, 2016, had their employment been terminated involuntarily for reasons other than "cause" on that date. Under our severance policy (and for Mr. Hjerpe, under the change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott and Mr. Collins, the amount is equal to 12 months' base salary and for Ms. Pratt and Mr. Barrett the amount is equal to approximately six months' base salary, all based on annual salary in effect on December 31, 2016.

Name	Cash Severance(1)
Edward A. Hjerpe III(2)	$756,700
Frank Nitkiewicz	369,280
M. Susan Elliott	369,280
George H. Collins	339,570
Carol Hempfling Pratt	174,731
Timothy J. Barrett	166,493
_______________________

(1)	Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

(2)	Severance payments to Mr. Hjerpe may consist of either payments under our severance policy or under the change in control agreement but not both. Each, however, provides for 12 months of base salary.

Director Compensation

In 2016, we paid members of the board of directors fees for each board and committee meeting that they attend and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The amounts paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers during the years ended December 31, 2016 and 2015, along with the annual maximum compensation amounts are detailed in the following tables:

	2016	2015
Fee per board meeting:
Chair of the board	$9,000	$11,250
Vice chair of the board and committee chairs	7,000	9,450
All other board members	6,000	8,500
Fee per committee meeting	2,250	2,250
Fee per telephonic conference call	1,500	1,500

Quarterly Retainer Fees
Chair of the board	8,750	NA
Vice chair of the board and committee chairs	7,500	NA
All other board members	6,750	NA

Annual maximum compensation amounts (1):
Chair of the board	$105,000	$85,000
Vice chair of the board and committee chairs	88,750	72,500
All other board members	80,000	65,000
_______________________

(1)
In 2015, in addition to the maximum amounted listed, the Bank's maximum for spouse/guest travel expenses (perquisites) were $2,000 for the chair and vice chair of the board and $1,000 for all other board members.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2016 are detailed in the following table:

2016 Director Compensation
Fees Earned or Paid in Cash
Andrew J. Calamare, Chair	$105,000
Stephen G. Crowe, Vice Chair	88,750
Donna L. Boulanger	80,000
Joan Carty	88,750
Eric Chatman	80,000
Patrick E. Clancy	80,000
Martin J. Geitz	88,750
Cornelius K. Hurley	88,750
Jay F. Malcynsky	88,750
John W. McGeorge	88,750
Emil J. Ragones	88,750
Gregory R. Shook	80,000
Stephen R. Theroux	80,000
John F. Treanor	88,750
Michael R. Tuttle	80,000
John C. Witherspoon	80,000
$1,375,000

Directors may elect to defer the receipt of meeting fees pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $167,000 for the year ended December 31, 2016.

The 2017 Director Compensation Policy provides for fees paid for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policy provides for maximums on total director compensation and potential reduction based on attendance and performance.

Attendance Fees

The following table sets forth the attendance fees for 2017.

Name	Per Board Meeting	Per Committee Meeting	Per Telephonic Meeting	Maximum Meeting Attendance Fees
Chair of the board	$11,000	$2,250	$1,500	$85,000
Vice chair of the board and committee chairs	9,000	2,250	1,500	70,000
All other board members	8,000	2,250	1,500	65,000

Quarterly Retainers

The following table sets forth the quarterly retainer fees for 2017.

Name	Quarterly Retainer	Annual Retainer
Chair of the board	$10,000	$40,000
Vice chair of the board and committee chairs	8,750	35,000
All other board members	7,500	30,000

Maximum Compensation

The following table sets forth maximum director compensation for 2017.

Name	Maximum Attendance Fees	Maximum Retainer	Total Maximum Compensation
Chair of the board	$85,000	$40,000	$125,000
Vice chair of the board and committee chairs	70,000	35,000	105,000
All other board members	65,000	30,000	95,000

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2017, are noted in the following table.

Stockholders Holding Five Percent or More of Outstanding Capital Stock As of February 28, 2017 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	$352,223	14.32%
One Citizens Plaza
Providence, RI 02903

People's United Bank, N.A.	154,727	6.29
850 Main Street
Bridgeport, CT 06604

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. The following table provides capital stock outstanding to members whose officers or directors were serving as our directors as of February 28, 2017:

Capital Stock Outstanding to Members whose Officers or Directors were Serving on our Board of Directors As of February 28, 2017 (dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
The Washington Trust Company	$43,714	1.78%
23 Broad Street
Westerly, RI 02891

Needham Bank	15,467	0.63
1063 Great Plain Avenue
Needham, MA 02492

Merchants Bank	7,044	0.29
275 Kennedy Drive
South Burlington, VT 05403

MountainOne Bank	6,450	0.26
93 Main Street
North Adams, MA 01247

Skowhegan Savings Bank	3,569	0.15
13 Elm Street
Skowhegan, ME 04976

The Simsbury Bank & Trust Company	2,045	0.08
981 Hopmeadow Street
Simsbury, CT 06070

North Brookfield Savings Bank	1,777	0.07
35 Summer Street
North Brookfield, MA 01535

Depositors Insurance Fund	1,099	0.04
One Linscott Road
Woburn, MA 01801

Essex Savings Bank	912	0.04
35 Plains Road
Essex, CT 06426

American European Insurance Company	214	0.01
One Eagle Square
Concord, NH 03301
Total stock ownership by members whose officers or directors serve as directors of the Bank	$82,291	3.35%

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

For the year ended December 31, 2016, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct (Code of Ethics) and our Related Persons Transaction Policy (the Related Persons Policy), each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

The Code of Ethics requires that all directors and executive officers (as well as all other employees) avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in or financial relationship with any of our members that is not transacted in the ordinary course of the member's business or, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and non-ordinary-course financial relationships with members. These disclosures are reviewed by our ethics officer, who is principally responsible for enforcing the Code of Ethics on a day-to-day basis. The ethics officer is charged with attempting to resolve any apparent conflict involving an employee other than our president and chief executive officer and, if an apparent conflict has not been resolved within 60 days, to report it to our president and chief executive officer for resolution. The ethics officer is charged with reporting any apparent conflict involving a director or our president and chief executive officer to the Governance Committee of the board of directors for resolution. Our ethics officer is Carol Hempfling Pratt, senior vice president, general counsel and corporate secretary of the Bank.

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

As of the date of this report, our board of directors is constituted of nine member directors and eight independent directors, as discussed in Item 10 — Directors, Executive Officers and Corporate Governance. None of our directors is an "inside" director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is an officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis, and some of the independent directors also engage in transactions either directly or indirectly with us from time to time in the ordinary course of the Bank's business.

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 24, 2017, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

SEC Rule Regarding Independence

SEC rules require our board of directors to adopt a standard of independence to evaluate the independence of its directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the board of directors' Audit Committee financial expert is independent.

After applying the NYSE independence standards, the board determined that, as of March 24, 2017, all of our independent (that is, nonmember) directors are independent, including Directors Calamare, Carty, Chatman, Clancy, Hurley, Lazarus, Malcynsky, and Ragones. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Crowe, Geitz, McGeorge, Treanor, and Tuttle, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Calamare (ex-officio), Carty, Chatman, Lazarus, Malcynsky and Ragones, are independent under the NYSE independence standards for these committees. The board of directors also determined that Director Crowe is the "Audit Committee financial expert" within the meaning of the SEC rules, and further determined that as of March 24, 2017, is not independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of director's Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2016 and 2015, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2016 and 2015.

Principal Accounting Fees and Services (dollars in thousands)

	Year Ended December 31,
	2016	2015
Audit fees(1)	$795	$784
Audit-related fees(2)	126	48
All other fees(3)	6	20
Tax fees	—	—
Total	$927	$852
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

b) Financial Statement Schedule

None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our 2015 Form 10-K filed with the SEC on March 18, 2016
4	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013

10.1.3	Third Amendment to the Pension Benefit Equalization Plan effective June 30, 2014*	Exhibit 10.1 to our 2014 Form 10-Q filed with the SEC on August 8, 2014
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009 *	Exhibit 10.2.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.3 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.3	Second Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective July 1, 2010 *	Exhibit 10.1 to our Second Quarter 2010 Form 10-Q filed with the SEC on August 12, 2010
10.2.4	Third Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.2.4 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.2.5	Fourth Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective June 30, 2014*	Exhibit 10.2 to our 2014 Form 10-Q filed with the SEC on August 8, 2014
10.3.1	The Federal Home Loan Bank of Boston 2014 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on April 15, 2014.
10.3.2	The Federal Home Loan Bank of Boston 2015 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on April 8, 2015.
10.3.3	The Federal Home Loan Bank of Boston 2016 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on March 10, 2016.
10.4	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016.
10.6	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to our Form 8-K filed with the SEC on June 23, 2006
10.8.1	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Filed within this Form 10-K
10.9.1	The Federal Home Loan Bank of Boston 2016 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K/A as filed with the SEC on October 28, 2015
10.9.2	The Federal Home Loan Bank of Boston 2017 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K as filed with the SEC on October 28, 2016
10.10	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011.

10.13	Severance Policy, as adopted March 23, 2012 *	Exhibit 10.11 to our Form 10-K filed with the SEC on March 23, 2012.
10.14	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Filed within this Form 10-K
10.15	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between M. Susan Elliott and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Filed within this Form 10-K
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	Filed within this Form 10-K
101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 24, 2017	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
March 24, 2017	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 24, 2017	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2017	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 24, 2017	By:	/s/	Andrew J. Calamare
Andrew J. Calamare Director
March 24, 2017	By:	/s/	Joan Carty
Joan Carty Director
March 24, 2017	By:	/s/	Eric Chatman
Eric Chatman Director
March 24, 2017	By:	/s/	Patrick E. Clancy
Patrick E. Clancy Director
March 24, 2017	By:	/s/	Stephen G. Crowe
Stephen G. Crowe Director
March 24, 2017	By:	/s/	Martin J. Geitz
Martin J. Geitz Director
March 24, 2017	By:	/s/	Cornelius K. Hurley

Cornelius K. Hurley Director
March 24, 2017	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director
March 24, 2017	By:	/s/	Jay F. Malcynsky
Jay F. Malcynsky Director
March 24, 2017	By:	/s/	John W. McGeorge
John W. McGeorge Director
March 24, 2017	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 24, 2017	By:	/s/	Gregory R. Shook
Gregory R. Shook Director
March 24, 2017	By:	/s/	Stephen R. Theroux
Stephen R. Theroux Director
March 24, 2017	By:	/s/	John F. Treanor
John F. Treanor Director
March 24, 2017	By:	/s/	Michael R. Tuttle
Michael R. Tuttle Director
March 24, 2017	By:	/s/	John C. Witherspoon
John C. Witherspoon Director