Form 10-Q
period 2017-03-31
Federal Home Loan Bank of Boston
filed 2017-05-11
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company," and emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2017
Class A Stock, par value $100	zero
Class B Stock, par value $100	25,379,782

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$12,817	$520,031
Interest-bearing deposits	246,317	278
Securities purchased under agreements to resell	2,999,000	5,999,000
Federal funds sold	5,150,000	2,700,000
Investment securities:
Trading securities	516,150	612,622
Available-for-sale securities - includes $4,657 and $7,968 pledged as collateral at March 31, 2017, and December 31, 2016, respectively that may be repledged	6,299,801	6,588,664
Held-to-maturity securities - includes $17,127 and $23,618 pledged as collateral at March 31, 2017, and December 31, 2016, respectively that may be repledged (a)	2,004,511	2,130,767
Total investment securities	8,820,462	9,332,053
Advances	35,479,424	39,099,339
Mortgage loans held for portfolio, net of allowance for credit losses of $625 and $650 at March 31, 2017, and December 31, 2016, respectively	3,675,598	3,693,894
Accrued interest receivable	78,816	84,653
Premises, software, and equipment, net	5,500	5,211
Derivative assets, net	52,693	61,598
Other assets	48,175	49,529
Total Assets	$56,568,802	$61,545,586
LIABILITIES
Deposits
Interest-bearing	$468,755	$444,897
Non-interest-bearing	21,513	37,266
Total deposits	490,268	482,163
Consolidated obligations (COs):
Bonds	27,978,423	27,171,434
Discount notes	24,179,050	30,053,964
Total consolidated obligations	52,157,473	57,225,398
Mandatorily redeemable capital stock	32,677	32,687
Accrued interest payable	100,964	80,822
Affordable Housing Program (AHP) payable	80,170	81,627
Derivative liabilities, net	325,083	357,876
Other liabilities	36,306	40,235
Total liabilities	53,222,941	58,300,808
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,587 shares and 24,113 shares issued and outstanding at March 31, 2017, and December 31, 2016, respectively	2,458,667	2,411,306
Retained earnings:
Unrestricted	994,011	987,711
Restricted	236,755	229,275
Total retained earnings	1,230,766	1,216,986
Accumulated other comprehensive loss	(343,572)	(383,514)
Total capital	3,345,861	3,244,778
Total Liabilities and Capital	$56,568,802	$61,545,586
_______________________________________
(a)   Fair values of held-to-maturity securities were $2,249,437 and $2,372,290 at March 31, 2017, and December 31, 2016, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Advances	$106,583	$78,219
Prepayment fees on advances, net	164	2,069
Securities purchased under agreements to resell	4,418	3,193
Federal funds sold	10,284	5,616
Investment securities:
Trading securities	2,553	2,236
Available-for-sale securities	24,664	25,145
Held-to-maturity securities	20,354	22,170
Prepayment fees on investments	65	325
Total investment securities	47,636	49,876
Mortgage loans held for portfolio	29,947	31,076
Other	59	107
Total interest income	199,091	170,156
INTEREST EXPENSE
Consolidated obligations:
Bonds	98,175	90,860
Discount notes	37,579	22,697
Total consolidated obligations	135,754	113,557
Deposits	502	115
Mandatorily redeemable capital stock	329	379
Other borrowings	2	1
Total interest expense	136,587	114,052
NET INTEREST INCOME	62,504	56,104
(Reduction of) provision for credit losses	(51)	11
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	62,555	56,093
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(53)	(442)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(365)	(905)
Net other-than-temporary impairment losses on investment securities, credit portion	(418)	(1,347)
Loss on early extinguishment of debt	—	(558)
Service fees	2,012	1,968
Net unrealized (losses) gains on trading securities	(1,414)	1,873
Net gains (losses) on derivatives and hedging activities	36	(6,235)
Other	(207)	(38)
Total other income	9	(4,337)
OTHER EXPENSE
Compensation and benefits	10,838	10,327
Other operating expenses	5,884	5,252
Federal Housing Finance Agency (the FHFA)	1,002	1,003
Office of Finance	842	816
Other	2,408	1,536
Total other expense	20,974	18,934
INCOME BEFORE ASSESSMENTS	41,590	32,822
AHP	4,192	3,320
NET INCOME	$37,398	$29,502

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2017	2016
Net income	$37,398	$29,502
Other comprehensive income:
Net unrealized gains on available-for-sale securities	26,906	51,830
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to non-interest income	365	905
Accretion of noncredit portion	8,296	9,141
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	8,661	10,046
Net unrealized gains (losses) relating to hedging activities
Unrealized losses	(138)	(17,039)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	4,319	7,211
Total net unrealized gains (losses) relating to hedging activities	4,181	(9,828)
Pension and postretirement benefits	194	119
Total other comprehensive income	39,942	52,167
Comprehensive income	$77,340	$81,669

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2015	23,367	$2,336,662	$934,214	$194,634	$1,128,848	$(442,597)	$3,022,913
Comprehensive income			23,602	5,900	29,502	52,167	81,669
Proceeds from sale of capital stock	697	69,730					69,730
Repurchase of capital stock	(1,053)	(105,313)					(105,313)
Shares reclassified to mandatorily redeemable capital stock	(1)	(40)					(40)
Cash dividends on capital stock			(19,529)		(19,529)		(19,529)
BALANCE, MARCH 31, 2016	23,010	$2,301,039	$938,287	$200,534	$1,138,821	$(390,430)	$3,049,430

BALANCE, DECEMBER 31, 2016	24,113	$2,411,306	$987,711	$229,275	$1,216,986	$(383,514)	$3,244,778
Comprehensive income			29,918	7,480	37,398	39,942	77,340
Proceeds from sale of capital stock	1,820	181,947					181,947
Repurchase of capital stock	(1,346)	(134,586)					(134,586)
Cash dividends on capital stock			(23,618)		(23,618)		(23,618)
BALANCE, MARCH 31, 2017	24,587	$2,458,667	$994,011	$236,755	$1,230,766	$(343,572)	$3,345,861

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$37,398	$29,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(4,855)	(8,153)
(Reduction of) provision for credit losses	(51)	11
Change in net fair-value adjustments on derivatives and hedging activities	(3,811)	6,317
Net other-than-temporary impairment losses on investment securities, credit portion	418	1,347
Loss on early extinguishment of debt	—	558
Other adjustments	1,597	656
Net change in:
Market value of trading securities	1,414	(1,873)
Accrued interest receivable	5,837	4,798
Other assets	(2,404)	(1,190)
Accrued interest payable	20,142	11,890
Other liabilities	(5,724)	(3,217)
Total adjustments	12,563	11,144
Net cash provided by operating activities	49,961	40,646

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(225,734)	(87,084)
Securities purchased under agreements to resell	3,000,000	(324,000)
Federal funds sold	(2,450,000)	(1,370,000)
Premises, software, and equipment	(786)	(385)
Trading securities:
Proceeds from long-term	403,333	4,231
Purchases of long-term	(308,671)	—
Available-for-sale securities:
Proceeds from long-term	298,387	216,181
Purchases of long-term	—	(850,766)
Held-to-maturity securities:
Proceeds from long-term	146,485	134,411
Advances to members:
Proceeds	124,105,993	88,178,413
Disbursements	(120,511,148)	(86,556,909)
Mortgage loans held for portfolio:
Proceeds	122,979	106,852
Purchases	(108,181)	(102,896)
Proceeds from sale of foreclosed assets	1,384	1,595
Net cash provided by (used in) investing activities	4,474,041	(650,357)

FINANCING ACTIVITIES
Net change in deposits	8,105	79,270
Net payments on derivatives with a financing element	(2,353)	(3,386)
Net proceeds from issuance of consolidated obligations:

Discount notes	38,926,960	36,534,002
Bonds	2,094,792	5,722,758
Payments for maturing and retiring consolidated obligations:
Discount notes	(44,804,024)	(38,657,232)
Bonds	(1,278,430)	(3,191,164)
Proceeds from issuance of capital stock	181,947	69,730
Payments for redemption of mandatorily redeemable capital stock	(10)	(6,785)
Payments for repurchase of capital stock	(134,586)	(105,313)
Cash dividends paid	(23,617)	(19,529)
Net cash (used in) provided by financing activities	(5,031,216)	422,351
Net decrease in cash and due from banks	(507,214)	(187,360)
Cash and due from banks at beginning of the period	520,031	254,218
Cash and due from banks at end of the period	$12,817	$66,858
Supplemental disclosures:
Interest paid	$128,146	$112,927
AHP payments	$5,385	$1,990
Noncash transfers of mortgage loans held for portfolio to other assets	$940	$721

The accompanying notes are an integral part of these financial statements.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the SEC) on March 24, 2017 (the 2016 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Summary of Significant Accounting Policies

As of March 31, 2017, we have not made any significant changes to the significant accounting policies described in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2016 Annual Report other than described below.

We utilize two derivatives clearing organizations (DCOs), for all cleared derivative transactions, LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral transfers. We continue to characterize our variation margin related at LCH.Clearnet LLC contracts as cash collateral. At both DCOs, initial margin is considered cash collateral.

Note 3 — Recently Issued and Adopted Accounting Guidance

Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This guidance is effective for us for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employers disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance is effective for us for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Specifically, the updated guidance clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have any effect on our financial condition, results of operations, and cash flows.

Note 4 — Trading Securities

Major Security Types. Our trading securities as of March 31, 2017, and December 31, 2016, were (dollars in thousands):

	March 31, 2017	December 31, 2016
U.S. Treasury obligations	$308,698	$399,521

Mortgage backed securities (MBS)
U.S. government-guaranteed – single-family	8,050	8,494
GSEs – single-family	644	768
GSEs – multifamily	198,758	203,839
	207,452	213,101
Total	$516,150	$612,622

Net unrealized losses or gains on trading securities for the three months ended March 31, 2017, and 2016, amounted to net losses of $1.4 million and net gains of $1.9 million for securities held on March 31, 2017, and 2016, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of March 31, 2017, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$9,350	$—	$(1,166)	$8,184
Supranational institutions	447,485	—	(25,146)	422,339
U.S. government-owned corporations	313,779	—	(37,163)	276,616
GSEs	129,336	—	(10,992)	118,344
	899,950	—	(74,467)	825,483
MBS
U.S. government guaranteed – single-family	119,919	62	(2,303)	117,678
U.S. government guaranteed – multifamily	512,927	—	(2,795)	510,132
GSEs – single-family	4,208,100	3,950	(36,542)	4,175,508
GSEs – multifamily	668,808	2,192	—	671,000
	5,509,754	6,204	(41,640)	5,474,318
Total	$6,409,704	$6,204	$(116,107)	$6,299,801
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

Our available-for-sale securities as of December 31, 2016, were (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$9,350	$—	$(1,204)	$8,146
Supranational institutions	452,021	—	(29,401)	422,620
U.S. government-owned corporations	317,588	—	(45,631)	271,957
GSEs	130,798	—	(13,330)	117,468
	909,757	—	(89,566)	820,191
MBS
U.S. government guaranteed – single-family	127,032	16	(2,321)	124,727
U.S. government guaranteed – multifamily	565,593	45	(2,277)	563,361
GSEs – single-family	4,447,803	1,765	(45,713)	4,403,855
GSEs – multifamily	675,288	1,242	—	676,530
	5,815,716	3,068	(50,311)	5,768,473
Total	$6,725,473	$3,068	$(139,877)	$6,588,664
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

The following table summarizes our available-for-sale securities with unrealized losses as of March 31, 2017, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$8,184	$(1,166)	$—	$—	$8,184	$(1,166)
Supranational institutions	—	—	422,339	(25,146)	422,339	(25,146)
U.S. government-owned corporations	—	—	276,616	(37,163)	276,616	(37,163)
GSEs	—	—	118,344	(10,992)	118,344	(10,992)
	8,184	(1,166)	817,299	(73,301)	825,483	(74,467)

MBS
U.S. government guaranteed – single-family	—	—	86,435	(2,303)	86,435	(2,303)
U.S. government guaranteed – multifamily	364,121	(1,760)	146,011	(1,035)	510,132	(2,795)
GSEs – single-family	3,017,265	(30,967)	327,482	(5,575)	3,344,747	(36,542)
	3,381,386	(32,727)	559,928	(8,913)	3,941,314	(41,640)
Total temporarily impaired	$3,389,570	$(33,893)	$1,377,227	$(82,214)	$4,766,797	$(116,107)

The following table summarizes our available-for-sale securities with unrealized losses as of December 31, 2016, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$8,146	$(1,204)	$—	$—	$8,146	$(1,204)
Supranational institutions	—	—	422,620	(29,401)	422,620	(29,401)
U.S. government-owned corporations	—	—	271,957	(45,631)	271,957	(45,631)
GSEs	—	—	117,468	(13,330)	117,468	(13,330)
	8,146	(1,204)	812,045	(88,362)	820,191	(89,566)
MBS
U.S. government guaranteed – single-family	31,606	(4)	90,854	(2,317)	122,460	(2,321)
U.S. government guaranteed – multifamily	326,126	(1,261)	165,246	(1,016)	491,372	(2,277)
GSEs – single-family	3,517,094	(39,181)	351,331	(6,532)	3,868,425	(45,713)
	3,874,826	(40,446)	607,431	(9,865)	4,482,257	(50,311)
Total temporarily impaired	$3,882,972	$(41,650)	$1,419,476	$(98,227)	$5,302,448	$(139,877)

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at March 31, 2017, and December 31, 2016, were (dollars in thousands):

	March 31, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	9,350	8,184	9,350	8,146
Due after five years through 10 years	169,829	160,476	171,589	161,746
Due after 10 years	720,771	656,823	728,818	650,299
	899,950	825,483	909,757	820,191
MBS (1)	5,509,754	5,474,318	5,815,716	5,768,473
Total	$6,409,704	$6,299,801	$6,725,473	$6,588,664
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 6 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of March 31, 2017, were (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$1,922	$—	$1,922	$41	$—	$1,963
HFA securities	161,289	—	161,289	11	(17,212)	144,088
	163,211	—	163,211	52	(17,212)	146,051
MBS
U.S. government guaranteed – single-family	12,073	—	12,073	243	—	12,316
U.S. government guaranteed – multifamily	1,489	—	1,489	—	(3)	1,486
GSEs – single-family	744,548	—	744,548	15,430	(455)	759,523
GSEs – multifamily	296,207	—	296,207	10,735	—	306,942
Private-label – residential	957,620	(183,165)	774,455	243,699	(7,609)	1,010,545
Asset-backed securities (ABS) backed by home equity loans	13,080	(552)	12,528	554	(508)	12,574
	2,025,017	(183,717)	1,841,300	270,661	(8,575)	2,103,386
Total	$2,188,228	$(183,717)	$2,004,511	$270,713	$(25,787)	$2,249,437

Our held-to-maturity securities as of December 31, 2016, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$2,159	$—	$2,159	$56	$—	$2,215
HFA securities	162,568	—	162,568	11	(19,291)	143,288
	164,727	—	164,727	67	(19,291)	145,503
MBS
U.S. government guaranteed – single-family	12,719	—	12,719	246	—	12,965
U.S. government guaranteed – multifamily	1,532	—	1,532	—	—	1,532
GSEs – single-family	812,836	—	812,836	16,881	(519)	829,198
GSEs – multifamily	318,667	—	318,667	11,692	—	330,359
Private-label – residential	999,149	(191,804)	807,345	240,818	(8,373)	1,039,790
ABS backed by home equity loans	13,515	(574)	12,941	602	(600)	12,943
	2,158,418	(192,378)	1,966,040	270,239	(9,492)	2,226,787
Total	$2,323,145	$(192,378)	$2,130,767	$270,306	$(28,783)	$2,372,290

The following table summarizes our held-to-maturity securities with unrealized losses as of March 31, 2017, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$141,759	$(17,212)	$141,759	$(17,212)

MBS
U.S. government guaranteed - multifamily	1,486	(3)	—	—	1,486	(3)
GSEs – single-family	21,376	(331)	23,144	(124)	44,520	(455)
Private-label – residential	14,825	(115)	326,790	(23,148)	341,615	(23,263)
ABS backed by home equity loans	—	—	11,584	(656)	11,584	(656)
	37,687	(449)	361,518	(23,928)	399,205	(24,377)
Total	$37,687	$(449)	$503,277	$(41,140)	$540,964	$(41,589)

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

Redemption Terms. The amortized cost, carrying value, and fair value of our held-to-maturity securities by contractual maturity at March 31, 2017, and December 31, 2016, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	March 31, 2017			December 31, 2016
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	16,401	16,401	16,446	16,637	16,637	16,663
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	146,810	146,810	129,605	148,090	148,090	128,840
	163,211	163,211	146,051	164,727	164,727	145,503
MBS (2)	2,025,017	1,841,300	2,103,386	2,158,418	1,966,040	2,226,787
Total	$2,188,228	$2,004,511	$2,249,437	$2,323,145	$2,130,767	$2,372,290
_______________________

(1)
Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive loss.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at March 31, 2017. At March 31, 2017, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. For those securities for which a credit loss was recognized during the three months ended March 31, 2017, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$46,262	7.7%	31.7%	37.6%	4.4%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through March 31, 2017 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	March 31, 2017
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$37,589	$32,394	$25,666	$33,369
Private-label residential MBS – Alt-A	1,062,245	786,567	610,130	846,087
ABS backed by home equity loans – Subprime	3,670	3,359	2,808	3,362
Total other-than-temporarily impaired securities	$1,103,504	$822,320	$638,604	$882,818
_______________________

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

	For the Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$490,404	$533,888
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	418	1,347
Reductions:
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(2)	(8,601)	(9,426)
Balance at end of period	$482,221	$525,809
_______________________

(1)
For the three months March 31, 2017 and 2016, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2017 and 2016, respectively.

(2)	Represents amounts accreted as interest income during the current period.

Note 8 — Advances

General Terms. At both March 31, 2017, and December 31, 2016, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent as summarized below (dollars in thousands).

	March 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$7,935	1.21%	$3,780	0.92%
Due in one year or less	17,444,622	1.22	18,783,802	1.05
Due after one year through two years	8,673,994	1.31	10,966,780	1.15
Due after two years through three years	2,821,139	1.72	2,508,459	1.67
Due after three years through four years	2,011,518	1.74	2,177,432	1.64
Due after four years through five years	1,889,679	1.86	2,041,269	1.80
Thereafter	2,671,123	1.63	2,633,333	1.70
Total par value	35,520,010	1.38%	39,114,855	1.23%
Premiums	21,143		22,633
Discounts	(28,551)		(25,847)
Fair value of bifurcated derivatives (1)	(576)		(153)
Hedging adjustments	(32,602)		(12,149)
Total	$35,479,424		$39,099,339
_________________________

(1)	At March 31, 2017, and December 31, 2016, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

At March 31, 2017, and December 31, 2016, we had callable advances and floating-rate advances that may be prepaid on a floating-rate reset date without prepayment or termination fees outstanding totaling $5.9 billion and $7.9 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date (1), Par Value	March 31, 2017	December 31, 2016
Overdrawn demand-deposit accounts	$7,935	$3,780
Due in one year or less	23,108,797	26,447,977
Due after one year through two years	3,410,994	3,693,780
Due after two years through three years	2,821,139	2,508,459
Due after three years through four years	1,826,318	2,002,232
Due after four years through five years	1,739,679	1,891,269
Thereafter	2,605,148	2,567,358
Total par value	$35,520,010	$39,114,855
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

At March 31, 2017, and December 31, 2016, we had putable advances outstanding totaling $3.3 billion and $3.4 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	March 31, 2017	December 31, 2016
Overdrawn demand-deposit accounts	$7,935	$3,780
Due in one year or less	19,278,622	20,788,552
Due after one year through two years	8,991,244	10,946,530
Due after two years through three years	2,723,139	2,455,709
Due after three years through four years	1,842,518	1,974,932
Due after four years through five years	1,594,179	1,736,769
Thereafter	1,082,373	1,208,583
Total par value	$35,520,010	$39,114,855

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	March 31, 2017	December 31, 2016
Fixed-rate	$28,953,692	$30,526,192
Variable-rate	6,566,318	8,588,663
Total par value	$35,520,010	$39,114,855

Credit-Risk Exposure and Security Terms. At March 31, 2017, and December 31, 2016, we had $12.4 billion and $16.2 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to six borrowers at both March 31, 2017, and December 31, 2016, representing 35.0 percent and 41.5 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

The following table presents certain characteristics of these investments (dollars in thousands):

	March 31, 2017	December 31, 2016
Real estate
Fixed-rate 15-year single-family mortgages	$509,001	$528,486
Fixed-rate 20- and 30-year single-family mortgages	3,100,731	3,098,476
Premiums	66,437	67,523
Discounts	(1,681)	(1,696)
Deferred derivative gains, net	1,735	1,755
Total mortgage loans held for portfolio	3,676,223	3,694,544
Less: allowance for credit losses	(625)	(650)
Total mortgage loans, net of allowance for credit losses	$3,675,598	$3,693,894

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	March 31, 2017	December 31, 2016
Conventional mortgage loans	$3,228,586	$3,235,835
Government mortgage loans	381,146	391,127
Total par value	$3,609,732	$3,626,962

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

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2016 Annual Report.

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

At March 31, 2017, and December 31, 2016, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended March 31, 2017 and 2016.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at March 31, 2017, and December 31, 2016. At March 31, 2017, and December 31, 2016, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2016 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2017, and December 31, 2016. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2016 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2016 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$27,972	$14,051	$42,023
Past due 60-89 days delinquent	7,066	3,647	10,713
Past due 90 days or more delinquent	14,464	5,093	19,557
Total past due	49,502	22,791	72,293
Total current loans	3,253,714	368,795	3,622,509
Total mortgage loans	$3,303,216	$391,586	$3,694,802
Other delinquency statistics
In process of foreclosure, included above (1)	$7,193	$1,003	$8,196
Serious delinquency rate (2)	0.46%	1.30%	0.55%
Past due 90 days or more still accruing interest	$—	$5,093	$5,093
Loans on nonaccrual status (3)	$14,753	$—	$14,753
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)
Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as loans modified within the previous six months under our temporary loan modification plan.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	December 31, 2016
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$26,757	$14,878	$41,635
Past due 60-89 days delinquent	5,508	3,846	9,354
Past due 90 days or more delinquent	16,379	5,807	22,186
Total past due	48,644	24,531	73,175
Total current loans	3,262,671	377,438	3,640,109
Total mortgage loans	$3,311,315	$401,969	$3,713,284
Other delinquency statistics
In process of foreclosure, included above (1)	$7,495	$1,502	$8,997
Serious delinquency rate (2)	0.53%	1.44%	0.63%
Past due 90 days or more still accruing interest	$—	$5,807	$5,807
Loans on nonaccrual status (3)	$16,940	$—	$16,940
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)
Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as loans modified within the previous six months under our temporary loan modification plan.

For information on how we collectively and individually evaluate mortgage loans for impairment see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2016 Annual Report.

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at March 31, 2017, and December 31, 2016, and the average recorded investment and interest income recognized on these loans during the three months ended March 31, 2017 and 2016 (dollars in thousands).

	As of March 31, 2017		As of December 31, 2016
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$21,352	$21,311	$22,945	$22,905

	For the Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$21,699	$116	$25,841	$80

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

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Previously, conventional mortgage loans were required to be credit enhanced so that the risk of loss was limited to the losses equivalent to an investment in a double-A rated MBS at the time of purchase. The FHFA final rule on acquired member assets (AMA) went into effect on January 18, 2017, allowing each FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. Upon effectiveness of the final AMA rule, we determined that assets delivered to us must be credit enhanced at our determined “AMA investment grade” of a double-A rated MBS. In March 2017, we determined that assets delivered to us must be credit enhanced at our revised determination of “AMA investment grade” of a single-A-minus rated MBS. This revision had no impact on the March 31, 2017, allowance for credit losses. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit enhancement amount at the time of purchase. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of each participating financial institution, which may be calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a single-A-minus rated MBS and our initial first-loss account exposure.

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2017 and 2016, as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2017 and 2016 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended March 31,
	2017	2016
Allowance for credit losses
Balance, beginning of period	$650	$1,025
Recoveries (charge-offs)	26	(11)
(Reduction of) provision for credit losses	(51)	11
Balance, end of period	$625	$1,025
Ending balance, individually evaluated for impairment	$—	$—
Ending balance, collectively evaluated for impairment	$625	$1,025
Recorded investment, end of period (1)
Individually evaluated for impairment	$21,352	$25,316
Collectively evaluated for impairment	$3,281,864	$3,151,522
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Note 11 — Derivatives and Hedging Activities

The following table presents the notional amount and fair value of derivatives (excluding fair value adjustments related to variation margin for daily settled contracts) and total derivatives assets and liabilities. Total derivative asset and liabilities include the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts as of March 31, 2017, and December 31, 2016 (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	March 31, 2017			December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$17,424,429	$58,357	$(375,167)	$18,215,809	$52,715	$(413,026)
Forward-start interest-rate swaps	527,800	—	(36,253)	527,800	—	(36,250)
Total derivatives designated as hedging instruments	17,952,229	58,357	(411,420)	18,743,609	52,715	(449,276)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,099,500	1,995	(9,011)	1,199,000	2,293	(10,840)
Mortgage-delivery commitments (1)	37,827	202	(9)	22,524	70	(171)
Total derivatives not designated as hedging instruments	1,137,327	2,197	(9,020)	1,221,524	2,363	(11,011)
Total notional amount of derivatives	$19,089,556			$19,965,133
Total derivatives before netting and collateral adjustments		60,554	(420,440)		55,078	(460,287)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest (2)		(7,861)	95,357		6,520	102,411
Derivative assets and derivative liabilities		$52,693	$(325,083)		$61,598	$(357,876)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $57.7 million and $109.8 million at March 31, 2017, and December 31, 2016, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $851,000 and $850,000 at March 31, 2017, and December 31, 2016, respectively. Variation margin for daily settled contracts was $30.6 million at March 31, 2017.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three months ended March 31, 2017 and 2016, were as follows (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Derivatives designated as hedging instruments
Interest-rate swaps	$(659)	$(3,033)
Forward-start interest-rate swaps	134	(346)
Total net losses related to derivatives designated as hedging instruments	(525)	(3,379)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	153	(3,472)
Mortgage-delivery commitments	357	616
Total net gains (losses) related to derivatives not designated as hedging instruments	510	(2,856)

Other(1)	51	—

Net gains (losses) on derivatives and hedging activities	$36	$(6,235)
______________

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31, 2017
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$21,095	$(20,453)	$642	$(13,405)
Investments	10,268	(9,808)	460	(8,341)
COs – bonds	76	(1,837)	(1,761)	4,641
Total	$31,439	$(32,098)	$(659)	$(17,105)

	For the Three Months Ended March 31, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(68,456)	$68,233	$(223)	$(30,124)
Investments	(49,455)	49,839	384	(9,011)
COs – bonds	10,267	(13,461)	(3,194)	8,072
Total	$(107,644)	$104,611	$(3,033)	$(31,063)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

The following table presents the losses recognized in accumulated other comprehensive loss, the losses reclassified from accumulated other comprehensive loss into income, and the effect of our hedging activities on our net losses on derivatives and

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

hedging activities in the statement of income for our forward-start interest-rate swaps associated with hedged CO bonds in cash-flow hedge relationships (dollars in thousands).

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Losses Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Gains (Losses) Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended March 31, 2017	$(138)	Interest expense	$(4,315)	$134
For the Three Months Ended March 31, 2016	(17,039)	Interest expense	(7,208)	(346)

For the three months ended March 31, 2017 and 2016, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2017, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of March 31, 2017, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $7.2 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a DCO, our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Services (Moody's) or Standard & Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2017, was $355.3 million for which we had delivered collateral with a post-haircut value of $324.7 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. The following table sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2017.

Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2017 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$11,638
AA-	A+, A or A-	12,399
A-	below A-	16,808
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. We continue to characterize our variation margin related to LCH.Clearnet LLC contracts as cash collateral. At both DCOs, initial margin is considered cash collateral. We post initial margin and exchange variation margin through a clearing

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

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

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. The clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC)- registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at March 31, 2017.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral, including initial and certain variation margin, received or pledged, and associated accrued interest, on a net basis by counterparty.

The following table presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2017, and December 31, 2016 and the fair value of derivatives that are not subject to such netting (dollars in thousands). Such netting includes any related cash collateral received from or pledged to counterparties and variation margin for daily settled contracts.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	March 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Uncleared derivatives	$13,350	$(367,754)	$12,594	$(405,310)
Cleared derivatives	47,002	(52,677)	42,414	(54,806)
Total gross recognized amount	60,352	(420,431)	55,008	(460,116)
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	(12,518)	42,680	(12,028)	47,605
Cleared derivatives	4,657	52,677	18,548	54,806
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts	(7,861)	95,357	6,520	102,411
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	832	(325,074)	566	(357,705)
Cleared derivatives	51,659	—	60,962	—
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	52,491	(325,074)	61,528	(357,705)
Derivatives not meeting netting requirements
Mortgage delivery commitments	202	(9)	70	(171)
Total derivative assets and total derivative liabilities
Uncleared derivatives	832	(325,074)	566	(357,705)
Cleared derivatives	51,659	—	60,962	—
Mortgage delivery commitments	202	(9)	70	(171)
Total derivative assets and total derivative liabilities presented in the statement of condition	52,693	(325,083)	61,598	(357,876)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Uncleared derivatives	—	21,063	—	30,306
Cannot be sold or repledged
Uncleared derivatives	—	278,113	—	290,444
Total non-cash collateral received or pledged, not offset	—	299,176	—	320,750
Net amount
Uncleared derivatives	832	(25,898)	566	(36,955)
Cleared derivatives	51,659	—	60,962	—
Mortgage delivery commitments	202	(9)	70	(171)
Total net amount	$52,693	$(25,907)	$61,598	$(37,126)
_______________________

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At March 31, 2017, and December 31, 2016, we had additional net credit exposure of $1.1 million and $2.0 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

Note 12 — Deposits

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

We offer demand and overnight deposits for members and qualifying nonmembers. In addition, we offer short-term interest-bearing deposit programs to members. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans. We classify these items as "other" in the following table.

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	March 31, 2017	December 31, 2016
Interest-bearing
Demand and overnight	$465,931	$440,731
Other	2,824	4,166
Noninterest-bearing
Other	21,513	37,266
Total deposits	$490,268	$482,163

Note 13 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at March 31, 2017, and December 31, 2016, by year of contractual maturity (dollars in thousands):

	March 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$11,252,735	1.37%	$8,734,955	1.43%
Due after one year through two years	6,436,440	1.31	7,752,420	1.19
Due after two years through three years	3,197,930	1.71	3,297,120	1.63
Due after three years through four years	1,361,695	1.89	1,637,335	1.87
Due after four years through five years	2,551,775	1.68	2,574,375	1.65
Thereafter	3,147,595	2.73	3,135,745	2.70
Total par value	27,948,170	1.60%	27,131,950	1.58%
Premiums	106,776		118,145
Discounts	(14,606)		(14,906)
Hedging adjustments	(61,917)		(63,755)
	$27,978,423		$27,171,434
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at March 31, 2017, and December 31, 2016, included (dollars in thousands):

	March 31, 2017	December 31, 2016
Par value of CO bonds
Noncallable and nonputable	$23,290,170	$22,388,950
Callable	4,658,000	4,743,000
Total par value	$27,948,170	$27,131,950

The following is a summary of the CO bonds for which we were primarily liable at March 31, 2017, and December 31, 2016, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Year of Contractual Maturity or Next Call Date	March 31, 2017	December 31, 2016
Due in one year or less	$15,067,735	$12,858,955
Due after one year through two years	5,916,440	7,013,420
Due after two years through three years	2,979,930	2,904,120
Due after three years through four years	1,013,695	1,289,335
Due after four years through five years	1,284,775	1,242,375
Thereafter	1,685,595	1,823,745
Total par value	$27,948,170	$27,131,950

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Par value of CO bonds
Fixed-rate	$20,386,170	$20,289,950
Simple variable-rate	6,005,000	5,300,000
Step-up	1,557,000	1,542,000
Total par value	$27,948,170	$27,131,950

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2017	$24,179,050	$24,193,530	0.65%
December 31, 2016	$30,053,964	$30,070,103	0.47%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 14 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the three months ended March 31, 2017, and year ended December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Balance at beginning of period	$81,627	$82,081
AHP expense for the period	4,192	19,397
AHP direct grant disbursements	(5,385)	(18,575)
AHP subsidy for AHP advance disbursements	(267)	(1,378)
Return of previously disbursed grants and subsidies	3	102
Balance at end of period	$80,170	$81,627

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

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

The following tables demonstrate our compliance with our regulatory capital requirements at March 31, 2017, and December 31, 2016 (dollars in thousands):

Risk-Based Capital Requirements	March 31, 2017	December 31, 2016

Permanent capital
Class B capital stock	$2,458,667	$2,411,306
Mandatorily redeemable capital stock	32,677	32,687
Retained earnings	1,230,766	1,216,986
Total permanent capital	$3,722,110	$3,660,979
Risk-based capital requirement
Credit-risk capital	$352,679	$355,182
Market-risk capital	168,602	118,765
Operations-risk capital	156,385	142,184
Total risk-based capital requirement	$677,666	$616,131
Permanent capital in excess of risk-based capital requirement	$3,044,444	$3,044,848

	March 31, 2017		December 31, 2016
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$677,666	$3,722,110	$616,131	$3,660,979
Total regulatory capital	$2,262,752	$3,722,110	$2,461,823	$3,660,979
Total capital-to-asset ratio	4.0%	6.6%	4.0%	5.9%

Leverage Ratio
Leverage capital	$2,828,440	$5,583,165	$3,077,279	$5,491,469
Leverage capital-to-assets ratio	5.0%	9.9%	5.0%	8.9%

Note 16 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(137,718)	$(229,785)	$(71,237)	$(3,857)	$(442,597)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	51,830	—	(17,039)	—	34,791
Noncredit other-than-temporary impairment losses	—	(8)	—	—	(8)
Accretion of noncredit loss	—	9,141	—	—	9,141
Net actuarial gain	—	—	—	1	1
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	913	—	—	913
Amortization - hedging activities (2)	—	—	7,211	—	7,211
Amortization - pension and postretirement benefits (3)	—	—	—	118	118
Other comprehensive income (loss)	51,830	10,046	(9,828)	119	52,167
Balance, March 31, 2016	$(85,888)	$(219,739)	$(81,065)	$(3,738)	$(390,430)

Balance, December 31, 2016	$(136,809)	$(192,379)	$(48,187)	$(6,139)	$(383,514)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	26,906	—	(138)	—	26,768
Accretion of noncredit loss	—	8,296	—	—	8,296
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	365	—	—	365
Amortization - hedging activities (4)	—	—	4,319	—	4,319
Amortization - pension and postretirement benefits (3)	—	—	—	194	194
Other comprehensive income	26,906	8,661	4,181	194	39,942
Balance, March 31, 2017	$(109,903)	$(183,718)	$(44,006)	$(5,945)	$(343,572)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $7.2 million recorded in CO bond interest expense and $4,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $4.3 million recorded in CO bond interest expense and $4,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

Note 17— Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2016 Annual Report. There have been no material

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2017.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at March 31, 2017, and December 31, 2016, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	March 31, 2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$12,817	$12,817	$12,817	$—	$—	$—
Interest-bearing deposits	246,317	246,317	246,317	—	—	—
Securities purchased under agreements to resell	2,999,000	2,998,891	—	2,998,891	—	—
Federal funds sold	5,150,000	5,149,928	—	5,149,928	—	—
Trading securities(1)	516,150	516,150	—	516,150	—	—
Available-for-sale securities(1)	6,299,801	6,299,801	—	6,291,617	8,184	—
Held-to-maturity securities	2,004,511	2,249,437	—	1,082,230	1,167,207	—
Advances	35,479,424	35,643,128	—	35,643,128	—	—
Mortgage loans, net	3,675,598	3,708,652	—	3,682,550	26,102	—
Accrued interest receivable	78,816	78,816	—	78,816	—	—
Derivative assets(1)	52,693	52,693	—	60,554	—	(7,861)
Other assets (1)	21,046	21,046	11,652	9,394	—	—
Liabilities:
Deposits	(490,268)	(490,263)	—	(490,263)	—	—
COs:
Bonds	(27,978,423)	(28,100,611)	—	(28,100,611)	—	—
Discount notes	(24,179,050)	(24,177,609)	—	(24,177,609)	—	—
Mandatorily redeemable capital stock	(32,677)	(32,677)	(32,677)	—	—	—
Accrued interest payable	(100,964)	(100,964)	—	(100,964)	—	—
Derivative liabilities(1)	(325,083)	(325,083)	—	(420,440)	—	95,357
Other:
Commitments to extend credit for advances	—	(4,811)	—	(4,811)	—	—
Standby letters of credit	(1,040)	(1,040)	—	(1,040)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	December 31, 2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$520,031	$520,031	$520,031	$—	$—	$—
Interest-bearing deposits	278	278	278	—	—	—
Securities purchased under agreements to resell	5,999,000	5,998,799	—	5,998,799	—	—
Federal funds sold	2,700,000	2,699,949	—	2,699,949	—	—
Trading securities(1)	612,622	612,622	—	612,622	—	—
Available-for-sale securities(1)	6,588,664	6,588,664	—	6,580,518	8,146	—
Held-to-maturity securities	2,130,767	2,372,290	—	1,176,269	1,196,021	—
Advances	39,099,339	39,273,044	—	39,273,044	—	—
Mortgage loans, net	3,693,894	3,736,548	—	3,708,123	28,425	—
Accrued interest receivable	84,653	84,653	—	84,653	—	—
Derivative assets(1)	61,598	61,598	—	55,078	—	6,520
Other assets(1)	17,779	17,779	8,394	9,385	—	—
Liabilities:
Deposits	(482,163)	(482,158)	—	(482,158)	—	—
COs:
Bonds	(27,171,434)	(27,298,499)	—	(27,298,499)	—	—
Discount notes	(30,053,964)	(30,054,085)	—	(30,054,085)	—	—
Mandatorily redeemable capital stock	(32,687)	(32,687)	(32,687)	—	—	—
Accrued interest payable	(80,822)	(80,822)	—	(80,822)	—	—
Derivative liabilities(1)	(357,876)	(357,876)	—	(460,287)	—	102,411
Other:
Commitments to extend credit for advances	—	(4,412)	—	(4,412)	—	—
Standby letters of credit	(1,064)	(1,064)	—	(1,064)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at March 31, 2017, and December 31, 2016, by fair-value hierarchy level (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	March 31, 2017
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. Treasury obligations	$—	$308,698	$—	$—	$308,698
U.S. government-guaranteed – single-family MBS	—	8,050	—	—	8,050
GSEs – single-family MBS	—	644	—	—	644
GSEs – multifamily MBS	—	198,758	—	—	198,758
Total trading securities	—	516,150	—	—	516,150
Available-for-sale securities:
State or local HFA securities	—	—	8,184	—	8,184
Supranational institutions	—	422,339	—	—	422,339
U.S. government-owned corporations	—	276,616	—	—	276,616
GSEs	—	118,344	—	—	118,344
U.S. government guaranteed – single-family MBS	—	117,678	—	—	117,678
U.S. government guaranteed – multifamily MBS	—	510,132	—	—	510,132
GSEs – single-family MBS	—	4,175,508	—	—	4,175,508
GSEs – multifamily MBS	—	671,000	—	—	671,000
Total available-for-sale securities	—	6,291,617	8,184	—	6,299,801
Derivative assets:
Interest-rate-exchange agreements	—	60,352	—	(7,861)	52,491
Mortgage delivery commitments	—	202	—	—	202
Total derivative assets	—	60,554	—	(7,861)	52,693
Other assets	11,652	9,394	—	—	21,046
Total assets at fair value	$11,652	$6,877,715	$8,184	$(7,861)	$6,889,690
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(420,431)	$—	$95,357	$(325,074)
Mortgage delivery commitments	—	(9)	—	—	(9)
Total liabilities at fair value	$—	$(420,440)	$—	$95,357	$(325,083)
_______________________

(1)
These amounts represent the application of the netting requirements which allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	December 31, 2016
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. Treasury obligations	$—	$399,521	$—	$—	$399,521
U.S. government-guaranteed – single-family MBS	—	8,494	—	—	8,494
GSEs – single-family MBS	—	768	—	—	768
GSEs – multifamily MBS	—	203,839	—	—	203,839
Total trading securities	—	612,622	—	—	612,622
Available-for-sale securities:
State or local HFA securities	—	—	8,146	—	8,146
Supranational institutions	—	422,620	—	—	422,620
U.S. government-owned corporations	—	271,957	—	—	271,957
GSEs	—	117,468	—	—	117,468
U.S. government guaranteed – single-family MBS	—	124,727	—	—	124,727
U.S. government guaranteed – multifamily MBS	—	563,361	—	—	563,361
GSEs – single-family MBS	—	4,403,855	—	—	4,403,855
GSEs – multifamily MBS	—	676,530	—	—	676,530
Total available-for-sale securities	—	6,580,518	8,146	—	6,588,664
Derivative assets:
Interest-rate-exchange agreements	—	55,008	—	6,520	61,528
Mortgage delivery commitments	—	70	—	—	70
Total derivative assets	—	55,078	—	6,520	61,598
Other assets	8,394	9,385	—	—	17,779
Total assets at fair value	$8,394	$7,257,603	$8,146	$6,520	$7,280,663
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(460,116)	$—	$102,411	$(357,705)
Mortgage delivery commitments	—	(171)	—	—	(171)
Total liabilities at fair value	$—	$(460,287)	$—	$102,411	$(357,876)
_______________________

(1)
These amounts represent the application of the netting requirements which allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017. There were no Level 3 available-for-sale securities during the three months ended March 31, 2016 (dollars in thousands).

March 31, 2017
Balance at beginning of period	$8,146
Purchases	—
Unrealized gains included in other comprehensive income	38
Balance at end of period	$8,184

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity investment securities, mortgage loans held for portfolio, and real-estate-owned property (REO) at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security).

The following tables present financial assets by level within the fair-value hierarchy which were recorded at fair value on a nonrecurring basis. The fair values presented are as of the date the fair value adjustment was recorded (dollars in thousands).

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$5,264	$5,264
Mortgage loans held for portfolio	—	—	5,145	5,145
REO	—	—	544	544

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$10,953	$10,953

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$8,498	$8,498
Mortgage loans held for portfolio	—	—	5,618	5,618
REO	—	—	786	786

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$14,902	$14,902

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2017, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act and FHFA regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2017, and December 31, 2016. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $907.1 billion and $932.1 billion at March 31, 2017, and December 31, 2016, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The following table sets forth our off-balance-sheet commitments as of March 31, 2017, and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$4,472,318	$174,997	$4,647,315	$4,050,447	$179,632	$4,230,079
Commitments for unused lines of credit - advances (2)	1,261,985	—	1,261,985	1,255,140	—	1,255,140
Commitments to make additional advances	33,928	73,193	107,121	44,865	65,972	110,837
Commitments to invest in mortgage loans	37,827	—	37,827	22,524	—	22,524
Unsettled CO bonds, at par	70,750	—	70,750	—	—	—
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At March 31, 2017, and December 31, 2016, these amounts totaled $44.1 million and $2.7 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $285,000 at December 31, 2016.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2026. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.0 million and $1.1 million at March 31, 2017, and December 31, 2016, respectively.

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

Note 19 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at March 31, 2017, and December 31, 2016 (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2017
Citizens Bank, N.A.	$352,223	14.1%	$5,260,581	14.8%	$2,345	6.2%

As of December 31, 2016
Citizens Bank, N.A.	$357,508	14.6%	$7,260,446	18.6%	$2,625	7.3%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three months ended March 31, 2017 and 2016, as follows (dollars in thousands):

	For the Three Months Ended March 31,
Citizens Bank, N.A.	2017	2016
Interest income on advances	$14,111	$8,204
Fees on letters of credit	745	840

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2017	$82,433	3.3%	$1,319,925	3.7%	$1,564	4.2%
As of December 31, 2016	91,374	3.7	1,554,753	4.0	1,631	4.5

Note 20 — Subsequent Events

On April 3, 2017, we conducted a partial repurchase of excess capital stock under the Excess Stock Management Program in the amount of $180.2 million.

On April 18, 2017, the board of directors declared a cash dividend at an annualized rate of 4.08 percent based on capital stock balances outstanding during the first quarter of 2017. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $25.2 million and was paid on May 2, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2016 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2016 Annual Report.

EXECUTIVE SUMMARY

For the three months ended March 31, 2017, net income increased to $37.4 million, from $29.5 million for the three months ended March 31, 2016. The increase was primarily due to a $6.5 million increase in net interest income after provision for credit losses, and a $6.3 million increase in gains on derivatives and hedging activities, partially offset by a $3.3 million increase in net unrealized losses on trading securities. Our return on average equity was 4.56 percent for the three months ended March 31, 2017, compared with 3.88 percent for the three months ended March 31, 2016, an increase of 68 basis points. Our financial condition continued to strengthen with retained earnings of $1.2 billion at March 31, 2017, a surplus of $530.8 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of March 31, 2017.

On April 18, 2017, our board of directors declared a cash dividend that was equivalent to an annual yield of 4.08 percent, the approximate daily average three-month London Interbank Offered Rate (LIBOR) yield for the first quarter of 2017 plus 300 basis points.

Net Interest Margin

For the three months ended March 31, 2017, net interest margin was 0.43 percent, an increase of four basis points from the three months ended March 31, 2016. The improvement of net interest margin benefited from improvement in net interest spread and modest increase in interest rates, though interest rates remained low compared to historical standards as discussed under — Economic Conditions — Interest-Rate Environment.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity and funding to our members, with advances balances of $35.5 billion at March 31, 2017, down from $39.1 billion at December 31, 2016. The decrease in advances was broad based, with variable-rate advances and short-term fixed rate advances most significantly represented. We cannot predict whether this trend will continue.

Accretable yields from investments in private-label MBS

For the three months ended March 31, 2017 and 2016, we recognized $8.6 million and $9.4 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2016 Annual Report.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $1.0 billion at March 31, 2017. Other-than-temporary impairment credit losses were $418,000 for the three months ended March 31, 2017.

Repurchases of Excess Stock

Under the excess stock management program adopted by our board of directors on July 24, 2015, we repurchased $134.6 million of excess stock from shareholders on a pro rata basis in the quarter ending March 31, 2017. In addition, in April 2017 we repurchased $180.2 million of excess stock under the excess stock management program and announced that at close of business on May 31, 2017, we would reduce the activity-based stock investment requirement (ABSIR) for certain advances and on June 1, 2017, we would initiate daily repurchases of excess stock under different parameters. For additional information see

— Item 1 — Business — Capital Resources in the 2016 Annual Report, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Excess Stock Management Program in the 2016 Annual Report and as further described below under Liquidity and Capital Resources — Internal Capital Practices and Policies.

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

ECONOMIC CONDITIONS

Economic Environment

In the first quarter of 2017, the U.S. labor market continued to strengthen, and economic activity continued to expand at a moderate pace. Job gains were strong in January and February at over 200,000 jobs added per month and slowed in March with the addition of 98,000 jobs. At March 31, 2017, the nationwide unemployment rate had declined slightly to 4.5 percent. Household spending has continued to rise moderately and business investment has increased slightly. Real Gross Domestic Product increased at an annual rate of 0.7 percent in the first quarter.

Interest-Rate Environment

On March 15, 2017, the Federal Open Market Committee (FOMC) announced that it had decided to increase the target range for the federal funds rate to 0.75 percent to 1 percent. Following the announcement, long-term Treasury yields declined slightly. On May 3, 2017, the FOMC announced that the target range would remain unchanged but that it expects economic conditions to develop “in a manner that will warrant gradual increases in the federal funds rate.”

The following chart illustrates the interest-rate environment.

	Three Months Average		Ending rate
	March 31, 2017	March 31, 2016	March 31, 2017	December 31, 2016
Federal funds effective rate	0.70%	0.37%	0.82%	0.55%
3-month LIBOR	1.07%	0.63%	1.15%	1.00%
3-month U.S. Treasury yield	0.59%	0.28%	0.75%	0.50%
2-year U.S. Treasury yield	1.23%	0.83%	1.25%	1.19%
5-year U.S. Treasury yield	1.94%	1.36%	1.92%	1.93%
10-year U.S. Treasury yield	2.44%	1.91%	2.39%	2.44%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2016, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Statement of Condition
Total assets	$56,568,802	$61,545,586	$60,543,301	$62,160,154	$58,669,046
Investments(1)	17,215,779	18,031,331	19,264,484	19,676,487	20,319,265
Advances	35,479,424	39,099,339	37,195,148	38,241,920	34,524,912
Mortgage loans held for portfolio, net(2)	3,675,598	3,693,894	3,714,283	3,628,464	3,575,262
Deposits and other borrowings	490,268	482,163	610,783	634,995	562,622
Consolidated obligations:
Bonds	27,978,423	27,171,434	27,345,898	27,139,771	27,961,818
Discount notes	24,179,050	30,053,964	28,725,374	30,483,963	26,358,590
Total consolidated obligations	52,157,473	57,225,398	56,071,272	57,623,734	54,320,408
Mandatorily redeemable capital stock	32,677	32,687	33,812	35,076	35,244
Class B capital stock outstanding-putable(3)	2,458,667	2,411,306	2,333,262	2,353,698	2,301,039
Unrestricted retained earnings	994,011	987,711	962,798	955,126	938,287
Restricted retained earnings	236,755	229,275	217,343	210,031	200,534
Total retained earnings	1,230,766	1,216,986	1,180,141	1,165,157	1,138,821
Accumulated other comprehensive loss	(343,572)	(383,514)	(360,644)	(358,342)	(390,430)
Total capital	3,345,861	3,244,778	3,152,759	3,160,513	3,049,430
Other Information
Total regulatory capital ratio(4)	6.58%	5.95%	5.86%	5.72%	5.92%
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $625,000, $650,000, $800,000, $900,000, and $1.0 million, for the quarters ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 15 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net interest income	$62,504	$76,287	$64,779	$54,579	$56,104
(Reduction of) provision for credit losses	(51)	(83)	(94)	(111)	11
Net impairment losses on held-to-maturity securities recognized in earnings	(418)	(589)	(371)	(1,003)	(1,347)
Litigation settlements	—	19,627	—	19,584	—
Other income (loss)	427	1,272	(3,072)	(1,787)	(2,990)
Other expense	20,974	30,351	20,773	18,688	18,934
AHP assessments	4,192	6,666	4,099	5,312	3,320
Net income	$37,398	$59,663	$36,558	$47,484	$29,502
Other Information
Dividends declared	$23,619	$22,818	$21,574	$21,148	$19,529
Dividend payout ratio	63.16%	38.24%	59.01%	44.54%	66.20%
Weighted-average dividend rate(1)	3.94	3.80	3.65	3.63	3.42
Return on average equity(2)	4.56	7.38	4.55	6.09	3.88
Return on average assets	0.25	0.40	0.25	0.32	0.20
Net interest margin(3)	0.43	0.51	0.45	0.37	0.39
Average equity to average assets	5.55	5.39	5.48	5.31	5.20
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Net Income

Net income increased to $37.4 million for the three months ended March 31, 2017, from $29.5 million for the three months ended March 31, 2016. The reasons for the increase are discussed above within — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the three months ended March 31, 2017 was $62.6 million, compared with $56.1 million for the same period in 2016. The $6.5 million increase in net interest income after provision for credit losses was primarily attributable to a $1.0 billion increase in average earning assets, from $58.6 billion for the three months ended March 31, 2016, to $59.6 billion for the three months ended March 31, 2017. The increase in average earning assets was driven by a $2.5 billion increase in average advances balances partially offset by a $1.6 billion decrease in average investments balances. For additional information see — Rate and Volume Analysis. Net interest income also benefited from a slight increase in net interest margin as discussed under — Executive Summary. Offsetting the increase to net interest income after provision for credit losses was a $2.2 million decrease in net prepayment fees from advances and investments from $2.4 million in the three months ended March 31, 2016, to $229,000 in the three months ended March 31, 2017.

Net interest spread was 0.36 percent for the three months ended March 31, 2017, a two basis point increase from the same period in 2016, and net interest margin was 0.43 percent, a four basis point increase from the same period in 2016. The increase in net interest spread reflects an 18 basis point increase in the average yield on earning assets and a 16 basis point increase in the average yield on interest-bearing liabilities.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$37,753,835	$106,747	1.15%	$35,283,805	$80,288	0.92%
Securities purchased under agreements to resell	3,065,667	4,418	0.58	4,017,505	3,193	0.32
Federal funds sold	5,877,000	10,284	0.71	6,270,253	5,616	0.36
Investment securities(2)	9,155,405	47,636	2.11	9,296,338	49,876	2.16
Mortgage loans	3,673,168	29,947	3.31	3,577,828	31,076	3.49
Other earning assets	72,618	59	0.33	160,183	107	0.27
Total interest-earning assets	59,597,693	199,091	1.35	58,605,912	170,156	1.17
Other non-interest-earning assets	403,446			314,104
Fair-value adjustments on investment securities	(56,436)			(22,874)
Total assets	$59,944,703	$199,091	1.35%	$58,897,142	$170,156	1.16%
Liabilities and capital
Consolidated obligations
Discount notes	$27,681,790	$37,579	0.55%	$27,874,080	$22,697	0.33%
Bonds	27,763,168	98,175	1.43	26,635,280	90,860	1.37
Deposits	451,900	502	0.45	479,533	115	0.10
Mandatorily redeemable capital stock	32,683	329	4.08	41,910	379	3.64
Other borrowings	1,111	2	0.73	1,232	1	0.33
Total interest-bearing liabilities	55,930,652	136,587	0.99	55,032,035	114,052	0.83
Other non-interest-bearing liabilities	688,382			804,824
Total capital	3,325,669			3,060,283
Total liabilities and capital	$59,944,703	$136,587	0.92%	$58,897,142	$114,052	0.78%
Net interest income		$62,504			$56,104
Net interest spread			0.36%			0.34%
Net interest margin			0.43%			0.39%
_________________________

(1)	Yields are annualized

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2017 and 2016. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2017 vs. 2016
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$5,925	$20,534	$26,459
Securities purchased under agreements to resell	(895)	2,120	1,225
Federal funds sold	(373)	5,041	4,668
Investment securities	(748)	(1,492)	(2,240)
Mortgage loans	813	(1,942)	(1,129)
Other earning assets	(68)	20	(48)
Total interest income	4,654	24,281	28,935
Interest expense
Consolidated obligations
Discount notes	(158)	15,040	14,882
Bonds	3,924	3,391	7,315
Deposits	(7)	394	387
Mandatorily redeemable capital stock	(90)	40	(50)
Other borrowings	—	1	1
Total interest expense	3,669	18,866	22,535
Change in net interest income	$985	$5,415	$6,400

Average Balance of Advances Outstanding

The average balance of total advances increased $2.5 billion, or 7.0 percent, for the three months ended March 31, 2017, compared with the same period in 2016. However, advances balances declined by $3.6 billion over the three month period ended March 31, 2017. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the three months ended March 31, 2017 and 2016, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Fixed-rate advances—par value
Long-term	$13,300,970	$13,699,962
Short-term	11,692,882	10,888,199
Putable	2,634,528	1,947,964
Overnight	1,435,293	931,167
Amortizing	857,935	872,937
All other fixed-rate advances	46,333	96,615
	29,967,941	28,436,844

Variable-rate indexed advances—par value
Simple variable (1)	7,246,067	6,388,990
Putable	519,883	255,072
All other variable-rate indexed advances	42,749	43,526
	7,808,699	6,687,588
Total average par value	37,776,640	35,124,432
Net premiums	(4,635)	5,950
Market value of bifurcated derivatives	(211)	3,183
Hedging adjustments	(17,959)	150,240
Total average balance of advances	$37,753,835	$35,283,805
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $9.5 billion for the three months ended March 31, 2017. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $30.4 billion for the three months ended March 31, 2017, representing 80.6 percent of the total average balance of advances outstanding during the three months ended March 31, 2017. The average balance of all such advances totaled $27.2 billion for the three months ended March 31, 2016, representing 77.1 percent of the total average balance of advances outstanding during the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, net prepayment fees on advances and investments were $229,000 and $2.4 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.4 billion, or 13.7 percent, for the three months ended March 31, 2017, compared with the same period in 2016. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.36 percent during the three months ended March 31, 2016 to 0.71 percent during the three months ended March 31, 2017, while average yields on securities purchased under agreements to resell increased from 0.32 percent for the three months ended March 31, 2016 to 0.58 percent for the three months ended March 31, 2017. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the three months ended March 31, 2017, average balances of securities purchased under agreements to resell decreased $1.0 billion and average balances of federal funds sold decreased $393.3 million in comparison to the three months ended March 31, 2016.

Average investment-securities balances decreased $140.9 million, or 1.5 percent, for the three months ended March 31, 2017, compared with the same period in 2016, a decrease consisting primarily of a $546.9 million decrease in MBS and a $408.0 million increase in U.S. Treasury obligations.

Average Balance of COs

Average CO balances increased $935.6 million, or 1.7 percent, for the three months ended March 31, 2017, compared with the same period in 2016, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $1.1 billion in CO bonds and a decrease of $192.3 million in CO discount notes.

The average balance of CO discount notes represented approximately 49.9 percent of total average COs during the three months ended March 31, 2017, compared with 51.1 percent of total average COs during the three months ended March 31, 2016. The average balance of CO bonds represented 50.1 percent and 48.9 percent of total average COs outstanding during the three months ended March 31, 2017 and 2016, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	For the Three Months Ended March 31, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(683)	$—	$(81)	$(103)	$—	$(867)
Net interest settlements included in net interest income (2)	(13,405)	(8,341)	—	4,641	—	(17,105)
Total net interest income	(14,088)	(8,341)	(81)	4,538	—	(17,972)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	642	460	—	(1,761)	—	(659)
Gains on cash-flow hedges	—	—	—	134	—	134
(Losses) gains on derivatives not receiving hedge accounting	(5)	154	—	4	—	153
Mortgage delivery commitments	—	—	357	—	—	357
Other (3)	—	—	—	—	51	51
Net gain (losses) on derivatives and hedging activities	637	614	357	(1,623)	51	36

Subtotal	(13,451)	(7,727)	276	2,915	51	(17,936)

Net losses on trading securities	—	(1,414)	—	—	—	(1,414)
Total net effect of derivatives and hedging activities	$(13,451)	$(9,141)	$276	$2,915	$51	$(19,350)

_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)
Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount, as further described in Item 1 — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

	For the Three Months Ended March 31, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(831)	$—	$(93)	$(2,224)	$(3,148)
Net interest settlements included in net interest income (2)	(30,124)	(9,011)	—	8,072	(31,063)
Total net interest income	(30,955)	(9,011)	(93)	5,848	(34,211)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(223)	384	—	(3,194)	(3,033)
Losses on cash-flow hedges	—	—	—	(346)	(346)
(Losses) gains on derivatives not receiving hedge accounting (3)	(21)	(3,491)	—	40	(3,472)
Mortgage delivery commitments	—	—	616	—	616
Net (losses) gains on derivatives and hedging activities	(244)	(3,107)	616	(3,500)	(6,235)

Subtotal	(31,199)	(12,118)	523	2,348	(40,446)

Net gains on trading securities	—	1,873	—	—	1,873
Total net effect of derivatives and hedging activities	$(31,199)	$(10,245)	$523	$2,348	$(38,573)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.3 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three months ended March 31, 2017 and 2016. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Gains (losses) on derivatives and hedging activities:
Net losses related to fair-value hedge ineffectiveness	$(659)	$(3,033)
Net gains (losses) related to cash-flow hedge ineffectiveness	134	(346)
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	(5)	(21)
Trading securities	1,442	(1,921)
CO Bonds	29	8
Mortgage delivery commitments	357	616
Net interest-accruals related to derivatives not receiving hedge accounting	(1,313)	(1,538)
Other(1)	51	—
Net gains (losses) on derivatives and hedging activities	36	(6,235)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(418)	(1,347)
Loss on early extinguishment of debt	—	(558)
Service-fee income	2,012	1,968
Net unrealized (losses) gains on trading securities	(1,414)	1,873
Other	(207)	(38)
Total other income (loss)	$9	$(4,337)
______________

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

FINANCIAL CONDITION

Advances

At March 31, 2017, the advances portfolio totaled $35.5 billion, a decrease of $3.6 billion compared with $39.1 billion at December 31, 2016.

The following table summarizes advances outstanding by product type at March 31, 2017, and December 31, 2016.

Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2017		December 31, 2016
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$13,289,508	37.4%	$13,051,558	33.4%
Short-term	10,750,997	30.3	12,260,502	31.3
Putable	2,679,550	7.6	2,735,050	7.0
Overnight	1,284,298	3.6	1,577,162	4.0
Amortizing	899,339	2.5	861,920	2.2
All other fixed-rate advances	50,000	0.1	40,000	0.1
	28,953,692	81.5	30,526,192	78.0

Variable-rate advances
Simple variable (1)	5,905,783	16.6	7,895,783	20.2
Putable	578,500	1.6	616,000	1.6
All other variable-rate indexed advances	82,035	0.3	76,880	0.2
	6,566,318	18.5	8,588,663	22.0
Total par value	$35,520,010	100.0%	$39,114,855	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 8 — Advances for disclosures relating to redemption terms of the advances portfolio.

At March 31, 2017, we had advances outstanding to 314, or 70.4 percent, of our 446 members. At December 31, 2016, we had advances outstanding to 315, or 70.5 percent, of our 447 members.

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

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at March 31, 2017, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of March 31, 2017 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	269	$32,090,708	$82,363,243	256.7%
Category-2	16	441,964	861,795	195.0
Category-3	16	431,321	665,785	154.4
Insurance companies	21	2,556,017	3,838,770	150.2
Total	322	$35,520,010	$87,729,593	247.0%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.
Based on the financial reviews and other conditions of the members, the Bank may adjust the credit status category of a member from time to time. Due to their weaker profile, the Bank requires Category-3 members to deliver collateral to the Bank or its custodian. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of March 31, 2017.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$29,094,547
Collateral specifically listed and identified	53,134,925
Collateral delivered to us	11,866,724

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2016 Annual Report. At both March 31, 2017, and December 31, 2016, the amount of pledged nontraditional and subprime loan collateral was nine percent of total member discounted collateral.

We have not recorded any allowance for credit losses on advances at March 31, 2017, and December 31, 2016, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at March 31, 2017, and the interest earned on outstanding advances to such institutions for the three months ended March 31, 2017.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	March 31, 2017
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2017
Citizens Bank, N.A.	$5,260,581	14.8%	1.04%	$14,111
Webster Bank, N.A.	1,922,823	5.4	1.26	5,729
People's United Bank, N.A.	1,904,974	5.4	0.89	4,730
Berkshire Bank	1,247,800	3.5	0.98	2,674
Massachusetts Mutual Life Insurance Co.	1,100,000	3.1	2.14	5,884
Total of top five advance-borrowing institutions	$11,436,178	32.2%		$33,128
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2017, investment securities and short-term money-market instruments totaled $17.2 billion, a decrease of $815.6 million from December 31, 2016.

Short-term money-market investments decreased $304.0 million to $8.4 billion at March 31, 2017, compared with December 31, 2016. The decrease was attributable to a $3.0 billion decrease in securities purchased under agreements to resell offset by a $2.5 billion increase in federal funds sold and a $246.0 million increase in interest-bearing deposits.

Investment securities declined $511.6 million to $8.8 billion at March 31, 2017, compared with December 31, 2016. The decrease was attributable to a $424.5 million decrease in MBS and a $90.8 million decrease in U.S. Treasury obligations.

Our MBS investment portfolio consists of the following categories of securities as of March 31, 2017, and December 31, 2016. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	March 31, 2017	December 31, 2016
Single-family MBS - U.S. government-guaranteed and GSE	67.2%	67.5%
Multifamily MBS - U.S. government-guaranteed and GSE	22.3	22.2
Private-label residential MBS	10.3	10.1
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity and currently consisting only of overnight risk) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. All of these placements currently expire within one day.

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of March 31, 2017 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$317	$246,000	$—	$—	$—
Securities purchased under agreements to resell	—	—	1,000,000	1,999,000	—	—
Federal funds sold	—	1,275,000	3,875,000	—	—	—
Total money-market instruments	—	1,275,317	5,121,000	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	1,922	—	—	—	—
U.S. Treasury obligations	—	308,698	—	—	—	—
U.S. government-owned corporations	—	276,616	—	—	—	—
GSEs	—	118,344	—	—	—	—
Supranational institutions	422,339	—	—	—	—	—
HFA securities	27,729	36,125	105,619	—	—	—
Total non-MBS	450,068	741,705	105,619	—	—	—

MBS:
U.S. government guaranteed - single-family (2)	—	137,801	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	511,621	—	—	—	—
GSE – single-family (2)	—	4,920,700	—	—	—	—
GSE – multifamily (2)	—	1,165,965	—	—	—	—
Private-label – residential	—	3,057	15,840	69,481	680,282	5,795
ABS backed by home-equity loans	595	1,136	5,452	1,569	3,776	—
Total MBS	595	6,740,280	21,292	71,050	684,058	5,795

Total investment securities	450,663	7,481,985	126,911	71,050	684,058	5,795

Total investments	$450,663	$8,757,302	$5,247,911	$2,070,050	$684,058	$5,795
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2017. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At March 31, 2017, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $6.5 billion to 17 counterparties and issuers, of which $5.2 billion was for federal funds sold, $1.1 billion was for debentures issued by GSEs and supranational institutions, and $247.0 million was for interest-bearing deposits.

Private-Label MBS

Of our $7.9 billion in par value of MBS and ABS investments at March 31, 2017, $1.3 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	March 31, 2017			December 31, 2016
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$8,525	$96,942	$105,467	$8,780	$102,747	$111,527
Alt-A	17,771	1,115,275	1,133,046	18,808	1,161,415	1,180,223
Total private-label residential MBS	26,296	1,212,217	1,238,513	27,588	1,264,162	1,291,750
ABS backed by home equity loans
Subprime	—	13,394	13,394	—	13,848	13,848
Total par value of private-label MBS	$26,296	$1,225,611	$1,251,907	$27,588	$1,278,010	$1,305,598
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of March 31, 2017 reflect the percentage of subordinated class outstanding balances as of March 31, 2017, to our senior class outstanding balances as of March 31, 2017, weighted by the par value of our respective senior class securities. Average current credit enhancements as of March 31, 2017, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity As of March 31, 2017 (dollars in thousands)

Total
Par value by credit rating
Triple-A	$598
Double-A	4,193
Single-A	21,292
Triple-B	71,049
Below Investment Grade
Double-B	31,804
Single-B	52,214
Triple-C	511,764
Double-C	301,030
Single-C	17,824
Single-D	234,327
Unrated	5,812
Total par value	$1,251,907

Amortized cost	$970,700
Gross unrealized gains	76,338
Gross unrealized losses	(23,919)
Fair value	$1,023,119

Weighted average percentage of fair value to par value	81.72%
Original weighted average credit support	27.11
Weighted average credit support	8.53
Weighted average collateral delinquency (1)	20.51
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2016 Annual Report.

As of March 31, 2017, our mortgage loan investment portfolio totaled $3.7 billion, a decrease of $18.3 million from December 31, 2016. We expect continued competition from Fannie Mae and Freddie Mac for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2016 Annual Report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2017	December 31, 2016

Massachusetts	51%	51%
Maine	13	13
Wisconsin	8	9
Connecticut	7	7
New Hampshire	6	6
All others	15	14
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $625,000 at March 31, 2017, compared with $650,000 at December 31, 2016.

For information on the determination of the allowance at March 31, 2017, see Item 1 — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2016 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2017	December 31, 2016
Total par value of government loans past due 90 days or more and still accruing interest	$4,874	$5,527
Nonaccrual loans, par value	14,745	16,918
Troubled debt restructurings (not included above)	7,058	6,846

Mortgage Insurance Companies. We are exposed to credit risk from supplemental mortgage insurance (SMI) companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage (PMI) on individual loans. As of March 31, 2017, we were the beneficiary of PMI coverage of $78.4 million on $309.5 million of conventional mortgage loans, and SMI coverage of $17.4 million on mortgage pools with a total unpaid principal balance of $133.5 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $52.7 million and $61.6 million as of March 31, 2017, and December 31, 2016, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $325.1 million and $357.9 million as of March 31, 2017, and December 31, 2016, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2017, and December 31, 2016. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2017		December 31, 2016
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$9,600,114	$32,509	$9,976,494	$11,504
	Swaps	Economic	907,500	553	857,000	136
Total associated with advances			10,507,614	33,062	10,833,494	11,640
Available-for-sale securities	Swaps	Fair value	611,915	(280,433)	611,915	(290,312)
Trading securities	Swaps	Economic	192,000	(7,837)	192,000	(9,279)
COs	Swaps	Fair value	7,212,400	(60,370)	7,627,400	(60,904)
	Swaps	Economic	—	—	150,000	(30)
	Forward starting swaps	Cash Flow	527,800	(36,253)	527,800	(36,250)
Total associated with COs			7,740,200	(96,623)	8,305,200	(97,184)
Total			19,051,729	(351,831)	19,942,609	(385,135)
Mortgage delivery commitments			37,827	193	22,524	(101)
Total derivatives			$19,089,556	(351,638)	$19,965,133	(385,236)
Accrued interest				(8,248)		(19,973)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest				87,496		108,931
Net derivatives				$(272,390)		$(296,278)
Derivative asset				$52,693		$61,598
Derivative liability				(325,083)		(357,876)
Net derivatives				$(272,390)		$(296,278)
 _______________________

(1)
As of March 31, 2017, and December 31, 2016, embedded derivatives separated from the advance contract with notional amounts of $907.5 million and $857.0 million, respectively, and fair values of $(576,000) and $(153,000), respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $16.8 billion, representing 88.1 percent of all derivatives outstanding as of March 31, 2017. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of March 31, 2017 (dollars in thousands)

					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value (1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,586,800	$(10,408)	$2,586,800	$10,298	2.34%	1.07%	2.22%	1.19%
Due after one year through two years	1,703,460	(1,859)	1,703,460	1,709	1.85	1.08	1.60	1.33
Due after two years through three years	1,444,686	13,987	1,444,686	(13,903)	1.56	1.06	1.33	1.29
Due after three years through four years	1,404,703	12,488	1,404,703	(12,602)	1.88	1.07	1.53	1.42
Due after four years through five years	863,715	4,687	863,715	(4,677)	2.20	1.10	1.78	1.52
Thereafter	1,596,750	13,614	1,596,750	(13,427)	0.89	1.08	0.51	1.46
Total	$9,600,114	$32,509	$9,600,114	$(32,602)	1.82%	1.07%	1.55%	1.34%
_______________________

(1)	Not included in the fair value is $3.0 million of variation margin received for daily settled contracts.

(2)	Included in the advances hedged amount are $2.5 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2017.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of March 31, 2017 (dollars in thousands)

					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value (1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,237,165	$(1,703)	$2,237,165	$1,785	0.97%	1.01%	1.04%	1.00%
Due after one year through two years	2,153,935	(13,232)	2,153,935	12,771	1.04	0.99	1.01	1.06
Due after two years through three years	561,300	(6,013)	561,300	5,715	1.08	1.10	1.00	0.98
Due after three years through four years	323,000	(2,752)	323,000	2,598	1.45	1.45	0.98	0.98
Due after four years through five years	1,282,000	(17,252)	1,282,000	17,032	1.36	1.36	0.92	0.92
Thereafter	655,000	(19,418)	655,000	19,102	1.68	1.68	0.95	0.95
Total	$7,212,400	$(60,370)	$7,212,400	$59,003	1.16%	1.15%	0.99%	1.00%
_______________________

(1)	Not included in the fair value is $6.7 million of variation margin paid for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $3.8 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2017.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives, arising from the possibility of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in the derivatives table below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current negative fair-value positions with them adjusted for any applicable exposure threshold. Similarly, from time to time, due to timing differences or derivatives valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value positions with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. The table below details our counterparty credit exposure as of March 31, 2017.

Derivatives Counterparty Current Credit Exposure As of March 31, 2017 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty and Variation Margin for Daily Settled Contracts	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$3,630,750	$(25,778)	$26,610	$—	$832

Liability positions with credit exposure:
Uncleared derivatives
Single-A	814,750	(5,519)	—	5,665	146
Triple-B	803,500	(10,876)	—	11,813	937
Cleared derivatives	9,714,875	(5,675)	57,334	—	51,659
Total derivative positions with nonmember counterparties to which we had credit exposure	14,963,875	(47,848)	83,944	17,478	53,574

Mortgage delivery commitments (2)	37,827	202	—	—	202
Total	$15,001,702	$(47,646)	$83,944	$17,478	$53,776

Derivative positions without credit exposure: (3)
Double-A	$1,147,500
Single-A	727,300
Triple-B	2,213,055
Total derivative positions without credit exposure	$4,087,855

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

For information on our approach to the credit risks arising from our use of derivatives, see Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit
Risk in the 2016 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations in the 2016 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

We did not breach either of these thresholds at any time during the three months ended March 31, 2017. If either of these thresholds are breached, then management of the Bank is notified and determines whether any corrective action is necessary.

The following table presents our projected net cash flow and structural liquidity as of March 31, 2017.

Projected Net Cash Flow and Structural Liquidity As of March 31, 2017 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$7,880	$28,545
Maturing liabilities	4,081,000	11,214,790
Committed asset settlements	15,000	15,000
Capital outflow	257,159	257,159
MPF delivery commitments	37,827	37,827
Other	3,064	3,064
Gross uses of funds	4,401,930	11,556,385

Sources of funds
Interest receivable	37,412	64,814
Maturing or projected amortization of assets	9,741,136	14,393,206
Committed liability settlements	70,820	70,820
Cash and due from banks	258,817	258,817
Gross sources of funds	10,108,185	14,787,657

Projected net cash flow	5,706,255	$3,231,272

Less: Secondary uses of funds
Deposit runoff	425,080
Drawdown of standby letters of credit and lines of credit	651,892
Rollover of all maturing advances	2,325,865
Projected funding of MPF master commitments	185,731
Total secondary uses of funds	3,588,568

Structural liquidity	$2,117,687

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

We complied with this regulatory requirement at all times during the three months ended ended March 31, 2017. As of March 31, 2017 and December 31, 2016, we held a surplus of $10.7 billion and $13.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of March 31, 2017.

Contingency Liquidity As of March 31, 2017 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$7,880
Maturing liabilities	4,081,000
Committed asset settlements	15,000
Drawdown of standby letters of credit	135,097
Other	3,064
Gross uses of funds	4,242,041

Cumulative sources of funds
Interest receivable	37,412
Maturing or amortizing advances	2,325,865
Committed liability settlements	70,820
Gross sources of funds	2,434,097

Plus: sources of contingency liquidity
Marketable securities	1,060,176
Self-liquidating assets	7,399,000
Cash and due from banks	258,817
Marketable securities available for repo	3,773,371
Total sources of contingency liquidity	12,491,364

Net contingency liquidity	$10,683,420

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended March 31, 2017.

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

Balance Sheet Funding Gap Policy. We are sensitive to maintaining an appropriate funding balance between financial assets and financial liabilities and maintain a policy that limits the potential gap between the amount of financial assets and liabilities expected to mature within a one-year time horizon inclusive of projected prepayment and call activity. In addition, this funding gap calculation includes the balance of prepayable advances maturing beyond one year that have a floating rate coupon indexed to periodic discount note auction yields. This balance is included in the funding gap calculation to reflect the matched rate-reset investment of proceeds from discount note issuance. The established policy limits this imbalance to a gap of 20 percent of total assets and sets a management action trigger at a gap of 10 percent of total assets.

At all times during the three months ended March 31, 2017, we maintained compliance with these policy limits and did not exceed the management action triggers. During the three months ended March 31, 2017, this gap averaged 0.27 percent (the maximum level at any month-end during the quarter was 1.3 percent and the minimum level at any month-end during the quarter was -0.8 percent). As of March 31, 2017, this gap was 1.3 percent, compared with 0.1 percent at December 31, 2016.

During the first quarter of 2017, we also began to measure the funding gap on a three month basis (including advances with a floating rate coupon that is indexed to periodic CO discount note auction yields). This three month gap metric also has the same 20 and 10 percent limit and management action trigger, respectively, as the one-year gap described above.

Additionally, during the first quarter of 2017 we also began measuring our funding gap assuming repayment of our prepayable floating rate advances at their final maturity, although these advances have floating rate coupons indexed to periodic discount note auction yields. These funding gaps are measured at both the three-month and one-year timeframes and have a management action trigger of 25 percent and a limit of 35 percent.

Funding Concentration Policy. To limit the liquidity risk potentially associated with a high volume of short-term debt refinancing, we have adopted a funding concentration policy that limits the volume of discount notes outstanding as a proportion of total assets, effective March 24, 2017. The policy establishes a management action trigger when discount notes (excluding the amount of discount notes matched to short-term advances) exceed 40 percent of total assets. In addition, we have adopted a separate management action trigger that is triggered when total discount notes exceed 50 percent of asset. Finally, discount notes are limited to 65 percent of total assets or less.

External Sources of Liquidity

Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — External Sources of Liquidity in the 2016 Annual Report. Under the terms of that agreement, in the event we do not fund our principal and interest payments under a CO by deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks has a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding FHLBanks. We have never drawn funding under this agreement.

Debt Financing — Consolidated Obligations

At March 31, 2017, and December 31, 2016, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $52.2 billion and $57.2 billion, respectively.

CO bonds outstanding for which we are primarily liable include issued callable bonds totaling $4.7 billion at both March 31, 2017, and December 31, 2016.

CO discount notes comprised 46.4 percent and 52.5 percent of the outstanding COs for which we are primarily liable at March 31, 2017, and December 31, 2016, respectively, but accounted for 94.9 percent and 86.5 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2017 and 2016, respectively.

Financial Conditions for Consolidated Obligations

Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of higher capital requirements on many of our underwriters. So far, this development has not impeded our ability to meet our funding needs. Throughout the first quarter of 2017, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the period covered by this report, CO yields generally moved with U.S. dollar interest rate swaps and comparable U.S. Treasury yields. We believe that the market’s reaction to recent changes in FOMC monetary policies will be an important factor that could shape investor demand for debt, including COs, for the remainder of 2017.

Capital

Total capital at March 31, 2017, was $3.3 billion compared with $3.2 billion at year-end 2016.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2017, as discussed in Item 1 — Notes to the Financial Statements — Note 15 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $32.7 million at both March 31, 2017, and December 31, 2016. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2016 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of the redemption-notice period at March 31, 2017, and December 31, 2016 (dollars in thousands).

Expiry of Redemption-Notice Period	March 31, 2017	December 31, 2016
Past redemption date (1)	$528	$528
Due in one year or less	4,687	—
Due after one year through two years	128	4,687
Due after two years through three years	27,250	27,378
Due after three years through four years	54	54
Due after four years through five years	—	—
Thereafter (2)	30	40
Total	$32,677	$32,687
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

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2016 Annual Report and as further discussed below under Liquidity and Capital Resources — Internal Capital Practices and Policies — Repurchase of Excess Stock. At March 31, 2017, and December 31, 2016, excess capital stock totaled $257.2 million and $78.3 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2017	$694,564	$1,539,601	$2,234,185	$2,491,344	$257,159
December 31, 2016	670,301	1,695,397	2,365,720	2,443,993	78,273
_______________________

(1)	Total stock Investment Requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2016 Annual Report.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.6 percent at March 31, 2017.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must exceed four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2017, this internal minimum capital requirement equaled $2.8 billion, which was satisfied by our actual regulatory capital of $3.7 billion.

Reduction of Activity-Based Stock Investment Requirement

On April 18, 2017, we announced that we would reduce the ABSIR for advances with original maturities of more than three months from 4.5 percent to 4.0 percent. On May 1, 2017, we provided written notice to shareholders of the effective date of this change, which is the close of business on May 31, 2017. We are reducing our ABSIR to gain efficiency in our capital structure, as we currently exceed internal and regulatory minimum capital requirements.

If the pending reduction in our ABSIR had been in effect as of March 31, 2017, the amount of excess stock would have increased by approximately $128 million. Any such increase in the amount of excess stock that results from the change in ABSIR on May 31, 2017, will be subject to the daily repurchase of excess stock on June 1, 2017.

Repurchases of Excess Stock

We used the Excess Stock Management Program in the quarter ending March 31, 2017, to unilaterally repurchase $134.6 million of excess stock from shareholders on a pro rata basis. In addition, on April 3, 2017, we conducted a partial repurchase of excess capital stock under the Excess Stock Management Program in the amount of $180.2 million. These excess stock repurchase transactions were initiated in response to the decline in advances that we experienced during the quarter ending March 31, 2017.

On May 1, 2017, we provided a notice to our shareholders that we would replace our existing system of making periodic repurchases of excess capital stock when aggregate excess stock balances exceeded $200 million. We announced that on June 1, 2017, we would begin daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 25 percent of the shareholder's total stock investment requirement, subject to a minimum repurchase of $100,000.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•	commitments that obligate us for additional advances;

•	standby letters of credit;

•	commitments for unused lines-of-credit advances; and

•	unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Commitments and Contingencies in the 2016 Annual Report.

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

We have identified five accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2016 Annual Report.

As of March 31, 2017, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 —Notes to the Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

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

FHFA Final Rule on Acquired Member Assets. On December 19, 2016, the FHFA published the final Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that qualify as AMA to include (i) mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and (ii) certificates representing interests in whole loans under certain conditions;

•
modified the credit risk-sharing requirement, allowing an FHLBank to utilize its own model to determine the credit enhancement for eligible AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. The assets delivered must now be credit enhanced by the member to at least the FHLBank determined “AMA investment grade” level instead of to a specific NRSRO rating; and

•	retained the option to allow a member to meet its credit enhancement obligation by purchasing loan-level SMI or pool-level insurance once an FHLBank has established standards for qualified insurers.

We do not anticipate that the final rule will have a negative effect on the volume of AMA loan assets or on our costs of operation. After the effectiveness of the AMA regulation, our methodology to set the credit enhancement amount at an “AMA investment grade” required that the risk of loss be limited to the losses equivalent to an investor in a double-A rated MBS at the time of purchase. As of March 2017, we have set our “AMA investment grade” at single-A-minus rated MBS. We expect that setting the new credit enhancement level may provide a modest increase in volume of AMA assets in 2017.

FHFA Final Rule on New Business Activities. On December 19, 2016, the FHFA issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which a FHLBank must seek approval from the FHFA. Under the final rule, acceptance of new types of legally permissible collateral by the FHLBanks will not constitute a new business activity or require approval from the FHFA prior to acceptance. Instead, the FHFA will review new collateral types as part of the annual exam process. In addition, the final rule establishes certain timelines for FHFA review and approval of NBA notices. The final rule also clarifies the protocol for FHFA review of NBAs.

We do not anticipate that the final rule will materially affect the Bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2016 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2017, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.9 billion, compared with $13.5 billion at December 31, 2016);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at March 31, 2017, fixed-rate callable debt not hedged by interest-rate swaps amounted to $832.0 million compared with $667.0 million at December 31, 2016);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $7.2 billion, or 25.8 percent of our total outstanding CO bonds at March 31, 2017, compared with $7.6 billion, or 28.1 percent of total outstanding CO bonds, at December 31, 2016);

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2016 Annual Report.

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

MVE is the net economic value of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the estimated market value of our assets and the estimated market value of our liabilities.

MVE, and in particular, the ratio of MVE to the book value of equity (BVE), is a measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, these valuations may not be fully representative of future realized prices. Valuations are based on market curves and prices of individual assets, liabilities, and derivatives, and therefore embed elements of option, credit, and liquidity risk which may not be representative of future net income to be earned from the spread between asset yields and funding costs. Further, MVE does not consider future new business activities, or income or expense derived from sources other than financial assets or liabilities.

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

•	duration of equity, which measures the estimated percentage change to market value for a 100 basis point shift in rates;

•	MVE sensitivity, which is the estimated percent change in MVE in various shocked interest rate scenarios vs. base case MVE;

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

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2016 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at March 31, 2017, and December 31, 2016.

Interest/Market-Rate Risk Metric	March 31, 2017	December 31, 2016	Target, Limit or Management Action Trigger at December 31, 2016
MVE	$3.7 billion	$3.6 billion	None
MVE/BVE	99%	98%	None
MVE/Par Stock	148%	148%	102% (management action trigger) and 100% or higher (limit)
Economic Capital Ratio	6.5%	5.8%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$168.6 million	$118.8 million	Maintain below $225.0 million (management action trigger) and $275.0 million (limit)
Duration of Equity	+1.22 years	+1.67 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(5.6)%	(6.3)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+0.94 months	+1.17 months	None
MPF Portfolio VaR	$78.4 million	$76.9 million	Maintain below 25% of the VaR limit (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 136 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 207 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

MPF Portfolio Management Action Trigger of 25 Percent of Our VaR Limit. We have established a management action trigger for VaR exposure from our investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of our overall VaR limit. While we seek to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and our funding curves. This management action trigger was $68.8 million at March 31, 2017 and December 31, 2016, based on our overall VaR limit of $275.0 million. Our actual MPF portfolio VaR exposure at March 31, 2017, was $78.4 million, compared with $76.9 million as of December 31, 2016 .

We exceeded the MPF Portfolio VaR management action trigger at both December 31, 2016 and March 31, 2017. This was largely the result of the recent increase in interest rates and projected extension of the MPF portfolio beyond that experienced by the CO debt used to fund this portfolio. Management reviewed the risk exposure in the MPF portfolio and the risk exposure of the entire balance sheet as required by the trigger. The risk of the overall balance sheet as measured by VaR remained well below both its management action trigger and limit, and management decided that no reduction to the MPF risk profile was required. Should we continue to exceed our MPF VaR management action trigger, and should our VaR increase closer to its trigger and limit, we expect that management could reduce our risk exposure by making changes to the balance sheet including but not limited to altering the debt profile, which could have an adverse impact on income.

Value at Risk. The table below presents the historical simulation VaR estimate as of March 31, 2017, and December 31, 2016, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	March 31, 2017		December 31, 2016
Confidence Level	% of MVE (2)	$ million	% of MVE (2)	$ million
50%	0.07%	$2.6	(0.01)%	$(0.4)
75%	0.52	19.3	0.51	18.5
95%	2.34	86.6	1.87	67.4
99%	4.56	168.6	3.29	118.8
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

	March 31, 2017
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,466	$3,564	$3,682	$3,694	$3,607	$3,486	$3,351
Percent change in MVE from base	(6.2)%	(3.5)%	(0.3)%	—%	(2.4)%	(5.6)%	(9.3)%
MVE/BVE	93.1%	95.8%	98.9%	99.2%	96.9%	93.7%	90.0%
MVE/Par Stock	139%	143%	148%	148%	145%	140%	134%
Duration of Equity	-1.50 years	-3.03 years	-1.47 years	+1.22 years	+3.05 years	+3.67 years	+4.19 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.3%	2.5%	2.8%	2.8%	2.3%	1.9%	1.4%
Net income percent change from base	(46.0)%	(41.3)%	(22.5)%	—%	13.8%	26.4%	38.2%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for March 31, 2017, is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; and d) changes in fair values from trading securities and hedging activities.

	December 31, 2016
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE(2)	$3,385	$3,485	$3,618	$3,606	$3,506	$3,379	$3,240
Percent change in MVE from base	(6.1)%	(3.3)%	0.3%	—%	(2.8)%	(6.3)%	(10.1)%
MVE/BVE	92.5%	95.2%	98.8%	98.5%	95.8%	92.3%	88.5%
MVE/Par Stock	138%	143%	148%	148%	143%	138%	133%
Duration of Equity	-1.64 years	-3.35 years	-1.11 years	+1.67 years	+3.39 years	+3.93 years	+4.42 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.4%	2.6%	2.9%	2.9%	2.6%	2.4%	2.1%
Net income percent change from base	(41.6)%	(37.3)%	(22.7)%	—%	18.2%	37.1%	55.2%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2016 Annual Report.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2016 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description
10.1	The Federal Home Loan Bank of Boston 2017 Executive Incentive Plan*^
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan.

^ Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 11, 2017	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 11, 2017	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer