Form 10-Q
period 2017-06-30
Federal Home Loan Bank of Boston
filed 2017-08-10
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of July 31, 2017
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	23,286,595

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$176,852	$520,031
Interest-bearing deposits	279,046	278
Securities purchased under agreements to resell	4,349,000	5,999,000
Federal funds sold	4,460,000	2,700,000
Investment securities:
Trading securities	514,313	612,622
Available-for-sale securities - includes $1,917 and $7,968 pledged as collateral at June 30, 2017, and December 31, 2016, respectively that may be repledged	6,641,796	6,588,664
Held-to-maturity securities - includes $9,945 and $23,618 pledged as collateral at June 30, 2017, and December 31, 2016, respectively that may be repledged (a)	1,898,097	2,130,767
Total investment securities	9,054,206	9,332,053
Advances	38,427,616	39,099,339
Mortgage loans held for portfolio, net of allowance for credit losses of $500 and $650 at June 30, 2017, and December 31, 2016, respectively	3,804,581	3,693,894
Accrued interest receivable	85,997	84,653
Premises, software, and equipment, net	5,940	5,211
Derivative assets, net	56,623	61,598
Other assets	54,386	49,529
Total Assets	$60,754,247	$61,545,586
LIABILITIES
Deposits
Interest-bearing	$441,310	$444,897
Non-interest-bearing	27,863	37,266
Total deposits	469,173	482,163
Consolidated obligations (COs):
Bonds	28,518,424	27,171,434
Discount notes	27,865,529	30,053,964
Total consolidated obligations	56,383,953	57,225,398
Mandatorily redeemable capital stock	37,380	32,687
Accrued interest payable	84,093	80,822
Affordable Housing Program (AHP) payable	78,344	81,627
Derivative liabilities, net	329,229	357,876
Other liabilities	38,564	40,235
Total liabilities	57,420,736	58,300,808
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,086 shares and 24,113 shares issued and outstanding at June 30, 2017, and December 31, 2016, respectively	2,408,647	2,411,306
Retained earnings:
Unrestricted	1,000,694	987,711
Restricted	244,631	229,275
Total retained earnings	1,245,325	1,216,986
Accumulated other comprehensive loss	(320,461)	(383,514)
Total capital	3,333,511	3,244,778
Total Liabilities and Capital	$60,754,247	$61,545,586
_______________________________________
(a)   Fair values of held-to-maturity securities were $2,160,053 and $2,372,290 at June 30, 2017, and December 31, 2016, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Advances	$127,736	$81,011	$234,319	$159,230
Prepayment fees on advances, net	130	863	294	2,932
Securities purchased under agreements to resell	6,330	2,713	10,748	5,906
Federal funds sold	12,708	5,176	22,992	10,792
Investment securities:
Trading securities	2,757	2,205	5,310	4,441
Available-for-sale securities	22,872	23,170	47,536	48,315
Held-to-maturity securities	20,021	22,218	40,375	44,388
Prepayment fees on investments	16	6	81	331
Total investment securities	45,666	47,599	93,302	97,475
Mortgage loans held for portfolio	30,989	29,906	60,936	60,982
Other	668	136	727	243
Total interest income	224,227	167,404	423,318	337,560
INTEREST EXPENSE
Consolidated obligations:
Bonds	104,168	89,780	202,343	180,640
Discount notes	55,068	22,579	92,647	45,276
Total consolidated obligations	159,236	112,359	294,990	225,916
Deposits	788	146	1,290	261
Mandatorily redeemable capital stock	377	319	706	698
Other borrowings	6	1	8	2
Total interest expense	160,407	112,825	296,994	226,877
NET INTEREST INCOME	63,820	54,579	126,324	110,683
Reduction of provision for credit losses	(125)	(111)	(176)	(100)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	63,945	54,690	126,500	110,783
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(37)	(643)	(90)	(1,085)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(531)	(360)	(896)	(1,265)
Net other-than-temporary impairment losses on investment securities, credit portion	(568)	(1,003)	(986)	(2,350)
Litigation settlements	—	19,584	—	19,584
Loss on early extinguishment of debt	—	(742)	—	(1,300)
Service fees	2,122	1,934	4,134	3,902
Net unrealized (losses) gains on trading securities	(852)	84	(2,266)	1,957
Net losses on derivatives and hedging activities	(418)	(2,963)	(382)	(9,198)
Other	168	(100)	(39)	(138)
Total other income	452	16,794	461	12,457
OTHER EXPENSE
Compensation and benefits	9,819	10,023	20,657	20,350
Other operating expenses	6,071	5,895	11,955	11,147
Federal Housing Finance Agency (the FHFA)	934	818	1,936	1,821
Office of Finance	745	726	1,587	1,542
Other	3,028	1,226	5,436	2,762
Total other expense	20,597	18,688	41,571	37,622
INCOME BEFORE ASSESSMENTS	43,800	52,796	85,390	85,618
AHP	4,418	5,312	8,610	8,632
NET INCOME	$39,382	$47,484	$76,780	$76,986

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$39,382	$47,484	$76,780	$76,986
Other comprehensive income:
Net unrealized gains on available-for-sale securities	15,594	27,941	42,500	79,771
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to non-interest income	531	359	896	1,264
Accretion of noncredit portion	8,119	9,211	16,415	18,352
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	8,650	9,570	17,311	19,616
Net unrealized (losses) gains relating to hedging activities
Unrealized losses	(4,943)	(9,731)	(5,081)	(26,770)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	3,395	6,893	7,714	14,104
Total net unrealized (losses) gains relating to hedging activities	(1,548)	(2,838)	2,633	(12,666)
Pension and postretirement benefits	415	(2,585)	609	(2,466)
Total other comprehensive income	23,111	32,088	63,053	84,255
Comprehensive income	$62,493	$79,572	$139,833	$161,241

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2015	23,367	$2,336,662	$934,214	$194,634	$1,128,848	$(442,597)	$3,022,913
Comprehensive income			61,589	15,397	76,986	84,255	161,241
Proceeds from sale of capital stock	2,258	225,813					225,813
Repurchase of capital stock	(2,087)	(208,737)					(208,737)
Shares reclassified to mandatorily redeemable capital stock	(1)	(40)					(40)
Cash dividends on capital stock			(40,677)		(40,677)		(40,677)
BALANCE, JUNE 30, 2016	23,537	$2,353,698	$955,126	$210,031	$1,165,157	$(358,342)	$3,160,513

BALANCE, DECEMBER 31, 2016	24,113	$2,411,306	$987,711	$229,275	$1,216,986	$(383,514)	$3,244,778
Comprehensive income			61,424	15,356	76,780	63,053	139,833
Proceeds from sale of capital stock	5,238	523,765					523,765
Repurchase of capital stock	(5,178)	(517,754)					(517,754)
Shares reclassified to mandatorily redeemable capital stock	(87)	(8,670)					(8,670)
Cash dividends on capital stock			(48,441)		(48,441)		(48,441)
BALANCE, JUNE 30, 2017	24,086	$2,408,647	$1,000,694	$244,631	$1,245,325	$(320,461)	$3,333,511

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$76,780	$76,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	737	(10,722)
Reduction of provision for credit losses	(176)	(100)
Change in net fair-value adjustments on derivatives and hedging activities	(2,207)	23,851
Net other-than-temporary impairment losses on investment securities, credit portion	986	2,350
Loss on early extinguishment of debt	—	1,300
Other adjustments	3,749	1,018
Net change in:
Market value of trading securities	2,266	(1,957)
Accrued interest receivable	(1,349)	1,447
Other assets	(2,875)	(15)
Accrued interest payable	3,271	(5,170)
Other liabilities	(4,273)	(2,278)
Total adjustments	129	9,724
Net cash provided by operating activities	76,909	86,710

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(262,731)	(150,602)
Securities purchased under agreements to resell	1,650,000	901,000
Federal funds sold	(1,760,000)	(1,720,000)
Premises, software, and equipment	(1,524)	(848)
Trading securities:
Proceeds	404,995	5,461
Purchases	(308,671)	—
Available-for-sale securities:
Proceeds from long-term	587,243	530,343
Purchases of long-term	(617,156)	(1,501,952)
Held-to-maturity securities:
Proceeds from long-term	263,081	294,084
Advances to members:
Proceeds	253,472,443	173,556,118
Disbursements	(252,817,444)	(175,623,844)
Mortgage loans held for portfolio:
Proceeds	223,635	248,017
Purchases	(339,310)	(300,648)
Proceeds from sale of foreclosed assets	1,711	3,078
Net cash provided by (used in) investing activities	496,272	(3,759,793)

FINANCING ACTIVITIES
Net change in deposits	(13,239)	151,644
Net payments on derivatives with a financing element	(3,388)	(6,707)
Net proceeds from issuance of consolidated obligations:

Discount notes	84,129,002	76,298,504
Bonds	5,376,043	9,716,022
Payments for maturing and retiring consolidated obligations:
Discount notes	(86,331,088)	(74,297,930)
Bonds	(4,027,290)	(7,998,206)
Proceeds from issuance of capital stock	523,765	225,813
Payments for redemption of mandatorily redeemable capital stock	(3,977)	(6,953)
Payments for repurchase of capital stock	(517,754)	(208,737)
Cash dividends paid	(48,434)	(40,677)
Net cash (used in) provided by financing activities	(916,360)	3,832,773
Net (decrease) increase in cash and due from banks	(343,179)	159,690
Cash and due from banks at beginning of the period	520,031	254,218
Cash and due from banks at end of the period	$176,852	$413,908
Supplemental disclosures:
Interest paid	$300,048	$254,901
AHP payments	$10,491	$7,025
Noncash transfers of mortgage loans held for portfolio to other assets	$1,230	$1,604

The accompanying notes are an integral part of these financial statements.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
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

Note 2 — Summary of Significant Accounting Policies

As of June 30, 2017, we have not made any significant changes to the summary of significant accounting policies described in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2016 Annual Report other than described below.

We utilize two derivatives clearing organizations (DCOs), for all cleared derivative transactions, Chicago Mercantile Exchange, Inc. (CME Inc.) and LCH Limited (LCH Ltd.). Effective January 3, 2017, CME Inc. made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral transfers. We continue to characterize our variation margin related at LCH Ltd. contracts as cash collateral. At both DCOs, initial margin is considered cash collateral.

Note 3 — Recently Issued and Adopted Accounting Guidance

Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This guidance is effective for us for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employers disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance is effective for us for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows.

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

Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Specifically, the updated guidance clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have any effect on our financial condition, results of operations, or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

•	Requires equity investments (with certain exceptions) to be measured at fair value with changes in fair value recognized in net income;

•
Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments;

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statement of condition or the accompanying notes to the financial statements; and

•
Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition.

This guidance becomes effective for us for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, are required to be applied by means of a cumulative-effect adjustment on the statement of condition as of the beginning of the period of adoption. We do not invest in equity securities and we have not previously elected the fair value option for our own debt securities. Accordingly, adoption of this guidance is not

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

expected to have a material effect on our financial condition, results of operations, or cash flows, though it is expected to result in certain immaterial revisions to our disclosures.

Note 4 — Trading Securities

Major Security Types. Our trading securities as of June 30, 2017, and December 31, 2016, were (dollars in thousands):

	June 30, 2017	December 31, 2016
U.S. Treasury obligations	$309,332	$399,521

Mortgage backed securities (MBS)
U.S. government-guaranteed – single-family	7,634	8,494
Government-sponsored enterprise (GSE)s – single-family	534	768
GSEs – multifamily	196,813	203,839
	204,981	213,101
Total	$514,313	$612,622

Net unrealized losses or gains on trading securities for the six months ended June 30, 2017, and 2016, amounted to net losses of $2.3 million and net gains of $2.0 million for securities held on June 30, 2017, and 2016, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of June 30, 2017, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$16,950	$—	$(1,536)	$15,414
Supranational institutions	448,953	—	(26,775)	422,178
U.S. government-owned corporations	318,140	—	(32,368)	285,772
GSEs	130,770	—	(10,417)	120,353
	914,813	—	(71,096)	843,717
MBS
U.S. government guaranteed – single-family	112,759	55	(2,367)	110,447
U.S. government guaranteed – multifamily	493,695	—	(2,458)	491,237
GSEs – single-family	4,169,847	6,711	(27,861)	4,148,697
GSEs – multifamily	1,044,991	3,882	(1,175)	1,047,698
	5,821,292	10,648	(33,861)	5,798,079
Total	$6,736,105	$10,648	$(104,957)	$6,641,796
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

The following table summarizes our available-for-sale securities with unrealized losses as of June 30, 2017, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$15,414	$(1,536)	$—	$—	$15,414	$(1,536)
Supranational institutions	—	—	422,178	(26,775)	422,178	(26,775)
U.S. government-owned corporations	—	—	285,772	(32,368)	285,772	(32,368)
GSEs	—	—	120,353	(10,417)	120,353	(10,417)
	15,414	(1,536)	828,303	(69,560)	843,717	(71,096)

MBS
U.S. government guaranteed – single-family	—	—	81,466	(2,367)	81,466	(2,367)
U.S. government guaranteed – multifamily	353,041	(1,479)	138,196	(979)	491,237	(2,458)
GSEs – single-family	2,777,084	(21,541)	361,515	(6,320)	3,138,599	(27,861)
GSEs – multifamily	394,996	(1,175)	—	—	394,996	(1,175)
	3,525,121	(24,195)	581,177	(9,666)	4,106,298	(33,861)
Total temporarily impaired	$3,540,535	$(25,731)	$1,409,480	$(79,226)	$4,950,015	$(104,957)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at June 30, 2017, and December 31, 2016, were (dollars in thousands):

	June 30, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	16,950	15,414	9,350	8,146
Due after five years through 10 years	170,161	159,254	171,589	161,746
Due after 10 years	727,702	669,049	728,818	650,299
	914,813	843,717	909,757	820,191
MBS (1)	5,821,292	5,798,079	5,815,716	5,768,473
Total	$6,736,105	$6,641,796	$6,725,473	$6,588,664
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 6 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of June 30, 2017, were (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$1,602	$—	$1,602	$29	$—	$1,631
HFA securities	159,689	—	159,689	10	(15,856)	143,843
	161,291	—	161,291	39	(15,856)	145,474
MBS
U.S. government guaranteed – single-family	11,427	—	11,427	243	—	11,670
U.S. government guaranteed – multifamily	800	—	800	—	(1)	799
GSEs – single-family	678,107	—	678,107	14,115	(292)	691,930
GSEs – multifamily	295,130	—	295,130	10,271	—	305,401
Private-label – residential	913,841	(174,537)	739,304	259,043	(5,702)	992,645
Asset-backed securities (ABS) backed by home equity loans	12,568	(530)	12,038	581	(485)	12,134
	1,911,873	(175,067)	1,736,806	284,253	(6,480)	2,014,579
Total	$2,073,164	$(175,067)	$1,898,097	$284,292	$(22,336)	$2,160,053

Our held-to-maturity securities as of December 31, 2016, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$2,159	$—	$2,159	$56	$—	$2,215
HFA securities	162,568	—	162,568	11	(19,291)	143,288
	164,727	—	164,727	67	(19,291)	145,503
MBS
U.S. government guaranteed – single-family	12,719	—	12,719	246	—	12,965
U.S. government guaranteed – multifamily	1,532	—	1,532	—	—	1,532
GSEs – single-family	812,836	—	812,836	16,881	(519)	829,198
GSEs – multifamily	318,667	—	318,667	11,692	—	330,359
Private-label – residential	999,149	(191,804)	807,345	240,818	(8,373)	1,039,790
ABS backed by home equity loans	13,515	(574)	12,941	602	(600)	12,943
	2,158,418	(192,378)	1,966,040	270,239	(9,492)	2,226,787
Total	$2,323,145	$(192,378)	$2,130,767	$270,306	$(28,783)	$2,372,290

The following table summarizes our held-to-maturity securities with unrealized losses as of June 30, 2017, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$141,514	$(15,856)	$141,514	$(15,856)

MBS
U.S. government guaranteed - multifamily	799	(1)	—	—	799	(1)
GSEs – single-family	15,928	(191)	17,590	(101)	33,518	(292)
Private-label – residential	—	—	284,674	(15,614)	284,674	(15,614)
ABS backed by home equity loans	—	—	11,143	(601)	11,143	(601)
	16,727	(192)	313,407	(16,316)	330,134	(16,508)
Total	$16,727	$(192)	$454,921	$(32,172)	$471,648	$(32,364)

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

Redemption Terms. The amortized cost, carrying value, and fair value of our held-to-maturity securities by contractual maturity at June 30, 2017, and December 31, 2016, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	June 30, 2017			December 31, 2016
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$109	$109	$111	$—	$—	$—
Due after one year through five years	15,972	15,972	15,974	16,637	16,637	16,663
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	145,210	145,210	129,389	148,090	148,090	128,840
	161,291	161,291	145,474	164,727	164,727	145,503
MBS (2)	1,911,873	1,736,806	2,014,579	2,158,418	1,966,040	2,226,787
Total	$2,073,164	$1,898,097	$2,160,053	$2,323,145	$2,130,767	$2,372,290
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at June 30, 2017. At June 30, 2017, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. For those securities for which a credit loss was recognized during the six months ended June 30, 2017, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$66,522	8.4%	26.8%	35.5%	11.1%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through June 30, 2017 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	June 30, 2017
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$34,924	$30,001	$23,642	$31,335
Private-label residential MBS – Alt-A	1,018,372	753,997	585,819	837,054
ABS backed by home equity loans – Subprime	3,556	3,259	2,729	3,310
Total other-than-temporarily impaired securities	$1,056,852	$787,257	$612,190	$871,699

_______________________

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$482,221	$525,809	$490,404	$533,888
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	568	1,003	986	2,350
Reductions:
Securities matured during the period(2)	(5,565)	—	(5,565)	—
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(3)	(8,518)	(9,890)	(17,119)	(19,316)
Balance at end of period	$468,706	$516,922	$468,706	$516,922
_______________________

(1)
For the three months ended June 30, 2017 and 2016, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to April 1, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2017 and 2016, respectively.

(2)	Represents reductions related to securities having reached final maturity during the period and, therefore, are no longer held by us at the end of the period.

(3)	Represents amounts accreted as interest income during the current period.

Note 8 — Advances

General Terms. At both June 30, 2017, and December 31, 2016, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent as summarized below (dollars in thousands).

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	June 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$3,046	1.45%	$3,780	0.92%
Due in one year or less	20,369,559	1.35	18,783,802	1.05
Due after one year through two years	8,740,980	1.50	10,966,780	1.15
Due after two years through three years	3,005,963	1.78	2,508,459	1.67
Due after three years through four years	2,034,081	1.75	2,177,432	1.64
Due after four years through five years	1,931,339	1.97	2,041,269	1.80
Thereafter	2,375,221	1.81	2,633,333	1.70
Total par value	38,460,189	1.50%	39,114,855	1.23%
Premiums	19,735		22,633
Discounts	(30,900)		(25,847)
Fair value of bifurcated derivatives (1)	640		(153)
Hedging adjustments	(22,048)		(12,149)
Total	$38,427,616		$39,099,339

_________________________

(1)	At June 30, 2017, and December 31, 2016, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

At June 30, 2017, and December 31, 2016, we had callable advances and floating-rate advances that may be prepaid on a floating-rate reset date without prepayment or termination fees outstanding totaling $5.7 billion and $7.9 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date (1), Par Value	June 30, 2017	December 31, 2016
Overdrawn demand-deposit accounts	$3,046	$3,780
Due in one year or less	25,883,734	26,447,977
Due after one year through two years	3,627,980	3,693,780
Due after two years through three years	3,005,963	2,508,459
Due after three years through four years	1,848,881	2,002,232
Due after four years through five years	1,769,339	1,891,269
Thereafter	2,321,246	2,567,358
Total par value	$38,460,189	$39,114,855
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

At June 30, 2017, and December 31, 2016, we had putable advances outstanding totaling $2.6 billion and $3.4 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Year of Contractual Maturity or Next Put Date, Par Value	June 30, 2017	December 31, 2016
Overdrawn demand-deposit accounts	$3,046	$3,780
Due in one year or less	22,092,559	20,788,552
Due after one year through two years	8,946,230	10,946,530
Due after two years through three years	2,922,963	2,455,709
Due after three years through four years	1,847,081	1,974,932
Due after four years through five years	1,631,339	1,736,769
Thereafter	1,016,971	1,208,583
Total par value	$38,460,189	$39,114,855

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	June 30, 2017	December 31, 2016
Fixed-rate	$32,303,868	$30,526,192
Variable-rate	6,156,321	8,588,663
Total par value	$38,460,189	$39,114,855

Credit-Risk Exposure and Security Terms. At June 30, 2017, and December 31, 2016, we had $12.2 billion and $16.2 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five borrowers and six borrowers, respectively, as of June 30, 2017, and December 31, 2016, representing 31.7 percent and 41.5 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

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

The following table presents certain characteristics of these investments (dollars in thousands):

	June 30, 2017	December 31, 2016
Real estate
Fixed-rate 15-year single-family mortgages	$500,527	$528,486
Fixed-rate 20- and 30-year single-family mortgages	3,235,321	3,098,476
Premiums	68,395	67,523
Discounts	(1,613)	(1,696)
Deferred derivative gains, net	2,451	1,755
Total mortgage loans held for portfolio	3,805,081	3,694,544
Less: allowance for credit losses	(500)	(650)
Total mortgage loans, net of allowance for credit losses	$3,804,581	$3,693,894

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	June 30, 2017	December 31, 2016
Conventional mortgage loans	$3,357,891	$3,235,835
Government mortgage loans	377,957	391,127
Total par value	$3,735,848	$3,626,962

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

At June 30, 2017, and December 31, 2016, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the six months ended June 30, 2017 and 2016.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at June 30, 2017, and December 31, 2016. At June 30, 2017, and December 31, 2016, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2016 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2017, and December 31, 2016. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

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
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$23,951	$11,324	$35,275
Past due 60-89 days delinquent	6,401	3,642	10,043
Past due 90 days or more delinquent	12,727	4,985	17,712
Total past due	43,079	19,951	63,030
Total current loans	3,392,655	368,309	3,760,964
Total mortgage loans	$3,435,734	$388,260	$3,823,994
Other delinquency statistics
In process of foreclosure, included above (1)	$6,031	$1,297	$7,328
Serious delinquency rate (2)	0.39%	1.28%	0.48%
Past due 90 days or more still accruing interest	$—	$4,985	$4,985
Loans on nonaccrual status (3)	$13,006	$—	$13,006
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at June 30, 2017, and December 31, 2016, and the average recorded investment and interest income recognized on these loans during the three and six months ended June 30, 2017 and 2016 (dollars in thousands).

	As of June 30, 2017		As of December 31, 2016
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$18,709	$18,672	$22,945	$22,905

	For the Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$19,367	$107	$24,770	$102

	For the Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$20,324	$223	$25,217	$182

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

Previously, conventional mortgage loans were required to be credit enhanced so that the risk of loss was limited to the losses equivalent to an investment in a double-A rated MBS at the time of purchase. The FHFA final rule on acquired member assets (AMA) went into effect on January 18, 2017, allowing each FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. Upon effectiveness of the final AMA rule, we determined that assets delivered to us must be credit enhanced at our determined “AMA investment grade” of a double-A rated MBS. In March 2017, we determined that assets delivered to us must be credit enhanced at our revised determination of “AMA investment grade” of a single-A-minus rated MBS. This revision had no impact on the June 30, 2017, allowance for credit losses. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit enhancement amount at the time of purchase. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of each participating financial institution, which may be calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a single-A-minus rated MBS and our initial first-loss account exposure.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2017 and 2016, as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2017 and 2016 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Allowance for credit losses
Balance, beginning of period	$625	$1,025	$650	$1,025
Recoveries (charge-offs)	—	(14)	26	(25)
Reduction of provision for credit losses	(125)	(111)	(176)	(100)
Balance, end of period	$500	$900	$500	$900
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$500	$900	$500	$900
Recorded investment, end of period (1)
Individually evaluated for impairment	$18,709	$24,583	$18,709	$24,583
Collectively evaluated for impairment	$3,417,025	$3,208,989	$3,417,025	$3,208,989
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Note 11 — Derivatives and Hedging Activities

The following table presents the notional amount and fair value of derivatives (excluding fair value adjustments related to variation margin for daily settled contracts) and total derivatives assets and liabilities. Total derivative asset and liabilities include the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts as of June 30, 2017, and December 31, 2016 (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	June 30, 2017			December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$16,212,840	$41,631	$(369,601)	$18,215,809	$52,715	$(413,026)
Forward-start interest-rate swaps	527,800	—	(41,099)	527,800	—	(36,250)
Total derivatives designated as hedging instruments	16,740,640	41,631	(410,700)	18,743,609	52,715	(449,276)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,050,900	1,132	(8,589)	1,199,000	2,293	(10,840)
Mortgage-delivery commitments (1)	71,314	99	(197)	22,524	70	(171)
Total derivatives not designated as hedging instruments	1,122,214	1,231	(8,786)	1,221,524	2,363	(11,011)
Total notional amount of derivatives	$17,862,854			$19,965,133
Total derivatives before netting and collateral adjustments		42,862	(419,486)		55,078	(460,287)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest (2)		13,761	90,257		6,520	102,411
Derivative assets and derivative liabilities		$56,623	$(329,229)		$61,598	$(357,876)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $62.0 million and $109.8 million at June 30, 2017, and December 31, 2016, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $601,000 and $850,000 at June 30, 2017, and December 31, 2016, respectively. Variation margin for daily settled contracts was $42.6 million at June 30, 2017.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three and six months ended June 30, 2017 and 2016, were as follows (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives designated as hedging instruments
Interest-rate swaps	$(752)	$(2,218)	$(1,411)	$(5,251)
Forward-start interest-rate swaps	97	(190)	231	(536)
Total net losses related to derivatives designated as hedging instruments	(655)	(2,408)	(1,180)	(5,787)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(375)	(1,245)	(222)	(4,717)
Mortgage-delivery commitments	507	690	864	1,306
Total net gains (losses) related to derivatives not designated as hedging instruments	132	(555)	642	(3,411)

Other(1)	105	—	156	—

Net losses on derivatives and hedging activities	$(418)	$(2,963)	$(382)	$(9,198)

______________

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30, 2017
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(11,327)	$10,554	$(773)	$(8,283)
Investments	(6,863)	7,264	401	(8,099)
COs – bonds	17,719	(18,099)	(380)	2,082
Total	$(471)	$(281)	$(752)	$(14,300)

	For the Three Months Ended June 30, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(25,621)	$24,655	$(966)	$(26,128)
Investments	(26,830)	27,186	356	(8,883)
COs – bonds	564	(2,172)	(1,608)	7,158
Total	$(51,887)	$49,669	$(2,218)	$(27,853)

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Six Months Ended June 30, 2017
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$9,768	$(9,899)	$(131)	$(21,688)
Investments	3,405	(2,544)	861	(16,440)
COs – bonds	17,795	(19,936)	(2,141)	6,723
Total	$30,968	$(32,379)	$(1,411)	$(31,405)

	For the Six Months Ended June 30, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(94,077)	$92,888	$(1,189)	$(56,252)
Investments	(76,285)	77,025	740	(17,894)
COs – bonds	10,831	(15,633)	(4,802)	15,230
Total	$(159,531)	$154,280	$(5,251)	$(58,916)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

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

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Losses Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Gains (Losses) Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended June 30, 2017	$(4,943)	Interest expense	$(3,392)	$97
For the Three Months Ended June 30, 2016	(9,731)	Interest expense	(6,889)	(190)

For the Six Months Ended June 30, 2017	(5,081)	Interest expense	(7,707)	231
For the Six Months Ended June 30, 2016	(26,770)	Interest expense	(14,097)	(536)

For the six months ended June 30, 2017 and 2016, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2017, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is seven years.

As of June 30, 2017, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $4.9 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a DCO, our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Services (Moody's) or Standard & Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2017, was $351.4 million for which we had delivered collateral with a post-haircut value of $326.5 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. The following table sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver in case of an incremental credit rating downgrades at June 30, 2017.

Post Haircut Value of Incremental Collateral to be Delivered as of June 30, 2017 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$9,858
AA-	A+, A or A-	6,250
A-	below A-	22,670
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, CME Inc. and LCH Ltd. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. We continue to characterize our variation margin related to LCH Ltd. contracts as cash collateral. At both DCOs, initial margin is considered cash collateral. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

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

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. The clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC) registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at June 30, 2017.

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
NOTES TO FINANCIAL STATEMENTS
(unaudited)

based on the terms of our master netting arrangements or similar agreements as of June 30, 2017, and December 31, 2016 and the fair value of derivatives that are not subject to such netting (dollars in thousands). Such netting includes any related cash collateral received from or pledged to counterparties and variation margin for daily settled contracts.

	June 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Uncleared derivatives	$9,168	$(359,879)	$12,594	$(405,310)
Cleared derivatives	33,595	(59,410)	42,414	(54,806)
Total gross recognized amount	42,763	(419,289)	55,008	(460,116)
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	(8,377)	30,847	(12,028)	47,605
Cleared derivatives	22,138	59,410	18,548	54,806
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts	13,761	90,257	6,520	102,411
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	791	(329,032)	566	(357,705)
Cleared derivatives	55,733	—	60,962	—
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	56,524	(329,032)	61,528	(357,705)
Derivatives not meeting netting requirements
Mortgage delivery commitments	99	(197)	70	(171)
Total derivative assets and total derivative liabilities
Uncleared derivatives	791	(329,032)	566	(357,705)
Cleared derivatives	55,733	—	60,962	—
Mortgage delivery commitments	99	(197)	70	(171)
Total derivative assets and total derivative liabilities presented in the statement of condition	56,623	(329,229)	61,598	(357,876)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Uncleared derivatives	—	11,933	—	30,306
Cannot be sold or repledged
Uncleared derivatives	—	297,802	—	290,444
Total non-cash collateral received or pledged, not offset	—	309,735	—	320,750
Net amount
Uncleared derivatives	791	(19,297)	566	(36,955)
Cleared derivatives	55,733	—	60,962	—
Mortgage delivery commitments	99	(197)	70	(171)
Total net amount	$56,623	$(19,494)	$61,598	$(37,126)
_______________________

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At June 30, 2017, and December 31, 2016, we had additional net credit exposure of $118,000 and $2.0 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

Note 12 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. In addition, we offer short-term interest-bearing deposit programs to members. We classify these items as "other" in the following table.

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	June 30, 2017	December 31, 2016
Interest-bearing
Demand and overnight	$436,800	$440,731
Other	4,510	4,166
Noninterest-bearing
Other	27,863	37,266
Total deposits	$469,173	$482,163

Note 13 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at June 30, 2017, and December 31, 2016, by year of contractual maturity (dollars in thousands):

	June 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$12,230,385	1.33%	$8,734,955	1.43%
Due after one year through two years	6,320,065	1.36	7,752,420	1.19
Due after two years through three years	3,080,645	1.86	3,297,120	1.63
Due after three years through four years	1,817,190	1.79	1,637,335	1.87
Due after four years through five years	1,965,545	1.77	2,574,375	1.65
Thereafter	3,060,590	2.70	3,135,745	2.70
Total par value	28,474,420	1.60%	27,131,950	1.58%
Premiums	101,843		118,145
Discounts	(14,020)		(14,906)
Hedging adjustments	(43,819)		(63,755)
	$28,518,424		$27,171,434
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at June 30, 2017, and December 31, 2016, included (dollars in thousands):

	June 30, 2017	December 31, 2016
Par value of CO bonds
Noncallable and nonputable	$24,456,420	$22,388,950
Callable	4,018,000	4,743,000
Total par value	$28,474,420	$27,131,950

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the CO bonds for which we were primarily liable at June 30, 2017, and December 31, 2016, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2017	December 31, 2016
Due in one year or less	$15,325,385	$12,858,955
Due after one year through two years	6,170,065	7,013,420
Due after two years through three years	2,952,645	2,904,120
Due after three years through four years	1,254,190	1,289,335
Due after four years through five years	1,003,545	1,242,375
Thereafter	1,768,590	1,823,745
Total par value	$28,474,420	$27,131,950

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Par value of CO bonds
Fixed-rate	$20,357,420	$20,289,950
Simple variable-rate	6,665,000	5,300,000
Step-up	1,452,000	1,542,000
Total par value	$28,474,420	$27,131,950

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2017	$27,865,529	$27,892,943	0.95%
December 31, 2016	$30,053,964	$30,070,103	0.47%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 14 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the six months ended June 30, 2017, and year ended December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Balance at beginning of period	$81,627	$82,081
AHP expense for the period	8,610	19,397
AHP direct grant disbursements	(10,491)	(18,575)
AHP subsidy for AHP advance disbursements	(1,416)	(1,378)
Return of previously disbursed grants and subsidies	14	102
Balance at end of period	$78,344	$81,627

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

The following tables demonstrate our compliance with our regulatory capital requirements at June 30, 2017, and December 31, 2016 (dollars in thousands):

Risk-Based Capital Requirements	June 30, 2017	December 31, 2016

Permanent capital
Class B capital stock	$2,408,647	$2,411,306
Mandatorily redeemable capital stock	37,380	32,687
Retained earnings	1,245,325	1,216,986
Total permanent capital	$3,691,352	$3,660,979
Risk-based capital requirement
Credit-risk capital	$344,501	$355,182
Market-risk capital	152,177	118,765
Operations-risk capital	149,003	142,184
Total risk-based capital requirement	$645,681	$616,131
Permanent capital in excess of risk-based capital requirement	$3,045,671	$3,044,848

	June 30, 2017		December 31, 2016
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$645,681	$3,691,352	$616,131	$3,660,979
Total regulatory capital	$2,430,170	$3,691,352	$2,461,823	$3,660,979
Total capital-to-asset ratio	4.0%	6.1%	4.0%	5.9%

Leverage Ratio
Leverage capital	$3,037,712	$5,537,028	$3,077,279	$5,491,469
Leverage capital-to-assets ratio	5.0%	9.1%	5.0%	8.9%

Note 16 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2016	$(85,888)	$(219,739)	$(81,065)	$(3,738)	$(390,430)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	27,941	—	(9,731)	—	18,210
Noncredit other-than-temporary impairment losses	—	(420)	—	—	(420)
Accretion of noncredit loss	—	9,211	—	—	9,211
Net actuarial loss	—	—	—	(2,918)	(2,918)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	779	—	—	779
Amortization - hedging activities (2)	—	—	6,893	—	6,893
Amortization - pension and postretirement benefits (3)	—	—	—	333	333
Other comprehensive income (loss)	27,941	9,570	(2,838)	(2,585)	32,088
Balance, June 30, 2016	$(57,947)	$(210,169)	$(83,903)	$(6,323)	$(358,342)

Balance, March 31, 2017	$(109,903)	$(183,718)	$(44,006)	$(5,945)	$(343,572)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	15,594	—	(4,943)	—	10,651
Accretion of noncredit loss	—	8,119	—	—	8,119
Net actuarial gain	—	—	—	224	224
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	531	—	—	531
Amortization - hedging activities (4)	—	—	3,395	—	3,395
Amortization - pension and postretirement benefits (3)	—	—	—	191	191
Other comprehensive income (loss)	15,594	8,650	(1,548)	415	23,111
Balance, June 30, 2017	$(94,309)	$(175,068)	$(45,554)	$(5,530)	$(320,461)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $6.9 million recorded in CO bond interest expense and $4,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $3.4 million recorded in CO bond interest expense and $4,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(137,718)	$(229,785)	$(71,237)	$(3,857)	$(442,597)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	79,771	—	(26,770)	—	53,001
Noncredit other-than-temporary impairment losses	—	(656)	—	—	(656)
Accretion of noncredit loss	—	18,352	—	—	18,352
Net actuarial loss	—	—	—	(2,917)	(2,917)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,920	—	—	1,920
Amortization - hedging activities (2)	—	—	14,104	—	14,104
Amortization - pension and postretirement benefits (3)	—	—	—	451	451
Other comprehensive income (loss)	79,771	19,616	(12,666)	(2,466)	84,255
Balance, June 30, 2016	$(57,947)	$(210,169)	$(83,903)	$(6,323)	$(358,342)

Balance, December 31, 2016	$(136,809)	$(192,379)	$(48,187)	$(6,139)	$(383,514)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	42,500	—	(5,081)	—	37,419
Accretion of noncredit loss	—	16,415	—	—	16,415
Net actuarial gain	—	—	—	224	224
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	896	—	—	896
Amortization - hedging activities (4)	—	—	7,714	—	7,714
Amortization - pension and postretirement benefits (3)	—	—	—	385	385
Other comprehensive income	42,500	17,311	2,633	609	63,053
Balance, June 30, 2017	$(94,309)	$(175,068)	$(45,554)	$(5,530)	$(320,461)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $14.1 million recorded in CO bond interest expense and $7,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $7.7 million recorded in CO bond interest expense and $7,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

Note 17— Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Statements and Supplementary Data — Note 18 — Fair Values in the 2016 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six months ended June 30, 2017.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at June 30, 2017, and December 31, 2016, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	June 30, 2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$176,852	$176,852	$176,852	$—	$—	$—
Interest-bearing deposits	279,046	279,046	279,046	—	—	—
Securities purchased under agreements to resell	4,349,000	4,348,852	—	4,348,852	—	—
Federal funds sold	4,460,000	4,459,941	—	4,459,941	—	—
Trading securities(1)	514,313	514,313	—	514,313	—	—
Available-for-sale securities(1)	6,641,796	6,641,796	—	6,626,382	15,414	—
Held-to-maturity securities	1,898,097	2,160,053	—	1,011,431	1,148,622	—
Advances	38,427,616	38,572,842	—	38,572,842	—	—
Mortgage loans, net	3,804,581	3,848,195	—	3,824,845	23,350	—
Accrued interest receivable	85,997	85,997	—	85,997	—	—
Derivative assets(1)	56,623	56,623	—	42,862	—	13,761
Other assets (1)	21,703	21,703	10,336	11,367	—	—
Liabilities:
Deposits	(469,173)	(469,169)	—	(469,169)	—	—
COs:
Bonds	(28,518,424)	(28,645,061)	—	(28,645,061)	—	—
Discount notes	(27,865,529)	(27,864,927)	—	(27,864,927)	—	—
Mandatorily redeemable capital stock	(37,380)	(37,380)	(37,380)	—	—	—
Accrued interest payable	(84,093)	(84,093)	—	(84,093)	—	—
Derivative liabilities(1)	(329,229)	(329,229)	—	(419,486)	—	90,257
Other:
Commitments to extend credit for advances	—	(4,377)	—	(4,377)	—	—
Standby letters of credit	(763)	(763)	—	(763)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	December 31, 2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$520,031	$520,031	$520,031	$—	$—	$—
Interest-bearing deposits	278	278	278	—	—	—
Securities purchased under agreements to resell	5,999,000	5,998,799	—	5,998,799	—	—
Federal funds sold	2,700,000	2,699,949	—	2,699,949	—	—
Trading securities(1)	612,622	612,622	—	612,622	—	—
Available-for-sale securities(1)	6,588,664	6,588,664	—	6,580,518	8,146	—
Held-to-maturity securities	2,130,767	2,372,290	—	1,176,269	1,196,021	—
Advances	39,099,339	39,273,044	—	39,273,044	—	—
Mortgage loans, net	3,693,894	3,736,548	—	3,708,123	28,425	—
Accrued interest receivable	84,653	84,653	—	84,653	—	—
Derivative assets(1)	61,598	61,598	—	55,078	—	6,520
Other assets(1)	17,779	17,779	8,394	9,385	—	—
Liabilities:
Deposits	(482,163)	(482,158)	—	(482,158)	—	—
COs:
Bonds	(27,171,434)	(27,298,499)	—	(27,298,499)	—	—
Discount notes	(30,053,964)	(30,054,085)	—	(30,054,085)	—	—
Mandatorily redeemable capital stock	(32,687)	(32,687)	(32,687)	—	—	—
Accrued interest payable	(80,822)	(80,822)	—	(80,822)	—	—
Derivative liabilities(1)	(357,876)	(357,876)	—	(460,287)	—	102,411
Other:
Commitments to extend credit for advances	—	(4,412)	—	(4,412)	—	—
Standby letters of credit	(1,064)	(1,064)	—	(1,064)	—	—

_______________________

(1)	Carried at fair value on a recurring basis.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at June 30, 2017, and December 31, 2016, by fair-value hierarchy level (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	June 30, 2017
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. Treasury obligations	$—	$309,332	$—	$—	$309,332
U.S. government-guaranteed – single-family MBS	—	7,634	—	—	7,634
GSEs – single-family MBS	—	534	—	—	534
GSEs – multifamily MBS	—	196,813	—	—	196,813
Total trading securities	—	514,313	—	—	514,313
Available-for-sale securities:
State or local HFA securities	—	—	15,414	—	15,414
Supranational institutions	—	422,178	—	—	422,178
U.S. government-owned corporations	—	285,772	—	—	285,772
GSEs	—	120,353	—	—	120,353
U.S. government guaranteed – single-family MBS	—	110,447	—	—	110,447
U.S. government guaranteed – multifamily MBS	—	491,237	—	—	491,237
GSEs – single-family MBS	—	4,148,697	—	—	4,148,697
GSEs – multifamily MBS	—	1,047,698	—	—	1,047,698
Total available-for-sale securities	—	6,626,382	15,414	—	6,641,796
Derivative assets:
Interest-rate-exchange agreements	—	42,763	—	13,761	56,524
Mortgage delivery commitments	—	99	—	—	99
Total derivative assets	—	42,862	—	13,761	56,623
Other assets	10,336	11,367	—	—	21,703
Total assets at fair value	$10,336	$7,194,924	$15,414	$13,761	$7,234,435
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(419,289)	$—	$90,257	$(329,032)
Mortgage delivery commitments	—	(197)	—	—	(197)
Total liabilities at fair value	$—	$(419,486)	$—	$90,257	$(329,229)
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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2017. There were no Level 3 available-for-sale securities during the six months ended June 30, 2016 (dollars in thousands).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2017
Balance at beginning of period	$8,184	$8,146
Purchases	7,600	7,600
Unrealized losses included in other comprehensive income	(370)	(332)
Balance at end of period	$15,414	$15,414

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
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

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$2,077	$2,077
Mortgage loans held for portfolio	—	—	4,745	4,745
REO	—	—	654	654

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$7,476	$7,476

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$8,498	$8,498
Mortgage loans held for portfolio	—	—	5,618	5,618
REO	—	—	786	786

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$14,902	$14,902

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2017, and through the filing of this report, we believe there is a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2017, and December 31, 2016. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $955.2 billion and $932.1 billion at June 30, 2017, and December 31, 2016, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The following table sets forth our off-balance-sheet commitments as of June 30, 2017, and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$4,042,006	$205,432	$4,247,438	$4,050,447	$179,632	$4,230,079
Commitments for unused lines of credit - advances (2)	1,274,172	—	1,274,172	1,255,140	—	1,255,140
Commitments to make additional advances	151,874	54,241	206,115	44,865	65,972	110,837
Commitments to invest in mortgage loans	71,314	—	71,314	22,524	—	22,524
Unsettled CO bonds, at par	107,745	—	107,745	—	—	—
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At June 30, 2017, and December 31, 2016, these amounts totaled $7.3 million and $2.7 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $285,000 at December 31, 2016.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2026. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $763,000 and $1.1 million at June 30, 2017, and December 31, 2016, respectively.

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

Note 19 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The following tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at June 30, 2017, and December 31, 2016 (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2017
Citizens Bank, N.A.	$245,034	10.0%	$5,108,880	13.3%	$1,661	4.4%

As of December 31, 2016
Citizens Bank, N.A.	$357,508	14.6%	$7,260,446	18.6%	$2,625	7.3%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three and six months ended June 30, 2017 and 2016, as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Citizens Bank, N.A.	2017	2016	2017	2016
Interest income on advances	$18,541	$8,082	$32,652	$16,286
Fees on letters of credit	701	779	1,446	1,619

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2017	$78,430	3.2%	$1,416,338	3.7%	$1,541	4.1%
As of December 31, 2016	91,374	3.7	1,554,753	4.0	1,631	4.5

Note 20 — Subsequent Events

On July 21, 2017, the board of directors declared a cash dividend at an annualized rate of 4.22 percent based on capital stock balances outstanding during the second quarter of 2017. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $26.0 million and was paid on August 2, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•
issues and events across the FHLBank System and in the political arena that may lead to executive branch, legislative, regulatory, judicial, or other developments impacting the scope of our business, demand for COs, our financial obligations with respect to COs, our ability to access the capital markets, our members, the manner in which we operate, or the organization and structure of the FHLBank System;

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

EXECUTIVE SUMMARY

For the three months ended June 30, 2017, net income decreased to $39.4 million, from $47.5 million for the three months ended June 30, 2016. The decrease was primarily due to litigation settlement income of $19.6 million in the second quarter of 2016, while there was not litigation settlement income in the second quarter of 2017. The reduction in litigation settlement income was partially offset by an increase of $9.3 million in net interest income after provision for credit losses, and a $2.5 million reduction in losses on derivatives and hedging activities. Our return on average equity was 4.74 percent for the three months ended June 30, 2017, compared with 6.09 percent for the three months ended June 30, 2016, a decrease of 135 basis points. Our financial condition continued to strengthen with retained earnings of $1.2 billion at June 30, 2017, a surplus of $545.3 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of June 30, 2017.

On July 21, 2017, our board of directors declared a cash dividend that was equivalent to an annual yield of 4.22 percent, the approximate daily average three-month London Interbank Offered Rate (LIBOR) yield for the second quarter of 2017 plus 300 basis points.

Net Interest Margin

For the three months ended June 30, 2017, net interest margin was 0.43 percent, an increase of six basis points from the three months ended June 30, 2016. Net interest margin benefited from improvement in net interest spread and modest increase in interest rates.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity and funding to our members, with advances balances of $38.4 billion at June 30, 2017, down from $39.1 billion at December 31, 2016, but up from $35.5 billion at March 31, 2017. The fluctuation was led by, but not confined to, the Bank's largest borrowing members with variable-rate indexed advances and fixed-rate putable advances, most significantly represented. We cannot predict whether this trend will continue.

Accretable yields from investments in private-label MBS

For the three months ended June 30, 2017 and 2016, we recognized $8.5 million and $9.9 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2016 Annual Report.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $926.4 million at June 30, 2017. Other-than-temporary impairment credit losses were $568,000 for the three months ended June 30, 2017.

Repurchases of Excess Stock

In April 2017, under the excess stock management program adopted by our board of directors on July 24, 2015, we conducted a partial repurchase of excess stock from shareholders. On May 1, 2017, we announced that at close of business on May 31, 2017, we would reduce the activity-based stock investment requirement (ABSIR) for certain advances and on June 1, 2017, we would initiate daily repurchases of excess stock. For additional information see below under Liquidity and Capital Resources — Internal Capital Practices and Policies. Excess stock repurchases for the three months ended June 30, 2017 amounted to $383.2 million.

Regulatory Developments

The FHFA has issued or proposed regulations as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership. Executive branch efforts at regulatory reform may affect the development or implementation of new regulations affecting us.

ECONOMIC CONDITIONS

Economic Environment

In the second quarter of 2017, the U.S. labor market continued to strengthen, and economic activity continued to expand at a moderate pace. Job gains were strong at over 190,000 jobs added per month from April through June. The June unemployment rate was 4.4 percent, a slight decline from 4.5 percent in March. Household spending and business investment rose moderately. Inflation continued to be muted, running slightly below 2 percent during the period reported.

Interest-Rate Environment

On June 14, 2017, the Federal Open Market Committee (FOMC) announced that it had decided to increase the target range for the federal funds rate to 1 percent to 1.25 percent. Following the announcement, long-term Treasury yields increased slightly. The FOMC stated that if current economic expectations materialize, it would begin implementing a “balance sheet normalization program” in 2017 by reducing the reinvestment of principal payments from maturing securities. On July 26, 2017, the FOMC left the target range for the federal funds rate unchanged.

The following chart illustrates the interest-rate environment.

	Three Month Average		Six Month Average		Ending rate
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	December 31, 2016
Federal funds effective rate	0.95%	0.37%	0.83%	0.37%	1.06%	0.55%
3-month LIBOR	1.21%	0.64%	1.14%	0.63%	1.30%	1.00%
3-month U.S. Treasury yield	0.90%	0.25%	0.75%	0.26%	1.01%	0.50%
2-year U.S. Treasury yield	1.29%	0.77%	1.26%	0.80%	1.38%	1.19%
5-year U.S. Treasury yield	1.80%	1.24%	1.87%	1.30%	1.89%	1.93%
10-year U.S. Treasury yield	2.26%	1.75%	2.35%	1.82%	2.30%	2.44%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2016, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Statement of Condition
Total assets	$60,754,247	$56,568,802	$61,545,586	$60,543,301	$62,160,154
Investments(1)	18,142,252	17,215,779	18,031,331	19,264,484	19,676,487
Advances	38,427,616	35,479,424	39,099,339	37,195,148	38,241,920
Mortgage loans held for portfolio, net(2)	3,804,581	3,675,598	3,693,894	3,714,283	3,628,464
Deposits and other borrowings	469,173	490,268	482,163	610,783	634,995
Consolidated obligations:
Bonds	28,518,424	27,978,423	27,171,434	27,345,898	27,139,771
Discount notes	27,865,529	24,179,050	30,053,964	28,725,374	30,483,963
Total consolidated obligations	56,383,953	52,157,473	57,225,398	56,071,272	57,623,734
Mandatorily redeemable capital stock	37,380	32,677	32,687	33,812	35,076
Class B capital stock outstanding-putable(3)	2,408,647	2,458,667	2,411,306	2,333,262	2,353,698
Unrestricted retained earnings	1,000,694	994,011	987,711	962,798	955,126
Restricted retained earnings	244,631	236,755	229,275	217,343	210,031
Total retained earnings	1,245,325	1,230,766	1,216,986	1,180,141	1,165,157
Accumulated other comprehensive loss	(320,461)	(343,572)	(383,514)	(360,644)	(358,342)
Total capital	3,333,511	3,345,861	3,244,778	3,152,759	3,160,513
Other Information
Total regulatory capital ratio(4)	6.08%	6.58%	5.95%	5.86%	5.72%
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $500,000, $625,000, $650,000, $800,000, and $900,000, for the quarters ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 15 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Net interest income	$63,820	$62,504	$76,287	$64,779	$54,579
Reduction of provision for credit losses	(125)	(51)	(83)	(94)	(111)
Net impairment losses on held-to-maturity securities recognized in earnings	(568)	(418)	(589)	(371)	(1,003)
Litigation settlements	—	—	19,627	—	19,584
Other income (loss)	1,020	427	1,272	(3,072)	(1,787)
Other expense	20,597	20,974	30,351	20,773	18,688
AHP assessments	4,418	4,192	6,666	4,099	5,312
Net income	$39,382	$37,398	$59,663	$36,558	$47,484
Other Information
Dividends declared	$24,822	$23,619	$22,818	$21,574	$21,148
Dividend payout ratio	63.03%	63.16%	38.24%	59.01%	44.54%
Weighted-average dividend rate(1)	4.08	3.94	3.80	3.65	3.63
Return on average equity(2)	4.74	4.56	7.38	4.55	6.09
Return on average assets	0.26	0.25	0.40	0.25	0.32
Net interest margin(3)	0.43	0.43	0.51	0.45	0.37
Average equity to average assets	5.56	5.55	5.39	5.48	5.31
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Net Income

Second Quarter of 2017 Compared with Second Quarter of 2016

Net income decreased to $39.4 million for the three months ended June 30, 2017, from $47.5 million for the three months ended June 30, 2016. The reasons for the decrease are discussed above within — Executive Summary.

Six Months Ended June 30, 2017, Compared with Six Months Ended June 30, 2016

Net income decreased slightly to $76.8 million for the six months ended June 30, 2017, from $77.0 million for the six months ended June 30, 2016, as a $19.6 million decrease in litigation settlement income was essentially offset by a $15.7 million increase in net interest income after provision for credit losses.

Net Interest Income

Second Quarter of 2017 Compared with Second Quarter of 2016

Net interest income after provision for credit losses for the three months ended June 30, 2017 was $63.9 million, compared with $54.7 million for the same period in 2016. The $9.3 million increase in net interest income after provision for credit losses was primarily attributable to a six basis point increase in net interest margin and a $1.0 billion increase in average earning assets, from $58.6 billion for the three months ended June 30, 2016, to $59.6 billion for the three months ended June 30, 2017.

The increase in average earning assets was driven by a $2.4 billion increase in average advances balances partially offset by a $1.5 billion decrease in average investments balances. For additional information see — Executive Summary as well as Rate and Volume Analysis.

Net interest spread was 0.36 percent for the six months ended June 30, 2017, a three basis point increase from the same period in 2016, and net interest margin was 0.43 percent, a six basis point increase from the same period in 2016. The increase in net interest spread reflects a 36 basis point increase in the average yield on earning assets and a 33 basis point increase in the average yield on interest-bearing liabilities. The increase in net interest margin benefited from net interest spread expansion and higher interest rates.
Six Months Ended June 30, 2017, Compared with Six Months Ended June 30, 2016

Net interest income after provision for credit losses for the six months ended June 30, 2017 was $126.5 million, compared with $110.8 million for the same period in 2016. The $15.7 million increase in net interest income after provision for credit losses was primarily attributable to a five basis point increase in net interest margin and a $1.0 billion increase in average earning assets, from $58.6 billion for the six months ended June 30, 2016, to $59.6 billion for the six months ended June 30, 2017. The increase in average earning assets was driven by a $2.4 billion increase in average advances balances partially offset by a $1.6 billion decrease in average investments balances. For additional information see — Rate and Volume Analysis. Partially offsetting the increase to net interest income after provision for credit losses was a $2.9 million decrease in net prepayment fees from advances and investments from $3.3 million in the six months ended June 30, 2016, to $375,000 in the six months ended June 30, 2017.

Net interest spread was 0.36 percent for the six months ended June 30, 2017, a three basis point increase from the same period in 2016, and net interest margin was 0.43 percent, a five basis point increase from the same period in 2016. The increase in net interest spread reflects a 27 basis point increase in the average yield on earning assets and a 24 basis point increase in the average yield on interest-bearing liabilities. The increase in net interest margin benefited from net interest spread expansion and higher interest rates.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$38,458,219	$127,866	1.33%	$36,073,581	$81,874	0.91%
Securities purchased under agreements to resell	2,980,868	6,330	0.85	3,375,374	2,713	0.32
Federal funds sold	5,334,418	12,708	0.96	5,578,077	5,176	0.37
Investment securities(2)	8,833,164	45,666	2.07	9,843,307	47,599	1.94
Mortgage loans	3,732,839	30,989	3.33	3,588,569	29,906	3.35
Other earning assets	286,295	668	0.94	187,115	136	0.29
Total interest-earning assets	59,625,803	224,227	1.51	58,646,023	167,404	1.15
Other non-interest-earning assets	308,627			305,961
Fair-value adjustments on investment securities	(20,148)			21,935
Total assets	$59,914,282	$224,227	1.50%	$58,973,919	$167,404	1.14%
Liabilities and capital
Consolidated obligations
Discount notes	$26,792,665	$55,068	0.82%	$26,396,173	$22,579	0.34%
Bonds	28,623,491	104,168	1.46	28,101,663	89,780	1.28
Deposits	451,950	788	0.70	489,348	146	0.12
Mandatorily redeemable capital stock	35,847	377	4.22	35,242	319	3.65
Other borrowings	2,198	6	1.09	689	1	0.58
Total interest-bearing liabilities	55,906,151	160,407	1.15	55,023,115	112,825	0.82
Other non-interest-bearing liabilities	676,562			817,129
Total capital	3,331,569			3,133,675
Total liabilities and capital	$59,914,282	$160,407	1.07%	$58,973,919	$112,825	0.77%
Net interest income		$63,820			$54,579
Net interest spread			0.36%			0.33%
Net interest margin			0.43%			0.37%
_________________________

(1)	Yields are annualized

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$38,107,973	$234,613	1.24%	$35,678,693	$162,162	0.91%
Securities purchased under agreements to resell	3,023,033	10,748	0.72	3,696,440	5,906	0.32
Federal funds sold	5,604,210	22,992	0.83	5,924,165	10,792	0.37
Investment securities(2)	8,993,394	93,302	2.09	9,569,822	97,475	2.05
Mortgage loans	3,703,169	60,936	3.32	3,583,199	60,982	3.42
Other earning assets	180,047	727	0.81	173,649	243	0.28
Total interest-earning assets	59,611,826	423,318	1.43	58,625,968	337,560	1.16
Other non-interest-earning assets	355,773			310,031
Fair-value adjustments on investment securities	(38,191)			(469)
Total assets	$59,929,408	$423,318	1.42%	$58,935,530	$337,560	1.15%
Liabilities and capital
Consolidated obligations
Discount notes	$27,234,771	$92,647	0.69%	$27,135,126	$45,276	0.34%
Bonds	28,195,706	202,343	1.45	27,368,472	180,640	1.33
Deposits	451,925	1,290	0.58	484,440	261	0.11
Mandatorily redeemable capital stock	34,274	706	4.15	38,576	698	3.64
Other borrowings	1,658	8	0.97	961	2	0.42
Total interest-bearing liabilities	55,918,334	296,994	1.07	55,027,575	226,877	0.83
Other non-interest-bearing liabilities	682,439			810,976
Total capital	3,328,635			3,096,979
Total liabilities and capital	$59,929,408	$296,994	1.00%	$58,935,530	$226,877	0.77%
Net interest income		$126,324			$110,683
Net interest spread			0.36%			0.33%
Net interest margin			0.43%			0.38%
_________________________

(1)	Yields are annualized

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2017 and 2016. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2017 vs. 2016			For the Six Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$5,726	$40,266	$45,992	$11,673	$60,778	$72,451
Securities purchased under agreements to resell	(352)	3,969	3,617	(1,247)	6,089	4,842
Federal funds sold	(236)	7,768	7,532	(613)	12,813	12,200
Investment securities	(5,086)	3,153	(1,933)	(5,955)	1,782	(4,173)
Mortgage loans	1,198	(115)	1,083	2,008	(2,054)	(46)
Other earning assets	103	429	532	9	475	484
Total interest income	1,353	55,470	56,823	5,875	79,883	85,758
Interest expense
Consolidated obligations
Discount notes	344	32,145	32,489	167	47,204	47,371
Bonds	1,694	12,694	14,388	5,583	16,120	21,703
Deposits	(12)	654	642	(19)	1,048	1,029
Mandatorily redeemable capital stock	6	52	58	(83)	91	8
Other borrowings	4	1	5	2	4	6
Total interest expense	2,036	45,546	47,582	5,650	64,467	70,117
Change in net interest income	$(683)	$9,924	$9,241	$225	$15,416	$15,641

Average Balance of Advances Outstanding

The average balance of total advances increased $2.4 billion, or 6.81 percent, for the six months ended June 30, 2017, compared with the same period in 2016. However, advances balances declined by $671.7 million over the six month period ended June 30, 2017. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the six months ended June 30, 2017 and 2016, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Fixed-rate advances—par value
Long-term	$13,718,490	$13,329,395	$13,600,751	$13,474,678
Short-term	12,325,867	11,676,960	12,040,906	11,282,580
Putable	2,356,009	2,190,216	2,432,476	2,084,840
Overnight	1,477,007	770,207	1,456,265	850,687
Amortizing	902,767	859,974	880,475	866,455
All other fixed-rate advances	48,791	81,604	47,569	89,110
	30,828,931	28,908,356	30,458,442	28,648,350

Variable-rate indexed advances—par value
Simple variable (1)	7,133,989	6,441,292	7,159,936	6,415,141
Putable	477,962	531,780	470,961	417,676
All other variable-rate indexed advances	43,175	36,694	42,963	40,110
	7,655,126	7,009,766	7,673,860	6,872,927
Total average par value	38,484,057	35,918,122	38,132,302	35,521,277
Net (discounts) premiums	(8,457)	3,967	(6,556)	4,959
Market value of bifurcated derivatives	629	3,053	211	3,118
Hedging adjustments	(18,010)	148,439	(17,984)	149,339
Total average balance of advances	$38,458,219	$36,073,581	$38,107,973	$35,678,693
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $9.2 billion for the six months ended June 30, 2017. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $30.3 billion for the six months ended June 30, 2017, representing 79.6 percent of the total average balance of advances outstanding during the six months ended June 30, 2017. The average balance of all such advances totaled $27.8 billion for the six months ended June 30, 2016, representing 77.9 percent of the total average balance of advances outstanding during the six months ended June 30, 2016.

For the six months ended June 30, 2017 and 2016, net prepayment fees on advances and investments were $375,000 and $3.3 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $987.0 million, or 10.08 percent, for the six months ended June 30, 2017, compared with the same period in 2016. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increase of the target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.37 percent during the six months ended June 30, 2016 to 0.83 percent during the six months ended June 30, 2017, while average yields on securities purchased under agreements to resell increased from 0.32 percent for the six months ended June 30, 2016 to 0.72 percent for the six months ended June 30, 2017. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the six months ended June 30, 2017, average balances of securities purchased under agreements to resell decreased $673.4 million and average balances of federal funds sold decreased $320.0 million in comparison to the six months ended June 30, 2016.

Average investment-securities balances decreased $576.4 million, or 6.02 percent, for the six months ended June 30, 2017, compared with the same period in 2016, a decrease consisting primarily of a $935.4 million decrease in MBS and a $358.3 million increase in U.S. Treasury obligations.

Average Balance of COs

Average CO balances increased $926.9 million, or 1.7 percent, for the six months ended June 30, 2017, compared with the same period in 2016, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $827.2 million in CO bonds and a increase of $99.6 million in CO discount notes.

The average balance of CO discount notes represented approximately 49.1 percent of total average COs during the six months ended June 30, 2017, compared with 49.8 percent of total average COs during the six months ended June 30, 2016. The average balance of CO bonds represented 50.9 percent and 50.2 percent of total average COs outstanding during the six months ended June 30, 2017 and 2016, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and six months ended June 30, 2017 and 2016 (dollars in thousands).

	For the Three Months Ended June 30, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(486)	$—	$(82)	$350	$—	$(218)
Net interest settlements included in net interest income (2)	(8,283)	(8,099)	—	2,082	—	(14,300)
Total net interest income	(8,769)	(8,099)	(82)	2,432	—	(14,518)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(773)	401	—	(380)	—	(752)
Gains on cash-flow hedges	—	—	—	97	—	97
Losses on derivatives not receiving hedge accounting	(6)	(369)	—	—	—	(375)
Mortgage delivery commitments	—	—	507	—	—	507
Other (3)	—	—	—	—	105	105
Net (losses) gains on derivatives and hedging activities	(779)	32	507	(283)	105	(418)

Subtotal	(9,548)	(8,067)	425	2,149	105	(14,936)

Net losses on trading securities	—	(852)	—	—	—	(852)
Total net effect of derivatives and hedging activities	$(9,548)	$(8,919)	$425	$2,149	$105	$(15,788)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)
Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount, as further described in Item 1 — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

	For the Three Months Ended June 30, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(518)	$—	$(189)	$(2,409)	$(3,116)
Net interest settlements included in net interest income (2)	(26,128)	(8,883)	—	7,158	(27,853)
Total net interest income	(26,646)	(8,883)	(189)	4,749	(30,969)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(966)	356	—	(1,608)	(2,218)
Losses on cash-flow hedges	—	—	—	(190)	(190)
(Losses) gains on derivatives not receiving hedge accounting	(85)	(1,161)	—	1	(1,245)
Mortgage delivery commitments	—	—	690	—	690
Net (losses) gains on derivatives and hedging activities	(1,051)	(805)	690	(1,797)	(2,963)

Subtotal	(27,697)	(9,688)	501	2,952	(33,932)

Net gains on trading securities	—	84	—	—	84
Total net effect of derivatives and hedging activities	$(27,697)	$(9,604)	$501	$2,952	$(33,848)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,169)	$—	$(163)	$247	$—	$(1,085)
Net interest settlements included in net interest income (2)	(21,688)	(16,440)	—	6,723	—	(31,405)
Total net interest income	(22,857)	(16,440)	(163)	6,970	—	(32,490)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(131)	861	—	(2,141)	—	(1,411)
Gains on cash-flow hedges	—	—	—	231	—	231
(Losses) gains on derivatives not receiving hedge accounting	(11)	(215)	—	4	—	(222)
Mortgage delivery commitments	—	—	864	—	—	864
Other (3)	—	—	—	—	156	156
Net (losses) gains on derivatives and hedging activities	(142)	646	864	(1,906)	156	(382)

Subtotal	(22,999)	(15,794)	701	5,064	156	(32,872)

Net losses on trading securities	—	(2,266)	—	—	—	(2,266)
Total net effect of derivatives and hedging activities	$(22,999)	$(18,060)	$701	$5,064	$156	$(35,138)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

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

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.5 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three and six months ended June 30, 2017 and 2016. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Gains (losses) on derivatives and hedging activities:
Net losses related to fair-value hedge ineffectiveness	$(752)	$(2,218)	$(1,411)	$(5,251)
Net gains (losses) related to cash-flow hedge ineffectiveness	97	(190)	231	(536)
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	(5)	(86)	(10)	(107)
Trading securities	830	329	2,272	(1,592)
CO Bonds	—	2	29	10
Mortgage delivery commitments	507	690	864	1,306
Net interest-accruals related to derivatives not receiving hedge accounting	(1,200)	(1,490)	(2,513)	(3,028)
Other(1)	105	—	156	—
Net losses on derivatives and hedging activities	(418)	(2,963)	(382)	(9,198)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(568)	(1,003)	(986)	(2,350)
Litigation settlements	—	19,584	—	19,584
Loss on early extinguishment of debt	—	(742)	—	(1,300)
Service-fee income	2,122	1,934	4,134	3,902
Net unrealized (losses) gains on trading securities	(852)	84	(2,266)	1,957
Other	168	(100)	(39)	(138)
Total other income	$452	$16,794	$461	$12,457
______________

(1)
Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount as further described in Item 1 — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

FINANCIAL CONDITION

Advances

At June 30, 2017, the advances portfolio totaled $38.4 billion, a decrease of $671.7 million compared with $39.1 billion at December 31, 2016.

The following table summarizes advances outstanding by product type at June 30, 2017, and December 31, 2016.

Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2017		December 31, 2016
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$14,057,335	36.6%	$13,051,558	33.4%
Short-term	13,690,463	35.6	12,260,502	31.3
Putable	2,126,250	5.5	2,735,050	7.0
Overnight	1,451,747	3.8	1,577,162	4.0
Amortizing	938,073	2.4	861,920	2.2
All other fixed-rate advances	40,000	0.1	40,000	0.1
	32,303,868	84.0	30,526,192	78.0

Variable-rate advances
Simple variable (1)	5,653,175	14.7	7,895,783	20.2
Putable	432,000	1.1	616,000	1.6
All other variable-rate indexed advances	71,146	0.2	76,880	0.2
	6,156,321	16.0	8,588,663	22.0
Total par value	$38,460,189	100.0%	$39,114,855	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 8 — Advances for disclosures relating to redemption terms of the advances portfolio.

At June 30, 2017, we had advances outstanding to 313, or 70.7 percent, of our 443 members. At December 31, 2016, we had advances outstanding to 315, or 70.5 percent, of our 447 members.

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

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at June 30, 2017, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of June 30, 2017 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	266	$34,269,301	$83,559,357	243.8%
Category-2	15	446,331	909,042	203.7
Category-3	19	425,980	704,482	165.4
Insurance companies	22	3,318,577	4,077,844	122.9
Total	322	$38,460,189	$89,250,725	232.1%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.
Based on the financial reviews and other conditions of the members, the Bank may adjust the credit status category of a member from time to time. Due to their weaker profile, the Bank requires Category-3 members to deliver collateral to the Bank or its custodian. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of June 30, 2017.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$29,330,796
Collateral specifically listed and identified	54,018,039
Collateral delivered to us	12,212,568

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2016 Annual Report. At June 30, 2017, and December 31, 2016, the amount of pledged nontraditional and subprime loan collateral was ten percent and nine percent, respectively, of total member discounted collateral.

We have not recorded any allowance for credit losses on advances at June 30, 2017, and December 31, 2016, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at June 30, 2017, and the interest earned on outstanding advances to such institutions for the three and six months ended June 30, 2017.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2017
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended June 30, 2017	Advances Interest Income for the Six Months Ended June 30, 2017
Citizens Bank, N.A.	$5,108,880	13.3%	1.34%	$18,541	$32,652
People's United Bank, N.A.	2,860,923	7.4	1.21	5,930	10,660
Webster Bank, N.A.	1,767,751	4.6	1.43	6,444	12,173
Berkshire Bank	1,337,986	3.5	1.26	3,478	6,152
Massachusetts Mutual Life Insurance Co.	1,100,000	2.9	2.14	6,015	11,899
Total of top five advance-borrowing institutions	$12,175,540	31.7%		$40,408	$73,536
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2017, investment securities and short-term money-market instruments totaled $18.1 billion, an increase of $110.9 million from December 31, 2016.

Short-term money-market investments increased $388.8 million to $9.1 billion at June 30, 2017, compared with December 31, 2016. The increase was attributable to a $1.8 billion increase in federal funds sold and a $278.8 million increase in interest-bearing deposits offset by a $1.7 billion decrease in securities purchased under agreements to resell.

Investment securities declined $277.8 million to $9.1 billion at June 30, 2017, compared with December 31, 2016. The decrease was attributable to a $207.7 million decrease in MBS and a $90.2 million decrease in U.S. Treasury obligations.

Our MBS investment portfolio consists of the following categories of securities as of June 30, 2017, and December 31, 2016. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	June 30, 2017	December 31, 2016
Single-family MBS - U.S. government-guaranteed and GSE	64.0%	67.5%
Multifamily MBS - U.S. government-guaranteed and GSE	26.2	22.2
Private-label residential MBS	9.6	10.1
ABS backed by home-equity loans	0.2	0.2
Total MBS	100.0%	100.0%

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of June 30, 2017 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments:
Interest-bearing deposits	$—	$296	$278,750	$—	$—	$—
Securities purchased under agreements to resell	—	1,350,000	1,000,000	1,999,000	—	—
Federal funds sold	—	1,450,000	3,010,000	—	—	—
Total money-market instruments	—	2,800,296	4,288,750	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	1,602	—	—	—	—
U.S. Treasury obligations	—	309,332	—	—	—	—
U.S. government-owned corporations	—	285,772	—	—	—	—
GSEs	—	120,353	—	—	—	—
Supranational institutions	422,178	—	—	—	—	—
HFA securities	27,197	42,847	105,059	—	—	—
Total non-MBS	449,375	759,906	105,059	—	—	—

MBS:
U.S. government guaranteed - single-family	—	129,508	—	—	—	—
U.S. government guaranteed - multifamily	—	492,037	—	—	—	—
GSE – single-family	—	4,827,338	—	—	—	—
GSE – multifamily	—	1,539,641	—	—	—	—
Private-label – residential	—	4,131	13,300	66,489	637,593	17,791
ABS backed by home-equity loans	598	1,136	5,133	1,569	3,602	—
Total MBS	598	6,993,791	18,433	68,058	641,195	17,791

Total investment securities	449,973	7,753,697	123,492	68,058	641,195	17,791

Total investments	$449,973	$10,553,993	$4,412,242	$2,067,058	$641,195	$17,791
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2017. If there is a split rating, the lowest rating is used.

At June 30, 2017, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $5.9 billion to 15 counterparties and issuers, of which $4.5 billion was for federal funds sold, $1.2 billion was for debentures issued by GSEs and supranational institutions, and $279.0 million was for interest-bearing deposits.

Private-Label MBS

Of our $8.1 billion in par value of MBS and ABS investments at June 30, 2017, $1.2 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	June 30, 2017			December 31, 2016
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$8,264	$90,483	$98,747	$8,780	$102,747	$111,527
Alt-A	16,921	1,067,491	1,084,412	18,808	1,161,415	1,180,223
Total private-label residential MBS	25,185	1,157,974	1,183,159	27,588	1,264,162	1,291,750
ABS backed by home equity loans
Subprime	—	12,865	12,865	—	13,848	13,848
Total par value of private-label MBS	$25,185	$1,170,839	$1,196,024	$27,588	$1,278,010	$1,305,598
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of June 30, 2017 reflect the percentage of subordinated class outstanding balances as of June 30, 2017, to our senior class outstanding balances as of June 30, 2017, weighted by the par value of our respective senior class securities. Average current credit enhancements as of June 30, 2017, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity As of June 30, 2017 (dollars in thousands)

Total
Par value by credit rating
Triple-A	$598
Double-A	5,267
Single-A	18,433
Triple-B	68,058
Below Investment Grade
Double-B	28,489
Single-B	49,344
Triple-C	507,394
Double-C	280,889
Single-C	17,035
Single-D	197,306
Unrated	23,211
Total par value	$1,196,024

Amortized cost	$926,409
Gross unrealized gains	94,585
Gross unrealized losses	(16,215)
Fair value	$1,004,779

Weighted average percentage of fair value to par value	84.01%
Original weighted average credit support	27.20
Weighted average credit support	8.36
Weighted average collateral delinquency (1)	19.99
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2016 Annual Report.

As of June 30, 2017, our mortgage loan investment portfolio totaled $3.8 billion, an increase of $110.7 million from December 31, 2016. We expect continued competition from Fannie Mae and Freddie Mac for loan investment opportunities.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2017	December 31, 2016

Massachusetts	53%	51%
Maine	12	13
Wisconsin	8	9
Connecticut	7	7
New Hampshire	6	6
All others	14	14
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $500,000 at June 30, 2017, compared with $650,000 at December 31, 2016.

For information on the determination of the allowance at June 30, 2017, see Item 1 — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2016 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2017	December 31, 2016
Total par value of government loans past due 90 days or more and still accruing interest	$4,789	$5,527
Nonaccrual loans, par value	12,980	16,918
Troubled debt restructurings (not included above)	6,921	6,846

Mortgage Insurance Companies. We are exposed to credit risk from supplemental mortgage insurance (SMI) companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage (PMI) on individual loans. As of June 30, 2017, we were the beneficiary of PMI coverage of $81.7 million on $320.2 million of conventional mortgage loans, and SMI coverage of $17.4 million on mortgage pools with a total unpaid principal balance of $123.9 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $56.6 million and $61.6 million as of June 30, 2017, and December 31, 2016, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $329.2 million and $357.9 million as of June 30, 2017, and December 31, 2016, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2017, and December 31, 2016. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2017		December 31, 2016
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$8,891,965	$21,202	$9,976,494	$11,504
	Swaps	Economic	858,900	(668)	857,000	136
Total associated with advances			9,750,865	20,534	10,833,494	11,640
Available-for-sale securities	Swaps	Fair value	611,915	(287,705)	611,915	(290,312)
Trading securities	Swaps	Economic	192,000	(7,007)	192,000	(9,279)
COs	Swaps	Fair value	6,708,960	(42,519)	7,627,400	(60,904)
	Swaps	Economic	—	—	150,000	(30)
	Forward starting swaps	Cash Flow	527,800	(41,099)	527,800	(36,250)
Total associated with COs			7,236,760	(83,618)	8,305,200	(97,184)
Total			17,791,540	(357,796)	19,942,609	(385,135)
Mortgage delivery commitments			71,314	(98)	22,524	(101)
Total derivatives			$17,862,854	(357,894)	$19,965,133	(385,236)
Accrued interest				(18,730)		(19,973)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest				104,018		108,931
Net derivatives				$(272,606)		$(296,278)
Derivative asset				$56,623		$61,598
Derivative liability				(329,229)		(357,876)
Net derivatives				$(272,606)		$(296,278)
 _______________________

(1)
As of June 30, 2017, and December 31, 2016, embedded derivatives separated from the advance contract with notional amounts of $858.9 million and $857.0 million, respectively, and fair values of $640,000 and $(153,000), respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $15.6 billion, representing 87.3 percent of all derivatives outstanding as of June 30, 2017. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of June 30, 2017 (dollars in thousands)

					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value (1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,283,185	$(4,258)	$2,283,185	$4,111	2.17%	1.19%	2.04%	1.32%
Due after one year through two years	1,557,675	678	1,557,675	(882)	1.83	1.21	1.56	1.48
Due after two years through three years	1,462,301	8,948	1,462,301	(9,024)	1.65	1.19	1.41	1.43
Due after three years through four years	1,259,938	8,313	1,259,938	(8,566)	1.84	1.20	1.48	1.56
Due after four years through five years	931,365	(1,007)	931,365	828	2.30	1.22	1.89	1.63
Thereafter	1,397,500	8,528	1,397,500	(8,515)	1.00	1.22	0.61	1.61
Total	$8,891,964	$21,202	$8,891,964	$(22,048)	1.81%	1.20%	1.53%	1.48%
_______________________

(1)	Not included in the fair value is $5.1 million of variation margin received for daily settled contracts.

(2)	Included in the advances hedged amount are $1.9 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2017.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of June 30, 2017 (dollars in thousands)

					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value (1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,549,095	$(4,224)	$2,549,095	$4,207	1.04%	1.04%	1.16%	1.16%
Due after one year through two years	1,685,355	(9,567)	1,685,355	9,392	1.08	1.07	1.14	1.15
Due after two years through three years	349,510	(3,084)	349,510	2,940	1.14	1.16	1.12	1.10
Due after three years through four years	538,000	(3,056)	538,000	2,921	1.28	1.28	1.12	1.12
Due after four years through five years	862,000	(8,779)	862,000	8,732	1.40	1.40	1.03	1.03
Thereafter	725,000	(13,809)	725,000	13,590	1.73	1.73	1.09	1.09
Total	$6,708,960	$(42,519)	$6,708,960	$41,782	1.20%	1.19%	1.12%	1.13%
_______________________

(1)	Not included in the fair value is $5.5 million of variation margin paid for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $3.2 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2017.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives, arising from the possibility of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in the derivatives table below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current negative fair-value positions with them adjusted for any applicable exposure threshold. Similarly, from time to time, due to timing differences or derivatives valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value positions with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. The table below details our counterparty credit exposure as of June 30, 2017.

Derivatives Counterparty Current Credit Exposure As of June 30, 2017 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty and Variation Margin for Daily Settled Contracts	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Double-A	$1,320,400	$(4,414)	$4,945	$—	$531
Single-A	629,000	149	110	—	259

Liability positions with credit exposure:
Uncleared derivatives
Single-A	164,750	(1,089)	—	1,194	105
Triple-B	777,500	(7,003)	—	7,016	13
Cleared derivatives	9,056,285	(25,814)	81,548	—	55,734
Total derivative positions with nonmember counterparties to which we had credit exposure	11,947,935	(38,171)	86,603	8,210	56,642

Mortgage delivery commitments (2)	71,314	99	—	—	99
Total	$12,019,249	$(38,072)	$86,603	$8,210	$56,741

Derivative positions without credit exposure: (3)
Single-A	3,774,550
Triple-B	2,069,055
Total derivative positions without credit exposure	$5,843,605

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

Projected Net Cash Flow. We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, and settlement of committed assets and liabilities, as applicable. For mortgage-related cash flows and callable debt, we incorporate projected prepayments and call exercise.

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

We did not exceed either of these thresholds at any time during the six months ended June 30, 2017. If either of these thresholds is exceeded, then management of the Bank is notified and determines whether any corrective action is necessary.

The following table presents our projected net cash flow and structural liquidity as of June 30, 2017.

Projected Net Cash Flow and Structural Liquidity As of June 30, 2017 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$7,600	$29,613
Maturing liabilities	3,858,741	10,036,743
Committed asset settlements	141,038	141,038
Capital outflow	209,301	209,301
MPF delivery commitments	71,314	71,314
Gross uses of funds	4,287,994	10,488,009

Sources of funds
Interest receivable	41,452	73,433
Maturing or projected amortization of assets	11,759,697	17,957,745
Committed liability settlements	83,607	92,852
Cash and due from banks and interest bearing deposits	455,561	455,561
Other	6,322	6,322
Gross sources of funds	12,346,639	18,585,913

Projected net cash flow	8,058,645	$8,097,904

Less: Secondary uses of funds
Deposit runoff	406,038
Drawdown of standby letters of credit and lines of credit	645,255
Rollover of all maturing advances	3,933,110
Projected funding of MPF master commitments	193,562
Total secondary uses of funds	5,177,965

Structural liquidity	$2,880,680

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

We complied with this regulatory requirement at all times during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, we held a surplus of $13.9 billion and $13.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of June 30, 2017.

Contingency Liquidity As of June 30, 2017 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$7,600
Maturing liabilities	3,858,741
Committed asset settlements	141,038
Drawdown of standby letters of credit	123,471
Gross uses of funds	4,130,850

Cumulative sources of funds
Interest receivable	41,452
Maturing or amortizing advances	3,933,110
Committed liability settlements	83,607
Other	6,322
Gross sources of funds	4,064,491

Plus: sources of contingency liquidity
Marketable securities	1,810,109
Self-liquidating assets	7,809,000
Cash and due from banks and interest bearing deposits	455,561
Marketable securities available for repo	3,911,017
Total sources of contingency liquidity	13,985,687

Net contingency liquidity	$13,919,328

Additional Liquidity Requirements. In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 business days and that during that time we do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot raise funds in the capital markets for five business days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the six months ended June 30, 2017.

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

Balance Sheet Funding Gap Policy. The Bank is exposed to refinancing risk due to the fact that over certain time horizons, it has more liabilities than assets maturing. To adequately fund assets the maturing liabilities must be replaced by new liabilities at potentially higher cost, putting spread margin at risk. In order to manage the Bank’s refinancing risk, we maintain an appropriate funding balance between financial assets and financial liabilities and maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected prepayment and call activity. We measure this difference, or gap, as a percentage of total assets under two alternative formats. One funding gap format effectively assumes that all floating rate advances indexed to the discount note auction rate that both mature beyond the three-month or one-year time horizon and are prepayable without fees on coupon reset dates mature within the three-month or one-year time horizon; this assumption results in an adjustment that reduces the funding gap measurement. (Such advances are not subject to margin compression because the cost of the refinanced debt defines the reset rate on the advance coupon.) The other funding gap format includes no such adjustment. The Bank has instituted a limit and management action trigger framework around these metrics as follows:

Funding Gap Metric (1)	Limit	Management Action Trigger	Actual as of June 30, 2017
3-month Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	5.7%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than three-month maturity	20%	10%	(3.4)%

1-year Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	11.9%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than one-year maturity	20%	10%	3.0%
 _______________________

(1)	The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period.

Funding Concentration Policy. To limit the liquidity risk potentially associated with a high volume of short-term debt refinancing, we have adopted a funding concentration policy that limits the volume of discount notes outstanding as a proportion of total assets, effective March 24, 2017. The policy establishes a management action trigger when discount notes (excluding the amount of discount notes matched to short-term advances) exceed 40 percent of total assets. In addition, we have adopted a separate management action trigger that is triggered when total discount notes exceed 50 percent of assets. Finally, discount notes are limited to no more than 65 percent of total assets.

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

Debt Financing — Consolidated Obligations

At June 30, 2017, and December 31, 2016, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $56.4 billion and $57.2 billion, respectively.

CO bonds outstanding for which we are primarily liable include issued callable bonds totaling $4.0 billion and 4.7 billion at June 30, 2017, and December 31, 2016, respectively.

CO discount notes comprised 49.4 percent and 52.5 percent of the outstanding COs for which we are primarily liable at June 30, 2017, and December 31, 2016, respectively, but accounted for 94.0 percent and 88.7 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2017 and 2016, respectively.

Financial Conditions for Consolidated Obligations

Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of higher capital requirements on many of our underwriters. So far, this development has not impeded our ability to meet our funding needs. Throughout the first quarter of 2017, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the period covered by this report, CO yields generally moved with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies, including the anticipated decision to reduce the Federal Reserve’s holdings of U.S. Treasury obligations and mortgage-backed securities, will be an important factor that could shape investor demand for debt, including COs, for the remainder of 2017.

Capital

Total capital at June 30, 2017, was $3.3 billion compared with $3.2 billion at year-end 2016.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2017, as discussed in Item 1 — Notes to the Financial Statements — Note 15 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $37.4 million and $32.7 million at June 30, 2017, and December 31, 2016, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2016 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of the redemption-notice period at June 30, 2017, and December 31, 2016 (dollars in thousands).

Expiry of Redemption-Notice Period	June 30, 2017	December 31, 2016
Past redemption date (1)	$528	$528
Due in one year or less	4,687	—
Due after one year through two years	128	4,687
Due after two years through three years	27,304	27,378
Due after three years through four years	—	54
Due after four years through five years	4,703	—
Thereafter (2)	30	40
Total	$37,380	$32,687
_______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

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

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2016 Annual Report and as further discussed below under Liquidity and Capital Resources — Internal Capital Practices and Policies — Repurchase of Excess Stock. At June 30, 2017, and December 31, 2016, excess capital stock totaled $209.3 million and $78.3 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2017	$700,656	$1,536,048	$2,236,726	$2,446,027	$209,301
December 31, 2016	670,301	1,695,397	2,365,720	2,443,993	78,273
_______________________

(1)	Total stock Investment Requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 21, 2017, the Director of the FHFA notified us that, based on March 31, 2017 financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.1 percent at June 30, 2017.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2017, this internal minimum capital requirement equaled $3.0 billion, which was satisfied by our actual regulatory capital of $3.7 billion.

Reduction of Activity-Based Stock Investment Requirement

On April 18, 2017, we announced that we would reduce the ABSIR for advances with original maturities of more than three months from 4.5 percent to 4.0 percent. On May 1, 2017, we provided written notice to shareholders of the effective date of this change, which is the close of business on May 31, 2017. We reduced our ABSIR in an effort to gain efficiency in our capital structure, as we currently exceed internal and regulatory minimum capital requirements.

Repurchases of Excess Stock

On April 3, 2017, we conducted a partial repurchase of excess capital stock under the Excess Stock Management Program. This excess stock repurchase transaction was initiated in response to the decline in advances that we experienced during the quarter ending June 30, 2017.

On May 1, 2017, we provided a notice to our shareholders that we would replace our existing system of making periodic repurchases of excess capital stock when aggregate excess stock balances exceeded $200 million. We announced that on June 1, 2017, we would begin daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 25 percent of the shareholder's total stock investment requirement, subject to a minimum repurchase of $100,000. On July 27, 2017, we announced that effective on August 11, 2017, we would change the calculation that determines whether a shareholder’s excess stock balances will be subject to a daily repurchase of excess stock. We announced that beginning on August 11, 2017, we would repurchase excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000.

Excess stock repurchases for the six months ended June 30, 2017 amounted to $517.8 million.

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

As of June 30, 2017, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 —Notes to the Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Recent significant regulatory actions and developments are summarized below.

FHLBank Capital Requirements. On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements of the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The proposed rule would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a nationally recognized statistical rating organization, and instead require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.

The Bank is continuing to evaluate the proposed rule but does not expect this rule, if adopted in final form, to materially affect our financial condition or results of operations. Comments on the proposed rule are due by September 1, 2017.

Minority and Women Inclusion. On July 25, 2017, the FHFA published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities and the businesses they own (MWDOB) in all FHLBank business and activities, including management, employment, and contracting. The final rule will:

•
require the FHLBanks to develop stand-alone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	require the FHLBanks to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•
require the FHLBanks to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through financial transactions; identification of ways in which FHLBanks might be able to improve MWDOB business with the FHLBanks by enhancing customer access to MWDOB businesses, including through their affordable housing and community investment programs; and strategies for promoting the diversity of supervisors and managers; and

•	require the FHLBanks to classify and provide additional data in their annual reports about the number and amounts paid under their contracts.

The Bank does not expect this final rule to materially affect its financial condition or results of operations, but anticipates that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required of the Bank.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at June 30, 2017, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.3 billion, compared with $13.5 billion at December 31, 2016);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at June 30, 2017, fixed-rate callable debt not hedged by interest-rate swaps amounted to $797.0 million compared with $667.0 million at December 31, 2016);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $6.7 billion, or 23.5 percent of our total outstanding CO bonds at June 30, 2017, compared with $7.6 billion, or 28.1 percent of total outstanding CO bonds, at December 31, 2016);

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

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at June 30, 2017, and December 31, 2016.

Interest/Market-Rate Risk Metric	June 30, 2017	December 31, 2016	Target, Limit or Management Action Trigger
MVE	$3.7 billion	$3.6 billion	None
MVE/BVE	100%	98%	None
MVE/Par Stock	151%	148%	Maintain above 102% (management action trigger) and 100% or higher (limit)
Economic Capital Ratio	6.0%	5.8%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$152.2 million	$118.8 million	Maintain below $225.0 million (management action trigger) and $275.0 million (limit)
Duration of Equity	+0.68 years	+1.67 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(5.1)%	(6.3)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+0.49 months	+1.17 months	None
MPF Portfolio VaR	$78.1 million	$76.9 million	Maintain below 25% of the VaR limit ($275 million) (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 172 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 207 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

MPF Portfolio Management Action Trigger of 25 Percent of Our VaR Limit. We have established a management action trigger for VaR exposure from our investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of our overall VaR limit. While we seek to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and our funding curves. This management action trigger was $68.8 million at June 30, 2017 and December 31, 2016, based on our overall VaR limit of $275.0 million. Our actual MPF portfolio VaR exposure at June 30, 2017, was $78.1 million, compared with $76.9 million as of December 31, 2016.

We exceeded the MPF Portfolio VaR management action trigger at both December 31, 2016 and June 30, 2017. This was largely the result of the recent increase in interest rates and projected extension of the MPF portfolio beyond that experienced by the CO debt used to fund this portfolio. Management reviewed the risk exposure in the MPF portfolio and the risk exposure of the entire balance sheet as required by the trigger. The risk of the overall balance sheet as measured by VaR remained well below both its management action trigger and limit, and management decided that no reduction to the MPF risk profile was required. Should we continue to exceed our MPF VaR management action trigger, and should our VaR increase closer to its trigger and limit, we expect that management could reduce our risk exposure by making changes to the balance sheet including but not limited to altering the debt profile, which could have an adverse impact on income.

Value at Risk. The table below presents the historical simulation VaR estimate as of June 30, 2017, and December 31, 2016, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	June 30, 2017		December 31, 2016
Confidence Level	% of MVE (2)	$ million	% of MVE (2)	$ million
50%	0.10%	$3.9	(0.01)%	$(0.4)
75%	0.39	14.5	0.51	18.5
95%	2.13	78.6	1.87	67.4
99%	4.12	152.2	3.29	118.8
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

	June 30, 2017
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,461	$3,536	$3,648	$3,694	$3,619	$3,504	$3,373
Percent change in MVE from base	(6.3)%	(4.3)%	(1.2)%	—%	(2.0)%	(5.1)%	(8.7)%
MVE/BVE	93.8%	95.8%	98.8%	100.1%	98.0%	94.9%	91.4%
MVE/Par Stock	141%	145%	149%	151%	148%	143%	138%
Duration of Equity	-1.00 years	-2.64 years	-2.60 years	+0.68 years	+2.81 years	+3.51 years	+4.03 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.0%	2.2%	2.7%	2.8%	2.5%	2.1%	1.7%
Net income percent change from base	(53.1)%	(50.0)%	(25.9)%	—%	16.7%	31.7%	45.7%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for June 30, 2017 is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; and d) changes in fair values from trading securities and hedging activities.

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

(2)
The income simulation metric for December 31, 2016 is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; and d) changes in fair values from trading securities and hedging activities.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 10, 2017	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
August 10, 2017	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer