Form 10-Q
period 2017-09-30
Federal Home Loan Bank of Boston
filed 2017-11-08
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of October 31, 2017
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	22,785,171

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$31,774	$520,031
Interest-bearing deposits	225,012	278
Securities purchased under agreements to resell	2,999,000	5,999,000
Federal funds sold	6,250,000	2,700,000
Investment securities:
Trading securities	509,463	612,622
Available-for-sale securities - includes $1,630 and $7,968 pledged as collateral at September 30, 2017, and December 31, 2016, respectively that may be repledged	7,559,111	6,588,664
Held-to-maturity securities - includes $7,021 and $23,618 pledged as collateral at September 30, 2017, and December 31, 2016, respectively that may be repledged (a)	1,798,011	2,130,767
Total investment securities	9,866,585	9,332,053
Advances	37,467,404	39,099,339
Mortgage loans held for portfolio, net of allowance for credit losses of $500 and $650 at September 30, 2017, and December 31, 2016, respectively	3,942,776	3,693,894
Accrued interest receivable	84,886	84,653
Premises, software, and equipment, net	5,999	5,211
Derivative assets, net	48,163	61,598
Other assets	53,856	49,529
Total Assets	$60,975,455	$61,545,586
LIABILITIES
Deposits
Interest-bearing	$465,776	$444,897
Non-interest-bearing	26,855	37,266
Total deposits	492,631	482,163
Consolidated obligations (COs):
Bonds	28,492,595	27,171,434
Discount notes	28,047,762	30,053,964
Total consolidated obligations	56,540,357	57,225,398
Mandatorily redeemable capital stock	36,042	32,687
Accrued interest payable	100,148	80,822
Affordable Housing Program (AHP) payable	77,329	81,627
Derivative liabilities, net	309,675	357,876
Other liabilities	191,657	40,235
Total liabilities	57,747,839	58,300,808
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 22,726 shares and 24,113 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	2,272,648	2,411,306
Retained earnings:
Unrestricted	1,011,532	987,711
Restricted	253,750	229,275
Total retained earnings	1,265,282	1,216,986
Accumulated other comprehensive loss	(310,314)	(383,514)
Total capital	3,227,616	3,244,778
Total Liabilities and Capital	$60,975,455	$61,545,586
_______________________________________
(a)   Fair values of held-to-maturity securities were $2,076,570 and $2,372,290 at September 30, 2017, and December 31, 2016, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Advances	$136,260	$84,830	$370,579	$244,060
Prepayment fees on advances, net	202	(35)	496	2,897
Securities purchased under agreements to resell	8,074	2,697	18,822	8,603
Federal funds sold	16,622	5,200	39,614	15,992
Investment securities:
Trading securities	2,767	2,182	8,077	6,623
Available-for-sale securities	30,625	28,452	78,161	76,767
Held-to-maturity securities	19,754	21,423	60,129	65,811
Prepayment fees on investments	42	85	123	416
Total investment securities	53,188	52,142	146,490	149,617
Mortgage loans held for portfolio	31,656	29,874	92,592	90,856
Other	822	171	1,549	414
Total interest income	246,824	174,879	670,142	512,439
INTEREST EXPENSE
Consolidated obligations:
Bonds	109,052	86,574	311,395	267,214
Discount notes	65,120	23,011	157,767	68,287
Total consolidated obligations	174,172	109,585	469,162	335,501
Deposits	1,144	180	2,434	441
Mandatorily redeemable capital stock	399	334	1,105	1,032
Other borrowings	—	1	8	3
Total interest expense	175,715	110,100	472,709	336,977
NET INTEREST INCOME	71,109	64,779	197,433	175,462
Provision (reduction of provision) for credit losses	28	(94)	(148)	(194)
NET INTEREST INCOME AFTER PROVISION (REDUCTION OF PROVISION) FOR CREDIT LOSSES	71,081	64,873	197,581	175,656
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(12)	(568)	(102)	(1,653)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(420)	197	(1,316)	(1,068)
Net other-than-temporary impairment losses on investment securities, credit portion	(432)	(371)	(1,418)	(2,721)
Litigation settlements	—	—	—	19,584
Loss on early extinguishment of debt	—	(184)	—	(1,484)
Service fees	2,228	1,948	6,362	5,850
Net unrealized losses on trading securities	(1,591)	(2,849)	(3,857)	(892)
Net losses on derivatives and hedging activities	(6)	(1,922)	(388)	(11,120)
Other	397	(65)	358	(203)
Total other income (loss)	596	(3,443)	1,057	9,014
OTHER EXPENSE
Compensation and benefits	11,463	10,396	32,120	30,746
Other operating expenses	5,749	5,792	17,704	16,939
Federal Housing Finance Agency (the FHFA)	934	819	2,870	2,640
Office of Finance	734	732	2,321	2,274
Other	2,092	3,034	7,528	5,796
Total other expense	20,972	20,773	62,543	58,395
INCOME BEFORE ASSESSMENTS	50,705	40,657	136,095	126,275
AHP	5,110	4,099	13,720	12,731
NET INCOME	$45,595	$36,558	$122,375	$113,544

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$45,595	$36,558	$122,375	$113,544
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(61)	(17,325)	42,439	62,446
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Net amount of impairment losses reclassified to (from) non-interest income	420	(196)	1,316	1,068
Accretion of noncredit portion	8,178	8,586	24,593	26,938
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	8,598	8,390	25,909	28,006
Net unrealized (losses) gains relating to hedging activities
Unrealized (losses) gains	(856)	1,082	(5,937)	(25,688)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	2,161	5,341	9,875	19,445
Total net unrealized gains (losses) relating to hedging activities	1,305	6,423	3,938	(6,243)
Pension and postretirement benefits	305	210	914	(2,256)
Total other comprehensive income (loss)	10,147	(2,302)	73,200	81,953
Comprehensive income	$55,742	$34,256	$195,575	$195,497

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2015	23,367	$2,336,662	$934,214	$194,634	$1,128,848	$(442,597)	$3,022,913
Comprehensive income			90,835	22,709	113,544	81,953	195,497
Proceeds from sale of capital stock	3,143	314,274					314,274
Repurchase of capital stock	(3,176)	(317,634)					(317,634)
Shares reclassified to mandatorily redeemable capital stock	(1)	(40)					(40)
Cash dividends on capital stock			(62,251)		(62,251)		(62,251)
BALANCE, SEPTEMBER 30, 2016	23,333	$2,333,262	$962,798	$217,343	$1,180,141	$(360,644)	$3,152,759

BALANCE, DECEMBER 31, 2016	24,113	$2,411,306	$987,711	$229,275	$1,216,986	$(383,514)	$3,244,778
Comprehensive income			97,900	24,475	122,375	73,200	195,575
Proceeds from sale of capital stock	7,314	731,366					731,366
Repurchase of capital stock	(8,614)	(861,354)					(861,354)
Shares reclassified to mandatorily redeemable capital stock	(87)	(8,670)					(8,670)
Cash dividends on capital stock			(74,079)		(74,079)		(74,079)
BALANCE, SEPTEMBER 30, 2017	22,726	$2,272,648	$1,011,532	$253,750	$1,265,282	$(310,314)	$3,227,616

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$122,375	$113,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(5,690)	(23,463)
Reduction of provision for credit losses	(148)	(194)
Change in net fair-value adjustments on derivatives and hedging activities	(10,293)	17,856
Net other-than-temporary impairment losses on investment securities, credit portion	1,418	2,721
Loss on early extinguishment of debt	—	1,484
Other adjustments	3,741	3,207
Net change in:
Market value of trading securities	3,857	892
Accrued interest receivable	(238)	7,390
Other assets	(1,522)	(304)
Accrued interest payable	19,326	11,849
Other liabilities	(1,343)	(11,614)
Total adjustments	9,108	9,824
Net cash provided by operating activities	131,483	123,368

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(195,156)	(111,135)
Securities purchased under agreements to resell	3,000,000	2,951,000
Federal funds sold	(3,550,000)	(3,380,000)
Premises, software, and equipment	(1,901)	(1,638)
Trading securities:
Proceeds	717,022	9,471
Purchases	(618,051)	(399,155)
Available-for-sale securities:
Proceeds from long-term	902,513	901,082
Purchases of long-term	(1,710,033)	(1,608,830)
Held-to-maturity securities:
Proceeds from long-term	376,797	425,936
Advances to members:
Proceeds	361,435,261	255,534,514
Disbursements	(359,828,724)	(256,626,490)
Mortgage loans held for portfolio:
Proceeds	352,393	408,128
Purchases	(608,887)	(550,511)
Proceeds from sale of foreclosed assets	3,239	4,368
Net cash provided by (used in) investing activities	274,473	(2,443,260)

FINANCING ACTIVITIES
Net change in deposits	10,348	127,432
Net payments on derivatives with a financing element	(4,100)	(10,493)
Net proceeds from issuance of consolidated obligations:

Discount notes	125,580,345	114,582,795
Bonds	7,821,400	15,435,348
Payments for maturing and retiring consolidated obligations:
Discount notes	(127,600,947)	(114,339,603)
Bonds	(6,491,880)	(13,483,496)
Proceeds from issuance of capital stock	731,366	314,274
Payments for redemption of mandatorily redeemable capital stock	(5,315)	(8,217)
Payments for repurchase of capital stock	(861,354)	(317,634)
Cash dividends paid	(74,076)	(62,251)
Net cash (used in) provided by financing activities	(894,213)	2,238,155
Net decrease in cash and due from banks	(488,257)	(81,737)
Cash and due from banks at beginning of the period	520,031	254,218
Cash and due from banks at end of the period	$31,774	$172,481
Supplemental disclosures:
Interest paid	$471,076	$363,979
AHP payments	$16,217	$12,739
Noncash transfers of mortgage loans held for portfolio to other assets	$1,588	$2,657

The accompanying notes are an integral part of these financial statements.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
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

Note 2 — Summary of Significant Accounting Policies

As of September 30, 2017, we have not made any significant changes to the summary of significant accounting policies described in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2016 Annual Report other than described below.

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

Note 3 — Recently Issued and Adopted Accounting Guidance

Targeted Improvements to Accounting for Hedging Activities, On August 28, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

•	Measurement of the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.

•	Measurement of the hedged item in a partial-term fair value hedge of interest-rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged.

•
Consideration only of how changes in the benchmark interest rate affect a decision to settle a prepayable instrument before its scheduled maturity in calculating the change in the fair value of the hedged item attributable to interest-rate risk.

•
For a cash flow hedge of interest-rate risk of a variable-rate financial instrument, an entity could designate as the hedged risk the variability in cash flows attributable to the contractually specified interest-rate.

•
For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, an entity can designate an amount that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows (the “last-of-layer” method) into a hedging relationship.

•	An entity can perform subsequent assessments of hedge effectiveness qualitatively in instances where initial quantitative testing is required.

•
For financial instruments eligible to be designated as a hedged item under the last-of-layer method, a one-time reclassification of prepayable financial instruments from held-to-maturity to available-for-sale at the date of adoption is permitted.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

This guidance becomes effective for us for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. For all cash flow hedges existing on the date of adoption, this guidance should be applied through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance is required only prospectively. We do not intend to adopt this guidance early. We are in the process of evaluating this guidance, and its anticipated effect on our financial condition, results of operations, and cash flows has not yet been determined.

Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the FASB issued amended guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This guidance is effective for us for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. We do not intend to adopt this guidance early. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We currently do not have a significant amount of assets that are in scope to be evaluated under the updated guidance. As such, adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employers disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance is effective for us for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The changes outlined in the guidance will primarily impact the presentation of the income statement, but will not impact net income. As such, adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows.

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

This guidance becomes effective for us for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, are required to be applied by means of a cumulative-effect adjustment on the statement of condition as of the beginning of the period of adoption. We do not invest in equity securities and we have not previously elected the fair value option for our own debt securities. Accordingly, adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows, though it is expected to result in certain immaterial revisions to our disclosures.

Note 4 — Trading Securities

Major Security Types. Our trading securities as of September 30, 2017, and December 31, 2016, were (dollars in thousands):

	September 30, 2017	December 31, 2016
U.S. Treasury obligations	$309,498	$399,521

Mortgage backed securities (MBS)
U.S. government-guaranteed – single-family	7,207	8,494
Government-sponsored enterprise (GSE)s – single-family	440	768
GSEs – multifamily	192,318	203,839
	199,965	213,101
Total	$509,463	$612,622

Net unrealized losses on trading securities for the nine months ended September 30, 2017, and 2016, amounted to $3.9 million and $892,000 for securities held on September 30, 2017, and 2016, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of September 30, 2017, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$20,470	$—	$(1,927)	$18,543
Supranational institutions	445,886	—	(24,394)	421,492
U.S. government-owned corporations	317,205	—	(30,812)	286,393
GSEs	130,269	—	(10,236)	120,033
	913,830	—	(67,369)	846,461
MBS
U.S. government guaranteed – single-family	104,886	66	(2,253)	102,699
U.S. government guaranteed – multifamily	470,866	—	(2,896)	467,970
GSEs – single-family	4,551,950	5,441	(29,370)	4,528,021
GSEs – multifamily	1,611,949	2,945	(934)	1,613,960
	6,739,651	8,452	(35,453)	6,712,650
Total	$7,653,481	$8,452	$(102,822)	$7,559,111
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

The following table summarizes our available-for-sale securities with unrealized losses as of September 30, 2017, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$18,543	$(1,927)	$—	$—	$18,543	$(1,927)
Supranational institutions	—	—	421,492	(24,394)	421,492	(24,394)
U.S. government-owned corporations	—	—	286,393	(30,812)	286,393	(30,812)
GSEs	—	—	120,033	(10,236)	120,033	(10,236)
	18,543	(1,927)	827,918	(65,442)	846,461	(67,369)

MBS
U.S. government guaranteed – single-family	75,908	(2,253)	—	—	75,908	(2,253)
U.S. government guaranteed – multifamily	293,802	(1,418)	174,168	(1,478)	467,970	(2,896)
GSEs – single-family	2,437,249	(16,871)	779,735	(12,499)	3,216,984	(29,370)
GSEs – multifamily	962,206	(934)	—	—	962,206	(934)
	3,769,165	(21,476)	953,903	(13,977)	4,723,068	(35,453)
Total temporarily impaired	$3,787,708	$(23,403)	$1,781,821	$(79,419)	$5,569,529	$(102,822)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at September 30, 2017, and December 31, 2016, were (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	September 30, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	16,950	15,523	9,350	8,146
Due after five years through 10 years	449,405	424,512	171,589	161,746
Due after 10 years	447,475	406,426	728,818	650,299
	913,830	846,461	909,757	820,191
MBS (1)	6,739,651	6,712,650	5,815,716	5,768,473
Total	$7,653,481	$7,559,111	$6,725,473	$6,588,664
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 6 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of September 30, 2017, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$1,391	$—	$1,391	$28	$—	$1,419
HFA securities	157,479	—	157,479	23	(17,525)	139,977
	158,870	—	158,870	51	(17,525)	141,396
MBS
U.S. government guaranteed – single-family	10,705	—	10,705	233	—	10,938
U.S. government guaranteed – multifamily	373	—	373	—	—	373
GSEs – single-family	619,442	—	619,442	12,841	(147)	632,136
GSEs – multifamily	294,039	—	294,039	8,839	—	302,878
Private-label – residential	871,152	(166,346)	704,806	278,651	(4,195)	979,262
Asset-backed securities (ABS) backed by home equity loans	9,899	(123)	9,776	280	(469)	9,587
	1,805,610	(166,469)	1,639,141	300,844	(4,811)	1,935,174
Total	$1,964,480	$(166,469)	$1,798,011	$300,895	$(22,336)	$2,076,570

Our held-to-maturity securities as of December 31, 2016, were (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$2,159	$—	$2,159	$56	$—	$2,215
HFA securities	162,568	—	162,568	11	(19,291)	143,288
	164,727	—	164,727	67	(19,291)	145,503
MBS
U.S. government guaranteed – single-family	12,719	—	12,719	246	—	12,965
U.S. government guaranteed – multifamily	1,532	—	1,532	—	—	1,532
GSEs – single-family	812,836	—	812,836	16,881	(519)	829,198
GSEs – multifamily	318,667	—	318,667	11,692	—	330,359
Private-label – residential	999,149	(191,804)	807,345	240,818	(8,373)	1,039,790
ABS backed by home equity loans	13,515	(574)	12,941	602	(600)	12,943
	2,158,418	(192,378)	1,966,040	270,239	(9,492)	2,226,787
Total	$2,323,145	$(192,378)	$2,130,767	$270,306	$(28,783)	$2,372,290

The following table summarizes our held-to-maturity securities with unrealized losses as of September 30, 2017, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$126,190	$(17,525)	$126,190	$(17,525)

MBS
GSEs – single-family	17,966	(12)	18,635	(135)	36,601	(147)
Private-label – residential	—	—	190,124	(7,644)	190,124	(7,644)
ABS backed by home equity loans	—	—	8,480	(471)	8,480	(471)
	17,966	(12)	217,239	(8,250)	235,205	(8,262)
Total	$17,966	$(12)	$343,429	$(25,775)	$361,395	$(25,787)

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

Redemption Terms. The amortized cost, carrying value, and fair value of our held-to-maturity securities by contractual maturity at September 30, 2017, and December 31, 2016, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	September 30, 2017			December 31, 2016
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$109	$109	$111	$—	$—	$—
Due after one year through five years	15,046	15,046	15,095	16,637	16,637	16,663
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	143,715	143,715	126,190	148,090	148,090	128,840
	158,870	158,870	141,396	164,727	164,727	145,503
MBS (2)	1,805,610	1,639,141	1,935,174	2,158,418	1,966,040	2,226,787
Total	$1,964,480	$1,798,011	$2,076,570	$2,323,145	$2,130,767	$2,372,290
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at September 30, 2017. At September 30, 2017, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. For those securities for which a credit loss was recognized during the three months ended September 30, 2017, the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS (dollars in thousands).

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$58,723	8.7%	32.2%	36.5%	11.8%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through September 30, 2017 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	September 30, 2017
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$32,645	$27,934	$21,911	$30,054
Private-label residential MBS – Alt-A	976,435	722,033	561,711	832,077
ABS backed by home equity loans – Subprime	1,230	995	872	1,153
Total other-than-temporarily impaired securities	$1,010,310	$750,962	$584,494	$863,284

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

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$468,706	$516,922	$490,404	$533,888
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	6	—	6
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	432	365	1,418	2,715
Reductions:
Securities matured during the period(2)	—	—	(5,565)	—
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(3)	(8,356)	(9,613)	(25,475)	(28,929)
Balance at end of period	$460,782	$507,680	$460,782	$507,680
_______________________

(1)
For the three months ended September 30, 2017 and 2016, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to July 1, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2017 and 2016, respectively.

(2)	Represents reductions related to securities having reached final maturity during the period and, therefore, are no longer held by us at the end of the period.

(3)	Represents amounts accreted as interest income during the current period.

Note 8 — Advances

General Terms. At both September 30, 2017, and December 31, 2016, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent as summarized below (dollars in thousands).

	September 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$7,177	1.46%	$3,780	0.92%
Due in one year or less	19,459,542	1.40	18,783,802	1.05
Due after one year through two years	9,114,490	1.47	10,966,780	1.15
Due after two years through three years	3,213,137	1.76	2,508,459	1.67
Due after three years through four years	1,564,384	1.81	2,177,432	1.64
Due after four years through five years	2,264,058	1.77	2,041,269	1.80
Thereafter	1,885,862	2.16	2,633,333	1.70
Total par value	37,508,650	1.52%	39,114,855	1.23%
Premiums	19,382		22,633
Discounts	(30,511)		(25,847)
Fair value of bifurcated derivatives (1)	812		(153)
Hedging adjustments	(30,929)		(12,149)
Total	$37,467,404		$39,099,339

_________________________

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

(1)	At September 30, 2017, and December 31, 2016, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

At September 30, 2017, and December 31, 2016, we had callable advances and floating-rate advances that may be prepaid on a floating-rate reset date without prepayment or termination fees outstanding totaling $6.0 billion and $7.9 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date (1), Par Value	September 30, 2017	December 31, 2016
Overdrawn demand-deposit accounts	$7,177	$3,780
Due in one year or less	25,208,717	26,447,977
Due after one year through two years	3,766,490	3,693,780
Due after two years through three years	3,037,937	2,508,459
Due after three years through four years	1,554,384	2,002,232
Due after four years through five years	2,102,058	1,891,269
Thereafter	1,831,887	2,567,358
Total par value	$37,508,650	$39,114,855
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

At September 30, 2017, and December 31, 2016, we had putable advances outstanding totaling $2.2 billion and $3.4 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date, Par Value	September 30, 2017	December 31, 2016
Overdrawn demand-deposit accounts	$7,177	$3,780
Due in one year or less	20,854,942	20,788,552
Due after one year through two years	9,514,740	10,946,530
Due after two years through three years	3,124,637	2,455,709
Due after three years through four years	1,407,484	1,974,932
Due after four years through five years	1,602,058	1,736,769
Thereafter	997,612	1,208,583
Total par value	$37,508,650	$39,114,855

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	September 30, 2017	December 31, 2016
Fixed-rate	$30,721,798	$30,526,192
Variable-rate	6,786,852	8,588,663
Total par value	$37,508,650	$39,114,855

Credit-Risk Exposure and Security Terms. At September 30, 2017, and December 31, 2016, we had $12.1 billion and $16.2 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five borrowers and six borrowers, respectively, as of September 30, 2017, and December 31, 2016, representing 32.3

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

The following table presents certain characteristics of these investments (dollars in thousands):

	September 30, 2017	December 31, 2016
Real estate
Fixed-rate 15-year single-family mortgages	$489,503	$528,486
Fixed-rate 20- and 30-year single-family mortgages	3,382,217	3,098,476
Premiums	70,092	67,523
Discounts	(1,555)	(1,696)
Deferred derivative gains, net	3,019	1,755
Total mortgage loans held for portfolio	3,943,276	3,694,544
Less: allowance for credit losses	(500)	(650)
Total mortgage loans, net of allowance for credit losses	$3,942,776	$3,693,894

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	September 30, 2017	December 31, 2016
Conventional mortgage loans	$3,500,469	$3,235,835
Government mortgage loans	371,251	391,127
Total par value	$3,871,720	$3,626,962

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

At September 30, 2017, and December 31, 2016, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the nine months ended September 30, 2017 and 2016.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at September 30, 2017, and December 31, 2016. At September 30, 2017, and December 31, 2016, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2016 Annual Report.

Government Mortgage Loans Held for Portfolio

Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2017, and December 31, 2016. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2016 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2016 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$24,577	$12,131	$36,708
Past due 60-89 days delinquent	5,741	3,190	8,931
Past due 90 days or more delinquent	15,492	5,121	20,613
Total past due	45,810	20,442	66,252
Total current loans	3,535,765	360,928	3,896,693
Total mortgage loans	$3,581,575	$381,370	$3,962,945
Other delinquency statistics
In process of foreclosure, included above (1)	$7,201	$1,888	$9,089
Serious delinquency rate (2)	0.45%	1.34%	0.54%
Past due 90 days or more still accruing interest	$—	$5,121	$5,121
Loans on nonaccrual status (3)	$16,020	$—	$16,020
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans. The following tables present the recorded investment, par value and any related allowance for impaired loans individually assessed for impairment at September 30, 2017, and December 31, 2016, and the average recorded investment and interest income recognized on these loans during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands).

	As of September 30, 2017		As of December 31, 2016
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$18,786	$18,751	$22,945	$22,905

	For the Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$18,645	$91	$23,492	$116

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$19,614	$314	$24,728	$298

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

Previously, conventional mortgage loans were required to be credit enhanced so that the risk of loss was limited to the losses equivalent to an investment in a double-A rated MBS at the time of purchase. The FHFA final rule on acquired member assets (AMA) went into effect on January 18, 2017, allowing each FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. Upon effectiveness of the final AMA rule, we determined that assets delivered to us must be credit enhanced at our determined “AMA investment grade” of a double-A rated MBS. In March 2017, we determined that assets delivered to us must be credit enhanced at our revised determination of “AMA investment grade” of a single-A-minus rated MBS. This revision had no impact on the September 30, 2017, allowance for credit losses. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit enhancement amount at the time of purchase. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of each participating financial institution, which may be calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a single-A-minus rated MBS and our initial first-loss account exposure.

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2017 and 2016, as well as the recorded investment in mortgage loans by impairment methodology at September 30, 2017 and 2016 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Allowance for credit losses
Balance, beginning of period	$500	$900	$650	$1,025
Charge-offs, net of recoveries	(28)	(6)	(2)	(31)
Provision (reduction of provision) for credit losses	28	(94)	(148)	(194)
Balance, end of period	$500	$800	$500	$800
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$500	$800	$500	$800
Recorded investment, end of period (1)
Individually evaluated for impairment	$18,786	$22,950	$18,786	$22,950
Collectively evaluated for impairment	$3,562,789	$3,296,946	$3,562,789	$3,296,946
_________________________

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Note 11 — Derivatives and Hedging Activities

The following table presents the notional amount and fair value of derivatives (excluding fair value adjustments related to variation margin for daily settled contracts) and total derivatives assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts as of September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$14,385,569	$41,366	$(341,616)	$18,215,809	$52,715	$(413,026)
Forward-start interest-rate swaps	527,800	—	(41,974)	527,800	—	(36,250)
Total derivatives designated as hedging instruments	14,913,369	41,366	(383,590)	18,743,609	52,715	(449,276)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,206,400	1,699	(7,191)	1,199,000	2,293	(10,840)
CO bond firm commitments	50,000	56	—	—	—	—
Mortgage-delivery commitments (1)	62,221	76	(110)	22,524	70	(171)
Total derivatives not designated as hedging instruments	1,318,621	1,831	(7,301)	1,221,524	2,363	(11,011)
Total notional amount of derivatives	$16,231,990			$19,965,133
Total derivatives before netting and collateral adjustments		43,197	(390,891)		55,078	(460,287)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest (2)		4,966	81,216		6,520	102,411
Derivative assets and derivative liabilities		$48,163	$(309,675)		$61,598	$(357,876)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $48.5 million and $109.8 million at September 30, 2017, and December 31, 2016, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $731,000 and $850,000 at September 30, 2017, and December 31, 2016, respectively. Variation margin for daily settled contracts was $38.5 million at September 30, 2017.

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three and nine months ended September 30, 2017 and 2016, were as follows (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives designated as hedging instruments
Interest-rate swaps	$(876)	$(3,278)	$(2,287)	$(8,529)
Forward-start interest-rate swaps	(18)	(22)	213	(558)
Total net losses related to derivatives designated as hedging instruments	(894)	(3,300)	(2,074)	(9,087)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	14	1,186	(208)	(3,531)
Interest-rate caps or floors	—	(59)	—	(59)
CO bond firm commitments	56	—	56	—
Mortgage-delivery commitments	692	251	1,556	1,557
Total net gains (losses) related to derivatives not designated as hedging instruments	762	1,378	1,404	(2,033)

Other(1)	126	—	282	—

Net losses on derivatives and hedging activities	$(6)	$(1,922)	$(388)	$(11,120)

______________

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30, 2017
	Gain on Derivative	Loss on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$9,382	$(8,881)	$501	$(2,878)
Investments	5,007	(4,503)	504	(7,879)
COs – bonds	2,018	(3,899)	(1,881)	242
Total	$16,407	$(17,283)	$(876)	$(10,515)

	For the Three Months Ended September 30, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$71,032	$(70,859)	$173	$(22,547)
Investments	10,255	(9,810)	445	(8,788)
COs – bonds	(16,705)	12,809	(3,896)	6,500
Total	$64,582	$(67,860)	$(3,278)	$(24,835)

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	For the Nine Months Ended September 30, 2017
	Gain on Derivative	Loss on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$19,150	$(18,780)	$370	$(24,566)
Investments	8,412	(7,047)	1,365	(24,319)
COs – bonds	19,813	(23,835)	(4,022)	6,965
Total	$47,375	$(49,662)	$(2,287)	$(41,920)

	For the Nine Months Ended September 30, 2016
	Loss on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(23,045)	$22,029	$(1,016)	$(78,799)
Investments	(66,030)	67,215	1,185	(26,682)
COs – bonds	(5,874)	(2,824)	(8,698)	21,730
Total	$(94,949)	$86,420	$(8,529)	$(83,751)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

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

Derivatives and Hedged Items in Cash Flow Hedging Relationships	(Losses) Gains Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	(Losses) Gains Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Interest-rate swaps - CO bonds
For the Three Months Ended September 30, 2017	$(856)	Interest expense	$(2,158)	$(18)
For the Three Months Ended September 30, 2016	1,082	Interest expense	(5,337)	(22)

For the Nine Months Ended September 30, 2017	(5,937)	Interest expense	(9,865)	213
For the Nine Months Ended September 30, 2016	(25,688)	Interest expense	(19,434)	(558)

For the nine months ended September 30, 2017 and 2016, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2017, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is seven years.

As of September 30, 2017, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $3.4 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a DCO, our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Services (Moody's) or Standard & Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2017, was $328.0 million for which we had delivered collateral with a post-haircut value of $304.5 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. The following table sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver in case of an incremental credit rating downgrades at September 30, 2017.

Post Haircut Value of Incremental Collateral to be Delivered as of September 30, 2017 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$8,662
AA or AA-	A+, A or A-	8,344
A+, A or A-	below A-	24,524
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, CME Inc. and LCH Ltd. Effective January 3, 2017, CME Inc. made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. We continue to characterize our variation margin related to LCH Ltd. contracts as cash collateral. At both DCOs, initial margin is considered cash collateral. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

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

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. The clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC) registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at September 30, 2017.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral, including initial and certain variation margin, received or pledged, and associated accrued interest, on a net basis by counterparty.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The following table presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2017, and December 31, 2016 and the fair value of derivatives that are not subject to such netting (dollars in thousands). Such netting includes any related cash collateral received from or pledged to counterparties and variation margin for daily settled contracts.

	September 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives meeting netting requirements
Gross recognized amount
Uncleared derivatives	$8,964	$(335,850)	$12,594	$(405,310)
Cleared derivatives	34,157	(54,931)	42,414	(54,806)
Total gross recognized amount	43,121	(390,781)	55,008	(460,116)
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	(8,277)	26,285	(12,028)	47,605
Cleared derivatives	13,243	54,931	18,548	54,806
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts	4,966	81,216	6,520	102,411
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	687	(309,565)	566	(357,705)
Cleared derivatives	47,400	—	60,962	—
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	48,087	(309,565)	61,528	(357,705)
Derivatives not meeting netting requirements
Mortgage delivery commitments	76	(110)	70	(171)
Total derivative assets and total derivative liabilities
Uncleared derivatives	687	(309,565)	566	(357,705)
Cleared derivatives	47,400	—	60,962	—
Mortgage delivery commitments	76	(110)	70	(171)
Total derivative assets and total derivative liabilities presented in the statement of condition	48,163	(309,675)	61,598	(357,876)

Non-cash collateral received or pledged not offset (1)
Can be sold or repledged
Uncleared derivatives	—	8,715	—	30,306
Cannot be sold or repledged
Uncleared derivatives	—	283,008	—	290,444
Total non-cash collateral received or pledged, not offset	—	291,723	—	320,750
Net amount
Uncleared derivatives	687	(17,842)	566	(36,955)
Cleared derivatives	47,400	—	60,962	—
Mortgage delivery commitments	76	(110)	70	(171)
Total net amount	$48,163	$(17,952)	$61,598	$(37,126)
_______________________

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

(1)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At September 30, 2017, and December 31, 2016, we had additional net credit exposure of $32,000 and $2.0 million, respectively, due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

Note 12 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. In addition, we offer short-term interest-bearing deposit programs to members. We classify these items as "other" in the following table.

The following table details interest- and noninterest-bearing deposits (dollars in thousands):

	September 30, 2017	December 31, 2016
Interest-bearing
Demand and overnight	$463,622	$440,731
Other	2,154	4,166
Noninterest-bearing
Other	26,855	37,266
Total deposits	$492,631	$482,163

Note 13 — Consolidated Obligations

COs - Bonds. The following table sets forth the outstanding CO bonds for which we were primarily liable at September 30, 2017, and December 31, 2016, by year of contractual maturity (dollars in thousands):

	September 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$12,269,090	1.36%	$8,734,955	1.43%
Due after one year through two years	6,396,080	1.44	7,752,420	1.19
Due after two years through three years	3,077,000	1.89	3,297,120	1.63
Due after three years through four years	1,776,055	1.72	1,637,335	1.87
Due after four years through five years	1,938,535	1.83	2,574,375	1.65
Thereafter	2,995,650	2.75	3,135,745	2.70
Total par value	28,452,410	1.62%	27,131,950	1.58%
Premiums	94,425		118,145
Discounts	(14,320)		(14,906)
Hedging adjustments	(39,920)		(63,755)
	$28,492,595		$27,171,434
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at September 30, 2017, and December 31, 2016, included (dollars in thousands):

	September 30, 2017	December 31, 2016
Par value of CO bonds
Noncallable and nonputable	$24,469,410	$22,388,950
Callable	3,983,000	4,743,000
Total par value	$28,452,410	$27,131,950

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the CO bonds for which we were primarily liable at September 30, 2017, and December 31, 2016, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2017	December 31, 2016
Due in one year or less	$15,274,090	$12,858,955
Due after one year through two years	6,376,080	7,013,420
Due after two years through three years	2,956,000	2,904,120
Due after three years through four years	1,039,055	1,289,335
Due after four years through five years	1,128,535	1,242,375
Thereafter	1,678,650	1,823,745
Total par value	$28,452,410	$27,131,950

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Par value of CO bonds
Fixed-rate	$20,483,410	$20,289,950
Simple variable-rate	6,492,000	5,300,000
Step-up	1,477,000	1,542,000
Total par value	$28,452,410	$27,131,950

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2017	$28,047,762	$28,074,966	1.03%
December 31, 2016	$30,053,964	$30,070,103	0.47%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 14 — Affordable Housing Program

The following table presents a roll-forward of the AHP liability for the nine months ended September 30, 2017, and year ended December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Balance at beginning of period	$81,627	$82,081
AHP expense for the period	13,720	19,397
AHP direct grant disbursements	(16,217)	(18,575)
AHP subsidy for AHP advance disbursements	(1,876)	(1,378)
Return of previously disbursed grants and subsidies	75	102
Balance at end of period	$77,329	$81,627

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

The following tables demonstrate our compliance with our regulatory capital requirements at September 30, 2017, and December 31, 2016 (dollars in thousands):

Risk-Based Capital Requirements	September 30, 2017	December 31, 2016

Permanent capital
Class B capital stock	$2,272,648	$2,411,306
Mandatorily redeemable capital stock	36,042	32,687
Retained earnings	1,265,282	1,216,986
Total permanent capital	$3,573,972	$3,660,979
Risk-based capital requirement
Credit-risk capital	$348,381	$355,182
Market-risk capital	166,807	118,765
Operations-risk capital	154,556	142,184
Total risk-based capital requirement	$669,744	$616,131
Permanent capital in excess of risk-based capital requirement	$2,904,228	$3,044,848

	September 30, 2017		December 31, 2016
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$669,744	$3,573,972	$616,131	$3,660,979
Total regulatory capital	$2,439,018	$3,573,972	$2,461,823	$3,660,979
Total capital-to-asset ratio	4.0%	5.9%	4.0%	5.9%

Leverage Ratio
Leverage capital	$3,048,773	$5,360,958	$3,077,279	$5,491,469
Leverage capital-to-assets ratio	5.0%	8.8%	5.0%	8.9%

Note 16 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2016	$(57,947)	$(210,169)	$(83,903)	$(6,323)	$(358,342)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(17,325)	—	1,082	—	(16,243)
Noncredit other-than-temporary impairment losses	—	(486)	—	—	(486)
Accretion of noncredit loss	—	8,586	—	—	8,586
Net actuarial loss	—	—	—	(15)	(15)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	290	—	—	290
Amortization - hedging activities (2)	—	—	5,341	—	5,341
Amortization - pension and postretirement benefits (3)	—	—	—	225	225
Other comprehensive (loss) income	(17,325)	8,390	6,423	210	(2,302)
Balance, September 30, 2016	$(75,272)	$(201,779)	$(77,480)	$(6,113)	$(360,644)

Balance, June 30, 2017	$(94,309)	$(175,068)	$(45,554)	$(5,530)	$(320,461)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(61)	—	(856)	—	(917)
Accretion of noncredit loss	—	8,178	—	—	8,178
Net actuarial gain	—	—	—	112	112
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	420	—	—	420
Amortization - hedging activities (4)	—	—	2,161	—	2,161
Amortization - pension and postretirement benefits (3)	—	—	—	193	193
Other comprehensive (loss) income	(61)	8,598	1,305	305	10,147
Balance, September 30, 2017	$(94,370)	$(166,470)	$(44,249)	$(5,225)	$(310,314)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $5.3 million recorded in CO bond interest expense and $4,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $2.2 million recorded in CO bond interest expense and $4,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$(137,718)	$(229,785)	$(71,237)	$(3,857)	$(442,597)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	62,446	—	(25,688)	—	36,758
Noncredit other-than-temporary impairment losses	—	(1,142)	—	—	(1,142)
Accretion of noncredit loss	—	26,938	—	—	26,938
Net actuarial loss	—	—	—	(2,931)	(2,931)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,210	—	—	2,210
Amortization - hedging activities (2)	—	—	19,445	—	19,445
Amortization - pension and postretirement benefits (3)	—	—	—	675	675
Other comprehensive income (loss)	62,446	28,006	(6,243)	(2,256)	81,953
Balance, September 30, 2016	$(75,272)	$(201,779)	$(77,480)	$(6,113)	$(360,644)

Balance, December 31, 2016	$(136,809)	$(192,379)	$(48,187)	$(6,139)	$(383,514)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	42,439	—	(5,937)	—	36,502
Accretion of noncredit loss	—	24,593	—	—	24,593
Net actuarial gain	—	—	—	336	336
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,316	—	—	1,316
Amortization - hedging activities (4)	—	—	9,875	—	9,875
Amortization - pension and postretirement benefits (3)	—	—	—	578	578
Other comprehensive income	42,439	25,909	3,938	914	73,200
Balance, September 30, 2017	$(94,370)	$(166,470)	$(44,249)	$(5,225)	$(310,314)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)
Amortization of hedging activities includes $19.4 million recorded in CO bond interest expense and $11,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $9.9 million recorded in CO bond interest expense and $11,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Statements and Supplementary Data — Note 18 — Fair Values in the 2016 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine months ended September 30, 2017.

The carrying values, fair values, and fair-value hierarchy of our financial instruments at September 30, 2017, and December 31, 2016, were as follows (dollars in thousands). These fair values do not represent an estimate of our overall market value as a going concern, which would take into account, among other things, our future business opportunities and the net profitability of our assets and liabilities.

	September 30, 2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$31,774	$31,774	$31,774	$—	$—	$—
Interest-bearing deposits	225,012	225,012	225,012	—	—	—
Securities purchased under agreements to resell	2,999,000	2,998,922	—	2,998,922	—	—
Federal funds sold	6,250,000	6,249,958	—	6,249,958	—	—
Trading securities(1)	509,463	509,463	—	509,463	—	—
Available-for-sale securities(1)	7,559,111	7,559,111	—	7,540,568	18,543	—
Held-to-maturity securities	1,798,011	2,076,570	—	947,744	1,128,826	—
Advances	37,467,404	37,615,598	—	37,615,598	—	—
Mortgage loans, net	3,942,776	4,001,298	—	3,976,898	24,400	—
Accrued interest receivable	84,886	84,886	—	84,886	—	—
Derivative assets(1)	48,163	48,163	—	43,197	—	4,966
Other assets (1)	21,760	21,760	9,121	12,639	—	—
Liabilities:
Deposits	(492,631)	(492,621)	—	(492,621)	—	—
COs:
Bonds	(28,492,595)	(28,607,952)	—	(28,607,952)	—	—
Discount notes	(28,047,762)	(28,047,925)	—	(28,047,925)	—	—
Mandatorily redeemable capital stock	(36,042)	(36,042)	(36,042)	—	—	—
Accrued interest payable	(100,148)	(100,148)	—	(100,148)	—	—
Derivative liabilities(1)	(309,675)	(309,675)	—	(390,891)	—	81,216
Other:
Commitments to extend credit for advances	—	(4,385)	—	(4,385)	—	—
Standby letters of credit	(892)	(892)	—	(892)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	December 31, 2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$520,031	$520,031	$520,031	$—	$—	$—
Interest-bearing deposits	278	278	278	—	—	—
Securities purchased under agreements to resell	5,999,000	5,998,799	—	5,998,799	—	—
Federal funds sold	2,700,000	2,699,949	—	2,699,949	—	—
Trading securities(1)	612,622	612,622	—	612,622	—	—
Available-for-sale securities(1)	6,588,664	6,588,664	—	6,580,518	8,146	—
Held-to-maturity securities	2,130,767	2,372,290	—	1,176,269	1,196,021	—
Advances	39,099,339	39,273,044	—	39,273,044	—	—
Mortgage loans, net	3,693,894	3,736,548	—	3,708,123	28,425	—
Accrued interest receivable	84,653	84,653	—	84,653	—	—
Derivative assets(1)	61,598	61,598	—	55,078	—	6,520
Other assets(1)	17,779	17,779	8,394	9,385	—	—
Liabilities:
Deposits	(482,163)	(482,158)	—	(482,158)	—	—
COs:
Bonds	(27,171,434)	(27,298,499)	—	(27,298,499)	—	—
Discount notes	(30,053,964)	(30,054,085)	—	(30,054,085)	—	—
Mandatorily redeemable capital stock	(32,687)	(32,687)	(32,687)	—	—	—
Accrued interest payable	(80,822)	(80,822)	—	(80,822)	—	—
Derivative liabilities(1)	(357,876)	(357,876)	—	(460,287)	—	102,411
Other:
Commitments to extend credit for advances	—	(4,412)	—	(4,412)	—	—
Standby letters of credit	(1,064)	(1,064)	—	(1,064)	—	—

_______________________

(1)	Carried at fair value on a recurring basis.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at September 30, 2017, and December 31, 2016, by fair-value hierarchy level (dollars in thousands):

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

	September 30, 2017
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. Treasury obligations	$—	$309,498	$—	$—	$309,498
U.S. government-guaranteed – single-family MBS	—	7,207	—	—	7,207
GSEs – single-family MBS	—	440	—	—	440
GSEs – multifamily MBS	—	192,318	—	—	192,318
Total trading securities	—	509,463	—	—	509,463
Available-for-sale securities:
State or local HFA securities	—	—	18,543	—	18,543
Supranational institutions	—	421,492	—	—	421,492
U.S. government-owned corporations	—	286,393	—	—	286,393
GSEs	—	120,033	—	—	120,033
U.S. government guaranteed – single-family MBS	—	102,699	—	—	102,699
U.S. government guaranteed – multifamily MBS	—	467,970	—	—	467,970
GSEs – single-family MBS	—	4,528,021	—	—	4,528,021
GSEs – multifamily MBS	—	1,613,960	—	—	1,613,960
Total available-for-sale securities	—	7,540,568	18,543	—	7,559,111
Derivative assets:
Interest-rate-exchange agreements	—	43,121	—	4,966	48,087
Mortgage delivery commitments	—	76	—	—	76
Total derivative assets	—	43,197	—	4,966	48,163
Other assets	9,121	12,639	—	—	21,760
Total assets at fair value	$9,121	$8,105,867	$18,543	$4,966	$8,138,497
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(390,781)	$—	$81,216	$(309,565)
Mortgage delivery commitments	—	(110)	—	—	(110)
Total liabilities at fair value	$—	$(390,891)	$—	$81,216	$(309,675)
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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2017. There were no Level 3 available-for-sale securities during the nine months ended September 30, 2016 (dollars in thousands).

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2017
Balance at beginning of period	$15,414	$8,146
Purchases	3,520	11,120
Unrealized losses included in other comprehensive income	(391)	(723)
Balance at end of period	$18,543	$18,543

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
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

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$2,050	$2,050
Mortgage loans held for portfolio	—	—	4,783	4,783
REO	—	—	397	397

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$7,230	$7,230

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$8,498	$8,498
Mortgage loans held for portfolio	—	—	5,618	5,618
REO	—	—	786	786

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$14,902	$14,902

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2017, and through the filing of this report, we believe there is only a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2017, and December 31, 2016. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $972.2 billion and $932.1 billion at September 30, 2017, and December 31, 2016, respectively. See Note 13 — Consolidated Obligations for additional information.

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Off-Balance-Sheet Commitments. The following table sets forth our off-balance-sheet commitments as of September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$4,820,514	$204,938	$5,025,452	$4,050,447	$179,632	$4,230,079
Commitments for unused lines of credit - advances (2)	1,268,507	—	1,268,507	1,255,140	—	1,255,140
Commitments to make additional advances	71,901	51,136	123,037	44,865	65,972	110,837
Commitments to invest in mortgage loans	62,221	—	62,221	22,524	—	22,524
Unsettled CO bonds, at par	197,000	—	197,000	—	—	—
Unsettled CO discount notes, at par	2,605	—	2,605	—	—	—
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At September 30, 2017, and December 31, 2016, these amounts totaled $3.9 million and $2.7 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $100,000 and $285,000 at September 30, 2017 and December 31, 2016, respectively.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. A standby letter of credit is a financing arrangement pursuant to which we agree for a fee to fund the associated obligation to a third-party beneficiary should the primary obligor fail to fund such obligation. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2026. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $892,000 and $1.1 million at September 30, 2017, and December 31, 2016, respectively.

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

Note 19 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding. The follo

Table of Contents	FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

wing tables present transactions with shareholders whose holdings of capital stock exceed 10 percent or more of total capital stock outstanding at September 30, 2017, and December 31, 2016 (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2017
Citizens Bank, N.A.	$246,748	10.7%	$5,358,737	14.3%	$2,284	5.6%

As of December 31, 2016
Citizens Bank, N.A.	$357,508	14.6%	$7,260,446	18.6%	$2,625	7.3%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three and nine months ended September 30, 2017 and 2016, as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Citizens Bank, N.A.	2017	2016	2017	2016
Interest income on advances	$14,316	$7,837	$46,968	$24,123
Fees on letters of credit	1,002	756	2,448	2,375

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

The following table presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition (dollars in thousands):

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2017	$112,241	4.9%	$2,117,289	5.6%	$2,190	5.3%
As of December 31, 2016	91,374	3.7	1,554,753	4.0	1,631	4.5
Note 20 — Subsequent Events

On October 27, 2017, the board of directors declared a cash dividend at an annualized rate of 4.33 percent based on capital stock balances outstanding during the third quarter of 2017. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $25.2 million and was paid on November 2, 2017.

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

•	the pace of technological change and our ability to develop and support technology and information systems sufficient to manage the risks of our business effectively;

•	the addition of new members;

•	the loss of members due to, among other ways, member withdrawals, mergers and acquisitions;

•	changes in investor demand for COs;

•	changes in the terms or availability of derivatives and other agreements we enter into in support of our business operations;

•	the timing and volume of market activity;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities, including, but not limited to, private-label MBS;

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

EXECUTIVE SUMMARY

For the three months ended September 30, 2017, net income increased to $45.6 million, from $36.6 million for the three months ended September 30, 2016. The increase was primarily due to an increase of $6.2 million in net interest income after provision for credit losses, a $1.9 million reduction in losses on derivatives and hedging activities and a $1.3 million reduction in net unrealized losses on trading securities.

•
Net interest income after provision for credit losses for the three months ended September 30, 2017, was $71.1 million, compared with $64.9 million for the same period in 2016. The $6.2 million increase in net interest income after provision for credit losses was primarily attributable to higher interest rates, a two basis point increase in our net interest spread and an increase of $133.0 million in average earning assets, which increased from $57.9 billion for the three months ended September 30, 2016, to $58.1 billion for the three months ended September 30, 2017.

•	Our return on average equity was 5.64 percent for the three months ended September 30, 2017, compared with 4.55 percent for the three months ended September 30, 2016, an increase of 109 basis points.

•
Our financial condition continued to strengthen with retained earnings of $1.3 billion at September 30, 2017, a surplus of $565.3 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of September 30, 2017.

On October 27, 2017, our board of directors declared a cash dividend that was equivalent to an annual yield of 4.33 percent, the approximate daily average three-month London Interbank Offered Rate (LIBOR) yield for the third quarter of 2017 plus 300 basis points.

Net Interest Margin

For the three months ended September 30, 2017, net interest margin was 0.49 percent, an increase of four basis points from the three months ended September 30, 2016. Net interest margin benefited from improvement in net interest spread and an increase in interest rates.

Core Mission Asset Balances

We continue to deliver on our primary mission, supplying liquidity and funding to our members, with advances balances of $37.5 billion at September 30, 2017, down from $39.1 billion at December 31, 2016. The decrease in advances was primarily in variable-rate indexed advances and fixed-rate putable advances. Mortgage loans held for portfolio increased to $3.9 billion at September 30, 2017, up from $3.7 billion at December 31, 2016. We cannot predict whether these trends will continue.

Accretable yields from investments in private-label MBS

For the three months ended September 30, 2017 and 2016, we recognized $8.4 million and $9.6 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2016 Annual Report.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $881.1 million at September 30, 2017. Other-than-temporary impairment credit losses were $432,000 for the three months ended September 30, 2017.

Repurchases of Excess Stock

On June 1, 2017, we initiated daily repurchases of excess stock. For additional information see below under Liquidity and Capital Resources — Internal Capital Practices and Policies. Excess stock repurchases for the three months ended September 30, 2017 amounted to $343.6 million. At September 30, 2017, shareholders held $106.8 million of excess stock as compared to $78.3 million at December 31, 2016.

Regulatory Developments

The FHFA has issued or proposed regulations as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership. Executive branch efforts at regulatory reform may affect the development or implementation of new regulations affecting us.

ECONOMIC CONDITIONS

Economic Environment

In the third quarter of 2017, the U.S. labor market continued to strengthen, and economic activity continued to expand at a moderate pace. Nonfarm payroll employment decreased by 33,000 in September 2017, due likely to the impact of Hurricanes Harvey and Irma. However, the unemployment rate also decreased to 4.2 percent, the lowest level of the year. The Federal Open Market Committee of the Federal Reserve System (FOMC) stated that the storms are unlikely to materially alter the course of the national economy over the medium term. Household spending has been expanding at a moderate rate, and housing prices continued to increase year over year. Inflation continued to be muted, running slightly below 2 percent during the period reported.

Interest-Rate Environment

On November 1, 2017, the FOMC announced that it would maintain the target range for the federal funds rate at 1 percent to 1.25 percent. The FOMC also initiated a balance sheet normalization program in October, allowing its bond portfolio to gradually decrease over time. Long-term interest rates trended downward for the first two months of the quarter and upward in the final month of the quarter.

The following chart illustrates the interest-rate environment.

	Three Month Average		Nine Month Average		Ending rate
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	December 31, 2016
Federal funds effective rate	1.15%	0.40%	0.94%	0.38%	1.06%	0.55%
3-month LIBOR	1.31%	0.79%	1.20%	0.69%	1.33%	1.00%
3-month U.S. Treasury yield	1.04%	0.28%	0.84%	0.27%	1.04%	0.50%
2-year U.S. Treasury yield	1.36%	0.72%	1.29%	0.77%	1.48%	1.19%
5-year U.S. Treasury yield	1.81%	1.12%	1.85%	1.24%	1.94%	1.93%
10-year U.S. Treasury yield	2.24%	1.56%	2.31%	1.73%	2.33%	2.44%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2016, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Statement of Condition
Total assets	$60,975,455	$60,754,247	$56,568,802	$61,545,586	$60,543,301
Investments(1)	19,340,597	18,142,252	17,215,779	18,031,331	19,264,484
Advances	37,467,404	38,427,616	35,479,424	39,099,339	37,195,148
Mortgage loans held for portfolio, net(2)	3,942,776	3,804,581	3,675,598	3,693,894	3,714,283
Deposits and other borrowings	492,631	469,173	490,268	482,163	610,783
Consolidated obligations:
Bonds	28,492,595	28,518,424	27,978,423	27,171,434	27,345,898
Discount notes	28,047,762	27,865,529	24,179,050	30,053,964	28,725,374
Total consolidated obligations	56,540,357	56,383,953	52,157.473	57,225,398	56,071,272
Mandatorily redeemable capital stock	36,042	37,380	32,677	32,687	33,812
Class B capital stock outstanding-putable(3)	2,272,648	2,408,647	2,458,667	2,411,306	2,333,262
Unrestricted retained earnings	1,011,532	1,000,694	994,011	987,711	962,798
Restricted retained earnings	253,750	244,631	236,755	229,275	217,343
Total retained earnings	1,265,282	1,245,325	1,230,766	1,216,986	1,180,141
Accumulated other comprehensive loss	(310,314)	(320,461)	(343,572)	(383,514)	(360,644)
Total capital	3,227,616	3,333,511	3,345,861	3,244,778	3,152,759
Other Information
Total regulatory capital ratio(4)	5.86%	6.08%	6.58%	5.95%	5.86%
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $500,000, $500,000, $625,000, $650,000, and $800,000, for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, respectively.

(3)
Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions. We also initiated daily repurchases of excess stock from members on June 1, 2017. See below under Liquidity and Capital Resources — Internal Capital Practices and Policies.

(4)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 15 — Capital.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	Results of Operations for the Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Net interest income	$71,109	$63,820	$62,504	$76,287	$64,779
Provision (reduction of provision) for credit losses	28	(125)	(51)	(83)	(94)
Net impairment losses on held-to-maturity securities recognized in earnings	(432)	(568)	(418)	(589)	(371)
Litigation settlements	—	—	—	19,627	—
Other income (loss)	1,028	1,020	427	1,272	(3,072)
Other expense	20,972	20,597	20,974	30,351	20,773
AHP assessments	5,110	4,418	4,192	6,666	4,099
Net income	$45,595	$39,382	$37,398	$59,663	$36,558
Other Information
Dividends declared	$25,637	$24,822	$23,619	$22,818	$21,574
Dividend payout ratio	56.23%	63.03%	63.16%	38.24%	59.01%
Weighted-average dividend rate(1)	4.22	4.08	3.94	3.80	3.65
Return on average equity(2)	5.64	4.74	4.56	7.38	4.55
Return on average assets	0.31	0.26	0.25	0.40	0.25
Net interest margin(3)	0.49	0.43	0.43	0.51	0.45
Average equity to average assets	5.50	5.56	5.55	5.39	5.48
_______________________

(1)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends during the preceding quarter.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and total retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Net Income

Third Quarter of 2017 Compared with Third Quarter of 2016

Net income increased to $45.6 million for the three months ended September 30, 2017, from $36.6 million for the three months ended September 30, 2016. The reasons for the increase are discussed above within — Executive Summary.

Nine Months Ended September 30, 2017, Compared with Nine Months Ended September 30, 2016

Net income increased to $122.4 million for the nine months ended September 30, 2017, from $113.5 million for the nine months ended September 30, 2016, primarily due to an increase of $21.9 million in net interest income after provision for credit losses, and a $10.7 million reduction in losses on derivatives and hedging activities, partially offset by a decrease in litigation settlement income of $19.6 million.

Net Interest Income

Third Quarter of 2017 Compared with Third Quarter of 2016

Net interest income after provision for credit losses for the three months ended September 30, 2017 was $71.1 million, compared with $64.9 million for the same period in 2016. The $6.2 million increase in net interest income after provision for credit losses was primarily attributable to a four basis point increase in net interest margin and a $133.0 million increase in average earning assets, from $57.9 billion for the three months ended September 30, 2016, to $58.1 billion for the three months ended September 30, 2017. The increase in average earning assets was driven by a $212.4 million increase in average mortgage loans and a $106.8 million increase in average investments balances partially offset by an $186.3 million decrease in average advances balances. For additional information see — Executive Summary as well as Rate and Volume Analysis.

Net interest spread was 0.41 percent for the three months ended September 30, 2017, a two basis point increase from the same period in 2016, and net interest margin was 0.49 percent, a four basis point increase from the same period in 2016. The increase in net interest spread reflects a 49 basis point increase in the average yield on earning assets and a 47 basis point increase in the average yield on interest-bearing liabilities. The increase in net interest margin benefited from net interest spread expansion and higher interest rates.

Nine Months Ended September 30, 2017, Compared with Nine Months Ended September 30, 2016

Net interest income after provision for credit losses for the nine months ended September 30, 2017 was $197.6 million, compared with $175.7 million for the same period in 2016. The $21.9 million increase in net interest income after provision for credit losses was primarily attributable to a five basis point increase in net interest margin and a $697.6 million increase in average earning assets, from $58.4 billion for the nine months ended September 30, 2016, to $59.1 billion for the nine months ended September 30, 2017. The increase in average earning assets was driven by a $1.5 billion increase in average advances balances partially offset by a $1.0 billion decrease in average investments balances. For additional information see — Rate and Volume Analysis. Partially offsetting the increase to net interest income after provision for credit losses was a $2.7 million decrease in net prepayment fees from advances and investments from $3.3 million in the nine months ended September 30, 2016, to $619,000 in the nine months ended September 30, 2017.

Net interest spread was 0.38 percent for the nine months ended September 30, 2017, a three basis point increase from the same period in 2016, and net interest margin was 0.45 percent, a five basis point increase from the same period in 2016. The increase in net interest spread reflects a 35 basis point increase in the average yield on earning assets and a 32 basis point increase in the average yield on interest-bearing liabilities. The increase in net interest margin benefited from net interest spread expansion and higher interest rates.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$35,810,374	$136,462	1.51%	$35,996,668	$84,795	0.94%
Securities purchased under agreements to resell	3,028,348	8,074	1.06	3,109,326	2,697	0.35
Federal funds sold	5,645,848	16,622	1.17	5,155,967	5,200	0.40
Investment securities(2)	9,402,709	53,188	2.24	9,781,842	52,142	2.12
Mortgage loans	3,879,748	31,656	3.24	3,667,314	29,874	3.24
Other earning assets	287,032	822	1.14	209,976	171	0.32
Total interest-earning assets	58,054,059	246,824	1.69	57,921,093	174,879	1.20
Other non-interest-earning assets	278,801			346,965
Fair-value adjustments on investment securities	4,384			87,557
Total assets	$58,337,244	$246,824	1.68%	$58,355,615	$174,879	1.19%
Liabilities and capital
Consolidated obligations
Discount notes	$24,962,389	$65,120	1.03%	$25,981,154	$23,011	0.35%
Bonds	28,964,110	109,052	1.49	27,769,228	86,574	1.24
Deposits	501,179	1,144	0.91	502,769	180	0.14
Mandatorily redeemable capital stock	36,601	399	4.32	34,952	334	3.80
Other borrowings	—	—	—	701	1	0.57
Total interest-bearing liabilities	54,464,279	175,715	1.28	54,288,804	110,100	0.81
Other non-interest-bearing liabilities	666,221			868,420
Total capital	3,206,744			3,198,391
Total liabilities and capital	$58,337,244	$175,715	1.20%	$58,355,615	$110,100	0.75%
Net interest income		$71,109			$64,779
Net interest spread			0.41%			0.39%
Net interest margin			0.49%			0.45%
_________________________

(1)	Yields are annualized

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$37,333,691	$371,075	1.33%	$35,785,458	$246,957	0.92%
Securities purchased under agreements to resell	3,024,824	18,822	0.83	3,499,307	8,603	0.33
Federal funds sold	5,618,242	39,614	0.94	5,666,230	15,992	0.38
Investment securities(2)	9,131,332	146,490	2.14	9,641,011	149,617	2.07
Mortgage loans	3,762,675	92,592	3.29	3,611,442	90,856	3.36
Other earning assets	216,100	1,549	0.96	185,846	414	0.30
Total interest-earning assets	59,086,864	670,142	1.52	58,389,294	512,439	1.17
Other non-interest-earning assets	329,834			322,433
Fair-value adjustments on investment securities	(23,843)			29,087
Total assets	$59,392,855	$670,142	1.51%	$58,740,814	$512,439	1.17%
Liabilities and capital
Consolidated obligations
Discount notes	$26,468,987	$157,767	0.80%	$26,747,661	$68,287	0.34%
Bonds	28,454,655	311,395	1.46	27,503,032	267,214	1.30
Deposits	468,524	2,434	0.69	490,595	441	0.12
Mandatorily redeemable capital stock	35,058	1,105	4.21	37,359	1,032	3.69
Other borrowings	1,099	8	0.97	874	3	0.46
Total interest-bearing liabilities	55,428,323	472,709	1.14	54,779,521	336,977	0.82
Other non-interest-bearing liabilities	676,974			830,264
Total capital	3,287,558			3,131,029
Total liabilities and capital	$59,392,855	$472,709	1.06%	$58,740,814	$336,977	0.77%
Net interest income		$197,433			$175,462
Net interest spread			0.38%			0.35%
Net interest margin			0.45%			0.40%
_________________________

(1)	Yields are annualized

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2017 and 2016. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended September 30, 2017 vs. 2016			For the Nine Months Ended September 30, 2017 vs. 2016
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(427)	$52,094	$51,667	$11,106	$113,012	$124,118
Securities purchased under agreements to resell	(71)	5,448	5,377	(1,312)	11,531	10,219
Federal funds sold	547	10,875	11,422	(137)	23,759	23,622
Investment securities	(1,812)	2,858	1,046	(8,073)	4,946	(3,127)
Mortgage loans	2,013	(231)	1,782	3,750	(2,014)	1,736
Other earning assets	84	567	651	78	1,057	1,135
Total interest income	334	71,611	71,945	5,412	152,291	157,703
Interest expense
Consolidated obligations
Discount notes	(922)	43,031	42,109	(719)	90,199	89,480
Bonds	4,072	18,406	22,478	9,497	34,684	44,181
Deposits	(1)	965	964	(21)	2,014	1,993
Mandatorily redeemable capital stock	17	48	65	(66)	139	73
Other borrowings	(1)	—	(1)	1	4	5
Total interest expense	3,165	62,450	65,615	8,692	127,040	135,732
Change in net interest income	$(2,831)	$9,161	$6,330	$(3,280)	$25,251	$21,971

Average Balance of Advances Outstanding

The average balance of total advances increased $1.5 billion, or 4.3 percent, for the nine months ended September 30, 2017, compared with the same period in 2016. However, advances balances declined by $1.6 billion over the nine month period ended September 30, 2017. We cannot predict whether this trend will continue. The following table summarizes average balances of advances outstanding during the nine months ended September 30, 2017 and 2016, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed-rate advances—par value
Long-term	$13,833,016	$13,379,046	$13,535,505	$13,519,952
Short-term	12,297,210	11,348,160	12,037,843	11,304,599
Putable	1,995,574	2,477,805	2,343,896	2,161,985
Overnight	1,188,930	750,195	1,366,174	816,945
Amortizing	925,847	861,330	895,765	864,734
All other fixed-rate advances	40,000	57,457	45,018	78,482
	30,280,577	28,873,993	30,224,201	28,746,697

Variable-rate indexed advances—par value
Simple variable (1)	4,866,698	6,254,069	6,476,560	6,361,059
Putable	645,006	663,391	614,478	477,595
All other variable-rate indexed advances	39,967	38,967	41,954	39,726
	5,551,671	6,956,427	7,132,992	6,878,380
Total average par value	35,832,248	35,830,420	37,357,193	35,625,077
Net (discounts) premiums	(11,293)	3,497	(8,152)	4,468
Market value of bifurcated derivatives	2,224	7,135	889	4,467
Hedging adjustments	(12,805)	155,616	(16,239)	151,446
Total average balance of advances	$35,810,374	$35,996,668	$37,333,691	$35,785,458
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $8.9 billion for the nine months ended September 30, 2017. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $29.4 billion for the nine months ended September 30, 2017, representing 78.8 percent of the total average balance of advances outstanding during the nine months ended September 30, 2017. The average balance of all such advances totaled $28.0 billion for the nine months ended September 30, 2016, representing 78.1 percent of the total average balance of advances outstanding during the nine months ended September 30, 2016.

For the nine months ended September 30, 2017 and 2016, net prepayment fees on advances and investments were $619,000 and $3.3 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $492.2 million, or 5.3 percent, for the nine months ended September 30, 2017, compared with the same period in 2016. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increases of the target range for the federal funds rate in late 2016 and the first half of 2017, average yields on overnight federal funds sold increased from 0.38 percent during the nine months ended September 30, 2016 to 0.94 percent during the nine months ended September 30, 2017, while average yields on securities purchased under agreements to resell increased from 0.33 percent for the nine months ended September 30, 2016 to 0.83 percent for the nine months ended September 30, 2017. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the nine months ended September 30, 2017, average balances of securities purchased under agreements to resell decreased $474.5 million and average balances of federal funds sold decreased $48.0 million in comparison to the nine months ended September 30, 2016.

Average investment-securities balances decreased $509.7 million, or 5.29 percent, for the nine months ended September 30, 2017, compared with the same period in 2016, a decrease consisting primarily of a $854.8 million decrease in MBS and a $342.7 million increase in U.S. Treasury obligations.

Average Balance of COs

Average CO balances increased $672.9 million, or 1.2 percent, for the nine months ended September 30, 2017, compared with the same period in 2016, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $951.6 million in CO bonds and a decrease of $278.7 million in CO discount notes.

The average balance of CO discount notes represented approximately 48.2 percent of total average COs during the nine months ended September 30, 2017, compared with 49.3 percent of total average COs during the nine months ended September 30, 2016. The average balance of CO bonds represented 51.8 percent and 50.7 percent of total average COs outstanding during the nine months ended September 30, 2017 and 2016, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands).

	For the Three Months Ended September 30, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(507)	$—	$(60)	$786	$—	$219
Net interest settlements included in net interest income (2)	(2,878)	(7,879)	—	242	—	(10,515)
Total net interest income	(3,385)	(7,879)	(60)	1,028	—	(10,296)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	501	504	—	(1,881)	—	(876)
Losses on cash-flow hedges	—	—	—	(18)	—	(18)
(Losses) gains on derivatives not receiving hedge accounting	(5)	75	—	—	—	70
Mortgage delivery commitments	—	—	692	—	—	692
Other (3)	—	—	—	—	126	126
Net gains (losses) on derivatives and hedging activities	496	579	692	(1,899)	126	(6)

Subtotal	(2,889)	(7,300)	632	(871)	126	(10,302)

Net losses on trading securities	—	(1,591)	—	—	—	(1,591)
Total net effect of derivatives and hedging activities	$(2,889)	$(8,891)	$632	$(871)	$126	$(11,893)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)
Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount, as further described in Item 1 — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

	For the Three Months Ended September 30, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(679)	$—	$(155)	$(947)	$(1,781)
Net interest settlements included in net interest income (2)	(22,547)	(8,788)	—	6,500	(24,835)
Total net interest income	(23,226)	(8,788)	(155)	5,553	(26,616)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair-value hedges	173	445	—	(3,896)	(3,278)
Losses on cash-flow hedges	—	—	—	(22)	(22)
Gains on derivatives not receiving hedge accounting	20	1,105	—	61	1,186
Mortgage delivery commitments	—	—	251	(59)	192
Net gains (losses) on derivatives and hedging activities	193	1,550	251	(3,916)	(1,922)

Subtotal	(23,033)	(7,238)	96	1,637	(28,538)

Net losses on trading securities	—	(2,849)	—	—	(2,849)
Total net effect of derivatives and hedging activities	$(23,033)	$(10,087)	$96	$1,637	$(31,387)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,676)	$—	$(223)	$1,033	$—	$(866)
Net interest settlements included in net interest income (2)	(24,566)	(24,319)	—	6,965	—	(41,920)
Total net interest income	(26,242)	(24,319)	(223)	7,998	—	(42,786)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	370	1,365	—	(4,022)	—	(2,287)
Gains on cash-flow hedges	—	—	—	213	—	213
(Losses) gains on derivatives not receiving hedge accounting	(16)	(140)	—	4	—	(152)
Mortgage delivery commitments	—	—	1,556	—	—	1,556
Other (3)	—	—	—	—	282	282
Net gains (losses) on derivatives and hedging activities	354	1,225	1,556	(3,805)	282	(388)

Subtotal	(25,888)	(23,094)	1,333	4,193	282	(43,174)

Net losses on trading securities	—	(3,857)	—	—	—	(3,857)
Total net effect of derivatives and hedging activities	$(25,888)	$(26,951)	$1,333	$4,193	$282	$(47,031)

_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

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

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $3.6 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Other Income (Loss)

The following table presents a summary of other income (loss) for the three and nine months ended September 30, 2017 and 2016. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Gains (losses) on derivatives and hedging activities:
Net losses related to fair-value hedge ineffectiveness	$(875)	$(3,276)	$(2,286)	$(8,527)
Net (losses) gains related to cash-flow hedge ineffectiveness	(18)	(22)	213	(558)
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(6)	21	(16)	(86)
Trading securities	1,187	2,542	3,459	950
CO Bonds	—	1	29	11
Mortgage delivery commitments	692	251	1,556	1,557
Net interest-accruals related to derivatives not receiving hedge accounting	(1,112)	(1,439)	(3,625)	(4,467)
Other(1)	126	—	282	—
Net losses on derivatives and hedging activities	(6)	(1,922)	(388)	(11,120)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(432)	(371)	(1,418)	(2,721)
Litigation settlements	—	—	—	19,584
Loss on early extinguishment of debt	—	(184)	—	(1,484)
Service-fee income	2,228	1,948	6,362	5,850
Net unrealized losses on trading securities	(1,591)	(2,849)	(3,857)	(892)
Other	397	(65)	358	(203)
Total other income (loss)	$596	$(3,443)	$1,057	$9,014
______________

(1)
Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount as further described in Item 1 — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

FINANCIAL CONDITION

Advances

At September 30, 2017, the advances portfolio totaled $37.5 billion, a decrease of $1.6 billion compared with $39.1 billion at December 31, 2016.

The following table summarizes advances outstanding by product type at September 30, 2017, and December 31, 2016.

Advances Outstanding by Product Type (dollars in thousands)

	September 30, 2017		December 31, 2016
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$14,024,963	37.4%	$13,051,558	33.4%
Short-term	12,860,167	34.3	12,260,502	31.3
Putable	1,528,750	4.1	2,735,050	7.0
Overnight	1,329,389	3.5	1,577,162	4.0
Amortizing	938,529	2.5	861,920	2.2
All other fixed-rate advances	40,000	0.1	40,000	0.1
	30,721,798	81.9	30,526,192	78.0

Variable-rate advances
Simple variable (1)	6,003,175	16.0	7,895,783	20.2
Putable	707,400	1.9	616,000	1.6
All other variable-rate indexed advances	76,277	0.2	76,880	0.2
	6,786,852	18.1	8,588,663	22.0
Total par value	$37,508,650	100.0%	$39,114,855	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 8 — Advances for disclosures relating to redemption terms of the advances portfolio.

At September 30, 2017, we had advances outstanding to 316, or 71.3 percent, of our 443 members. At December 31, 2016, we had advances outstanding to 315, or 70.5 percent, of our 447 members.

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

We assign each non-insurance company borrower to one of the following three credit status categories based primarily on our assessment of the borrower's overall financial condition and other factors:

•	Category-1: members that are generally in satisfactory financial condition;

•	Category-2: members that show financial weakness or weakening financial trends in key financial indices and/or regulatory findings; and

•	Category-3: members with financial weaknesses that present an elevated level of concern. We also place housing associates and non-member borrowers in Category-3.

We monitor the financial condition of our insurance company members quarterly. We lend to them based on our assessment of their financial condition and their pledge of sufficient amounts of eligible collateral.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, Category-3, and insurance company members, at September 30, 2017, along with their corresponding collateral balances.

Advances Outstanding by Borrower Credit Status Category As of September 30, 2017 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	272	$34,203,696	$86,335,039	252.4%
Category-2	14	475,926	907,830	190.8
Category-3	20	504,151	696,404	138.1
Insurance companies	19	2,324,877	3,106,494	133.6
Total	325	$37,508,650	$91,045,767	242.7%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.
Based on the financial reviews and other conditions of the members, the Bank may adjust the credit status category of a member from time to time. Due to their weaker profile, the Bank requires Category-3 members to deliver collateral to the Bank or its custodian. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of September 30, 2017.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$28,591,280
Collateral specifically listed and identified	56,632,840
Collateral delivered to us	11,561,620

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2016 Annual Report. At September 30, 2017, and December 31, 2016, the amount of pledged nontraditional and subprime loan collateral was 10 percent and nine percent, respectively, of total member discounted collateral.

We have not recorded any allowance for credit losses on advances at September 30, 2017, and December 31, 2016, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

The following table presents the top five advance-borrowing institutions at September 30, 2017, and the interest earned on outstanding advances to such institutions for the three and nine months ended September 30, 2017.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	September 30, 2017
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2017	Advances Interest Income for the Nine Months Ended September 30, 2017
Citizens Bank, N.A.	$5,358,737	14.3%	1.35%	$14,316	$46,968
People's United Bank, N.A.	2,804,872	7.5	1.27	8,240	18,900
Webster Bank, N.A.	1,507,679	4.0	1.49	5,240	17,413
Berkshire Bank	1,354,433	3.6	1.33	4,391	10,543
Massachusetts Mutual Life Insurance Co.	1,100,000	2.9	2.14	6,076	17,975
Total of top five advance-borrowing institutions	$12,125,721	32.3%		$38,263	$111,799
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2017, investment securities and short-term money-market instruments totaled $19.3 billion, an increase of $1.3 billion from December 31, 2016.

Short-term money-market investments increased $774.7 million to $9.5 billion at September 30, 2017, compared with December 31, 2016. The increase was attributable to a $3.6 billion increase in federal funds sold and a $224.7 million increase in interest-bearing deposits offset by a $3.0 billion decrease in securities purchased under agreements to resell.

Investment securities increased $534.5 million to $9.9 billion at September 30, 2017, compared with December 31, 2016. The increase was attributable to a $604.1 million increase in MBS partially offset by a $90.0 million decrease in U.S. Treasury obligations.

Our MBS investment portfolio consists of the following categories of securities as of September 30, 2017, and December 31, 2016. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	September 30, 2017	December 31, 2016
Single-family MBS - U.S. government-guaranteed and GSE	61.6%	67.5%
Multifamily MBS - U.S. government-guaranteed and GSE	30.0	22.2
Private-label residential MBS	8.3	10.1
ABS backed by home-equity loans	0.1	0.2
Total MBS	100.0%	100.0%

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity and currently consisting only of overnight) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. All of these placements currently expire within one day.

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

Credit ratings of our investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of September 30, 2017 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments (2):
Interest-bearing deposits	$—	$262	$224,750	$—	$—	$—
Securities purchased under agreements to resell	—	—	1,000,000	1,999,000	—	—
Federal funds sold	—	1,650,000	4,600,000	—	—	—
Total money-market instruments	—	1,650,262	5,824,750	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	1,391	—	—	—	—
U.S. Treasury obligations	—	309,498	—	—	—	—
U.S. government-owned corporations	—	286,393	—	—	—	—
GSEs	—	120,033	—	—	—	—
Supranational institutions	421,492	—	—	—	—	—
HFA securities	27,284	45,739	102,999	—	—	—
Total non-MBS	448,776	763,054	102,999	—	—	—

MBS:
U.S. government guaranteed - single-family (2)	—	120,611	—	—	—	—
U.S. government guaranteed - multifamily (2)	—	468,343	—	—	—	—
GSE – single-family (2)	—	5,147,903	—	—	—	—
GSE – multifamily (2)	—	2,100,317	—	—	—	—
Private-label – residential	—	3,913	11,111	61,738	611,474	16,570
ABS backed by home-equity loans	598	1,136	4,786	1,569	1,687	—
Total MBS	598	7,842,223	15,897	63,307	613,161	16,570

Total investment securities	449,374	8,605,277	118,896	63,307	613,161	16,570

Total investments	$449,374	$10,255,539	$5,943,646	$2,062,307	$613,161	$16,570
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2017. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

At September 30, 2017, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $7.6 billion to 22 counterparties and issuers, of which $6.3 billion was for federal funds sold, $1.1 billion was for debentures issued by the U.S. Treasury, GSEs, and supranational institutions, and $225.0 million was for interest-bearing deposits.

Private-Label MBS

Of our $8.9 billion in par value of MBS and ABS investments at September 30, 2017, $1.1 billion in par value are private-label MBS and ABS backed by home equity loans, as set forth in the table below:

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	September 30, 2017			December 31, 2016
Private-label MBS (1)	Fixed Rate (2)	Variable Rate (2)	Total	Fixed Rate (2)	Variable Rate (2)	Total
Private-label residential MBS
Prime	$7,892	$84,639	$92,531	$8,780	$102,747	$111,527
Alt-A	16,205	1,021,549	1,037,754	18,808	1,161,415	1,180,223
Total private-label residential MBS	24,097	1,106,188	1,130,285	27,588	1,264,162	1,291,750
ABS backed by home equity loans
Subprime	—	10,134	10,134	—	13,848	13,848
Total par value of private-label MBS	$24,097	$1,116,322	$1,140,419	$27,588	$1,278,010	$1,305,598
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

(2)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following table provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of September 30, 2017 reflect the percentage of subordinated class outstanding balances as of September 30, 2017, to our senior class outstanding balances as of September 30, 2017, weighted by the par value of our respective senior class securities. Average current credit enhancements as of September 30, 2017, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity As of September 30, 2017 (dollars in thousands)

Total
Par value by credit rating
Triple-A	$598
Double-A	5,049
Single-A	15,897
Triple-B	63,307
Below Investment Grade
Double-B	26,283
Single-B	46,180
Triple-C	486,551
Double-C	269,474
Single-C	16,555
Single-D	189,159
Unrated	21,366
Total par value	$1,140,419

Amortized cost	$881,051
Gross unrealized gains	115,913
Gross unrealized losses	(8,115)
Fair value	$988,849

Weighted average percentage of fair value to par value	86.71%
Original weighted average credit support	27.36
Weighted average credit support	8.20
Weighted average collateral delinquency (1)	19.42
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2016 Annual Report.

As of September 30, 2017, our mortgage loan investment portfolio totaled $3.9 billion, an increase of $248.9 million from December 31, 2016. We expect continued competition from Fannie Mae and Freddie Mac for loan investment opportunities.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2017	December 31, 2016

Massachusetts	55%	51%
Maine	12	13
Wisconsin	7	9
Connecticut	8	7
New Hampshire	6	6
All others	12	14
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $500,000 at September 30, 2017, compared with $650,000 at December 31, 2016.

For information on the determination of the allowance at September 30, 2017, see Item 1 — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2016 Annual Report.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. Our investments in conventional mortgage loans that are delinquent are shown in the following table:

Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2017	December 31, 2016
Total par value of government loans past due 90 days or more and still accruing interest	$4,925	$5,527
Nonaccrual loans, par value	15,895	16,918
Troubled debt restructurings (not included above)	6,403	6,846

Mortgage Insurance Companies. We are exposed to credit risk from supplemental mortgage insurance (SMI) companies that provide credit enhancement in place of the participating financial institution and from primary mortgage insurance coverage (PMI) on individual loans. As of September 30, 2017, we were the beneficiary of PMI coverage of $95.1 million on $371.2 million of conventional mortgage loans, and SMI coverage of $15.4 million on mortgage pools with a total unpaid principal balance of $108.4 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Impact of Hurricanes Harvey and Irma. As a result of the devastation caused by Hurricanes Harvey and Irma in the southern United States during the third quarter of 2017, the Federal Emergency Management Agency declared portions of several states and territories as areas covered by either a major disaster declaration or an emergency declaration. The Bank has exposure to these areas primarily though whole-loan purchases under the MPF program and investments in private-label mortgage backed securities. Based on our assessment, management does not expect these losses will have a material effect on our financial condition or results of operations.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $48.2 million and $61.6 million as of September 30, 2017, and December 31, 2016, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $309.7 million and $357.9 million as of September 30, 2017, and December 31, 2016, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2017, and December 31, 2016. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivatives hedging specific or nonspecific assets, liabilities, or firm commitments that do not qualify or was not designated for fair-value or cash-flow hedge accounting, but are acceptable hedging strategies under our risk-management policy.
Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			September 30, 2017		December 31, 2016
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$7,822,664	$30,737	$9,976,494	$11,504
	Swaps	Economic	964,400	(845)	857,000	136
Total associated with advances			8,787,064	29,892	10,833,494	11,640
Available-for-sale securities	Swaps	Fair value	611,915	(283,098)	611,915	(290,312)
Trading securities	Swaps	Economic	192,000	(5,820)	192,000	(9,279)
COs	Swaps	Fair value	5,950,990	(40,304)	7,627,400	(60,904)
	Firm commitments	Fair value	50,000	56	—	—
	Swaps	Economic	50,000	(55)	150,000	(30)
	Forward starting swaps	Cash Flow	527,800	(41,974)	527,800	(36,250)
Total associated with COs			6,578,790	(82,277)	8,305,200	(97,184)
Total			16,169,769	(341,303)	19,942,609	(385,135)
Mortgage delivery commitments			62,221	(34)	22,524	(101)
Total derivatives			$16,231,990	(341,337)	$19,965,133	(385,236)
Accrued interest				(6,357)		(19,973)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest				86,182		108,931
Net derivatives				$(261,512)		$(296,278)
Derivative asset				$48,163		$61,598
Derivative liability				(309,675)		(357,876)
Net derivatives				$(261,512)		$(296,278)
 _______________________

(1)
As of September 30, 2017, and December 31, 2016, embedded derivatives separated from the advance contract with notional amounts of $964.4 million and $857.0 million, respectively, and fair values of $812,000 and $(153,000), respectively, are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $13.8 billion, representing 84.9 percent of all derivatives outstanding as of September 30, 2017. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of September 30, 2017 (dollars in thousands)

					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value (1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,155,085	$(2,771)	$2,155,085	$2,762	2.01%	1.31%	1.85%	1.47%
Due after one year through two years	1,331,261	6,492	1,331,261	(6,581)	1.61	1.32	1.33	1.60
Due after two years through three years	1,485,840	10,152	1,485,840	(10,121)	1.73	1.31	1.48	1.56
Due after three years through four years	939,613	7,246	939,613	(7,341)	1.93	1.31	1.51	1.73
Due after four years through five years	1,002,365	2,122	1,002,365	(2,265)	2.13	1.32	1.77	1.68
Thereafter	908,500	7,496	908,500	(7,383)	1.28	1.31	0.85	1.74
Total	$7,822,664	$30,737	$7,822,664	$(30,929)	1.81%	1.31%	1.52%	1.60%
_______________________

(1)	Not included in the fair value is $3.0 million of variation margin received for daily settled contracts.

(2)	Included in the advances hedged amount are $1.4 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2017.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of September 30, 2017 (dollars in thousands)

					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value (1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,269,335	$(5,290)	$2,269,335	$5,045	1.10%	1.07%	1.27%	1.30%
Due after one year through two years	1,321,220	(8,872)	1,321,220	8,457	1.07	1.08	1.24	1.23
Due after two years through three years	235,990	(1,646)	235,990	1,492	1.47	1.47	1.21	1.21
Due after three years through four years	744,445	(5,536)	744,445	5,243	1.21	1.21	1.20	1.20
Due after four years through five years	735,000	(6,516)	735,000	6,463	1.55	1.55	1.15	1.15
Thereafter	645,000	(12,444)	645,000	12,144	1.75	1.75	1.18	1.18
Total	$5,950,990	$(40,304)	$5,950,990	$38,844	1.25%	1.24%	1.22%	1.23%
_______________________

(1)	Not included in the fair value is $6.7 million of variation margin paid for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $3.1 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2017.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives, arising from the possibility of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position (i.e., we are in the money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in the derivatives table below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position (i.e., we are out-of-the-money) by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current negative fair-value positions with them adjusted for any applicable exposure threshold. Similarly, from time to time, due to timing differences or derivatives valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value positions with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member. The table below details our counterparty credit exposure as of September 30, 2017.

Derivatives Counterparty Current Credit Exposure As of September 30, 2017 (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty and Variation Margin for Daily Settled Contracts	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Double-A	$1,436,900	$(3,346)	$3,635	$—	$289
Single-A	1,881,250	(3,003)	3,345	—	342
Unrated Asset	50,000	56	—	—	56

Liability positions with credit exposure:
Uncleared derivatives
Single-A	123,250	(585)	—	617	32
Cleared derivatives	7,946,814	(20,774)	68,174	—	47,400
Total derivative positions with nonmember counterparties to which we had credit exposure	11,438,214	(27,652)	75,154	617	48,119

Mortgage delivery commitments (2)	62,221	76	—	—	76
Total	$11,500,435	$(27,576)	$75,154	$617	$48,195

Derivative positions without credit exposure: (3)
Single-A	2,475,000
Triple-B	2,256,555
Total derivative positions without credit exposure	$4,731,555
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

(3)
These represent derivatives positions with counterparties for which we are in a net liability position and for which we have delivered collateral to the counterparty in an amount equal to or less than the net derivative liability, or derivative positions with counterparties for which we are in a net asset position and for which the counterparty has delivered collateral to us in an amount that exceeds our net derivative asset.

For information on our approach to the credit risks arising from our use of derivatives, see Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit
Risk in the 2016 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We are required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by our management and board of directors. We seek to be in a position to meet the credit and liquidity needs of our members and to meet all current and future financial commitments by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of our assets and liabilities.

We may not be able to predict future trends in member credit needs because they are driven by complex interactions among a number of factors, including members' asset growth or reductions, deposit growth or reductions, and the attractiveness of advances compared to other wholesale borrowing alternatives. We regularly monitor current trends and anticipate future debt issuance needs in an effort to be prepared to fund our members' credit needs and our investment opportunities. Our ability to expand our balance sheet and corresponding liquidity requirements in response to our members' increased credit needs is correlated to our members' requirements for advances and mortgage loans. Alternatively, in response to reduced member credit needs, we may allow our COs to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing our balance sheet to shrink.

As an FHLBank, through our ability to issue COs, we have comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. For instance, during the financial crisis of 2008, when credit markets experienced their most severe constrictions in 70 years, the FHLBanks’ access to short-term funding was readily available.

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, as well as cash and investment holdings that are primarily high-quality, short-, and intermediate-term financial instruments. COs are not obligations of the United States and are not guaranteed by either the United States or any government agency, but have historically received the same credit rating as the government bond credit rating of the United States. As of October 31, 2017, our COs were rated AA+/Aaa (with outlook stable) by S&P and Moody's.

During the nine months ended September 30, 2017, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. During the nine months ended September 30, 2017, our short-term funding was generally driven by member demand and was achieved through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought our short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.

We may use a portion of the short-term COs issued to fund both short- and long-term floating-rate assets. Funding longer-term floating-rate assets with shorter-term liabilities generally does not expose us to significant interest rate risk because the rates on both the floating-rate assets and liabilities reset similarly (either through rate resets or re-issuance of the obligations). However, deviations in the cost of our short-term liabilities relative to resetting assets can cause fluctuations in our net interest margin. Accordingly, we measure and monitor interest rate risk with commonly used methods and metrics, which include the calculations of market value of equity, duration of equity, duration gap, and earnings at risk. See Item 3 — Quantitative and Qualitative Disclosures About Market Risk for additional information. We have also established funding gap limits designed to limit our exposure to refinancing risk. See Item 2 — Management’s Discussion and Analysis — Liquidity and Capital Resources — Balance Sheet Funding Gap Policy for additional information.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, by law, the Secretary of the Treasury may acquire up to $4 billion of COs of the FHLBanks. This authority may be exercised only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. Any funds borrowed under this process shall be repaid by the FHLBanks at the earliest practicable date.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, at our discretion, upon the request of a member or under our capital plan.

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

We did not exceed either of these thresholds at any time during the nine months ended September 30, 2017. If either of these thresholds is exceeded, then management of the Bank is notified and determines whether any corrective action is necessary.

The following table presents our projected net cash flow and structural liquidity as of September 30, 2017.

Projected Net Cash Flow and Structural Liquidity As of September 30, 2017 (dollars in thousands)

	5 Business Days	21 Days
Uses of funds
Interest payable	$11,535	$33,804
Maturing liabilities	3,753,100	10,556,879
Committed asset settlements	60,000	60,000
Capital outflow	106,801	106,801
MPF delivery commitments	62,221	62,221
Gross uses of funds	3,993,657	10,819,705

Sources of funds
Interest receivable	42,326	75,273
Maturing or projected amortization of assets	11,495,388	17,135,829
Committed liability settlements	129,793	129,793
Cash and due from banks and interest bearing deposits	256,443	256,443
Other	2,188	2,188
Gross sources of funds	11,926,138	17,599,526

Projected net cash flow	7,932,481	$6,779,821

Less: Secondary uses of funds
Deposit runoff	434,124
Drawdown of standby letters of credit and lines of credit	665,557
Rollover of all maturing advances	3,227,244
Projected funding of MPF master commitments	181,558
Total secondary uses of funds	4,508,483

Structural liquidity	$3,423,998

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

We complied with this regulatory requirement at all times during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, we held a surplus of $13.5 billion and $13.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO debt issuance.

The following table presents our contingency liquidity as of September 30, 2017.

Contingency Liquidity As of September 30, 2017 (dollars in thousands)

5 Business Days
Cumulative uses of funds
Interest payable	$11,535
Maturing liabilities	3,753,100
Committed asset settlements	60,000
Drawdown of standby letters of credit	146,088
Gross uses of funds	3,970,723

Cumulative sources of funds
Interest receivable	42,326
Maturing or amortizing advances	3,227,245
Committed liability settlements	129,793
Other	2,188
Gross sources of funds	3,401,552

Plus: sources of contingency liquidity
Marketable securities	1,310,109
Self-liquidating assets	8,249,000
Cash and due from banks and interest bearing deposits	256,443
Marketable securities available for repo	4,264,475
Total sources of contingency liquidity	14,080,027

Net contingency liquidity	$13,510,856

Additional Liquidity Requirements. The FHFA requires us to have available at all times an amount greater than or equal to the current deposits received from our members invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The FHFA also requires us to maintain, in the aggregate, qualifying assets free from any lien or pledge in an amount at least equal to the amount of our participation in total COs outstanding.

In addition, certain FHFA guidance requires us to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios.

•
The first scenario assumes that we cannot borrow funds from the capital markets for a period of between 10 to 20 days, with initial guidance set at 15 business days, and that during that time we do not renew any maturing, prepaid, and put or called advances.

•
The second scenario assumes that we cannot raise funds in the capital markets for a period of between three to seven days, with initial guidance set at five business days, and that during that period we will renew maturing and called advances for all members except very large, highly rated members.

We were in compliance with these liquidity requirements at all times during the nine months ended September 30, 2017.

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

Funding Gap Metric (1)	Limit	Management Action Trigger	Actual as of September 30, 2017
3-month Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	9.1%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than three-month maturity	20%	10%	(0.3)%

1-year Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	14.2%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than one-year maturity	20%	10%	5.0%
 _______________________

(1)	The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period.

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

Debt Financing — Consolidated Obligations

At September 30, 2017, and December 31, 2016, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $56.5 billion and $57.2 billion, respectively.

CO bonds outstanding for which we are primarily liable include issued callable bonds totaling $4.0 billion and $4.7 billion at September 30, 2017, and December 31, 2016, respectively.

CO discount notes comprised 49.6 percent and 52.5 percent of the outstanding COs for which we are primarily liable at September 30, 2017, and December 31, 2016, respectively, but accounted for 94.1 percent and 88.1 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2017 and 2016, respectively.

Financial Conditions for Consolidated Obligations

Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of higher capital requirements on many of our underwriters. So far, this development has not impeded our ability to meet our funding needs. Throughout the third quarter of 2017, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the period covered by this report, CO yields generally moved with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies, including the decision to reduce the Federal Reserve’s holdings of U.S. Treasury obligations and mortgage-backed securities, is potentially an important factor that could shape investor demand for debt, including COs, for the remainder of 2017.

Capital

Total capital at September 30, 2017, and at year end 2016 was $3.2 billion.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2017, as discussed in Item 1 — Notes to the Financial Statements — Note 15 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $36.0 million and $32.7 million at September 30, 2017, and December 31, 2016, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2016 Annual Report.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of the redemption-notice period at September 30, 2017, and December 31, 2016 (dollars in thousands).

Expiry of Redemption-Notice Period	September 30, 2017	December 31, 2016
Past redemption date (1)	$420	$528
Due in one year or less	4,138	—
Due after one year through two years	128	4,687
Due after two years through three years	27,304	27,378
Due after three years through four years	—	54
Due after four years through five years	4,022	—
Thereafter (2)	30	40
Total	$36,042	$32,687
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

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 18, 2017, the Director of the FHFA notified us that, based on June 30, 2017 financial information, we met the definition of adequately capitalized under the Capital Rule.

For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2016 Annual Report.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends. For information on our minimum retained earnings target, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Retained Earnings and the Minimum Retained Earnings Target in the 2016 Annual Report and, for information on limitations on dividends, see Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2016 Annual Report.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 5.9 percent at September 30, 2017.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2017, this internal minimum capital requirement equaled $3.0 billion, which was satisfied by our actual regulatory capital of $3.6 billion.

Reduction of Activity-Based Stock Investment Requirement

On April 18, 2017, we announced that we would reduce the activity-based stock investment requirement (ABSIR) for advances with original maturities of more than three months from 4.5 percent to 4.0 percent. On May 1, 2017, we provided written notice to shareholders of the effective date of this change, which is the close of business on May 31, 2017. We reduced our ABSIR in an effort to gain efficiency in our capital structure, as we currently exceed internal and regulatory minimum capital requirements.

Repurchases of Excess Stock

We have the authority, but are not obligated, to repurchase excess stock, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2016 Annual Report and as further discussed below under Liquidity and Capital Resources — Internal Capital Practices and Policies — Repurchase of Excess Stock. At September 30, 2017, and December 31, 2016, excess capital stock totaled $106.8 million and $78.3 million, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2017	$700,811	$1,501,056	$2,201,889	$2,308,690	$106,801
December 31, 2016	670,301	1,695,397	2,365,720	2,443,993	78,273
_______________________

(1)	Total stock Investment Requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

Excess stock repurchases for the three months ended September 30, 2017 amounted to $343.6 million, and for the nine months ended September 30, 2017 amounted to $861.4 million.

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

As of September 30, 2017, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 —Notes to the Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Recent significant regulatory actions and developments are summarized below.

Information Security Management Advisory Bulletin. On September 28, 2017, the FHFA issued an Advisory Bulletin that supersedes previous guidance on an FHLBank’s information security program. The Advisory Bulletin describes three main components of an information security program and provides the expectation that each FHLBank will use a risk-based approach to implement its information security program. The Advisory Bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

We do not expect this advisory bulletin to materially affect our financial condition or results of operations.

Minority and Women Inclusion. On July 25, 2017, the FHFA published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLBank business and activities, including management, employment, and contracting. The final rule:

•
requires the FHLBanks to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourages the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	requires the FHLBanks to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•	requires the FHLBanks to amend their policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•
requires the FHLBanks to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through financial transactions, identification of ways in which FHLBanks might be able to improve MWDOB business with the FHLBank by enhancing customer access by MWDOB businesses, including through its affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•	requires the FHLBanks to classify and provide additional data in their annual reports about the number of and amounts paid under its contracts with MWDOB.

We do not expect this final rule to materially affect our financial condition or results of operations, but anticipate that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required of us.

FHLBank Capital Requirements. On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a NRSRO, and instead, require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a capital charge for cleared derivatives, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain, for now, the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.

We submitted a joint comment letter with the other FHLBanks on August 31, 2017. We are continuing to evaluate the proposed rule but do not expect this rule, if adopted in final form, to materially affect our financial condition or results of operations.

Other Significant Developments

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs). On September 12, 2017, the Federal Reserve Board (FRB) published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIBs) regulated by the FRB to amend their covered qualified financial contracts (QFCs) to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as repos) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, the Federal Deposit Insurance Corporation (FDIC) adopted a substantively identical final rule, effective January 1, 2018, with respect to QFCs entered into with certain FDIC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC-supervised institutions. These rules may impact our ability to terminate business relationships with covered entities and could adversely impact the amount we recover in the event of the bankruptcy or receivership of a covered entity. We do not expect these final rules to materially affect our financial condition or results of operations.

LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. Previously, the FRB had convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. In June 2017, the ARRC recommended an alternative reference rate, and in August 2017, the FRB requested public comment on a proposal to begin publishing that rate and two other alternative rates beginning in 2018. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternative interest rate indices or reference rates. As noted throughout this report, many of our assets and liabilities are indexed to LIBOR. At this time, it is not possible to predict whether LIBOR will cease to be available after 2021 or what the anticipated impact of these developments will be on our business, results of operations and financial condition.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at September 30, 2017, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $15.1 billion, compared with $13.5 billion at December 31, 2016);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at September 30, 2017, fixed-rate callable debt not hedged by interest-rate swaps amounted to $897.0 million compared with $667.0 million at December 31, 2016);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $5.9 billion, or 20.8 percent of our total outstanding CO bonds at September 30, 2017, compared with $7.6 billion, or 28.1 percent of total outstanding CO bonds, at December 31, 2016);

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

•	duration of equity, which is calculated as the estimated percentage change to MVE for a 100 basis point parallel shift in rates;

•	MVE sensitivity, which is the estimated percent change in MVE in various shocked interest rate scenarios vs. base case MVE;

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

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at September 30, 2017, and December 31, 2016.

Interest/Market-Rate Risk Metric	September 30, 2017	December 31, 2016	Target, Limit or Management Action Trigger
MVE	$3.6 billion	$3.6 billion	None
MVE/BVE	100%	98%	None
MVE/Par Stock	155%	148%	Maintain above 102% (management action trigger) and 100% or higher (limit)
Economic Capital Ratio	5.8%	5.8%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$166.8 million	$118.8 million	Maintain below $225.0 million (management action trigger) and $275.0 million (limit)
Duration of Equity	-0.04 years	+1.67 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(5.6)%	(6.3)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	-0.03 months	+1.17 months	None
MPF Portfolio VaR	$84.9 million	$76.9 million	Maintain below 25% of the VaR limit ($275 million) (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 160 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 207 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

MPF Portfolio Management Action Trigger of 25 Percent of Our VaR Limit. We have established a management action trigger for VaR exposure from our investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of our overall VaR limit. While we seek to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and our funding curves. This management action trigger was $68.8 million at September 30, 2017 and December 31, 2016, based on our overall VaR limit of $275.0 million. Our actual MPF portfolio VaR exposure at September 30, 2017, was $84.9 million, compared with $76.9 million as of December 31, 2016.

We exceeded the MPF Portfolio VaR management action trigger at both December 31, 2016 and September 30, 2017. This was largely the result of the recent increase in interest rates and projected extension of the MPF portfolio beyond that experienced by the CO debt used to fund this portfolio. Management reviewed the risk exposure in the MPF portfolio and the risk exposure of the entire balance sheet as required by the trigger. The risk of the overall balance sheet as measured by VaR remained well below both its management action trigger and limit, and management decided that no reduction to the MPF risk profile was required. Should we continue to exceed our MPF VaR management action trigger, and should our VaR increase closer to its trigger and limit, we expect that management could reduce our risk exposure by making changes to the balance sheet including but not limited to altering the debt profile, which could have an adverse impact on income.

Value at Risk. The table below presents the historical simulation VaR estimate as of September 30, 2017, and December 31, 2016, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure (1)
	September 30, 2017		December 31, 2016
Confidence Level	% of MVE (2)	$ million	% of MVE (2)	$ million
50%	0.15%	$5.3	(0.01)%	$(0.4)
75%	1.08	38.7	0.51	18.5
95%	3.14	112.3	1.87	67.4
99%	4.67	166.8	3.29	118.8
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

	September 30, 2017
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,297	$3,373	$3,498	$3,575	$3,516	$3,401	$3,264
Percent change in MVE from base	(7.8)%	(5.6)%	(2.2)%	—%	(1.6)%	(4.9)%	(8.7)%
MVE/BVE	92%	94%	98%	100%	98%	95%	91%
MVE/Par Stock	143%	146%	151%	155%	152%	147%	141%
Duration of Equity	-1.26 years	-2.98 years	-3.53 years	-0.04 years	+2.71 years	+3.70 years	+4.40 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.0%	2.1%	2.7%	2.7%	2.4%	2.0%	1.6%
Net income percent change from base	(55.1)%	(52.1)%	(24.6)%	—%	16.2%	31.3%	44.9%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

(2)
The income simulation metric for September 30, 2017 is based on projections of adjusted net income over a range of potential interest-rate scenarios over the following 12-month horizon divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings, and projections of adjusted net income exclude a) interest expense on mandatorily redeemable capital stock; b) projected prepayment penalties; c) loss on early extinguishment of debt; and d) changes in fair values from trading securities and hedging activities.

	December 31, 2016
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE(2)	$3,385	$3,485	$3,618	$3,606	$3,506	$3,379	$3,240
Percent change in MVE from base	(6.1)%	(3.3)%	0.3%	—%	(2.8)%	(6.3)%	(10.1)%
MVE/BVE	92%	95%	99%	98%	96%	92%	89%
MVE/Par Stock	138%	143%	148%	148%	143%	138%	133%
Duration of Equity	-1.64 years	-3.35 years	-1.11 years	+1.67 years	+3.39 years	+3.93 years	+4.42 years
Return on Regulatory Capital less 3-month LIBOR (2)	2.4%	2.6%	2.9%	2.9%	2.6%	2.4%	2.1%
Net income percent change from base	(41.6)%	(37.3)%	(22.7)%	—%	18.2%	37.1%	55.2%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 8, 2017	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 8, 2017	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer