Form 10-K
period 2017-12-31
Federal Home Loan Bank of Boston
filed 2018-03-16
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Class B Stock, par value $100 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2018, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 24,792,112 outstanding shares of Class B stock.

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

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have adopted long-term strategic priorities in our strategic business plan, which are to:

•
position the Bank to compete effectively in the wholesale funding market and support members' and housing associates’ efforts to address the affordable housing and economic needs of their communities in New England;

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

We combine private capital and public sponsorship in a way that is intended to enable our members and housing associates to assure the flow of credit and other services for housing finance, community development, and economic growth. We serve the public through our members and housing associates by providing these institutions with a readily available, low-cost source of funds, called advances, as well as other products and services that are intended to support the availability of residential-mortgage and community-investment credit. In addition, we provide liquidity by enabling members to sell mortgage loans through a mortgage loan purchase program. Under this program, we offer participating financial institutions the opportunity to originate mortgage loans for sale to us or to designated third-party investors. Our primary sources of income come from interest on invested capital as well as the spread between interest-earning assets and interest-bearing liabilities. We are generally able to borrow funds at favorable rates due to our GSE status. Our debt is not backed by the U.S. government, but it does represent the joint and several obligation of the 11 FHLBanks.

Our members and housing associates are comprised of institutions located throughout our district. Institutions eligible for membership include savings institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified community development financial institutions (CDFIs), and insurance companies that demonstrate that their home financing policy is consistent with the Bank's housing finance mission. We are also authorized to lend to housing associates such as state housing-finance agencies located in New England. Members are required to purchase and hold our capital stock as a condition of membership and for advances and certain other business activities transacted with us. Our capital stock is not publicly traded on any stock exchange. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the members investment in or any dividend on our stock.

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

The FHFA conducts an annual onsite examination and other periodic reviews of our operations to assess our safety and soundness as well as our compliance with statutory and regulatory requirements. In addition, we are required to submit information on our financial condition and results of operations each month to the FHFA, and we are required to report other supplemental information to the FHFA on a quarterly basis. We are generally prohibited by FHFA regulations from disclosing the results of the FHFA's examinations and reviews. However, information from those examinations and reviews could become publicly available either through the FHFA or through the FHFA's Office of Inspector General, which can sometimes occur via their reports to Congress.

Additionally, we are subject to annual stress testing by the FHFA. The results of our most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbboston.com, on November 16, 2017. We expect to publish the results of our 2018 annual severely adverse economic conditions stress test to our public website between November 15 and 30, 2018.

Office of Finance

The FHLBanks' Office of Finance (the Office of Finance) facilitates the issuing and servicing of FHLBank debt in the form of COs. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with credit and market data and maintains the FHLBanks' joint relationships with credit-rating agencies. The Office of Finance publishes annual and quarterly combined financial reports on the financial condition and performance of the FHLBanks and also publishes certain data concerning debt issues and issuance. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of the FHLBank presidents and five independent directors.

Available Information

Our website, www.fhlbboston.com, provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) website, as maintained by the Securities and Exchange Commission (the SEC), containing all reports electronically filed, or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge through our website as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports and other information regarding our electronic filings (located at http://www.sec.gov). The Bank's and the SEC's website addresses have been included as inactive textual references only. Information on those websites is not part of this report.

Employees

As of February 28, 2018, we had 202 full-time employees and one part-time employee.

Membership

Table 1 - Number of Members by Institution Type

	December 31,
	2017	2016	2015
Commercial banks	52	52	52
Credit unions	161	159	159
Insurance companies	51	46	41
Savings institutions	175	186	190
Community development financial institutions (CDFI), non-depository institutions	4	4	4
Total members	443	447	446

As of December 31, 2017, 2016, and 2015, 70.9 percent, 70.5 percent, and 72.0 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and credit unions with more than $100 million in assets in our district that are eligible to become members. We do not anticipate that a substantial number of additional FDIC-insured institutions will become members. There are a number of other institutions that are eligible for membership, such as insurance companies, smaller credit unions, and CDFIs, which could become members in the future. We note that, for a variety of reasons, including merger of members, we could experience a contraction in our membership that could lower overall demand for our products and services.

Economic Conditions

While our membership is limited to institutions with their principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2017 and are expected to impact us in 2018, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

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

We price advances based on the estimated marginal cost of raising funding with a similar maturity profile as well as associated operating and administrative costs, while considering market rates for comparable competing wholesale funding alternatives. In accordance with the FHLBank Act and FHFA regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we are permitted to price our products on a differential basis, which can be based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members.

Our major competitors are other sources of liquidity, including retail deposits, investment banks, commercial banks, wholesale/brokered deposits, and, in limited instances, other FHLBanks.

We had 314 members, five housing associates, and four nonmember institutions with advances outstanding as of December 31, 2017. For information on competition and trends in demand for advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

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

The AHP is a statutorily mandated program under which we provide subsidies in the form of direct grants or discounted interest rates on advances (AHP advances) to help fund affordable housing projects that are directly sponsored by members. AHP funds are required to be used for homeownership housing for households with incomes at or below 80 percent of the median income for the area, or rental housing in which 20 percent of the units are for households with incomes that do not exceed 50 percent of the median income for the area. Program funds must be used for the direct costs to purchase, construct, or rehabilitate affordable housing.

The EBP offers members grants to provide households with incomes at or below 80 percent of the area median income with down-payment, closing-cost, homebuyer counseling, and rehabilitation assistance. The EBP is funded with a portion of the AHP assessment. For further information about how AHP subsidies are funded, see AHP Assessment below.

CDAs are discounted advances offered at interest rates that are lower than our regular advance products for the purpose of helping our members fund community development efforts, such as supporting the growth of small businesses, and the development or renovation of roads and schools and expanding affordable housing for individuals with incomes at or below defined percentages of area median income.

NEF advances are targeted to support housing and community development initiatives that benefit moderate-income households and neighborhoods.

JNE, a program we first offered in 2016, provides advances to support small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. Examples of those activities include using funds to support the working capital, expansion, or financing needs of small businesses. The JNE program provides subsidies that are used to write down interest rates to zero percent on eligible advances that finance qualifying loans to small businesses. For the year ended December 31, 2017, the subsidy expense for this program amounted to $5.0 million. We plan to provide interest rate subsidies or grants of up to $5 million in 2018.

HHNE, which we also introduced in 2016, provides the six New England housing finance agencies (HFAs) with subsidized funding for targeted initiatives serving individuals and families who qualify for loans under the agencies' income guidelines. HHNE program subsidies are used either to write down interest rates to zero percent on eligible advances or purchase bonds from the New England HFAs at deeply discounted yields for the purpose of expanding affordable rental and homeownership initiatives. Examples of uses include, but are not limited to, short-term construction lending, workforce housing, deferred loan programs for homeownership, multifamily loan refinance, and rental housing expansion, particularly in areas with job growth that exceeds the supply of rental units. For the year ended December 31, 2017, the subsidy expense for this program amounted to $497,000 on zero interest-rate advances, while $4.0 million of subsidy was committed to below-market yielding bonds issued by four HFAs that will effectively be realized by the below-market yield over the life of the bond. A grant option was added to the program in 2017 for HFAs unable to execute an advance or bond. For the year ended December 31, 2017, the subsidy expense for this program amounted to $500,000 in grants. We plan to provide interest rate subsidies of up to $5 million in 2018.

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

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2017, and 2016, our MBS, ABS, and SBA holdings represented 230 percent and 224 percent of capital, respectively.

We conduct our investment activities so as to strive to comply with the FHFA’s core mission achievement advisory bulletin, which establishes a ratio by which the FHFA will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and acquired member assets (mortgage loans acquired from members), to COs. The core mission asset ratio is calculated using annual average par values.

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

Our primary core mission achievement ratio for the years ended December 31, 2017 and 2016, was 74.2 percent and 72.6 percent, respectively.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions". MPF loans are either conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) or government fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans (government mortgage loans). For information on trends in the growth of the program in 2017, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We have offered our members MPF Original, MPF 125, MPF Plus, MPF 35, MPF Government, MPF Direct, MPF Government MBS and MPF Xtra, each being closed-loan products in which we (or a third party investor in the case of MPF Xtra, MPF Direct, or MPF Government MBS) invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit enhancement and the types of credit-enhancement fees (performance-based, fixed amount, or none). In the case of MPF Xtra, MPF Direct and MPF Government MBS, each product facilitates the investment in MPF loans by third party investors for which we are paid fees and under which the related credit and market risks are transferred to the investors. There are no first loss account, credit enhancement, or credit-enhancement fees for MPF Xtra, MPF Direct, and MPF Government MBS because the credit risk for such loans is transferred to third parties. For government loans, participating financial institutions provide the required credit enhancement by delivering loans that are guaranteed or insured by a department or agency of the U.S. government.

The participating financial institution performs all of the traditional retail loan origination functions under all of these MPF loan products. A master commitment provides the terms under which the participating financial institution delivers mortgage loans to us. We continue to offer MPF Original, MPF 35, MPF Government, MPF Direct, MPF Government MBS, and MPF Xtra. We do not currently offer our members new master commitments under either MPF 125 or MPF Plus.

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

For conventional mortgage loan products (MPF loan products other than government mortgage loans and products in which we do not invest such as MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. As of December 31, 2016, conventional mortgage loans were credit enhanced so that the risk of loss was limited to the losses equivalent to an investor in a double-A rated MBS at the time of purchase. Pursuant to the revised FHFA regulation on Acquired Member Assets (AMA), which went into effect on January 18, 2017, we adjusted our methodology to set the participating financial institution’s credit enhancement amount. The FHFA AMA rule allows each FHLBank to utilize its own model to determine the credit enhancement for an AMA asset or pool of loans in lieu of a nationally recognized statistical ratings organization ratings model. Upon effectiveness of the FHFA AMA rule, we determined, based on documented analysis, that assets delivered to us had to be credit enhanced to at least a level at which we have a high degree of confidence that we will not bear material losses beyond the losses absorbed by our first loss account, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third party’s credit model at acquisition, and a credit enhancement is calculated based on loan attributes and our risk tolerance. Credit losses on a loan may only be absorbed by a credit enhancement amount in the master commitment related to the loan. The participating financial institution's credit enhancement covers losses for MPF loans in excess of the MPF Bank's allocated portion of credit losses up to an agreed upon amount, called the first loss account. Participating financial institutions are paid a credit-enhancement fee for providing credit enhancement and in some instances all or a portion of the credit-enhancement fee may be adjusted based upon the performance of loans purchased by the MPF Bank.

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

MPF 125. The first loss account is equal to 1.00 percent (100 basis points) of the aggregate principal balance of the MPF loans funded under the master commitment. Once the master commitment is fully funded or expires, the first loss account is expected to cover expected losses on that master commitment, although we may recover a portion of losses incurred under the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

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

•
Credit losses are allocated second to the participating financial institution under its credit-enhancement obligation for losses in excess of the first loss account, if any, up to the amount of such credit enhancement. The credit enhancement may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of the participating financial institution to provide supplemental mortgage guaranty insurance, or a combination of both.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of a single FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 28, 2018, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

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

Table 3 - Ratio of Non-Pledged Assets to Total Consolidated Obligations (dollars in thousands)

	December 31,
	2017	2016

Cash and due from banks	$261,673	$520,031
Advances	37,565,967	39,099,339
Investments (1)	17,941,614	18,031,331
Mortgage loans, net	4,004,737	3,693,894
Accrued interest receivable	94,100	84,653
Less: pledged assets	(287,852)	(322,031)
Total non-pledged assets	$59,580,239	$61,107,217
Total consolidated obligations	$56,065,529	$57,225,398
Ratio of non-pledged assets to consolidated obligations	1.06	1.07
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

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

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement. Any stock held by a member in excess of its TSIR is referred to as excess stock. At December 31, 2017, members and nonmembers with capital stock outstanding held excess capital stock totaling $110.7 million, representing approximately 4.8 percent of total capital stock outstanding.

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

Repurchase of Excess Stock. Our capital plan provides us with the authority and discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. On July 24, 2015, our board of directors authorized management to implement an excess stock management program, under which we were authorized to repurchase excess stock to maintain excess stock within a targeted range between zero and $200 million. We executed repurchases under the program from time to time to stay within this targeted excess stock range and to ensure a fair distribution of ownership consistent with shareholders’ total stock investment requirements. On May 1, 2017, we provided a notice to our shareholders that we would replace our system of making periodic repurchases of excess capital stock when aggregate excess stock balances exceeded $200 million. We announced that on June 1, 2017, we would begin daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 25 percent of the shareholder's total stock investment requirement, subject to a minimum repurchase of $100,000. On July 27, 2017, we announced that on August 11, 2017, we would begin repurchasing excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. In addition to these daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our capital plan. During the year ended December 31, 2017, we repurchased $1.2 billion of excess capital stock, of which $5.4 million was mandatorily redeemable capital stock.

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
Retained Earnings. Our current minimum retained earnings target, as set by our board of directors, is $700.0 million, which was selected for the reasons discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Retained Earnings and the Minimum Retained Earnings Target.

As of December 31, 2017, our retained earnings totaled $1.3 billion. Of that amount, $267.3 million is in a restricted retained earnings account and is not available to pay dividends, as discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. We are required to allocate 20 percent of net income to this restricted retained earnings account in accordance with our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks.
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

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. For the year ended December 31, 2017, our AHP assessment was $21.3 million.

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

•
Operational risk, the risk of unexpected loss resulting from ineffective people, processes or systems, whether emanating internally or externally. Operational risk also includes model risk (the risk of loss resulting from model errors or the incorrect use or application of model output), compliance risk (the risk of non-compliance with the Bank’s obligations and commitments), and the risk of internal or external fraud; and

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

The board of directors provides risk oversight through the review and approval of our risk-management policy and also evaluates and approves risk tolerances and risk limits. The board of directors' Risk Committee provides additional oversight of the Bank's risk governance structure. The board of directors also reviews the results of an annual risk assessment that we perform for our major business processes.

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

Operational Risk

We are subject to operational risk which can result from human error, fraud, vendor or third-party failure, unenforceability of legal contracts, or deficiencies in internal controls or information systems.

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

Operational risk includes risk arising from breaches of our cybersecurity or other cyber incidents that could result in a failure or interruption of our information technology systems. We have not experienced a disruption in our information systems that has had a material adverse impact on us. However, we rely heavily on our information systems to conduct and manage our business, and failures or interruptions of these information systems could have a material adverse impact on our financial condition and results of operations. We take many steps to protect our information systems and data, including operational redundancy and supplier diversity, monitored physical and logical security controls, mandatory staff training and testing on cyber risks, and third party facilitated penetration testing.

Additionally, most of our information systems have either been placed with infrastructure-as-a-service (IaaS) providers or have been co-located with a third-party service provider. Both types of environments are designed to host information systems with specialized environmental controls, certain power, heating and cooling system redundancies, 24-hour onsite staffing, and physical security. We rely on these service providers to continue to provide secure locations and stable operating environments for the systems deployed there. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. We take several steps to mitigate the risks of our reliance on these third-party service providers, including physical and/or monitored logical security controls and hosted data along with maintaining redundancy of systems at alternate locations for disaster-recovery and business continuity. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. Additionally, we review the providers' controls report annually and monitor and meet with providers on a regular basis. We maintain disaster-recovery sites intended to provide continuity of operations in the event that our primary information systems become unavailable, but there can be no complete assurance that those disaster-recovery sites will work as intended in the event of an actual disruption or failure. Moreover, certain of our application vendors host their applications in either a software-as-a-service framework or a hosted service model, either on their own hardware or with a third-party. We have executed contracts with these providers stipulating standards for control intended to mitigate our risks based on loss of access or security breaches. Additionally, we actively manage these service providers through our vendor management program.

Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We take several steps to protect such data, including information technology and security, general computing controls governing access to programs and data, along with physical and logical security. Additionally, we review related third-party service organizations' controls report annually. Despite these steps, this information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of storage media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

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

Disaster-Recovery/Business Continuity Provisions. We maintain a business continuity site in Massachusetts to provide continuity of operations in the event that our Boston headquarters becomes unavailable. We also have a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term coverage for a limited set of services in the event that our facilities are inoperable.

Insurance Coverage. We have insurance coverage for employee fraud, forgery, alteration, and embezzlement, computer systems fraud, as well as director and officer liability protection for, among other things, breach of duty, negligence, and acts of omission. Additionally, insurance coverage is currently in place for commercial property and general liability, bankers professional liability, employment practices liability, cyber liability, and fiduciary liability. We maintain additional insurance protection as deemed appropriate, including coverage for liability arising from automobiles, and business-travel accidents. In addition to using an insurance broker to place our insurance coverage, we use the services of an independent insurance consultant who periodically conducts a review of our insurance coverage levels and provides other advice about our insurance program.

Reputation Risk

We take several steps to manage reputation risk. We have established a code of ethics and business conduct and operational risk-management procedures intended to ensure ethical behavior among our staff and directors and require all employees annually to certify compliance with our code of ethics. We work to ensure that all communications are presented accurately, consistently, and in a timely way to multiple audiences and stakeholders. In particular, we regularly conduct outreach efforts with our membership and with housing and economic-development advocacy organizations throughout our district. We also maintain relationships with government officials at the federal, state, and municipal levels; key media outlets; nonprofit housing and community-development organizations; and regional and national trade and business associations to foster awareness of our mission, activities, and value to members. We work with the Council of FHLBanks and the Office of Finance to coordinate communications on a broader scale.

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

At December 31, 2017, our five largest stock-holding members held 25.3 percent of our stock and our largest stock-holding member had affiliates with memberships in other FHLBanks, allowing their affiliates the flexibility of borrowing from other FHLBanks. The loss of significant members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

Also, consolidations within the financial services industry could reduce the number of current and potential members in our district. Industry consolidation could also cause us to lose multiple members whose business and ownership of our stock are so substantial that their loss could threaten our viability. In turn, we might be forced to consider strategic alternatives, which could include a merger with another FHLBank.

We are subject to a complex body of laws and regulations, which could change in a manner detrimental to our business operations and/or financial condition.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and by regulations promulgated, adopted, and applied by the FHFA, an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, Fannie Mae, and Freddie Mac. Congress may amend the FHLBank Act or other statutes in ways that significantly affect 1) the rights and obligations of the FHLBanks and 2) the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the FHFA or other financial services regulators could adversely impact our ability to conduct business or the cost of doing business.

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

Should the board of directors determine to suspend or lower dividend declarations, we could experience decreased member demand for our products requiring capital stock purchases, reduced ability to add new members, and/or withdrawals from membership that could adversely impact our business operations and financial condition.

Limiting or ending repurchases of excess stock from members could decrease demand for advance products and increase membership withdrawals.

From December 8, 2008, until January 1, 2015, we maintained a general moratorium on shareholder-initiated excess stock repurchases although we completed several Bank-initiated partial repurchases of excess stock during the latter part of that period. We rescinded the moratorium; however, that period of constrained excess stock repurchases and the potential for another such period could provide an incentive for members to limit certain of their business with us to avoid associated stock purchase requirements and a disincentive to prospective members from becoming members, either of which could adversely impact our business operations and financial condition.

An NRSRO's downgrade of the U.S. federal government's credit ratings could adversely impact our funding costs and/or access to the capital markets, and/or adversely impact demand for certain of our products.

Certain NRSROs have indicated that the credit ratings of the FHLBanks are constrained by the credit ratings of the U.S. federal government. Accordingly, a downgrade of the U.S. federal government's credit rating by an NRSRO is likely to be followed by a similar downgrade of the FHLBanks. Downgrades of the U.S. federal government's credit rating (and, in turn, the FHLBanks' credit rating) are possible, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or access to the capital markets. Further, member and housing associate demand for certain of our products, such as letters of credit, is influenced by our credit ratings, and downgrade of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

Negative information about the FHLBanks or housing GSEs in general could adversely impact our cost and availability of financing, or could limit membership growth.

Negative information about us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. Potential sources of negative information about the FHLBanks include NRSROs, the FHFA, and its Office of Inspector General. Further, an FHFA rule annually requires us, and the other FHLBanks, to perform stress tests under various scenarios and make the results of a severely adverse economic conditions test publicly available. The results of the stress test, or the public’s reaction to the results, could adversely impact the Bank.

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

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2017. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We are mandated to maintain minimum regulatory capital thresholds including, but not limited to, a minimum regulatory capital ratio of 4.0 percent, which is a percentage equal to permanent capital divided by total assets. Moreover, we have a policy that requires us to maintain a minimum regulatory capital amount equal to 4.0 percent of total assets plus our calculated economic capital requirement. As a condition for borrowing advances from us, members are required to invest in capital stock, and members are permitted to leverage their stock investment to borrow at multiples of that stock investment. In certain scenarios, members seeking to leverage their excess stock availability may be unable to borrow at the fullest capacity if overall asset growth causes our total regulatory capital ratio to fall below 4.0 percent, even after discretionary assets, including, but not limited to, short-term investments, are disposed.

We could become primarily liable for all or a portion of the COs of one or more other FHLBanks, which could adversely impact our financial condition and results of operations.

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

We are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our cash outflows under two different scenarios, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternate investment options and could, in turn, adversely impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted. Moreover, any changes in regulatory liquidity requirements could adversely affect our financial condition and results of operations.

MARKET AND LIQUIDITY RISKS

Changes in interest rates could adversely impact our financial condition and results of operations.

Like many financial institutions, we realize a significant portion of our income from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low interest-rate environments. The realization of such risk could require us to reinvest the proceeds of prepaid assets at lower, and possibly negative, spreads, or such assets will remain outstanding at below-market yields when interest rates increase. Moreover, accelerated prepayments in a low interest-rate environment could result in elevated levels of premium expense recognition due to the fact that the majority of our mortgage assets were purchased at premium prices.

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

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate(s). Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (ISDA) and the Alternative Reference Rates Committee, are evaluating the possible phase-out of LIBOR and the development of alternative interest rate indices or reference rates. As noted throughout this Form 10-K, many of our assets and liabilities are indexed to LIBOR. Given the large volume of LIBOR-based mortgages and financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. The infrastructure necessary to manage hedging in the alternative reference rate still needs to be built out, and the transition in the markets, and adjustments in our systems, could be disruptive. We are not able to predict whether or when LIBOR publication will be discontinued, whether the proposed alternative or replacement rates will become market standards, or what impact such a transition may have on our business, financial condition, and results of operations.

CREDIT RISKS

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Many of these investments have sustained and may sustain further credit losses under current modeling assumptions, and have been downgraded by various NRSROs. Other-than-temporary-impairment assessment is a subjective and complex determination by management. The assumptions we made for our other-than-temporary-impairment assessments of our private-label MBS resulted in projected future credit losses, thereby causing other-than-temporary-impairment losses from certain of these securities. We incurred credit losses of $1.5 million for private-label MBS that we determined were other-than-temporarily impaired for the year ended December 31, 2017. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, we may use even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities in future other-than-temporary impairment assessments.

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

Further our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments. Important factors in determining this allowance are the delinquency rates and trends in the delinquency rates on our investments in conventional mortgage loans. If delinquency or default rates rise for these investments or other factors in determining the allowance worsen, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

We rely heavily on our information systems and other technology to conduct and manage our business. We take steps to mitigate the risks of such reliance, as discussed under Item 1 — Business — Risk Management — Operational Risk, however failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. Additionally, most of our information systems have been co-located with a third-party service provider, or are hosted with IaaS providers, on which we are reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider, or IaaS providers, could result in failures or interruptions in our ability to conduct business. Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. This information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

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

For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 6.6 percent of our total assets as of December 31, 2017, and 13.3 percent of interest income for the year ended December 31, 2017. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment business could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

We use derivatives to manage our interest-rate risk. If, due to an absence of creditworthy swap dealers or guarantors, or to a decline in our own creditworthiness, we are unable to manage our hedging positions properly, or we are unable to enter into hedging instruments upon acceptable terms, we could be unable to effectively manage our interest-rate and other risks without altering our business strategies, which could adversely impact our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy approximately 54,000 rentable square feet in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199 that serves as our headquarters. We also maintain 7,461 square feet of leased property for a business continuity site in Massachusetts.

We believe our properties are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Private-label MBS Complaint

On April 20, 2011, we filed a complaint (the original complaint) in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County (the Massachusetts Superior Court) against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label MBS issued by 115 securitization trusts for which we originally paid approximately $5.8 billion. Since the original complaint was filed, the defendants filed certain notices of removal to remove the case to the United States District Court for the District of Massachusetts (the Massachusetts District Court). On March 9, 2012, our motion to remand the matter to the Massachusetts Superior Court was denied.

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

On May 2, 2016, the First Circuit ruled favorably on our appeal of the dismissal of our claims against Moody’s. The First Circuit vacated the Massachusetts District Court's ruling that federal law does not permit the transfer of cases from one federal court to another where the first court is found to lack personal jurisdiction. The First Circuit remanded the case to the Massachusetts District Court to determine whether transfer of our claims to the S.D.N.Y. would be in the interest of justice. On August 1, 2016, Moody's filed a petition for writ of certiorari to the Supreme Court of the United States (the Supreme Court), asking the Supreme Court to review the First Circuit’s decision. On October 11, 2016, the Supreme Court denied Moody’s petition. Then on January 6, 2017, the Massachusetts District Court ruled that transfer of our claims against Moody’s to the S.D.N.Y. would be in the interests of justice and ordered that those claims be severed and transferred. On May 19, 2017, the S.D.N.Y dismissed our claims against Moody’s on jurisdictional grounds, in light of the U.S. Supreme Court’s January 18, 2017, decision in Lightfoot v. Cendant Mortgage Corp. On November 2, 2017, we refiled our complaint against Moody’s in the Supreme Court of New York, and subsequently amended such complaint on February 5, 2018. On February 26, 2018, Moody’s filed a motion to dismiss our New York state complaint, and such motion is currently pending.

In addition to our claims against Moody’s, we continue to pursue claims in this litigation against the following and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Credit Suisse (USA), Inc.; Impac Mortgage Holdings, Inc.; Morgan Stanley; Nomura Holding America, Inc.; and RBS Holdings USA Inc. (collectively the securities defendants).

On February 3, 2017, we, along with the securities defendants, filed a joint motion for remand of our remaining claims against the securities defendants to the Massachusetts Superior Court in light of the U.S. Supreme Court’s January 18, 2017, decision in Lightfoot v. Cendant Mortgage Corp. On February 7, 2017, the joint motion to remand was granted.

Over the past six years, we have agreed with certain defendants in our private-label MBS litigation to settle our claims against them for an aggregate amount of $322.5 million (which amount is net of legal fees and expenses). Of that amount, $20.8 million represents settlements during the year ended December 31, 2017.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2018, 444 members and seven nonmembers held a total of 24.8 million shares of our Class B stock. Our capital plan provides us with the authority to issue Class A capital stock, $100 par value per share (Class A stock). However, we have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2017, 2016, and 2015 as set forth in Table 4 below. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.
Table 4 - Quarterly Dividends Declared (dollars in thousands)

	2017			2016			2015
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$2,384,803	$23,619	3.94%	$2,265,359	$19,529	3.42%	$2,390,541	$10,484	1.74%
June 30	2,467,425	24,822	4.08	2,343,265	21,148	3.63	2,425,312	10,525	1.76
September 30	2,436,766	25,637	4.22	2,377,314	21,574	3.65	2,461,879	20,132	3.28
December 31	2,268,722	24,762	4.33	2,388,743	22,818	3.80	2,507,938	20,987	3.32
_________________________

(1)	Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)	The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 15, 2018, our board of directors declared a cash dividend that was equivalent to an annual yield of 4.99 percent, the approximate daily average three-month LIBOR for the fourth quarter of 2017 plus 350 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2017 totaled $27.9 million and was paid on March 2, 2018. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2018, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2017, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2018.

Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and FHFA regulations, we may not declare a dividend if we are not in compliance with our minimum capital requirements or if we would fall below our minimum capital requirements or would not be adequately capitalized as a result of a dividend except, in this latter case, with the Director of the FHFA's permission. Further, we may not pay dividends if the principal and interest due on any CO issued through the Office of Finance on which we are the primary obligor has not been paid in full when due, or under certain circumstances, if we become a noncomplying FHLBank as that term is defined in FHFA regulations as a result of any inability to either comply with regulatory liquidity requirements or satisfy our current obligations.

We maintain a policy providing that if our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our net income for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2017, compared with $1.3 billion in retained earnings at December 31, 2017.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2017, we had excess stock outstanding totaling $110.7 million or 0.2 percent of our total assets.

Should we determine to issue Class A stock, dividends declared on Class A stock may differ from dividends declared on Class B stock but may not exceed dividends declared on Class B stock.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $3.0 billion at December 31, 2017. Our permanent capital level was $3.6 billion at December 31, 2017, so we were in excess of this requirement by $671.5 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account. The Joint Capital Agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. As of December 31, 2017, $267.3 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $548.9 million at that date. For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2017, 2016, and 2015, and the selected statement of condition data as of December 31, 2017 and 2016, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2014 and 2013, and the selected statement of condition data as of December 31, 2015, 2014, and 2013, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

Table 5 - Selected Financial Data (dollars in thousands)

	December 31,
	2017	2016	2015	2014	2013
Statement of Condition
Total assets	$60,361,946	$61,545,586	$58,108,801	$55,106,677	$44,638,076
Investments(1)	17,941,614	18,031,331	18,019,181	16,879,299	12,981,340
Advances	37,565,967	39,099,339	36,076,167	33,482,074	27,516,678
Mortgage loans held for portfolio, net(2)	4,004,737	3,693,894	3,581,788	3,483,948	3,368,476
Deposits and other borrowings	477,069	482,163	482,602	369,331	517,565
Consolidated obligations:
Bonds	28,344,623	27,171,434	25,433,409	25,505,774	23,465,906
Discount notes	27,720,906	30,053,964	28,479,097	25,309,608	16,060,781
Total consolidated obligations	56,065,529	57,225,398	53,912,506	50,815,382	39,526,687
Mandatorily redeemable capital stock	35,923	32,687	41,989	298,599	977,348
Class B capital stock outstanding-putable(3)	2,283,721	2,411,306	2,336,662	2,413,114	2,530,471
Unrestricted retained earnings	1,041,033	987,711	934,214	764,888	681,978
Restricted retained earnings	267,316	229,275	194,634	136,770	106,812
Total retained earnings	1,308,349	1,216,986	1,128,848	901,658	788,790
Accumulated other comprehensive loss	(326,940)	(383,514)	(442,597)	(436,986)	(481,516)
Total capital	3,265,130	3,244,778	3,022,913	2,877,786	2,837,745
Results of Operations
Net interest income	$277,003	$251,749	$225,697	$213,292	$255,855
Reduction of provision for credit losses	(96)	(277)	(330)	61	(1,954)
Net impairment losses on held-to-maturity securities recognized in earnings	(1,454)	(3,310)	(4,059)	(1,579)	(2,566)
Litigation settlements	20,761	39,211	184,879	22,000	53,305
Other gains (losses), net	3,605	(6,577)	(8,819)	(586)	(7,295)
Other expense	88,501	88,746	76,382	65,655	64,717
AHP assessments	21,307	19,397	32,328	17,623	24,229
Net income	$190,203	$173,207	$289,318	$149,788	$212,307
Other Information
Dividends declared	$98,840	$85,069	$62,128	$36,920	$11,071
Dividend payout ratio	51.97%	49.11%	21.47%	24.65%	5.21%
Weighted-average dividend rate(4)	4.14	3.63	2.54	1.49	0.38
Return on average equity(5)	5.83	5.49	9.54	5.24	7.40
Return on average assets	0.32	0.29	0.52	0.29	0.54
Net interest margin(6)	0.47	0.43	0.41	0.41	0.65
Average equity to average assets	5.49	5.35	5.45	5.50	7.26
Total regulatory capital ratio(7)	6.01	5.95	6.04	6.56	9.63
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $500,000, $650,000, $1.0 million, $2.0 million, and $2.2 million as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(3)
Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions. We also initiated daily repurchases of excess stock from members on June 1, 2017. See below under Liquidity and Capital Resources - Internal Capital Practices and Policies.

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

•	the pace of technological change and our ability to develop and support technology and information systems sufficient to manage the risks of our business effectively;

•	the addition of new members;

•	the loss of members due to, among other ways, member withdrawals, mergers and acquisitions;

•	changes in investor demand for COs;

•	changes in the terms or availability of derivatives and other agreements we enter into in support of our business operations;

•	the timing and volume of market activity;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities;

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

EXECUTIVE SUMMARY

For the year ended December 31, 2017, net income increased to $190.2 million, from $173.2 million for the year ended December 31, 2016, largely the result of an increase of $25.1 million in net interest income after provision for credit losses and a $9.1 million decrease in net losses on derivatives and hedging activities, which were offset in part by a decrease of $18.5 million in litigation settlement income. Our return on average equity was 5.83 percent for the year ended December 31, 2017, compared with 5.49 percent for the year ended December 31, 2016, an increase of 34 basis points. The increase in return on average equity was largely a result of the aforementioned increase in net interest income after provision for credit losses. Our financial condition continued to strengthen with retained earnings growing to $1.3 billion at December 31, 2017, from $1.2 billion at December 31, 2016, a surplus of $608.3 million over our minimum retained earnings target, as we continue to satisfy all regulatory capital requirements as of December 31, 2017. We also provided a dividend spread of 300 basis points over the daily average three-month LIBOR in 2017.

Net Interest Margin

In 2017, net interest margin was 0.47 percent, an increase of four basis points from the year ended December 31, 2016. The improvement of net interest margin benefited from improvement in net interest spread and modest increase in interest rates, though interest rates remained low compared to historical standards as discussed under — Economic Conditions — Interest-Rate Environment.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $37.6 billion at December 31, 2017, compared to $39.1 billion at December 31, 2016. The decrease in advances was primarily in variable-rate advances and fixed-rate putable advances, partially offset by increases in both short-term and long-term fixed-rate advances.

Accretable yields from investments in private-label MBS

For the years ended December 31, 2017 and 2016, we recognized $33.7 million and $38.0 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $842.9 million at December 31, 2017. Other-than-temporary impairment credit losses were $1.5 million for the year ending December 31, 2017.

Regulatory Developments

The FHFA and other regulators with authority over us or our way of doing business have issued or proposed multiple regulations during the year and into 2018 as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment

The U.S. economy grew in 2017 at an annualized rate of 2.3 percent, up 0.8 percent from the 2016 growth rate of 1.5 percent. The labor market continued to improve and was considered by many economists and Federal Reserve officials to be at or near full employment. The unemployment rate in January 2018 stood at 4.1 percent, down 0.7 percent year-over-year. Alternative broader gauges of unemployment also showed steady improvement. The unemployment rate for the New England region as a whole was steady, with the December 2017 unemployment rate at 3.7 percent, up 0.1 percent year-over-year.

The gradual recovery in the housing market continued in 2017. The FHFA reported that house prices were up 6.7 percent in the fourth quarter of 2017 compared to a year prior. Year-over-year changes in house prices in the fourth quarter of 2017 were positive in each of the largest 100 metropolitan areas in the U.S. and all nine census regions, reflecting a broad housing market recovery across the nation. The housing market provided a significant boost to the New England economy in 2017, with rising prices and construction activity.

According to recent forecasts, the U.S. and New England economies appear likely to continue to grow at a modest pace in 2018. The recently passed federal tax reform may provide a modest boost to the economy in the near term.

Interest-Rate Environment

On January 31, 2018, the Federal Open Market Committee (FOMC) maintained the target range for the federal funds rate at 1.25 percent to 1.50 percent. The FOMC stated that it expects the economy to expand at a modest pace and labor market conditions to remain strong. Projections by FOMC participants in December 2017 suggest a further increase in the target range for the federal funds rate of 75 basis points by the end of 2018.

Even with the increase in the targeted federal funds rate and long-term interest rates, interest rates remain low by historical standards, compressing the yields and margins that we can earn on our liquidity investments and short-term advances because our funding costs effectively have a floor at or near zero percent. Long-term interest rates remained relatively anchored for much of 2017 even as short-term rates increased with the federal funds rate, resulting in a flattening yield curve and further margin compression.

Longer-term interest rates have risen slightly since the beginning of 2018 and reached multi-year highs on expectations that the continuing economic expansion may result in stronger inflation.

Table 6 - Key Interest Rates

	2017		2016		2015
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective rate	1.33%	1.00%	0.55%	0.39%	0.20%	0.13%
3-month LIBOR	1.69%	1.26%	1.00%	0.74%	0.61%	0.32%
3-month U.S. Treasury yield	1.38%	0.94%	0.50%	0.31%	0.16%	0.04%
2-year U.S. Treasury yield	1.88%	1.39%	1.19%	0.83%	1.05%	0.67%
5-year U.S. Treasury yield	2.21%	1.91%	1.93%	1.33%	1.76%	1.52%
10-year U.S. Treasury yield	2.41%	2.33%	2.44%	1.84%	2.27%	2.13%
________________
Source: Bloomberg

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2017, versus the year ended December 31, 2016

Net income increased to $190.2 million for the year ended December 31, 2017, from $173.2 million for the year ended December 31, 2016. The reasons for the increase are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2017, was $277.1 million, compared with $252.0 million for 2016. The $25.1 million increase in net interest income after provision for credit losses was primarily attributable to higher interest rates, a two basis point increase in our net interest spread, and an increase of net interest income resulting from an increase of $421.7 million in average earning assets, from $58.6 billion for 2016, to $59.0 billion for 2017. The increase in average earning assets was driven by a $900.5 million increase in average advances balances, partially offset by a $659.8 million decrease in average investments balances. For additional information see — Rate and Volume Analysis. Offsetting the increase to net interest income after provision for credit losses was a $3.1 million decrease in net prepayment fees from advances and investments from $4.2 million in the year ending December 31, 2016, to $1.1 million in the year ending December 31, 2017.

Net interest spread was 0.40 percent for the year ended December 31, 2017, a two basis point increase from 2016, and net interest margin was 0.47 percent, a four basis point increase from 2016. The increase in net interest spread reflects a 38 basis point increase in the average yield on earning assets and a 36 basis point increase in the average yield on interest-bearing liabilities.

Table 7 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 7 - Net Interest Spread and Margin (dollars in thousands)

	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$36,943,396	$515,074	1.39%	$36,042,906	$340,903	0.95%	$32,330,089	$247,002	0.76%
Securities purchased under agreements to resell	3,038,178	27,486	0.90	3,394,038	11,474	0.34	4,815,227	4,825	0.10
Federal funds sold	5,757,038	58,642	1.02	5,707,301	22,562	0.40	5,343,833	6,481	0.12
Investment securities(1)	9,255,905	208,597	2.25	9,641,477	212,777	2.21	9,140,609	203,837	2.23
Mortgage loans	3,818,639	125,002	3.27	3,637,645	119,910	3.30	3,557,110	122,704	3.45
Other earning assets	209,508	2,088	1.00	177,628	538	0.30	79,148	73	0.09
Total interest-earning assets	59,022,664	936,889	1.59	58,600,995	708,164	1.21	55,266,016	584,922	1.06
Other non-interest-earning assets	342,940			338,118			384,947
Fair-value adjustments on investment securities	(22,728)			26,624			(31,331)
Total assets	$59,342,876	$936,889	1.58%	$58,965,737	$708,164	1.20%	$55,619,632	$584,922	1.05%
Liabilities and capital
Consolidated obligations
Discount notes	$26,489,602	$233,081	0.88%	$26,979,622	$93,362	0.35%	$25,243,798	$28,221	0.11%
Bonds	28,414,427	421,622	1.48	27,487,501	361,006	1.31	26,048,777	329,285	1.26
Deposits	473,134	3,615	0.76	490,359	679	0.14	417,278	77	0.02
Mandatorily redeemable capital stock	35,292	1,558	4.41	36,397	1,364	3.75	58,092	1,636	2.82
Other borrowings	995	10	1.01	654	4	0.61	3,583	6	0.17
Total interest-bearing liabilities	55,413,450	659,886	1.19	54,994,533	456,415	0.83	51,771,528	359,225	0.69
Other non-interest-bearing liabilities	669,030			818,814			816,042
Total capital	3,260,396			3,152,390			3,032,062
Total liabilities and capital	$59,342,876	$659,886	1.11%	$58,965,737	$456,415	0.77%	$55,619,632	$359,225	0.65%
Net interest income		$277,003			$251,749			$225,697
Net interest spread			0.40%			0.38%			0.37%
Net interest margin			0.47%			0.43%			0.41%
_________________________

(1)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 8 summarizes changes in interest income and interest expense for the years ended December 31, 2017 and 2016. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 8 - Rate and Volume Analysis (dollars in thousands)

	For the Year Ended December 31, 2017 vs. 2016			For the Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$8,719	$165,452	$174,171	$30,564	$63,337	$93,901
Securities purchased under agreements to resell	(1,322)	17,334	16,012	(1,798)	8,447	6,649
Federal funds sold	198	35,882	36,080	470	15,611	16,081
Investment securities	(8,627)	4,447	(4,180)	11,072	(2,132)	8,940
Mortgage loans	5,930	(838)	5,092	2,736	(5,530)	(2,794)
Other earning assets	113	1,437	1,550	164	301	465
Total interest income	5,011	223,714	228,725	43,208	80,034	123,242
Interest expense
Consolidated obligations
Discount notes	(1,727)	141,446	139,719	2,070	63,071	65,141
Bonds	12,500	48,116	60,616	18,602	13,119	31,721
Deposits	(25)	2,961	2,936	16	586	602
Mandatorily redeemable capital stock	(42)	236	194	(718)	446	(272)
Other borrowings	3	3	6	(8)	6	(2)
Total interest expense	10,709	192,762	203,471	19,962	77,228	97,190
Change in net interest income	$(5,698)	$30,952	$25,254	$23,246	$2,806	$26,052

Average Balance of Advances Outstanding

The average balance of total advances increased $900.5 million, or 2.5 percent, for the year ended December 31, 2017, compared with the same period in 2016, with short-term fixed-rate advances and fixed-rate overnight advances as the most significant contributors. We cannot predict whether this trend will continue.

Table 9 - Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Fixed-rate advances—par value
Long-term	$13,698,841	$13,469,835	$12,975,786
Short-term	11,983,431	11,304,530	9,721,359
Putable	2,013,438	2,350,279	2,069,459
Overnight	1,395,268	840,878	918,740
Amortizing	904,323	862,266	875,163
All other fixed-rate advances	35,753	70,136	78,677
	30,031,054	28,897,924	26,639,184

Variable-rate indexed advances—par value
Simple variable (1)	6,197,984	6,501,997	5,408,571
Putable	706,069	462,976	45,158
All other variable-rate indexed advances	39,997	40,115	48,655
	6,944,050	7,005,088	5,502,384
Total average par value	36,975,104	35,903,012	32,141,568
Net (discounts) premiums	(9,483)	3,820	11,754
Market value of bifurcated derivatives	669	4,122	2,227
Hedging adjustments	(22,894)	131,952	174,540
Total average balance of advances	$36,943,396	$36,042,906	$32,330,089
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $8.4 billion for the year ended December 31, 2017. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $28.7 billion for the year ended December 31, 2017, representing 77.7 percent of the total average balance of advances outstanding during the year ended December 31, 2017. The average balance of all such advances totaled $28.3 billion for the year ended December 31, 2016, representing 78.6 percent of the total average balance of advances outstanding during the year ended December 31, 2016.

For the years ended December 31, 2017 and 2016, net prepayment fees on advances and investments were $1.1 million and $4.2 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $274.2 million, or 3.0 percent, for the year ended December 31, 2017, compared with the same period in 2016. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.40 percent during the year ended December 31, 2016 to 1.02 percent during the year ended December 31, 2017, while average yields on securities purchased under agreements to resell increased from 0.34 percent for the year ended December 31, 2016 to 0.90 percent for the year ended December 31, 2017. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the year ended December 31, 2017, average balances of federal funds sold increased $49.7 million and average balances of securities purchased under agreements to resell decreased $355.9 million in comparison to the year ended December 31, 2016.

Average investment-securities balances decreased $385.6 million, or 4.0 percent for the year ended December 31, 2017, compared with the same period in 2016, a decrease consisting primarily of a $595.3 million decrease in MBS and a $206.8 million increase in U.S. Treasury obligations.

Average Balance of COs

Average CO balances increased $436.9 million, or 0.8 percent, for the year ended December 31, 2017, compared with the same period in 2016, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $926.9 million in CO bonds and a decrease of $490.0 million in CO discount notes.

The average balance of CO discount notes represented approximately 48.2 percent of total average COs during the year ended December 31, 2017, compared with 49.5 percent of total average COs during the year ended December 31, 2016. The average balance of CO bonds represented 51.8 percent and 50.5 percent of total average COs outstanding during the years ended December 31, 2017 and 2016, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy.

Table 10 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Year Ended December 31, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,176)	$—	$(277)	$1,903	$(550)
Net interest settlements included in net interest income (2)	(24,663)	(32,053)	—	6,694	(50,022)
Total net interest income	(26,839)	(32,053)	(277)	8,597	(50,572)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(568)	1,736	—	(3,406)	(2,238)
Gains on cash-flow hedges	—	—	—	587	587
(Losses) gains on derivatives not receiving hedge accounting	(4)	434	—	4	434
Mortgage delivery commitments	—	—	1,768	—	1,768
Net (losses) gains on derivatives and hedging activities	(572)	2,170	1,768	(2,815)	551

Subtotal	(27,411)	(29,883)	1,491	5,782	(50,021)

Net losses on trading securities	—	(6,078)	—	—	(6,078)
Total net effect of derivatives and hedging activities	$(27,411)	$(35,961)	$1,491	$5,782	$(56,099)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,692)	$—	$(651)	$(5,682)	$(9,025)
Net interest settlements included in net interest income (2)	(96,079)	(35,203)	—	27,182	(104,100)
Total net interest income	(98,771)	(35,203)	(651)	21,500	(113,125)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair-value hedges	1,592	1,819	—	(10,409)	(6,998)
Gains on cash-flow hedges	—	—	—	29	29
(Losses) gains on derivatives not receiving hedge accounting	(12)	(1,379)	—	39	(1,352)
Mortgage delivery commitments	—	—	(270)	—	(270)
Net gain (losses) on derivatives and hedging activities	1,580	440	(270)	(10,341)	(8,591)

Subtotal	(97,191)	(34,763)	(921)	11,159	(121,716)

Net losses on trading securities	—	(4,410)	—	—	(4,410)
Total net effect of derivatives and hedging activities	$(97,191)	$(39,173)	$(921)	$11,159	$(126,126)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Year Ended December 31, 2015
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(4,852)	$—	$(534)	$(5,292)	$(10,678)
Net interest settlements included in net interest income (2)	(131,019)	(37,657)	—	63,390	(105,286)
Total net interest income	(135,871)	(37,657)	(534)	58,098	(115,964)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(391)	1,510	—	(8,308)	(7,189)
Losses on cash-flow hedges	—	—	—	(127)	(127)
(Losses) gains on derivatives not receiving hedge accounting	—	(4,288)	—	118	(4,170)
Mortgage delivery commitments	—	—	226	—	226
Net (losses) gains on derivatives and hedging activities	(391)	(2,778)	226	(8,317)	(11,260)

Subtotal	(136,262)	(40,435)	(308)	49,781	(127,224)

Net losses on trading securities	—	(4,890)	—	—	(4,890)
Total net effect of derivatives and hedging activities	$(136,262)	$(45,325)	$(308)	$49,781	$(132,114)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments.

(2)	Represents interest income/expense on derivatives included in net interest income.

Net interest margin was 0.47 percent and 0.43 percent for the years ended December 31, 2017 and 2016, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.55 percent and 0.61 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $4.7 million and $5.9 million for the years ended December 31, 2017 and 2016, respectively.

Other Income (Loss)

Table 11 - Other Income (Loss) (dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Gains (losses) on derivatives and hedging activities:
Net losses related to fair-value hedge ineffectiveness	$(2,238)	$(6,998)	$(7,189)
Net gains (losses) related to cash-flow hedge ineffectiveness	587	29	(127)
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	(3)	(12)	—
Trading securities	5,096	4,477	2,721
CO Bonds	29	33	17
Mortgage delivery commitments	1,768	(270)	226
Net interest-accruals related to derivatives not receiving hedge accounting	(4,688)	(5,850)	(6,908)
Net gains (losses) on derivatives and hedging activities	551	(8,591)	(11,260)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(1,454)	(3,310)	(4,059)
Litigation settlements	20,761	39,211	184,879
Service-fee income	8,697	7,701	8,050
Net unrealized losses on trading securities	(6,078)	(4,410)	(4,890)
Other	435	(1,277)	(719)
Total other income	$22,912	$29,324	$172,001

Litigation settlement income declined in 2017 and is expected to decline in future years as the remainder of our private-label MBS claims are either settled or resolved through litigation. Apart from litigation settlement income, as evident in Table 11 above, accounting for derivatives and hedged items results in the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into in order to mitigate interest-rate risk and cash-flow activity.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2017 and 2016, we recorded net unrealized losses on trading securities of $6.1 million and $4.4 million, respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $5.1 million and $4.5 million for the years ended December 31, 2017 and 2016, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in net expenses of $4.7 million and $5.9 million for the years ended December 31, 2017 and 2016, respectively, and are included in other income (loss).

Operating Expenses

For the year ended December 31, 2017, compensation and benefits expense and other operating expenses totaled $72.5 million, representing an increase of $2.5 million from the total of $70.1 million for the year ended December 31, 2016. The increase was primarily driven by a $1.3 million increase in other operating expenses and a $1.1 million increase in compensation and benefits expense.

Comparison of the year ended December 31, 2016, versus the year ended December 31, 2015

For the year ended December 31, 2016 net income decreased to $173.2 million, from $289.3 million for the year ended December 31, 2015, largely due to a $145.7 million decrease in litigation settlement income related to private-label MBS. The Bank had the highest annual net income in its history in 2015, largely due to $184.9 million in litigation settlement income that declined to $39.2 million for the year ended December 31, 2016. Our return on average equity was 5.49 percent for the year ended December 31, 2016, compared with 9.54 percent for the year ended December 31, 2015, a decrease of 405 basis points. The decrease in return on average equity was largely a result of the aforementioned significant decrease in litigation settlement income related to private-label MBS. Offsetting the decline in litigation settlement income in part was a $26.1 million increase in net interest income. Retained earnings grew to $1.2 billion at December 31, 2016, from $1.1 billion at December 31, 2015, a surplus of $517.0 million over our minimum retained earnings target, and we satisfied all regulatory capital requirements as of December 31, 2016.

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

Impact of Derivatives and Hedging Activities

Net interest margin was 0.43 percent and 0.41 percent for the years ended December 31, 2016 and 2015, respectively. If derivatives had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.61 percent and 0.60 percent, respectively.

Other Income (Loss) and Operating Expenses

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2016 and 2015, we recorded net unrealized losses on trading securities of $4.4 million and $4.9 million, respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $4.5 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively. In addition to the changes in fair value are interest accruals on these economic hedges, which resulted in net expenses of $5.9 million and $7.0 million for the years ended December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016, compensation and benefits expense and other operating expenses totaled $70.1 million, representing an increase of $3.1 million from the total of $67.0 million for the year ended December 31, 2015. The increase was primarily driven by a $2.1 million increase in other operating expenses and a $1.0 million increase in compensation and benefits expense.

FINANCIAL CONDITION

Advances

At December 31, 2017, the advances portfolio totaled $37.6 billion, a decrease of $1.5 billion compared with $39.1 billion at December 31, 2016.

Table 12 - Advances Outstanding by Product Type (dollars in thousands)

	December 31, 2017		December 31, 2016
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$14,188,347	37.7%	$13,051,558	33.4%
Short-term	13,533,417	35.9	12,260,502	31.3
Overnight	1,717,823	4.6	1,577,162	4.0
Putable	1,242,750	3.3	2,735,050	7.0
Amortizing	943,956	2.5	861,920	2.2
All other fixed-rate advances	32,000	0.1	40,000	0.1
	31,658,293	84.1	30,526,192	78.0

Variable-rate advances
Simple variable (1)	5,143,175	13.7	7,895,783	20.2
Putable	775,400	2.0	616,000	1.6
All other variable-rate indexed advances	70,298	0.2	76,880	0.2
	5,988,873	15.9	8,588,663	22.0
Total par value	$37,647,166	100.0%	$39,114,855	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Advances for disclosures relating to redemption terms of the advances portfolio.

Advances Credit Risk

We endeavor to minimize credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. All pledged collateral is subject to collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable, based on our opinion of the risk that such collateral presents. We are prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral to secure the advance. We have never experienced a credit loss on an advance.

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

Over the past year, our members continued to show modest improvement in key financial metrics. Aggregate nonperforming assets for depository institution members declined by 5.0 percent in absolute terms over the year ending September 30, 2017, and as a percentage of assets were 0.36 percent at September 30, 2017 compared to 0.39 percent as of September 30, 2016. September 30, 2017, is the date of our most recent data on our membership for this report. The aggregate ratio of tangible capital to assets among the membership increased to 10.04 percent of assets as of September 30, 2017, from 9.86 percent as of September 30, 2016. All the Bank’s members had positive tangible capital at September 30, 2017. Three small depository institution members with total assets of approximately $106 million were less than “well-capitalized” by regulatory standards as of September 30, 2017. There were no advances outstanding to these members at December 31, 2017. There were no member failures during 2017. All of our extensions of credit to members are secured by eligible collateral as noted herein. However, we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member’s obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral.
We assign each non-insurance company borrower to one of the following three credit status categories based primarily on our assessment of the borrower's overall financial condition and other factors:

•	Category-1: members that are generally in satisfactory financial condition;

•	Category-2: members that show financial weakness or weakening financial trends in key financial indices and/or regulatory findings; and

•	Category-3: members with financial weaknesses that present an elevated level of concern. We also place housing associates and nonmember borrowers in Category-3.

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

•	Category-2 borrowers retain possession of eligible mortgage loan collateral, however, we require such borrowers to specifically list all loan collateral pledged to us.

•	Category-3 borrowers are required to place physical possession of all pledged eligible collateral with us or an approved safekeeping agent, with which we have a control agreement.

All securities pledged to us by our borrowers must be delivered to us, delivered to an approved safekeeping agent, or held by the borrower's securities corporation in a custodial account with us. We have control agreements with approved safekeeping agents which are intended to give us appropriate control over the related collateral.

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

To mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, we discount the book value or market value of pledged collateral to establish the lending value. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. We periodically analyze the discounts applied to all eligible collateral types to verify that current discounts are sufficient to fully secure us against losses in the event of a borrower default. Our agreements with our borrowers grant us authority, in our sole discretion, to adjust the discounts applied to collateral at any time based on our assessment of the borrower's financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral.

We generally require our members and housing associates to execute a security agreement that grants us a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first-mortgage loans and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us, such as other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies, housing associates, and CDFIs, in some instances we establish a specific lien instead of a blanket lien subject to our receipt of additional safeguards from such members including larger haircuts on collateral. We protect our security interest in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. We conduct onsite reviews of loan collateral pledged by borrowers to confirm the existence of such pledged collateral, to determine that the pledged collateral conforms to our eligibility requirements, and to adjust, if warranted, the lendable value of loan collateral pledged. We may conduct an onsite collateral review at any time.

Our agreements with borrowers allow us, at our sole discretion, to refuse to make extensions of credit against any collateral, restrict the maturity on the extension of credit, require substitution of collateral, or adjust the discounts applied to collateral at any time. We also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with borrowers also afford us the right, at our sole discretion, to declare any borrower to be in default if we deem ourselves to be insecure.

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

Table 13 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	As of December 31, 2017
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	269	$33,948,090	$88,189,520	259.8%
Category-2	12	462,032	859,826	186.1
Category-3	21	530,897	842,789	158.7
Insurance companies	21	2,706,147	3,758,562	138.9
Total	323	$37,647,166	$93,650,697	248.8%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family owner-occupied residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.

The Bank may adjust the credit status category of a member from time to time based on the financial reviews and other conditions of the members. Due to their weaker profile, the Bank requires Category-3 members to deliver collateral to the Bank or its custodian. Table 14 shows the total potential lending value of the collateral that borrowers have pledged, based upon the method by which borrowers pledge collateral to us, net of our collateral valuation discounts as of December 31, 2017.

Table 14 - Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$28,248,961
Collateral specifically listed and identified	59,312,265
Collateral delivered to us	11,739,552

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances. However, we do not accept as eligible collateral any mortgage loan that allows for negative amortization, including, but not limited to, pay-option adjustable-rate mortgage loans. We recognize that nontraditional and subprime loans may present incremental credit risk to us. Therefore, we have monitoring and review procedures in place to measure the incremental risk presented by this collateral and to mitigate this incremental credit risk, for example by imposing higher discounts. Borrowers in Category-1 also have the option of providing loan level data for their owner-occupied subprime and nontraditional residential mortgage loans to potentially obtain a more favorable valuation based on the credit risk profile of the pledged loan portfolio. In addition, we limit the amount of borrowing capacity that a member may derive from subprime loan collateral to the lower of two times the pledging member's most recently reported capital as determined in accordance with generally accepted accounting principles (GAAP) or one-half of its total borrowing capacity. Additionally, private-label MBS issued or acquired and residential mortgage loans originated or acquired by our members after July 10, 2007, are not eligible collateral unless it can be documented that all loans, including all loans in MBS pools, are in compliance with regulatory underwriting standards on subprime or nontraditional lending, as applicable.

At both December 31, 2017 and 2016, the amount of pledged nontraditional and subprime loan collateral was 10 percent and nine percent, respectively, of total member discounted collateral.

We have not recorded any allowance for credit losses on advances at December 31, 2017, and 2016, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

Table 15 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	December 31, 2017
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2017
Citizens Bank, N.A.	$4,858,591	12.9%	1.60%	$63,569
People's United Bank, N.A.	2,505,821	6.7	1.50	26,884
Webster Bank, N.A.	1,677,105	4.4	1.61	23,533
Massachusetts Mutual Life Insurance Co.	1,050,000	2.8	2.10	23,906
United Bank	1,045,954	2.8	1.56	12,529
Total of top five advance-borrowing institutions	$11,137,471	29.6%		$150,421
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2017, investment securities and short-term money-market instruments totaled $17.9 billion, a slight decrease from $18.0 billion at December 31, 2016.

Short-term money-market investments increased $100.0 million to $8.8 billion at December 31, 2017, compared with December 31, 2016. The increase was attributable to a $750.0 million increase in federal funds sold offset by a $650.0 million decrease in securities purchased under agreements to resell.

Investment securities declined $189.7 million to $9.1 billion at December 31, 2017, compared with December 31, 2016. The decrease was attributable to a decline of $399.5 million in U.S. Treasury obligations offset by a $177.9 million increase in MBS.

Held-to-Maturity Securities

Table 16 - Held-to-Maturity Securities (dollars in thousands)

	December 31,
	2017					2016	2015
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. agency obligations	$264	$778	$—	$—	$1,042	$2,159	$3,605
State or local housing-finance-agency obligations (HFA securities) (1)	—	10,835	18,245	117,330	146,410	162,568	170,928
Total non-MBS	264	11,613	18,245	117,330	147,452	164,727	174,533
MBS (1)
U.S. government guaranteed - single-family	—	—	269	9,828	10,097	12,719	15,999
U.S. government guaranteed - multifamily	—	—	—	280	280	1,532	17,794
GSEs - single-family	1,559	6,095	33,899	527,395	568,948	812,836	1,093,124
GSEs - multifamily	—	214,641	—	—	214,641	318,667	386,635
Private-label - residential	—	—	946	675,930	676,876	807,345	951,544
ABS backed by home equity loans	—	—	—	7,828	7,828	12,941	14,936
Total MBS	1,559	220,736	35,114	1,221,261	1,478,670	1,966,040	2,480,032
Total held-to-maturity securities	$1,823	$232,349	$53,359	$1,338,591	$1,626,122	$2,130,767	$2,654,565
Yield on held-to-maturity securities	5.17%	3.66%	4.11%	4.33%
________________________

(1)	Maturity ranges are based on the contractual final maturity of the security.

Available-for-Sale Securities

We classify certain investment securities as available-for-sale to enable liquidation at a future date or to enable the application of hedge accounting using interest-rate swaps. By classifying investments as available-for-sale, we can consider these securities to be a source of short-term liquidity, if needed. We own certain securities that were hedged by matched-term interest rate swaps to achieve a LIBOR-based variable yield, particularly when we can earn a wider interest spread between the swapped yield on the investment and short-term debt instruments than we can earn between the bond's fixed yield and comparable-term fixed-rate debt. We classify these investments as available-for-sale because an interest-rate swap can only be designated as a hedge of an available-for-sale investment security.

Table 17 - Available-for-Sale Securities (dollars in thousands)

	December 31,
	2017					2016	2015
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
HFA securities	$—	$37,683	$—	$—	$37,683	$8,146	$—
Supranational institutions	—	—	418,285	—	418,285	422,620	438,913
U.S. government corporations	—	—	—	292,077	292,077	271,957	265,968
GSEs	—	—	—	121,343	121,343	117,468	117,792
Total non-MBS	—	37,683	418,285	413,420	869,388	820,191	822,673
MBS (1)
U.S. government guaranteed - single-family	—	23,048	—	72,729	95,777	124,727	156,642
U.S. government guaranteed - multifamily	—	—	—	443,373	443,373	563,361	744,762
GSEs - single-family	—	—	286,135	4,276,857	4,562,992	4,403,855	4,590,208
GSEs - multifamily	—	320,614	1,032,592	—	1,353,206	676,530	—
Total MBS	—	343,662	1,318,727	4,792,959	6,455,348	5,768,473	5,491,612
Total available-for-sale securities	$—	$381,345	$1,737,012	$5,206,379	$7,324,736	$6,588,664	$6,314,285
Yield on available-for-sale securities	—%	1.80%	2.64%	1.98%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.

Trading Securities

We classify certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carry them at fair value. However, we do not participate in speculative trading practices and we hold these investments indefinitely as we periodically evaluate our liquidity needs.

Table 18 - Trading Securities (dollars in thousands)

	December 31,
	2017					2016	2015
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. Treasury obligations	$—	$—	$—	$—	$—	$399,521	$—
MBS (1)
U.S. government guaranteed - single-family	—	150	6,657	—	6,807	8,494	10,296
GSEs - single-family	6	218	65	57	346	768	1,449
GSEs - multifamily	—	184,357	—	—	184,357	203,839	218,389
Total MBS	6	184,725	6,722	57	191,510	213,101	230,134
Total trading securities	$6	$184,725	$6,722	$57	$191,510	$612,622	$230,134
Yield on trading securities	3.10%	4.16%	2.46%	3.99%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.
Certain Investment Concentrations
Table 19 - Securities from issuers which Represent Total Carrying Value Greater than 10 Percent of Total Capital (dollars in thousands)

	As of December 31, 2017
Name of Issuer	Carrying Value(1)	Fair Value
Non-MBS:
GSEs
Fannie Mae	$121,343	$121,343

Supranational institution
Inter-American Development Bank	418,285	418,285

MBS:
Freddie Mac	3,658,529	3,667,126
Fannie Mae	3,225,962	3,233,915
Ginnie Mae	533,287	533,476
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

Table 20 - Mortgage-Backed Securities (percentage based on carrying value)

	December 31, 2017	December 31, 2016
Single-family MBS - U.S. government-guaranteed and GSE	64.6%	67.5%
Multifamily MBS - U.S. government-guaranteed and GSE	27.0	22.2
Private-label residential MBS	8.3	10.1
ABS backed by home-equity loans	0.1	0.2
Total MBS	100.0%	100.0%

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning under one year to maturity and currently only consisting of overnight risk) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. Currently we place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. All of these placements currently expire within one day.

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

We actively monitor our investments' credit exposures and the credit quality of our counterparties, including assessments of each counterparty's financial performance, capital adequacy, and sovereign support as well as related market signals such as credit default swap spreads. We endeavor to reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities.

Table 21 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	As of December 31, 2017
	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$246	$—	$—	$—	$—
Securities purchased under agreements to resell	—	2,350,000	1,000,000	1,999,000	—	—
Federal funds sold	—	900,000	2,550,000	—	—	—
Loans to other FHLBanks	—	400,000	—	—	—	—
Total money-market instruments	—	3,650,246	3,550,000	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	1,042	—	—	—	—
U.S. government-owned corporations	—	292,077	—	—	—	—
GSEs	—	121,343	—	—	—	—
Supranational institutions	418,285	—	—	—	—	—
HFA securities	33,068	55,356	95,669	—	—	—
Total non-MBS	451,353	469,818	95,669	—	—	—

MBS:
U.S. government guaranteed - single-family (2)	—	112,681	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	443,653	—	—	—	—
GSE – single-family (2)	—	5,132,286	—	—	—	—
GSE – multifamily (2)	—	1,752,204	—	—	—	—
Private-label – residential	—	3,542	10,437	57,405	589,146	16,346
ABS backed by home-equity loans	598	1,136	3,583	1,569	942	—
Total MBS	598	7,445,502	14,020	58,974	590,088	16,346

Total investment securities	451,951	7,915,320	109,689	58,974	590,088	16,346

Total investments	$451,951	$11,565,566	$3,659,689	$2,057,974	$590,088	$16,346
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2017. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of regulatory capital and the counterparty's long-term unsecured credit rating. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. See — Derivative Instruments Credit Risk for additional information related to derivatives exposure.

FHFA regulations allow additional unsecured credit for sales of overnight federal funds. The specified percentage of regulatory capital used for determining the maximum amount of unsecured credit exposure we may offer to a counterparty for overnight sales of federal funds is twice the amount that we may extend to that counterparty for extensions of credit other than overnight sales of federal funds reduced by the amount of any other unsecured credit exposure attributable to other than overnight sales of federal funds.

We are generally prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments. Our unsecured money-market credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation.

Table 22 - Unsecured Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	December 31, 2017	December 31, 2016
Federal funds sold	$3,450,000	$2,700,000
Supranational institutions	418,285	422,620
Loans to other FHLBanks	400,000	—
U.S. government-owned corporations	292,077	271,957
GSEs	121,343	117,468
U.S. agency obligations	1,042	2,159

Table 23 - Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures

As of December 31, 2017
Issuer / counterparty	Percent
Australia and New Zealand Bank (1)	14.9%
Bank of Nova Scotia (1)	11.7
Bank of Tokyo-Mitsubishi UFJ, LTD (1)	11.7
Northern Trust Company (1)	11.7
Cooperatieve Rabobank U.A.(1)	10.6
_______________________

(1)	Consists of overnight federal funds sold. We sold federal funds to either the U.S. branch or agency office of the named commercial bank.

Private-Label MBS

Table 24 - Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans (dollars in thousands)

	December 31, 2017			December 31, 2016
Private-label MBS(1)	Fixed Rate (2)	Variable Rate (2)	Total	Fixed Rate (2)	Variable Rate (2)	Total
Private-label residential MBS
Prime	$7,363	$79,424	$86,787	$8,780	$102,747	$111,527
Alt-A	15,473	982,860	998,333	18,808	1,161,415	1,180,223
Total private-label residential MBS	22,836	1,062,284	1,085,120	27,588	1,264,162	1,291,750
ABS backed by home equity loans
Subprime	—	7,864	7,864	—	13,848	13,848
Total par value of private-label MBS	$22,836	$1,070,148	$1,092,984	$27,588	$1,278,010	$1,305,598
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

Table 25 provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of December 31, 2017, reflect the percentage of subordinated class outstanding balances as of December 31, 2017, to our senior class outstanding balances as of December 31, 2017, weighted by the par value of our respective senior class securities. Average current credit enhancements as of December 31, 2017, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 25 - Private-Label MBS and ABS Backed by Home Equity (dollars in thousands)

As of December 31, 2017
Total
Par value by credit rating
Triple-A	$598
Double-A	4,678
Single-A	14,020
Triple-B	58,974
Below Investment Grade
Double-B	25,756
Single-B	34,212
Triple-C	482,920
Double-C	259,595
Single-C	16,029
Single-D	175,248
Unrated	20,954
Total par value	$1,092,984

Amortized cost	$842,921
Gross unrealized gains	122,391
Gross unrealized losses	(5,908)
Fair value	$959,404

Weighted average percentage of fair value to par value	87.78%
Original weighted average credit support	27.46
Weighted average credit support	8.02
Weighted average collateral delinquency (1)	19.83
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2017, our mortgage loan investment portfolio totaled $4.0 billion, an increase of $310.8 million from December 31, 2016. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Table 26 - Par Value of Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31,
	2017	2016	2015	2014	2013
Mortgage loans outstanding
Conventional mortgage loans
MPF Original	$2,105,485	$2,310,350	$2,431,320	$2,309,566	$2,088,774
MPF 125	195,870	227,098	275,737	255,169	220,690
MPF Plus	167,003	227,654	316,513	432,934	564,471
MPF 35	1,100,115	470,733	83,845	—	—
Total conventional mortgage loans	3,568,473	3,235,835	3,107,415	2,997,669	2,873,935
Government mortgage loans	365,231	391,127	410,960	425,663	439,357
Total par value outstanding	$3,933,704	$3,626,962	$3,518,375	$3,423,332	$3,313,292

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 27:

Table 27 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2017	December 31, 2016

Massachusetts	56%	51%
Maine	11	13
Connecticut	8	7
Wisconsin	7	9
New Hampshire	6	6
All others	12	14
Total	100%	100%

Table 28 - Characteristics of Our Investments in Mortgage Loans(1)

	December 31,
	2017	2016
Loan-to-value ratio at origination
< 60.00%	22%	24%
60.01% to 70.00%	16	16
70.01% to 80.00%	19	20
80.01% to 90.00%	30	26
Greater than 90.00%	13	14
Total	100%	100%
Weighted average loan-to-value ratio	72%	71%
FICO score at origination
< 620	1%	1%
620 to < 660	4	5
660 to < 700	10	11
700 to < 740	17	17
≥ 740	68	66
Total	100%	100%
Weighted average FICO score	755	753
_______________________

(1)	Percentages are calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $500,000 at December 31, 2017, compared with $650,000 at December 31, 2016. For information on the determination of the allowance at December 31, 2017, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Allowance for Credit Losses.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 29 - Delinquent Mortgage Loans (dollars in thousands)

	December 31,
	2017	2016	2015	2014	2013
Total par value of government loans past due 90 days or more and still accruing interest	$4,664	$5,527	$5,403	$7,191	$19,450
Nonaccrual loans, par value	13,450	16,918	22,361	38,658	46,012
Troubled debt restructurings (not included above)	6,637	6,846	7,130	3,045	2,589

Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$652	$1,023	$1,411	$1,948	$2,247
Interest actually recognized in income during the period	374	773	920	1,282	1,483
Shortfall	$278	$250	$491	$666	$764

Allowance for credit losses on mortgage loans, balance at beginning of year	$650	$1,025	$2,012	$2,221	$4,414
Net charge-offs	(54)	(98)	(657)	(270)	(239)
(Reduction of) provision for credit losses	(96)	(277)	(330)	61	(1,954)
Allowance for credit losses on mortgage loans, balance at end of year	$500	$650	$1,025	$2,012	$2,221

Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations of five percent or greater of the outstanding principal balance of our total conventional mortgage loans delinquent by more than 30 days are shown in Table 30.

Table 30 - State Concentrations of Delinquent Conventional Mortgage Loans

	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	December 31, 2017	December 31, 2016

Massachusetts	39%	36%
Connecticut	13	17
Maine	10	7
California	9	11
All others	29	29
Total	100%	100%

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (3.5 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (26.3 percent by outstanding principal balance).

Table 31 - Summary of Higher-Risk Conventional Mortgage Loans (dollars in thousands)

	As of December 31, 2017
High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$124,030	5.01%	1.56%	3.38%
High loan-to-value loans (2)	—	—	—	—
Subprime and high loan-to-value loans (3)	254	—	—	100.00
Total high-risk loans	$124,284	5.00%	1.56%	3.57%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from supplemental mortgage insurance (SMI) companies that provide credit enhancement in place of the participating financial institution and from primary mortgage insurance coverage (PMI) on individual loans. As of December 31, 2017, we were the beneficiary of PMI coverage of $100.9 million on $409.3 million of conventional mortgage loans, and SMI coverage of $15.4 million on mortgage pools with a total unpaid principal balance of $101.8 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits, custodial mortgage accounts, and term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2017, and December 31, 2016, deposits totaled $477.1 million and $482.2 million, respectively.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $34.8 million and $61.6 million as of December 31, 2017, and December 31, 2016, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $300.5 million and $357.9 million as of December 31, 2017, and December 31, 2016, respectively.

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

All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets. We had commitments for which we were obligated to invest in mortgage loans with par values totaling $42.9 million and $22.5 million at December 31, 2017 and 2016, respectively.

Table 32 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			December 31, 2017		December 31, 2016
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$7,293,414	$52,244	$9,976,494	$11,504
	Swaps	Economic	974,900	1,570	857,000	136
Total associated with advances			8,268,314	53,814	10,833,494	11,640
Available-for-sale securities	Swaps	Fair value	611,915	(271,182)	611,915	(290,312)
Trading securities	Swaps	Economic	192,000	(4,183)	192,000	(9,279)
COs	Swaps	Fair value	6,213,665	(45,446)	7,627,400	(60,904)
	Swaps	Economic	—	—	150,000	(30)
	Forward starting swaps	Cash Flow	481,200	(9,807)	527,800	(36,250)
Total associated with COs			6,694,865	(55,253)	8,305,200	(97,184)
Total			15,767,094	(276,804)	19,942,609	(385,135)
Mortgage delivery commitments			42,918	142	22,524	(101)
Total derivatives			$15,810,012	(276,662)	$19,965,133	(385,236)
Accrued interest				(14,452)		(19,973)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest				25,450		108,931
Net derivatives				$(265,664)		$(296,278)
Derivative asset				$34,786		$61,598
Derivative liability				(300,450)		(357,876)
Net derivatives				$(265,664)		$(296,278)
 _______________________

(1)
As of December 31, 2017 and 2016, embedded derivatives separated from the advance contract with notional amounts of $974.9 million and $857.0 million, respectively, and fair values of $(1.6) million and $(153,000), respectively, are not included in the table.

(2)
The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivative hedging specific or nonspecific assets, liabilities, or firm commitments that do not qualify or were not designated for fair-value or cash-flow hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Table 33 - Hedging Strategies (dollars in thousands)

		As of December 31, 2017
		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$6,086,164	$138,000	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	1,191,250	61,500	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	16,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	—	775,400	—
		7,293,414	974,900	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	611,915	192,000	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	3,153,665	—	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	3,060,000	—	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	481,200
		6,213,665	—	481,200

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	42,918	—
Total		$14,118,994	$1,209,818	$481,200

		As of December 31, 2016
		Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Fair Value Hedge Designation	Economic Hedge Designation	Cash Flow Hedge Designation
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$7,289,444	$241,000	$—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	2,683,050	—	—
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	4,000	—	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	—	616,000	—
		9,976,494	857,000	—

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	611,915	192,000	—

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	3,551,400	150,000	—
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	4,076,000	—	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	527,800
		7,627,400	150,000	527,800

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	22,524	—
Total		$18,215,809	$1,221,524	$527,800

Tables 34 and 35 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $13.5 billion, representing 85.4 percent of all derivatives outstanding as of December 31, 2017. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 34 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	As of December 31, 2017
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,141,860	$2,359	$2,141,860	$(2,731)	1.82%	1.47%	1.60%	1.69%
Due after one year through two years	1,303,486	13,685	1,303,486	(13,925)	1.53	1.45	1.31	1.67
Due after two years through three years	1,351,040	17,512	1,351,040	(17,673)	1.83	1.43	1.56	1.70
Due after three years through four years	1,095,703	13,653	1,095,703	(13,961)	2.18	1.52	1.74	1.96
Due after four years through five years	593,075	6,246	593,075	(6,330)	1.91	1.44	1.60	1.75
Thereafter	808,250	10,122	808,250	(10,162)	1.29	1.50	0.86	1.93
Total	$7,293,414	$63,577	$7,293,414	$(64,782)	1.77%	1.47%	1.48%	1.76%
_______________________

(1)	Not included in the fair value is $11.3 million of variation margin received for daily settled contracts.

(2)	Included in the advances hedged amount are $1.2 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2017.

Table 35 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	As of December 31, 2017
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,151,290	$(7,716)	$2,151,290	$8,021	1.03%	0.96%	1.42%	1.49%
Due after one year through two years	1,132,285	(9,461)	1,132,285	9,543	1.18	1.21	1.33	1.30
Due after two years through three years	559,100	(3,528)	559,100	3,465	1.71	1.71	1.44	1.44
Due after three years through four years	1,338,770	(17,138)	1,338,770	17,095	1.38	1.38	1.29	1.29
Due after four years through five years	447,220	(3,204)	447,220	3,035	1.83	1.83	1.29	1.29
Thereafter	585,000	(14,463)	585,000	14,265	1.77	1.77	1.30	1.30
Total	$6,213,665	$(55,510)	$6,213,665	$55,424	1.32%	1.30%	1.36%	1.38%
_______________________

(1)	Not included in the fair value is $10.1 million of variation margin paid for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $3.1 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2017.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in Table 36 below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty.

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

Table 36 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	As of December 31, 2017
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Double-A	$1,095,400	$1,241	$—	$—	$1,241
Single-A	2,243,500	(14,853)	15,718	—	865
Cleared derivatives	7,921,389	28,445	4,065	—	32,510

Liability positions with credit exposure:
Uncleared derivatives
Single-A	567,250	(1,474)	—	1,585	111
Triple-B	561,000	(4,717)	—	5,109	392
Total derivative positions with nonmember counterparties to which we had credit exposure	12,388,539	8,642	19,783	6,694	35,119

Mortgage delivery commitments (2)	42,918	169	—	—	169
Total	$12,431,457	$8,811	$19,783	$6,694	$35,288

Derivative positions without credit exposure: (3)
Double-A	$386,500
Single-A	1,518,000
Triple-B	1,474,055
Total derivative positions without credit exposure	$3,378,555
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

Uncleared derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new uncleared derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals such as credit default swap spreads. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that may require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. These agreements may require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Derivatives and Hedging Activities.

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

Cleared derivatives. The credit risk from unsecured credit exposure on cleared swaps is principally mitigated by the DCO's structural risk protections. Our internal policies require that the DCO must have a rating of at least single-A or the equivalent. We actively monitor these exposures and the credit quality of our DCO counterparties, using stress testing of DCO counterparties exposures and assessments of the DCO's structural risk protections. We can reduce existing exposures to a DCO by unwinding any trade, by entering into an offsetting trade, or by moving trades to another DCO.

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

We may not be able to predict future trends in member credit needs because they are driven by complex interactions among a number of factors, including members' asset growth or reductions, deposit growth or reductions, and the attractiveness of advances compared to other wholesale borrowing alternatives. We regularly monitor current trends and anticipate future debt issuance needs in an effort to be prepared to fund our members' credit needs and our investment opportunities. Our ability to expand our balance sheet and corresponding liquidity requirements in response to our members' increased credit needs is correlated to our members' requirements for advances and mortgage loans. Alternatively, in response to reduced member credit needs, we may allow our COs to mature without replacement, or repurchase and retire outstanding COs, allowing our balance sheet to shrink.

Sources and Uses of Liquidity. Our sources of liquidity are proceeds from the issuance of COs and advance repayments, as well as cash and investment holdings that are primarily high-quality, short-, and intermediate-term financial instruments.

During the year ended December 31, 2017, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. During the year ended December 31, 2017, our short-term funding was generally driven by member demand and was achieved through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought our short-term debt as an asset of choice, which has led to low cost of funds compared to U.S. Treasury and LIBOR benchmarks and increased utilization of debt maturing in one year or less.

We may use a portion of the short-term COs issued to fund both short- and long-term floating-rate assets. Funding longer-term floating-rate assets with shorter-term liabilities generally does not expose us to significant interest rate risk because the rates on both the floating-rate assets and liabilities reset similarly (either through rate resets or re-issuance of the obligations). However, deviations in the cost of our short-term liabilities relative to resetting assets can cause fluctuations in our net interest margin. Accordingly, we measure and monitor interest rate risk with commonly used methods and metrics, which include the calculations of market value of equity, duration of equity, duration gap, and earnings at risk. See Item 7A — Quantitative and Qualitative Disclosures About Market Risk for additional information. We have also established funding gap limits designed to limit our exposure to refinancing risk. See — Balance Sheet Funding Gap Policy for additional information.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, at our discretion, upon the request of a member or under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates are determined by the U.S. Treasury. This authority may be exercised only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the year ended December 31, 2017.

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

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2017.

Table 37 - Liquidity Reserves for Deposits (dollars in thousands)

	December 31,
	2017	2016
Liquid assets(1)
Cash and due from banks	$261,673	$520,031
Interest-bearing deposits	246	278
U.S. Treasury obligations	—	399,521
Advances maturing within five years	35,835,925	36,481,522
Total liquid assets(1)	36,097,844	37,401,352
Total deposits	477,069	482,163
Excess liquid assets(1)	$35,620,775	$36,919,189
 ________________________

(1)	For purposes of the regulatory requirement, liquid assets include cash, obligations of the U.S., and advances with maturities of less than five years.

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

Structural Liquidity. We define structural liquidity as projected net cash flow (defined above) less assumed secondary uses of funds, for which we assume the following:

•	all maturing advances are renewed;

•	member overnight deposits are withdrawn at a rate of 50 percent per day;

•	outstanding standby letters of credit are drawn down at a rate of 50 percent spread equally over 86 days;

•	uncommitted lines of credit are drawn upon at a rate of 10 percent of the previous day's balance; and

•	MPF master commitments are funded at a rate of 10 percent of the previous day's total amount on the first day and at a rate of one percent on each day thereafter.

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

We did not exceed either of these thresholds at any time during the year ended December 31, 2017. If either of these thresholds is exceeded, then management of the Bank is notified and determines whether any corrective action is necessary.

Table 38 - Projected Net Cash Flow and Structural Liquidity (dollars in thousands)

	As of December 31, 2017
	5 Business Days	21 Days
Uses of funds
Interest payable	$11,127	$34,971
Maturing liabilities	4,549,180	10,316,251
Committed asset settlements	10,390	11,140
Capital outflow	110,702	110,702
MPF delivery commitments	42,918	42,918
Other	449	449
Gross uses of funds	4,724,766	10,516,431

Sources of funds
Interest receivable	48,767	80,811
Maturing or projected amortization of assets	11,706,350	18,863,482
Committed liability settlements	37,531	52,532
Cash and due from banks and interest bearing deposits	261,609	261,609
Gross sources of funds	12,054,257	19,258,434

Projected net cash flow	7,329,491	$8,742,003

Less: Secondary uses of funds
Deposit runoff	416,525
Drawdown of standby letters of credit and lines of credit	650,846
Rollover of all maturing advances	3,738,047
Projected funding of MPF master commitments	202,105
Total secondary uses of funds	5,007,523

Structural liquidity	$2,321,968

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

We complied with this regulatory requirement at all times during the year ended December 31, 2017. As of December 31, 2017 and 2016, we held a surplus of $13.2 billion and $13.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO issuance.

Table 39 - Contingency Liquidity (dollars in thousands)

As of December 31, 2017
5 Business Days
Cumulative uses of funds
Interest payable	$11,127
Maturing liabilities	4,549,180
Committed asset settlements	10,390
Drawdown of standby letters of credit	152,846
Other	449
Gross uses of funds	4,723,992

Cumulative sources of funds
Interest receivable	48,767
Maturing or amortizing advances	4,238,047
Committed liability settlements	37,531
Gross sources of funds	4,324,345

Plus: sources of contingency liquidity
Marketable securities	1,750,431
Self-liquidating assets	7,449,000
Cash and due from banks and interest bearing deposits	261,609
Marketable securities available for repo	4,170,189
Total sources of contingency liquidity	13,631,229

Net contingency liquidity	$13,231,582

Additional Liquidity Requirements. The FHFA requires us to maintain, in the aggregate, qualifying assets free from any lien or pledge in an amount at least equal to the amount of our participation in total COs outstanding.

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

We were in compliance with these additional liquidity requirements at all times during the year ended December 31, 2017.

We are focused on maintaining a liquidity and funding balance between our financial assets and financial liabilities. The FHLBanks work collectively to manage the System-wide liquidity and funding management, and the FHLBanks jointly monitor the System’s collective risk arising out of an inability to fully access the capital markets to fund our obligations. In managing and monitoring the amounts of assets that require refunding, we consider contractual maturities of our financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations) and other factors in our discretion.

Balance Sheet Funding Gap Policy. The Bank is exposed to refinancing risk due to the fact that over certain time horizons, it has more liabilities than assets maturing. To adequately fund assets the maturing liabilities must be replaced by new liabilities, which may occur at higher cost, putting spread margin at risk. In order to manage the Bank’s refinancing risk, we maintain an appropriate funding balance between financial assets and financial liabilities and maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected prepayment and call activity. We measure this difference, or gap, as a percentage of total assets under two alternative formats. One funding gap format effectively assumes that all floating rate advances indexed to the discount note auction rate that both mature beyond the three-month or one-year time horizon and are prepayable without fees on coupon reset dates mature within the three-month or one-year time horizon; this assumption results in an adjustment that reduces the funding gap measurement. (Such advances are not subject to margin compression because the cost of the refinanced debt defines the reset rate on the advance coupon.) The other funding gap format includes no such adjustment. The Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 40 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Actual as of December 31, 2017
3-month Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	8.7%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than three-month maturity	20%	10%	0.6%

1-year Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	10.9%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than one-year maturity	20%	10%	3.9%
 _______________________

(1)	The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period.

Funding Concentration Policy. In an effort to limit the liquidity risk potentially associated with a high volume of short-term debt refinancing, effective March 24, 2017, we adopted a funding concentration policy that limits the volume of discount notes outstanding as a proportion of total assets. The policy establishes a management action trigger when discount notes (excluding the amount of discount notes matched to short-term advances) exceed 40 percent of total assets. In addition, we have adopted a separate management action trigger that is triggered when total discount notes exceed 50 percent of assets. Finally, discount notes are limited to no more than 65 percent of total assets.

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

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2017, and December 31, 2016, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $56.1 billion and $57.2 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

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

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 13 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2017, and December 31, 2016. CO bonds outstanding for which we are primarily liable at December 31, 2017, and December 31, 2016, include issued callable bonds totaling $4.4 billion and $4.7 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short repricing intervals. CO discount notes comprised 49.4 percent and 52.5 percent of the outstanding COs for which we are primarily liable at December 31, 2017, and December 31, 2016, respectively, but accounted for 94.1 percent and 89.9 percent of the proceeds from the issuance of such COs during the years ended December 31, 2017 and 2016, respectively.

Table 41 - Short-Term Borrowings (dollars in thousands)

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Outstanding par amount at end of the period	$27,752,860	$30,070,103	$28,487,577	$3,212,640	$447,000	$4,068,050
Weighted-average rate at the end of the period	1.25%	0.47%	0.24%	1.30%	0.71%	0.36%
Daily-average par amount outstanding for the period	$26,489,602	$26,979,622	$25,243,798	$2,126,941	$3,944,741	$2,784,146
Weighted-average rate for the period	0.88%	0.35%	0.11%	1.18%	0.52%	0.26%
Highest par amount outstanding at any month-end	$30,417,341	$30,495,259	$28,487,577	$3,212,640	$6,758,300	$4,072,050

Although we are primarily liable for our portion of COs, that is, those issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $1.0 trillion and $989.3 billion at December 31, 2017 and 2016, respectively. COs are backed only by the combined financial resources of the FHLBanks. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2017, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

Market Conditions for Consolidated Obligations

Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. We note that capacity among our CO underwriters has been occasionally somewhat constrained as a result of the imposition of higher capital requirements on many of our underwriters. So far, this development has not impeded our ability to meet our funding needs. Throughout 2017, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the period covered by this report, CO yields generally moved with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies, including the decision to reduce the Federal Reserve’s holdings of U.S. Treasury obligations and MBS, is potentially an important factor that could shape investor demand for debt, including COs, in 2018. Moreover, expected increases in U.S. Treasury security issuance in response to the fiscal policy implications of the Tax Cut and Jobs Act of 2017 or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at December 31, 2017, was $3.3 billion compared with $3.2 billion at year-end 2016.

Capital stock decreased by $127.6 million during the year ended December 31, 2017, resulting from capital stock repurchases of $1.2 billion offset by the issuance of $1.1 billion of capital stock to support new advances borrowings by members.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2017, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital.

Table 42 - Capital Stock Outstanding by Institution Type (dollars in thousands)

December 31, 2017
Savings institutions	$913,054
Commercial banks	845,063
Credit unions	281,037
Insurance companies	244,414
Community development financial institutions	153
Total GAAP capital stock	2,283,721
Mandatorily redeemable capital stock	35,923
Total regulatory capital stock	$2,319,644

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $35.9 million and $32.7 million at December 31, 2017, and December 31, 2016, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

Capital Rule

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An FHLBank is adequately capitalized if it has sufficient permanent and total capital to meet or exceed its risk-based and minimum capital requirements. FHLBanks that are adequately capitalized have no corrective action requirements. FHLBanks that are not adequately capitalized must submit capital restoration plans, are subject to corrective action requirements and are prohibited from paying dividends, redeeming or repurchasing excess stock, and are subject to certain asset growth restrictions. The FHFA may place critically undercapitalized FHLBanks into conservatorship or receivership.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated December 11, 2017, the Director of the FHFA notified us that, based on September 30, 2017 financial information, we met the definition of adequately capitalized under the Capital Rule. We have not yet received our capital classification based on our December 31, 2017 financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.0 percent at December 31, 2017.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of December 31, 2017, this internal minimum capital requirement equaled $3.0 billion, which was satisfied by our actual regulatory capital of $3.6 billion.

Reduction of Activity-Based Stock Investment Requirement

At the close of business on May 31, 2017, we reduced the activity-based stock investment requirement (ABSIR) for advances with original maturities of more than three months from 4.5 percent to 4.0 percent. We reduced our ABSIR in an effort to gain efficiency in our capital structure, as we currently exceed internal and regulatory minimum capital requirements.

Minimum Retained Earnings Target

At December 31, 2017, we had total retained earnings of $1.3 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock.

Table 43 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2017	$705,924	$1,502,996	$2,208,942	$2,319,644	$110,702
December 31, 2016	670,301	1,695,397	2,365,720	2,443,993	78,273
_______________________

(1)	TSIR is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

On April 3, 2017, we conducted a partial repurchase of excess capital stock under the Excess Stock Management Program. This excess stock repurchase transaction was initiated in response to the decline in advances that we experienced during the quarter ending March 31, 2017.

In May 2017, we announced that we would replace our system of making periodic repurchases of excess capital stock when aggregate excess stock balances exceeded $200 million. We began daily repurchases of excess stock as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock. We currently repurchase excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. Excess stock repurchases for the year ended December 31, 2017 amounted to $1.2 billion.

Restricted Retained Earnings and the Joint Capital Agreement

At December 31, 2017, our total retained earnings included $267.3 million in restricted retained earnings. Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings. The Joint Capital Agreement, the terms of which are reflected in the capital plans of the 11 FHLBanks, is a voluntary capital initiative among the FHLBanks, intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate a certain amount, generally not less than 20 percent of each of its quarterly net income (net of that FHLBank's obligation to its AHP) and adjustments to prior net income, to a restricted retained earnings account until the total amount in that account is equal to one percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). The FHLBanks commenced this obligation with their results at September 30, 2011. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. At December 31, 2017, our total required contribution to the restricted retained earnings account was $548.9 million compared with our total contribution on that date of $267.3 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides:

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

Table 44 - Contractual Obligations (dollars in thousands)

	As of December 31, 2017
	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Consolidated obligation bonds(1)	$28,325,150	$12,186,510	$8,416,710	$4,332,235	$3,389,695
Estimated interest payments on long-term debt(2)	1,850,383	427,786	528,727	307,003	586,867
Capital lease obligations	104	41	63	—	—
Operating lease obligations	15,978	2,666	5,367	5,382	2,563
Mandatorily redeemable capital stock	35,923	4,438	27,433	4,022	30
Commitments to invest in mortgage loans	42,918	42,918	—	—	—
Pension and post-retirement contributions	23,076	2,089	7,894	4,014	9,079
Total contractual obligations	$30,293,532	$12,666,448	$8,986,194	$4,652,656	$3,988,234
_______________________

(1)
Includes CO bonds outstanding at December 31, 2017, at par value, based on the contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2017, has been used to estimate future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

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

We have identified three accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, and accounting for deferred premiums and discounts on prepayable assets. The Audit Committee of our board of directors has reviewed these estimates.

Accounting for Derivatives

Derivatives are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on the type of hedge transaction. All of our derivatives are either 1) derivative contracts structured to offset some or all of the risk exposure inherent in our member-lending, investment, and funding activities 2) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, or 3) embedded in a host financial instrument, such as an advance or an investment security. We are required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivatives positioned to mitigate market-risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, our reported earnings may exhibit considerable variability. We generally employ hedging techniques that are effective under the hedge-accounting requirements. However, not all of our hedging relationships meet the hedge-accounting requirements. In some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available, and available derivatives did not meet hedge accounting requirements. As required by FHFA regulation and our policy, derivatives that do not qualify as hedging instruments pursuant to GAAP may be used only if we document a nonspeculative purpose.

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

Beginning in November 2014, we discontinued the use of short-cut hedge accounting for new hedge relationships entered into after that date. Short-cut hedge relationships entered into prior to that date will continue as short-cut hedge relationships until they mature or are terminated.

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

We use the LIBOR swap curve to discount cash flows on all associated hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. For any such hedging relationship where the valuation of the derivative transaction is based on the OIS curve, there could be an increase in hedge ineffectiveness that in turn could result in the loss of hedge accounting for certain hedge relationships. Loss of hedge accounting for those hedge relationships would lead to increased net income volatility, which could be material. However, through December 31, 2017, no hedge relationships failed our hedge effectiveness criteria as a result of using the OIS curve as the discount rate for the derivative and the LIBOR swap curve as the discount rate for the hedged item.

The fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or mutual optional termination at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity date, the effect of fair values is normally only a timing issue.

For derivatives and hedged items that meet the requirements described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivatives where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2017, we held derivatives that are marked to market with no offsetting qualifying hedged item including $1.2 billion notional of interest-rate swaps with a fair value of $(2.6) million, and $42.9 million notional of mortgage-delivery commitments with a fair value of

$142,000. The following table shows the estimated changes in the fair value of the interest-rate swaps under alternative parallel interest-rate shifts:

Table 45 - Estimated Change in Fair Value of Undesignated Derivatives (dollars in thousands)

		As of December 31, 2017
	-150 basis points	-100 basis points	-50 basis points	+50 basis points	+100 basis points	+150 basis points
Change from base case
Interest-rate swaps	$(37,342)	$(20,906)	$(8,114)	$4,620	$7,442	$9,620

These derivatives economically hedge certain advances, investment securities, and CO bonds. Although these economic hedges do not qualify or were not designated for hedge accounting, they are an acceptable hedging strategy under our risk-management program. Our projections of changes in value of the derivatives have been consistent with actual experience.

Fair-Value Estimates

Overview. We measure certain assets and liabilities, including investment securities classified as available-for-sale or trading, as well as all derivatives and mandatorily redeemable capital stock at fair value on a recurring basis. Additionally, certain held-to-maturity securities are measured at fair value on a nonrecurring basis due to the recognition of other-than-temporary impairment. Management also estimates the fair value of some of the collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses. The book values and fair values of our financial assets and liabilities, along with a description of the valuation techniques used to determine the fair values of these financial instruments, is disclosed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Fair Values.

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

Valuation of Investment Securities. As of December 31, 2017, three vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the three prices. We have conducted reviews of the three pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

Deferred Premium/Discount Associated with Prepayable Mortgage-Backed Securities

When we purchase MBS, we often pay an amount that is different from the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher, and a discount if the purchase price is lower. Accounting guidance permits us to amortize (or accrete) these premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset's estimated life.

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

In general, lower prevailing interest rates are expected to result in the acceleration of premium and discount amortization and accretion, compared with the effect of higher prevailing interest rates that would tend to decelerate the amortization and accretion of premiums and discounts. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization will also be impacted by differences between projected prepayments and actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and the response of borrowing consumers in terms of refinancing activity to future market conditions even if the market conditions were known. However, actual prepayment speeds observed in these rate environments can be influenced by factors such as home price trends and lender credit underwriting standards.

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios and including accretion associated with a significant increase in a security's expected cash flows, for the years ended December 31, 2017, 2016, and 2015, was a net increase to income of $10.9 million, $15.5 million, and $19.5 million, respectively.

RECENT ACCOUNTING DEVELOPMENTS

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Minority and Women Inclusion. The FHFA’s final rule amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion was published on July 25, 2017, and became effective on August 24, 2017. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and participation of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLBank business and activities, including management, employment, customer outreach and access, MWDOB participation in financial transactions with the FHLBank, and contracting. The final rule:

•
requires each FHLBank to develop stand-alone diversity and inclusion strategic plans or incorporate diversity and inclusion into its existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourages each FHLBank to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	requires each FHLBank to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•	requires each FHLBank to amend its policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•
requires each FHLBank to report data regarding the number of diverse individuals currently in supervisory or managerial positions and its strategies for promoting the diversity of supervisors and managers;

•
requires each FHLBank to provide information in its annual reports to the FHFA about its efforts to advance diversity and inclusion through financial transactions, identification of ways in which it might be able to improve MWDOB business with the FHLBank by enhancing customer access by MWDOB businesses, including through its affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•	requires each FHLBank to classify and provide additional data in its annual reports about the number of and amounts paid under its contracts with MWDOB.

We do not expect this final rule to materially affect our financial condition or results of operations, but anticipate that it may result in increased compliance costs and substantially increase the amount of data tracking, monitoring, and reporting that will be required of us.

FHLBank Capital Requirements. On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a NRSRO. The proposed rule would, instead, require that the FHLBanks establish their own internal rating methodology to be used in place of the NRSRO ratings. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances, collateralized mortgage obligations, commercial mortgage-backed securities, and derivatives. The proposed rule would impose a new credit risk capital charge for cleared derivatives. The FHFA proposes to retain, for now, the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters would remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking or guidance.

We submitted a joint comment letter with the other FHLBanks on August 31, 2017. We do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations. Additionally, to date, the FHFA has not yet formally proposed new liquidity requirements; however, to the extent that new regulations or guidance increase our liquidity requirements in the future, our business activities and operations could be adversely affected.

Information Security Management Advisory Bulletin. On September 28, 2017, the FHFA issued Advisory Bulletin 2017-02, which supersedes previous guidance on an FHLBank’s information security program. The Advisory Bulletin describes three main components of an information security program and provides the expectation that each FHLBank will use a risk-based approach to implement its information security program. The Advisory Bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

We do not expect this advisory bulletin to materially affect our financial condition or results of operations.

Other Significant Developments

FRB, FDIC and OCC Final Rules on Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs). On September 12, 2017, the Federal Reserve Board (FRB) published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIBs) regulated by the FRB to amend their covered QFCs to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as repos) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, and on November 29, 2017, the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC), respectively, adopted rules substantively identical to the FRB rule, both effective January 1, 2018, with respect to QFCs entered into with certain FDIC-and OCC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC- or OCC-supervised institutions. These rules may impact our ability to terminate business relationships with covered entities and could adversely impact the amount we recover in the event of the bankruptcy or receivership of a covered entity. However, we do not expect these final rules to materially affect our financial condition or results of operations.

OCC, FRB, FDIC, Farm Credit Administration, and Finance Agency Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On February 21, 2018, OCC, FRB, FDIC, Farm Credit Administration, and FHFA published a joint proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s, and FDIC’s final QFC rules, and to clarify that a legacy swap will not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC Rules.

Comments on the proposed rule are due by April 23, 2018. We continue to evaluate the proposed rule, but we do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. Previously, the FRB had convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. In June 2017, the ARRC recommended an alternative reference rate, the Secured Overnight Financing Rate, and in December 2017, the FRB announced plans to begin publishing that rate and two other alternative rates beginning in the second quarter of 2018. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternative interest rate indices or reference rates. As noted throughout this report, many of our assets and liabilities are indexed to LIBOR. At this time, it is not possible to predict whether LIBOR will cease to be available after 2021 or what the anticipated impact of these developments will be on our business, results of operations and financial condition. Because we routinely engage in transactions involving financial instruments that reference LIBOR, these developments could have a material impact on us. See Item 1A. Risk Factors — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 28, 2018, Moody’s long-and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a stable outlook.

As of February 28, 2018, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

We also incur interest-rate risk in the investment of our capital stock and retained earnings in interest-earning assets. Traditionally we have sought to match our capital against liquid short-term money-market assets to maintain liquidity and to provide our members with a money-market-based return on capital that is responsive to changes in prevailing interest rates over time. While this capital investment strategy is comparatively risk-neutral in terms of our market risk, it exposes our interest income to the level and volatility of interest rates in the markets. As the FOMC sought to stimulate the U.S. economy during and after the prolonged economic recession through a low-rate accommodative policy, the net interest income realized on our investments was lower than could have been realized on alternative longer-term investments.

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

COs may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2017, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $15.5 billion, compared with $13.5 billion at December 31, 2016, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.2 billion and $667.0 million at December 31, 2017, and December 31, 2016, respectively.

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

Investments and Mortgage Loans

We hold certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At December 31, 2017, and December 31, 2016, this portfolio of hedged investments had an amortized cost of $881.4 million and $900.4 million, respectively.

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

Swapped Consolidated Obligation Debt

We may also issue bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $6.2 billion, or 21.9 percent of our total outstanding CO bonds at December 31, 2017, compared with $7.6 billion, or 28.1 percent of total outstanding CO bonds, at December 31, 2016.

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

For purposes of measuring this ratio, the BVE is equal to our permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2017, our MVE was $3.6 billion and our BVE was $3.6 billion. At December 31, 2016, our MVE was $3.6 billion and our BVE was $3.7 billion. Our ratio of MVE to BVE was 100 percent at December 31, 2017, compared with 98 percent at December 31, 2016.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent with an associated management action trigger of 130 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2017, and December 31, 2016, that ratio was 156 percent and 148 percent, respectively.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR stress scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992.

Table 46 below presents the historical simulation VaR estimate as of December 31, 2017, and December 31, 2016, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 120-business-day time horizon that is measured monthly beginning with the most current month-end and going back to 1992.

Table 46 - Value-at-Risk (dollars in millions)

	Value-at-Risk (Gain) Loss Exposure (1)
	December 31, 2017		December 31, 2016
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	0.17%	$6.1	(0.01)%	$(0.4)
75%	1.13	41.1	0.51	18.5
95%	3.51	127.5	1.87	67.4
99%	4.69	170.1	3.29	118.8
_______________________

(1)
To be consistent with FHFA guidance, we have excluded VaR stress scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)	Loss exposure is expressed as a percentage of base MVE.

The following table outlines our VaR exposure to the 99th percentile, consistent with FHFA regulations, over 2017 and 2016.
Table 47 - Value-at-Risk 99th Percentile (dollars in millions)

	2017	2016
Year ending December 31	$170.1	$118.8
Average month-end VaR for year ending December 31	159.1	105.6
Maximum month-end VaR during the year ending December 31	177.7	127.7
Minimum month-end VaR during the year ending December 31	133.0	80.8

Our risk-management policy requires that VaR not exceed $350.0 million with an associated management action trigger of $275.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' Risk Committee of such breach. We complied with our VaR limit at all times during the year ended December 31, 2017.

Duration of Equity. Another measure of risk that we use is duration of equity. Duration of equity is calculated as the estimated percentage change to MVE for a 100 basis point parallel rate shock. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and a depreciation in shareholder value for increasing rate environments. We have established a limit of +/- 4.0 years for duration of equity with an associated management action trigger of +/- 3.5 years based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Should the limit be exceeded, our policies require us to notify our board of directors' Risk Committee of such breach. We complied with our duration of equity limit at all times during the year ended December 31, 2017.

As of December 31, 2017, our duration of equity was -0.46 years, compared with +1.67 years at December 31, 2016.

Convexity Management Action Trigger and Limit. We measure MVE sensitivity (convexity) by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent. Our policies require management to notify the board of director’s Risk Committee if the limit is breached. As noted in Table 48 below, we were in compliance with the limit at each of December 31, 2017, and December 31, 2016.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point parallel rate shock) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities, are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes, greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration shorter than our liabilities. Our duration gap was -0.33 months at December 31, 2017, compared with +1.17 months at December 31, 2016.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. Beginning in 2017, changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential, additional other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where our projected return on regulatory capital would fall below three-month LIBOR over the following 12-month horizon in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2017, and December 31, 2016, showed that in the worst-case scenario, our return on regulatory capital falls to 141 basis points and 207 basis points, respectively, above the average yield on three-month LIBOR in an up 300 basis point parallel rate shock scenario across all yield curves.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 6.0 percent as of December 31, 2017, compared with 5.8 percent as of December 31, 2016.
Our economic capital ratio was not below 4.0 percent at any time during the year ended December 31, 2017.

Table 48 - Market and Interest-Rate Risk Metrics (dollars in millions)

	December 31, 2017
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,362	$3,345	$3,534	$3,628	$3,585	$3,484	$3,365
Percent change in MVE from base	(7.3)%	(7.8)%	(2.6)%	—%	(1.2)%	(4.0)%	(7.2)%
MVE/BVE	93%	92%	97%	100%	99%	96%	93%
MVE/Par Stock	145%	144%	152%	156%	155%	150%	145%
Duration of Equity	+0.75 years	-2.58 years	-4.67 years	-0.46 years	+2.26 years	+3.15 years	+3.76 years
Return on Regulatory Capital less 3-month LIBOR	1.62%	1.73%	2.17%	2.42%	2.23%	1.87%	1.41%
Net income percent change from base	(63.21)%	(59.42)%	(28.50)%	—%	18.56%	32.98%	44.98%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2016
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,385	$3,485	$3,618	$3,606	$3,506	$3,379	$3,240
Percent change in MVE from base	(6.1)%	(3.3)%	0.3%	—%	(2.8)%	(6.3)%	(10.1)%
MVE/BVE	92%	95%	99%	99%	96%	92%	89%
MVE/Par Stock	138%	143%	148%	148%	143%	138%	133%
Duration of Equity	-1.64 years	-3.35 years	-1.11 years	+1.67 years	+3.39 years	+3.93 years	+4.42 years
Return on Regulatory Capital less 3-month LIBOR	2.40%	2.58%	2.93%	2.86%	2.59%	2.35%	2.07%
Net income percent change from base	(41.60)%	(37.28)%	(22.70)%	—%	18.24%	37.13%	55.24%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2017, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Boston

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Boston (the "FHLBank") as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Boston, Massachusetts
March 16, 2018

We have served as the FHLBank's auditor since 1990.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$261,673	$520,031
Interest-bearing deposits	246	278
Securities purchased under agreements to resell	5,349,000	5,999,000
Federal funds sold	3,450,000	2,700,000
Investment securities:
Trading securities	191,510	612,622
Available-for-sale securities - includes $1,414 and $7,968 pledged as collateral at December 31, 2017 and 2016, respectively that may be repledged	7,324,736	6,588,664
Held-to-maturity securities - includes $6,444 and $23,618 pledged as collateral at December 31, 2017 and 2016, respectively that may be repledged (a)	1,626,122	2,130,767
Total investment securities	9,142,368	9,332,053
Advances	37,565,967	39,099,339
Mortgage loans held for portfolio, net of allowance for credit losses of $500 and $650 at December 31, 2017 and 2016, respectively	4,004,737	3,693,894
Loans to other FHLBanks	400,000	—
Accrued interest receivable	94,100	84,653
Premises, software, and equipment, net	6,388	5,211
Derivative assets, net	34,786	61,598
Other assets	52,681	49,529
Total Assets	$60,361,946	$61,545,586
LIABILITIES
Deposits
Interest-bearing	$450,922	$444,897
Non-interest-bearing	26,147	37,266
Total deposits	477,069	482,163
Consolidated obligations (COs):
Bonds	28,344,623	27,171,434
Discount notes	27,720,906	30,053,964
Total consolidated obligations	56,065,529	57,225,398
Mandatorily redeemable capital stock	35,923	32,687
Accrued interest payable	90,626	80,822
Affordable Housing Program (AHP) payable	81,600	81,627
Derivative liabilities, net	300,450	357,876
Other liabilities	45,619	40,235
Total liabilities	57,096,816	58,300,808
Commitments and contingencies (Note 19)
CAPITAL
Capital stock – Class B – putable ($100 par value), 22,837 shares and 24,113 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,283,721	2,411,306
Retained earnings:
Unrestricted	1,041,033	987,711
Restricted	267,316	229,275
Total retained earnings	1,308,349	1,216,986
Accumulated other comprehensive loss	(326,940)	(383,514)
Total capital	3,265,130	3,244,778
Total Liabilities and Capital	$60,361,946	$61,545,586
_______________________________________
(a)   Fair values of held-to-maturity securities were $1,903,227 and $2,372,290 at December 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2017	2016	2015
INTEREST INCOME
Advances	$514,176	$337,150	$239,365
Prepayment fees on advances, net	898	3,753	7,637
Securities purchased under agreements to resell	27,486	11,474	4,825
Federal funds sold	58,642	22,562	6,481
Investment securities:
Trading securities	10,604	9,194	9,144
Available-for-sale securities	118,270	115,854	97,557
Held-to-maturity securities	79,534	87,250	96,475
Prepayment fees on investments	189	479	661
Total investment securities	208,597	212,777	203,837
Mortgage loans held for portfolio	125,002	119,910	122,704
Other	2,088	538	73
Total interest income	936,889	708,164	584,922
INTEREST EXPENSE
Consolidated obligations:
Bonds	421,622	361,006	329,285
Discount notes	233,081	93,362	28,221
Total consolidated obligations	654,703	454,368	357,506
Deposits	3,615	679	77
Mandatorily redeemable capital stock	1,558	1,364	1,636
Other borrowings	10	4	6
Total interest expense	659,886	456,415	359,225
NET INTEREST INCOME	277,003	251,749	225,697
Reduction of provision for credit losses	(96)	(277)	(330)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	277,099	252,026	226,027
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(108)	(1,974)	(1,284)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(1,346)	(1,336)	(2,775)
Net other-than-temporary impairment losses on investment securities, credit portion	(1,454)	(3,310)	(4,059)
Litigation settlements	20,761	39,211	184,879
Service fees	8,697	7,701	8,050
Net unrealized losses on trading securities	(6,078)	(4,410)	(4,890)
Net gains (losses) on derivatives and hedging activities	551	(8,591)	(11,260)
Other	435	(1,277)	(719)
Total other income	22,912	29,324	172,001
OTHER EXPENSE
Compensation and benefits	48,206	47,089	46,089
Other operating expenses	24,342	23,008	20,921
Federal Housing Finance Agency (the FHFA)	3,800	3,643	3,791
Office of Finance	3,260	3,011	3,006
Other	8,893	11,995	2,575
Total other expense	88,501	88,746	76,382
INCOME BEFORE ASSESSMENTS	211,510	192,604	321,646
AHP	21,307	19,397	32,328
NET INCOME	$190,203	$173,207	$289,318

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)
	For the Year Ended December 31,
	2017	2016	2015
Net income	$190,203	$173,207	$289,318
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	14,478	909	(64,095)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	34,161	37,406	46,157
Net unrealized gains relating to hedging activities	7,751	23,050	10,191
Pension and postretirement benefits	184	(2,282)	2,136
Total other comprehensive income (loss)	56,574	59,083	(5,611)
Comprehensive income	$246,777	$232,290	$283,707

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2017, 2016, and 2015 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2014	24,131	$2,413,114	$764,888	$136,770	$901,658	$(436,986)	$2,877,786
Comprehensive income			231,454	57,864	289,318	(5,611)	283,707
Proceeds from sale of capital stock	2,691	269,076					269,076
Repurchase of capital stock	(3,454)	(345,474)					(345,474)
Shares reclassified to mandatorily redeemable capital stock	(1)	(54)					(54)
Cash dividends on capital stock			(62,128)		(62,128)		(62,128)
BALANCE, DECEMBER 31, 2015	23,367	2,336,662	934,214	194,634	1,128,848	(442,597)	3,022,913
Comprehensive income			138,566	34,641	173,207	59,083	232,290
Proceeds from sale of capital stock	4,554	455,451					455,451
Repurchase of capital stock	(3,808)	(380,767)					(380,767)
Shares reclassified to mandatorily redeemable capital stock	—	(40)					(40)
Cash dividends on capital stock			(85,069)		(85,069)		(85,069)
BALANCE, DECEMBER 31, 2016	24,113	2,411,306	987,711	229,275	1,216,986	(383,514)	3,244,778
Comprehensive income			152,162	38,041	190,203	56,574	246,777
Proceeds from sale of capital stock	10,677	1,067,674					1,067,674
Repurchase of capital stock	(11,866)	(1,186,589)					(1,186,589)
Shares reclassified to mandatorily redeemable capital stock	(87)	(8,670)					(8,670)
Cash dividends on capital stock			(98,840)		(98,840)		(98,840)
BALANCE, DECEMBER 31, 2017	22,837	$2,283,721	$1,041,033	$267,316	$1,308,349	$(326,940)	$3,265,130

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$190,203	$173,207	$289,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(12,892)	(40,332)	(58,337)
Reduction of provision for credit losses	(96)	(277)	(330)
Change in net fair-value adjustments on derivatives and hedging activities	8,554	25,341	26,565
Net other-than-temporary impairment losses on investment securities, credit portion	1,454	3,310	4,059
Other adjustments	4,637	9,492	(233)
Net change in:
Market value of trading securities	6,078	4,410	4,890
Accrued interest receivable	(9,452)	(218)	(7,031)
Other assets	(3,147)	(1,444)	(2,022)
Accrued interest payable	9,804	(446)	(9,956)
Other liabilities	5,883	(7,334)	30,179
Total adjustments	10,823	(7,498)	(12,216)
Net cash provided by operating activities	201,026	165,709	277,102

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	52,274	(16,949)	(47,431)
Securities purchased under agreements to resell	650,000	701,000	(1,450,000)
Federal funds sold	(750,000)	(580,000)	430,000
Premises, software, and equipment	(2,754)	(3,381)	(1,155)
Loans to other FHLBanks	(400,000)	—	—
Trading securities:
Proceeds	1,032,652	12,692	9,944
Purchases	(618,051)	(399,155)	—
Available-for-sale securities:
Proceeds from long-term	1,462,091	1,299,593	963,719
Purchases of long-term	(2,222,738)	(1,618,180)	(1,884,234)
Held-to-maturity securities:
Proceeds from long-term	568,279	589,470	774,687
Advances to members:
Repaid	487,707,464	345,626,842	343,453,372
Originated	(486,239,305)	(348,770,289)	(346,147,412)
Mortgage loans held for portfolio:
Proceeds	472,636	587,203	560,553
Purchases	(794,914)	(715,274)	(677,879)
Proceeds from sale of foreclosed assets	3,502	5,075	7,631
Net cash provided by (used in) investing activities	921,136	(3,281,353)	(4,008,205)

FINANCING ACTIVITIES
Net change in deposits	(5,594)	(339)	113,731
Net payments on derivatives with a financing element	(4,101)	(13,268)	(17,787)
Net proceeds from issuance of consolidated obligations:

Discount notes	170,645,541	163,426,877	142,833,896
Bonds	10,655,859	18,313,281	11,782,583
Bonds transferred from other Federal Home Loan Banks	—	—	87,783
Payments for maturing and retiring consolidated obligations:
Discount notes	(172,999,084)	(161,858,661)	(139,669,947)
Bonds	(9,449,955)	(16,466,706)	(11,874,284)
Proceeds from issuance of capital stock	1,067,674	455,451	269,076
Payments for repurchase of capital stock	(1,186,589)	(380,767)	(345,474)
Payments for redemption of mandatorily redeemable capital stock	(5,434)	(9,342)	(256,664)
Cash dividends paid	(98,837)	(85,069)	(62,128)
Net cash (used in) provided by financing activities	(1,380,520)	3,381,457	2,860,785
Net (decrease) increase in cash and due from banks	(258,358)	265,813	(870,318)
Cash and due from banks at beginning of the year	520,031	254,218	1,124,536
Cash and due from banks at end of the year	$261,673	$520,031	$254,218
Supplemental disclosures:
Interest paid	$667,629	$505,267	$430,381
AHP payments	$18,628	$18,575	$16,716
Noncash transfers of mortgage loans held for portfolio to other assets	$2,618	$3,112	$6,950

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Background Information

We are a federally chartered corporation and one of 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHLBanks are government-sponsored enterprises (GSEs) that were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to serve the public by enhancing the availability of credit for residential mortgages, targeted community development and economic growth. Each FHLBank operates in a specifically defined geographic territory, or district. We provide a readily available, competitively priced source of funds to our members and certain nonmember institutions located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs) and insurance companies with their principal places of business in New England and engaged in residential housing finance, may apply for membership. Additionally, certain nonmember institutions (referred to as housing associates) that meet applicable legal criteria may also borrow from us. While eligible to borrow, housing associates are not our members and, therefore, are not allowed to hold capital stock. As we are a cooperative, current and former members own all of our outstanding capital stock and may receive dividends on their investment. We do not have any wholly or partially owned subsidiaries, and we do not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

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

The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established to facilitate the issuance and servicing of the FHLBanks' COs and to prepare the combined quarterly and annual financial reports of all the FHLBanks. As provided by the FHLBank Act, and applicable regulations, COs are backed only by the financial resources of all the FHLBanks and are our primary source of funds. Deposits, other borrowings, and the issuance of capital stock, which is principally held by our current and former members, provide other funds. We primarily use these funds to provide loans, called advances, to invest in single-family mortgage loans under the Mortgage Partnership Finance® (MPF®) program, and also to fund other investments. In addition, we offer correspondent services, such as wire-transfer, investment-securities-safekeeping, and settlement services.

"Mortgage Partnership Finance", "MPF" and MPF Xtra are registered trademarks of the FHLBank of Chicago.

Note 1 — Summary of Significant Accounting Policies

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The most significant of these estimates include but are not limited to, accounting for derivatives, fair-value estimates, and deferred premium/discounts associated with prepayable assets. Actual results could differ from these estimates.

Fair Value

We determine the fair-value amounts recorded on the statement of condition and in the note disclosures for the periods presented by using available market and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of these financial instruments, there are inher ent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 18 — Fair Values for more information.

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

Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. At December 31, 2017 and 2016, we had $5.3 billion and $6.0 billion in securities purchased under agreements to resell. There were no offsetting amounts related to these securities at December 31, 2017 and 2016.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at cost. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that we consider to be of investment quality. Securities purchased under agreements to resell are treated as short-term collateralized loans that are classified as assets in the statement of condition. These securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians, which we have approved. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to provide additional securities in safekeeping in our name in an amount equal to the decrease or remit cash in such amount. If the counterparty defaults on this obligation, we will decrease the dollar value of the resale agreement accordingly. We have not sold or repledged the collateral received on securities purchased under agreements to resell. Securities purchased under agreements to resell averaged $3.0 billion during 2017 and $3.4 billion during 2016, and the maximum amount outstanding at any month-end during 2017 and 2016 was $5.3 billion and $7.0 billion, respectively.

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

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivatives, or in an economic hedging relationship, are recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities. For available-for-sale securities that have been hedged under fair-value hedge designations, we record the portion of the change in the fair value of the investment related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities.

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

•
When the prepayment of an advance is followed by disbursement of a new advance and the transactions effectively represent a modification of the previous advance, the prepayment fee received is deferred, recorded as a discount to the modified advance, and accreted over the life of the new advance.

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

Mortgage Loans Held for Portfolio

We participate in the MPF program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 9 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2017, all our investments in mortgage loans are held for portfolio. Accordingly, these investments are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from investments initially classified as mortgage loan commitments, direct write-downs, and the allowance for credit losses on mortgage loans.

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

Real Estate Owned

Real-estate-owned property (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is recorded as other assets in the statement of condition and is carried at the lower of cost or fair value less estimated selling costs. At December 31, 2017 and 2016, we had $1.8 million and $2.2 million, respectively, in assets classified as REO. Fair value is derived from third-party valuations of the property. If the fair value of the REO less estimated selling costs is less than the recorded investment in the MPF loan at the date of transfer, we recognize a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.

Derivatives

All derivatives are recognized on the statement of condition at fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and certain variation margin, and accrued interest received from or pledged to clearing members and/or counterparties. We offset fair-value amounts recognized for derivatives and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same clearing member and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Derivative assets and derivative liabilities reported on the statement of condition also include net accrued interest. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

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

We utilize two derivatives clearing organizations (DCOs), for all cleared derivative transactions, Chicago Mercantile Exchange, Inc. (CME Inc.) and LCH Limited (LCH Ltd.). Effective January 3, 2017, CME Inc. made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral transfers. Throughout 2017, we continued to characterize our variation margin related to LCH Ltd. contracts as cash collateral. However, effective January 16, 2018, LCH Ltd. also made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral transfers. At both DCOs, initial margin is considered cash collateral.

Accounting for Fair-Value and Cash-Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair-value or cash-flow hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk are recorded either in earnings in the case of fair-value hedges or other comprehensive income (loss) in the case of cash-flow hedges. For cash flow hedges, we measure effectiveness using the hypothetical derivative method, which compares the cumulative change in fair value of the actual derivative designated as the hedging instrument to the cumulative change in fair value of a hypothetical derivative having terms that identically match the critical terms of the hedged forecasted transaction.

Our approaches to hedge accounting are:

•
long-haul hedge accounting, which generally requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transaction attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods; and

•
short-cut hedge accounting, which can be used for transactions for which the assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest-rate swap is considered to be highly effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. Beginning in November 2014, to streamline certain operational processes, we discontinued the use of short-cut hedge accounting for new hedge relationships entered into after that date; short-cut hedge relationships entered into prior to that date will continue as short-cut hedge relationships until they mature or are terminated.

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

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is highly effective, are recorded in other comprehensive income (loss), a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction attributable to the hedged risk) is recorded in other income (loss) as net gains (losses) on derivatives and hedging activities.

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

If it is no longer probable that a forecasted transaction will occur by the end of the originally expected period or within two months thereafter, we immediately recognize in earnings the gain or loss that was in accumulated other comprehensive loss.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2017, and 2016, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 8 — Advances for the fair value of these embedded derivatives.

Premises, Software, and Equipment

We record premises, software, and equipment at cost less accumulated depreciation and amortization and compute depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. We amortize leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. We include gains and losses on disposal of premises, software, and equipment in other income (loss) on the statement of operations. The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. At December 31, 2017, and 2016, we had $4.4 million and $1.8 million, respectively, in unamortized computer software costs.

Accumulated Depreciation and Amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $16.4 million and $15.8 million at December 31, 2017, and 2016, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for premises, software, and equipment was $1.4 million, $1.5 million, and $1.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts include $719,000, $640,000, and $820,000 of amortization of computer software costs for the years ended December 31, 2017, 2016, and 2015, respectively.

Disposal of Premises, Software, and Equipment. Net realized losses on disposal of premises, software, and equipment were $178,000 and $65,000 for the years ended December 31, 2017 and December 31, 2015, respectively. There were no realized gains or losses on disposal of premises, software, and equipment for the year ended December 31, 2016.

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

Restricted Retained Earnings

The joint capital enhancement agreement, as amended (the Joint Capital Agreement) requires each FHLBank to contribute 20 percent of its quarterly net income to a separate restricted retained earnings account at that FHLBank until that account balance equals at least one percent of that FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the previous quarter. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition.

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

Related-Party Activities

We define related parties as members who owned 10 percent or more of the voting interests of our outstanding capital stock at any time during the year. See Note 20 — Transactions with Shareholders for additional information.

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2016 and 2015 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2017.

Note 2 — Recently Issued and Adopted Accounting Guidance

Becoming effective January 1, 2018

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employers disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the statement of operations and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance became effective for us for the interim and annual periods beginning on January 1, 2018. Upon adoption, this guidance will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The changes outlined in the guidance will primarily impact the presentation of the statement of operations, but will not impact net income. As such, adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows. For the years ended December 31, 2017 and 2016, we recorded $1.4 million and $1.6 million, respectively, of non-service cost components of net benefit cost as compensation and benefits expense in the statements of operations. Upon adoption of the amended guidance in 2018, these amounts will be reclassified to other non-interest expense in the statements of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance requires, among other things, that we:

•
Present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when we elect to measure the liability at fair value in accordance with the fair value option for financial instruments.

•
Present separately financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statement of condition or the accompanying notes to the financial statements.

•
Discontinue the disclosure of the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statement of condition.

This guidance became effective for us for the interim and annual periods beginning on January 1, 2018. The adoption of this guidance will affect our disclosures in the future. However, this guidance is not expected to have a material effect on our financial condition, results of operations, and cash flows.

Becoming effective January 1, 2019

Targeted Improvements to Accounting for Hedging Activities, On August 28, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

•	Measurement of the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception;

•	Measurement of the hedged item in a partial-term fair value hedge of interest-rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged;

•
Consideration of only how changes in the benchmark interest rate affect a decision to settle a prepayable instrument before its scheduled maturity in calculating the change in the fair value of the hedged item attributable to interest-rate risk;

•
For a cash flow hedge of interest-rate risk of a variable-rate financial instrument, an entity could designate as the hedged risk the variability in cash flows attributable to the contractually specified interest-rate;

•
For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, an entity can designate an amount that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows (the “last-of-layer” method) into a hedging relationship;

•	An entity can perform subsequent assessments of hedge effectiveness qualitatively in instances where initial quantitative testing is required; and

•
For financial instruments eligible to be designated as a hedged item under the last-of-layer method, a one-time reclassification of prepayable financial instruments from held-to-maturity to available-for-sale at the date of adoption is permitted.

This guidance becomes effective for us for interim and annual periods beginning on January 1, 2019, and while early adoption is permitted, we do not intend to adopt this guidance early. For all cash flow hedges existing on the date of adoption, this guidance will be applied through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance is required only prospectively. We are in the process of evaluating this guidance, and its anticipated effect on our financial condition, results of operations, and cash flows has not yet been determined.

Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the FASB issued amended guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This guidance is effective for us for interim and annual periods beginning on January 1, 2019, and while early adoption is permitted, we do not intend to adopt this guidance early. This guidance will be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We currently do not have a significant amount of assets that are in scope to be evaluated under the updated guidance. As such, adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows.

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2019, and while early application is permitted, we do not intent to adopt the new guidance early. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Becoming effective January 1, 2020

Financial Instruments - Credit Losses. On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The new guidance requires a financial asset, or a group of financial assets, measured at amortized cost to be presented at the net amount expected to be collected over the contractual term of the financial asset(s). The guidance also requires, among other things, that we:

•
Reflect in the statement of operations the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.

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

•	Further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination.

This guidance is effective for us for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018; however, we do not intend to adopt the new guidance early. This guidance is required to be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. While we are in the process of evaluating this guidance, we expect the adoption of the guidance will result in an increase in the allowance for credit losses given the requirement to assess losses for the entire estimated life of the financial asset. The effect on our financial condition, results of operations, and cash flows will depend upon the composition of our financial assets held at the adoption date as well as the economic conditions and forecasts at that time.

Note 3 — Cash and Due from Banks

Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank of Boston.

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $45.5 million and $165.6 million for the years ended December 31, 2017 and 2016, respectively.

Note 4 — Trading Securities

Table 4.1 - Trading Securities by Major Security Type (dollars in thousands)

	December 31, 2017	December 31, 2016
U.S. Treasury obligations	$—	$399,521

MBS
U.S. government-guaranteed – single-family	6,807	8,494
GSEs – single-family	346	768
GSEs – multifamily	184,357	203,839
	191,510	213,101
Total	$191,510	$612,622

Net unrealized losses on trading securities for the years ended December 31, 2017, 2016 and 2015, amounted to $6.1 million, $4.4 million and $4.9 million, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	December 31, 2017
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$42,700	$—	$(5,017)	$37,683
Supranational institutions	438,667	—	(20,382)	418,285
U.S. government-owned corporations	313,985	—	(21,908)	292,077
GSEs	128,744	—	(7,401)	121,343
	924,096	—	(54,708)	869,388
MBS
U.S. government guaranteed – single-family	98,720	55	(2,998)	95,777
U.S. government guaranteed – multifamily	447,975	—	(4,602)	443,373
GSEs – single-family	4,625,333	1,194	(63,535)	4,562,992
GSEs – multifamily	1,350,943	2,263	—	1,353,206
	6,522,971	3,512	(71,135)	6,455,348
Total	$7,447,067	$3,512	$(125,843)	$7,324,736
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

	December 31, 2016
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

Table 5.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	December 31, 2017
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$29,345	$(4,005)	$8,338	$(1,012)	$37,683	$(5,017)
Supranational institutions	—	—	418,285	(20,382)	418,285	(20,382)
U.S. government-owned corporations	—	—	292,077	(21,908)	292,077	(21,908)
GSEs	—	—	121,343	(7,401)	121,343	(7,401)
	29,345	(4,005)	840,043	(50,703)	869,388	(54,708)

MBS
U.S. government guaranteed – single-family	—	—	70,877	(2,998)	70,877	(2,998)
U.S. government guaranteed – multifamily	64,219	(571)	379,154	(4,031)	443,373	(4,602)
GSEs – single-family	1,853,323	(12,661)	2,540,006	(50,874)	4,393,329	(63,535)
	1,917,542	(13,232)	2,990,037	(57,903)	4,907,579	(71,135)
Total temporarily impaired	$1,946,887	$(17,237)	$3,830,080	$(108,606)	$5,776,967	$(125,843)

	December 31, 2016
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$8,146	$(1,204)	$—	$—	$8,146	$(1,204)
Supranational institutions	—	—	422,620	(29,401)	422,620	(29,401)
U.S. government-owned corporations	—	—	271,957	(45,631)	271,957	(45,631)
GSEs	—	—	117,468	(13,330)	117,468	(13,330)
	8,146	(1,204)	812,045	(88,362)	820,191	(89,566)
MBS
U.S. government guaranteed – single-family	31,606	(4)	90,854	(2,317)	122,460	(2,321)
U.S. government guaranteed – multifamily	326,126	(1,261)	165,246	(1,016)	491,372	(2,277)
GSEs – single-family	3,517,094	(39,181)	351,331	(6,532)	3,868,425	(45,713)
	3,874,826	(40,446)	607,431	(9,865)	4,482,257	(50,311)
Total temporarily impaired	$3,882,972	$(41,650)	$1,419,476	$(98,227)	$5,302,448	$(139,877)

Table 5.3 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	December 31, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	42,700	37,683	9,350	8,146
Due after five years through 10 years	438,667	418,285	171,589	161,746
Due after 10 years	442,729	413,420	728,818	650,299
	924,096	869,388	909,757	820,191
MBS (1)	6,522,971	6,455,348	5,815,716	5,768,473
Total	$7,447,067	$7,324,736	$6,725,473	$6,588,664
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 6 — Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	December 31, 2017
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$1,042	$—	$1,042	$10	$—	$1,052
HFA securities	146,410	—	146,410	26	(14,372)	132,064
	147,452	—	147,452	36	(14,372)	133,116
MBS
U.S. government guaranteed – single-family	10,097	—	10,097	190	—	10,287
U.S. government guaranteed – multifamily	280	—	280	—	—	280
GSEs – single-family	568,948	—	568,948	10,410	(310)	579,048
GSEs – multifamily	214,641	—	214,641	6,451	—	221,092
Private-label – residential	835,070	(158,194)	676,876	278,217	(3,195)	951,898
Asset-backed securities (ABS) backed by home equity loans	7,851	(23)	7,828	27	(349)	7,506
	1,636,887	(158,217)	1,478,670	295,295	(3,854)	1,770,111
Total	$1,784,339	$(158,217)	$1,626,122	$295,331	$(18,226)	$1,903,227

	December 31, 2016
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$2,159	$—	$2,159	$56	$—	$2,215
HFA securities	162,568	—	162,568	11	(19,291)	143,288
	164,727	—	164,727	67	(19,291)	145,503
MBS
U.S. government guaranteed – single-family	12,719	—	12,719	246	—	12,965
U.S. government guaranteed – multifamily	1,532	—	1,532	—	—	1,532
GSEs – single-family	812,836	—	812,836	16,881	(519)	829,198
GSEs – multifamily	318,667	—	318,667	11,692	—	330,359
Private-label – residential	999,149	(191,804)	807,345	240,818	(8,373)	1,039,790
ABS backed by home equity loans	13,515	(574)	12,941	602	(600)	12,943
	2,158,418	(192,378)	1,966,040	270,239	(9,492)	2,226,787
Total	$2,323,145	$(192,378)	$2,130,767	$270,306	$(28,783)	$2,372,290

Table 6.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	December 31, 2017
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$121,203	$(14,372)	$121,203	$(14,372)

MBS
GSEs – single-family	44,759	(52)	28,771	(258)	73,530	(310)
Private-label – residential	—	—	158,963	(5,558)	158,963	(5,558)
ABS backed by home equity loans	—	—	7,371	(350)	7,371	(350)
	44,759	(52)	195,105	(6,166)	239,864	(6,218)
Total	$44,759	$(52)	$316,308	$(20,538)	$361,067	$(20,590)

	December 31, 2016
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$140,959	$(19,291)	$140,959	$(19,291)

MBS
GSEs – single-family	83,291	(393)	13,405	(126)	96,696	(519)
Private-label – residential	16,915	(128)	397,407	(28,781)	414,322	(28,909)
ABS backed by home equity loans	—	—	11,898	(720)	11,898	(720)
	100,206	(521)	422,710	(29,627)	522,916	(30,148)
Total	$100,206	$(521)	$563,669	$(48,918)	$663,875	$(49,439)

Table 6.3 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	December 31, 2017			December 31, 2016
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$264	$264	$267	$—	$—	$—
Due after one year through five years	11,613	11,613	11,645	16,637	16,637	16,663
Due after five years through 10 years	18,245	18,245	18,226	—	—	—
Due after 10 years	117,330	117,330	102,978	148,090	148,090	128,840
	147,452	147,452	133,116	164,727	164,727	145,503
MBS (2)	1,636,887	1,478,670	1,770,111	2,158,418	1,966,040	2,226,787
Total	$1,784,339	$1,626,122	$1,903,227	$2,323,145	$2,130,767	$2,372,290
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at December 31, 2017. At December 31, 2017, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at December 31, 2017.

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

•
expected housing price changes, with projections ranging from a decrease of 5.0 percent to an increase of 12.0 percent over the 12-month period beginning October 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0 percent to an increase of 6.0 percent. Thereafter, we have projected a unique long-term forecast for each relevant geographic area based on an internally developed framework derived from historical data; and

•	interest-rate assumptions.

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed.

For those securities for which a credit loss was recognized during the year ended December 31, 2017, Table 7.1 presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS.

Table 7.1 - Significant Inputs and Current Credit Enhancement for Securities with a Credit Loss (dollars in thousands)

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$64,357	8.6%	29.1%	35.9%	10.4%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

Table 7.2 - Total MBS Other-than-Temporarily Impaired During the Life of the Security (dollars in thousands)

	December 31, 2017
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$30,123	$25,716	$20,028	$28,245
Private-label residential MBS – Alt-A	941,221	695,598	543,092	812,925
ABS backed by home equity loans – Subprime	187	174	151	178
Total other-than-temporarily impaired securities	$971,531	$721,488	$563,271	$841,348

_______________________

(1)
Securities are classified based on their classifications at the time of issuance.We have instituted litigation related to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

Table 7.3 presents a roll forward of the amounts related to credit losses recognized in earnings. The roll forward is the amount of credit losses on investment securities for which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss.

Table 7.3 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings (dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$490,404	$533,888	$568,653
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	15	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	1,454	3,295	4,059
Reductions:
Securities matured during the year(2)	(5,600)	(8,778)	—
Increase in cash flows expected to be collected which are recognized over the remaining life of the security(3)	(33,735)	(38,016)	(38,824)
Balance at end of year	$452,523	$490,404	$533,888
_______________________

(1)
For the years ended December 31, 2017, 2016, and 2015, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2017, 2016, and 2015.

(2)	Represents reductions related to securities having reached final maturity during the period and, therefore, are no longer held by us at the end of the period.

(3)	Represents amounts accreted as interest income during the current period.

Note 8 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or even longer with the approval of our credit committee. At both December 31, 2017 and 2016, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent.

Table 8.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	December 31, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$5,698	1.70%	$3,780	0.92%
Due in one year or less	21,501,397	1.56	18,783,802	1.05
Due after one year through two years	7,462,785	1.65	10,966,780	1.15
Due after two years through three years	2,709,951	1.85	2,508,459	1.67
Due after three years through four years	2,084,105	2.03	2,177,432	1.64
Due after four years through five years	2,071,989	1.56	2,041,269	1.80
Thereafter	1,811,241	2.23	2,633,333	1.70
Total par value	37,647,166	1.66%	39,114,855	1.23%
Premiums	17,931		22,633
Discounts	(32,757)		(25,847)
Fair value of bifurcated derivatives (1)	(1,591)		(153)
Hedging adjustments	(64,782)		(12,149)
Total	$37,565,967		$39,099,339

_________________________

(1)	At December 31, 2017 and 2016, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

We offer advances to members and eligible nonmembers that provide the borrower the right, based upon predetermined option exercise dates, to repay the advance prior to maturity without incurring prepayment or termination fees (callable advances). We also offer certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees. Other advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance.

Table 8.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (1) (dollars in thousands)

	December 31, 2017	December 31, 2016
Overdrawn demand-deposit accounts	$5,698	$3,780
Due in one year or less	25,842,572	26,447,977
Due after one year through two years	3,722,785	3,693,780
Due after two years through three years	2,709,951	2,508,459
Due after three years through four years	1,924,105	2,002,232
Due after four years through five years	1,684,789	1,891,269
Thereafter	1,757,266	2,567,358
Total par value	$37,647,166	$39,114,855
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

We offer putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 8.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

Year of Contractual Maturity or Next Put Date, Par Value	December 31, 2017	December 31, 2016
Overdrawn demand-deposit accounts	$5,698	$3,780
Due in one year or less	22,828,547	20,788,552
Due after one year through two years	7,921,035	10,946,530
Due after two years through three years	2,686,951	2,455,709
Due after three years through four years	1,984,705	1,974,932
Due after four years through five years	1,216,989	1,736,769
Thereafter	1,003,241	1,208,583
Total par value	$37,647,166	$39,114,855

Table 8.4 - Advances by Current Interest Rate Terms (dollars in thousands)

Par value of advances	December 31, 2017	December 31, 2016
Fixed-rate
Due in one year or less	$20,674,897	$18,511,194
Due after one year	10,983,396	12,014,998
Total fixed-rate	31,658,293	30,526,192

Variable-rate
Due in one year or less	832,198	276,388
Due after one year	5,156,675	8,312,275
Total variable-rate	5,988,873	8,588,663
Total par value	$37,647,166	$39,114,855

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At December 31, 2017 and 2016, we had $12.1 billion and $16.2 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to six borrowers at both December 31, 2017 and 2016, representing 32.3 percent and 41.5 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

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

Table 8.5 - Advances Prepayment Fees (dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Prepayment fees received from borrowers	$1,568	$11,078	$22,325
Less: hedging fair-value adjustments on prepaid advances	(218)	(3,664)	(15,620)
Less: net premiums associated with prepaid advances	(137)	(2,238)	(727)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(315)	(3,100)	(1,443)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	1,677	3,102
Net prepayment fees recognized in income	$898	$3,753	$7,637

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

Table 9.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31, 2017	December 31, 2016
Real estate
Fixed-rate 15-year single-family mortgages	$466,952	$528,486
Fixed-rate 20- and 30-year single-family mortgages	3,466,752	3,098,476
Premiums	70,074	67,523
Discounts	(1,541)	(1,696)
Deferred derivative gains, net	3,000	1,755
Total mortgage loans held for portfolio	4,005,237	3,694,544
Less: allowance for credit losses	(500)	(650)
Total mortgage loans, net of allowance for credit losses	$4,004,737	$3,693,894

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	December 31, 2017	December 31, 2016
Conventional mortgage loans	$3,568,473	$3,235,835
Government mortgage loans	365,231	391,127
Total par value	$3,933,704	$3,626,962

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

Secured Member Credit Products

We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to eligible borrowers in accordance with the FHLBank Act, FHFA regulations, and other applicable laws. We are required to obtain sufficient collateral to secure our credit products. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. We accept certain investment securities, residential mortgage loans, deposits, and other assets as collateral. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their Bank capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and our overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We believe our policies appropriately manage our credit risks arising from our credit products.

We either allow the borrower to retain possession of loan collateral pledged to us while agreeing to hold such collateral for our benefit or require the borrower to specifically assign or place physical possession of such loan collateral with us or a third-party custodian that we approve.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2017, and 2016, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2017, and 2016, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2017, and 2016.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at December 31, 2017 and 2016. At December 31, 2017 and 2016, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 19 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2017 and 2016. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

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

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. Table 10.1 sets forth certain key credit quality indicators for our investments in mortgage loans at December 31, 2017 and 2016 (dollars in thousands):

Table 10.1 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2017
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$28,622	$13,862	$42,484
Past due 60-89 days delinquent	6,617	4,142	10,759
Past due 90 days or more delinquent	13,310	4,831	18,141
Total past due	48,549	22,835	71,384
Total current loans	3,601,952	352,249	3,954,201
Total mortgage loans	$3,650,501	$375,084	$4,025,585
Other delinquency statistics
In process of foreclosure, included above (1)	$6,389	$1,306	$7,695
Serious delinquency rate (2)	0.38%	1.29%	0.46%
Past due 90 days or more still accruing interest	$—	$4,831	$4,831
Loans on nonaccrual status (3)	$13,598	$—	$13,598
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans.

Table 10.2 - Individually Impaired Conventional Mortgage Loans (dollars in thousands)

	December 31, 2017		December 31, 2016
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$17,668	$17,630	$22,945	$22,905

Table 10.3 - Average Recorded Investment of Individually Impaired Mortgage Loans and Related Interest Income (dollars in thousands)

	For the Year Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$19,095	$409	$24,193	$396	$30,834	$461

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

Previously, conventional mortgage loans were required to be credit enhanced so that the risk of loss was limited to the losses equivalent to an investment in a double-A rated MBS at the time of purchase. The FHFA final rule on acquired member assets (AMA) went into effect on January 18, 2017, allowing each FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. Upon effectiveness of the final AMA rule, we determined that assets delivered to us must be credit enhanced at our determined “AMA investment grade” of a double-A rated MBS. In March 2017, we determined that assets delivered to us must be credit enhanced at our revised determination of “AMA investment grade” of a single-A-minus rated MBS. This revision had no impact on the December 31, 2017, allowance for credit losses. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit enhancement amount at the time of purchase. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of each participating financial institution, which may be calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a single-A-minus rated MBS and our initial first-loss account exposure.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2017 and 2016, the amount of first-loss account remaining for losses allocable to us was $22.2 million and $19.4 million, respectively.

Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance based. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance-based credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income.

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

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. Table 10.4 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2017, 2016, and 2015, as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2017, 2016, and 2015. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 10.4 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	2017	2016	2015
Allowance for credit losses
Balance, beginning of year	$650	$1,025	$2,012
Charge-offs, net of recoveries	(54)	(98)	(657)
Reduction of provision for credit losses	(96)	(277)	(330)
Balance, end of year	$500	$650	$1,025
Ending balance, individually evaluated for impairment	$—	$—	$—
Ending balance, collectively evaluated for impairment	$500	$650	$1,025
Recorded investment, end of year (1)
Individually evaluated for impairment	$17,668	$22,945	$26,668
Collectively evaluated for impairment	$3,632,833	$3,288,370	$3,152,102
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

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. When a loan first becomes a troubled debt restructuring, we compare the carrying value of the loan at the time of modification with the present value of the revised cash flows discounted at the original effective yi eld on the loan. Credit loss is measured by estimating the loss severity rate incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. At December 31, 2017 and 2016, the recorded investment of mortgage loans classified as troubled debt restructurings were $8.4 million and $8.6 million, respectively.

Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Term federal funds sold and term securities purchased under agreements to resell are all short term (less than three months), and they are generally transacted with counterparties that we consider to be of investment quality. We invest in federal funds sold and we evaluate these investments for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold as of December 31, 2017 and 2016, were repaid according to their contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2017 and 2016.

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

We transact all of our derivatives with counterparties who are major banks or, in a few instances, with their affiliates with unconditional guarantees provided by the respective major banks. Some of these derivative counterparties and their affiliates buy, sell, and distribute COs, and may be affiliates of members of the Bank. Derivative transactions may be either over-the-counter with a counterparty (uncleared derivatives) or cleared through a futures commission merchant (clearing member) with a DCO as the counterparty (cleared derivatives).

Once a derivative transaction has been accepted for clearing by a DCO, the executing counterparty is replaced with the DCO. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Types of Derivatives

We primarily use the following derivatives instruments to reduce funding costs and/or to manage our interest-rate risks.

•
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time to the counterparty. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time from the counterparty. The variable-rate index we utilize in most of our derivative transactions is LIBOR.

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

Types of Assets and Liabilities Hedged

Investments. We use derivatives to manage the interest-rate and prepayment risk associated with certain investment securities that are classified either as available-for-sale or as trading securities.

For available-for-sale securities to which a qualifying fair-value hedge relationship has been designated, we record the portion of the change in fair value related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive loss as net unrealized gains (losses) on available-for-sale securities.

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

Additionally, the borrower's ability to prepay an advance can create interest-rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. If the advance is hedged with a derivative instrument, the prepayment fee will generally offset the cost of terminating the designated hedge. When we offer advances (other than short-term advances) that a borrower may prepay without a prepayment fee, we usually finance such advances with callable debt with an interest-rate swap cancellable by us.

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

As an example of such a hedging strategy, when fixed-rate COs are issued, we may simultaneously enter into a matching derivative in which we receive a fixed-interest cash flows designed to mirror in timing and amount the interest cash outflows we pay on the CO. At the same time, we may pay variable cash flows that closely match the interest payments we receive on short-term or variable-rate assets. In some cases, the hedged CO may have a nonstatic coupon that is subject to fair-value risk and that is matched by the receivable coupon on the hedging interest-rate swap. These transactions are treated as fair-value hedges.

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

Firm Commitments. Mortgage loan purchase commitments are considered derivatives. We may hedge these commitments by selling MBS TBA or other derivatives for forward settlement. These hedges do not qualify for hedge accounting treatment. The mortgage loan purchase commitment and the TBA used in the economic hedging strategy are treated as an economic hedge and are marked-to-market through earnings. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

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

Table 11.1 - Fair Value of Derivative Instruments (dollars in thousands)

	December 31, 2017			December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$14,118,994	$52,557	$(332,830)	$18,215,809	$52,715	$(413,026)
Forward-start interest-rate swaps	481,200	—	(9,807)	527,800	—	(36,250)
Total derivatives designated as hedging instruments	14,600,194	52,557	(342,637)	18,743,609	52,715	(449,276)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,166,900	3,512	(4,688)	1,199,000	2,293	(10,840)
Mortgage-delivery commitments (1)	42,918	169	(27)	22,524	70	(171)
Total derivatives not designated as hedging instruments	1,209,818	3,681	(4,715)	1,221,524	2,363	(11,011)
Total notional amount of derivatives	$15,810,012			$19,965,133
Total derivatives before netting and collateral adjustments		56,238	(347,352)		55,078	(460,287)
Netting adjustments and cash collateral, including related accrued interest (2)		(21,452)	46,902		6,520	102,411
Derivative assets and derivative liabilities		$34,786	$(300,450)		$61,598	$(357,876)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $25.8 million and $109.8 million at December 31, 2017, and 2016, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $350,000 and $850,000 at December 31, 2017 and 2016.

Table 11.2 - Net Gains and Losses on Derivatives and Hedging Activities (dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Derivatives designated as hedging instruments
Interest-rate swaps	$(2,238)	$(6,998)	$(7,189)
Forward-start interest-rate swaps	587	29	(127)
Total net losses related to derivatives designated as hedging instruments	(1,651)	(6,969)	(7,316)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	434	(1,352)	(4,170)
Mortgage-delivery commitments	1,768	(270)	226
Total net gains (losses) related to derivatives not designated as hedging instruments	2,202	(1,622)	(3,944)

Net gains (losses) on derivatives and hedging activities	$551	$(8,591)	$(11,260)

Table 11.3 - Effect of Fair Value Hedge Relationships (dollars in thousands)

	For the Year Ended December 31, 2017
	Gain on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$52,064	$(52,633)	$(569)	$(24,663)
Investments	20,748	(19,011)	1,737	(32,053)
COs – bonds	4,670	(8,076)	(3,406)	6,694
Total	$77,482	$(79,720)	$(2,238)	$(50,022)

	For the Year Ended December 31, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$114,139	$(112,547)	$1,592	$(96,079)
Investments	25,784	(23,965)	1,819	(35,203)
COs – bonds	(65,653)	55,244	(10,409)	27,182
Total	$74,270	$(81,268)	$(6,998)	$(104,100)

	For the Year Ended December 31, 2015
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$90,766	$(91,157)	$(391)	$(131,019)
Investments	5,762	(4,252)	1,510	(37,657)
COs – bonds	(14,010)	5,702	(8,308)	63,390
Total	$82,518	$(89,707)	$(7,189)	$(105,286)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

Table 11.4 - Effect of Cash Flow Hedge Relationships (dollars in thousands)

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Losses Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Gains (Losses) Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Forward-start Interest-rate swaps - CO bonds
For the Year Ended December 31, 2017	$(2,838)	Interest expense	$(10,575)	$587
For the Year Ended December 31, 2016	(732)	Interest expense	(23,767)	29
For the Year Ended December 31, 2015	(13,671)	Interest expense	(23,848)	(127)

For the years ended December 31, 2017, 2016, and 2015, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2017, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is seven years.

As of December 31, 2017, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $3.5 million.

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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position, unless the collateral delivery threshold is set to zero. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2017, was $322.1 million for which we had delivered collateral with a post-haircut value of $296.0 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 11.5 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2017.

Table 11.5 - Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2017 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$6,080
AA-	A+, A or A-	14,612
A-	below A-	23,457
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, CME Inc. and LCH Ltd. Effective January 3, 2017, CME Inc. made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Throughout 2017, we characterized our variation margin related to LCH Ltd. contracts as cash collateral. At both DCOs, initial margin is considered cash collateral. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at December 31, 2017.

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

Table 11.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2017 and 2016, and the fair value of derivatives that are not subject to such netting. Such netting includes any related cash collateral received from or pledged to counterparties.

Table 11.6 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	December 31, 2017
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Received or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$15,587	$(13,481)	$169	$2,275	$—	$—	$2,275
Cleared	40,482	(7,971)		32,511	—	—	32,511
Total				$34,786			$34,786

Derivative Liabilities
Uncleared	$(335,289)	$34,866	$(27)	$(300,450)	$7,627	$280,486	$(12,337)
Cleared	(12,036)	12,036		—	—	—	—
Total				$(300,450)			$(12,337)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2017, we had additional net credit exposure of $502,000 due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

	December 31, 2016
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Received or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$12,594	$(12,028)	$70	$636	$—	$—	$636
Cleared	42,414	18,548		60,962	—	—	60,962
Total				$61,598			$61,598

Derivative Liabilities
Uncleared	$(405,310)	$47,605	$(171)	$(357,876)	$30,306	$290,444	$(37,126)
Cleared	(54,806)	54,806		—	—	—	—
Total				$(357,876)			$(37,126)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2016, we had additional net credit exposure of $2.0 million due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2017 and 2016 was 0.76 percent and 0.14 percent, respectively.

Table 12.1 - Deposits (dollars in thousands)

	December 31, 2017	December 31, 2016
Interest-bearing
Demand and overnight	$447,700	$440,731
Other	3,222	4,166
Noninterest-bearing
Other	26,147	37,266
Total deposits	$477,069	$482,163

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

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were approximately $1.0 trillion and $989.3 billion at December 31, 2017 and 2016, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

CO Bonds.

Table 13.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$12,186,510	1.35%	$8,734,955	1.43%
Due after one year through two years	5,288,470	1.63	7,752,420	1.19
Due after two years through three years	3,128,240	1.81	3,297,120	1.63
Due after three years through four years	2,759,460	1.74	1,637,335	1.87
Due after four years through five years	1,572,775	2.00	2,574,375	1.65
Thereafter	3,389,695	2.76	3,135,745	2.70
Total par value	28,325,150	1.70%	27,131,950	1.58%
Premiums	90,836		118,145
Discounts	(15,685)		(14,906)
Hedging adjustments	(55,678)		(63,755)
	$28,344,623		$27,171,434
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

CO bonds outstanding were issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that may use a variety of indices for interest-rate resets, such as LIBOR. To meet the expected specific needs of certain investors in CO bonds, both fixed-rate CO bonds and variable-rate CO bonds may contain features, which may result in complex coupon-payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

Table 13.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	December 31, 2017	December 31, 2016
Noncallable and nonputable	$23,931,150	$22,388,950
Callable	4,394,000	4,743,000
Total par value	$28,325,150	$27,131,950

Table 13.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2017	December 31, 2016
Due in one year or less	$15,309,510	$12,858,955
Due after one year through two years	5,580,470	7,013,420
Due after two years through three years	3,020,240	2,904,120
Due after three years through four years	1,542,460	1,289,335
Due after four years through five years	1,107,775	1,242,375
Thereafter	1,764,695	1,823,745
Total par value	$28,325,150	$27,131,950

CO bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have the following interest-rate payment terms:

Step-Up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

Table 13.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	December 31, 2017	December 31, 2016
Fixed-rate	$21,416,150	$20,289,950
Simple variable-rate	5,432,000	5,300,000
Step-up	1,477,000	1,542,000
Total par value	$28,325,150	$27,131,950

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):
Table 13.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2017	$27,720,906	$27,752,860	1.25%
December 31, 2016	$30,053,964	$30,070,103	0.47%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 14 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants and below-market interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. We accrue this expense monthly based on our net earnings, and the accruals are accumulated into our AHP payable account. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances. We had outstanding principal in AHP advances of $107.9 million and $102.2 million at December 31, 2017 and 2016, respectively.

If we experience a net loss during a quarter, but still have net earnings for the year, our obligation to the AHP would be calculated based on our net earnings for that calendar year. In annual periods where our net earnings are zero or less, our AHP assessment is zero since our required annual contribution is limited to our annual net earnings. If the result of the aggregate 10 percent calculation described above were less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for 2017, 2016, and 2015 was $21.3 million, $19.4 million, and $32.3 million, respectively.

There was no shortfall, as described above, in 2017, 2016, or 2015. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2017, 2016, or 2015.

Table 14.1 - AHP Liability (dollars in thousands)

	2017	2016
Balance at beginning of year	$81,627	$82,081
AHP expense for the period	21,307	19,397
AHP direct grant disbursements	(18,628)	(18,575)
AHP subsidy for AHP advance disbursements	(2,782)	(1,378)
Return of previously disbursed grants and subsidies	76	102
Balance at end of year	$81,600	$81,627

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

The FHFA may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

Table 15.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	December 31, 2017	December 31, 2016

Permanent capital
Class B capital stock	$2,283,721	$2,411,306
Mandatorily redeemable capital stock	35,923	32,687
Retained earnings	1,308,349	1,216,986
Total permanent capital	$3,627,993	$3,660,979
Risk-based capital requirement
Credit-risk capital	$328,557	$355,182
Market-risk capital	170,102	118,765
Operations-risk capital	149,598	142,184
Total risk-based capital requirement	$648,257	$616,131
Permanent capital in excess of risk-based capital requirement	$2,979,736	$3,044,848

	December 31, 2017		December 31, 2016
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$648,257	$3,627,993	$616,131	$3,660,979
Total regulatory capital	$2,414,478	$3,627,993	$2,461,823	$3,660,979
Total capital-to-asset ratio	4.0%	6.0%	4.0%	5.9%

Leverage Ratio
Leverage capital	$3,018,097	$5,441,990	$3,077,279	$5,491,469
Leverage capital-to-assets ratio	5.0%	9.0%	5.0%	8.9%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of a member) own the remaining capital stock to support business transactions still carried on our statement of condition. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act, 3.00 percent for overnight advances, 4.00 percent for all other advances, and 0.25 percent for outstanding letters of credit.

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

Restricted Retained Earnings. At December 31, 2017, our total contribution requirement totaled $548.9 million. As of December 31, 2017 and 2016, restricted retained earnings totaled $267.3 million and $229.3 million, respectively. These restricted retained earnings are not available to pay dividends.

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

Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2017, 2016, and 2015, dividends on mandatorily redeemable capital stock of $1.6 million, $1.4 million, and $1.6 million, respectively, were recorded as interest expense.

Table 15.2 - Mandatorily Redeemable Capital Stock (dollars in thousands)

	2017	2016	2015
Balance at beginning of year	$32,687	$41,989	$298,599
Capital stock subject to mandatory redemption reclassified from capital	8,670	40	54
Redemption/repurchase of mandatorily redeemable capital stock	(5,434)	(9,342)	(256,664)
Balance at end of year	$35,923	$32,687	$41,989

The number of stockholders holding mandatorily redeemable capital stock was nine, nine, and five at December 31, 2017, 2016, and 2015, respectively.

Consistent with our capital plan, we are not required to redeem membership stock until the expiration of the redemption-notice period. Furthermore, we are not required to redeem activity-based stock until the later of the expiration of the redemption-notice period or the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity-based asset no longer outstanding, we may repurchase such shares, in our sole discretion, subject to the statutory and regulatory restrictions on excess capital-stock redemption. The year of redemption in the following table represents the end of the redemption-notice period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the redemption-notice period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding.

Table 15.3 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	December 31, 2017	December 31, 2016
Past redemption date (1)	$420	$528
Due in one year or less	4,018	—
Due after one year through two years	27,379	4,687
Due after two years through three years	54	27,378
Due after three years through four years	—	54
Due after four years through five years	4,022	—
Thereafter (2)	30	40
Total	$35,923	$32,687
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

Excess Capital Stock. Our capital plan provides us with the discretion to repurchase capital stock from a member at par value if that stock is not required by the member to meet its total stock investment requirement (excess capital stock) subject to all applicable limitations. In conducting any repurchases, we repurchase any shares that are the subject of an outstanding redemption notice from the member from whom we are repurchasing prior to repurchasing any other shares that are in excess of the member's total stock-investment requirement (TSIR). On June 1, 2017, we began daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 25 percent of the shareholder's total stock investment requirement, subject to a minimum repurchase of $100,000. On August 11, 2017, we began repurchasing excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. In addition to these daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. We may also allow the member to sell the excess capital stock at par value to another one of our members.

At December 31, 2017 and 2016, members and nonmembers with capital stock outstanding held excess capital stock totaling $110.7 million and $78.3 million, respectively, representing approximately 4.8 percent and 3.2 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2017, we had excess capital stock outstanding totaling 0.2 percent of our total assets. For the year ended December 31, 2017, we complied with the FHFA's excess capital stock rule.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2017. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 11, 2017, the Director of the FHFA notified us that, based on September 30, 2017 financial information, we met the definition of adequately capitalized under the Capital Rule. We have not yet received our capital classification based on our December 31, 2017 financial information.

Note 16 — Accumulated Other Comprehensive Loss

Table 16.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$(73,623)	$(275,942)	$(81,428)	$(5,993)	$(436,986)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(64,095)	—	(13,671)	—	(77,766)
Noncredit other-than-temporary impairment losses	—	(172)	—	—	(172)
Accretion of noncredit loss	—	43,382	—	—	43,382
Net actuarial gain	—	—	—	1,475	1,475
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,947	—	—	2,947
Amortization - hedging activities (2)	—	—	23,862	—	23,862
Amortization - pension and postretirement benefits (3)	—	—	—	661	661
Other comprehensive (loss) income	(64,095)	46,157	10,191	2,136	(5,611)
Balance, December 31, 2015	(137,718)	(229,785)	(71,237)	(3,857)	(442,597)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	909	—	(732)	—	177
Noncredit other-than-temporary impairment losses	—	(1,142)	—	—	(1,142)
Accretion of noncredit loss	—	36,070	—	—	36,070
Net actuarial loss	—	—	—	(3,242)	(3,242)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,478	—	—	2,478
Amortization - hedging activities (4)	—	—	23,782	—	23,782
Amortization - pension and postretirement benefits (3)	—	—	—	960	960
Other comprehensive income (loss)	909	37,406	23,050	(2,282)	59,083
Balance, December 31, 2016	(136,809)	(192,379)	(48,187)	(6,139)	(383,514)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	14,478	—	(2,838)	—	11,640
Accretion of noncredit loss	—	32,815	—	—	32,815
Net actuarial loss	—	—	—	(586)	(586)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,346	—	—	1,346
Amortization - hedging activities (5)	—	—	10,589	—	10,589
Amortization - pension and postretirement benefits (3)	—	—	—	770	770
Other comprehensive income	14,478	34,161	7,751	184	56,574
Balance, December 31, 2017	$(122,331)	$(158,218)	$(40,436)	$(5,955)	$(326,940)

_______________________

(1)	Recorded in net amount of impairment losses reclassified to (from) accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $23.8 million recorded in CO bond interest expense and $14,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Amortization of hedging activities includes $23.8 million recorded in CO bond interest expense and $14,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(5)	Amortization of hedging activities includes $10.6 million recorded in CO bond interest expense and $14,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

Note 17 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our employees. For the years ended December 31, 2017, 2016 and 2015, in addition to our required contribution, we made voluntary contributions of $6.2 million, $5.0 million and $7.0 million, respectively, to the Pentegra Defined Benefit Plan. We were not required to nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2017, 2016, and 2015.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2016. For the Pentegra Defined Benefit Plan plan years ended June 30, 2016 and 2015, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

Table 17.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	For the Year Ended December 31,
	2017		2016		2015
Net pension cost	$6,727		$5,526		$7,465
Pentegra Defined Benefit Plan funded status as of July 1(1)	111.3%	(2)	104.7%	(3)	107.0%
Our funded status as of July 1(1)	122.9%		108.6%		117.1%

______________________

(1)
The funded status is calculated in accordance with a provision contained in the Highway and Transportation Funding Act of 2014 (HATFA), which was signed into law on August 8, 2014, and which modifies the interest rates that had been set by the Moving Ahead for Progress in the 21st Century Act (MAP-21). MAP-21, signed into law in 2012, changed the calculation of the discount rate used in measuring the pension plan liability. MAP-21 allows plan sponsors to measure th

e pension plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount rate used in measuring the pension plan liability was based on the 24-month average of interest rates. HATFA amended MAP-21 by extending the time period and reducing the rate at which the 25-year corridors widen. Over time, the pension funding stabilization effect of MAP-21 will decline because the 24-month smoothed segment rates and the amended 25-year corridors are likely to converge.

(2)
The funded status as of July 1, 2017, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2017, through March 15, 2018. Contributions made on or before March 15, 2018, and designated for the plan year ended June 30, 2017, will be included in the final valuation as of July 1, 2017. The final funded status as of July 1, 2017, will not be available until the Form 5500 for the plan year July 1, 2017, through June 30, 2018 is filed. This Form 5500 is due to be filed no later than April 2019.

(3)
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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $9.5 million and $7.6 million at December 31, 2017 and 2016, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations.

Table 17.2 - Defined Contribution Plan Expenses (dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$1,177	$1,115	$1,032
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	222	215	159

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

Table 17.3 - Pension and Postretirement Benefit Obligation, Fair Value of Plan Assets, and Funded Status (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Change in benefit obligation (1)
Benefit obligation at beginning of year	$17,132	$12,321	$878	$765
Service cost	1,179	1,053	38	34
Interest cost	600	655	36	34
Actuarial loss	459	2,682	127	68
Benefits paid	(4)	(4)	(23)	(23)
Plan amendments	—	492	—	—
Settlements	—	(67)	—	—
Benefit obligation at end of year	19,366	17,132	1,056	878

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	4	71	23	23
Benefits paid	(4)	(4)	(23)	(23)
Settlements	—	(67)	—	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(19,366)	$(17,132)	$(1,056)	$(878)
______________________

(1)	Represents the projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and the accumulated postretirement benefit obligation for postretirement benefits.

Amounts recognized in other liabilities on the statement of condition for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2017 and 2016, were $20.4 million and $18.0 million, respectively.

Table 17.4 - Pension and Postretirement Benefits Recognized in Accumulated Other Comprehensive Loss (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net actuarial loss	$5,337	$5,553	$299	$180
Prior service cost	319	406	—	—
Total	$5,656	$5,959	$299	$180

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $15.4 million and $12.6 million at December 31, 2017 and 2016, respectively.

Table 17.5 - Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Net Periodic Benefit Cost
Service cost	$1,179	$1,053	$686	$38	$34	$37
Interest cost	600	655	483	36	34	31
Amortization of prior service cost	86	86	—	—	—	—
Amortization of net actuarial loss	676	870	653	8	4	8
Net periodic benefit cost	2,541	2,664	1,822	82	72	76

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Loss
Amortization of prior service cost	(86)	(86)	—	—	—	—
Amortization of net actuarial loss	(676)	(870)	(653)	(8)	(4)	(8)
Prior service cost	—	492	—	—	—	—
Net actuarial loss (gain)	459	2,682	(1,453)	127	68	(22)
Total amount recognized in other comprehensive income	(303)	2,218	(2,106)	119	64	(30)
Total amount recognized in net periodic benefit cost and other comprehensive income	$2,238	$4,882	$(284)	$201	$136	$46

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 is $719,000 for our nonqualified supplemental defined benefit retirement plan and $19,000 for our postretirement benefits.

Table 17.6 - Pension and Postretirement Benefit Plan Key Assumptions (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2017	2016	2017	2016
Benefit obligation
Discount rate	3.09%	3.98%	3.64%	4.22%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	3.98%	4.17%	4.22%	4.44%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan as of December 31, 2017, was determined by using a discounted cash-flow analysis, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citi Pension Discount Curve as of December 31, 2017, and solving for the single discount rate that produces the same present value.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2018 other than the payment of benefits.

Table 17.7 - Estimated Future Benefit Payments (dollars in thousands)

	Estimated Future Payments
	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2018	$2,070	$19
2019	6,161	18
2020	1,695	20
2021	2,076	18
2022	1,900	20
2023-2027	8,944	135

Note 18 — Fair Values

Table 18.1 - Fair Value Summary (dollars in thousands)

	December 31, 2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$261,673	$261,673	$261,673	$—	$—	$—
Interest-bearing deposits	246	246	246	—	—	—
Securities purchased under agreements to resell	5,349,000	5,348,898	—	5,348,898	—	—
Federal funds sold	3,450,000	3,449,981	—	3,449,981	—	—
Trading securities(1)	191,510	191,510	—	191,510	—	—
Available-for-sale securities(1)	7,324,736	7,324,736	—	7,287,053	37,683	—
Held-to-maturity securities	1,626,122	1,903,227	—	811,759	1,091,468	—
Advances	37,565,967	37,591,048	—	37,591,048	—	—
Mortgage loans, net	4,004,737	4,035,928	—	4,013,704	22,224	—
Accrued interest receivable	94,100	94,100	—	94,100	—	—
Derivative assets(1)	34,786	34,786	—	56,238	—	(21,452)
Other assets (1)	22,351	22,351	9,726	12,625	—	—
Liabilities:
Deposits	(477,069)	(477,060)	—	(477,060)	—	—
COs:
Bonds	(28,344,623)	(28,353,945)	—	(28,353,945)	—	—
Discount notes	(27,720,906)	(27,719,598)	—	(27,719,598)	—	—
Mandatorily redeemable capital stock	(35,923)	(35,923)	(35,923)	—	—	—
Accrued interest payable	(90,626)	(90,626)	—	(90,626)	—	—
Derivative liabilities(1)	(300,450)	(300,450)	—	(347,352)	—	46,902
Other:
Commitments to extend credit for advances	—	(3,817)	—	(3,817)	—	—
Standby letters of credit	(1,100)	(1,100)	—	(1,100)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

	December 31, 2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$520,031	$520,031	$520,031	$—	$—	$—
Interest-bearing deposits	278	278	278	—	—	—
Securities purchased under agreements to resell	5,999,000	5,998,799	—	5,998,799	—	—
Federal funds sold	2,700,000	2,699,949	—	2,699,949	—	—
Trading securities(1)	612,622	612,622	—	612,622	—	—
Available-for-sale securities(1)	6,588,664	6,588,664	—	6,580,518	8,146	—
Held-to-maturity securities	2,130,767	2,372,290	—	1,176,269	1,196,021	—
Advances	39,099,339	39,273,044	—	39,273,044	—	—
Mortgage loans, net	3,693,894	3,736,548	—	3,708,123	28,425	—
Accrued interest receivable	84,653	84,653	—	84,653	—	—
Derivative assets(1)	61,598	61,598	—	55,078	—	6,520
Other assets(1)	17,779	17,779	8,394	9,385	—	—
Liabilities:
Deposits	(482,163)	(482,158)	—	(482,158)	—	—
COs:
Bonds	(27,171,434)	(27,298,499)	—	(27,298,499)	—	—
Discount notes	(30,053,964)	(30,054,085)	—	(30,054,085)	—	—
Mandatorily redeemable capital stock	(32,687)	(32,687)	(32,687)	—	—	—
Accrued interest payable	(80,822)	(80,822)	—	(80,822)	—	—
Derivative liabilities(1)	(357,876)	(357,876)	—	(460,287)	—	102,411
Other:
Commitments to extend credit for advances	—	(4,412)	—	(4,412)	—	—
Standby letters of credit	(1,064)	(1,064)	—	(1,064)	—	—

_______________________

(1)	Carried at fair value on a recurring basis.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2017 and 2016.

Summary of Valuation Methodologies and Primary Inputs

Cash and Due from Banks and Interest-Bearing Deposits. The fair value approximates the recorded carrying value.

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

Investment Securities. We determine the fair values of our investment securities, other than HFA floating-rate securities, based on prices obtained for each of these securities that we request from multiple designated third-party pricing vendors. The fair value of each such security is the average of such vendor prices that are within a cluster pricing tolerance range. A cluster is defined as a group of available vendor prices for a given security that is within a defined price tolerance range of the median vendor price depending on the security type. An outlier is any vendor price that is outside of the defined cluster and is evaluated for reasonableness. The use of the average of available vendor prices within a cluster and the evaluation of reasonableness of outlier prices does not discard available information. In addition, the fair values produced by this method are reviewed for reasonableness.

We request prices on each of our securities subject to this fair-value method from multiple third-party vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We then establish a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price.

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

As of December 31, 2017, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current low level of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2017 and 2016, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•
Discount rate assumption. At December 31, 2017 and 2016, we used either the overnight-index swap (OIS) curve or the LIBOR swap curve depending on the terms of the ISDA agreement we have with each derivative counterparty.

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

We determine the estimated fair value of callable CO bonds by using prices received from designated third-party pricing vendors. The pricing vendors we used apply various proprietary models to price CO bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many CO bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual CO bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by us.

When pricing vendors are used, we use the same valuation technique as described above for Investment Securities.

Multiple vendor prices were received for substantially all of our callable CO bonds and the final prices for those bonds were computed by averaging the prices received. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, we believe our final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

We have conducted reviews of our pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies and control procedures for callable CO bonds.

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing COs measured at fair value. Due to the joint and several liability for COs, we monitor our own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in our fair value measurement of COs. No adjustments were considered necessary at December 31, 2017 or 2016.

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

Fair Value Measured on a Recurring Basis.

Table 18.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)

	December 31, 2017
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$6,807	$—	$—	$6,807
GSEs – single-family MBS	—	346	—	—	346
GSEs – multifamily MBS	—	184,357	—	—	184,357
Total trading securities	—	191,510	—	—	191,510
Available-for-sale securities:
State or local HFA securities	—	—	37,683	—	37,683
Supranational institutions	—	418,285	—	—	418,285
U.S. government-owned corporations	—	292,077	—	—	292,077
GSEs	—	121,343	—	—	121,343
U.S. government guaranteed – single-family MBS	—	95,777	—	—	95,777
U.S. government guaranteed – multifamily MBS	—	443,373	—	—	443,373
GSEs – single-family MBS	—	4,562,992	—	—	4,562,992
GSEs – multifamily	—	1,353,206	—	—	1,353,206
Total available-for-sale securities	—	7,287,053	37,683	—	7,324,736
Derivative assets:
Interest-rate-exchange agreements	—	56,069	—	(21,452)	34,617
Mortgage delivery commitments	—	169	—	—	169
Total derivative assets	—	56,238	—	(21,452)	34,786
Other assets	9,726	12,625	—	—	22,351
Total assets at fair value	$9,726	$7,547,426	$37,683	$(21,452)	$7,573,383
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(347,325)	$—	$46,902	$(300,423)
Mortgage delivery commitments	—	(27)	—	—	(27)
Total liabilities at fair value	$—	$(347,352)	$—	$46,902	$(300,450)
_______________________

(1)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

	December 31, 2016
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Trading securities:
U.S. Treasury obligations	$—	$399,521	$—	$—	$399,521
U.S. government-guaranteed – single-family MBS	—	8,494	—	—	8,494
GSEs – single-family MBS	—	768	—	—	768
GSEs – multifamily MBS	—	203,839	—	—	203,839
Total trading securities	—	612,622	—	—	612,622
Available-for-sale securities:
State or local HFA securities	—	—	8,146	—	8,146
Supranational institutions	—	422,620	—	—	422,620
U.S. government-owned corporations	—	271,957	—	—	271,957
GSEs	—	117,468	—	—	117,468
U.S. government guaranteed – single-family MBS	—	124,727	—	—	124,727
U.S. government guaranteed – multifamily MBS	—	563,361	—	—	563,361
GSEs – single-family MBS	—	4,403,855	—	—	4,403,855
GSEs – multifamily MBS	—	676,530	—	—	676,530
Total available-for-sale securities	—	6,580,518	8,146	—	6,588,664
Derivative assets:
Interest-rate-exchange agreements	—	55,008	—	6,520	61,528
Mortgage delivery commitments	—	70	—	—	70
Total derivative assets	—	55,078	—	6,520	61,598
Other assets	8,394	9,385	—	—	17,779
Total assets at fair value	$8,394	$7,257,603	$8,146	$6,520	$7,280,663
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(460,116)	$—	$102,411	$(357,705)
Mortgage delivery commitments	—	(171)	—	—	(171)
Total liabilities at fair value	$—	$(460,287)	$—	$102,411	$(357,876)
_______________________

(1)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 18.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016. There were no Level 3 available-for-sale securities during the year ended December 31, 2015.

Table 18.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Year Ended December 31,
	2017	2016
Balance at beginning of year	$8,146	$—
Purchases	33,350	9,350
Unrealized losses included in other comprehensive income	(3,813)	(1,204)
Balance at end of year	$37,683	$8,146

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

Table 18.4 - Fair Value of Assets Measured at Fair Value on a Nonrecurring Basis (1) (dollars in thousands)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,970	$1,970
Mortgage loans held for portfolio	—	—	4,608	4,608
REO	—	—	784	784

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$7,362	$7,362

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$8,498	$8,498
Mortgage loans held for portfolio	—	—	5,618	5,618
REO	—	—	786	786

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$14,902	$14,902

_______________________

(1)	The fair values presented are as of the date the fair value adjustment was recorded.

Note 19 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2017, and through the filing of this report, we believe there is only a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2017 and 2016. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $978.2 billion and $932.1 billion at December 31, 2017 and 2016, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 19.1 - Off-Balance Sheet Commitments (dollars in thousands)

	December 31, 2017			December 31, 2016
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$5,034,725	$223,167	$5,257,892	$4,050,447	$179,632	$4,230,079
Commitments for unused lines of credit - advances (2)	1,216,592	—	1,216,592	1,255,140	—	1,255,140
Commitments to make additional advances	18,851	63,488	82,339	44,865	65,972	110,837
Commitments to invest in mortgage loans	42,918	—	42,918	22,524	—	22,524
Unsettled CO bonds, at par	52,550	—	52,550	—	—	—
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2017 and 2016, these amounts totaled $1.4 million and $2.7 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $543,000 and $285,000 at December 31, 2017 and 2016, respectively.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. However, standby letters of credit usually expire without being drawn upon. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.1 million at December 31, 2017 and 2016.

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

Lease Commitments. We charged to operating expense net rental costs of approximately $2.9 million for the years ended December 31, 2017, 2016, and 2015.

Table 19.2 - Future Minimum Lease Payments (dollars in thousands)

	Equipment	Premises
	Capital Leases	Operating Leases
2018	$41	$2,666
2019	41	2,682
2020	22	2,685
2021	—	2,689
2022	—	2,693
Thereafter	—	2,563
Total minimum lease payments	$104	$15,978

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

Related Parties. We define related parties as members who owned 10 percent or more of the voting interests of our capital stock outstanding at any time during the year. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2017 and 2016, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at any time during the year.
Table 20.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2017
Citizens Bank, N.A.	$227,287	9.8%	$4,858,592	12.9%	$2,558	6.0%

As of December 31, 2016
Citizens Bank, N.A.	$357,508	14.6%	$7,260,446	18.6%	$2,625	7.3%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

Table 20.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	For the Year Ended December 31,
Citizens Bank, N.A.	2017	2016	2015
Interest income on advances	$63,568	$34,276	$14,745
Fees on letters of credit	3,368	3,059	3,768

We did not receive any prepayment fees from Citizens Bank, N.A. during 2017 and 2015. During 2016, we received prepayment fees of $368,000 from Citizens Bank, N.A. and the corresponding principal amount prepaid to us was $2.0 million.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 20.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2017	$114,498	4.9%	$2,133,374	5.7%	$2,466	5.8%
As of December 31, 2016	91,374	3.7	1,554,753	4.0	1,631	4.5

Note 21 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations. We had a loan outstanding to another FHLBank for $400.0 million as of December 31, 2017. Interest income on loans to other FHLBanks was $43,000, $3,000 and $5,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Interest expense for loans from other FHLBanks was $6,000, $1,000, and $5,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. For the years ended December 31, 2017, 2016, and 2015, we recorded $2.2 million, $2.0 million, and $1.8 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense.

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

Note 22 — Subsequent Events

On February 15, 2018, the board of directors declared a cash dividend at an annualized rate of 4.99 percent based on capital stock balances outstanding during the fourth quarter of 2017. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $28.3 million and was paid on March 2, 2018.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2017 and 2016, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.
2017 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2017 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$266,747	$246,824	$224,227	$199,091
Total interest expense	187,177	175,715	160,407	136,587
Net interest income before provision for credit losses	79,570	71,109	63,820	62,504
Provision for (reduction of) credit losses	52	28	(125)	(51)
Net interest income after provision for (reduction of) credit losses	79,518	71,081	63,945	62,555
Net impairment losses on investment securities recognized in income	(36)	(432)	(568)	(418)
Litigation settlements	20,761	—	—	—
Other income	1,130	1,028	1,020	427
Non-interest expense	25,958	20,972	20,597	20,974
Income before assessments	75,415	50,705	43,800	41,590
AHP assessments	7,587	5,110	4,418	4,192
Net income	$67,828	$45,595	$39,382	$37,398

2016 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2016 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$195,725	$174,879	$167,404	$170,156
Total interest expense	119,438	110,100	112,825	114,052
Net interest income before provision for credit losses	76,287	64,779	54,579	56,104
(Reduction of) provision for credit losses	(83)	(94)	(111)	11
Net interest income after (reduction of) provision for credit losses	76,370	64,873	54,690	56,093
Net impairment losses on investment securities recognized in income	(589)	(371)	(1,003)	(1,347)
Litigation settlements	19,627	—	19,584	—
Other income (loss)	1,272	(3,072)	(1,787)	(2,990)
Non-interest expense	30,351	20,773	18,688	18,934
Income before assessments	66,329	40,657	52,796	32,822
AHP assessments	6,666	4,099	5,312	3,320
Net income	$59,663	$36,558	$47,484	$29,502

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2017, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2017, which is included in Item 8 — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PwC has advised the Bank by letter dated February 23, 2018, that PwC covered persons had borrowing relationships with a Bank member (referred to below as the “Lender”) which owned more than ten percent of the Bank’s capital stock based on PwC’s assessment conducted using shareholder information as of each quarterly period ended in 2017. Under the Loan Rule, these borrowing relationships could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believes that based on its analysis, PwC remains objective and impartial despite matters that may ultimately be determined to be inconsistent with the criteria set out in the rules and regulations of the SEC related to the Loan Rule, and therefore believe that it can continue to serve as the Bank’s independent registered public accounting firm. PwC also advised the Audit Committee that it believes that in light of its analysis, a reasonable investor possessing all the facts regarding the lending relationships described above and PwC audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on the financial statements of the Bank as the independent registered public accounting firm. PwC has advised the Audit Committee their views and conclusions are based in part on the following considerations:

•	the covered persons do not play an active role in the conduct of the audit;

•
the lead audit partner has no reason to believe that the Lender has made any attempt to influence the conduct of the Bank’s audit or the objectivity and impartiality of any member of PwC’s audit engagement team; and

•	PwC professionals are required to disclose any relationships that may raise issues about objectivity, confidentiality, independence, conflicts of interest or favoritism.

In addition, PwC identified no aspects of the lending relationships involving the covered persons that would impact PwC’s objectivity and impartiality.

The Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	as of December 31, 2017, and as of the date of the filing of this Form 10-K, no officer or director of the Lender served on the board of directors of the Bank;

•	the Lender will be eligible to vote only in the at-large independent directorship election for 2018; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of member directors (each of whom must be a director or officer of a member) nominated and elected by our members on a state-by-state basis and independent directors nominated by our board and elected by a plurality of all our members. Our board of directors is currently constituted of nine member directors and eight independent directors. Two of the independent directors are designated as public interest directors.

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

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2017 and 2018 as follows:

Table 49 - Member Directorships by State

Member Directorships
Connecticut	2
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1
Total	9

Our annual election was completed in the fourth quarter of 2017 and involved elections for two Massachusetts member directorships, one Connecticut member directorship, and one independent directorship. See — Annual Director Elections below for additional information on the election.

Director Requirements

Board of director elections are conducted in accordance with applicable law, including the Election Regulation, and our governance documents. Accordingly:

•	each director is required to be a U.S. citizen;

•	no director may be a member of our management;

•	each director is elected for a four-year term (unless the Director of the FHFA designates a shorter term for staggering of the expiration dates of the terms); and

•	no director can be elected to more than three consecutive full terms.

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

Because of the foregoing requirements for member director nominations and elections, we do not know what factors our members considered in nominating candidates for member directorships or in voting to elect our member directors. However, when our board of directors has a vacancy in a member directorship, FHFA regulations require the remaining directors to elect a director to fill the vacancy and, in those instances, we can know what was considered in electing such directors. In 2014, the board elected a candidate, Director Michael R. Tuttle, to fill the Vermont member directorship effective January 1, 2015, because our nomination process in Vermont did not result in a candidate to stand for election by the members. The board elected Director Tuttle following a robust process of inviting all Vermont members to put forward a candidate, conducting telephonic interviews with six interested officers of Vermont members, and conducting in-person interviews with three. The board selected Director Tuttle due to his industry knowledge and broad experience with a complex financial institution, including business management, finance and accounting, strategic planning, and credit and risk management.

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

In determining whom to nominate for independent directorships, the board of directors selected:

•
Cornelius K. Hurley in 2017, based on his legal and banking experience, having served as general counsel of a large regional bank, as director of the Center for Finance, Law and Policy at Boston University School of Law, and as Professor of the Practice of Banking Law at Boston University;

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

•
Joan Carty in 2014, to serve as a public interest director, based on her experience serving as president and chief executive officer of Housing Development Fund, a Stamford, Connecticut-based CDFI that finances multifamily housing, lends directly to low- and moderate-income households for first-time purchases, and provides homeownership counseling, homebuyer education, and foreclosure-intervention counseling; and

•
Patrick E. Clancy in 2014, to serve as a public interest director, based on his experience as a developer of affordable housing, particularly through his previous role as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed more than 25,000 affordable housing units over the past 40 years.

Further, with the exception of director Antoinette C. Lazarus, all of the independent directors have been independent directors of the Bank prior to their most recent nominations, and our board of directors considered their experience gained from serving on our board in selecting them for their most recent nominations.

Additional information on the backgrounds of our directors, including these independent directors, is available under — Information Regarding Current Directors.

Annual Director Elections

For the election of both member and independent directors, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. For independent directors, unless the board of directors nominates more persons than there are independent directorships to be filled in an election, the candidates must receive at least 20 percent of the number of votes eligible to be cast in the election in order to be elected. If no nominee receives at least 20 percent of the eligible votes, the Election Regulation requires us to identify additional nominees and conduct additional elections until the directorship is filled.

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current reports on Form 8-K filed with the SEC on September 8, 2017 and October 27, 2017, as supplemented by a Form 8-K/A filed with the SEC on December 19, 2017.

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

Donna L. Boulanger, age 64, has served as president, chief executive officer and trustee of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, since February 2008. Ms. Boulanger also currently serves on the boards of directors of the Massachusetts Bankers Association and the Massachusetts Bankers Association Charitable Foundation. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2021.

Stephen G. Crowe (vice chair), age 67, has served as the community engagement officer of MountainOne Bank since April 2016. Mr. Crowe served as a director of MountainOne Bank and a trustee of MountainOne Financial, its holding company, from 2002 to April 2016, and as president and chief executive officer of MountainOne Bank from 2002 to 2012. Mr. Crowe also served as president and chief executive officer of Williamstown Savings Bank from 1994 to 2009 and of Hoosac Bank from 2002 to 2009. Mr. Crowe is also a former director of The Savings Bank Life Insurance Company of Massachusetts, a Bank member. He was a Massachusetts certified public accountant from 1976 to June 2016. Mr. Crowe served as a treasurer of the American Bankers Association in 2011 and 2012. Mr. Crowe's service as a director of the Bank began on January 1, 2012, and his current term will conclude on December 31, 2019.

Martin J. Geitz, age 61, has served as president and chief executive officer of The Simsbury Bank & Trust Company, located in Simsbury, Connecticut, since October 2004, and its holding company, SBT Bancorp, Inc., since its formation in 2005. Mr. Geitz is also a member of the board of directors of The Simsbury Bank & Trust Company and SBT Bancorp, Inc. Mr. Geitz began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2021.

John W. McGeorge, age 73, has served as chairman of the board of Needham Bank, of Needham, Massachusetts, since April 2006. Mr. McGeorge also served as chief executive officer of Needham Bank from April 2006 until May 2015, and as president of Needham Bank from April 2006 through April 2012. Mr. McGeorge began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2021.

Gregory R. Shook, age 67, has served as president, chief executive officer and a director of Essex Savings Bank, located in Essex, Connecticut, since July 22, 1999. Mr. Shook also serves on the board of directors of Essex Financial Services, Inc. a subsidiary of Essex Savings Bank. Additionally, Mr. Shook served from 2011 to 2013 on the initial Federal Reserve Bank of Boston, First District, Community Depository Institutions Advisory Council. Mr. Shook began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2020.

Stephen R. Theroux, age 68, was appointed vice president in January 2017 and elected a director in February 2017 of American European Insurance Company, a New Hampshire-domiciled insurance company headquartered in Cherry Hill, New Jersey. Also in January 2017, Mr. Theroux retired from Lake Sunapee Bank, FSB, and its holding company, Lake Sunapee Bank Group, located in Newport, New Hampshire, both of which he had served as president and as chief executive officer, commencing in 2007 and 2012, respectively. He also held various other positions with Lake Sunapee Bank dating back to 1987. Mr. Theroux’s retirement coincided with the January 2017 merger of Lake Sunapee Bank Group with Bar Harbor Bankshares, located in Bar Harbor, Maine, and the simultaneous merger of their subsidiary banks. In connection with those mergers, Mr. Theroux’s positions as director and vice-chair of Lake Sunapee Bank, FSB and Lake Sunapee Bank Group ceased, and he became a director of Bar Harbor Bank & Trust, a Maine bank member, and its holding company, Bar Harbor Bankshares. Mr. Theroux began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2018.

John F. Treanor, age 70, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Mr. Treanor also served as president and chief operating officer at The Washington Trust Company for 10 years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994 to 1999); executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991 to 1994); and various senior management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr. Treanor has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2020.

Michael R. Tuttle, age 62, has served as a voting director of Opportunities Credit Union, located in Winooski, Vermont, since May 2017, and served there as an ex-officio director, functioning solely as a nonvoting observer, beginning in December 2016.

Until the acquisition in May 2017 by Community Bank System, Inc. of Merchants Bancshares, Inc., parent company of Merchants Bank (the Merchants Acquisition), Mr. Tuttle had served as a director of Merchants Bank since 2006 and as a director of Merchants Bancshares, Inc., located in South Burlington, Vermont, since 2007. Mr. Tuttle is also the former president and chief executive officer of each of Merchants Bancshares Inc. (from 2007 through 2015) and Merchants Bank (from 2006 through 2014). He has served on the board of the Vermont Economic Development Authority since October 2016. Mr. Tuttle began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2018.

John Witherspoon, age 61, has served as president and chief executive officer of Skowhegan Savings Bank in Skowhegan, Maine, since November 2007. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004. Mr. Witherspoon began serving as a director of the Bank on January 1, 2016, and his current term will conclude on December 31, 2019.

Independent Directors

The independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.

Andrew J. Calamare (chair), age 62, has served as president and chief executive officer of The Co-operative Central Bank, located in Boston, Massachusetts, since March 2015, and served as executive vice president of The Co-operative Central Bank from January 2011 to March 2015. Prior to that position, Mr. Calamare served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Previously, Mr. Calamare served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2020.

Joan Carty, age 66, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She previously served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term will conclude on December 31, 2018.

Eric Chatman, age 57, has served as chief financial officer of Housing Partnership Network, a network of affordable housing and community development nonprofits, since July 2017. Mr. Chatman founded and was president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities, and financial institutions from June 2015 to July 2017. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from May 2012 until March 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines and division manager, treasury department, at the African Development Bank. Mr. Chatman has served as a director of the Bank since June 16, 2014, and his current term will conclude on December 31, 2019.

Patrick E. Clancy, age 71, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. He continues to engage in the field as an independent consultant and developer. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2018.

Cornelius K. Hurley, age 72, has served as executive director of the Online Lending Policy Institute, Inc. since February 2017. He has also served as Professor of the Practice of Banking Law at Boston University since 2005, and was director of the Boston University Center for Finance, Law & Policy from 2005 to June 2017. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly owned subsidiary of Computershare, Ltd. Previous roles include serving as managing director of The Secura Group (1990 to 1997); as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies (1981 to 1990); and as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was appointed as a director of the Bank on

March 30, 2007, for a term that expired on December 31, 2008. Prof. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, and has served on the board of directors continuously since that date. His current term will conclude on December 31, 2021.

Antoinette C. Lazarus, age 54, has served as chief compliance officer and as privacy and anti-money laundering officers for Landmark Partners, a Simsbury, Connecticut-based registered investment adviser since 2006. Prior to her work at Landmark Partners, Ms. Lazarus served from 2004 to 2006 as vice president of compliance for Prudential Financial, Inc., a Hartford, Connecticut-based financial products and services company and from 2001 to 2004 as director of fund accounting for CIGNA Retirement and Investment Services, a Hartford-based retirement services business that was acquired in 2004 by Prudential Financial, Inc. From 1988 to 2001 Ms. Lazarus served in multiple fund accounting, reporting and valuation roles at Aetna Financial Services, a financial services company based in Hartford that was acquired by ING in 2000. Ms. Lazarus has served as a director of the Bank since January 1, 2017, and her current term will conclude on December 31, 2020.

Jay F. Malcynsky, age 64, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting, since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington, D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director on March 30, 2007, and his current term will conclude on December 31, 2020.

Emil J. Ragones, age 71, is an adjunct professor at the Boston College Carroll School of Management in the Masters of Science in Accounting Program, a position he has held since January 2013. He served as executive in residence at Accounting Management Solutions, Inc., located in Waltham, Massachusetts, from 2008 through April 2015, providing accounting and financial management advisory services. Mr. Ragones previously worked at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including financial services. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's National Professional Practice office for assurance and advisory business services, focusing on reviewing and reporting on financial and information technology controls and Sarbanes-Oxley Act Section 404 compliance and reporting. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current term will conclude on December 31, 2019.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: http://www.fhlbboston.com/downloads/aboutus/Audit_Committee_Charter.pdf.

The board has determined that Director Chatman is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Chatman is not an auditor or accountant for us, does not perform fieldwork, and is not a Bank employee. In accordance with the SEC's safe harbor relating to Audit Committee financial experts, a person designated or identified as an Audit Committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Chatman’s independence.

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

The Bank is one of eleven FHLBanks that, together with the Office of Finance, comprise the FHLBank System. The Office of Finance has responsibility for the issuance of COs on behalf of the FHLBanks and for compiling a combined financial report of the FHLBanks. Accordingly, the FHLBank System has determined that it is beneficial to have a single independent registered public accounting firm responsible for the audit of the FHLBank System and each FHLBank. The FHLBanks and Office of Finance cooperate in selecting and evaluating the independent registered public accounting firm, but the responsibility for appointing the independent registered public accounting firm for each FHLBank remains solely with the audit committee of each individual FHLBank and the Office of Finance.

PwC has been the independent auditor for the Bank and the FHLBank System since 1990. The Bank’s Audit Committee engages in rigorous evaluations each year before appointing an independent registered public accounting firm. In connection with the appointment of the Bank’s independent registered public accounting firm, the Audit Committee’s evaluation included consultation with the audit committees of the other FHLBanks and the Office of Finance. Specific considerations included:

•	an analysis of the risks and benefits of re-engaging the independent auditor versus engaging a different firm, including consideration of:

◦	PwC audit partner and audit team rotation,

◦	PwC’s tenure as the Bank’s and the FHLBank System’s independent auditor,

◦	PwC’s depth of understanding of our business, operations, and accounting policies and practices, and

◦	disruption and risks associated with changing the Bank’s auditor;

•	PwC’s historical and recent performance on the Bank’s audit, including the results of an internal survey of PwC’s service and quality;

•	an analysis of PwC’s known legal risks and significant proceedings;

•	external data relating to audit quality and performance, including recent PCAOB reports on PwC and its peer firms; and

•	the appropriateness of PwC’s fees, on both an absolute basis and as compared to its peer firms.

Audit Fees represent fees for professional services provided in connection with the audit of the Bank’s annual financial statements and internal control over financial reporting and reviews of the Bank’s quarterly financial statements, regulatory filings, consents and other SEC matters.

The Audit Committee has reviewed and approved the fees paid to the independent registered public accounting firm for audit, audit related and other services. The Audit Committee has determined that PwC does not provide any non-audit services that would impair PwC’s independence.

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to the Bank. For lead and concurring audit partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of the Bank’s lead audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee and with management.

Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the reappointment of PwC as the Bank's independent registered public accounting firm for 2018.

The Audit Committee discussed with our internal auditors and PwC the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and PwC, with and without management present, to discuss the results of their audits, their evaluations of the Bank's internal controls, and the overall quality of the Bank's financial reporting.

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

The Audit Committee has discussed with PwC the matters required to be discussed by PCAOB Auditing Standard 1301, Communications with Audit Committees. The Audit Committee has received from PwC the written disclosures and the letter required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed with PwC their independence.

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2017, for filing with the SEC.

As of the date of filing this annual report on Form 10-K, the members of the Audit Committee are:

Emil J. Ragones, chair
Stephen G. Crowe, vice chair
Eric Chatman
Antoinette Lazarus
Jay Malcynsky
John F. Treanor
Andrew Calamare, ex officio

Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:
Table 50 - Executive Officers

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	59
George H. Collins	Executive Vice President and Chief Risk Officer	58
M. Susan Elliott	Executive Vice President and Chief Business Officer	63
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	56
Timothy J. Barrett	Senior Vice President and Treasurer	59
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	51
Barry F. Gale	Senior Vice President and Executive Director of Human Resources	58
Sean R. McRae	Senior Vice President and Chief Information Officer	53
Carol Hempfling Pratt	Senior Vice President, General Counsel, and Corporate Secretary	59
_________________________

(1)	Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

Edward A. Hjerpe III has served as president and chief executive officer since July 2009. Mr. Hjerpe joined us from Strata Bank and Service Bancorp, Inc., where he was interim chief executive officer from September 2008 until joining us. Mr. Hjerpe was a financial, strategy, and management consultant from August 2007 to September 2008. He was both president and chief operating officer of the Massachusetts/Rhode Island Region of Webster Bank and senior vice president of Webster Financial Corporation from May 2004 to June 2007. Prior to those roles, Mr. Hjerpe served as executive vice president, chief operating officer, and chief financial officer at FIRSTFED AMERICA BANCORP, Inc. from July 1997 to May 2004. Mr. Hjerpe also worked with us from 1988 to 1997, first as vice president and director of financial analysis and economic research, and ultimately as executive vice president and chief financial officer. Mr. Hjerpe has been involved in numerous community, civic, industry, and nonprofit organizations over the course of his career. He currently serves as a member of the board of directors of the Office of Finance, as a member of the FHLBank Presidents Conference, and as a member of the board of directors of the Pentegra Defined Benefit Plan for Financial Institutions. He is also a former member and past chair of the board of Dental Services of Massachusetts, as well as a former member and past chair of the board of trustees of St. Anselm College in Manchester, New Hampshire. Mr. Hjerpe earned a B.A. in business and economics from St. Anselm College, and an M.A. and Ph.D. in economics from the University of Notre Dame.

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

Barry F. Gale has served as senior vice president and executive director of human resources since April 2013. Prior to employment with us, Mr. Gale served as senior director of human resources at Thomson Reuters, where he spent 16 years in progressively senior roles. Prior to that position, Mr. Gale served in human resources roles at Citizens Financial Group and The Colonial Group. Mr. Gale holds a B.S. in business management from The University of Massachusetts, Boston.

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

Carol Hempfling Pratt has served as senior vice president, general counsel and corporate secretary since June 2010. Prior to employment with us, Ms. Pratt spent over 25 years specializing in corporate and banking law at the Boston law firm of Foley Hoag LLP, where she was a partner from 1992 to 2010. Ms. Pratt holds a B.A. and a J.D. from Northwestern University.

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

For the year ended December 31, 2017, the named executive officers were:

Edward A. Hjerpe III	President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer;
M. Susan Elliott	Executive Vice President and Chief Business Officer;
George H. Collins	Executive Vice President and Chief Risk Officer;
Carol Hempfling Pratt	Senior Vice President, General Counsel and Corporate Secretary; and
Timothy J. Barrett	Senior Vice President and Treasurer.

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2017. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy (defined below) reflecting performance and market conditions, effective January 1, 2018. Additionally, we adopted an executive incentive plan (an EIP) in 2017 (the 2017 EIP). Cash incentives awarded under EIPs in 2017 were generally determined based on the criteria set forth in the 2017 EIP and the 2015 EIP.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on the Form 10-K for the year ending December 31, 2017.

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

Risk and Bank Compensation Practices and Policies

Our chief risk officer reviews the design of our compensation plans and policies, including the 2017 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2017 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2017, and ending December 31, 2019, and targeted regulatory results at December 31, 2019, with associated deferred payouts of 50 percent of the 2017 EIP's awards, which are intended to align management's interests with risk-management objectives.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2017 short-term awards, which are intended to further reduce the risk of imprudent risk-taking.

Further, our chief risk officer and our executive director of human resources jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2018, the Compensation Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are designed to manage any conflict of interests and promote independence in risk management in a manner independent of the financial performance of the business areas these personnel monitor. For example, as discussed under — Executive Incentive Plan — Incentive Goals, Mr. Collins's goals, as chief risk officer, differ somewhat and have different weightings under the 2017 EIP from the goals of the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile. Likewise, all participants in the 2017 EIP working in our enterprise risk-management (ERM) department have somewhat different goals and weightings from their peers in other departments. Additionally, the review of the chief risk officer includes input by the board of directors’ Risk Committee.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the FHFA reviews all executive compensation, including the 2017 EIP, relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is across a broad group of organizations representing different industries. In particular, we experience a greater frequency of competition for talent with financial services firms, including commercial banks, other FHLBanks, other GSEs, such as Fannie Mae and Freddie Mac, and other financial institutions, including those in the private sector. We also recognize that a “one-size-fits-all” approach to compensation may need to be adjusted at times to attract employees who may have critical skills (e.g., technology staff) and to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by asset-management firms that are considered labor market competitors even though they are not business competitors. As a result, we may, at times, have to expand recruiting efforts to a regional or national basis to recruit named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer comparable compensation packages to attract, retain, motivate, and reward top talent. When setting compensation levels, we also consider the cost of living in the Boston area.

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

The first competitive peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2017, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive for each matched position as discussed below in more detail.

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

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 2017 FHLB Custom Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives.

The following is a list of survey participants that were included by McLagan in the commercial/regional banks peer group in the 2017 FHLB Custom Survey as well as proxy data from smaller public peers with assets between $10 billion and $20 billion. Not all participants reported positions that matched the data set for the named executive officers.

Table 51 - List of Survey Participants

ABN AMRO	Federal Home Loan Bank of Dallas	MUFG Securities
Agricultural Bank of China	Federal Home Loan Bank of Des Moines	National Australia Bank
AIB	Federal Home Loan Bank of Indianapolis	Natixis
Ally Financial Inc.	Federal Home Loan Bank of New York	New York Community Bank
Australia & New Zealand Banking Group	Federal Home Loan Bank of Pittsburgh	Nord/LB
Banc of California Inc.	Federal Home Loan Bank of San Francisco	Nordea Bank
Banco Bilbao Vizcaya Argentaria	Federal Home Loan Bank of Topeka	Norinchukin Bank, New York Branch
Banco Itaú Unibanco	Federal Reserve Bank of Atlanta	Northern Trust Corporation
BancorpSouth Inc.	Federal Reserve Bank of Boston	Old National Bancorp
Bank Hapoalim	Federal Reserve Bank of Chicago	People's United Bank, N.A.
Bank of America Merrill Lynch	Federal Reserve Bank of Cleveland	Pinnacle Financial Partners
Bank of Hawaii Corp.	Federal Reserve Bank of Kansas City	PNC Bank
Bank of New York Mellon	Federal Reserve Bank of Minneapolis	Putnam Investments
Bank of Nova Scotia	Federal Reserve Bank of New York	Rabobank
Bank of the Ozarks Inc.	Federal Reserve Bank of Richmond	Regions Financial Corporation

Table 51 - List of Survey Participants

Bank of the West	Federal Reserve Bank of San Francisco	Royal Bank of Canada
Bank of Tokyo - Mitsubishi UFJ	Federal Reserve Bank of St Louis	Royal Bank of Scotland Group
Bayerische Landesbank	Flagstar Bancorp Inc.	Santander Bank, NA
BBVA Compass	Fidelity Investments	Societe Generale
BMO Financial Group	Fifth Third Bank	Standard Chartered Bank
BNP Paribas	First Citizens Bank	State Street Corporation
BOK Financial Corporation	First Midwest Bancorp Inc.	Sterling Bancorp
Branch Banking & Trust Co.	First Republic Bank	Sumitomo Mitsui Banking Corporation
Brown Brothers Harriman & Co.	FNB Omaha	Sumitomo Mitsui Trust Bank
Capital One	Freddie Mac	SunTrust Banks
Cathay General Bancorp	Fulton Financial Corp.	SVB Financial Group
Charles Schwab & Co.	GE Capital	Synchrony Financial
Chemical Financial Corp.	Great Western Bancorp	Synovus
China Construction Bank	Hancock Bank	TCF National Bank
CIBC World Markets	Hilltop Holdings Inc.	TD Ameritrade
CIT Group	HSBC	TD Securities
Citi Global Consumer Group	Huntington Bancshares, Inc.	Texas Capital Bank
Citigroup	Industrial and Commercial Bank of China	The PrivateBank
Citizens Financial Group	ING	TIAA
City National Bank	International Bancshares Corp.	Trustmark Corp.
Comerica	Intesa Sanpaolo	U.S. Bancorp
Commerzbank	Investors Bancorp, Inc	UMB Financial Corporation
Commonwealth Bank of Australia	JP Morgan	Umpqua Holding Corporation
Crédit Agricole CIB	KBC Bank	United Bankshares Inc.
Credit Industriel et Commercial - N.Y.	KeyCorp	United Community Banks Inc.
Cullen Frost Bankers, Inc.	Landesbank Baden-Wuerttemberg	UniCredit Bank AG
DBS Bank	Lloyds Banking Group	Valley National Bank
Depository Trust & Clearing Corporation	MB Financial Inc.	Washington Federal Inc.
DnB Bank	M&T Bank Corporation	Webster Bank
DZ Bank	Macquarie Bank	Wellington Management Company
Eaton Vance Investment Managers	MFS Investment Management	Wells Fargo Bank
Fannie Mae	Mizuho Bank	Western Alliance Bancorp
Federal Home Loan Bank of Atlanta	Mizuho Capital Markets	Westpac Banking Corporation
Federal Home Loan Bank of Chicago	Mizuho Trust & Banking Co. (USA)	Zions Bancorporation
Federal Home Loan Bank of Cincinnati

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

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2017, these goals and objectives were developed to align with our strategic business plan. At the end of the year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation, although the board of director’s Risk Committee provides input on the evaluation of the chief risk officer. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

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

After review and nonobjection by the FHFA, the board of directors awarded the named executive officers an increase in base salary on January 17, 2018, with retroactive application to January 1, 2018. In determining the amount of the increases, the Compensation Committee considered market data from the McLagan 2017 FHLB Custom Survey, discussed under — Overview of the Labor Market for Senior Managers above. Additionally, the Compensation Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Compensation Committee, increases in base salary for each of the named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff. In determining Mr. Hjerpe's increase in base salary, the board of directors considered compensation survey data for FHLBank System chief executive officers, comparative external market data, Mr. Hjerpe's leadership and his consistently strong performance.

The following table sets forth the base salary increases:

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Edward A. Hjerpe III	$781,300	$859,430	10.00%
President and Chief Executive Officer

Frank Nitkiewicz	$380,880	$393,280	3.26%
Executive Vice President and Chief Financial Officer

M. Susan Elliott	$380,680	$393,080	3.26%
Executive Vice President and Chief Business Officer

George H. Collins	$350,070	$361,070	3.14%
Executive Vice President and Chief Risk Officer

Carol Hempfling Pratt	$334,700	$346,400	3.50%
Senior Vice President, General Counsel and Corporate Secretary

Timothy J. Barrett	$334,700	$346,400	3.50%
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

Purpose of the 2017 EIP

The 2017 EIP is intended to:

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

2017 EIP Plan Design

The design of the 2017 EIP was guided by principles intended to:

•	promote achievement of our financial plan and strategic objectives in our strategic business plan;

•	provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and

•	facilitate the retention and commitment of our corporate officers.

Incentive Goals

The 2017 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. Where possible, the goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. To mitigate unnecessary or excessive risk-taking, the 2017 EIP contains measures for overall performance that are achieved through Bankwide collaboration of activity but cannot be individually attained or altered by participants in the 2017 EIP. Additionally, the 2017 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2017, and ending December 31, 2019, and targeted regulatory results at December 31, 2019, which are intended to align management's interests with our long-term financial performance and condition. Further, Mr. Collins's goals, as chief risk officer, differ somewhat and have different weightings from the goals and weightings of the other named executive officers, and are intended both to align his incentives with appropriately managing our risk profile and to be independent of the financial performance of the individual business areas that ERM monitors. Further, as described in greater detail under — Determination of Awards under the 2017 EIP, the Compensation Committee and the board of directors maintained authority over all awards under the 2017 EIP, however, the 2017 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

Short-Term Incentive Goals and Actual Achievement

The 2017 EIP includes the following short-term incentive goals for the named executive officers:

•
Pre-assessment core return on capital stock (the core return goal): Pre-assessment core return on capital stock (as such term is defined in the 2017 EIP and referred to in this report as core return on capital stock) is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, other-than-temporary-impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary-impairment credit losses due to improvements in projected private-label MBS performance, private-label MBS litigation settlement income, and unbudgeted voluntary pension contributions. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.

•
Implement the HHNE Initiative (HHNE initiative): This goal is measured by completion of an analysis of alternatives to providing advances as a method to deliver the HHNE subsidy to New England HFAs and by the launch and disbursement of the allocated subsidy in our HHNE initiative.

•
Implement the JNE initiative (JNE initiative): This goal is measured by the launch and disbursement earlier in the year of the subsidy in our JNE initiative and by the introduction of the JNE program to members that did not apply and take down a JNE advance in 2016.

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

The 2017 EIP includes the following short-term incentive goals for the named executive officers, except for Mr. Collins:

•
New business and mission goal (the new business goal): This goal is measured by the total amount of advances originated during 2017 to depository institution members with maturities of greater than or equal to one year in term (and not pre-payable without fee), including advances restructurings that result in extension of the advance in maturity of one year or longer, but excluding certain AHP-related, JNE and HHNE advances and advances to insurance company members.

•	Insurance advances disbursements (the insurance advances goal): This goal is measured by the amount of new advances originated in 2017 (any type and maturity of advance) to insurance company members.

•	Insurance membership (the insurance membership goal): This goal is measured by the number of insurance companies approved for membership by the president and chief executive officer in 2017.

As chief risk officer, Mr. Collins's short-term incentive goals differ somewhat and have different weightings from the goals and weightings of the other named executive officers. These differences are intended to align Mr. Collins’s incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Under the 2017 EIP, Mr. Collins's short-term incentive goals include the core return goal, HHNE initiative, JNE initiative, and individual goal but exclude the new business goal, insurance advances goal, and insurance membership goal. Mr. Collins's short-term goals also include:

•
Bankwide ERM initiatives (the ERM goals): These goals are described and measured as set forth in Table 53. Mr. Collins's achievement of these goals was evaluated by Mr. Hjerpe in his capacity as Mr. Collins's manager.

•
Remediation of 2016 Report of Examination Findings (the remediation goal): This goal is measured by the clearance rate of recommendations and matters requiring attention identified during our 2016 FHFA examination.

Table 52 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than ERM and individual goals which are set forth in Tables 53 and 54, respectively, for the year ended December 31, 2017.

Table 52 - Short-Term Goals

	Weighting
Goal	Named Executive Officers other than Chief Risk Officer	Chief Risk Officer	Threshold	Target	Excess	Actual Achievement
Core Return	25%	20%	6.12 percent (1)	6.78 percent (1)	8.10 percent (1)	Between target and excess
New Business	20%	NA	$2.0 billion	$3.50 billion	$5.00 billion	$5.21 billion
Insurance Advances	15%	NA	$1.25 billion	$2.25 billion	$3.25 billion	$5.44 billion
Insurance Membership	10%	NA	3 new members	5 new members	7 new members	7 new members
HHNE Initiative	10%	10%	Establish a cross-functional team to perform an analysis of alternative advances as a method to deliver HHNE subsidy to the New England HFAs. Deadline is March 31, 2017 for launch of 2017 HHNE.	Threshold criteria plus disburse 80% of allocated subsidy by December 31, 2017.	Target criteria plus disburse 100% of allocated subsidy by December 31, 2017.	Excess
JNE Initiative	10%	10%	Launch the 2017 JNE in January 2017 and disburse 50% of the subsidy by June 30, 2017.	Threshold criteria plus disburse 70% of the subsidy by June 30, 2017 with three new member users.	Target criteria plus disburse 100% of the subsidy by October 31, 2017 with 10 new member users of JNE.	Excess
Remediation	NA	15%	Clear all matters requiring board attention and 83.3% of the recommendations.	Clear all matters requiring board attention and all recommendations.	Target criteria plus receive an upgrade in the 2017 regulatory examination.	Target
ERM	NA	35%	See Table 53	See Table 53	See Table 53	See Table 53
Individual	10%	10%	See Table 54	See Table 54	See Table 54	See Table 54
___________________________

(1)
These performance levels were adjusted from the amounts originally established in the 2017 EIP. The 2017 EIP provides that the originally established performance levels were to be adjusted up or down by one basis point for every basis point by which the average daily federal funds rate deviated from the 0.83 percent assumed in our strategic business plan. In 2017, the average daily federal funds rate deviation, and therefore, the adjustment to each of the performance levels, was 19 basis points.

The following table 53 sets forth the ERM Goals, weightings and the actual achievement for the year ended December 31, 2017.

Table 53 - ERM Goals and Actual Achievement

Goals	Threshold	Target	Excess	Actual Achievement
Contribute to the Bank activities for 2017 via active participation with key constituents co-led by ERM and business unit management. This goal was weighted 40 percent.
Of the targeted and key action plans supporting business unit objectives agreed upon quarterly by leadership of ERM, Member Services, Treasury and Information Technology/ Information Security, satisfactorily meet 75% of targeted action plans.
		Threshold criteria plus satisfactorily meet 100% of key action plans.	Satisfactorily meet 100% of targeted and key action plans.	Excess
Evaluate and assess the impact of the FHFA’s risk-based capital methodologies for market and credit risk and make presentations to management and the board of directors’ Risk Committee by the following dates based on guidance received as of May 31, 2017. This goal was weighted 20 percent.*

	By December 31, 2017.	By October 31, 2017.	By August 31, 2017.	Threshold
Increase awareness of our risk management framework by conducting sessions open to all bank staff on targeted topics and by providing a synopsis presentation to the board of directors’ Risk Committee. This goal was weighted 40 percent.
	Conduct a session on one topic by October 30, 2017.	Conduct sessions on two topics by October 30, 2017.	Conduct sessions on three topics by October 30, 2017.	Excess
___________________________

*
As this goal was originally drafted, it did not appear that it would be achievable, because the regulatory guidance required to complete the goal was not received from the FHFA within the originally expected timeframe. The timing of achievement levels was revised in order to permit ERM to achieve this goal in 2017 notwithstanding the revised regulatory timeframe. In addition, to compensate for the effects of the later than anticipated regulatory releases on the ability to complete this goal, the original equal weighting of the three ERM goals was changed to a weighting of 20 percent for this goal and 40 percent for each of the other two ERM goals. Adjustments in the originally drafted goal were approved by the President and Chief Executive Officer. Despite the timing pressures, ERM met the originally drafted achievement level for this goal of Target. The Compensation Committee approved the payout to Mr. Collins at the revised achievement level of Threshold, and the Bank received a non-objection response from the FHFA on the payout at Threshold.

The following Table 54 sets forth the named executive officers' individual, Bankwide or department specific goals, levels of achievement, and actual results. Each component of each named executive officer’s individual, Bankwide or department specific goals was weighted equally unless otherwise stated below.

Table 54 - Individual, Bankwide or Department-Specific Goals by each Named Executive Officer

Mr. Hjerpe
Goals	Threshold	Target	Excess	Actual Achievement

Table 54 - Individual, Bankwide or Department-Specific Goals by each Named Executive Officer

Maintain financial capacity to pay a dividend at a specified minimum level for four quarters.	Dividends in an amount at or above a specified minimum level paid for four quarters and achieve a core mission asset ratio of 65% or higher for 2017.	Dividends in an amount at or above a specified minimum level paid for four quarters and achieve a core mission asset ratio of 70% or higher for 2017.	Achieve target criteria, plus exceed “target” on the pre-assessment, core return on capital stock goal as defined in the 2017 EIP.	Excess
Meet with and make presentations on the financial condition and other important aspects of the Bank to member trade associations and other industry groups.	Attend and present at five such meetings.	Attend and present at seven such meetings, including at least one insurance company focused meeting.	Attend and present at nine such meetings including at least one insurance company.	Target

Mr. Nitkiewicz
Goals	Threshold	Target	Excess	Actual Achievement
Maintain an efficient capital structure - excess stock management. Milestones:
1) Maintain excess stock within excess stock target range for 240 days in 2017.
2) Maintain excess stock within excess stock target range for 300 days in 2017.
3) Create detailed functional requirements document for self-service excess stock repurchase functionality in member online banking service.
	Achieve Milestone 1.	Achieve Milestone 2 OR achieve Milestones 1 and 3.	Achieve Milestones 2 and 3.	36.7 percent between Threshold and Target
Make the Bank more agile and efficient: Workday planning module.	Develop and present to Bank technology governance committee (BTG) a business case to implement Workday planning module.	Achieve threshold criteria, plus secure BTG approval for Workday planning module implementation project.	Achieve target criteria, plus complete detailed Workday planning module functional design and implementation plan documentation.	Target

Ms. Elliott
Goals	Threshold	Target	Excess	Actual Achievement
Deliver JNE to the Bank membership in 2017.	Launch the 2017 JNE in January 2017 and disburse 50% of subsidy by June 30, 2017.	Disburse 70% of the 2017 JNE subsidy by June 30, 2017 with three new member users.* *New member user is defined as a member that did not apply for JNE subsidy in 2016.	Disburse 100% of the subsidy by October 31, 2017 with ten new member users of JNE.	Excess
Deliver HHNE to the HFAs in 2017.	Work with treasury and legal departments, president and others to develop a plan to deliver HHNE to the HFAs by March 31, 2017.	Disburse 80% of the HHNE subsidy by December 31, 2017.	Disburse 100% of the HHNE subsidy by December 31, 2017.	Excess

Table 54 - Individual, Bankwide or Department-Specific Goals by each Named Executive Officer

Conduct member and regulator outreach*, including a minimum of 5 insurance company meetings and 2 regulator meetings, to promote use and understanding of the Bank’s Business Solutions.
*Member visits will be individual member meetings, most often attended by a relationship manager. Regulator meetings will be visits with state or federal regulator and may include examiner training sessions.
	15 visits.	20 visits.	30 visits.	90.0 percent between Target and Excess

Mr. Collins
Goals	Threshold	Target	Excess	Actual Achievement
PolyPaths Implementation.	Successfully implement PolyPaths by December 31, 2017.	Complete two parallel runs for market valuation in PolyPaths by August 31, 2017.	Complete two parallel runs for income simulation in PolyPaths by October 31, 2017.	Excess
Develop management’s risk appetite statement.	Present final appetite statement to management committee by June 30, 2017.	Present risk appetite statement to Bank leaders by August 31, 2017.	Present high-level overview of risk appetite to all Bank staff by September 30, 2017.	No Payout(1)

Ms. Pratt
Goals	Threshold	Target	Excess	Actual Achievement
Improve corporate governance related communications.	Design and present “Know your Bank” session to educate Bank staff about the board of directors and other corporate governance topics.
Achieve threshold criteria, plus plan and implement improvements to the organization and content of the board of directors’ electronic corporate governance resource center, and establish procedures for maintaining such content.

Achieve target criteria, plus research potential improvements to corporate governance organization and content of the Bank’s external website, and work with corporate communications group to implement agreed-upon improvements.
Excess
Develop statement of “Mission, Vision and Values” for legal department.	Working with all members of the legal department, create a departmental charter that includes a statement of the department’s mission, vision and values (MVV); present it to management committee.	Achieve threshold criteria, plus work with each member of the department to create a brief individualized statement expressing how the MVV applies to his or her role.
Achieve target criteria, plus (i) include a discussion of how we are exemplifying our MVV as a standing agenda item in each departmental staff meeting after threshold is achieved, and (ii) include a review of the individualized statements with each department member at least every other month after target is achieved.
Target

Mr. Barrett
Goals	Threshold	Target	Excess	Actual Achievement

Table 54 - Individual, Bankwide or Department-Specific Goals by each Named Executive Officer

Develop FHLB System debt distribution strategy alternatives in collaboration with the Office of Finance and FHLBanks. This goal is weighted 60 percent.	Identify and document key challenges to current distribution platform; identify, analyze and document alternatives to mitigate challenges.	Achieve threshold criteria, plus select alternative strategy and discuss with FHLBank CFOs for consideration, make recommendation and gain approval of the Office of Finance board.	Achieve target criteria, plus present strategy recommendation to Office of Finance board for consideration and approval by fourth quarter of 2017.	Target
Process and straight-through-processing (STP) improvements. This goal is weighted 40 percent.	Develop business case on new advance pricing matrix to meet member and Bank needs, integrating with core banking project, second quarter of 2017.	Achieve threshold criteria, plus develop business requirements to use bilateral repo for liquidity, including upgrading Summit trade entry and automated collateral management, third quarter of 2017.	Achieve target criteria, plus submit bilateral repo business case to BTG for funding by fourth quarter of 2017.	Threshold
___________________________
(1) The Bank’s risk appetite statement is a work in progress being pursued through a review of risk limits in 2017 and 2018.

Long-Term Incentive Goals

In addition, the 2017 EIP includes two long-term incentive goals. The first, weighted at 67 percent of the total long-term opportunity, is based on our average core return on capital stock over the three-year period starting January 1, 2017, and ending December 31, 2019. The 2017 EIP provides that the performance levels for this goal will be adjusted up or down by 1.0 basis points for every basis point by which the average daily federal funds rate deviates from the 1.22 percent that we have forecast.

For information on how core return on capital stock is determined, see — Short-Term Incentive Goals and Actual Achievement.

Table 55 - Average Core Return on Capital Stock

Long-Term Goal	Average Core Return on Capital Stock from January 1, 2017 to December 31, 2019
Threshold	5.01%
Target	6.26%
Excess	7.51%

The second long-term incentive goal will be measured by the achievement of certain targeted regulatory goals by December 31, 2019. This goal is weighted at 33 percent of the total long-term opportunity.

Incentive Opportunities under the 2017 EIP

Incentive opportunities under the 2017 EIP are based on each named executive officer's base salary at December 31, 2017 (referred to as 2017 incentive salaries).

Table 56 sets forth the combined short and long-term incentive opportunities under the 2017 EIP, in each case expressed as percentages of the named executive officers' 2017 incentive salaries:

Table 56 - Combined Short- and Long-Term Incentive Opportunity

	Combined Short- and Long-Term Incentive Opportunity(1)
	Threshold	Target	Excess
President	50.00%	75.00%	100.00%
All Other Named Executive Officers	30.00%	50.00%	70.00%
 ___________________________

(1)	The combined short- and long-term incentive paid under the 2017 EIP will not exceed 100 percent of the average of the named executive officer’s base salary for 2017, 2018 and 2019.

At the conclusion of 2017, individual awards were calculated based on actual goal achievement as of December 31, 2017. Participants were eligible to receive 50 percent of such award in a cash payment in March 2018, following non-objection by the FHFA and approval of the board of directors. Table 57 below sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2018, in each case expressed as percentages of the named executive officers' 2017 incentive salaries:

Table 57 - Short-Term Incentive Opportunity

	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	25.00%	37.50%	50.00%
All Other Named Executive Officers	15.00%	25.00%	35.00%

The remaining 50 percent of the combined award, calculated at the end of 2017, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goals, as set forth in Table 58 below.

Table 58 - Long-Term Incentive Opportunity

Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 50% of the combined short- and long-term incentive opportunity	100% of the remaining 50% of the combined short- and long-term incentive opportunity	150% of the remaining 50% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2017 EIP

Awards for the short-term goals, other than the ERM and individual goals under the 2017 EIP, were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 52)	X	Incentive Opportunity for Level of Achievement (Table 56)	X	2017 Incentive Salary

If the result for the goal were less than the threshold level of achievement (Table 52), the award for that goal would have been zero absent an act of discretion. For goals achieved above the excess level of achievement (Table 52), there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the threshold and excess levels of achievement. In administering the EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded threshold or target levels. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 52)	X	Incentive Opportunity (Table 56) Interpolated for Actual Level of Achievement	X	2017 Incentive Salary

Our staff calculated the named executive officers' awards under the 2017 EIP's short-term goals, in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed the results of each of the other named executive officer's level of achievement under that named executive officer's individual goal, and for Mr. Collins, also the ERM goals, and made award recommendations to the Compensation Committee for the Compensation Committee's consideration. The Compensation Committee discussed and adopted those recommendations. The Compensation Committee determined Mr. Hjerpe's incentive award for his individual goal following the Compensation Committee's review of the level of achievement for this goal as provided by Mr. Hjerpe and the Compensation Committee's assessment of Mr. Hjerpe's achievement of this goal. The Compensation Committee and board of directors determined that Mr. Hjerpe achieved one of his goals at excess and one at target, as set forth in Table 54.

Based on those calculations and determinations, the combined incentive awards were calculated, by goal, as follows:

Table 59 - 2017 Combined Short-and Long-Term Awards as Calculated by Goal

Participant	Core Return	New Business	Insurance Advances	Insurance Membership	HHNE	JNE	Remediation	ERM	Individual	Total Combined Award
Mr. Hjerpe	$164,621	$156,260	$117,195	$78,130	$78,130	$78,130	N/A	N/A	$68,363	$740,829
Mr. Nitkiewicz	54,679	53,323	39,992	26,662	26,662	26,662	N/A	N/A	16,633	244,613
Ms. Elliott	54,651	53,295	39,971	26,648	26,648	26,648	N/A	N/A	26,392	254,253
Mr. Collins	40,205	N/A	N/A	N/A	24,505	24,505	$26,255	$75,965	12,253	203,688
Ms. Pratt	48,050	46,858	35,144	23,429	23,429	23,429	N/A	N/A	20,081	220,420
Mr. Barrett	48,050	46,858	35,144	23,429	23,429	23,429	N/A	N/A	14,057	214,396

The named executive officers were eligible to receive 50 percent of the combined award illustrated above in a cash payment in March 2018, following non-objection by the FHFA and approval of the board of directors. The column “short-term award” in Table 60 below sets forth the short-term incentive award paid to the named executive officers in March 2018 and the remaining 50 percent which then becomes the target level of achievement for the long-term incentive opportunity.

Table 60 - 2017 Combined Short-and Long-Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement

Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$740,829	$370,415	$370,414
Mr. Nitkiewicz	244,613	122,307	122,306
Ms. Elliott	254,253	127,127	127,126
Mr. Collins	203,688	101,844	101,844
Ms. Pratt	220,420	110,210	110,210
Mr. Barrett	214,396	107,198	107,198

Final awards under the 2017 EIP's long-term incentive opportunities cannot be determined until after December 31, 2019, since they are based on average core return on capital stock over the three-year period starting January 1, 2017, and ending December 31, 2019, and targeted regulatory results as of December 31, 2019. Based on the Bank's and individual levels of achievement as of December 31, 2017, the named executive officers are eligible for long-term incentive opportunities, payable in March 2020, as follows:

Table 61 - Long-Term Incentive Opportunity at Threshold, Target, and Excess

	Long-Term Incentive Opportunity at Threshold, Target, and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$185,207	$370,414	$555,621
Mr. Nitkiewicz	61,153	122,306	183,459
Ms. Elliott	63,563	127,126	190,689
Mr. Collins	50,922	101,844	152,766
Ms. Pratt	55,105	110,210	165,315
Mr. Barrett	53,599	107,198	160,797

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions:

•
Participants must be employed by us on the payment date in March 2020 to receive the long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2017 EIP.

•
Subject to the discretion of the board of directors, the calculated long-term award may be reduced or eliminated (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2018 and/or 2019, any of the following occurs such that if it had occurred prior to the year-end 2017 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:

◦	operational errors or omissions result in material revisions to our 2017 financial results, information submitted to the FHFA, or data used to determine the combined award at year-end 2017;

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

•	Pentegra Defined Contribution Plan for Financial Institutions (the Pentegra Defined Contribution Plan), a 401(k) plan, under which we match employee contributions for all eligible employees; and

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

Perquisites

Perquisites for the named executive officers may include supplemental life insurance (Mr. Nitkiewicz and Ms. Elliott only), travel memberships and subscriptions, spouse travel during business, parking, or a 100 percent mass transportation subsidy. Mr. Hjerpe is also eligible for the personal use of an automobile. The Compensation Committee believes that the perquisites offered to the named executive officers are reasonable and necessary for the total compensation package to remain competitive in recruiting and retaining them.

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

Employment Status and Severance Benefits

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2017, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

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

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2017, 2016, and 2015, by our named executive officers.

Table 62 - Summary Compensation for 2017, 2016 and 2015

Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan Compensation Short-Term(3)	Non-equity Incentive Plan Compensation Long-Term(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Edward A. Hjerpe III	2017	$781,300	$—	$370,415	$386,685	(7)	$981,000	$106,684	$2,626,084
President and	2016	756,700	—	364,162	289,987		692,000	103,149	2,205,998
Chief Executive Officer	2015	733,300	29,332	362,067	312,420		244,000	90,530	1,771,649

Frank Nitkiewicz	2017	380,880	—	122,307	170,888		1,022,000	41,424	1,737,499
Executive Vice President	2016	369,280	1,495	123,340	102,329		691,000	40,551	1,327,995
and Chief Financial Officer	2015	358,000	14,320	120,557	111,620		239,000	35,428	878,925

M. Susan Elliott	2017	380,680	—	127,127	175,075		979,000	46,414	1,708,296
Executive Vice President	2016	369,280	2,961	125,310	103,371		788,000	44,704	1,433,626
and Chief Business Officer	2015	358,000	14,320	123,510	108,291		301,000	39,488	944,609

George H. Collins	2017	350,070	1,450	101,844	138,578		708,000	31,108	1,331,050
Executive Vice President	2016	339,570	—	94,337	74,106		516,000	32,040	1,056,053
and Chief Risk Officer	2015	330,000	13,200	97,763	98,372		244,000	23,275	806,610

Carol Hempfling Pratt	2017	334,700	—	110,210	143,220		288,000	31,588	907,718
Senior Vice President and	2016	324,500	—	107,085	84,691		216,000	31,073	763,349
General Counsel	2015	295,000	12,144	101,038	92,223		78,000	26,835	605,240

Timothy J. Barrett	2017	334,700	—	107,198	138,690		270,000	27,707	878,295
Senior Vice President and	2016	324,500	—	107,085	84,691		205,000	27,413	748,689
Treasurer	2015	295,000	12,144	97,841	94,038		68,000	18,433	585,456
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)
In 2017 Mr. Collins received an additional bonus of $1,450 as a cash award for 20 years of service. In 2016 Mr. Nitkiewicz received an additional bonus of $1,495 as a cash award for 25 years of service, and Ms. Elliott received an additional bonus of $2,961 as a cash award for 35 years of service. In 2015 Ms. Pratt and Mr. Barrett received an additional bonus of $344 as a cash award for their five years of service. The amount of these service awards is the same as would have been paid to any employee who completed the same number of years of service in 2017, 2016 or 2015. In 2015, all Bank employees, including the named executive officers, were awarded a special cash bonus equal to 4 percent of base salary as of December 1, 2015, in recognition of our success for the year ended December 31, 2015, reflected in our record net income for the year as well as a number of measures that are indicators of our success against meaningful criteria for the past several years.

(3)
Represents amounts paid under the 2017 EIP during 2018 in respect of service performed in 2017, under the 2016 EIP during 2017 in respect of service performed in 2016, and under the 2015 EIP during 2016 in respect of service performed in 2015.

(4)
Represents amounts paid under the 2015 EIP at December 31, 2017 for satisfying at the excess level of achievement a long-term goal based on our average pre-assessment, pre-other-than-temporary-impairment core return on capital stock (as such term is defined in the 2015 EIP and referred to in this report as the 2015 EIP core return on capital stock), which is explained further below in this paragraph; and amounts paid under the 2014 and 2013 EIPs for satisfying at the achievement level between target and excess long-term goals based on our retained earnings (as adjusted as explained in this footnote) at December 31, 2016, and December 31, 2015, respectively.

Retained earnings were adjusted for payouts under the 2014 and 2013 EIPs from the amounts determined in accordance with GAAP to net out the impacts of prepayment fee income, private-label MBS litigation settlement income, and debt retirement expense. With the approval of the board of directors, retained earnings was additionally adjusted from this formula for the payouts under the 2014 EIP to exclude from net income unbudgeted voluntary pension contributions and also to exclude the expense associated with JNE and HHNE, programs which were not contemplated at the time the 2014 EIP was established. The difference between GAAP retained earnings and this measure of adjusted retained earnings is that GAAP retained earnings does not provide for the adjustments described above.
The 2015 EIP core return on capital stock was calculated as was the core return on capital stock as described under Short-Term Incentive Goals and Actual Achievement. With the approval of the board of directors, the 2015 EIP core return on capital stock was adjusted from the formula set out in the 2015 EIP to exclude from net income unbudgeted voluntary pension contributions and also to exclude the expense associated with JNE and HHNE, programs which were not contemplated at the time the 2015 EIP was established. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described under Short-Term Incentive Goals and Actual Achievement, and the 2015 EIP core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of each year. We complied with these limits. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints. The amounts paid under the 2015, 2014 and 2013 EIPs also reflect a payout based on the results of the regulatory goal of those plans.

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

(6)
See Table 63 Other Compensation for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by us with respect to supplemental life insurance, and perquisites.

(7)
The amount Mr. Hjerpe earned under the 2015 EIP at December 31, 2017, based on the formula in the plan, was $513,230. This amount was reduced to $386,685, however, to comply with a provision capping combined short- and long-term incentive paid under the plan to no greater than 100 percent of the average of the participant’s salary for 2015, 2016, and 2017.

Table 63 - Other Compensation

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Edward A. Hjerpe III	2017	$86,127	$—	$20,557	$106,684
	2016	85,882	—	17,267	103,149
	2015	72,643	—	17,887	90,530

Frank Nitkiewicz	2017	36,393	5,031	—	41,424
	2016	36,090	4,461	—	40,551
	2015	31,504	3,924	—	35,428

M. Susan Elliott	2017	36,562	9,852	—	46,414
	2016	36,068	8,636	—	44,704
	2015	31,774	7,714	—	39,488

George H. Collins	2017	31,108	—	—	31,108
	2016	32,040	—	—	32,040
	2015	23,275	—	—	23,275

Carol Hempfling Pratt	2017	31,588	—	—	31,588
	2016	31,073	—	—	31,073
	2015	26,835	—	—	26,835

Timothy J. Barrett	2017	27,707	—	—	27,707
	2016	27,413	—	—	27,413
	2015	18,433	—	—	18,433
_______________________

(1)
Amounts include our contributions to the Pentegra Defined Contribution Plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in the Nonqualified Deferred Compensation Table below.

The Pentegra Defined Contribution Plan, a 401(k) plan, excludes hourly, flex staff, and short-term employees from participation, but continues to include all other employees. Employees may elect to defer one percent to 50 percent of their plan salary, as defined in the plan document. We make contributions based on the amount the employee contributes, up to the first three percent of plan salary, multiplied by the following factors:

•	100 percent during the second and third years of employment.

•	150 percent during the fourth and fifth years of employment.

•	200 percent following completion of five or more years of employment.

Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2017, the maximum elective deferral amount was $18,000 (or $24,000 per year for participants who attain or exceed age 50 in 2017), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $16,200 (three percent multiplied by two multiplied by the $270,000 IRC compensation limit).
A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(2)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, parking, reimbursement for mass transportation, spousal travel expenses, and travel memberships and subscriptions.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2017 EIP, for our named executive officers:

Table 64 - Grants of Plan-Based Awards for Fiscal Year 2017

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$195,325	$292,988	$390,650
Mr. Nitkiewicz	57,132	95,220	133,308
Ms. Elliott	57,102	95,170	133,238
Mr. Collins	52,511	87,518	122,525
Ms. Pratt	50,205	83,675	117,145
Mr. Barrett	50,205	83,675	117,145

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$97,663	$195,325	$292,988
Target	146,494	292,988	439,481
Excess	195,325	390,650	585,975

Mr. Nitkiewicz
If short-term component results in:	Threshold	Target	Excess
Threshold	$28,566	$57,132	$85,698
Target	47,610	95,220	142,830
Excess	66,654	133,308	199,962

Ms. Elliott
If short-term component results in:	Threshold	Target	Excess
Threshold	$28,551	$57,102	$85,653
Target	47,585	95,170	142,755
Excess	66,619	133,238	199,857

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$26,255	$52,511	$78,766
Target	43,759	87,518	131,276
Excess	61,262	122,525	183,787

Mr. Barrett and Ms. Pratt
If short-term component results in:	Threshold	Target	Excess
Threshold	$25,103	$50,205	$75,308
Target	41,838	83,675	125,513
Excess	58,573	117,145	175,718
______________________

(1)
Amounts represent potential awards under the 2017 EIP; actual amounts awarded are reflected in Table 62 - Summary Compensation. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plans

Table 65 - Pension Benefits

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2017
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	25.67	(3)	$1,745,000	$—
	Pension BEP	8.50		2,051,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	25.83		1,713,000	—
	Pension BEP	26.83		3,084,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	35.58		2,722,000	—
	Pension BEP	36.08		4,079,000	—
George H. Collins	Pentegra Defined Benefit Plan	19.83	(4)	1,373,000	—
	Pension BEP	20.33	(5)	1,934,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	6.50		400,000	—
	Pension BEP	7.50		465,000	—
Timothy J. Barrett	Pentegra Defined Benefit Plan	6.17		366,000	—
	Pension BEP	7.17		421,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2017.

(2)	See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 18.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

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

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable IRC limits on annual earnings ($270,000 for 2017). In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

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

Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Hjerpe, 80 percent as president; Mr. Nitkiewicz, Ms. Elliott, and Mr. Collins, 70 percent as executive vice presidents; and Ms. Pratt and Mr. Barrett 65 percent as senior vice presidents. Our only named executive officer that has reached the maximum annual benefit amount is Ms. Elliott. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Pension BEP requires that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

Table 66 - Nonqualified Deferred Compensation

Name	Executive Contributions in Year Ended December 31, 2017(1)	Our Contributions in Year Ended December 31, 2017(2)	Aggregate Earnings in Year Ended December 31, 2017	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2017
Edward A. Hjerpe III	$43,063	$69,927	$109,006	$—	$902,300
Frank Nitkiewicz	18,197	20,193	55,893	—	403,843
M. Susan Elliott	60,936	20,361	133,788	—	735,304
George H. Collins	8,554	14,908	15,162	—	100,059
Carol Hempfling Pratt	52,648	15,388	73,543	—	520,182
Timothy J. Barrett	5,753	11,507	21,753	—	127,773
_______________________

(1)	Amounts are also reported as salary in Table 62 - Summary Compensation.

(2)	Amounts are also reported as contributions to defined contribution plans in Table 63 - Other Compensation.

Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. We match participant contributions based on the amount the employee contributes, typically, up to the first three percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. However, the Compensation Committee has the flexibility to modify our matching contribution rate in an offer letter, employment agreement, or other writing approved by the Compensation Committee so long as our maximum matching contribution rate does not exceed the maximum matching contribution rate available to any participant under the Pentegra Defined Contribution Plan (the Contribution Limit). The Compensation Committee granted such a modification to Ms. Pratt upon her hiring in June 2010, permitting her matching contribution rate to be at the Contribution Limit irrespective of her tenure at the Bank. In June 2015, when Ms. Pratt completed five years of employment with us, her tenure made her eligible for the Contribution Limit, and the modification from the Compensation Committee no longer applied. Our matching contribution is immediately vested at 100 percent, as in the

Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

The Thrift BEP provides participants an opportunity to defer taxation on income and to make up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Compensation Committee and board of directors approve participation in the Thrift BEP. All of the named executive officers are current participants. All benefits payable under the Thrift BEP are paid solely from our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of our insolvency. The Thrift BEP requires us to contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. A rabbi trust was established for the Thrift BEP effective January 1, 2010.

Post-Termination Payment

The following table represents the amount that would be payable to the named executive officers as of December 31, 2017, had their employment been terminated involuntarily for reasons other than "cause" on that date. Under our severance policy (and for Mr. Hjerpe, under the change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott and Mr. Collins, the amount is equal to 12 months' base salary and for Ms. Pratt and Mr. Barrett the amount is equal to approximately seven months' base salary, all based on annual salary in effect on December 31, 2017.

Table 67 - Cash Severance

Name	Cash Severance(1)
Edward A. Hjerpe III(2)	$781,300
Frank Nitkiewicz	380,880
M. Susan Elliott	380,680
George H. Collins	350,070
Carol Hempfling Pratt	205,969
Timothy J. Barrett	197,473
_______________________

(1)	Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

(2)	Severance payments to Mr. Hjerpe may consist of either payments under our severance policy or under the change in control agreement but not both. Each, however, provides for 12 months of base salary.

Pay Ratio

For the year ended December 31, 2017, the ratio of the annual total compensation of our median employee (the Median Employee, identified in the manner described below) to the annual total compensation of our chief executive officer is 14:1. To determine this ratio, total compensation of the Median Employee for 2017 was calculated in the same manner as total compensation of our chief executive officer for 2017 as presented in Table 62 - Summary Compensation. In both cases, compensation includes, among other things, amounts attributable to the change in pension value and the employer match on employee contributions to the Pentegra Defined Contribution Plan (401(k) match), which amounts vary among employees based upon their tenure at the Bank and, for the 401(k) match, based upon the employee’s contributions. For 2017, the total annual compensation of the Median Employee was $187,472, and the total annual compensation of the chief executive officer, as reported in Table 62 - Summary Compensation Table, was $2,626,084.

The Median Employee is the employee whose compensation is the median of the annual total compensation of all our employees other than the chief executive officer. We identified the Median Employee by computing for each of the full-time and part-time employees who were employed by the Bank on October 1, 2017, excluding the chief executive officer, the sum of (i) the 2017 salary of each employee as of October 1, 2017 and (ii) the 2016 incentive compensation paid to that employee in March 2017, and ranking the sums for all such employees (a list of 201 employees) from lowest to highest. The Bank identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation.

Director Compensation

In 2017 and 2016, we paid members of the board of directors fees for each board and committee meeting that they attend and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The 2018 Director Compensation Policy provides payments for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policy provides for maximums on total director compensation and potential reduction based on attendance and performance.

The amounts to be paid or paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers for the years ended December 31, 2018, 2017, and 2016, along with the annual maximum compensation amounts are detailed in the following table:

Table 68 - Director Compensation

	2018	2017	2016
Fee per board meeting:
Chair of the board	$11,500	$11,000	$9,000
Vice chair of the board and committee chairs	9,500	9,000	7,000
All other board members	8,500	8,000	6,000
Fee per committee meeting	2,500	2,250	2,250
Fee per telephonic conference call	1,500	1,500	1,500

Quarterly Retainer Fees
Chair of the board	10,250	10,000	8,750
Vice chair of the board and committee chairs	9,000	8,750	7,500
All other board members	7,750	7,500	6,750

Annual maximum compensation amounts:
Chair of the board	132,500	125,000	105,000
Vice chair of the board and committee chairs	112,500	105,000	88,750
All other board members	102,500	95,000	80,000

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2017 are detailed in the following table:

Table 69 - 2017 Director Compensation

Fees Earned or Paid in Cash
Andrew J. Calamare, Chair	$125,000
Stephen G. Crowe, Vice Chair	105,000
Donna L. Boulanger	95,000
Joan Carty	105,000
Eric Chatman	95,000
Patrick E. Clancy	95,000
Martin J. Geitz	105,000
Cornelius K. Hurley	105,000
Antoinette Lazarus	95,000
Jay F. Malcynsky	105,000
John W. McGeorge	105,000
Emil J. Ragones	105,000
Gregory R. Shook	95,000
Stephen R. Theroux	95,000
John F. Treanor	105,000
Michael R. Tuttle	95,000
John C. Witherspoon	95,000
$1,725,000

Directors may elect to defer the receipt of meeting fees (including all compensation payable under the Director Compensation Policy) pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $190,000 for the year ended December 31, 2017.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2018, are noted in Table 70.

Table 70 - Stockholders Holding Five Percent or More of Outstanding Capital Stock (dollars in thousands)

	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	$338,094	13.64%
One Citizens Plaza
Providence, RI 02903

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. Table 71 provides capital stock outstanding to members whose officers or directors were serving as our directors as of February 28, 2018.

Table 71 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors (dollars in thousands)

	Capital Stock	Percent of Total Capital Stock
The Washington Trust Company	$41,127	1.66%
23 Broad Street
Westerly, RI 02891

Bar Harbor Bank & Trust	38,105	1.54
82 Main Street
Bar Harbor, ME 04609

Needham Bank	22,619	0.91
1063 Great Plain Avenue
Needham, MA 02492

MountainOne Bank	7,130	0.29
93 Main Street
North Adams, MA 01247

Skowhegan Savings Bank	2,612	0.11
13 Elm Street
Skowhegan, ME 04976

North Brookfield Savings Bank	1,807	0.07
35 Summer Street
North Brookfield, MA 01535

The Simsbury Bank & Trust Company	903	0.04
981 Hopmeadow Street
Simsbury, CT 06070

Essex Savings Bank	734	0.03
35 Plains Road
Essex, CT 06426

American European Insurance Company	519	0.02
One Eagle Square
Concord, NH 03301

Opportunities Credit Union	149	0.01
25 Winooski Falls Way
Winooski, VT 05404
Total stock ownership by members whose officers or directors serve as directors of the Bank	$115,705	4.68%

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

For the year ended December 31, 2017, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct and our Related Persons Transaction Policy, each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

The Code of Ethics and Business Conduct requires that all directors and executive officers (as well as all other employees) avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in or financial relationship with any of our members that is not transacted in the ordinary course of the member's business or, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and non-ordinary-course financial relationships with members. These disclosures are reviewed by our ethics officer, who is principally responsible for enforcing the Code of Ethics and Business Conduct on a day-to-day basis. The ethics officer is charged with attempting to resolve any apparent conflict involving an employee other than our president and chief executive officer and, if an apparent conflict has not been resolved within 60 days, to report it to our president and chief executive officer for resolution. The ethics officer is charged with reporting any apparent conflict involving a director or our president and chief executive officer to the Governance Committee of the board of directors for resolution. Our ethics officer is Carol Hempfling Pratt, senior vice president, general counsel and corporate secretary of the Bank.

The Related Persons Transaction Policy provides for the board of director’s Governance Committee’s review of certain transactions not in the ordinary course of our business that would be with related persons to determine whether such transactions would be in the best interests, or not be inconsistent with the best interests, of the Bank and our members.

Director Independence

General

The board of directors is required to evaluate and report on the independence of the directors of the Bank under two distinct director independence standards. First, FHFA regulations establish independence criteria for directors who serve as members of the board of directors' Audit Committee. Second, SEC rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors. Rule 10A-3 promulgated under the Exchange Act sets forth additional independence criteria of directors serving on the Audit Committee.

As of the date of this report, our board of directors is constituted of nine member directors and eight independent directors, as discussed in Item 10 — Directors, Executive Officers and Corporate Governance. None of our directors is an "inside" director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank, as our stock may only be held by our members, former members, or their successors in interest. Each of the member directors, however, is an officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis, and some of the independent directors also engage in transactions either directly or indirectly with us from time to time in the ordinary course of the Bank's business.

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 16, 2018, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 16, 2018, all of our independent (that is, nonmember) directors are independent, including Directors Calamare, Carty, Chatman, Clancy, Hurley, Lazarus, Malcynsky, and Ragones. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Crowe, Geitz, McGeorge, Treanor, and Tuttle, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Calamare (ex-officio), Carty, Chatman, Lazarus, Malcynsky and Ragones, are independent under the NYSE independence standards for these committees. The board of directors also determined that Director Chatman is the "Audit Committee financial expert" within the meaning of the SEC rules, and further determined that as of March 16, 2018, is independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of director's Audit Committee. In addition, the board of directors also assessed the independence of the members of its Audit Committee under Rule 10A-3. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of March 16, 2018, all members of our Audit Committee were independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2017 and 2016, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2017 and 2016.

Table 72 - Principal Accounting Fees and Services (dollars in thousands)

	Year Ended December 31,
	2017	2016
Audit fees(1)	$858	$795
Audit-related fees(2)	68	126
All other fees(3)	—	6
Tax fees	—	—
Total	$926	$927
_______________________

(1)
Audit fees consist of fees incurred in connection with the audit of our financial statements, including audit of internal control over financial reporting, review of quarterly or annual management's discussion and analysis, and review of financial information filed with the SEC.

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

b) Financial Statement Schedule

None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our 2015 Form 10-K filed with the SEC on March 18, 2016
4	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective June 30, 2014*	Exhibit 10.1 to our 2014 Form 10-Q filed with the SEC on August 8, 2014
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009 *	Exhibit 10.2.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.3 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.3	Second Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective July 1, 2010 *	Exhibit 10.1 to our Second Quarter 2010 Form 10-Q filed with the SEC on August 12, 2010
10.2.4	Third Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.2.4 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.2.5	Fourth Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective June 30, 2014*	Exhibit 10.2 to our 2014 Form 10-Q filed with the SEC on August 8, 2014
10.2.6	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan (as amended and restated effective January 1, 2017)	Filed within this Form 10-K
10.3.1	The Federal Home Loan Bank of Boston 2015 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on April 8, 2015

10.3.2	The Federal Home Loan Bank of Boston 2016 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on March 10, 2016
10.3.3	The Federal Home Loan Bank of Boston 2017 Executive Incentive Plan * +	Exhibit 10.1 to our First Quarter 2017 Form 10-Q filed with the SEC on May 11, 2017
10.3.4	The Federal Home Loan Bank of Boston 2018 Executive Incentive Plan * +	Filed within this Form 10-K
10.4	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016
10.6	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to our Form 8-K filed with the SEC on June 23, 2006
10.8.1	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.8.1 to our Form 10-K filed with the SEC on March 24, 2017
10.9.1	The Federal Home Loan Bank of Boston 2017 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K as filed with the SEC on October 28, 2016
10.9.2	The Federal Home Loan Bank of Boston 2018 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K as filed with the SEC on October 27, 2017
10.10	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011
10.13	Severance Policy, as adopted March 23, 2012 *	Exhibit 10.11 to our Form 10-K filed with the SEC on March 23, 2012
10.14	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.14 to our Form 10-K filed with the SEC on March 24, 2017
10.15	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between M. Susan Elliott and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.15 to our Form 10-K filed with the SEC on March 24, 2017
12	Computation of ratio of earnings to fixed charges	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K

* Management contract or compensatory plan.
+ Confidential treatment has been requested as to portions of this exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 16, 2018	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
March 16, 2018	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 16, 2018	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2018	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 16, 2018	By:	/s/	Andrew J. Calamare
Andrew J. Calamare Director
March 16, 2018	By:	/s/	Joan Carty
Joan Carty Director
March 16, 2018	By:	/s/	Eric Chatman
Eric Chatman Director
March 16, 2018	By:	/s/	Patrick E. Clancy
Patrick E. Clancy Director
March 16, 2018	By:	/s/	Stephen G. Crowe
Stephen G. Crowe Director
March 16, 2018	By:	/s/	Martin J. Geitz
Martin J. Geitz Director
March 16, 2018	By:	/s/	Cornelius K. Hurley

Cornelius K. Hurley Director
March 16, 2018	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director
March 16, 2018	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 16, 2018	By:	/s/	Gregory R. Shook
Gregory R. Shook Director
March 16, 2018	By:	/s/	Stephen R. Theroux
Stephen R. Theroux Director
March 16, 2018	By:	/s/	John F. Treanor
John F. Treanor Director
March 16, 2018	By:	/s/	Michael R. Tuttle
Michael R. Tuttle Director
March 16, 2018	By:	/s/	John C. Witherspoon
John C. Witherspoon Director