Form 10-Q
period 2018-03-31
Federal Home Loan Bank of Boston
filed 2018-05-10
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of April 30, 2018
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	24,417,272

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$26,681	$261,673
Interest-bearing deposits	51,160	246
Securities purchased under agreements to resell	2,999,000	5,349,000
Federal funds sold	6,225,000	3,450,000
Investment securities:
Trading securities	942,874	191,510
Available-for-sale securities - includes $3,348 and $1,414 pledged as collateral at March 31, 2018, and December 31, 2017, respectively that may be repledged	6,966,772	7,324,736
Held-to-maturity securities - includes $8,231 and $6,444 pledged as collateral at March 31, 2018, and December 31, 2017, respectively that may be repledged (a)	1,545,726	1,626,122
Total investment securities	9,455,372	9,142,368
Advances	37,987,775	37,565,967
Mortgage loans held for portfolio, net of allowance for credit losses of $500 at March 31, 2018, and December 31, 2017	4,026,998	4,004,737
Loans to other FHLBanks	—	400,000
Accrued interest receivable	93,749	94,100
Premises, software, and equipment, net	6,077	6,388
Derivative assets, net	30,079	34,786
Other assets	56,220	52,681
Total Assets	$60,958,111	$60,361,946
LIABILITIES
Deposits
Interest-bearing	$502,676	$450,922
Non-interest-bearing	25,156	26,147
Total deposits	527,832	477,069
Consolidated obligations (COs):
Bonds	27,125,212	28,344,623
Discount notes	29,467,314	27,720,906
Total consolidated obligations	56,592,526	56,065,529
Mandatorily redeemable capital stock	36,113	35,923
Accrued interest payable	101,593	90,626
Affordable Housing Program (AHP) payable	80,445	81,600
Derivative liabilities, net	260,565	300,450
Other liabilities	40,469	45,619
Total liabilities	57,639,543	57,096,816
Commitments and contingencies (Note 17)
CAPITAL
Capital stock – Class B – putable ($100 par value), 23,239 shares and 22,837 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively	2,323,891	2,283,721
Retained earnings:
Unrestricted	1,057,195	1,041,033
Restricted	278,327	267,316
Total retained earnings	1,335,522	1,308,349
Accumulated other comprehensive loss	(340,845)	(326,940)
Total capital	3,318,568	3,265,130
Total Liabilities and Capital	$60,958,111	$60,361,946

_______________________________________
(a)   Fair values of held-to-maturity securities were $1,823,482 and $1,903,227 at March 31, 2018, and December 31, 2017, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Advances	$177,450	$106,583
Prepayment fees on advances, net	156	164
Securities purchased under agreements to resell	10,363	4,418
Federal funds sold	22,761	10,284
Investment securities:
Trading securities	2,483	2,553
Available-for-sale securities	40,778	24,664
Held-to-maturity securities	18,561	20,354
Prepayment fees on investments	22	65
Total investment securities	61,844	47,636
Mortgage loans held for portfolio	33,025	29,947
Other	334	59
Total interest income	305,933	199,091
INTEREST EXPENSE
Consolidated obligations:
Bonds	119,201	98,175
Discount notes	104,980	37,579
Total consolidated obligations	224,181	135,754
Deposits	1,347	502
Mandatorily redeemable capital stock	486	329
Other borrowings	8	2
Total interest expense	226,022	136,587
NET INTEREST INCOME	79,911	62,504
Provision for (reduction of) credit losses	9	(51)
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	79,902	62,555
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(7)	(53)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(72)	(365)
Net other-than-temporary impairment losses on investment securities, credit portion	(79)	(418)
Service fees	2,356	2,012
Net unrealized losses on trading securities	(1,964)	(1,414)
Net gains on derivatives and hedging activities	1,140	36
Other	341	(207)
Total other income	1,794	9
OTHER EXPENSE
Compensation and benefits	10,743	10,466
Other operating expenses	5,882	5,884
Federal Housing Finance Agency (the FHFA)	930	1,002
Office of Finance	830	842
Other	2,083	2,780
Total other expense	20,468	20,974
INCOME BEFORE ASSESSMENTS	61,228	41,590
AHP	6,171	4,192
NET INCOME	$55,057	$37,398

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2018	2017
Net income	$55,057	$37,398
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(31,622)	26,906
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	7,428	8,661
Net unrealized gains relating to hedging activities	10,104	4,181
Pension and postretirement benefits	185	194
Total other comprehensive (loss) income	(13,905)	39,942
Comprehensive income	$41,152	$77,340

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2018 and 2017 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2016	24,113	$2,411,306	$987,711	$229,275	$1,216,986	$(383,514)	$3,244,778
Comprehensive income			29,918	7,480	37,398	39,942	77,340
Proceeds from sale of capital stock	1,820	181,947					181,947
Repurchase of capital stock	(1,346)	(134,586)					(134,586)
Cash dividends on capital stock			(23,618)		(23,618)		(23,618)
BALANCE, MARCH 31, 2017	24,587	$2,458,667	$994,011	$236,755	$1,230,766	$(343,572)	$3,345,861

BALANCE, DECEMBER 31, 2017	22,837	$2,283,721	$1,041,033	$267,316	$1,308,349	$(326,940)	$3,265,130
Comprehensive income			44,046	11,011	55,057	(13,905)	41,152
Proceeds from sale of capital stock	4,083	408,332					408,332
Repurchase of capital stock	(3,678)	(367,871)					(367,871)
Shares reclassified to mandatorily redeemable capital stock	(3)	(291)					(291)
Cash dividends on capital stock			(27,884)		(27,884)		(27,884)
BALANCE, MARCH 31, 2018	23,239	$2,323,891	$1,057,195	$278,327	$1,335,522	$(340,845)	$3,318,568

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$55,057	$37,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,036	(4,855)
Provision for (reduction of) credit losses	9	(51)
Change in net fair-value adjustments on derivatives and hedging activities	54,303	(3,811)
Net other-than-temporary impairment losses on investment securities, credit portion	79	418
Other adjustments	735	1,597
Net change in:
Market value of trading securities	1,964	1,414
Accrued interest receivable	351	5,837
Other assets	(2,159)	(2,404)
Accrued interest payable	10,967	20,142
Other liabilities	(4,600)	(5,724)
Total adjustments	63,685	12,563
Net cash provided by operating activities	118,742	49,961

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(93,777)	(225,734)
Securities purchased under agreements to resell	2,350,000	3,000,000
Federal funds sold	(2,775,000)	(2,450,000)
Premises, software, and equipment	(139)	(786)
Loans to other FHLBanks	400,000	—
Trading securities:
Proceeds	3,337	403,333
Purchases	(749,072)	(308,671)
Available-for-sale securities:
Proceeds from long-term	294,897	298,387
Held-to-maturity securities:
Proceeds from long-term	85,694	146,485
Advances to members:
Repaid	178,092,765	124,105,993
Originated	(178,561,964)	(120,511,148)
Mortgage loans held for portfolio:
Proceeds	98,311	122,979
Purchases	(124,220)	(108,181)
Proceeds from sale of foreclosed assets	796	1,384
Net cash (used in) provided by investing activities	(978,372)	4,474,041

FINANCING ACTIVITIES
Net change in deposits	51,014	8,105
Net payments on derivatives with a financing element	—	(2,353)
Net proceeds from issuance of consolidated obligations:
Discount notes	46,679,715	38,926,960

Bonds	2,320,993	2,094,792
Payments for maturing and retiring consolidated obligations:
Discount notes	(44,948,350)	(44,804,024)
Bonds	(3,491,210)	(1,278,430)
Proceeds from issuance of capital stock	408,332	181,947
Payments for repurchase of capital stock	(367,871)	(134,586)
Payments for redemption of mandatorily redeemable capital stock	(101)	(10)
Cash dividends paid	(27,884)	(23,617)
Net cash provided by (used in) financing activities	624,638	(5,031,216)
Net decrease in cash and due from banks	(234,992)	(507,214)
Cash and due from banks at beginning of the period	261,673	520,031
Cash and due from banks at end of the period	$26,681	$12,817
Supplemental disclosures:
Interest paid	$207,991	$128,146
AHP payments	$5,163	$5,385
Noncash receipt of trading securities	$7,130	$—
Noncash transfers of mortgage loans held for portfolio to other assets	$471	$940

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the SEC) on March 16, 2018 (the 2017 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Recently Issued and Adopted Accounting Guidance

Effective January 1, 2018

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employers disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance resulted in the reclassification of $372,000 of non-service cost components of net benefit cost from compensation and benefits expense to other non-interest expense in the statements of operations for the three months ended March 31, 2017.

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

This guidance did not have any effect on our financial condition, results of operations, or cash flows. In accordance with the updated guidance, we have made insignificant revisions to Note 16 — Fair Values to specify the measurement category for each form of financial asset (that is, securities or loans and receivables).

Becoming effective January 1, 2019

Targeted Improvements to Accounting for Hedging Activities, On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

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

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2019, and while early application is permitted, we do not intend to adopt the new guidance early. We are in the process of evaluating this guidance and its anticipated effect on our financial condition, results of operations, and cash flows.

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

Note 3 — Trading Securities

Table 3.1 - Trading Securities by Major Security Type (dollars in thousands)

	March 31, 2018	December 31, 2017
U.S. Treasury obligations	$749,578	$—
Corporate bonds	7,170	—
	756,748	—
Mortgage backed securities (MBS)
U.S. government-guaranteed – single-family	6,429	6,807
Government-sponsored enterprise (GSE)s – single-family	275	346
GSEs – multifamily	179,422	184,357
	186,126	191,510
Total	$942,874	$191,510

Net unrealized losses on trading securities for the three months ended March 31, 2018 and 2017, amounted to $2.0 million and $1.4 million, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	March 31, 2018
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$42,700	$—	$(5,205)	$37,495
Supranational institutions	423,968	—	(17,238)	406,730
U.S. government-owned corporations	299,687	—	(14,660)	285,027
GSEs	123,318	—	(5,567)	117,751
	889,673	—	(42,670)	847,003
MBS
U.S. government guaranteed – single-family	95,666	75	(3,513)	92,228
U.S. government guaranteed – multifamily	420,987	—	(6,834)	414,153
GSEs – single-family	4,391,152	974	(103,886)	4,288,240
GSEs – multifamily	1,323,247	2,120	(219)	1,325,148
	6,231,052	3,169	(114,452)	6,119,769
Total	$7,120,725	$3,169	$(157,122)	$6,966,772
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

	December 31, 2017
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$42,700	$—	$(5,017)	$37,683
Supranational institutions	438,667	—	(20,382)	418,285
U.S. government-owned corporations	313,985	—	(21,908)	292,077
GSEs	128,744	—	(7,401)	121,343
	924,096	—	(54,708)	869,388
MBS
U.S. government guaranteed – single-family	98,720	55	(2,998)	95,777
U.S. government guaranteed – multifamily	447,975	—	(4,602)	443,373
GSEs – single-family	4,625,333	1,194	(63,535)	4,562,992
GSEs – multifamily	1,350,943	2,263	—	1,353,206
	6,522,971	3,512	(71,135)	6,455,348
Total	$7,447,067	$3,512	$(125,843)	$7,324,736
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

Table 4.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	March 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$29,193	$(4,157)	$8,302	$(1,048)	$37,495	$(5,205)
Supranational institutions	—	—	406,730	(17,238)	406,730	(17,238)
U.S. government-owned corporations	—	—	285,027	(14,660)	285,027	(14,660)
GSEs	—	—	117,751	(5,567)	117,751	(5,567)
	29,193	(4,157)	817,810	(38,513)	847,003	(42,670)

MBS
U.S. government guaranteed – single-family	—	—	68,864	(3,513)	68,864	(3,513)
U.S. government guaranteed – multifamily	—	—	414,153	(6,834)	414,153	(6,834)
GSEs – single-family	1,794,394	(29,597)	2,376,944	(74,289)	4,171,338	(103,886)
GSEs – multifamily	226,781	(219)	—	—	226,781	(219)
	2,021,175	(29,816)	2,859,961	(84,636)	4,881,136	(114,452)
Total temporarily impaired	$2,050,368	$(33,973)	$3,677,771	$(123,149)	$5,728,139	$(157,122)

	December 31, 2017
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$29,345	$(4,005)	$8,338	$(1,012)	$37,683	$(5,017)
Supranational institutions	—	—	418,285	(20,382)	418,285	(20,382)
U.S. government-owned corporations	—	—	292,077	(21,908)	292,077	(21,908)
GSEs	—	—	121,343	(7,401)	121,343	(7,401)
	29,345	(4,005)	840,043	(50,703)	869,388	(54,708)
MBS
U.S. government guaranteed – single-family	—	—	70,877	(2,998)	70,877	(2,998)
U.S. government guaranteed – multifamily	64,219	(571)	379,154	(4,031)	443,373	(4,602)
GSEs – single-family	1,853,323	(12,661)	2,540,006	(50,874)	4,393,329	(63,535)
	1,917,542	(13,232)	2,990,037	(57,903)	4,907,579	(71,135)
Total temporarily impaired	$1,946,887	$(17,237)	$3,830,080	$(108,606)	$5,776,967	$(125,843)

Table 4.3 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	March 31, 2018		December 31, 2017
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	42,700	37,495	42,700	37,683
Due after five years through 10 years	423,968	406,730	438,667	418,285
Due after 10 years	423,005	402,778	442,729	413,420
	889,673	847,003	924,096	869,388
MBS (1)	6,231,052	6,119,769	6,522,971	6,455,348
Total	$7,120,725	$6,966,772	$7,447,067	$7,324,736
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	March 31, 2018
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$854	$—	$854	$5	$—	$859
HFA securities	145,185	—	145,185	22	(6,616)	138,591
	146,039	—	146,039	27	(6,616)	139,450
MBS
U.S. government guaranteed – single-family	9,527	—	9,527	173	—	9,700
GSEs – single-family	528,730	—	528,730	9,130	(1,126)	536,734
GSEs – multifamily	213,723	—	213,723	3,728	—	217,451
Private-label – residential	790,847	(150,767)	640,080	275,649	(2,939)	912,790
Asset-backed securities (ABS) backed by home equity loans	7,649	(22)	7,627	26	(296)	7,357
	1,550,476	(150,789)	1,399,687	288,706	(4,361)	1,684,032
Total	$1,696,515	$(150,789)	$1,545,726	$288,733	$(10,977)	$1,823,482

	December 31, 2017
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$1,042	$—	$1,042	$10	$—	$1,052
HFA securities	146,410	—	146,410	26	(14,372)	132,064
	147,452	—	147,452	36	(14,372)	133,116
MBS
U.S. government guaranteed – single-family	10,097	—	10,097	190	—	10,287
U.S. government guaranteed – multifamily	280	—	280	—	—	280
GSEs – single-family	568,948	—	568,948	10,410	(310)	579,048
GSEs – multifamily	214,641	—	214,641	6,451	—	221,092
Private-label – residential	835,070	(158,194)	676,876	278,217	(3,195)	951,898
ABS backed by home equity loans	7,851	(23)	7,828	27	(349)	7,506
	1,636,887	(158,217)	1,478,670	295,295	(3,854)	1,770,111
Total	$1,784,339	$(158,217)	$1,626,122	$295,331	$(18,226)	$1,903,227

Table 5.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	March 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$127,734	$(6,616)	$127,734	$(6,616)

MBS
GSEs – single-family	118,383	(793)	27,254	(333)	145,637	(1,126)
Private-label – residential	—	—	148,538	(4,917)	148,538	(4,917)
ABS backed by home equity loans	—	—	7,223	(296)	7,223	(296)
	118,383	(793)	183,015	(5,546)	301,398	(6,339)
Total	$118,383	$(793)	$310,749	$(12,162)	$429,132	$(12,955)

	December 31, 2017
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$121,203	$(14,372)	$121,203	$(14,372)

MBS
GSEs – single-family	44,759	(52)	28,771	(258)	73,530	(310)
Private-label – residential	—	—	158,963	(5,558)	158,963	(5,558)
ABS backed by home equity loans	—	—	7,371	(350)	7,371	(350)
	44,759	(52)	195,105	(6,166)	239,864	(6,218)
Total	$44,759	$(52)	$316,308	$(20,538)	$361,067	$(20,590)

Table 5.3 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	March 31, 2018			December 31, 2017
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$551	$551	$554	$264	$264	$267
Due after one year through five years	11,138	11,138	11,162	11,613	11,613	11,645
Due after five years through 10 years	18,245	18,245	18,127	18,245	18,245	18,226
Due after 10 years	116,105	116,105	109,607	117,330	117,330	102,978
	146,039	146,039	139,450	147,452	147,452	133,116
MBS (2)	1,550,476	1,399,687	1,684,032	1,636,887	1,478,670	1,770,111
Total	$1,696,515	$1,545,726	$1,823,482	$1,784,339	$1,626,122	$1,903,227
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at March 31, 2018. At March 31, 2018, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. For those securities for which a credit loss was recognized during the three months ended March 31, 2018, Table 6.1 presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS.

Table 6.1 - Significant Inputs and Current Credit Enhancement for Securities with a Current Period Credit Loss (dollars in thousands)

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$10,345	12.3%	20.8%	31.9%	5.3%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

Table 6.2 - Total MBS Other-than-Temporarily Impaired During the Life of the Security (dollars in thousands)

	March 31, 2018
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$28,890	$24,692	$19,333	$27,065
Private-label residential MBS – Alt-A	907,387	658,402	512,993	780,710
ABS backed by home equity loans – Subprime	171	159	137	164
Total other-than-temporarily impaired securities	$936,448	$683,253	$532,463	$807,939

_______________________

(1)
Securities are classified based on their classifications at the time of issuance. We have instituted litigation related to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

Table 6.3 presents a roll forward of the amounts related to credit losses recognized in earnings. The roll forward is the amount of credit losses on investment securities for which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss.

Table 6.3 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings (dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$452,523	$490,404
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	79	418
Reductions:
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income	(7,316)	(8,601)
Balance at end of period	$445,286	$482,221
_______________________

(1)
For the three months ended March 31, 2018 and 2017, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2018 and 2017.

Note 7 — Advances

General Terms. At both March 31, 2018, and December 31, 2017, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent.

Table 7.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	March 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$7,674	2.16%	$5,698	1.70%
Due in one year or less	19,913,161	1.86	21,501,397	1.56
Due after one year through two years	9,464,785	1.92	7,462,785	1.65
Due after two years through three years	2,615,780	1.98	2,709,951	1.85
Due after three years through four years	1,987,993	2.16	2,084,105	2.03
Due after four years through five years	2,427,407	1.74	2,071,989	1.56
Thereafter	1,699,565	2.30	1,811,241	2.23
Total par value	38,116,365	1.91%	37,647,166	1.66%
Premiums	16,735		17,931
Discounts	(34,553)		(32,757)
Fair value of bifurcated derivatives (1)	(2,215)		(1,591)
Hedging adjustments	(108,557)		(64,782)
Total	$37,987,775		$37,565,967

_________________________

(1)	At March 31, 2018, and December 31, 2017, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

Table 7.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (1) (dollars in thousands)

	March 31, 2018	December 31, 2017
Overdrawn demand-deposit accounts	$7,674	$5,698
Due in one year or less	26,252,136	25,842,572
Due after one year through two years	3,964,785	3,722,785
Due after two years through three years	2,605,780	2,709,951
Due after three years through four years	1,837,993	1,924,105
Due after four years through five years	1,802,407	1,684,789
Thereafter	1,645,590	1,757,266
Total par value	$38,116,365	$37,647,166
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

Table 7.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

Year of Contractual Maturity or Next Put Date, Par Value	March 31, 2018	December 31, 2017
Overdrawn demand-deposit accounts	$7,674	$5,698
Due in one year or less	21,405,861	22,828,547
Due after one year through two years	9,892,785	7,921,035
Due after two years through three years	2,624,780	2,686,951
Due after three years through four years	1,843,093	1,984,705
Due after four years through five years	1,393,607	1,216,989
Thereafter	948,565	1,003,241
Total par value	$38,116,365	$37,647,166

Table 7.4 - Advances by Current Interest Rate Terms (dollars in thousands)

Par value of advances	March 31, 2018	December 31, 2017
Fixed-rate	$30,623,916	$31,658,293
Variable-rate	7,492,449	5,988,873
Total par value	$38,116,365	$37,647,166

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At March 31, 2018, and December 31, 2017, we had $11.2 billion and $12.1 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five borrowers and six borrowers, respectively, at March 31, 2018, and December 31, 2017, representing 29.4 percent and 32.3 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

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

Table 8.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	March 31, 2018	December 31, 2017
Real estate
Fixed-rate 15-year single-family mortgages	$448,260	$466,952
Fixed-rate 20- and 30-year single-family mortgages	3,509,845	3,466,752
Premiums	68,785	70,074
Discounts	(1,599)	(1,541)
Deferred derivative gains, net	2,207	3,000
Total mortgage loans held for portfolio	4,027,498	4,005,237
Less: allowance for credit losses	(500)	(500)
Total mortgage loans, net of allowance for credit losses	$4,026,998	$4,004,737

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	March 31, 2018	December 31, 2017
Conventional mortgage loans	$3,600,878	$3,568,473
Government mortgage loans	357,227	365,231
Total par value	$3,958,105	$3,933,704

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

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

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

At March 31, 2018, and December 31, 2017, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended March 31, 2018, and 2017.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at March 31, 2018, and December 31, 2017. At March 31, 2018, and December 31, 2017, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 17 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2018, and December 31, 2017. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. Table 9.1 sets forth certain key credit quality indicators for our investments in mortgage loans at March 31, 2018, and December 31, 2017 (dollars in thousands):

Table 9.1 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2018
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$26,962	$13,427	$40,389
Past due 60-89 days delinquent	6,543	4,295	10,838
Past due 90 days or more delinquent	12,635	5,199	17,834
Total past due	46,140	22,921	69,061
Total current loans	3,635,455	343,853	3,979,308
Total mortgage loans	$3,681,595	$366,774	$4,048,369
Other delinquency statistics
In process of foreclosure, included above (1)	$5,360	$1,529	$6,889
Serious delinquency rate (2)	0.36%	1.42%	0.46%
Past due 90 days or more still accruing interest	$—	$5,199	$5,199
Loans on nonaccrual status (3)	$13,245	$—	$13,245
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans.

Table 9.2 - Individually Impaired Conventional Mortgage Loans (dollars in thousands)

	March 31, 2018		December 31, 2017
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$16,540	$16,505	$17,668	$17,630

Table 9.3 - Average Recorded Investment of Individually Impaired Mortgage Loans and Related Interest Income (dollars in thousands)

	For the Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$16,731	$112	$21,699	$116

Credit Enhancements.

For information on our credit enhancements held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. Table 9.4 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2018 and 2017, as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2018 and 2017. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 9.4 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Allowance for credit losses
Balance, beginning of period	$500	$650
Charge-offs, net of recoveries	(9)	26
Provision for (reduction of) credit losses	9	(51)
Balance, end of period	$500	$625
Ending balance, individually evaluated for impairment	$—	$—
Ending balance, collectively evaluated for impairment	$500	$625
Recorded investment, end of period (1)
Individually evaluated for impairment	$16,540	$21,352
Collectively evaluated for impairment	$3,665,055	$3,281,864
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Note 10 — Derivatives and Hedging Activities

Table 10.1 - Fair Value of Derivative Instruments (dollars in thousands)

	March 31, 2018			December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$13,961,344	$16,113	$(316,074)	$14,118,994	$52,557	$(332,830)
Forward-start interest-rate swaps	388,200	—	(469)	481,200	—	(9,807)
Total derivatives designated as hedging instruments	14,349,544	16,113	(316,543)	14,600,194	52,557	(342,637)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,292,700	4,517	(2,941)	1,166,900	3,512	(4,688)
Mortgage-delivery commitments (1)	32,756	283	(6)	42,918	169	(27)
Total derivatives not designated as hedging instruments	1,325,456	4,800	(2,947)	1,209,818	3,681	(4,715)
Total notional amount of derivatives	$15,675,000			$15,810,012
Total derivatives before netting and collateral adjustments		20,913	(319,490)		56,238	(347,352)
Netting adjustments and cash collateral, including related accrued interest (2)		9,166	58,925		(21,452)	46,902
Derivative assets and derivative liabilities		$30,079	$(260,565)		$34,786	$(300,450)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $68.7 million and $25.8 million at March 31, 2018, and December 31, 2017, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $601,000 and $350,000 at March 31, 2018, and December 31, 2017.

Table 10.2 - Net Gains and Losses on Derivatives and Hedging Activities (dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Derivatives designated as hedging instruments
Interest-rate swaps	$1,108	$(659)
Forward-start interest-rate swaps	76	134
Total net gains (losses) related to derivatives designated as hedging instruments	1,184	(525)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	624	153
Mortgage-delivery commitments	(518)	357
Total net gains related to derivatives not designated as hedging instruments	106	510

Other(1)	(150)	51

Net gains on derivatives and hedging activities	$1,140	$36
______________
(1) Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Table 10.3 - Effect of Fair Value Hedge Relationships (dollars in thousands)

	For the Three Months Ended March 31, 2018
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$43,797	$(43,775)	$22	$5,695
Investments	34,846	(34,423)	423	(7,311)
COs – bonds	(41,771)	42,434	663	(3,017)
Total	$36,872	$(35,764)	$1,108	$(4,633)

	For the Three Months Ended March 31, 2017
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$21,095	$(20,453)	$642	$(13,405)
Investments	10,268	(9,808)	460	(8,341)
COs – bonds	76	(1,837)	(1,761)	4,641
Total	$31,439	$(32,098)	$(659)	$(17,105)

______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

Table 10.4 - Effect of Cash Flow Hedge Relationships (dollars in thousands)

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Gains (Losses) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Gains Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Forward-start Interest-rate swaps - CO bonds
For the Three Months Ended March 31, 2018	$9,166	Interest expense	$(934)	$76
For the Three Months Ended March 31, 2017	(138)	Interest expense	(4,315)	134

For the three months ended March 31, 2018 and 2017, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2018, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is seven years.

As of March 31, 2018, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $3.1 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a DCO, our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position, unless the collateral delivery threshold is set to zero. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2018, was $299.3 million for which we had delivered collateral with a post-haircut value of $276.4 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 10.5 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2018.

Table 10.5 - Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2018 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$3,080
AA-	A+, A or A-	14,994
A-	below A-	18,797
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, CME Inc. and LCH Ltd. Based upon certain amendments, effective January 3, 2017, made by CME Inc. to its rulebook, we began to characterize variation margin payments related to CME Inc. contracts as daily settlement payments, rather than collateral. However, throughout 2017, we continued to characterize our variation margin related to LCH Ltd. contracts as cash collateral. We began to characterize variation margin payments related to LCH Ltd. contracts as daily settlement payments, rather than cash collateral, based upon a change effective January 16, 2018, to LCH Ltd.’s rulebook. A

t both DCOs, initial margin has been, and continues to be, considered cash collateral. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at March 31, 2018.

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

Table 10.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2018, and December 31, 2017, and the fair value of derivatives that are not subject to such netting. Such netting includes any related cash collateral received from or pledged to counterparties.

Table 10.6 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	March 31, 2018
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Received or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$20,069	$(18,671)	$283	$1,681	$—	$—	$1,681
Cleared	561	27,837		28,398	—	—	28,398
Total				$30,079			$30,079

Derivative Liabilities
Uncleared	$(317,892)	$57,333	$(6)	$(260,565)	$10,687	$237,658	$(12,220)
Cleared	(1,592)	1,592		—	—	—	—
Total				$(260,565)			$(12,220)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At March 31, 2018, we had additional net credit exposure of $178,000 due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Note 11 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. In addition, we offer short-term interest-bearing deposit programs to members. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 11.1 - Deposits (dollars in thousands)

	March 31, 2018	December 31, 2017
Interest-bearing
Demand and overnight	$500,634	$447,700
Short-term	2,042	3,222
Noninterest-bearing
Other	25,156	26,147
Total deposits	$527,832	$477,069

Note 12 — Consolidated Obligations

CO Bonds for which we have received issuance proceeds and are primarily liable.

Table 12.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$10,747,200	1.55%	$12,186,510	1.35%
Due after one year through two years	5,596,915	1.82	5,288,470	1.63
Due after two years through three years	3,065,675	1.89	3,128,240	1.81
Due after three years through four years	2,681,605	1.77	2,759,460	1.74
Due after four years through five years	1,723,330	2.04	1,572,775	2.00
Thereafter	3,337,165	2.82	3,389,695	2.76
Total par value	27,151,890	1.85%	28,325,150	1.70%
Premiums	87,594		90,836
Discounts	(16,160)		(15,685)
Hedging adjustments	(98,112)		(55,678)
	$27,125,212		$28,344,623
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Table 12.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	March 31, 2018	December 31, 2017
Noncallable and nonputable	$22,644,890	$23,931,150
Callable	4,507,000	4,394,000
Total par value	$27,151,890	$28,325,150

Table 12.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2018	December 31, 2017
Due in one year or less	$14,137,200	$15,309,510
Due after one year through two years	5,813,915	5,580,470
Due after two years through three years	2,857,675	3,020,240
Due after three years through four years	1,539,605	1,542,460
Due after four years through five years	1,148,330	1,107,775
Thereafter	1,655,165	1,764,695
Total par value	$27,151,890	$28,325,150

Table 12.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	March 31, 2018	December 31, 2017
Fixed-rate	$21,582,890	$21,416,150
Simple variable-rate	4,027,000	5,432,000
Step-up	1,542,000	1,477,000
Total par value	$27,151,890	$28,325,150

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):
Table 12.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2018	$29,467,314	$29,508,841	1.61%
December 31, 2017	$27,720,906	$27,752,860	1.25%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

Table 13.1 - AHP Liability (dollars in thousands)

	March 31, 2018	December 31, 2017
Balance at beginning of period	$81,600	$81,627
AHP expense for the period	6,171	21,307
AHP direct grant disbursements	(5,163)	(18,628)
AHP subsidy for AHP advance disbursements	(2,172)	(2,782)
Return of previously disbursed grants and subsidies	9	76
Balance at end of period	$80,445	$81,600

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

The FHFA may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

Table 14.1 demonstrates our compliance with our regulatory capital requirements at March 31, 2018, and December 31, 2017.

Table 14.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	March 31, 2018	December 31, 2017

Permanent capital
Class B capital stock	$2,323,891	$2,283,721
Mandatorily redeemable capital stock	36,113	35,923
Retained earnings	1,335,522	1,308,349
Total permanent capital	$3,695,526	$3,627,993
Risk-based capital requirement
Credit-risk capital	$338,828	$328,557
Market-risk capital	211,211	170,102
Operations-risk capital	165,012	149,598
Total risk-based capital requirement	$715,051	$648,257
Permanent capital in excess of risk-based capital requirement	$2,980,475	$2,979,736

	March 31, 2018		December 31, 2017
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$715,051	$3,695,526	$648,257	$3,627,993
Total regulatory capital	$2,438,324	$3,695,526	$2,414,478	$3,627,993
Total capital-to-asset ratio	4.0%	6.1%	4.0%	6.0%

Leverage Ratio
Leverage capital	$3,047,906	$5,543,289	$3,018,097	$5,441,990
Leverage capital-to-assets ratio	5.0%	9.1%	5.0%	9.0%

Note 15 — Accumulated Other Comprehensive Loss

Table 15.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(136,809)	$(192,379)	$(48,187)	$(6,139)	$(383,514)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	26,906	—	(138)	—	26,768
Accretion of noncredit loss	—	8,296	—	—	8,296
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	365	—	—	365
Amortization - hedging activities (2)	—	—	4,319	—	4,319
Amortization - pension and postretirement benefits (3)	—	—	—	194	194
Other comprehensive income	26,906	8,661	4,181	194	39,942
Balance, March 31, 2017	$(109,903)	$(183,718)	$(44,006)	$(5,945)	$(343,572)

Balance, December 31, 2017	$(122,331)	$(158,218)	$(40,436)	$(5,955)	$(326,940)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(31,622)	—	9,166	—	(22,456)
Accretion of noncredit loss	—	7,356	—	—	7,356
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	72	—	—	72
Amortization - hedging activities (4)	—	—	938	—	938
Amortization - pension and postretirement benefits (3)	—	—	—	185	185
Other comprehensive (loss) income	(31,622)	7,428	10,104	185	(13,905)
Balance, March 31, 2018	$(153,953)	$(150,790)	$(30,332)	$(5,770)	$(340,845)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $4.3 million recorded in CO bond interest expense and $4,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other non-interest expenses in the statement of operations.

(4)	Amortization of hedging activities includes $934,000 recorded in CO bond interest expense and $4,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

Note 16 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2017 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2018.

We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and under certain circumstances, certain private-label MBS, certain mortgage loans, and certain other assets on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to the tables below related to financial assets and liabilities held at fair value on either a recurring or non-recurring basis for further details.

Table 16.1 - Fair Value Summary (dollars in thousands)

	March 31, 2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$26,681	$26,681	$26,681	$—	$—	$—
Interest-bearing deposits	51,160	51,160	51,160	—	—	—
Securities purchased under agreements to resell	2,999,000	2,998,981	—	2,998,981	—	—
Federal funds sold	6,225,000	6,224,991	—	6,224,991	—	—
Trading securities(1)	942,874	942,874	—	942,874	—	—
Available-for-sale securities(1)	6,966,772	6,966,772	—	6,929,277	37,495	—
Held-to-maturity securities	1,545,726	1,823,482	—	764,744	1,058,738	—
Advances	37,987,775	37,962,720	—	37,962,720	—	—
Mortgage loans, net	4,026,998	3,966,900	—	3,945,318	21,582	—
Accrued interest receivable	93,749	93,749	—	93,749	—	—
Derivative assets(1)	30,079	30,079	—	20,913	—	9,166
Other assets (1)	25,122	25,122	12,031	13,091	—	—
Liabilities:
Deposits	(527,832)	(527,791)	—	(527,791)	—	—
COs:
Bonds	(27,125,212)	(27,005,475)	—	(27,005,475)	—	—
Discount notes	(29,467,314)	(29,465,498)	—	(29,465,498)	—	—
Mandatorily redeemable capital stock	(36,113)	(36,113)	(36,113)	—	—	—
Accrued interest payable	(101,593)	(101,593)	—	(101,593)	—	—
Derivative liabilities(1)	(260,565)	(260,565)	—	(319,490)	—	58,925
Other:
Commitments to extend credit for advances	—	(3,829)	—	(3,829)	—	—
Standby letters of credit	(1,148)	(1,148)	—	(1,148)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

	December 31, 2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$261,673	$261,673	$261,673	$—	$—	$—
Interest-bearing deposits	246	246	246	—	—	—
Securities purchased under agreements to resell	5,349,000	5,348,898	—	5,348,898	—	—
Federal funds sold	3,450,000	3,449,981	—	3,449,981	—	—
Trading securities(1)	191,510	191,510	—	191,510	—	—
Available-for-sale securities(1)	7,324,736	7,324,736	—	7,287,053	37,683	—
Held-to-maturity securities	1,626,122	1,903,227	—	811,759	1,091,468	—
Advances	37,565,967	37,591,048	—	37,591,048	—	—
Mortgage loans, net	4,004,737	4,035,928	—	4,013,704	22,224	—
Loans to other FHLBanks(3)	400,000	399,997	—	399,997	—	—
Accrued interest receivable	94,100	94,100	—	94,100	—	—
Derivative assets(1)	34,786	34,786	—	56,238	—	(21,452)
Other assets(1)	22,351	22,351	9,726	12,625	—	—
Liabilities:
Deposits	(477,069)	(477,060)	—	(477,060)	—	—
COs:
Bonds	(28,344,623)	(28,353,945)	—	(28,353,945)	—	—
Discount notes	(27,720,906)	(27,719,598)	—	(27,719,598)	—	—
Mandatorily redeemable capital stock	(35,923)	(35,923)	(35,923)	—	—	—
Accrued interest payable	(90,626)	(90,626)	—	(90,626)	—	—
Derivative liabilities(1)	(300,450)	(300,450)	—	(347,352)	—	46,902
Other:
Commitments to extend credit for advances	—	(3,817)	—	(3,817)	—	—
Standby letters of credit	(1,100)	(1,100)	—	(1,100)	—	—

_______________________

(1)	Carried at fair value on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

(3)
The Fair Value Summary table for December 31, 2017, has been revised to correct the omission of Loans to Other FHLBanks. This revision had no impact on the Statements of Condition, Statements of Operations, or Statements of Cash Flows.

Fair Value Measured on a Recurring Basis.

Table 16.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)

	March 31, 2018
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Trading securities:
U.S. Treasury obligations	$—	$749,578	$—	$—	$749,578
Corporate bonds	—	7,170	—	—	7,170
U.S. government-guaranteed – single-family MBS	—	6,429	—	—	6,429
GSEs – single-family MBS	—	275	—	—	275
GSEs – multifamily MBS	—	179,422	—	—	179,422
Total trading securities	—	942,874	—	—	942,874
Available-for-sale securities:
State or local HFA securities	—	—	37,495	—	37,495
Supranational institutions	—	406,730	—	—	406,730
U.S. government-owned corporations	—	285,027	—	—	285,027
GSEs	—	117,751	—	—	117,751
U.S. government guaranteed – single-family MBS	—	92,228	—	—	92,228
U.S. government guaranteed – multifamily MBS	—	414,153	—	—	414,153
GSEs – single-family MBS	—	4,288,240	—	—	4,288,240
GSEs – multifamily	—	1,325,148	—	—	1,325,148
Total available-for-sale securities	—	6,929,277	37,495	—	6,966,772
Derivative assets:
Interest-rate-exchange agreements	—	20,630	—	9,166	29,796
Mortgage delivery commitments	—	283	—	—	283
Total derivative assets	—	20,913	—	9,166	30,079
Other assets	12,031	13,091	—	—	25,122
Total assets at fair value	$12,031	$7,906,155	$37,495	$9,166	$7,964,847
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(319,484)	$—	$58,925	$(260,559)
Mortgage delivery commitments	—	(6)	—	—	(6)
Total liabilities at fair value	$—	$(319,490)	$—	$58,925	$(260,565)
_______________________

(1)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

	December 31, 2017
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$6,807	$—	$—	$6,807
GSEs – single-family MBS	—	346	—	—	346
GSEs – multifamily MBS	—	184,357	—	—	184,357
Total trading securities	—	191,510	—	—	191,510
Available-for-sale securities:
State or local HFA securities	—	—	37,683	—	37,683
Supranational institutions	—	418,285	—	—	418,285
U.S. government-owned corporations	—	292,077	—	—	292,077
GSEs	—	121,343	—	—	121,343
U.S. government guaranteed – single-family MBS	—	95,777	—	—	95,777
U.S. government guaranteed – multifamily MBS	—	443,373	—	—	443,373
GSEs – single-family MBS	—	4,562,992	—	—	4,562,992
GSEs – multifamily MBS	—	1,353,206	—	—	1,353,206
Total available-for-sale securities	—	7,287,053	37,683	—	7,324,736
Derivative assets:
Interest-rate-exchange agreements	—	56,069	—	(21,452)	34,617
Mortgage delivery commitments	—	169	—	—	169
Total derivative assets	—	56,238	—	(21,452)	34,786
Other assets	9,726	12,625	—	—	22,351
Total assets at fair value	$9,726	$7,547,426	$37,683	$(21,452)	$7,573,383
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(347,325)	$—	$46,902	$(300,423)
Mortgage delivery commitments	—	(27)	—	—	(27)
Total liabilities at fair value	$—	$(347,352)	$—	$46,902	$(300,450)
_______________________

(1)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 16.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018 and 2017.

Table 16.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$37,683	$8,146
Unrealized (losses) gains included in other comprehensive income	(188)	38
Balance at end of period	$37,495	$8,184

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

Table 16.4 - Fair Value of Assets Measured at Fair Value on a Nonrecurring Basis (1) (dollars in thousands)

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,890	$1,890
Mortgage loans held for portfolio	—	—	354	354

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$2,244	$2,244

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,970	$1,970
Mortgage loans held for portfolio	—	—	4,608	4,608
REO	—	—	784	784

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$7,362	$7,362

_______________________

(1)	The fair values presented are as of the date the fair value adjustment was recorded during the three months ended March 31, 2018, and year ended December 31, 2017.

Note 17 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2018, and through the filing of this report, we believe there is only a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2018, and December 31, 2017. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $962.6 billion and $978.2 billion at March 31, 2018, and December 31, 2017, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 17.1 - Off-Balance Sheet Commitments (dollars in thousands)

	March 31, 2018			December 31, 2017
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$6,147,846	$277,842	$6,425,688	$5,034,725	$223,167	$5,257,892
Commitments for unused lines of credit - advances (2)	1,207,681	—	1,207,681	1,216,592	—	1,216,592
Commitments to make additional advances	40,228	52,427	92,655	18,851	63,488	82,339
Commitments to invest in mortgage loans	32,756	—	32,756	42,918	—	42,918
Unsettled CO bonds, at par	25,000	—	25,000	52,550	—	52,550
Unsettled CO discount notes, at par	1,762,000	—	1,762,000	—	—	—
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At March 31, 2018, and December 31, 2017, these amounts totaled $2.4 million and $1.4 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $543,000 at December 31, 2017.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as security for deposits from federal, state, and municipal government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, however, standby letters of credit usually expire without being drawn upon. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.1 million at March 31, 2018, and December 31, 2017.

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

Note 18 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at any time during the year.
Table 18.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2018
Citizens Bank, N.A.	$253,348	10.7%	$5,508,833	14.5%	$4,406	9.1%

As of December 31, 2017
Citizens Bank, N.A.	$227,287	9.8%	$4,858,592	12.9%	$2,558	6.0%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three months ended March 31, 2018, and 2017, as follows (dollars in thousands):
Table 18.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	For the Three Months Ended March 31,
Citizens Bank, N.A.	2018	2017
Interest income on advances	$26,892	$14,111
Fees on letters of credit	1,097	745

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 18.3 presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition:
Table 18.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2018	$112,214	4.8%	$2,062,824	5.4%	$2,646	5.5%
As of December 31, 2017	114,498	4.9	2,133,374	5.7	2,466	5.8

Note 19 — Subsequent Events

On April 20, 2018, the board of directors declared a cash dividend at an annualized rate of 5.46 percent based on capital stock balances outstanding during the first quarter of 2018. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $32.4 million and was paid on May 2, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2017 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2017 Annual Report.

EXECUTIVE SUMMARY

For the three months ended March 31, 2018, net income increased to $55.1 million, from $37.4 million for the three months ended March 31, 2017, largely the result of an increase of $17.3 million in net interest income after provision for credit losses and a $1.1 million increase in net gains on derivatives and hedging activities. Our return on average equity was 6.65 percent for the three months ended March 31, 2018, compared with 4.56 percent for the three months ended March 31, 2017, an increase of 209 basis points. The increase in return on average equity was largely a result of the aforementioned increase in net interest income after provision for credit losses. Our financial condition continued to strengthen with retained earnings growing to $1.3 billion at March 31, 2018, a surplus of $635.5 million over our minimum retained earnings target, as we continue to satisfy all regulatory capital requirements as of March 31, 2018. On April 20, 2018, our board of directors declared a cash dividend that was equivalent to an annual yield of 5.46 percent, the approximate daily average three-month London Interbank Offered Rate (LIBOR) yield for the first quarter of 2018 plus 350 basis points.

Net Interest Margin

For the three months ended March 31, 2018, net interest margin was 0.52 percent, an increase of nine basis points from the three months ended March 31, 2017. The improvement of net interest margin benefited from improvement in net interest spread and an increase in interest rates, as the economy continued to strengthen as discussed under — Economic Conditions — Interest-Rate Environment.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $38.0 billion at March 31, 2018, compared to $37.6 billion at December 31, 2017. The increase in advances was primarily in variable-rate advances, partially offset by a decrease in short-term fixed-rate advances. The daily average balance of advances for the quarter ending March 31, 2018 was $39.3 billion, compared to $37.8 billion for the quarter ending March 31, 2017.

Accretable yields from investments in private-label MBS

For the three months ended March 31, 2018 and 2017, we recognized $7.3 million and $8.6 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2017 Annual Report.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $798.5 million at March 31, 2018. Other-than-temporary impairment credit losses were $79,000 for the three months ended March 31, 2018.

Regulatory Developments

The FHFA and other regulators with authority over us or our way of doing business have proposed regulations during the quarter as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment

The labor market continued to strengthen in the first quarter of 2018. The national unemployment rate held steady at 4.1 percent, while jobs gains were strong at an average of 202,000 jobs per month during the first quarter. The New England region also continued to see improvements in the labor market. The February 2018 unemployment rate for the six New England states as a whole was 3.6 percent, the lowest level since June 2001, and a 0.4 percent decrease from February 2017.

Interest-Rate Environment

On May 2, 2018, the Federal Open Market Committee (FOMC) decided to maintain the target range for the federal funds rate at 1.50 percent to 1.75 percent. The FOMC stated that it expects the economy to expand at a moderate pace and labor market conditions to remain strong. Projections by FOMC participants in March 2018 suggest a further increase in the target range for the federal funds rate of approximately 50 basis points by the end of 2018. Market data and forecaster surveys since the FOMC meeting suggest an expectation of a further increase in the federal funds rate of 50 to 75 basis points.

Long-term interest rates have risen slightly since the beginning of 2018, reaching multi-year highs on expectations that the continuing economic expansion may result in stronger inflation. Increases in long-term interest rates, especially the increase in mortgage rates, led to higher income from mortgage-backed securities as actual and projected mortgage prepayment speeds slowed down. At the same time, short-term interest rates, the 3-month LIBOR rate in particular, increased by a larger magnitude than long-term rates, resulting in a flattening yield curve. Higher short-term interest rates enabled the Bank to earn higher income from investing the Bank’s capital.

Table 1 - Key Interest Rates

	Three Months Average		Ending rate
	March 31, 2018	March 31, 2017	March 31, 2018	December 31, 2017
Federal funds effective rate	1.45%	0.70%	1.67%	1.33%
3-month LIBOR	1.93%	1.07%	2.31%	1.69%
3-month U.S. Treasury yield	1.57%	0.59%	1.70%	1.38%
2-year U.S. Treasury yield	2.15%	1.23%	2.27%	1.88%
5-year U.S. Treasury yield	2.53%	1.94%	2.56%	2.21%
10-year U.S. Treasury yield	2.76%	2.44%	2.74%	2.41%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2017, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data (dollars in thousands)

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Statement of Condition at period end
Total assets	$60,958,111	$60,361,946	$60,975,455	$60,754,247	$56,568,802
Investments(1)	18,730,532	17,941,614	19,340,597	18,142,252	17,215,779
Advances	37,987,775	37,565,967	37,467,404	38,427,616	35,479,424
Mortgage loans held for portfolio, net(2)	4,026,998	4,004,737	3,942,776	3,804,581	3,675,598
Deposits and other borrowings	527,832	477,069	492,631	469,173	490,268
Consolidated obligations:
Bonds	27,125,212	28,344,623	28,492,595	28,518,424	27,978,423
Discount notes	29,467,314	27,720,906	28,047,762	27,865,529	24,179,050
Total consolidated obligations	56,592,526	56,065,529	56,540,357	56,383,953	52,157,473
Mandatorily redeemable capital stock	36,113	35,923	36,042	37,380	32,677
Class B capital stock outstanding-putable(3)	2,323,891	2,283,721	2,272,648	2,408,647	2,458,667
Unrestricted retained earnings	1,057,195	1,041,033	1,011,532	1,000,694	994,011
Restricted retained earnings	278,327	267,316	253,750	244,631	236,755
Total retained earnings	1,335,522	1,308,349	1,265,282	1,245,325	1,230,766
Accumulated other comprehensive loss	(340,845)	(326,940)	(310,314)	(320,461)	(343,572)
Total capital	3,318,568	3,265,130	3,227,616	3,333,511	3,345,861
Results of Operations for the quarter ended
Net interest income	$79,911	$79,570	$71,109	$63,820	$62,504
Provision for (reduction of) credit losses	9	52	28	(125)	(51)
Net impairment losses on held-to-maturity securities recognized in earnings	(79)	(36)	(432)	(568)	(418)
Litigation settlements	—	20,761	—	—	—
Other gains, net	1,873	1,130	1,028	1,020	427
Other expense	20,468	25,958	20,972	20,597	20,974
AHP assessments	6,171	7,587	5,110	4,418	4,192
Net income	$55,057	$67,828	$45,595	$39,382	$37,398
Other Information
Dividends declared	$27,884	$24,761	$25,637	$24,822	$23,619
Dividend payout ratio	50.65%	36.51%	56.23%	63.03%	63.16%
Weighted-average dividend rate(4)	4.99	4.33	4.22	4.08	3.94
Return on average equity(5)	6.65	8.46	5.64	4.74	4.56
Return on average assets	0.36	0.45	0.31	0.26	0.25
Net interest margin(6)	0.52	0.53	0.49	0.43	0.43
Average equity to average assets	5.41	5.37	5.50	5.56	5.55
Total regulatory capital ratio at period end(7)	6.06	6.01	5.86	6.08	6.58
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $500,000 for each of the quarters ended March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017, and $625,000 for the quarter ended March 31, 2017.

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

RESULTS OF OPERATIONS

Net Income

Net income increased to $55.1 million for three months ended March 31, 2018, from $37.4 million for the same period in 2017. The reasons for the increase are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the three months ended March 31, 2018, was $79.9 million, compared with $62.6 million for the same period in 2017. The $17.3 million increase in net interest income after provision for credit losses was primarily attributable to the increase in accretion on Agency MBS, resulting from the increase in 30-year mortgage rates, that positively impacted our retrospective amortization adjustments. In addition, average earning assets increased $2.3 billion, from $59.6 billion for the three months ended March 31, 2017, to $61.9 billion for the three months ended March 31, 2018. The increase in average earning assets was driven by increases of $1.6 billion in average advances balances and $348.8 million in average investments balances. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.42 percent for three months ended March 31, 2018, a six basis point increase from the same period in 2017, and net interest margin was 0.52 percent, a nine basis point increase from three months ended March 31, 2017. The increase in net interest spread reflects a 65 basis point increase in the average yield on earning assets and a 59 basis point increase in the average yield on interest-bearing liabilities.

Table 3 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$39,346,131	$177,606	1.83%	$37,753,835	$106,747	1.15%
Securities purchased under agreements to resell	3,027,333	10,363	1.39	3,065,667	4,418	0.58
Federal funds sold	6,295,756	22,761	1.47	5,877,000	10,284	0.71
Investment securities(2)	9,087,136	61,844	2.76	9,155,405	47,636	2.11
Mortgage loans	4,022,113	33,025	3.33	3,673,168	29,947	3.31
Other earning assets	109,263	334	1.24	72,618	59	0.33
Total interest-earning assets	61,887,732	305,933	2.00	59,597,693	199,091	1.35
Other non-interest-earning assets	262,860			403,446
Fair-value adjustments on investment securities	(79,528)			(56,436)
Total assets	$62,071,064	$305,933	2.00%	$59,944,703	$199,091	1.35%
Liabilities and capital
Consolidated obligations
Discount notes	$29,825,914	$104,980	1.43%	$27,681,790	$37,579	0.55%
Bonds	27,731,428	119,201	1.74	27,763,168	98,175	1.43
Deposits	500,115	1,347	1.09	451,900	502	0.45
Mandatorily redeemable capital stock	36,133	486	5.46	32,683	329	4.08
Other borrowings	2,222	8	1.46	1,111	2	0.73
Total interest-bearing liabilities	58,095,812	226,022	1.58	55,930,652	136,587	0.99
Other non-interest-bearing liabilities	619,699			688,382
Total capital	3,355,553			3,325,669
Total liabilities and capital	$62,071,064	$226,022	1.48%	$59,944,703	$136,587	0.92%
Net interest income		$79,911			$62,504
Net interest spread			0.42%			0.36%
Net interest margin			0.52%			0.43%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three months ended March 31, 2018 and 2017. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2018 vs. 2017
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$4,680	$66,179	$70,859
Securities purchased under agreements to resell	(56)	6,001	5,945
Federal funds sold	782	11,695	12,477
Investment securities	(358)	14,566	14,208
Mortgage loans	2,864	214	3,078
Other earning assets	42	233	275
Total interest income	7,954	98,888	106,842
Interest expense
Consolidated obligations
Discount notes	3,125	64,276	67,401
Bonds	(112)	21,138	21,026
Deposits	59	786	845
Mandatorily redeemable capital stock	38	119	157
Other borrowings	3	3	6
Total interest expense	3,113	86,322	89,435
Change in net interest income	$4,841	$12,566	$17,407

Average Balance of Advances Outstanding

The average balance of total advances increased $1.6 billion, or 4.2 percent, for the three months ended March 31, 2018, compared with the same period in 2017, with short-term fixed-rate advances and fixed-rate overnight advances as the most significant contributors. We cannot predict whether this trend will continue.

Table 5 - Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Fixed-rate advances—par value
Long-term	$14,061,630	$13,300,970
Short-term	13,071,751	11,692,882
Overnight	2,187,808	1,435,293
Putable	1,206,006	2,634,528
Amortizing	943,491	857,935
All other fixed-rate advances	27,867	46,333
	31,498,553	29,967,941

Variable-rate indexed advances—par value
Simple variable (1)	7,089,995	7,246,067
Putable	834,308	519,883
All other variable-rate indexed advances	33,238	42,749
	7,957,541	7,808,699
Total average par value	39,456,094	37,776,640
Net discounts	(15,498)	(4,635)
Market value of bifurcated derivatives	(3,009)	(211)
Hedging adjustments	(91,456)	(17,959)
Total average balance of advances	$39,346,131	$37,753,835
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $7.1 billion for the three months ended March 31, 2018. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $30.3 billion for the three months ended March 31, 2018, representing 77.1 percent of the total average balance of advances outstanding during that period. The average balance of all such advances totaled $30.4 billion for the three months ended March 31, 2017, representing 80.6 percent of the total average balance of advances outstanding during that period.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $417.1 million, or 4.6 percent, for the three months ended March 31, 2018, compared with the same period in 2017. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.71 percent during the three months ended March 31, 2017 to 1.47 percent during the three months ended March 31, 2018, while average yields on securities purchased under agreements to resell increased from 0.58 percent for the three months ended March 31, 2017 to 1.39 percent for the three months ended March 31, 2018. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the three months ended March 31, 2018, average balances of federal funds sold increased $418.8 million and average balances of securities purchased under agreements to resell increased $38.3 million in comparison to the three months ended March 31, 2017.

Average investment-securities balances decreased $68.3 million, or 0.7 percent for the three months ended March 31, 2018, compared with the same period in 2017, a decrease consisting primarily of a $297.0 million decrease in U.S. Treasury obligations partially offset by a $210.4 million increase in MBS.

Average Balance of COs

Average CO balances increased $2.1 billion, or 3.8 percent, for the three months ended March 31, 2018, compared with the same period in 2017, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $2.1 billion in CO discount notes offset by a decrease of $31.7 million in CO bonds.

The average balance of CO discount notes represented approximately 51.8 percent of total average COs during the three months ended March 31, 2018, compared with 49.9 percent of total average COs during the same period in 2017. The average balance of CO bonds represented 48.2 percent and 50.1 percent of total average COs outstanding during the three months ended March 31, 2018 and 2017, respectively.

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

Table 6 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Three Months Ended March 31, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(453)	$—	$(139)	$272	$—	$(320)
Net interest settlements included in net interest income (2)	5,695	(7,311)	—	(3,017)	—	(4,633)
Total net interest income	5,242	(7,311)	(139)	(2,745)	—	(4,953)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	22	423	—	663	—	1,108
Gains on cash-flow hedges	—	—	—	76	—	76
(Losses) gains on derivatives not receiving hedge accounting	(15)	639	—	—	—	624
Mortgage delivery commitments	—	—	(518)	—	—	(518)
Other(3)	—	—	—	—	(150)	(150)
Net gains (losses) on derivatives and hedging activities	7	1,062	(518)	739	(150)	1,140

Subtotal	5,249	(6,249)	(657)	(2,006)	(150)	(3,813)

Net losses on trading securities	—	(1,964)	—	—	—	(1,964)
Total net effect of derivatives and hedging activities	$5,249	$(8,213)	$(657)	$(2,006)	$(150)	$(5,777)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

	For the Three Months Ended March 31, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(683)	$—	$(81)	$(103)	$—	$(867)
Net interest settlements included in net interest income (2)	(13,405)	(8,341)	—	4,641	—	(17,105)
Total net interest income	(14,088)	(8,341)	(81)	4,538	—	(17,972)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	642	460	—	(1,761)	—	(659)
Gains on cash-flow hedges	—	—	—	134	—	134
(Losses) gains on derivatives not receiving hedge accounting	(5)	154	—	4	—	153
Mortgage delivery commitments	—	—	357	—	—	357
Other (3)	—	—	—	—	51	51
Net gain (losses) on derivatives and hedging activities	637	614	357	(1,623)	51	36

Subtotal	(13,451)	(7,727)	276	2,915	51	(17,936)

Net losses on trading securities	—	(1,414)	—	—	—	(1,414)
Total net effect of derivatives and hedging activities	$(13,451)	$(9,141)	$276	$2,915	$51	$(19,350)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $875,000 and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

Other Income (Loss)

Table 7 - Other Income (Loss) (dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Gains (losses) on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$1,108	$(659)
Net gains related to cash-flow hedge ineffectiveness	76	134
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	(15)	(5)
Trading securities	1,514	1,442
CO Bonds	—	29
Mortgage delivery commitments	(518)	357
Net interest-accruals related to derivatives not receiving hedge accounting	(875)	(1,313)
Other (1)	(150)	51
Net gains on derivatives and hedging activities	1,140	36
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(79)	(418)
Service-fee income	2,356	2,012
Net unrealized losses on trading securities	(1,964)	(1,414)
Other	341	(207)
Total other income	$1,794	$9
______________

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

FINANCIAL CONDITION

Advances

At March 31, 2018, the par value of our advances portfolio totaled $38.1 billion, an increase of $469.2 million compared with $37.6 billion at December 31, 2017.

Table 8 - Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2018		December 31, 2017
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$14,033,672	36.8%	$14,188,347	37.7%
Short-term	12,433,217	32.6	13,533,417	35.9
Overnight	1,957,412	5.1	1,717,823	4.6
Putable	1,206,250	3.2	1,242,750	3.3
Amortizing	973,365	2.5	943,956	2.5
All other fixed-rate advances	20,000	0.1	32,000	0.1
	30,623,916	80.3	31,658,293	84.1

Variable-rate advances
Simple variable (1)	6,493,975	17.0	5,143,175	13.7
Putable	946,700	2.5	775,400	2.0
All other variable-rate indexed advances	51,774	0.2	70,298	0.2
	7,492,449	19.7	5,988,873	15.9
Total par value	$38,116,365	100.0%	$37,647,166	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At March 31, 2018, we had advances outstanding to 309, or 70.1 percent, of our 441 members. At December 31, 2017, we had advances outstanding to 314, or 70.9 percent percent, of our 443 members.

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

Table 9 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	As of March 31, 2018
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	264	$33,832,234	$89,397,936	264.2%
Category-2	13	380,395	775,067	203.8
Category-3	22	538,751	780,924	145.0
Insurance companies	19	3,364,985	4,255,417	126.5
Total	318	$38,116,365	$95,209,344	249.8%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family owner-occupied residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.

The Bank may adjust the credit status category of a member at any time based on the financial reviews and other conditions of the members. Due to their weaker profile, the Bank requires Category-3 members to deliver collateral to the Bank or its custodian. Table 10 shows the total potential lending value of the collateral that borrowers have pledged, based upon the method by which borrowers pledge collateral to us, net of our collateral valuation discounts as of March 31, 2018.

Table 10 - Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$27,030,514
Collateral specifically listed and identified	61,238,834
Collateral delivered to us	12,522,907

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2017 Annual Report.

At March 31, 2018, and December 31, 2017, the amount of pledged nontraditional and subprime loan collateral was nine percent and 10 percent, respectively, of total member discounted collateral.

We have not recorded any allowance for credit losses on advances at March 31, 2018, and December 31, 2017, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Table 11 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	March 31, 2018
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2018
Citizens Bank, N.A.	$5,508,833	14.4%	2.01%	$26,892
People's United Bank, N.A.	2,354,770	6.2	1.94	9,793
Webster Bank, N.A.	1,202,030	3.1	1.97	5,656
Berkshire Bank	1,096,828	2.9	1.88	4,635
Massachusetts Mutual Life Insurance Co.	1,050,000	2.8	2.10	5,601
Total of top five advance-borrowing institutions	$11,212,461	29.4%		$52,577
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2018, investment securities and short-term money-market instruments totaled $18.7 billion, an increase of $788.9 million from December 31, 2017.

Short-term money-market investments increased $475.9 million to $9.3 billion at March 31, 2018, compared with December 31, 2017. The increase was attributable to a $2.8 billion increase in federal funds sold offset by a $2.4 billion decrease in securities purchased under agreements to resell.

Investment securities increased $313.0 million to $9.5 billion at March 31, 2018, compared with December 31, 2017. The increase was attributable to an increase of $749.6 million in U.S. Treasury obligations offset by a $419.9 million decrease in MBS.

Table 12 - Mortgage-Backed Securities (percentage based on carrying value)

	March 31, 2018	December 31, 2017
Single-family MBS - U.S. government-guaranteed and GSE	63.9%	64.6%
Multifamily MBS - U.S. government-guaranteed and GSE	27.7	27.0
Private-label residential MBS	8.3	8.3
ABS backed by home-equity loans	0.1	0.1
Total MBS	100.0%	100.0%

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

We actively monitor our investments' credit exposures and the credit quality of our counterparties, including assessments of each counterparty's financial performance, capital adequacy, and sovereign support as well as related market signals such as credit default swap spreads. We may reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities.

Table 13 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	As of March 31, 2018
	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$160	$51,000	$—	$—	$—
Securities purchased under agreements to resell	—	—	1,000,000	1,999,000	—	—
Federal funds sold	—	2,175,000	4,050,000	—	—	—
Total money-market instruments	—	2,175,160	5,101,000	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	854	—	—	—	—
U.S. Treasury obligations	—	749,578	—	—	—	—
Corporate bonds	—	—	—	—	—	7,170
U.S. government-owned corporations	—	285,027	—	—	—	—
GSEs	—	117,751	—	—	—	—
Supranational institutions	406,730	—	—	—	—	—
HFA securities	32,981	55,255	57,584	36,860	—	—
Total non-MBS	439,711	1,208,465	57,584	36,860	—	7,170

MBS:
U.S. government guaranteed - single-family (2)	—	108,184	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	414,153	—	—	—	—
GSE – single-family (2)	—	4,817,245	—	—	—	—
GSE – multifamily (2)	—	1,718,293	—	—	—	—
Private-label – residential	922	5,815	10,139	52,631	539,447	31,126
ABS backed by home-equity loans	598	1,136	3,448	1,518	927	—
Total MBS	1,520	7,064,826	13,587	54,149	540,374	31,126

Total investment securities	441,231	8,273,291	71,171	91,009	540,374	38,296

Total investments	$441,231	$10,448,451	$5,172,171	$2,090,009	$540,374	$38,296
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2018. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

Table 14 - Unsecured Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	March 31, 2018	December 31, 2017
Federal funds sold	$6,225,000	$3,450,000
U.S. Treasury obligations	749,578	—
Supranational institutions	406,730	418,285
U.S. government-owned corporations	285,027	292,077
GSEs	117,751	121,343
Corporate bonds	7,170	—
U.S. agency obligations	854	1,042
Loans to other FHLBanks	—	400,000

Private-Label MBS

Table 15 - Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans (dollars in thousands)

	March 31, 2018			December 31, 2017
Private-label MBS(1)	Fixed Rate (2)	Variable Rate (2)	Total	Fixed Rate (2)	Variable Rate (2)	Total
Private-label residential MBS
Prime	$7,204	$75,552	$82,756	$7,363	$79,424	$86,787
Alt-A	14,952	946,342	961,294	15,473	982,860	998,333
Total private-label residential MBS	22,156	1,021,894	1,044,050	22,836	1,062,284	1,085,120
ABS backed by home equity loans
Subprime	—	7,661	7,661	—	7,864	7,864
Total par value of private-label MBS	$22,156	$1,029,555	$1,051,711	$22,836	$1,070,148	$1,092,984
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

Table 16 provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of March 31, 2018, reflect the percentage of subordinated class outstanding balances as of March 31, 2018, to our senior class outstanding balances as of March 31, 2018, weighted by the par value of our respective senior class securities. Average current credit enhancements as of March 31, 2018, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 16 - Private-Label MBS and ABS Backed by Home Equity (dollars in thousands)

As of March 31, 2018
Total
Par value by credit rating
Triple-A	$1,521
Double-A	6,951
Single-A	13,587
Triple-B	54,149
Below Investment Grade
Double-B	23,958
Single-B	31,226
Triple-C	570,177
Double-C	260,036
Single-C	13,728
Single-D	34,138
Unrated	42,240
Total par value	$1,051,711

Amortized cost	$798,496
Gross unrealized gains	126,865
Gross unrealized losses	(5,214)
Fair value	$920,147

Weighted average percentage of fair value to par value	87.49%
Original weighted average credit support	27.53
Weighted average credit support	7.84
Weighted average collateral delinquency (1)	19.22
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2017 Annual Report.

As of March 31, 2018, our mortgage loan investment portfolio totaled $4.0 billion, an increase of $22.3 million from December 31, 2017. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2017 Annual Report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 17:

Table 17 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2018	December 31, 2017

Massachusetts	56%	56%
Maine	11	11
Connecticut	8	8
Wisconsin	6	7
New Hampshire	6	6
All others	13	12
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $500,000 at both March 31, 2018, and December 31, 2017, respectively.

For information on the determination of the allowance at March 31, 2018, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 18 - Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2018	December 31, 2017
Total par value of government loans past due 90 days or more and still accruing interest	$5,027	$4,664
Nonaccrual loans, par value	13,091	13,450
Troubled debt restructurings (not included above)	6,251	6,637

Mortgage Insurance Companies. We are exposed to credit risk from supplemental mortgage insurance (SMI) companies that provide credit enhancement in place of the participating financial institution and from primary mortgage insurance coverage (PMI) on individual loans. As of March 31, 2018, we were the beneficiary of PMI coverage of $107.2 million on $416.9 million of conventional mortgage loans, and SMI coverage of $15.4 million on mortgage pools with a total unpaid principal balance of $96.0 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $30.1 million and $34.8 million as of March 31, 2018, and December 31, 2017, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $260.6 million and $300.5 million as of March 31, 2018, and December 31, 2017, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2018 and December 31, 2017. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.
Table 19 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2018		December 31, 2017
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$6,901,964	$19,399	$7,293,414	$52,244
	Swaps	Economic	1,116,700	2,180	974,900	1,570
Total associated with advances			8,018,664	21,579	8,268,314	53,814
Available-for-sale securities	Swaps	Fair value	611,915	(236,749)	611,915	(271,182)
Trading securities	Swaps	Economic	176,000	(2,351)	192,000	(4,183)
COs	Swaps	Fair value	6,447,465	(78,742)	6,213,665	(45,446)
	Forward starting swaps	Cash Flow	388,200	(469)	481,200	(9,807)
Total associated with COs			6,835,665	(79,211)	6,694,865	(55,253)
Total			15,642,244	(296,732)	15,767,094	(276,804)
Mortgage delivery commitments			32,756	277	42,918	142
Total derivatives			$15,675,000	(296,455)	$15,810,012	(276,662)
Accrued interest				(2,122)		(14,452)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest				68,091		25,450
Net derivatives				$(230,486)		$(265,664)
Derivative asset				$30,079		$34,786
Derivative liability				(260,565)		(300,450)
Net derivatives				$(230,486)		$(265,664)
 _______________________

(1)
As of March 31, 2018, and December 31, 2017, embedded derivatives separated from the advance contract with notional amounts of $1.1 billion and $974.9 million, respectively, and fair values of $(2.2) million and $(1.6) million, respectively, are not included in the table.

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

Tables 20 and 21 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $13.3 billion, representing 85.2 percent of all derivatives outstanding as of March 31, 2018. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 20 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	As of March 31, 2018
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,001,660	$7,092	$2,001,660	$(7,611)	1.84%	1.95%	1.62%	2.17%
Due after one year through two years	1,489,686	25,149	1,489,686	(25,481)	1.57	1.88	1.36	2.09
Due after two years through three years	1,222,203	29,690	1,222,203	(29,893)	1.94	1.90	1.60	2.24
Due after three years through four years	845,715	21,859	845,715	(21,832)	2.28	2.04	1.86	2.46
Due after four years through five years	597,450	10,371	597,450	(10,489)	1.95	1.88	1.64	2.19
Thereafter	745,250	13,217	745,250	(13,251)	1.31	1.98	0.87	2.42
Total	$6,901,964	$107,378	$6,901,964	$(108,557)	1.81%	1.94%	1.51%	2.24%
_______________________

(1)	Not included in the fair value is $88.0 million of variation margin received for daily settled contracts.

(2)	Included in the advances hedged amount are $1.2 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2018.

Table 21 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	As of March 31, 2018
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,193,355	$(10,546)	$2,193,355	$11,358	1.05%	1.00%	1.87%	1.92%
Due after one year through two years	1,226,685	(11,607)	1,226,685	11,867	1.55	1.60	1.80	1.75
Due after two years through three years	640,760	(9,762)	640,760	9,741	1.70	1.54	1.58	1.74
Due after three years through four years	1,214,445	(29,199)	1,214,445	29,268	1.37	1.37	1.78	1.78
Due after four years through five years	572,220	(10,129)	572,220	9,994	1.99	1.99	1.73	1.73
Thereafter	600,000	(25,937)	600,000	25,654	1.78	1.26	1.29	1.81
Total	$6,447,465	$(97,180)	$6,447,465	$97,882	1.42%	1.35%	1.75%	1.82%
_______________________

(1)	Not included in the fair value is $18.4 million of variation margin paid for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $3.2 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2018.

We may engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in Table 22 below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty.

From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current negative fair-value of derivatives positions outstanding with them adjusted for any applicable exposure threshold. Similarly, from time to time, due to timing differences or derivatives valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current positive fair-value of derivatives positions outstanding with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member.

Table 22 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	As of March 31, 2018
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Double-A	$351,500	$(1,266)	$1,271	$—	$5
Single-A	3,205,050	(35,237)	36,630	(671)	722

Liability positions with credit exposure:
Uncleared derivatives
Single-A	1,610,400	(2,956)	—	3,149	193
Triple-B	423,500	(6,074)	—	6,374	300
Cleared derivatives	7,906,989	(1,031)	29,429	—	28,398
Total derivative positions with nonmember counterparties to which we had credit exposure	13,497,439	(46,564)	67,330	8,852	29,618

Mortgage delivery commitments (2)	32,756	283	—	—	283
Total	$13,530,195	$(46,281)	$67,330	$8,852	$29,901

Derivative positions without credit exposure: (3)
Single-A	$754,000
Triple-B	1,390,805
Total derivative positions without credit exposure	$2,144,805
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

For information on our approach to the credit risks arising from our use of derivatives, see Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2017 Annual Report.

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

We may not be able to predict future trends in member credit needs because they are driven by complex interactions among a number of factors, including members' asset growth or reductions, deposit growth or reductions, and the attractiveness of advances compared to other wholesale borrowing alternatives. We regularly monitor current trends and anticipate future debt issuance needs and maintain a portfolio of highly liquid assets in an effort to be prepared to fund our members' credit needs and our investment opportunities. We are able to expand our CO debt issuance in response to our members' increased credit needs for advances and mortgage loans. Alternatively, in response to reduced member credit needs, we may allow our COs to mature without replacement, or repurchase and retire outstanding COs, allowing our balance sheet to shrink.

Sources and Uses of Liquidity. Our sources of liquidity are proceeds from the issuance of COs and advance repayments, as well as cash and investment holdings that are primarily high-quality, short-, and intermediate-term financial instruments.

During the three months ended March 31, 2018, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. During the three months ended March 31, 2018, our short-term funding was generally driven by member demand and was achieved primarily through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors continue to view our short-term debt as an asset of choice, which has led to consistently low funding costs compared to those of other high-quality issuers and increased utilization of debt maturing in one year or less.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the three months ended March 31, 2018.

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

We did not exceed either of these thresholds at any time during the three months ended March 31, 2018. If either of these thresholds is exceeded, then management of the Bank is notified and determines whether any corrective action is necessary.

Table 23 - Projected Net Cash Flow and Structural Liquidity (dollars in thousands)

	As of March 31, 2018
	5 Business Days	21 Days
Uses of funds
Interest payable	$9,363	$29,047
Maturing liabilities	4,854,000	13,134,754
Committed asset settlements	30,500	30,500
Capital outflow	105,713	105,713
MPF delivery commitments	32,756	32,756
Other	1,173	1,173
Gross uses of funds	5,033,505	13,333,943

Sources of funds
Interest receivable	51,905	85,430
Maturing or projected amortization of assets	12,491,698	19,108,263
Committed liability settlements	1,758,004	1,767,974
Cash and due from banks and interest bearing deposits	77,618	77,618
Gross sources of funds	14,379,225	21,039,285

Projected net cash flow	9,345,720	$7,705,342

Less: Secondary uses of funds
Deposit runoff	449,931
Drawdown of standby letters of credit and lines of credit	681,352
Rollover of all maturing advances	3,747,226
Projected funding of MPF master commitments	189,283
Total secondary uses of funds	5,067,792

Structural liquidity	$4,277,928

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

We complied with this regulatory requirement at all times during the three months ended March 31, 2018. As of March 31, 2018, and December 31, 2017, we held a surplus of $14.5 billion and $13.2 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO issuance.

Table 24 - Contingency Liquidity (dollars in thousands)

As of March 31, 2018
5 Business Days
Cumulative uses of funds
Interest payable	$9,363
Maturing liabilities	4,854,000
Committed asset settlements	30,500
Drawdown of standby letters of credit	186,793
Other	1,173
Gross uses of funds	5,081,829

Cumulative sources of funds
Interest receivable	51,905
Maturing or amortizing advances	3,747,577
Committed liability settlements	1,758,004
Gross sources of funds	5,557,486

Plus: sources of contingency liquidity
Marketable securities	1,250,665
Self-liquidating assets	8,724,000
Cash and due from banks and interest bearing deposits	77,618
Marketable securities available for repo	3,961,326
Total sources of contingency liquidity	14,013,609

Net contingency liquidity	$14,489,266

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

We were in compliance with these additional liquidity requirements at all times during the three months ended March 31, 2018.

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

Table 25 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Actual as of March 31, 2018	Actual as of December 31, 2017
3-month Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	12.3%	8.7%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than three-month maturity	20%	10%	1.6%	0.6%

1-year Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	12.8%	10.9%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than one-year maturity	20%	10%	2.2%	3.9%
 _______________________

(1)	The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period.

Funding Concentration Policy. To limit the liquidity risk potentially associated with a high volume of short-term debt refinancing we have a funding concentration policy that limits the volume of discount notes outstanding as a proportion of total assets. The policy establishes a management action trigger when discount notes (excluding the amount of discount notes matched to short-term advances) exceed 40 percent of total assets. In addition, we have adopted a separate management action trigger that is triggered when total discount notes exceed 50 percent of assets. Finally, discount notes are limited to no more than 65 percent of total assets. We were in compliance with these internal policies during the three months ended March 31, 2018.

External Sources of Liquidity

Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event we do not fund our principal and interest payments due with respect to any CO within deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks has a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding FHLBanks. We have never drawn funding under this agreement.

Debt Financing — Consolidated Obligations

At March 31, 2018, and December 31, 2017, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $56.6 billion and $56.1 billion, respectively. CO bonds outstanding for which we are primarily liable at March 31, 2018, and December 31, 2017, include issued callable bonds totaling $4.5 billion and $4.4 billion, respectively.

CO discount notes comprised 52.1 percent and 49.4 percent of the outstanding COs for which we are primarily liable at March 31, 2018, and December 31, 2017, respectively, but accounted for 95.3 percent and 94.9 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2018 and 2017, respectively.

Market Conditions for Consolidated Obligations

Overall, by historical standards, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. Throughout 2017, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the period covered by this report, CO yields generally moved with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. However, LIBOR rates have recently risen faster than CO yields and it cannot be known whether this trend will continue. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies, including the decision to reduce the Federal Reserve’s holdings of U.S. Treasury obligations and MBS, is potentially an important factor that could shape investor demand for debt, including COs, in 2018. Moreover, expected increases in U.S. Treasury security issuance in response to the fiscal policy implications of the Tax Cut and Jobs Act of 2017 or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital was $3.3 billion at both March 31, 2018, and December 31, 2017.

Capital stock increased by $40.2 million during the three months ended March 31, 2018, resulting from the issuance of $408.3 million of capital stock to support new advances borrowings by members offset by capital stock repurchases of $367.9 million.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2018, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $36.1 million and $35.9 million at March 31, 2018, and December 31, 2017, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2017 Annual Report.

Table 26 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	March 31, 2018	December 31, 2017
Past redemption date (1)	$4,338	$420
Due in one year or less	128	4,018
Due after one year through two years	27,250	27,379
Due after two years through three years	54	54
Due after three years through four years	—	—
Due after four years through five years	4,323	4,022
Thereafter (2)	20	30
Total	$36,113	$35,923
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

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 20, 2018, the Director of the FHFA notified us that, based on December 31, 2017 financial information, we met the definition of adequately capitalized under the Capital Rule.

For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2017 Annual Report.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.1 percent at March 31, 2018.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2018, this internal minimum capital requirement equaled $3.0 billion, which was satisfied by our actual regulatory capital of $3.7 billion.

Minimum Retained Earnings Target

At March 31, 2018, we had total retained earnings of $1.3 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

For information on limitations on dividends, including limitations when we are under our minimum retained earnings target, see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2017 Annual Report.

Repurchases of Excess Stock

We have the authority, but are not obligated, to repurchase excess stock, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2017 Annual Report as well as below.

Table 27 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2018	$743,055	$1,511,215	$2,254,292	$2,360,005	$105,713
December 31, 2017	705,924	1,502,996	2,208,942	2,319,644	110,702
_______________________

(1)	TSIR is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

We currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. Excess stock repurchases for the three months ended March 31, 2018 amounted to $368.0 million.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•	commitments that obligate us for additional advances;

•	standby letters of credit;

•	commitments for unused lines-of-credit advances; and

•	unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Commitments and Contingencies in the 2017 Annual Report.

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

We have identified three accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, and accounting for deferred premiums and discounts on prepayable assets. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2017 Annual Report.

As of March 31, 2018, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Significant regulatory actions and developments for the period covered by this report are summarized below.

FHFA Proposed Amendments to Affording Housing Program (AHP) Regulations. On March 14, 2018, the FHFA published a proposed rule to amend the operating requirements of the FHLBanks’ AHP. The proposal is open for public comment through June 12, 2018. If adopted as proposed, among other updates, the AHP rule would:

•	require an FHLBank to create its own scoring criteria that are designed to satisfy new regulatory outcome requirements, replacing the existing regulatory scoring guidelines;

•	permit an FHLBank to voluntarily increase its AHP homeownership set-aside funding program to 40% of annual available funds (up from the current rule’s 35% annual limit);

•	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	remove the retention agreement requirement for owner-occupied units;

•	further align AHP monitoring with certain federal government funding programs;

•	increase threshold requirements for certain project types, such as projects dedicated to homeless or special needs populations; and

•	authorize an FHLBank using market research empirical data to create special targeted grant programs that would be a sub-set of the regular AHP competitive funding program.

The rule, as proposed, would represent a substantial overhaul of the existing regulation on the FHLBanks’ AHP and fundamentally change the structure and methodology for awarding grants to affordable housing projects. The proposed rule would also increase AHP’s complexity and administrative burden.

The rule, as proposed, would require changes in the areas of operations, communications and information systems of the FHLBanks. It would also require increased Board and Affordable Housing Advisory Council action and increased communications and education with members and sponsors. We do not believe that the rule, if adopted substantially as proposed, would be material to our financial condition or results of operation, since, among other things, it would not impact the annual AHP funding requirement. However, we do expect there to be increased costs related to implementing the rule requirements and making related adjustments to our systems. In addition, if the rule is adopted as proposed, the Bank expects a possible change to the types of projects that may be funded on a go-forward basis in the Bank’s district, with a commensurate impact on AHP sponsors and their respective communities.

Other Significant Developments

Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), Federal Deposit Insurance Corporation (FDIC), Farm Credit Administration, and FHFA Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On February 21, 2018, OCC, FRB, FDIC, Farm Credit Administration, and FHFA published a joint proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s, and FDIC’s final qualified financial contract (QFC) rules. It also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC Rules. The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

Comments on the proposed rule were due by April 23, 2018. We continue to evaluate the proposed rule, but we do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2017 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2018, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $15.4 billion, compared with $15.5 billion at December 31, 2017);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at March 31, 2018, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.3 billion compared with $1.2 billion at December 31, 2017);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $6.4 billion, or 23.7 percent of our total outstanding CO bonds at March 31, 2018, compared with $6.2 billion, or 21.9 percent of total outstanding CO bonds, at December 31, 2017);

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2017 Annual Report.

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

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2017 Annual Report.

Table 28 - Interest Rate / Market-Rate Risk Metrics

Interest/Market-Rate Risk Metric	March 31, 2018	December 31, 2017	Target, Limit or Management Action Trigger
MVE	$3.7 billion	$3.6 billion	None
MVE/BVE	99%	100%	None
MVE/Par Stock	156%	156%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	6.0%	6.0%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$211.2 million	$170.1 million	Maintain below $275.0 million (management action trigger) and $350.0 million (limit)
Duration of Equity	+0.90 years	-0.46 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(4.8)%	(7.8)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+0.65 months	-0.33 months	None
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 131 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 141 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

Value at Risk. Table 29 presents the historical simulation VaR estimate as of March 31, 2018, and December 31, 2017, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 6-month time horizon that is measured monthly beginning with the most current month-end and going back to 1992.

Table 29 - Value-at-Risk (dollars in millions)

	Value-at-Risk (Gain) Loss Exposure (1)
	March 31, 2018		December 31, 2017
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	0.10%	$3.8	0.17%	$6.1
75%	1.00	36.8	1.13	41.1
95%	3.82	140.5	3.51	127.5
99%	5.75	211.2	4.69	170.1
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

Table 30 - Market and Interest-Rate Risk Metrics (dollars in millions)

	March 31, 2018
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,485	$3,508	$3,653	$3,674	$3,603	$3,498	$3,379
Percent change in MVE from base	(5.1)%	(4.5)%	(0.6)%	—%	(1.9)%	(4.8)%	(8.0)%
MVE/BVE	94%	95%	99%	99%	97%	95%	91%
MVE/Par Stock	148%	149%	155%	156%	153%	148%	143%
Duration of Equity	+0.16 years	-2.38 years	-2.41 years	+0.90 years	+2.59 years	+3.20 years	+3.72 years
Return on Regulatory Capital less 3-month LIBOR	1.61%	1.95%	2.38%	2.32%	2.09%	1.73%	1.31%
Net income percent change from base	(66.36)%	(49.69)%	(19.66)%	—%	16.01%	29.24%	41.10%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2017
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,362	$3,345	$3,534	$3,628	$3,585	$3,484	$3,365
Percent change in MVE from base	(7.3)%	(7.8)%	(2.6)%	—%	(1.2)%	(4.0)%	(7.2)%
MVE/BVE	93%	92%	97%	100%	99%	96%	93%
MVE/Par Stock	145%	144%	152%	156%	155%	150%	145%
Duration of Equity	+0.75 years	-2.58 years	-4.67 years	-0.46 years	+2.26 years	+3.15 years	+3.76 years
Return on Regulatory Capital less 3-month LIBOR	1.62%	1.73%	2.17%	2.42%	2.23%	1.87%	1.41%
Net income percent change from base	(63.21)%	(59.42)%	(28.50)%	—%	18.56%	32.98%	44.98%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2017 Annual Report.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2017 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference
10.1	The Federal Home Loan Bank of Boston 2018 Executive Incentive Plan * +.	Exhibit 10.3.4 to our Form 10-K filed with the SEC on March 16, 2018.
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
* Management contract or compensatory plan
+ Confidential treatment has been granted as to portions of this exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 10, 2018	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 10, 2018	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer