Form 10-Q
period 2018-06-30
Federal Home Loan Bank of Boston
filed 2018-08-09
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of July 31, 2018
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	23,742,700

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$47,305	$261,673
Interest-bearing deposits	175,261	246
Securities purchased under agreements to resell	2,999,000	5,349,000
Federal funds sold	6,610,000	3,450,000
Investment securities:
Trading securities	182,299	191,510
Available-for-sale securities - includes $3,755 and $1,414 pledged as collateral at June 30, 2018, and December 31, 2017, respectively that may be repledged	6,615,751	7,324,736
Held-to-maturity securities - includes $7,540 and $6,444 pledged as collateral at June 30, 2018, and December 31, 2017, respectively that may be repledged (a)	1,462,788	1,626,122
Total investment securities	8,260,838	9,142,368
Advances	41,311,480	37,565,967
Mortgage loans held for portfolio, net of allowance for credit losses of $500 at June 30, 2018, and December 31, 2017	4,077,414	4,004,737
Loans to other Federal Home Loan Banks (FHLBanks)	—	400,000
Accrued interest receivable	104,223	94,100
Derivative assets, net	26,271	34,786
Other assets	64,288	59,069
Total Assets	$63,676,080	$60,361,946
LIABILITIES
Deposits
Interest-bearing	$522,778	$450,922
Non-interest-bearing	29,162	26,147
Total deposits	551,940	477,069
Consolidated obligations (COs):
Bonds	27,853,975	28,344,623
Discount notes	31,259,182	27,720,906
Total consolidated obligations	59,113,157	56,065,529
Mandatorily redeemable capital stock	31,868	35,923
Accrued interest payable	107,455	90,626
Affordable Housing Program (AHP) payable	80,310	81,600
Derivative liabilities, net	254,162	300,450
Other liabilities	44,731	45,619
Total liabilities	60,183,623	57,096,816
Commitments and contingencies (Note 17)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,801 shares and 22,837 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	2,480,110	2,283,721
Retained earnings:
Unrestricted	1,067,943	1,041,033
Restricted	288,994	267,316
Total retained earnings	1,356,937	1,308,349
Accumulated other comprehensive loss	(344,590)	(326,940)
Total capital	3,492,457	3,265,130
Total Liabilities and Capital	$63,676,080	$60,361,946

_______________________________________
(a)   Fair values of held-to-maturity securities were $1,732,470 and $1,903,227 at June 30, 2018, and December 31, 2017, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Advances	$213,927	$127,866	$391,533	$234,613
Securities purchased under agreements to resell	13,266	6,330	23,629	10,748
Federal funds sold	29,036	12,708	51,797	22,992
Investment securities:
Trading securities	2,508	2,773	5,013	5,391
Available-for-sale securities	37,221	22,872	77,999	47,536
Held-to-maturity securities	19,536	20,021	38,097	40,375
Total investment securities	59,265	45,666	121,109	93,302
Mortgage loans held for portfolio	33,782	30,989	66,807	60,936
Other	814	668	1,148	727
Total interest income	350,090	224,227	656,023	423,318
INTEREST EXPENSE
Consolidated obligations:
Bonds	136,556	104,168	255,757	202,343
Discount notes	133,361	55,068	238,341	92,647
Total consolidated obligations	269,917	159,236	494,098	294,990
Deposits	916	788	2,263	1,290
Mandatorily redeemable capital stock	469	377	955	706
Other borrowings	30	6	38	8
Total interest expense	271,332	160,407	497,354	296,994
NET INTEREST INCOME	78,758	63,820	158,669	126,324
(Reduction of) provision for credit losses	(3)	(125)	6	(176)
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	78,761	63,945	158,663	126,500
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(125)	(37)	(132)	(90)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(132)	(531)	(204)	(896)
Net other-than-temporary impairment losses on investment securities, credit portion	(257)	(568)	(336)	(986)
Service fees	2,463	2,122	4,819	4,134
Net unrealized losses on trading securities	(1,024)	(852)	(2,988)	(2,266)
Net gains (losses) on derivatives and hedging activities	458	(418)	1,598	(382)
Other	81	168	422	(39)
Total other income	1,721	452	3,515	461
OTHER EXPENSE
Compensation and benefits	10,033	9,488	20,776	19,954
Other operating expenses	6,292	6,071	12,174	11,955
Federal Housing Finance Agency (the FHFA)	831	934	1,761	1,936
Office of Finance	797	745	1,627	1,587
Other	3,219	3,359	5,302	6,139
Total other expense	21,172	20,597	41,640	41,571
INCOME BEFORE ASSESSMENTS	59,310	43,800	120,538	85,390
AHP	5,978	4,418	12,149	8,610
NET INCOME	$53,332	$39,382	$108,389	$76,780

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$53,332	$39,382	$108,389	$76,780
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(13,968)	15,594	(45,590)	42,500
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	7,594	8,650	15,022	17,311
Net unrealized gains (losses) relating to hedging activities	3,599	(1,548)	13,703	2,633
Pension and postretirement benefits	(970)	415	(785)	609
Total other comprehensive (loss) income	(3,745)	23,111	(17,650)	63,053
Comprehensive income	$49,587	$62,493	$90,739	$139,833

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL SIX MONTHS ENDED JUNE 30, 2018 and 2017 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2016	24,113	$2,411,306	$987,711	$229,275	$1,216,986	$(383,514)	$3,244,778
Comprehensive income			61,424	15,356	76,780	63,053	139,833
Proceeds from sale of capital stock	5,238	523,765					523,765
Repurchase of capital stock	(5,178)	(517,754)					(517,754)
Shares reclassified to mandatorily redeemable capital stock	(87)	(8,670)					(8,670)
Cash dividends on capital stock			(48,441)		(48,441)		(48,441)
BALANCE, JUNE 30, 2017	24,086	$2,408,647	$1,000,694	$244,631	$1,245,325	$(320,461)	$3,333,511

BALANCE, DECEMBER 31, 2017	22,837	$2,283,721	$1,041,033	$267,316	$1,308,349	$(326,940)	$3,265,130
Comprehensive income			86,711	21,678	108,389	(17,650)	90,739
Proceeds from sale of capital stock	8,759	875,911					875,911
Repurchase of capital stock	(6,792)	(679,231)					(679,231)
Shares reclassified to mandatorily redeemable capital stock	(3)	(291)					(291)
Cash dividends on capital stock			(59,801)		(59,801)		(59,801)
BALANCE, JUNE 30, 2018	24,801	$2,480,110	$1,067,943	$288,994	$1,356,937	$(344,590)	$3,492,457

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$108,389	$76,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(1,632)	737
Provision for (reduction of) credit losses	6	(176)
Change in net fair-value adjustments on derivatives and hedging activities	68,059	(2,207)
Net other-than-temporary impairment losses on investment securities, credit portion	336	986
Other adjustments	2,395	3,749
Net change in:
Market value of trading securities	2,988	2,266
Accrued interest receivable	(10,123)	(1,349)
Other assets	(2,550)	(2,875)
Accrued interest payable	16,831	3,271
Other liabilities	(1,509)	(4,273)
Total adjustments	74,801	129
Net cash provided by operating activities	183,190	76,909

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(220,623)	(262,731)
Securities purchased under agreements to resell	2,350,000	1,650,000
Federal funds sold	(3,160,000)	(1,760,000)
Premises, software, and equipment	(311)	(1,524)
Loans to other FHLBanks	400,000	—
Trading securities:
Proceeds	762,424	404,995
Purchases	(749,072)	(308,671)
Available-for-sale securities:
Proceeds from long-term	616,956	587,243
Purchases of long-term	—	(617,156)
Held-to-maturity securities:
Proceeds from long-term	180,692	263,081
Advances to members:
Repaid	342,766,341	253,472,443
Originated	(346,562,802)	(252,817,444)
Mortgage loans held for portfolio:
Proceeds	200,748	223,635
Purchases	(279,350)	(339,310)
Proceeds from sale of foreclosed assets	1,949	1,711
Net cash (used in) provided by investing activities	(3,693,048)	496,272

FINANCING ACTIVITIES
Net change in deposits	75,961	(13,239)
Net payments on derivatives with a financing element	—	(3,388)
Net proceeds from issuance of consolidated obligations:

Discount notes	98,706,575	84,129,002
Bonds	6,537,266	5,376,043
Payments for maturing and retiring consolidated obligations:
Discount notes	(95,189,122)	(86,331,088)
Bonds	(6,967,720)	(4,027,290)
Proceeds from issuance of capital stock	875,911	523,765
Payments for repurchase of capital stock	(679,231)	(517,754)
Payments for redemption of mandatorily redeemable capital stock	(4,346)	(3,977)
Cash dividends paid	(59,804)	(48,434)
Net cash provided by (used in) financing activities	3,295,490	(916,360)
Net decrease in cash and due from banks	(214,368)	(343,179)
Cash and due from banks at beginning of the period	261,673	520,031
Cash and due from banks at end of the period	$47,305	$176,852
Supplemental disclosures:
Interest paid	$471,049	$300,048
AHP payments	$10,308	$10,491
Noncash receipt of trading securities	$7,130	$—
Noncash transfers of mortgage loans held for portfolio to other assets	$1,046	$1,230

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Effective January 1, 2018

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employers disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance resulted in the reclassification of $331,000 and $703,000, respectively, of non-service cost components of net benefit cost from compensation and benefits expense to other non-interest expense in the statements of operations for the three and six months ended June 30, 2017.

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

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2019, and while early application is permitted, we do not intend to adopt the new guidance early. Upon adoption of the new guidance, we currently estimate that we will recognize right-of-use assets and lease liabilities for our operating leases of approximately $11.9 million and $12.4 million, respectively, on the statement of condition. We do not anticipate the adoption of this guidance will have a material effect on our results of operations or cash flows.

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

Note 3 — Trading Securities

Table 3.1 - Trading Securities by Major Security Type (dollars in thousands)

	June 30, 2018	December 31, 2017
Corporate bonds	$6,938	$—

Mortgage backed securities (MBS)
U.S. government-guaranteed – single-family	6,039	6,807
Government-sponsored enterprise (GSE)s – single-family	224	346
GSEs – multifamily	169,098	184,357
	175,361	191,510
Total	$182,299	$191,510

Net unrealized losses on trading securities for the six months ended June 30, 2018 and 2017, amounted to $3.0 million and $2.3 million, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	June 30, 2018
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$42,700	$—	$(5,100)	$37,600
Supranational institutions	417,212	—	(16,132)	401,080
U.S. government-owned corporations	294,517	—	(16,900)	277,617
GSEs	121,229	—	(4,972)	116,257
	875,658	—	(43,104)	832,554
MBS
U.S. government guaranteed – single-family	91,109	60	(3,773)	87,396
U.S. government guaranteed – multifamily	394,372	—	(7,178)	387,194
GSEs – single-family	4,130,594	1,093	(116,517)	4,015,170
GSEs – multifamily	1,291,939	1,498	—	1,293,437
	5,908,014	2,651	(127,468)	5,783,197
Total	$6,783,672	$2,651	$(170,572)	$6,615,751
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

Table 4.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position by Major Security Type (dollars in thousands)

	June 30, 2018
	Length of Continuous Unrealized Loss Less than 12 Months		Length of Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$22,101	$(3,649)	$15,499	$(1,451)	$37,600	$(5,100)
Supranational institutions	—	—	401,080	(16,132)	401,080	(16,132)
U.S. government-owned corporations	—	—	277,617	(16,900)	277,617	(16,900)
GSEs	—	—	116,257	(4,972)	116,257	(4,972)
	22,101	(3,649)	810,453	(39,455)	832,554	(43,104)

MBS
U.S. government guaranteed – single-family	—	—	65,901	(3,773)	65,901	(3,773)
U.S. government guaranteed – multifamily	—	—	387,194	(7,178)	387,194	(7,178)
GSEs – single-family	1,504,327	(32,302)	2,385,835	(84,215)	3,890,162	(116,517)
	1,504,327	(32,302)	2,838,930	(95,166)	4,343,257	(127,468)
Total temporarily impaired	$1,526,428	$(35,951)	$3,649,383	$(134,621)	$5,175,811	$(170,572)

	December 31, 2017
	Length of Continuous Unrealized Loss Less than 12 Months		Length of Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$29,345	$(4,005)	$8,338	$(1,012)	$37,683	$(5,017)
Supranational institutions	—	—	418,285	(20,382)	418,285	(20,382)
U.S. government-owned corporations	—	—	292,077	(21,908)	292,077	(21,908)
GSEs	—	—	121,343	(7,401)	121,343	(7,401)
	29,345	(4,005)	840,043	(50,703)	869,388	(54,708)
MBS
U.S. government guaranteed – single-family	—	—	70,877	(2,998)	70,877	(2,998)
U.S. government guaranteed – multifamily	64,219	(571)	379,154	(4,031)	443,373	(4,602)
GSEs – single-family	1,853,323	(12,661)	2,540,006	(50,874)	4,393,329	(63,535)
	1,917,542	(13,232)	2,990,037	(57,903)	4,907,579	(71,135)
Total temporarily impaired	$1,946,887	$(17,237)	$3,830,080	$(108,606)	$5,776,967	$(125,843)

Table 4.3 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	June 30, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	42,700	37,600	42,700	37,683
Due after five years through 10 years	417,211	401,080	438,667	418,285
Due after 10 years	415,747	393,874	442,729	413,420
	875,658	832,554	924,096	869,388
MBS (1)	5,908,014	5,783,197	6,522,971	6,455,348
Total	$6,783,672	$6,615,751	$7,447,067	$7,324,736
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	June 30, 2018
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$562	$—	$562	$3	$—	$565
HFA securities	142,080	—	142,080	14	(4,881)	137,213
	142,642	—	142,642	17	(4,881)	137,778
MBS
U.S. government guaranteed – single-family	9,102	—	9,102	176	—	9,278
GSEs – single-family	484,515	—	484,515	8,373	(1,517)	491,371
GSEs – multifamily	212,607	—	212,607	2,483	—	215,090
Private-label – residential	749,882	(143,175)	606,707	267,418	(2,194)	871,931
Asset-backed securities (ABS) backed by home equity loans	7,235	(20)	7,215	25	(218)	7,022
	1,463,341	(143,195)	1,320,146	278,475	(3,929)	1,594,692
Total	$1,605,983	$(143,195)	$1,462,788	$278,492	$(8,810)	$1,732,470

	December 31, 2017
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$1,042	$—	$1,042	$10	$—	$1,052
HFA securities	146,410	—	146,410	26	(14,372)	132,064
	147,452	—	147,452	36	(14,372)	133,116
MBS
U.S. government guaranteed – single-family	10,097	—	10,097	190	—	10,287
U.S. government guaranteed – multifamily	280	—	280	—	—	280
GSEs – single-family	568,948	—	568,948	10,410	(310)	579,048
GSEs – multifamily	214,641	—	214,641	6,451	—	221,092
Private-label – residential	835,070	(158,194)	676,876	278,217	(3,195)	951,898
ABS backed by home equity loans	7,851	(23)	7,828	27	(349)	7,506
	1,636,887	(158,217)	1,478,670	295,295	(3,854)	1,770,111
Total	$1,784,339	$(158,217)	$1,626,122	$295,331	$(18,226)	$1,903,227

Table 5.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position by Major Security Type (dollars in thousands)

	June 30, 2018
	Length of Continuous Unrealized Loss Less than 12 Months		Length of Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$126,364	$(4,881)	$126,364	$(4,881)

MBS
GSEs – single-family	115,495	(1,165)	24,811	(352)	140,306	(1,517)
Private-label – residential	—	—	133,627	(3,469)	133,627	(3,469)
ABS backed by home equity loans	—	—	6,888	(218)	6,888	(218)
	115,495	(1,165)	165,326	(4,039)	280,821	(5,204)
Total	$115,495	$(1,165)	$291,690	$(8,920)	$407,185	$(10,085)

	December 31, 2017
	Length of Continuous Unrealized Loss Less than 12 Months		Length of Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$121,203	$(14,372)	$121,203	$(14,372)

MBS
GSEs – single-family	44,759	(52)	28,771	(258)	73,530	(310)
Private-label – residential	—	—	158,963	(5,558)	158,963	(5,558)
ABS backed by home equity loans	—	—	7,371	(350)	7,371	(350)
	44,759	(52)	195,105	(6,166)	239,864	(6,218)
Total	$44,759	$(52)	$316,308	$(20,538)	$361,067	$(20,590)

Table 5.3 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	June 30, 2018			December 31, 2017
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$562	$562	$565	$264	$264	$267
Due after one year through five years	10,835	10,835	10,849	11,613	11,613	11,645
Due after five years through 10 years	17,565	17,565	17,505	18,245	18,245	18,226
Due after 10 years	113,680	113,680	108,859	117,330	117,330	102,978
	142,642	142,642	137,778	147,452	147,452	133,116
MBS (2)	1,463,341	1,320,146	1,594,692	1,636,887	1,478,670	1,770,111
Total	$1,605,983	$1,462,788	$1,732,470	$1,784,339	$1,626,122	$1,903,227
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at June 30, 2018. At June 30, 2018, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. For those securities for which a credit loss was recognized during the six months ended June 30, 2018, Table 6.1 presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS.

Table 6.1 - Significant Inputs and Current Credit Enhancement for Securities with a Current Period Credit Loss (dollars in thousands)

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$26,154	10.6%	28.2%	35.4%	5.9%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

Table 6.2 - Total MBS Other-than-Temporarily Impaired During the Life of the Security (dollars in thousands)

	June 30, 2018
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$27,647	$23,655	$18,616	$26,220
Private-label residential MBS – Alt-A	868,078	625,602	487,466	747,088
ABS backed by home equity loans – Subprime	166	155	135	161
Total other-than-temporarily impaired securities	$895,891	$649,412	$506,217	$773,469

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

Table 6.3 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$445,286	$482,221	$452,523	$490,404
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	257	568	336	986
Reductions:
Securities matured during the period(2)	—	(5,565)	—	(5,565)
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income	(8,228)	(8,518)	(15,544)	(17,119)
Balance at end of period	$437,315	$468,706	$437,315	$468,706
_______________________

(1)
For the three months ended June 30, 2018 and 2017, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to April 1, 2018 and 2017. For the six months ended June 30, 2018 and 2017, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2018 and 2017.

(2)	Represents reductions related to securities having reached final maturity during the period and, therefore, are no longer held by us at the end of the period.

Note 7 — Advances

General Terms. At both June 30, 2018, and December 31, 2017, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent.

Table 7.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	June 30, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$208	2.36%	$5,698	1.70%
Due in one year or less	22,743,300	2.04	21,501,397	1.56
Due after one year through two years	10,031,345	2.09	7,462,785	1.65
Due after two years through three years	2,431,767	2.10	2,709,951	1.85
Due after three years through four years	2,049,004	2.33	2,084,105	2.03
Due after four years through five years	2,845,319	1.92	2,071,989	1.56
Thereafter	1,342,684	2.76	1,811,241	2.23
Total par value	41,443,627	2.08%	37,647,166	1.66%
Premiums	15,633		17,931
Discounts	(35,832)		(32,757)
Fair value of bifurcated derivatives (1)	(726)		(1,591)
Hedging adjustments	(111,222)		(64,782)
Total	$41,311,480		$37,565,967

_________________________

(1)	At June 30, 2018, and December 31, 2017, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

Table 7.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (1) (dollars in thousands)

	June 30, 2018	December 31, 2017
Overdrawn demand-deposit accounts	$208	$5,698
Due in one year or less	29,932,175	25,842,572
Due after one year through two years	4,031,345	3,722,785
Due after two years through three years	2,271,767	2,709,951
Due after three years through four years	2,037,304	1,924,105
Due after four years through five years	1,882,119	1,684,789
Thereafter	1,288,709	1,757,266
Total par value	$41,443,627	$37,647,166
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

Table 7.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

Year of Contractual Maturity or Next Put Date, Par Value	June 30, 2018	December 31, 2017
Overdrawn demand-deposit accounts	$208	$5,698
Due in one year or less	23,987,500	22,828,547
Due after one year through two years	10,419,645	7,921,035
Due after two years through three years	2,491,767	2,686,951
Due after three years through four years	1,871,604	1,984,705
Due after four years through five years	1,688,719	1,216,989
Thereafter	984,184	1,003,241
Total par value	$41,443,627	$37,647,166

Table 7.4 - Advances by Current Interest Rate Terms (dollars in thousands)

Par value of advances	June 30, 2018	December 31, 2017
Fixed-rate	$33,095,244	$31,658,293
Variable-rate	8,348,383	5,988,873
Total par value	$41,443,627	$37,647,166

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At June 30, 2018, and December 31, 2017, we had $14.2 billion and $12.1 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to six borrowers at both June 30, 2018, and December 31, 2017, representing 34.3 percent and 32.3 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Note 8 — Mortgage Loans Held for Portfolio

We invest in mortgage loans through the Mortgage Partnership Finance® program (MPF® program). These mortgage loans are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced, directly or indirectly, by the related entity that sold the loan (a participating financial institution), as is the case with conventional mortgage loans. All such investments are held for portfolio.

Table 8.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	June 30, 2018	December 31, 2017
Real estate
Fixed-rate 15-year single-family mortgages	$428,546	$466,952
Fixed-rate 20- and 30-year single-family mortgages	3,580,454	3,466,752
Premiums	68,264	70,074
Discounts	(1,693)	(1,541)
Deferred derivative gains, net	2,343	3,000
Total mortgage loans held for portfolio	4,077,914	4,005,237
Less: allowance for credit losses	(500)	(500)
Total mortgage loans, net of allowance for credit losses	$4,077,414	$4,004,737

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	June 30, 2018	December 31, 2017
Conventional mortgage loans	$3,660,692	$3,568,473
Government mortgage loans	348,308	365,231
Total par value	$4,009,000	$3,933,704

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

At June 30, 2018, and December 31, 2017, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the six months ended June 30, 2018, and 2017.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at June 30, 2018, and December 31, 2017. At June 30, 2018, and December 31, 2017, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 17 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2018, and December 31, 2017. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. Table 9.1 sets forth certain key credit quality indicators for our investments in mortgage loans at June 30, 2018, and December 31, 2017 (dollars in thousands):

Table 9.1 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2018
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$16,725	$11,466	$28,191
Past due 60-89 days delinquent	5,423	2,147	7,570
Past due 90 days or more delinquent	11,429	5,397	16,826
Total past due	33,577	19,010	52,587
Total current loans	3,707,605	338,544	4,046,149
Total mortgage loans	$3,741,182	$357,554	$4,098,736
Other delinquency statistics
In process of foreclosure, included above (1)	$4,632	$2,590	$7,222
Serious delinquency rate (2)	0.33%	1.51%	0.43%
Past due 90 days or more still accruing interest	$—	$5,397	$5,397
Loans on nonaccrual status (3)	$11,928	$—	$11,928
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans.

Table 9.2 - Individually Evaluated Impaired Conventional Mortgage Loans (dollars in thousands)

	June 30, 2018		December 31, 2017
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$15,653	$15,620	$17,668	$17,630

Table 9.3 - Average Recorded Investment of Individually Evaluated Impaired Mortgage Loans and Related Interest Income (dollars in thousands)

	For the Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$15,485	$106	$19,367	$107

Table 9.3 - Average Recorded Investment of Individually Evaluated Impaired Mortgage Loans and Related Interest Income (dollars in thousands)

	For the Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$16,006	$218	$20,324	$223

Credit Enhancements.

For information on our credit enhancements held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. Table 9.4 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2018 and 2017, as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2018 and 2017. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 9.4 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Allowance for credit losses
Balance, beginning of period	$500	$625	$500	$650
Charge-offs, net of recoveries	3	—	(6)	26
(Reduction of) provision for credit losses	(3)	(125)	6	(176)
Balance, end of period	$500	$500	$500	$500
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$500	$500	$500	$500
Recorded investment, end of period (1)
Individually evaluated for impairment	$15,653	$18,709	$15,653	$18,709
Collectively evaluated for impairment	$3,725,529	$3,417,025	$3,725,529	$3,417,025
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Note 10 — Derivatives and Hedging Activities

Table 10.1 - Fair Value of Derivative Instruments (dollars in thousands)

	June 30, 2018			December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$12,830,664	$16,499	$(315,571)	$14,118,994	$52,557	$(332,830)
Forward-start interest-rate swaps	376,200	—	(185)	481,200	—	(9,807)
Total derivatives designated as hedging instruments	13,206,864	16,499	(315,756)	14,600,194	52,557	(342,637)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,367,200	3,421	(2,207)	1,166,900	3,512	(4,688)
Mortgage-delivery commitments (1)	72,602	166	(26)	42,918	169	(27)
Total derivatives not designated as hedging instruments	1,439,802	3,587	(2,233)	1,209,818	3,681	(4,715)
Total notional amount of derivatives	$14,646,666			$15,810,012
Total derivatives before netting and collateral adjustments		20,086	(317,989)		56,238	(347,352)
Netting adjustments and cash collateral, including related accrued interest (2)		6,185	63,827		(21,452)	46,902
Derivative assets and derivative liabilities		$26,271	$(254,162)		$34,786	$(300,450)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $71.5 million and $25.8 million at June 30, 2018, and December 31, 2017, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $1.4 million and $350,000 at June 30, 2018, and December 31, 2017.

Table 10.2 - Net Gains and Losses on Derivatives and Hedging Activities Recorded in Other Income (Loss) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives designated as hedging instruments
Interest-rate swaps	$475	$(752)	$1,583	$(1,411)
Forward-start interest-rate swaps	85	97	161	231
Total net gains (losses) related to derivatives designated as hedging instruments	560	(655)	1,744	(1,180)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	98	(375)	722	(222)
Mortgage-delivery commitments	51	507	(467)	864
Total net gains related to derivatives not designated as hedging instruments	149	132	255	642

Other(1)	(251)	105	(401)	156

Net gains (losses) on derivatives and hedging activities	$458	$(418)	$1,598	$(382)
______________
(1) Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Table 10.3 - Effect of Fair Value Hedge Relationships (dollars in thousands)

	For the Three Months Ended June 30, 2018
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$4,971	$(2,665)	$2,306	$14,537
Investments	14,745	(14,015)	730	(6,464)
COs – bonds	(6,331)	3,770	(2,561)	(8,513)
Total	$13,385	$(12,910)	$475	$(440)

	For the Three Months Ended June 30, 2017
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(11,327)	$10,554	$(773)	$(8,283)
Investments	(6,863)	7,264	401	(8,099)
COs – bonds	17,719	(18,099)	(380)	2,082
Total	$(471)	$(281)	$(752)	$(14,300)

______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

	For the Six Months Ended June 30, 2018
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$48,768	$(46,440)	$2,328	$20,232
Investments	49,591	(48,438)	1,153	(13,775)
COs – bonds	(48,102)	46,204	(1,898)	(11,530)
Total	$50,257	$(48,674)	$1,583	$(5,073)

	For the Six Months Ended June 30, 2017
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$9,768	$(9,899)	$(131)	$(21,688)
Investments	3,405	(2,544)	861	(16,440)
COs – bonds	17,795	(19,936)	(2,141)	6,723
Total	$30,968	$(32,379)	$(1,411)	$(31,405)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

Table 10.4 - Effect of Cash Flow Hedge Relationships (dollars in thousands)

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Gains (Losses) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Gains Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Forward-start Interest-rate swaps - CO bonds
For the Three Months Ended June 30, 2018	$2,582	Interest expense	$(1,014)	$85
For the Three Months Ended June 30, 2017	(4,943)	Interest expense	(3,392)	97

For the Six Months Ended June 30, 2018	11,748	Interest expense	(1,948)	161
For the Six Months Ended June 30, 2017	(5,081)	Interest expense	(7,707)	231

For the six months ended June 30, 2018 and 2017, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2018, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is three years.

As of June 30, 2018, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $3.1 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a DCO, our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2018, was $299.9 million for which we had delivered collateral with a post-haircut value of $279.1 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 10.5 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2018.

Table 10.5 - Post Haircut Value of Incremental Collateral to be Delivered as of June 30, 2018 (dollars in thousands)

Ratings Downgrade (1)		Incremental
From	To	Collateral
AA+	AA or AA-	$1,635
AA-	A+, A or A-	13,868
A-	below A-	15,919
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs for all cleared derivative transactions, CME Inc. and LCH Ltd. Based upon certain amendments, effective January 3, 2017, made by CME Inc. to its rulebook, we began to characterize variation margin payments related to CME Inc. contracts as daily settlement payments, rather than collateral. However, throughout 2017, we continued to characterize our variation margin related to LCH Ltd. contracts as cash collateral. We began to characterize variation margin payments related to LCH Ltd. contracts as daily settlement payments, rather than cash collateral, based upon a change effective January 16, 2018, to LCH Ltd.’s rulebook. At both DCOs, initial margin has been, and continues to be, considered cash collateral. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at June 30, 2018.

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

Table 10.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of June 30, 2018, and December 31, 2017, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 10.6 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	June 30, 2018
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Received or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$19,599	$(18,580)	$166	$1,185	$—	$—	$1,185
Cleared	321	24,765		25,086	—	—	25,086
Total				$26,271			$26,271

Derivative Liabilities
Uncleared	$(317,395)	$63,259	$(26)	$(254,162)	$10,562	$233,000	$(10,600)
Cleared	(568)	568		—	—	—	—
Total				$(254,162)			$(10,600)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At June 30, 2018, we had additional net credit exposure of $9,000 due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Note 11 — Deposits

We offer demand, overnight and term deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 11.1 - Deposits (dollars in thousands)

	June 30, 2018	December 31, 2017
Interest-bearing
Demand and overnight	$518,830	$447,700
Term	800	—
Other	3,148	3,222
Noninterest-bearing
Other	29,162	26,147
Total deposits	$551,940	$477,069

The aggregate amount of time deposits with a denomination of $100,000 or more was $800,000 as of June 30, 2018.

Note 12 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 12.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	June 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$10,794,785	1.71%	$12,186,510	1.35%
Due after one year through two years	6,360,150	2.08	5,288,470	1.63
Due after two years through three years	3,438,975	2.00	3,128,240	1.81
Due after three years through four years	2,150,250	1.88	2,759,460	1.74
Due after four years through five years	1,740,055	2.17	1,572,775	2.00
Thereafter	3,391,580	2.95	3,389,695	2.76
Total par value	27,875,795	2.02%	28,325,150	1.70%
Premiums	96,075		90,836
Discounts	(16,013)		(15,685)
Hedging adjustments	(101,882)		(55,678)
	$27,853,975		$28,344,623
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Table 12.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	June 30, 2018	December 31, 2017
Noncallable and nonputable	$23,448,795	$23,931,150
Callable	4,427,000	4,394,000
Total par value	$27,875,795	$28,325,150

Table 12.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2018	December 31, 2017
Due in one year or less	$14,209,785	$15,309,510
Due after one year through two years	6,462,150	5,580,470
Due after two years through three years	3,010,975	3,020,240
Due after three years through four years	1,208,250	1,542,460
Due after four years through five years	1,365,055	1,107,775
Thereafter	1,619,580	1,764,695
Total par value	$27,875,795	$28,325,150

Table 12.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	June 30, 2018	December 31, 2017
Fixed-rate	$21,336,795	$21,416,150
Simple variable-rate	4,897,000	5,432,000
Step-up	1,642,000	1,477,000
Total par value	$27,875,795	$28,325,150

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:
Table 12.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2018	$31,259,182	$31,316,771	1.88%
December 31, 2017	$27,720,906	$27,752,860	1.25%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

Table 13.1 - AHP Liability (dollars in thousands)

	June 30, 2018	December 31, 2017
Balance at beginning of year	$81,600	$81,627
AHP expense for the period	12,149	21,307
AHP direct grant disbursements	(10,308)	(18,628)
AHP subsidy for AHP advance disbursements	(3,158)	(2,782)
Return of previously disbursed grants and subsidies	27	76
Balance at end of period	$80,310	$81,600

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

The FHFA may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

Table 14.1 demonstrates our compliance with our regulatory capital requirements at June 30, 2018, and December 31, 2017.

Table 14.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	June 30, 2018	December 31, 2017

Permanent capital
Class B capital stock	$2,480,110	$2,283,721
Mandatorily redeemable capital stock	31,868	35,923
Retained earnings	1,356,937	1,308,349
Total permanent capital	$3,868,915	$3,627,993
Risk-based capital requirement
Credit-risk capital	$334,804	$328,557
Market-risk capital	232,619	170,102
Operations-risk capital	170,227	149,598
Total risk-based capital requirement	$737,650	$648,257
Permanent capital in excess of risk-based capital requirement	$3,131,265	$2,979,736

	June 30, 2018		December 31, 2017
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$737,650	$3,868,915	$648,257	$3,627,993
Total regulatory capital	$2,547,043	$3,868,915	$2,414,478	$3,627,993
Total capital-to-asset ratio	4.0%	6.1%	4.0%	6.0%

Leverage Ratio
Leverage capital	$3,183,804	$5,803,373	$3,018,097	$5,441,990
Leverage capital-to-assets ratio	5.0%	9.1%	5.0%	9.0%

Note 15 — Accumulated Other Comprehensive Loss

Table 15.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2017	$(109,903)	$(183,718)	$(44,006)	$(5,945)	$(343,572)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	15,594	—	(4,943)	—	10,651
Accretion of noncredit loss	—	8,119	—	—	8,119
Net actuarial gain	—	—	—	224	224
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	531	—	—	531
Amortization - hedging activities (2)	—	—	3,395	—	3,395
Amortization - pension and postretirement benefits (3)	—	—	—	191	191
Other comprehensive income (loss)	15,594	8,650	(1,548)	415	23,111
Balance, June 30, 2017	$(94,309)	$(175,068)	$(45,554)	$(5,530)	$(320,461)

Balance, March 31, 2018	$(153,953)	$(150,790)	$(30,332)	$(5,770)	$(340,845)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(13,968)	—	2,582	—	(11,386)
Accretion of noncredit loss	—	7,462	—	—	7,462
Net actuarial loss	—	—	—	(1,460)	(1,460)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	132	—	—	132
Amortization - hedging activities (4)	—	—	1,017	—	1,017
Amortization - pension and postretirement benefits (3)	—	—	—	490	490
Other comprehensive (loss) income	(13,968)	7,594	3,599	(970)	(3,745)
Balance, June 30, 2018	$(167,921)	$(143,196)	$(26,733)	$(6,740)	$(344,590)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $3.4 million recorded in CO bond interest expense and $4,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other non-interest expenses in the statement of operations.

(4)	Amortization of hedging activities includes $1.0 million recorded in CO bond interest expense and $3,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

Table 15.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(136,809)	$(192,379)	$(48,187)	$(6,139)	$(383,514)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	42,500	—	(5,081)	—	37,419
Accretion of noncredit loss	—	16,415	—	—	16,415
Net actuarial gain	—	—	—	224	224
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	896	—	—	896
Amortization - hedging activities (2)	—	—	7,714	—	7,714
Amortization - pension and postretirement benefits (3)	—	—	—	385	385
Other comprehensive income	42,500	17,311	2,633	609	63,053
Balance, June 30, 2017	$(94,309)	$(175,068)	$(45,554)	$(5,530)	$(320,461)

Balance, December 31, 2017	$(122,331)	$(158,218)	$(40,436)	$(5,955)	$(326,940)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(45,590)	—	11,748	—	(33,842)
Accretion of noncredit loss	—	14,818	—	—	14,818
Net actuarial loss	—	—	—	(1,460)	(1,460)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	204	—	—	204
Amortization - hedging activities (4)	—	—	1,955	—	1,955
Amortization - pension and postretirement benefits (3)	—	—	—	675	675
Other comprehensive (loss) income	(45,590)	15,022	13,703	(785)	(17,650)
Balance, June 30, 2018	$(167,921)	$(143,196)	$(26,733)	$(6,740)	$(344,590)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $7.7 million recorded in CO bond interest expense and $7,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other non-interest expenses in the statement of operations.

(4)	Amortization of hedging activities includes $1.9 million recorded in CO bond interest expense and $7,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

Note 16 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2017 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six months ended June 30, 2018.

Table 16.1 - Fair Value Summary (dollars in thousands)

	June 30, 2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$47,305	$47,305	$47,305	$—	$—	$—
Interest-bearing deposits	175,261	175,261	175,261	—	—	—
Securities purchased under agreements to resell	2,999,000	2,998,979	—	2,998,979	—	—
Federal funds sold	6,610,000	6,609,990	—	6,609,990	—	—
Trading securities(1)	182,299	182,299	—	182,299	—	—
Available-for-sale securities(1)	6,615,751	6,615,751	—	6,578,151	37,600	—
Held-to-maturity securities	1,462,788	1,732,470	—	716,304	1,016,166	—
Advances	41,311,480	41,283,298	—	41,283,298	—	—
Mortgage loans, net	4,077,414	3,991,249	—	3,970,341	20,908	—
Accrued interest receivable	104,223	104,223	—	104,223	—	—
Derivative assets(1)	26,271	26,271	—	20,086	—	6,185
Other assets (1)	25,554	25,554	10,575	14,979	—	—
Liabilities:
Deposits	(551,940)	(551,907)	—	(551,907)	—	—
COs:
Bonds	(27,853,975)	(27,691,146)	—	(27,691,146)	—	—
Discount notes	(31,259,182)	(31,258,794)	—	(31,258,794)	—	—
Mandatorily redeemable capital stock	(31,868)	(31,868)	(31,868)	—	—	—
Accrued interest payable	(107,455)	(107,455)	—	(107,455)	—	—
Derivative liabilities(1)	(254,162)	(254,162)	—	(317,989)	—	63,827
Other:
Commitments to extend credit for advances	—	(5,037)	—	(5,037)	—	—
Standby letters of credit	(1,155)	(1,155)	—	(1,155)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

Fair Value Measured on a Recurring Basis.

Table 16.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)

	June 30, 2018
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Trading securities:
Corporate bonds	$—	$6,938	$—	$—	$6,938
U.S. government-guaranteed – single-family MBS	—	6,039	—	—	6,039
GSEs – single-family MBS	—	224	—	—	224
GSEs – multifamily MBS	—	169,098	—	—	169,098
Total trading securities	—	182,299	—	—	182,299
Available-for-sale securities:
State or local HFA securities	—	—	37,600	—	37,600
Supranational institutions	—	401,080	—	—	401,080
U.S. government-owned corporations	—	277,617	—	—	277,617
GSEs	—	116,257	—	—	116,257
U.S. government guaranteed – single-family MBS	—	87,396	—	—	87,396
U.S. government guaranteed – multifamily MBS	—	387,194	—	—	387,194
GSEs – single-family MBS	—	4,015,170	—	—	4,015,170
GSEs – multifamily	—	1,293,437	—	—	1,293,437
Total available-for-sale securities	—	6,578,151	37,600	—	6,615,751
Derivative assets:
Interest-rate-exchange agreements	—	19,920	—	6,185	26,105
Mortgage delivery commitments	—	166	—	—	166
Total derivative assets	—	20,086	—	6,185	26,271
Other assets	10,575	14,979	—	—	25,554
Total assets at fair value	$10,575	$6,795,515	$37,600	$6,185	$6,849,875
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(317,963)	$—	$63,827	$(254,136)
Mortgage delivery commitments	—	(26)	—	—	(26)
Total liabilities at fair value	$—	$(317,989)	$—	$63,827	$(254,162)
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

Table 16.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2018 and 2017.

Table 16.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$37,495	$8,184	$37,683	$8,146
Purchases	—	7,600	—	7,600
Unrealized gains (losses) included in other comprehensive income	105	(370)	(83)	(332)
Balance at end of period	$37,600	$15,414	$37,600	$15,414

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

Table 16.4 - Fair Value of Assets Measured at Fair Value on a Nonrecurring Basis (1) (dollars in thousands)

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$2,324	$2,324
Mortgage loans held for portfolio	—	—	917	917
REO	—	—	361	361

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$3,602	$3,602

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,970	$1,970
Mortgage loans held for portfolio	—	—	4,608	4,608
REO	—	—	784	784

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$7,362	$7,362

_______________________

(1)	The fair values presented are as of the date the fair value adjustment was recorded during the six months ended June 30, 2018, and year ended December 31, 2017.

Note 17 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2018, and through the filing of this report, we believe there is only a remote likelihood that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2018, and December 31, 2017. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.0 trillion and $978.2 billion at June 30, 2018, and December 31, 2017, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 17.1 - Off-Balance Sheet Commitments (dollars in thousands)

	June 30, 2018			December 31, 2017
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$5,757,997	$240,705	$5,998,702	$5,034,725	$223,167	$5,257,892
Commitments for unused lines of credit - advances (2)	1,220,532	—	1,220,532	1,216,592	—	1,216,592
Commitments to make additional advances	136,630	45,763	182,393	18,851	63,488	82,339
Commitments to invest in mortgage loans	72,602	—	72,602	42,918	—	42,918
Unsettled CO bonds, at par	12,500	—	12,500	52,550	—	52,550
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At June 30, 2018, and December 31, 2017, these amounts totaled $28.2 million and $1.4 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $543,000 at December 31, 2017.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as security for deposits from federal, state, and municipal government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, however, standby letters of credit usually expire without being drawn upon. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.2 million and $1.1 million, respectively, at June 30, 2018, and December 31, 2017.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We have pledged securities as collateral related to derivatives. See Note 10 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features.

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
Table 18.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2018
Citizens Bank, N.A.	$273,340	10.9%	$6,008,331	14.5%	$2,015	3.8%

As of December 31, 2017
Citizens Bank, N.A.	$227,287	9.8%	$4,858,592	12.9%	$2,558	6.0%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three and six months ended June 30, 2018, and 2017, as follows (dollars in thousands):
Table 18.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Citizens Bank, N.A.	2018	2017	2018	2017
Interest income on advances	$29,192	$18,541	$56,084	$32,652
Fees on letters of credit	984	701	2,081	1,446

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

Table 18.3 presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition:

Table 18.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2018	$112,149	4.5%	$2,031,213	4.9%	$2,955	5.6%
As of December 31, 2017	114,498	4.9	2,133,374	5.7	2,466	5.8

Note 19 — Subsequent Events

On July 20, 2018, the board of directors declared a cash dividend at an annualized rate of 5.87 percent based on capital stock balances outstanding during the second quarter of 2018. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $35.6 million and was paid on August 2, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2017 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report along with the risks set forth below. We caution that, by their nature, forward-looking statements involve risks or uncertainties, and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•
the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in the general economy, including changes resulting from changes in U.S. fiscal policy or ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments; the condition of the capital markets on our COs;

•
issues and events across the FHLBank System and in the political arena that may lead to executive branch, legislative, regulatory, judicial, or other developments impacting the scope of our business, investor demand for COs, our financial obligations with respect to COs, our ability to access the capital markets, our members, our counterparties, the manner in which we operate, or the organization and structure of the FHLBank System;

•	our ability to declare and pay dividends consistent with past practices as well as any plans to repurchase excess capital stock;

•	competitive forces including, without limitation, other sources of funding available to our members and other entities borrowing funds in the capital markets;

•	changes in the value and liquidity of collateral we hold as security for obligations of our members and counterparties;

•	the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;

•
changes in the fair value and economic value of, impairments of, and risks associated with the Bank’s investments in mortgage loans and MBS or other assets and the related credit enhancement protections;

•
membership conditions and changes, including changes resulting from member failures, mergers or changing financial health, changes due to member eligibility, changes in the principal place of business of members, or the addition of new members;

•
the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, cyberattacks and other business interruptions; and

•	our ability to attract and retain skilled employees.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2017 Annual Report.

EXECUTIVE SUMMARY

For the three months ended June 30, 2018, net income increased to $53.3 million, from $39.4 million for the three months ended June 30, 2017, largely the result of an increase of $14.8 million in net interest income after provision for credit losses. Our return on average equity was 6.30 percent for the three months ended June 30, 2018, compared with 4.74 percent for the three months ended June 30, 2017, an increase of 156 basis points. The increase in return on average equity was largely a result of the aforementioned increase in net interest income after provision for credit losses. Our financial condition continued to strengthen with retained earnings growing to $1.4 billion at June 30, 2018, a surplus of $656.9 million over our minimum retained earnings target, and our regulatory capital ratio stood at 6.1 percent. We continue to satisfy all regulatory capital requirements as of June 30, 2018. On July 20, 2018, our board of directors declared a cash dividend that was equivalent to an annual yield of 5.87 percent, the approximate daily average three-month London Interbank Offered Rate (LIBOR) yield for the second quarter of 2018 plus 350 basis points.

Net Interest Margin

For the three months ended June 30, 2018, net interest margin was 0.51 percent, an increase of eight basis points from the three months ended June 30, 2017. The improvement of net interest margin benefited from improvement in net interest spread and an increase in interest rates, as the economy continued to strengthen as discussed under — Economic Conditions — Interest-Rate Environment. Net interest margin also benefited from a $2.5 billion increase in average earning assets.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $41.3 billion at June 30, 2018, compared to $37.6 billion at December 31, 2017. The increase in advances was primarily in variable-rate advances and short-term fixed-rate advances. The daily average balance of advances for the quarter ending June 30, 2018 was $39.6 billion, compared to $38.5 billion for the quarter ending June 30, 2017.

Accretable yields from investments in private-label MBS

For the three months ended June 30, 2018 and 2017, we recognized $8.2 million and $8.5 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2017 Annual Report.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $757.1 million at June 30, 2018. Other-than-temporary impairment credit losses were $257,000 for the three months ended June 30, 2018.

Regulatory Developments

The FHFA and other regulators with authority over us or our way of doing business have proposed regulations during the quarter as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment

The labor market continued to strengthen in the second quarter of 2018. The national unemployment rate decreased slightly from 4.1 percent in March 2018 to 4.0 percent in June 2018. Jobs gains were strong and averaged a net gain of 211,000 jobs per month during the second quarter. The New England region also continued to see improvements in the labor market. The May 2018 unemployment rate for the six New England states as a whole was 3.6 percent, a 0.3 percent decrease from May 2017. As of May 2018, year-over-year job gains, while positive in all six New England states, were the strongest in New Hampshire and Massachusetts and weakest in Connecticut and Vermont.

Interest-Rate Environment

On June 13, 2018, the Federal Open Market Committee (FOMC) announced an increase of the target range for the federal funds rate by 25 basis points to 1.75 percent to 2 percent. The FOMC stated that it expects the economy to expand at a moderate pace and labor market conditions to remain strong. Projections by FOMC participants in June 2018 suggest a further increase in the target range for the federal funds rate of approximately 50 basis points by the end of 2018. On August 1, 2018, the FOMC announced that it would maintain the target range for the federal funds rate at 1.75 percent to 2 percent, noting that economic activity has continued to rise at a strong rate.

Long-term interest rates have risen slightly since the beginning of 2018, reaching multi-year highs on expectations that the continuing economic expansion may result in stronger inflation. Increases in long-term interest rates, especially the increase in mortgage rates, led to higher income from MBS as actual and projected mortgage prepayment speeds slowed down, resulting in lower amortization of purchase premiums. At the same time, short-term interest rates, the 3-month LIBOR rate in particular, increased by a larger magnitude than long-term rates, resulting in a flattening yield curve. Higher short-term interest rates enabled the Bank to earn higher income from investing the Bank’s capital in short-term, money market investments.

Table 1 - Key Interest Rates

	Three Month Average		Six Month Average		Ending Rate
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	December 31, 2017
Federal funds effective rate	1.74%	0.95%	1.59%	0.83%	1.91%	1.33%
3-month LIBOR	2.34%	1.21%	2.13%	1.14%	2.34%	1.69%
3-month U.S. Treasury yield	1.85%	0.90%	1.71%	0.75%	1.91%	1.38%
2-year U.S. Treasury yield	2.47%	1.29%	2.31%	1.26%	2.53%	1.88%
5-year U.S. Treasury yield	2.76%	1.80%	2.65%	1.87%	2.74%	2.21%
10-year U.S. Treasury yield	2.92%	2.26%	2.84%	2.35%	2.86%	2.41%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2017, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data (dollars in thousands)

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Statement of Condition at period end
Total assets	$63,676,080	$60,958,111	$60,361,946	$60,975,455	$60,754,247
Investments(1)	18,045,099	18,730,532	17,941,614	19,340,597	18,142,252
Advances	41,311,480	37,987,775	37,565,967	37,467,404	38,427,616
Mortgage loans held for portfolio, net(2)	4,077,414	4,026,998	4,004,737	3,942,776	3,804,581
Deposits and other borrowings	551,940	527,832	477,069	492,631	469,173
Consolidated obligations:
Bonds	27,853,975	27,125,212	28,344,623	28,492,595	28,518,424
Discount notes	31,259,182	29,467,314	27,720,906	28,047,762	27,865,529
Total consolidated obligations	59,113,157	56,592,526	56,065,529	56,540,357	56,383,953
Mandatorily redeemable capital stock	31,868	36,113	35,923	36,042	37,380
Class B capital stock outstanding-putable(3)	2,480,110	2,323,891	2,283,721	2,272,648	2,408,647
Unrestricted retained earnings	1,067,943	1,057,195	1,041,033	1,011,532	1,000,694
Restricted retained earnings	288,994	278,327	267,316	253,750	244,631
Total retained earnings	1,356,937	1,335,522	1,308,349	1,265,282	1,245,325
Accumulated other comprehensive loss	(344,590)	(340,845)	(326,940)	(310,314)	(320,461)
Total capital	3,492,457	3,318,568	3,265,130	3,227,616	3,333,511
Results of Operations for the quarter ended
Net interest income	$78,758	$79,911	$79,570	$71,109	$63,820
(Reduction of) provision for credit losses	(3)	9	52	28	(125)
Net impairment losses on held-to-maturity securities recognized in earnings	(257)	(79)	(36)	(432)	(568)
Litigation settlements	—	—	20,761	—	—
Other gains, net	1,978	1,873	1,130	1,028	1,020
Other expense	21,172	20,468	25,958	20,972	20,597
AHP assessments	5,978	6,171	7,587	5,110	4,418
Net income	$53,332	$55,057	$67,828	$45,595	$39,382
Other Information
Dividends declared	$31,917	$27,884	$24,761	$25,637	$24,822
Dividend payout ratio	59.85%	50.65%	36.51%	56.23%	63.03%
Weighted-average dividend rate(4)	5.46	4.99	4.33	4.22	4.08
Return on average equity(5)	6.30	6.65	8.46	5.64	4.74
Return on average assets	0.34	0.36	0.45	0.31	0.26
Net interest margin(6)	0.51	0.52	0.53	0.49	0.43
Average equity to average assets	5.44	5.41	5.37	5.50	5.56
Total regulatory capital ratio at period end(7)	6.08	6.06	6.01	5.86	6.08
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $500,000 for each of the quarters ended June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017.

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

RESULTS OF OPERATIONS

Net Income

Second Quarter of 2018 Compared with Second Quarter of 2017

Net income increased to $53.3 million for three months ended June 30, 2018, from $39.4 million for the same period in 2017. The reasons for the increase are discussed under — Executive Summary.

Six Months Ended June 30, 2018, Compared with Six Months Ended June 30, 2017

Net income increased to $108.4 million for the six months ended June 30, 2018, from $76.8 million for the six months ended June 30, 2017, primarily due to a $32.2 million increase in net interest income after provision for credit losses.

Net Interest Income

Second Quarter of 2018 Compared with Second Quarter of 2017

Net interest income after provision for credit losses for the three months ended June 30, 2018, was $78.8 million, compared with $63.9 million for the same period in 2017. The $14.8 million increase in net interest income after provision for credit losses was primarily attributable to the higher interest rate environment, as well as a higher net interest spread and a $2.5 billion increase in average earnings assets. Average earning assets increased from $59.6 billion for the three months ended June 30, 2017, to $62.2 billion for the three months ended June 30, 2018. The increase in average earning assets was driven by increases of $1.1 billion in average advances balances and $1.1 billion in average investments balances. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.39 percent for the three months ended June 30, 2018, a three basis point increase from the same period in 2017, and net interest margin was 0.51 percent, an eight basis point increase from the three months ended June 30, 2017. The increase in net interest spread reflects a 75 basis point increase in the average yield on earning assets and a 72 basis point increase in the average yield on interest-bearing liabilities. The increase in net interest spread and net interest margin was primarily attributable to higher interest rates which led to lower premium amortization on Agency MBS, and a $2.5 billion increase in average earning assets.

Six Months Ended June 30, 2018, Compared with Six Months Ended June 30, 2017

Net interest income after provision for credit losses for the six months ended June 30, 2018, was $158.7 million, compared with $126.5 million for the same period in 2017. The $32.2 million increase in net interest income after provision for credit losses was primarily attributable to the higher interest rate environment, as well as to a higher net interest spread and $2.4 billion increase in average earning assets. Net interest income was also affected by the increase in accretion on Agency MBS, resulting from the increase in 30-year mortgage rates, that positively impacted our retrospective amortization adjustments. In addition, average earning assets increased from $59.6 billion for the six months ended June 30, 2017, to $62.0 billion for the six months ended June 30, 2018. The increase in average earning assets was driven by increases of $1.4 billion in average advances balances and $737.3 million in average investments balances. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.41 percent for the six months ended June 30, 2018, a five basis point increase from the same period in 2017, and net interest margin was 0.52 percent, a nine basis point increase from the six months ended June 30, 2017. The increase in net interest spread reflects a 70 basis point increase in the average yield on earning assets and a 65 basis point increase in the average yield on interest-bearing liabilities.

Table 3 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$39,579,318	$213,927	2.17%	$38,458,219	$127,866	1.33%
Securities purchased under agreements to resell	3,018,780	13,266	1.76	2,980,868	6,330	0.85
Federal funds sold	6,643,626	29,036	1.75	5,334,418	12,708	0.96
Investment securities(2)	8,694,304	59,265	2.73	8,833,164	45,666	2.07
Mortgage loans	4,040,046	33,782	3.35	3,732,839	30,989	3.33
Other earning assets	199,603	814	1.64	286,295	668	0.94
Total interest-earning assets	62,175,677	350,090	2.26	59,625,803	224,227	1.51
Other non-interest-earning assets	286,538			308,627
Fair-value adjustments on investment securities	(110,705)			(20,148)
Total assets	$62,351,510	$350,090	2.25%	$59,914,282	$224,227	1.50%
Liabilities and capital
Consolidated obligations
Discount notes	$30,121,547	$133,361	1.78%	$26,792,665	$55,068	0.82%
Bonds	27,642,140	136,556	1.98	28,623,491	104,168	1.46
Deposits	515,305	916	0.71	451,950	788	0.70
Mandatorily redeemable capital stock	32,044	469	5.87	35,847	377	4.22
Other borrowings	6,869	30	1.75	2,198	6	1.09
Total interest-bearing liabilities	58,317,905	271,332	1.87	55,906,151	160,407	1.15
Other non-interest-bearing liabilities	638,816			676,562
Total capital	3,394,789			3,331,569
Total liabilities and capital	$62,351,510	$271,332	1.75%	$59,914,282	$160,407	1.07%
Net interest income		$78,758			$63,820
Net interest spread			0.39%			0.36%
Net interest margin			0.51%			0.43%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

	For the Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$39,463,369	$391,533	2.00%	$38,107,973	$234,613	1.24%
Securities purchased under agreements to resell	3,023,033	23,629	1.58	3,023,033	10,748	0.72
Federal funds sold	6,470,652	51,797	1.61	5,604,210	22,992	0.83
Investment securities(2)	8,889,635	121,109	2.75	8,993,394	93,302	2.09
Mortgage loans	4,031,129	66,807	3.34	3,703,169	60,936	3.32
Other earning assets	154,682	1,148	1.50	180,047	727	0.81
Total interest-earning assets	62,032,500	656,023	2.13	59,611,826	423,318	1.43
Other non-interest-earning assets	274,765			355,773
Fair-value adjustments on investment securities	(95,203)			(38,191)
Total assets	$62,212,062	$656,023	2.13%	$59,929,408	$423,318	1.42%
Liabilities and capital
Consolidated obligations
Discount notes	$29,974,547	$238,341	1.60%	$27,234,771	$92,647	0.69%
Bonds	27,686,538	255,757	1.86	28,195,706	202,343	1.45
Deposits	507,752	2,263	0.90	451,925	1,290	0.58
Mandatorily redeemable capital stock	34,077	955	5.65	34,274	706	4.15
Other borrowings	4,558	38	1.68	1,658	8	0.97
Total interest-bearing liabilities	58,207,472	497,354	1.72	55,918,334	296,994	1.07
Other non-interest-bearing liabilities	629,311			682,439
Total capital	3,375,279			3,328,635
Total liabilities and capital	$62,212,062	$497,354	1.61%	$59,929,408	$296,994	1.00%
Net interest income		$158,669			$126,324
Net interest spread			0.41%			0.36%
Net interest margin			0.52%			0.43%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and six months ended June 30, 2018 and 2017. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2018 vs. 2017			For the Six Months Ended June 30, 2018 vs. 2017
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$3,832	$82,229	$86,061	$8,626	$148,294	$156,920
Securities purchased under agreements to resell	82	6,854	6,936	—	12,881	12,881
Federal funds sold	3,710	12,618	16,328	4,027	24,778	28,805
Investment securities	(729)	14,328	13,599	(1,088)	28,895	27,807
Mortgage loans	2,567	226	2,793	5,432	439	5,871
Other earning assets	(246)	392	146	(115)	536	421
Total interest income	9,216	116,647	125,863	16,882	215,823	232,705
Interest expense
Consolidated obligations
Discount notes	7,609	70,684	78,293	10,193	135,501	145,694
Bonds	(3,683)	36,071	32,388	(3,716)	57,130	53,414
Deposits	112	16	128	175	798	973
Mandatorily redeemable capital stock	(43)	135	92	(4)	253	249
Other borrowings	19	5	24	21	9	30
Total interest expense	4,014	106,911	110,925	6,669	193,691	200,360
Change in net interest income	$5,202	$9,736	$14,938	$10,213	$22,132	$32,345

Average Balance of Advances Outstanding

The average balance of total advances increased $1.4 billion, or 3.6 percent, for the three and six months ended June 30, 2018, compared with the same period in 2017, with short-term fixed-rate advances as the most significant contributor. We cannot predict whether this trend will continue.

Table 5 - Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Fixed-rate advances—par value
Long-term	$13,965,378	$13,718,490	$14,013,279	$13,600,751
Short-term	13,907,294	12,325,867	13,491,831	12,040,906
Overnight	1,904,051	1,477,007	2,045,145	1,456,265
Putable	1,135,317	2,356,009	1,202,249	2,432,476
Amortizing	962,048	902,767	952,821	880,475
All other fixed-rate advances	20,885	48,791	24,356	47,569
	31,894,973	30,828,931	31,729,681	30,458,442

Variable-rate indexed advances—par value
Simple variable (1)	6,909,688	7,133,989	6,999,344	7,159,936
Putable	890,321	477,962	830,646	470,961
All other variable-rate indexed advances	17,943	43,175	25,548	42,963
	7,817,952	7,655,126	7,855,538	7,673,860
Total average par value	39,712,925	38,484,057	39,585,219	38,132,302
Net discounts	(19,060)	(8,457)	(17,289)	(6,556)
Market value of bifurcated derivatives	(2,241)	629	(2,623)	211
Hedging adjustments	(112,306)	(18,010)	(101,938)	(17,984)
Total average balance of advances	$39,579,318	$38,458,219	$39,463,369	$38,107,973
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $6.9 billion for the six months ended June 30, 2018. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $30.4 billion for the six months ended June 30, 2018, representing 77.0 percent of the total average balance of advances outstanding during that period. The average balance of all such advances totaled $30.3 billion for the six months ended June 30, 2017, representing 79.6 percent of the total average balance of advances outstanding during that period.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $841.1 million, or 9.5 percent, for the six months ended June 30, 2018, compared with the same period in 2017. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.83 percent during the six months ended June 30, 2017 to 1.61 percent during the six months ended June 30, 2018, while average yields on securities purchased under agreements to resell increased from 0.72 percent for the six months ended June 30, 2017 to 1.58 percent for the six months ended June 30, 2018. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the six months ended June 30, 2018, average balances of federal funds sold increased $866.4 million and average balances of securities purchased under agreements to resell were unchanged in comparison to the six months ended June 30, 2017.

Average investment-securities balances decreased $103.8 million, or 1.2 percent for the six months ended June 30, 2018, compared with the same period in 2017.

Average Balance of COs

Average CO balances increased $2.2 billion, or 4.0 percent, for the six months ended June 30, 2018, compared with the same period in 2017, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $2.7 billion in CO discount notes offset by a decrease of $509.2 million in CO bonds.

The average balance of CO discount notes represented approximately 52.0 percent of total average COs during the six months ended June 30, 2018, compared with 49.1 percent of total average COs during the same period in 2017. The average balance of CO bonds represented 48.0 percent and 50.9 percent of total average COs outstanding during the six months ended June 30, 2018 and 2017, respectively.

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

Table 6 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Three Months Ended June 30, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(365)	$—	$(53)	$101	$—	$(317)
Net interest settlements included in net interest income (2)	14,537	(6,464)	—	(8,513)	—	(440)
Total net interest income	14,172	(6,464)	(53)	(8,412)	—	(757)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	2,306	730	—	(2,561)	—	475
Gains on cash-flow hedges	—	—	—	85	—	85
(Losses) gains on derivatives not receiving hedge accounting	(24)	122	—	—	—	98
Mortgage delivery commitments	—	—	51	—	—	51
Other(3)	—	—	—	—	(251)	(251)
Net gains (losses) on derivatives and hedging activities	2,282	852	51	(2,476)	(251)	458

Subtotal	16,454	(5,612)	(2)	(10,888)	(251)	(299)

Net losses on trading securities(4)	—	(1,006)	—	—	—	(1,006)
Total net effect of derivatives and hedging activities	$16,454	$(6,618)	$(2)	$(10,888)	$(251)	$(1,305)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Three Months Ended June 30, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(486)	$—	$(82)	$350	$—	$(218)
Net interest settlements included in net interest income (2)	(8,283)	(8,099)	—	2,082	—	(14,300)
Total net interest income	(8,769)	(8,099)	(82)	2,432	—	(14,518)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(773)	401	—	(380)	—	(752)
Gains on cash-flow hedges	—	—	—	97	—	97
Losses on derivatives not receiving hedge accounting	(6)	(369)	—	—	—	(375)
Mortgage delivery commitments	—	—	507	—	—	507
Other (3)	—	—	—	—	105	105
Net (losses) gains on derivatives and hedging activities	(779)	32	507	(283)	105	(418)

Subtotal	(9,548)	(8,067)	425	2,149	105	(14,936)

Net losses on trading securities(4)	—	(805)	—	—	—	(805)
Total net effect of derivatives and hedging activities	$(9,548)	$(8,872)	$425	$2,149	$105	$(15,741)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Six Months Ended June 30, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(818)	$—	$(192)	$373	$—	$(637)
Net interest settlements included in net interest income (2)	20,232	(13,775)	—	(11,530)	—	(5,073)
Total net interest income	19,414	(13,775)	(192)	(11,157)	—	(5,710)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	2,328	1,153	—	(1,898)	—	1,583
Gains on cash-flow hedges	—	—	—	161	—	161
(Losses) gains on derivatives not receiving hedge accounting	(39)	761	—	—	—	722
Mortgage delivery commitments	—	—	(467)	—	—	(467)
Other(3)	—	—	—	—	(401)	(401)
Net gains (losses) on derivatives and hedging activities	2,289	1,914	(467)	(1,737)	(401)	1,598

Subtotal	21,703	(11,861)	(659)	(12,894)	(401)	(4,112)

Net losses on trading securities(4)	—	(3,038)	—	—	—	(3,038)
Total net effect of derivatives and hedging activities	$21,703	$(14,899)	$(659)	$(12,894)	$(401)	$(7,150)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Six Months Ended June 30, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,169)	$—	$(163)	$247	$—	$(1,085)
Net interest settlements included in net interest income (2)	(21,688)	(16,440)	—	6,723	—	(31,405)
Total net interest income	(22,857)	(16,440)	(163)	6,970	—	(32,490)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(131)	861	—	(2,141)	—	(1,411)
Gains on cash-flow hedges	—	—	—	231	—	231
(Losses) gains on derivatives not receiving hedge accounting	(11)	(215)	—	4	—	(222)
Mortgage delivery commitments	—	—	864	—	—	864
Other(3)	—	—	—	—	156	156
Net (losses) gains on derivatives and hedging activities	(142)	646	864	(1,906)	156	(382)

Subtotal	(22,999)	(15,794)	701	5,064	156	(32,872)

Net losses on trading securities(4)	—	(2,254)	—	—	—	(2,254)
Total net effect of derivatives and hedging activities	$(22,999)	$(18,048)	$701	$5,064	$156	$(35,126)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.5 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.

Other Income (Loss)

Table 7 - Other Income (Loss) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Gains (losses) on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$475	$(752)	$1,583	$(1,411)
Net gains related to cash-flow hedge ineffectiveness	85	97	161	231
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	(24)	(5)	(39)	(10)
Trading securities	766	830	2,279	2,272
CO Bonds	—	—	—	29
Mortgage delivery commitments	51	507	(467)	864
Net interest-accruals related to derivatives not receiving hedge accounting	(644)	(1,200)	(1,518)	(2,513)
Other (1)	(251)	105	(401)	156
Net gains (losses) on derivatives and hedging activities	458	(418)	1,598	(382)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(257)	(568)	(336)	(986)
Service-fee income	2,463	2,122	4,819	4,134
Net unrealized losses on trading securities	(1,024)	(852)	(2,988)	(2,266)
Other	81	168	422	(39)
Total other income	$1,721	$452	$3,515	$461
______________

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

FINANCIAL CONDITION

Advances

At June 30, 2018, the par value of our advances portfolio totaled $41.4 billion, an increase of $3.8 billion compared with $37.6 billion at December 31, 2017.

Table 8 - Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2018		December 31, 2017
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$15,305,575	36.9%	$13,533,417	35.9%
Long-term	13,997,507	33.8	14,188,347	37.7
Overnight	1,865,548	4.5	1,717,823	4.6
Amortizing	977,064	2.4	943,956	2.5
Putable	922,550	2.2	1,242,750	3.3
All other fixed-rate advances	27,000	0.1	32,000	0.1
	33,095,244	79.9	31,658,293	84.1

Variable-rate advances
Simple variable (1)	7,393,875	17.8	5,143,175	13.7
Putable	898,200	2.2	775,400	2.0
All other variable-rate indexed advances	56,308	0.1	70,298	0.2
	8,348,383	20.1	5,988,873	15.9
Total par value	$41,443,627	100.0%	$37,647,166	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At June 30, 2018, we had advances outstanding to 312, or 71.1 percent of our 439 members. At December 31, 2017, we had advances outstanding to 314, or 70.9 percent, of our 443 members.

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

Table 9 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	As of June 30, 2018
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	266	$36,843,784	$91,444,006	248.2%
Category-2	13	375,758	786,589	209.3
Category-3	20	493,126	698,143	141.6
Insurance companies	22	3,730,959	4,789,943	128.4
Total	321	$41,443,627	$97,718,681	235.8%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family owner-occupied residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.

The Bank may adjust the credit status category of a member at any time based on the financial reviews and other conditions of the members. Due to their weaker profile, the Bank requires Category-3 members to deliver collateral to the Bank or its custodian. Table 10 shows the total potential lending value of the collateral that borrowers have pledged, based upon the method by which borrowers pledge collateral to us, net of our collateral valuation discounts as of June 30, 2018.

Table 10 - Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$27,454,475
Collateral specifically listed and identified	62,462,570
Collateral delivered to us	13,105,182

We have not recorded any allowance for credit losses on advances at June 30, 2018, and December 31, 2017, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Table 11 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2018
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted Average Rate (1)	Advances Interest Income for the Three Months Ended June 30, 2018	Advances Interest Income for the Six Months Ended June 30, 2018
Citizens Bank, N.A.	$6,008,331	14.5%	2.20%	$29,192	$56,084
People's United Bank, N.A.	3,254,718	7.9	2.09	13,707	23,500
Webster Bank, N.A.	1,576,956	3.8	2.06	6,963	12,619
Berkshire Bank	1,262,297	3.0	2.03	5,876	10,511
Boston Private Bank & Trust Company	1,056,938	2.6	2.13	4,625	8,084
Total of top five advance-borrowing institutions	$13,159,240	31.8%		$60,363	$110,798
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2018, investment securities and short-term money-market instruments totaled $18.0 billion, an increase of $103.5 million from December 31, 2017.

Short-term money-market investments increased $985.0 million to $9.8 billion at June 30, 2018, compared with December 31, 2017. The increase was attributable to a $3.2 billion increase in federal funds sold and a $175.0 million increase in interest-bearing deposits, offset by a $2.4 billion decrease in securities purchased under agreements to resell.

Investment securities declined $881.5 million to $8.3 billion at June 30, 2018, compared with December 31, 2017. The decrease was primarily attributable to an $846.8 million decrease in MBS.

Table 12 - Mortgage-Backed Securities (percentage based on carrying value)

	June 30, 2018	December 31, 2017
Single-family MBS - U.S. government-guaranteed and GSE	63.2%	64.6%
Multifamily MBS - U.S. government-guaranteed and GSE	28.3	27.0
Private-label residential MBS	8.4	8.3
ABS backed by home-equity loans	0.1	0.1
Total MBS	100.0%	100.0%

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

Table 13 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	As of June 30, 2018
	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$261	$175,000	$—	$—	$—
Securities purchased under agreements to resell	—	—	1,000,000	1,999,000	—	—
Federal funds sold	—	1,850,000	4,760,000	—	—	—
Total money-market instruments	—	1,850,261	5,935,000	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	562	—	—	—	—
Corporate bonds	—	—	—	—	—	6,938
U.S. government-owned corporations	—	277,617	—	—	—	—
GSEs	—	116,257	—	—	—	—
Supranational institutions	401,080	—	—	—	—	—
HFA securities	32,311	54,914	56,200	36,255	—	—
Total non-MBS	433,391	449,350	56,200	36,255	—	6,938

MBS:
U.S. government guaranteed - single-family (2)	—	102,537	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	387,194	—	—	—	—
GSE – single-family (2)	—	4,499,909	—	—	—	—
GSE – multifamily (2)	—	1,675,142	—	—	—	—
Private-label – residential	1,672	6,294	11,060	45,365	512,942	29,374
ABS backed by home-equity loans	599	1,136	3,079	1,485	916	—
Total MBS	2,271	6,672,212	14,139	46,850	513,858	29,374

Total investment securities	435,662	7,121,562	70,339	83,105	513,858	36,312

Total investments	$435,662	$8,971,823	$6,005,339	$2,082,105	$513,858	$36,312
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2018. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

Table 14 - Unsecured Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	June 30, 2018	December 31, 2017
Federal funds sold	$6,610,000	$3,450,000
Supranational institutions	401,080	418,285
U.S. government-owned corporations	277,617	292,077
GSEs	116,257	121,343
Corporate bonds	6,938	—
U.S. agency obligations	562	1,042
Loans to other FHLBanks	—	400,000

Private-Label MBS

Table 15 - Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans (dollars in thousands)

	June 30, 2018			December 31, 2017
Private-label MBS(1)	Fixed Rate (2)	Variable Rate (2)	Total	Fixed Rate (2)	Variable Rate (2)	Total
Private-label residential MBS
Prime	$6,656	$71,178	$77,834	$7,363	$79,424	$86,787
Alt-A	14,348	904,188	918,536	15,473	982,860	998,333
Total private-label residential MBS	21,004	975,366	996,370	22,836	1,062,284	1,085,120
ABS backed by home equity loans
Subprime	—	7,246	7,246	—	7,864	7,864
Total par value of private-label MBS	$21,004	$982,612	$1,003,616	$22,836	$1,070,148	$1,092,984
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

Table 16 provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of June 30, 2018, reflect the percentage of subordinated class outstanding balances as of June 30, 2018, to our senior class outstanding balances as of June 30, 2018, weighted by the par value of our respective senior class securities. Average current credit enhancements as of June 30, 2018, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 16 - Private-Label MBS and ABS Backed by Home Equity (dollars in thousands)

As of June 30, 2018
Total
Par value by credit rating
Triple-A	$2,271
Double-A	7,430
Single-A	14,140
Triple-B	46,850
Below Investment Grade
Double-B	22,610
Single-B	28,884
Triple-C	487,918
Double-C	311,839
Single-C	12,867
Single-D	28,827
Unrated	39,980
Total par value	$1,003,616

Amortized cost	$757,117
Gross unrealized gains	125,523
Gross unrealized losses	(3,687)
Fair value	$878,953

Weighted average percentage of fair value to par value	87.58%
Original weighted average credit support	27.51
Weighted average credit support	7.93
Weighted average collateral delinquency (1)	18.04
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2017 Annual Report.

As of June 30, 2018, our mortgage loan investment portfolio totaled $4.1 billion, an increase of $72.7 million from December 31, 2017. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. We also expect slower net growth in our mortgage loan investment portfolio as originations and prepayments of mortgage loans slow as a result of the higher interest rate environment.

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 17.

Table 17 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2018	December 31, 2017

Massachusetts	57%	56%
Maine	11	11
Connecticut	8	8
Wisconsin	6	7
New Hampshire	5	6
All others	13	12
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $500,000 at both June 30, 2018, and December 31, 2017, respectively.

For information on the determination of the allowance at June 30, 2018, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 18 - Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2018	December 31, 2017
Total par value of government loans past due 90 days or more and still accruing interest	$5,201	$4,664
Nonaccrual loans, par value	11,781	13,450
Troubled debt restructurings (not included above)	6,438	6,637

Mortgage Insurance Companies. We are exposed to credit risk from supplemental mortgage insurance (SMI) companies that provide credit enhancement in place of the participating financial institution and from primary mortgage insurance coverage (PMI) on individual loans. As of June 30, 2018, we were the beneficiary of PMI coverage of $109.8 million on $427.0 million of conventional mortgage loans, and SMI coverage of $15.3 million on mortgage pools with a total unpaid principal balance of $88.8 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

At June 30, 2018, and December 31, 2017, deposits totaled $551.9 million and $477.1 million, respectively.

Term deposits issued in amounts of $100,000 or greater at June 30, 2018, amounted to a par amount of $800,000, with a maturity date in December 2018, and a weighted average rate of 1.93 percent.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $26.3 million and $34.8 million as of June 30, 2018, and December 31, 2017, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $254.2 million and $300.5 million as of June 30, 2018, and December 31, 2017, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2018 and December 31, 2017. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.
Table 19 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2018		December 31, 2017
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$6,221,679	$17,704	$7,293,414	$52,244
	Swaps	Economic	1,199,200	667	974,900	1,570
Total associated with advances			7,420,879	18,371	8,268,314	53,814
Available-for-sale securities	Swaps	Fair value	611,915	(222,437)	611,915	(271,182)
Trading securities	Swaps	Economic	168,000	(1,501)	192,000	(4,183)
COs	Swaps	Fair value	5,997,070	(84,298)	6,213,665	(45,446)
	Forward starting swaps	Cash Flow	376,200	(185)	481,200	(9,807)
Total associated with COs			6,373,270	(84,483)	6,694,865	(55,253)
Total			14,574,064	(290,050)	15,767,094	(276,804)
Mortgage delivery commitments			72,602	140	42,918	142
Total derivatives			$14,646,666	(289,910)	$15,810,012	(276,662)
Accrued interest				(7,993)		(14,452)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest				70,012		25,450
Net derivatives				$(227,891)		$(265,664)
Derivative asset				$26,271		$34,786
Derivative liability				(254,162)		(300,450)
Net derivatives				$(227,891)		$(265,664)
 _______________________

(1)
As of June 30, 2018, and December 31, 2017, embedded derivatives separated from the advance contract with notional amounts of $1.2 billion and $974.9 million, respectively, and fair values of $(726,000) and $(1.6) million, respectively, are not included in the table.

(2)
The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivative hedging specific or nonspecific assets, liabilities, or firm commitments that do not qualify or were not designated for fair-value or cash-flow hedge accounting but are acceptable hedging strategies under our risk-management policy.

Tables 20 and 21 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $12.2 billion, representing 83.4 percent of all derivatives outstanding as of June 30, 2018. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 20 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	As of June 30, 2018
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,861,625	$8,449	$1,861,625	$(8,400)	1.86%	2.33%	1.63%	2.56%
Due after one year through two years	1,442,301	26,783	1,442,301	(26,563)	1.64	2.35	1.41	2.58
Due after two years through three years	1,083,938	30,776	1,083,938	(30,562)	1.94	2.32	1.58	2.68
Due after three years through four years	943,365	27,796	943,365	(27,483)	2.31	2.34	1.90	2.75
Due after four years through five years	485,800	6,162	485,800	(6,090)	2.03	2.27	1.67	2.63
Thereafter	404,650	12,383	404,650	(12,124)	1.70	2.17	1.17	2.70
Total	$6,221,679	$112,349	$6,221,679	$(111,222)	1.89%	2.32%	1.58%	2.63%
_______________________

(1)	Not included in the fair value is $94.6 million of variation margin received for daily settled contracts.

(2)	Included in the advances hedged amount are $869.5 million of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2018.

Table 21 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	As of June 30, 2018
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,760,375	$(11,166)	$1,760,375	$10,990	1.14%	1.13%	2.27%	2.28%
Due after one year through two years	1,225,850	(10,037)	1,225,850	9,806	1.91	1.97	2.21	2.15
Due after two years through three years	959,180	(15,248)	959,180	14,968	1.61	1.61	2.20	2.20
Due after three years through four years	899,445	(26,310)	899,445	26,082	1.47	1.47	2.19	2.19
Due after four years through five years	567,220	(11,731)	567,220	11,416	2.04	2.04	2.18	2.18
Thereafter	585,000	(28,943)	585,000	28,413	1.77	1.77	2.21	2.21
Total	$5,997,070	$(103,435)	$5,997,070	$101,675	1.57%	1.58%	2.22%	2.21%
_______________________

(1)	Not included in the fair value is $19.1 million of variation margin paid for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $3.0 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2018.

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

Table 22 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	As of June 30, 2018
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$629,700	$(403)	$1,423	$(724)	$296
Cleared derivatives	3,430,714	62	18,854	—	18,916

Liability positions with credit exposure:
Uncleared derivatives
Single-A	1,403,400	(5,645)	—	6,182	537
Triple-B	378,500	(5,247)	—	5,443	196
Cleared derivatives	4,099,395	(309)	6,479	—	6,170
Total derivative positions with nonmember counterparties to which we had credit exposure	9,941,709	(11,542)	26,756	10,901	26,115

Mortgage delivery commitments (2)	72,602	166	—	—	166
Total	$10,014,311	$(11,376)	$26,756	$10,901	$26,281

Derivative positions without credit exposure: (3)
Double-A	$357,000
Single-A	3,057,550
Triple-B	1,217,805
Total derivative positions without credit exposure	$4,632,355
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

During the six months ended June 30, 2018, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. During the six months ended June 30, 2018, our short-term funding was generally driven by member demand and was achieved primarily through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors continue to view our short-term debt as an asset of choice, which has led to consistently low funding costs compared to those of other high-quality issuers and increased utilization of debt maturing in one year or less.

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

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, at our discretion, upon the request of a member or under our capital plan. We currently conduct daily repurchases of excess capital stock as discussed under Internal Capital Practices and Policies — Repurchases of Excess Stock.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2018.

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

This methodology for measuring projected net cash flow and structural liquidity has been established by management to monitor our liquidity position on a daily basis, to help ensure that we meet all of our obligations as they come due, and to meet our members' potential demand for liquidity from us in all cases. We may adjust the amount of liquidity maintained as market conditions change from time to time using projected net cash flow and structural liquidity measurements.

Liquidity Management Action Triggers. We maintain two liquidity management action triggers:

•	if structural liquidity is less than negative $1.0 billion on or before the fifth business day following the measurement date; and

•	if projected net cash flow falls below zero on or before the 21st day following the measurement date.

If either of these thresholds is exceeded, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed either of these thresholds at any time during the six months ended June 30, 2018.

Table 23 - Projected Net Cash Flow and Structural Liquidity (dollars in thousands)

	As of June 30, 2018
	5 Business Days	21 Days
Uses of funds
Interest payable	$18,731	$45,999
Maturing liabilities	3,118,400	10,880,263
Committed asset settlements	124,595	124,595
Capital outflow	113,639	113,639
MPF delivery commitments	72,602	72,602
Gross uses of funds	3,447,967	11,237,098

Sources of funds
Interest receivable	64,859	100,159
Maturing or projected amortization of assets	14,199,296	20,993,238
Committed liability settlements	12,498	12,498
Cash and due from banks and interest bearing deposits	222,251	222,251
Other	763	763
Gross sources of funds	14,499,667	21,328,909

Projected net cash flow	11,051,700	$10,091,811

Less: Secondary uses of funds
Deposit runoff	462,708
Drawdown of standby letters of credit and lines of credit	674,200
Rollover of all maturing advances	5,069,054
Projected funding of MPF master commitments	185,082
Total secondary uses of funds	6,391,044

Structural liquidity	$4,660,656

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

We complied with this regulatory requirement at all times during the six months ended June 30, 2018. As of June 30, 2018, and December 31, 2017, we held a surplus of $15.8 billion and $13.2 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO issuance.

Table 24 - Contingency Liquidity (dollars in thousands)

As of June 30, 2018
5 Business Days
Cumulative uses of funds
Interest payable	$18,731
Maturing liabilities	3,118,400
Committed asset settlements	124,595
Drawdown of standby letters of credit	174,381
Gross uses of funds	3,436,107

Cumulative sources of funds
Interest receivable	64,859
Maturing or amortizing advances	5,069,054
Committed liability settlements	12,498
763
Gross sources of funds	5,147,174

Plus: sources of contingency liquidity
Marketable securities	1,000,562
Self-liquidating assets	9,109,000
Cash and due from banks and interest bearing deposits	222,251
Marketable securities available for repo	3,754,628
Total sources of contingency liquidity	14,086,441

Net contingency liquidity	$15,797,508

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

We were in compliance with these additional liquidity requirements at all times during the six months ended June 30, 2018.

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

Table 25 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Actual as of June 30, 2018	Actual as of December 31, 2017
3-month Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	9.4%	8.7%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than three-month maturity	20%	10%	(1.9)%	0.6%

1-year Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	12.0%	10.9%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than one-year maturity	20%	10%	0.9%	3.9%
 _______________________

(1)	The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period.

Funding Concentration Policy. To limit the liquidity risk potentially associated with a high volume of short-term debt refinancing we have a funding concentration policy that limits the volume of discount notes outstanding as a proportion of total assets. The policy establishes a management action trigger when discount notes (excluding the amount of discount notes matched to short-term advances) exceed 40 percent of total assets. In addition, we have adopted a separate management action trigger that is triggered when total discount notes exceed 55 percent of assets. Finally, discount notes are limited to no more than 65 percent of total assets. We were in compliance with these internal policies during the six months ended June 30, 2018.

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

Debt Financing — Consolidated Obligations

At June 30, 2018, and December 31, 2017, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $59.1 billion and $56.1 billion, respectively. CO bonds outstanding for which we are primarily liable include issued callable bonds totaling $4.4 billion at both June 30, 2018, and December 31, 2017.

CO discount notes comprised 52.9 percent and 49.4 percent of the outstanding COs for which we are primarily liable at June 30, 2018, and December 31, 2017, respectively, but accounted for 93.8 percent and 94.0 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2018 and 2017, respectively.

Market Conditions for Consolidated Obligations

Overall, we continued to experience continuous demand for COs among investors and our issuance costs during the period covered by this report were consistent with those of recent quarters, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. Throughout 2017 and the first half of 2018, COs continued to be issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the period covered by this report, CO yields continued generally to move with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies, including the decision to increase the target rate for Interest on Excess Reserves by less than the increase in the policy range for the target rate federal funds rate, is potentially an important factor that could shape investor demand for debt, including COs, in 2018. Moreover, potential increases in U.S. Treasury security issuance in response to the fiscal policy implications of the Tax Cut and Jobs Act of 2017 or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at June 30, 2018, was $3.5 billion compared with $3.3 billion at December 31, 2017.

Capital stock increased by $196.4 million during the six months ended June 30, 2018, resulting from the issuance of $875.9 million of capital stock to support new advances borrowings by members offset by capital stock repurchases of $679.2 million.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2018, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $31.9 million and $35.9 million at June 30, 2018, and December 31, 2017, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2017 Annual Report.

Table 26 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	June 30, 2018	December 31, 2017
Past redemption date (1)	$4,076	$420
Due in one year or less	128	4,018
Due after one year through two years	27,250	27,379
Due after two years through three years	—	54
Due after three years through four years	93	—
Due after four years through five years	301	4,022
Thereafter (2)	20	30
Total	$31,868	$35,923
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

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.1 percent at June 30, 2018.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2018, this internal minimum capital requirement equaled $3.1 billion, which was satisfied by our actual regulatory capital of $3.9 billion.

Minimum Retained Earnings Target

At June 30, 2018, we had total retained earnings of $1.4 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 27 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2018	$743,128	$1,655,189	$2,398,338	$2,511,977	$113,639
December 31, 2017	705,924	1,502,996	2,208,942	2,319,644	110,702
_______________________

(1)	TSIR is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

We currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. Excess stock repurchases for the six months ended June 30, 2018 amounted to $683.6 million.

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

As of June 30, 2018, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Certain regulatory developments for the period covered by this report are summarized below.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by the Board of Governors of the Federal Reserve System. On August 6, 2018, the Board of Governors of the Federal Reserve System published a final rule, effective October 5, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies in the United States. These entities are considered to be “covered companies” under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.

Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and (in certain cases) economically interdependent entities in excess of 25 percent of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments; deposits with an FHLBank; FHLBank-issued letters of credit where a covered company is the named beneficiary; and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.

With respect to the FHLBanks’ COs held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives major covered companies (i.e., the global systemically important bank holding companies) until January 1, 2020 to comply; all other covered companies will have until July 1, 2020 to comply.

We are continuing to study the overall impact of the rule, but do not believe it will materially affect our financial condition or results of operations.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at June 30, 2018, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $15.6 billion, compared with $15.5 billion at December 31, 2017);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at June 30, 2018, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.4 billion compared with $1.2 billion at December 31, 2017);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $6.0 billion, or 21.5 percent of our total outstanding CO bonds at June 30, 2018, compared with $6.2 billion, or 21.9 percent of total outstanding CO bonds, at December 31, 2017);

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

Measurement of Market and Interest-Rate Risk and Related Policy Constraints

We measure our exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. We also measure Value at Risk (VaR), duration of equity, MVE sensitivity, and the other metrics discussed below.

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

We maintain limits and management action triggers in connection with some of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2017 Annual Report.

Table 28 - Interest Rate / Market-Rate Risk Metrics

Interest/Market-Rate Risk Metric	June 30, 2018	December 31, 2017	Target, Limit or Management Action Trigger
MVE	$3.8 billion	$3.6 billion	None
MVE/BVE	99%	100%	None
MVE/Par Stock	153%	156%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	6.0%	6.0%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$232.6 million	$170.1 million	Maintain below $275.0 million (management action trigger) and $350.0 million (limit)
Duration of Equity	+0.64 years	-0.46 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(4.2)%	(7.8)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	0.47 months	-0.33 months	None
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 147 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 141 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

Value at Risk. Table 29 presents the historical simulation VaR estimate as of June 30, 2018, and December 31, 2017, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 6-month time horizon that is measured monthly beginning with the most current month-end and going back to 1992.

Table 29 - Value-at-Risk (dollars in millions)

	Value-at-Risk Loss Exposure (1)
	June 30, 2018		December 31, 2017
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	0.08%	$3.1	0.17%	$6.1
75%	1.06	40.9	1.13	41.1
95%	3.87	149.1	3.51	127.5
99%	6.05	232.6	4.69	170.1
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

Table 30 - Market and Interest-Rate Risk Metrics (dollars in millions)

	June 30, 2018
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,605	$3,686	$3,824	$3,847	$3,787	$3,698	$3,595
Percent change in MVE from base	(6.3)%	(4.2)%	(0.6)%	—%	(1.6)%	(3.9)%	(6.6)%
MVE/BVE	93%	95%	99%	99%	98%	96%	93%
MVE/Par Stock	144%	147%	152%	153%	151%	147%	143%
Duration of Equity	-0.83 years	-2.97 years	-2.07 years	+0.64 years	+2.10 years	+2.59 years	+3.08 years
Return on Regulatory Capital less 3-month LIBOR	1.58%	1.81%	2.10%	2.10%	1.97%	1.74%	1.47%
Net income percent change from base	(67.06)%	(48.03)%	(20.99)%	—%	18.27%	34.34%	49.36%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2017
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,362	$3,345	$3,534	$3,628	$3,585	$3,484	$3,365
Percent change in MVE from base	(7.3)%	(7.8)%	(2.6)%	—%	(1.2)%	(4.0)%	(7.2)%
MVE/BVE	93%	92%	97%	100%	99%	96%	93%
MVE/Par Stock	145%	144%	152%	156%	155%	150%	145%
Duration of Equity	+0.75 years	-2.58 years	-4.67 years	-0.46 years	+2.26 years	+3.15 years	+3.76 years
Return on Regulatory Capital less 3-month LIBOR	1.62%	1.73%	2.17%	2.42%	2.23%	1.87%	1.41%
Net income percent change from base	(63.21)%	(59.42)%	(28.50)%	—%	18.56%	32.98%	44.98%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 9, 2018	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
August 9, 2018	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer