Form 10-Q
period 2018-09-30
Federal Home Loan Bank of Boston
filed 2018-11-08
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company," and emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of October 31, 2018
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	24,751,377

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$45,614	$261,673
Interest-bearing deposits	397,203	246
Securities purchased under agreements to resell	5,499,000	5,349,000
Federal funds sold	5,650,000	3,450,000
Investment securities:
Trading securities	176,113	191,510
Available-for-sale securities - includes $4,734 and $1,414 pledged as collateral at September 30, 2018, and December 31, 2017, respectively that may be repledged	6,227,080	7,324,736
Held-to-maturity securities - includes $7,100 and $6,444 pledged as collateral at September 30, 2018, and December 31, 2017, respectively that may be repledged (a)	1,372,299	1,626,122
Total investment securities	7,775,492	9,142,368
Advances	40,927,639	37,565,967
Mortgage loans held for portfolio, net of allowance for credit losses of $500 at September 30, 2018, and December 31, 2017	4,192,425	4,004,737
Loans to other Federal Home Loan Banks (FHLBanks)	—	400,000
Accrued interest receivable	102,466	94,100
Derivative assets, net	21,956	34,786
Other assets	82,008	59,069
Total Assets	$64,693,803	$60,361,946
LIABILITIES
Deposits
Interest-bearing	$463,349	$450,922
Non-interest-bearing	21,412	26,147
Total deposits	484,761	477,069
Consolidated obligations (COs):
Bonds	26,741,036	28,344,623
Discount notes	33,431,980	27,720,906
Total consolidated obligations	60,173,016	56,065,529
Mandatorily redeemable capital stock	31,868	35,923
Accrued interest payable	119,242	90,626
Affordable Housing Program (AHP) payable	83,982	81,600
Derivative liabilities, net	228,127	300,450
Other liabilities	52,478	45,619
Total liabilities	61,173,474	57,096,816
Commitments and contingencies (Note 17)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,769 shares and 22,837 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	2,476,876	2,283,721
Retained earnings:
Unrestricted	1,084,538	1,041,033
Restricted	301,928	267,316
Total retained earnings	1,386,466	1,308,349
Accumulated other comprehensive loss	(343,013)	(326,940)
Total capital	3,520,329	3,265,130
Total Liabilities and Capital	$64,693,803	$60,361,946

_______________________________________
(a)   Fair values of held-to-maturity securities were $1,638,491 and $1,903,227 at September 30, 2018, and December 31, 2017, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Advances	$226,544	$136,462	$618,077	$371,075
Securities purchased under agreements to resell	20,865	8,074	44,494	18,822
Federal funds sold	29,329	16,622	81,126	39,614
Investment securities:
Trading securities	1,934	2,809	6,947	8,200
Available-for-sale securities	35,532	30,625	113,531	78,161
Held-to-maturity securities	19,525	19,754	57,622	60,129
Total investment securities	56,991	53,188	178,100	146,490
Mortgage loans held for portfolio	33,967	31,656	100,774	92,592
Other	1,122	822	2,270	1,549
Total interest income	368,818	246,824	1,024,841	670,142
INTEREST EXPENSE
Consolidated obligations:
Bonds	142,086	109,052	397,843	311,395
Discount notes	147,463	65,120	385,804	157,767
Total consolidated obligations	289,549	174,172	783,647	469,162
Deposits	1,337	1,144	3,600	2,434
Mandatorily redeemable capital stock	472	399	1,427	1,105
Other borrowings	—	—	38	8
Total interest expense	291,358	175,715	788,712	472,709
NET INTEREST INCOME	77,460	71,109	236,129	197,433
Provision (reduction of provision) for credit losses	—	28	6	(148)
NET INTEREST INCOME AFTER PROVISION (REDUCTION OF PROVISION) FOR CREDIT LOSSES	77,460	71,081	236,123	197,581
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(65)	(12)	(197)	(102)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(6)	(420)	(210)	(1,316)
Net other-than-temporary impairment losses on investment securities, credit portion	(71)	(432)	(407)	(1,418)
Litigation settlements	12,769	—	12,769	—
Service fees	2,719	2,228	7,538	6,362
Net unrealized losses on trading securities	(714)	(1,591)	(3,702)	(3,857)
Net gains (losses) on derivatives and hedging activities	487	(6)	2,085	(388)
Other	(82)	397	340	358
Total other income	15,108	596	18,623	1,057
OTHER EXPENSE
Compensation and benefits	10,309	11,111	31,085	31,065
Other operating expenses	5,818	5,749	17,992	17,704
Federal Housing Finance Agency (the FHFA)	832	934	2,593	2,870
Office of Finance	911	734	2,538	2,321
Other	2,788	2,444	8,090	8,583
Total other expense	20,658	20,972	62,298	62,543
INCOME BEFORE ASSESSMENTS	71,910	50,705	192,448	136,095
AHP assessments	7,238	5,110	19,387	13,720
NET INCOME	$64,672	$45,595	$173,061	$122,375

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$64,672	$45,595	$173,061	$122,375
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(8,690)	(61)	(54,280)	42,439
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	7,133	8,598	22,155	25,909
Net unrealized gains relating to hedging activities	3,526	1,305	17,229	3,938
Pension and postretirement benefits	(392)	305	(1,177)	914
Total other comprehensive income (loss)	1,577	10,147	(16,073)	73,200
Comprehensive income	$66,249	$55,742	$156,988	$195,575

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2016	24,113	$2,411,306	$987,711	$229,275	$1,216,986	$(383,514)	$3,244,778
Comprehensive income			97,900	24,475	122,375	73,200	195,575
Proceeds from sale of capital stock	7,314	731,366					731,366
Repurchase of capital stock	(8,614)	(861,354)					(861,354)
Shares reclassified to mandatorily redeemable capital stock	(87)	(8,670)					(8,670)
Cash dividends on capital stock			(74,079)		(74,079)		(74,079)
BALANCE, SEPTEMBER 30, 2017	22,726	$2,272,648	$1,011,532	$253,750	$1,265,282	$(310,314)	$3,227,616

BALANCE, DECEMBER 31, 2017	22,837	$2,283,721	$1,041,033	$267,316	$1,308,349	$(326,940)	$3,265,130
Comprehensive income			138,449	34,612	173,061	(16,073)	156,988
Proceeds from sale of capital stock	13,115	1,311,464					1,311,464
Repurchase of capital stock	(11,180)	(1,118,018)					(1,118,018)
Shares reclassified to mandatorily redeemable capital stock	(3)	(291)					(291)
Cash dividends on capital stock			(94,944)		(94,944)		(94,944)
BALANCE, SEPTEMBER 30, 2018	24,769	$2,476,876	$1,084,538	$301,928	$1,386,466	$(343,013)	$3,520,329

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$173,061	$122,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(5,205)	(5,690)
Provision (reduction of provision) for credit losses	6	(148)
Change in net fair-value adjustments on derivatives and hedging activities	62,198	(10,293)
Net other-than-temporary impairment losses on investment securities, credit portion	407	1,418
Other adjustments	4,057	3,741
Net change in:
Market value of trading securities	3,702	3,857
Accrued interest receivable	(8,366)	(238)
Other assets	(19,509)	(1,522)
Accrued interest payable	28,618	19,326
Other liabilities	9,183	(1,343)
Total adjustments	75,091	9,108
Net cash provided by operating activities	248,152	131,483

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(442,598)	(195,156)
Securities purchased under agreements to resell	(150,000)	3,000,000
Federal funds sold	(2,200,000)	(3,550,000)
Premises, software, and equipment	(533)	(1,901)
Loans to other FHLBanks	400,000	—
Trading securities:
Proceeds	767,897	717,022
Purchases	(749,072)	(618,051)
Available-for-sale securities:
Proceeds from long-term	979,365	902,513
Purchases of long-term	(3,150)	(1,710,033)
Held-to-maturity securities:
Proceeds from long-term	283,819	376,797
Advances to members:
Repaid	508,490,355	361,435,261
Originated	(511,902,406)	(359,828,724)
Mortgage loans held for portfolio:
Proceeds	320,586	352,393
Purchases	(517,010)	(608,887)
Proceeds from sale of foreclosed assets	2,440	3,239
Net cash (used in) provided by investing activities	(4,720,307)	274,473

FINANCING ACTIVITIES
Net change in deposits	9,013	10,348
Net payments on derivatives with a financing element	—	(4,100)
Net proceeds from issuance of consolidated obligations:

Discount notes	149,554,769	125,580,345
Bonds	8,128,518	7,821,400
Payments for maturing and retiring consolidated obligations:
Discount notes	(143,869,342)	(127,600,947)
Bonds	(9,661,015)	(6,491,880)
Proceeds from issuance of capital stock	1,311,464	731,366
Payments for repurchase of capital stock	(1,118,018)	(861,354)
Payments for redemption of mandatorily redeemable capital stock	(4,346)	(5,315)
Cash dividends paid	(94,947)	(74,076)
Net cash provided by (used in) financing activities	4,256,096	(894,213)
Net decrease in cash and due from banks	(216,059)	(488,257)
Cash and due from banks at beginning of the period	261,673	520,031
Cash and due from banks at end of the period	$45,614	$31,774
Supplemental disclosures:
Interest paid	$754,566	$471,076
AHP payments	$13,384	$16,217
Noncash receipt of trading securities	$7,130	$—
Noncash transfers of mortgage loans held for portfolio to other assets	$1,413	$1,588

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2018. These interim financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements and accordingly should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the SEC) on March 16, 2018 (the 2017 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Recently Issued and Adopted Accounting Guidance

Effective January 1, 2018

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employers disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance resulted in the reclassification of $352,000 and $1.1 million, respectively, of non-service cost components of net benefit cost from compensation and benefits expense to other non-interest expense in the statements of operations for the three and nine months ended September 30, 2017.

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

Becoming effective January 1, 2019

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On October 25, 2018, the FASB issued amended guidance to permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. This guidance is effective for us for interim and annual periods beginning on January 1, 2019, and while early adoption is permitted, we do not intend to adopt this guidance early. We are currently evaluating the effect this guidance may have on our financial condition, results of operations, and cash flows.

Targeted Improvements to Accounting for Hedging Activities. On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

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

This guidance becomes effective for us for interim and annual periods beginning on January 1, 2019, and while early adoption is permitted, we do not intend to adopt this guidance early. For all cash flow hedges existing on the date of adoption, this guidance will be applied through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance is required only prospectively. We have evaluated this guidance and it is not expected to affect our application of hedge accounting for existing hedge strategies, with the exception of designation of a fallback long-haul effectiveness testing method for our short-cut hedge strategies. Upon adoption, this guidance will prospectively affect our presentation of fair value hedge relationships on the statement of operations and will require certain new disclosures. We will continue to assess the new strategies and opportunities enabled by this guidance to expand our risk management strategies. We do not anticipate the adoption of this guidance will have a material effect on our financial condition, results of operations, or cash flows.

Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the FASB issued amended guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This guidance is effective for us for interim and annual periods beginning on January 1, 2019, and while early adoption is permitted, we do not intend to adopt this guidance early. This guidance will be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We currently do not have any assets that are in scope to be evaluated under the updated guidance. As such, adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows.

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance becomes effective for us for the interim and annual periods beginning on January 1, 2019, and while early application is permitted, we do not intend to adopt the new guidance early. Upon adoption of the new guidance, we currently estimate that we will recognize right-of-use assets and lease liabilities for our operating leases of approximately

$11.8 million and $12.3 million, respectively, on the statement of condition. We do not anticipate the adoption of this guidance will have a material effect on our results of operations or cash flows.

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

Note 3 — Trading Securities

Table 3.1 - Trading Securities by Major Security Type (dollars in thousands)

	September 30, 2018	December 31, 2017
Corporate bonds	$6,774	$—

Mortgage backed securities (MBS)
U.S. government-guaranteed – single-family	5,684	6,807
Government-sponsored enterprise (GSE)s – single-family	180	346
GSEs – multifamily	163,475	184,357
	169,339	191,510
Total	$176,113	$191,510

Net unrealized losses on trading securities for the nine months ended September 30, 2018 and 2017, amounted to $3.7 million and $3.9 million, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	September 30, 2018
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$45,850	$—	$(5,513)	$40,337
Supranational institutions	409,784	—	(14,606)	395,178
U.S. government-owned corporations	286,169	—	(17,545)	268,624
GSEs	118,173	—	(4,748)	113,425
	859,976	—	(42,412)	817,564
MBS
U.S. government guaranteed – single-family	84,742	41	(3,746)	81,037
U.S. government guaranteed – multifamily	374,986	—	(7,471)	367,515
GSEs – single-family	3,856,145	962	(125,102)	3,732,005
GSEs – multifamily	1,227,842	1,444	(327)	1,228,959
	5,543,715	2,447	(136,646)	5,409,516
Total	$6,403,691	$2,447	$(179,058)	$6,227,080
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

Table 4.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position by Major Security Type (dollars in thousands)

	September 30, 2018
	Length of Continuous Unrealized Loss Less than 12 Months		Length of Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$21,793	$(3,587)	$18,544	$(1,926)	$40,337	$(5,513)
Supranational institutions	—	—	395,178	(14,606)	395,178	(14,606)
U.S. government-owned corporations	—	—	268,624	(17,545)	268,624	(17,545)
GSEs	—	—	113,425	(4,748)	113,425	(4,748)
	21,793	(3,587)	795,771	(38,825)	817,564	(42,412)

MBS
U.S. government guaranteed – single-family	—	—	61,434	(3,746)	61,434	(3,746)
U.S. government guaranteed – multifamily	—	—	367,515	(7,471)	367,515	(7,471)
GSEs – single-family	1,175,912	(32,577)	2,439,363	(92,525)	3,615,275	(125,102)
GSEs – multifamily	339,153	(327)	—	—	339,153	(327)
	1,515,065	(32,904)	2,868,312	(103,742)	4,383,377	(136,646)
Total temporarily impaired	$1,536,858	$(36,491)	$3,664,083	$(142,567)	$5,200,941	$(179,058)

	December 31, 2017
	Length of Continuous Unrealized Loss Less than 12 Months		Length of Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$29,345	$(4,005)	$8,338	$(1,012)	$37,683	$(5,017)
Supranational institutions	—	—	418,285	(20,382)	418,285	(20,382)
U.S. government-owned corporations	—	—	292,077	(21,908)	292,077	(21,908)
GSEs	—	—	121,343	(7,401)	121,343	(7,401)
	29,345	(4,005)	840,043	(50,703)	869,388	(54,708)
MBS
U.S. government guaranteed – single-family	—	—	70,877	(2,998)	70,877	(2,998)
U.S. government guaranteed – multifamily	64,219	(571)	379,154	(4,031)	443,373	(4,602)
GSEs – single-family	1,853,323	(12,661)	2,540,006	(50,874)	4,393,329	(63,535)
	1,917,542	(13,232)	2,990,037	(57,903)	4,907,579	(71,135)
Total temporarily impaired	$1,946,887	$(17,237)	$3,830,080	$(108,606)	$5,776,967	$(125,843)

Table 4.3 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	September 30, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	42,700	37,640	42,700	37,683
Due after five years through 10 years	457,717	441,968	438,667	418,285
Due after 10 years	359,559	337,956	442,729	413,420
	859,976	817,564	924,096	869,388
MBS (1)	5,543,715	5,409,516	6,522,971	6,455,348
Total	$6,403,691	$6,227,080	$7,447,067	$7,324,736
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 5 — Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	September 30, 2018
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$416	$—	$416	$1	$—	$417
HFA securities	124,560	—	124,560	6	(3,542)	121,024
	124,976	—	124,976	7	(3,542)	121,441
MBS
U.S. government guaranteed – single-family	8,647	—	8,647	170	—	8,817
GSEs – single-family	444,076	—	444,076	7,369	(2,140)	449,305
GSEs – multifamily	211,476	—	211,476	1,511	—	212,987
Private-label – residential	712,078	(136,043)	576,035	264,618	(1,648)	839,005
Asset-backed securities (ABS) backed by home equity loans	7,108	(19)	7,089	24	(177)	6,936
	1,383,385	(136,062)	1,247,323	273,692	(3,965)	1,517,050
Total	$1,508,361	$(136,062)	$1,372,299	$273,699	$(7,507)	$1,638,491

	December 31, 2017
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$1,042	$—	$1,042	$10	$—	$1,052
HFA securities	146,410	—	146,410	26	(14,372)	132,064
	147,452	—	147,452	36	(14,372)	133,116
MBS
U.S. government guaranteed – single-family	10,097	—	10,097	190	—	10,287
U.S. government guaranteed – multifamily	280	—	280	—	—	280
GSEs – single-family	568,948	—	568,948	10,410	(310)	579,048
GSEs – multifamily	214,641	—	214,641	6,451	—	221,092
Private-label – residential	835,070	(158,194)	676,876	278,217	(3,195)	951,898
ABS backed by home equity loans	7,851	(23)	7,828	27	(349)	7,506
	1,636,887	(158,217)	1,478,670	295,295	(3,854)	1,770,111
Total	$1,784,339	$(158,217)	$1,626,122	$295,331	$(18,226)	$1,903,227

Table 5.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position by Major Security Type (dollars in thousands)

	September 30, 2018
	Length of Continuous Unrealized Loss Less than 12 Months		Length of Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$110,953	$(3,542)	$110,953	$(3,542)

MBS
GSEs – single-family	106,028	(1,650)	22,748	(490)	128,776	(2,140)
Private-label – residential	—	—	117,245	(2,555)	117,245	(2,555)
ABS backed by home equity loans	—	—	5,869	(177)	5,869	(177)
	106,028	(1,650)	145,862	(3,222)	251,890	(4,872)
Total	$106,028	$(1,650)	$256,815	$(6,764)	$362,843	$(8,414)

	December 31, 2017
	Length of Continuous Unrealized Loss Less than 12 Months		Length of Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$121,203	$(14,372)	$121,203	$(14,372)

MBS
GSEs – single-family	44,759	(52)	28,771	(258)	73,530	(310)
Private-label – residential	—	—	158,963	(5,558)	158,963	(5,558)
ABS backed by home equity loans	—	—	7,371	(350)	7,371	(350)
	44,759	(52)	195,105	(6,166)	239,864	(6,218)
Total	$44,759	$(52)	$316,308	$(20,538)	$361,067	$(20,590)

Table 5.3 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	September 30, 2018			December 31, 2017
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,251	$1,251	$1,256	$264	$264	$267
Due after one year through five years	9,230	9,230	9,232	11,613	11,613	11,645
Due after five years through 10 years	17,565	17,565	17,458	18,245	18,245	18,226
Due after 10 years	96,930	96,930	93,495	117,330	117,330	102,978
	124,976	124,976	121,441	147,452	147,452	133,116
MBS (2)	1,383,385	1,247,323	1,517,050	1,636,887	1,478,670	1,770,111
Total	$1,508,361	$1,372,299	$1,638,491	$1,784,339	$1,626,122	$1,903,227
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at September 30, 2018. At September 30, 2018, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis. We do not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. For those securities for which a credit loss was recognized during the nine months ended September 30, 2018, Table 6.1 presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS.

Table 6.1 - Significant Inputs and Current Credit Enhancement for Securities with a Current Period Credit Loss (dollars in thousands)

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$6,230	12.6%	18.5%	27.3%	23.6%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

Table 6.2 - Total MBS Other-than-Temporarily Impaired During the Life of the Security (dollars in thousands)

	September 30, 2018
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$25,864	$22,026	$17,295	$24,484
Private-label residential MBS – Alt-A	831,215	597,346	466,033	721,713
ABS backed by home equity loans – Subprime	161	150	132	155
Total other-than-temporarily impaired securities	$857,240	$619,522	$483,460	$746,352

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

Table 6.3 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$437,315	$468,706	$452,523	$490,404
Additions:
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	71	432	407	1,418
Reductions:
Securities matured during the period(2)	—	—	—	(5,565)
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income	(7,997)	(8,356)	(23,541)	(25,475)
Balance at end of period	$429,389	$460,782	$429,389	$460,782
_______________________

(1)
For the three months ended September 30, 2018 and 2017, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to July 1, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to securities that were also previously impaired prior to January 1, 2018 and 2017.

(2)	Represents reductions related to securities having reached final maturity during the period and, therefore, are no longer held by us at the end of the period.

Note 7 — Advances

General Terms. At both September 30, 2018, and December 31, 2017, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent.

Table 7.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	September 30, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$7,887	2.63%	$5,698	1.70%
Due in one year or less	20,964,860	2.20	21,501,397	1.56
Due after one year through two years	12,202,282	2.30	7,462,785	1.65
Due after two years through three years	2,171,439	2.28	2,709,951	1.85
Due after three years through four years	2,130,610	2.32	2,084,105	2.03
Due after four years through five years	2,466,375	2.10	2,071,989	1.56
Thereafter	1,115,924	2.85	1,811,241	2.23
Total par value	41,059,377	2.25%	37,647,166	1.66%
Premiums	14,394		17,931
Discounts	(36,356)		(32,757)
Fair value of bifurcated derivatives (1)	(221)		(1,591)
Hedging adjustments	(109,555)		(64,782)
Total	$40,927,639		$37,565,967

_________________________

(1)	At September 30, 2018, and December 31, 2017, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

Table 7.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (1) (dollars in thousands)

	September 30, 2018	December 31, 2017
Overdrawn demand-deposit accounts	$7,887	$5,698
Due in one year or less	30,153,735	25,842,572
Due after one year through two years	4,202,282	3,722,785
Due after two years through three years	2,161,439	2,709,951
Due after three years through four years	1,968,910	1,924,105
Due after four years through five years	1,503,175	1,684,789
Thereafter	1,061,949	1,757,266
Total par value	$41,059,377	$37,647,166
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

Table 7.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

Year of Contractual Maturity or Next Put Date, Par Value	September 30, 2018	December 31, 2017
Overdrawn demand-deposit accounts	$7,887	$5,698
Due in one year or less	22,282,660	22,828,547
Due after one year through two years	12,426,982	7,921,035
Due after two years through three years	2,211,439	2,686,951
Due after three years through four years	1,807,610	1,984,705
Due after four years through five years	1,518,375	1,216,989
Thereafter	804,424	1,003,241
Total par value	$41,059,377	$37,647,166

Table 7.4 - Advances by Current Interest Rate Terms (dollars in thousands)

Par value of advances	September 30, 2018	December 31, 2017
Fixed-rate	$30,882,215	$31,658,293
Variable-rate	10,177,162	5,988,873
Total par value	$41,059,377	$37,647,166

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At September 30, 2018, and December 31, 2017, we had $14.3 billion and $12.1 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five and six borrowers at September 30, 2018, and December 31, 2017, representing 34.8 percent and 32.3 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

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

Table 8.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	September 30, 2018	December 31, 2017
Real estate
Fixed-rate 15-year single-family mortgages	$410,019	$466,952
Fixed-rate 20- and 30-year single-family mortgages	3,714,114	3,466,752
Premiums	67,957	70,074
Discounts	(1,730)	(1,541)
Deferred derivative gains, net	2,565	3,000
Total mortgage loans held for portfolio	4,192,925	4,005,237
Less: allowance for credit losses	(500)	(500)
Total mortgage loans, net of allowance for credit losses	$4,192,425	$4,004,737

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	September 30, 2018	December 31, 2017
Conventional mortgage loans	$3,787,412	$3,568,473
Government mortgage loans	336,721	365,231
Total par value	$4,124,133	$3,933,704

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

At September 30, 2018, and December 31, 2017, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the nine months ended September 30, 2018, and 2017.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at September 30, 2018, and December 31, 2017. At September 30, 2018, and December 31, 2017, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 17 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2018, and December 31, 2017. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on our conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. Table 9.1 sets forth certain key credit quality indicators for our investments in mortgage loans at September 30, 2018, and December 31, 2017 (dollars in thousands):

Table 9.1 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2018
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$24,591	$10,264	$34,855
Past due 60-89 days delinquent	4,963	3,742	8,705
Past due 90 days or more delinquent	9,813	4,849	14,662
Total past due	39,367	18,855	58,222
Total current loans	3,828,656	326,644	4,155,300
Total mortgage loans	$3,868,023	$345,499	$4,213,522
Other delinquency statistics
In process of foreclosure, included above (1)	$4,223	$1,446	$5,669
Serious delinquency rate (2)	0.28%	1.40%	0.37%
Past due 90 days or more still accruing interest	$—	$4,849	$4,849
Loans on nonaccrual status (3)	$10,138	$—	$10,138
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Individually Evaluated Impaired Loans.

Table 9.2 - Individually Evaluated Impaired Conventional Mortgage Loans (dollars in thousands)

	September 30, 2018		December 31, 2017
	Recorded Investment	Par Value	Recorded Investment	Par Value
Individually evaluated impaired mortgage loans with no related allowance	$15,671	$15,632	$17,668	$17,630

Table 9.3 - Average Recorded Investment of Individually Evaluated Impaired Mortgage Loans and Related Interest Income (dollars in thousands)

	For the Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$15,641	$116	$18,645	$91

Table 9.3 - Average Recorded Investment of Individually Evaluated Impaired Mortgage Loans and Related Interest Income (dollars in thousands)

	For the Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Individually evaluated impaired mortgage loans with no related allowance	$16,226	$334	$19,614	$314

Credit Enhancements.

For information on our credit enhancements held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses in the 2017 Annual Report.

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. Table 9.4 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2018 and 2017, as well as the recorded investment in mortgage loans by impairment methodology at September 30, 2018 and 2017. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 9.4 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Allowance for credit losses
Balance, beginning of period	$500	$500	$500	$650
Charge-offs, net of recoveries	—	(28)	(6)	(2)
Provision (reduction of provision) for credit losses	—	28	6	(148)
Balance, end of period	$500	$500	$500	$500
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$500	$500	$500	$500
Recorded investment, end of period (1)
Individually evaluated for impairment	$15,671	$18,786	$15,671	$18,786
Collectively evaluated for impairment	$3,852,352	$3,562,789	$3,852,352	$3,562,789
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Note 10 — Derivatives and Hedging Activities

Table 10.1 - Fair Value of Derivative Instruments (dollars in thousands)

	September 30, 2018			December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$12,340,429	$15,169	$(291,922)	$14,118,994	$52,557	$(332,830)
Forward-start interest-rate swaps	376,200	—	(403)	481,200	—	(9,807)
Total derivatives designated as hedging instruments	12,716,629	15,169	(292,325)	14,600,194	52,557	(342,637)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,164,300	2,753	(1,536)	1,166,900	3,512	(4,688)
Mortgage-delivery commitments (1)	41,397	27	(80)	42,918	169	(27)
Total derivatives not designated as hedging instruments	1,205,697	2,780	(1,616)	1,209,818	3,681	(4,715)
Total notional amount of derivatives	$13,922,326			$15,810,012
Total derivatives before netting and collateral adjustments		17,949	(293,941)		56,238	(347,352)
Netting adjustments and cash collateral, including related accrued interest (2)		4,007	65,814		(21,452)	46,902
Derivative assets and derivative liabilities		$21,956	$(228,127)		$34,786	$(300,450)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $71.5 million and $25.8 million at September 30, 2018, and December 31, 2017, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $1.7 million and $350,000 at September 30, 2018, and December 31, 2017.

Table 10.2 - Net Gains and Losses on Derivatives and Hedging Activities Recorded in Other Income (Loss) (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives designated as hedging instruments
Interest-rate swaps	$557	$(876)	$2,140	$(2,287)
Forward-start interest-rate swaps	83	(18)	244	213
Total net gains (losses) related to derivatives designated as hedging instruments	640	(894)	2,384	(2,074)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	7	14	729	(208)
CO Bond firm commitments	—	56	—	56
Mortgage-delivery commitments	131	692	(336)	1,556
Total net gains related to derivatives not designated as hedging instruments	138	762	393	1,404

Other(1)	(291)	126	(692)	282

Net gains (losses) on derivatives and hedging activities	$487	$(6)	$2,085	$(388)
______________
(1) Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Table 10.3 - Effect of Fair Value Hedge Relationships (dollars in thousands)

	For the Three Months Ended September 30, 2018
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(1,975)	$1,667	$(308)	$15,769
Investments	19,287	(18,832)	455	(6,200)
COs – bonds	(3,069)	3,479	410	(8,787)
Total	$14,243	$(13,686)	$557	$782

	For the Three Months Ended September 30, 2017
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$9,382	$(8,881)	$501	$(2,878)
Investments	5,007	(4,503)	504	(7,879)
COs – bonds	2,018	(3,899)	(1,881)	242
Total	$16,407	$(17,283)	$(876)	$(10,515)

______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

	For the Nine Months Ended September 30, 2018
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$46,793	$(44,773)	$2,020	$36,001
Investments	68,878	(67,270)	1,608	(19,975)
COs – bonds	(51,171)	49,683	(1,488)	(20,317)
Total	$64,500	$(62,360)	$2,140	$(4,291)

	For the Nine Months Ended September 30, 2017
	Gain/(Loss) on Derivative	(Loss)/Gain on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$19,150	$(18,780)	$370	$(24,566)
Investments	8,412	(7,047)	1,365	(24,319)
COs – bonds	19,813	(23,835)	(4,022)	6,965
Total	$47,375	$(49,662)	$(2,287)	$(41,920)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

Table 10.4 - Effect of Cash Flow Hedge Relationships (dollars in thousands)

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Gains (Losses) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Gains (Losses) Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Forward-start Interest-rate swaps - CO bonds
For the Three Months Ended September 30, 2018	$2,985	Interest expense	$(537)	$83
For the Three Months Ended September 30, 2017	(856)	Interest expense	(2,158)	(18)

For the Nine Months Ended September 30, 2018	14,733	Interest expense	(2,485)	244
For the Nine Months Ended September 30, 2017	(5,937)	Interest expense	(9,865)	213

For the nine months ended September 30, 2018 and 2017, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2018, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is three years.

As of September 30, 2018, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $3.5 million.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a DCO, our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2018, was $276.8 million for which we had delivered collateral with a post-haircut value of $258.0 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 10.5 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2018.

Table 10.5 - Post Haircut Value of Incremental Collateral to be Delivered as of September 30, 2018 (dollars in thousands)

Ratings Downgrade (1)		Incremental
From	To	Collateral
AA+	AA or AA-	$1,142
AA-	A+, A or A-	13,584
A-	below A-	14,723
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

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

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at September 30, 2018.

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

Table 10.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2018, and December 31, 2017, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 10.6 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	September 30, 2018
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Received or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$17,319	$(15,542)	$27	$1,804	$—	$—	$1,804
Cleared	603	19,549		20,152	—	—	20,152
Total				$21,956			$21,956

Derivative Liabilities
Uncleared	$(292,034)	$63,987	$(80)	$(228,127)	$10,809	$206,680	$(10,638)
Cleared	(1,828)	1,828		—	—	—	—
Total				$(228,127)			$(10,638)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At September 30, 2018, we had additional net credit exposure of $220,000 due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Table 11.1 - Deposits (dollars in thousands)

	September 30, 2018	December 31, 2017
Interest-bearing
Demand and overnight	$460,636	$447,700
Term	800	—
Other	1,913	3,222
Noninterest-bearing
Other	21,412	26,147
Total deposits	$484,761	$477,069

The aggregate amount of time deposits with a denomination of $100,000 or more was $800,000 as of September 30, 2018.

Note 12 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 12.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	September 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$10,123,250	1.80%	$12,186,510	1.35%
Due after one year through two years	6,283,295	2.15	5,288,470	1.63
Due after two years through three years	3,073,605	2.19	3,128,240	1.81
Due after three years through four years	2,395,865	1.98	2,759,460	1.74
Due after four years through five years	1,410,655	2.30	1,572,775	2.00
Thereafter	3,482,710	3.06	3,389,695	2.76
Total par value	26,769,380	2.13%	28,325,150	1.70%
Premiums	92,653		90,836
Discounts	(15,637)		(15,685)
Hedging adjustments	(105,360)		(55,678)
	$26,741,036		$28,344,623
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Table 12.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	September 30, 2018	December 31, 2017
Noncallable and nonputable	$21,867,380	$23,931,150
Callable	4,902,000	4,394,000
Total par value	$26,769,380	$28,325,150

Table 12.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2018	December 31, 2017
Due in one year or less	$13,698,250	$15,309,510
Due after one year through two years	6,392,295	5,580,470
Due after two years through three years	2,491,605	3,020,240
Due after three years through four years	1,485,865	1,542,460
Due after four years through five years	1,140,655	1,107,775
Thereafter	1,560,710	1,764,695
Total par value	$26,769,380	$28,325,150

Table 12.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	September 30, 2018	December 31, 2017
Fixed-rate	$20,954,380	$21,416,150
Simple variable-rate	3,983,000	5,432,000
Step-up	1,832,000	1,477,000
Total par value	$26,769,380	$28,325,150

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:
Table 12.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2018	$33,431,980	$33,501,223	2.07%
December 31, 2017	$27,720,906	$27,752,860	1.25%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program

Table 13.1 - AHP Liability (dollars in thousands)

	September 30, 2018	December 31, 2017
Balance at beginning of year	$81,600	$81,627
AHP expense for the period	19,387	21,307
AHP direct grant disbursements	(13,384)	(18,628)
AHP subsidy for AHP advance disbursements	(3,707)	(2,782)
Return of previously disbursed grants and subsidies	86	76
Balance at end of period	$83,982	$81,600

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

The FHFA may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

Table 14.1 demonstrates our compliance with our regulatory capital requirements at September 30, 2018, and December 31, 2017.

Table 14.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	September 30, 2018	December 31, 2017

Permanent capital
Class B capital stock	$2,476,876	$2,283,721
Mandatorily redeemable capital stock	31,868	35,923
Retained earnings	1,386,466	1,308,349
Total permanent capital	$3,895,210	$3,627,993
Risk-based capital requirement
Credit-risk capital	$320,819	$328,557
Market-risk capital	253,082	170,102
Operations-risk capital	172,170	149,598
Total risk-based capital requirement	$746,071	$648,257
Permanent capital in excess of risk-based capital requirement	$3,149,139	$2,979,736

	September 30, 2018		December 31, 2017
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$746,071	$3,895,210	$648,257	$3,627,993
Total regulatory capital	$2,587,752	$3,895,210	$2,414,478	$3,627,993
Total capital-to-asset ratio	4.0%	6.0%	4.0%	6.0%

Leverage Ratio
Leverage capital	$3,234,690	$5,842,815	$3,018,097	$5,441,990
Leverage capital-to-assets ratio	5.0%	9.0%	5.0%	9.0%

Note 15 — Accumulated Other Comprehensive Loss
Table 15.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2017	$(94,309)	$(175,068)	$(45,554)	$(5,530)	$(320,461)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(61)	—	(856)	—	(917)
Accretion of noncredit loss	—	8,178	—	—	8,178
Net actuarial gain	—	—	—	112	112
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	420	—	—	420
Amortization - hedging activities (2)	—	—	2,161	—	2,161
Amortization - pension and postretirement benefits (3)	—	—	—	193	193
Other comprehensive (loss) income	(61)	8,598	1,305	305	10,147
Balance, September 30, 2017	$(94,370)	$(166,470)	$(44,249)	$(5,225)	$(310,314)

Balance, June 30, 2018	$(167,921)	$(143,196)	$(26,733)	$(6,740)	$(344,590)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(8,690)	—	2,985	—	(5,705)
Accretion of noncredit loss	—	7,127	—	—	7,127
Net actuarial loss	—	—	—	(729)	(729)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	6	—	—	6
Amortization - hedging activities (4)	—	—	541	—	541
Amortization - pension and postretirement benefits (3)	—	—	—	337	337
Other comprehensive (loss) income	(8,690)	7,133	3,526	(392)	1,577
Balance, September 30, 2018	$(176,611)	$(136,063)	$(23,207)	$(7,132)	$(343,013)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $2.2 million recorded in CO bond interest expense and $4,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other non-interest expenses in the statement of operations.

(4)	Amortization of hedging activities includes $537,000 recorded in CO bond interest expense and $4,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

Table 15.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2016	$(136,809)	$(192,379)	$(48,187)	$(6,139)	$(383,514)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	42,439	—	(5,937)	—	36,502
Accretion of noncredit loss	—	24,593	—	—	24,593
Net actuarial gain	—	—	—	336	336
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,316	—	—	1,316
Amortization - hedging activities (2)	—	—	9,875	—	9,875
Amortization - pension and postretirement benefits (3)	—	—	—	578	578
Other comprehensive income	42,439	25,909	3,938	914	73,200
Balance, September 30, 2017	$(94,370)	$(166,470)	$(44,249)	$(5,225)	$(310,314)

Balance, December 31, 2017	$(122,331)	$(158,218)	$(40,436)	$(5,955)	$(326,940)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(54,280)	—	14,733	—	(39,547)
Accretion of noncredit loss	—	21,945	—	—	21,945
Net actuarial loss	—	—	—	(2,189)	(2,189)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	210	—	—	210
Amortization - hedging activities (4)	—	—	2,496	—	2,496
Amortization - pension and postretirement benefits (3)	—	—	—	1,012	1,012
Other comprehensive (loss) income	(54,280)	22,155	17,229	(1,177)	(16,073)
Balance, September 30, 2018	$(176,611)	$(136,063)	$(23,207)	$(7,132)	$(343,013)
_______________________

(1)	Recorded in net amount of impairment losses reclassified to accumulated other comprehensive loss in the statement of operations.

(2)	Amortization of hedging activities includes $9.9 million recorded in CO bond interest expense and $11,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other non-interest expenses in the statement of operations.

(4)	Amortization of hedging activities includes $2.5 million recorded in CO bond interest expense and $11,000 recorded in net losses on derivatives and hedging activities in the statement of operations.

Note 16 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial Statements and Supplementary Data — Note 18 — Fair Values in the 2017 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine months ended September 30, 2018.

Table 16.1 - Fair Value Summary (dollars in thousands)

	September 30, 2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$45,614	$45,614	$45,614	$—	$—	$—
Interest-bearing deposits	397,203	397,203	397,203	—	—	—
Securities purchased under agreements to resell	5,499,000	5,498,962	—	5,498,962	—	—
Federal funds sold	5,650,000	5,650,001	—	5,650,001	—	—
Trading securities(1)	176,113	176,113	—	176,113	—	—
Available-for-sale securities(1)	6,227,080	6,227,080	—	6,186,743	40,337	—
Held-to-maturity securities	1,372,299	1,638,491	—	671,526	966,965	—
Advances	40,927,639	40,880,159	—	40,880,159	—	—
Mortgage loans, net	4,192,425	4,076,278	—	4,056,143	20,135	—
Accrued interest receivable	102,466	102,466	—	102,466	—	—
Derivative assets(1)	21,956	21,956	—	17,949	—	4,007
Other assets (1)	26,036	26,036	11,189	14,847	—	—
Liabilities:
Deposits	(484,761)	(484,750)	—	(484,750)	—	—
COs:
Bonds	(26,741,036)	(26,508,907)	—	(26,508,907)	—	—
Discount notes	(33,431,980)	(33,428,979)	—	(33,428,979)	—	—
Mandatorily redeemable capital stock	(31,868)	(31,868)	(31,868)	—	—	—
Accrued interest payable	(119,242)	(119,242)	—	(119,242)	—	—
Derivative liabilities(1)	(228,127)	(228,127)	—	(293,941)	—	65,814
Other:
Commitments to extend credit for advances	—	(4,946)	—	(4,946)	—	—
Standby letters of credit	(1,179)	(1,179)	—	(1,179)	—	—
_______________________

(1)	Carried at fair value and measured on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

	December 31, 2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$261,673	$261,673	$261,673	$—	$—	$—
Interest-bearing deposits	246	246	246	—	—	—
Securities purchased under agreements to resell	5,349,000	5,348,898	—	5,348,898	—	—
Federal funds sold	3,450,000	3,449,981	—	3,449,981	—	—
Trading securities(1)	191,510	191,510	—	191,510	—	—
Available-for-sale securities(1)	7,324,736	7,324,736	—	7,287,053	37,683	—
Held-to-maturity securities	1,626,122	1,903,227	—	811,759	1,091,468	—
Advances	37,565,967	37,591,048	—	37,591,048	—	—
Mortgage loans, net	4,004,737	4,035,928	—	4,013,704	22,224	—
Loans to other FHLBanks(3)	400,000	399,997	—	399,997	—	—
Accrued interest receivable	94,100	94,100	—	94,100	—	—
Derivative assets(1)	34,786	34,786	—	56,238	—	(21,452)
Other assets(1)	22,351	22,351	9,726	12,625	—	—
Liabilities:
Deposits	(477,069)	(477,060)	—	(477,060)	—	—
COs:
Bonds	(28,344,623)	(28,353,945)	—	(28,353,945)	—	—
Discount notes	(27,720,906)	(27,719,598)	—	(27,719,598)	—	—
Mandatorily redeemable capital stock	(35,923)	(35,923)	(35,923)	—	—	—
Accrued interest payable	(90,626)	(90,626)	—	(90,626)	—	—
Derivative liabilities(1)	(300,450)	(300,450)	—	(347,352)	—	46,902
Other:
Commitments to extend credit for advances	—	(3,817)	—	(3,817)	—	—
Standby letters of credit	(1,100)	(1,100)	—	(1,100)	—	—

_______________________

(1)	Carried at fair value and measured on a recurring basis.

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

Fair Value Measured on a Recurring Basis.

Table 16.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in thousands)

	September 30, 2018
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Trading securities:
Corporate bonds	$—	$6,774	$—	$—	$6,774
U.S. government-guaranteed – single-family MBS	—	5,684	—	—	5,684
GSEs – single-family MBS	—	180	—	—	180
GSEs – multifamily MBS	—	163,475	—	—	163,475
Total trading securities	—	176,113	—	—	176,113
Available-for-sale securities:
State or local HFA securities	—	—	40,337	—	40,337
Supranational institutions	—	395,178	—	—	395,178
U.S. government-owned corporations	—	268,624	—	—	268,624
GSEs	—	113,425	—	—	113,425
U.S. government guaranteed – single-family MBS	—	81,037	—	—	81,037
U.S. government guaranteed – multifamily MBS	—	367,515	—	—	367,515
GSEs – single-family MBS	—	3,732,005	—	—	3,732,005
GSEs – multifamily	—	1,228,959	—	—	1,228,959
Total available-for-sale securities	—	6,186,743	40,337	—	6,227,080
Derivative assets:
Interest-rate-exchange agreements	—	17,922	—	4,007	21,929
Mortgage delivery commitments	—	27	—	—	27
Total derivative assets	—	17,949	—	4,007	21,956
Other assets	11,189	14,847	—	—	26,036
Total assets at fair value	$11,189	$6,395,652	$40,337	$4,007	$6,451,185
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(293,861)	$—	$65,814	$(228,047)
Mortgage delivery commitments	—	(80)	—	—	(80)
Total liabilities at fair value	$—	$(293,941)	$—	$65,814	$(228,127)
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

Table 16.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2018 and 2017.

Table 16.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$37,600	$15,414	$37,683	$8,146
Purchases	3,150	3,520	3,150	11,120
Unrealized gains (losses) included in other comprehensive income	(413)	(391)	(496)	(723)
Balance at end of period	$40,337	$18,543	$40,337	$18,543

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

Table 16.4 - Fair Value of Assets Measured at Fair Value on a Nonrecurring Basis (1) (dollars in thousands)

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,736	$1,736
Mortgage loans held for portfolio	—	—	1,122	1,122
REO	—	—	361	361

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$3,219	$3,219

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,970	$1,970
Mortgage loans held for portfolio	—	—	4,608	4,608
REO	—	—	784	784

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$7,362	$7,362

_______________________

(1)	The fair values presented are as of the date the fair value adjustment was recorded during the nine months ended September 30, 2018, and year ended December 31, 2017.

Note 17 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2018, and through the filing of this report, we believe that the likelihood is only remote that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2018, and December 31, 2017. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $958.8 billion and $978.2 billion at September 30, 2018, and December 31, 2017, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 17.1 - Off-Balance Sheet Commitments (dollars in thousands)

	September 30, 2018			December 31, 2017
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$6,086,259	$231,611	$6,317,870	$5,034,725	$223,167	$5,257,892
Commitments for unused lines of credit - advances (2)	1,213,453	—	1,213,453	1,216,592	—	1,216,592
Commitments to make additional advances	20,880	37,527	58,407	18,851	63,488	82,339
Commitments to invest in mortgage loans	41,397	—	41,397	42,918	—	42,918
Unsettled CO bonds, at par	138,800	—	138,800	52,550	—	52,550
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At September 30, 2018, and December 31, 2017, these amounts totaled $29.3 million and $1.4 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $543,000 at December 31, 2017.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as security for deposits from federal, state, and municipal government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.2 million and $1.1 million, respectively, at September 30, 2018, and December 31, 2017.

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
Table 18.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2018
Citizens Bank, N.A.	$354,645	14.1%	$8,009,938	19.5%	$5,692	10.0%

As of December 31, 2017
Citizens Bank, N.A.	$227,287	9.8%	$4,858,592	12.9%	$2,558	6.0%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances and fees on letters of credit from Citizens Bank, N.A. during the three and nine months ended September 30, 2018, and 2017, as follows (dollars in thousands):
Table 18.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Citizens Bank, N.A.	2018	2017	2018	2017
Interest income on advances	$33,144	$14,316	$89,228	$46,968
Fees on letters of credit	1,257	1,002	3,338	2,448

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

Table 18.3 presents the outstanding balances of capital stock, advances, and accrued interest receivable with members whose officers or directors serve on our board of directors, and those balances as a percentage of our total balance as reported on our statement of condition:

Table 18.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2018	$106,932	4.3%	$2,002,884	4.9%	$2,960	5.2%
As of December 31, 2017	114,498	4.9	2,133,374	5.7	2,466	5.8

Note 19 — Subsequent Events

On October 19, 2018, the board of directors declared a cash dividend at an annualized rate of 5.87 percent based on capital stock balances outstanding during the third quarter of 2018. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $35.6 million and was paid on November 2, 2018.

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

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•
the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, changes in benchmark interest rates, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in the general economy, including changes resulting from changes in U.S. fiscal policy or ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments; the condition of the capital markets on our COs;

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

•
changes in the fair value and economic value of, impairments of, and risks, including risks related to changes in or cessation of benchmark interest rates, associated with the Bank’s investments in mortgage loans and MBS or other assets and the related credit enhancement protections;

•
membership conditions and changes, including changes resulting from member failures, mergers or changing financial health, changes due to member eligibility, changes in the principal place of business of members, or the addition of new members;

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

EXECUTIVE SUMMARY

For the three months ended September 30, 2018, net income increased to $64.7 million, from $45.6 million for the three months ended September 30, 2017. The improvements in net income were largely the result of litigation settlement income in the third quarter of 2018 of $12.8 million, while there were no litigation settlements in the third quarter of 2017, as well as a

$6.4 million increase in net interest income after provision for credit losses. Our return on average equity was 7.56 percent for the three months ended September 30, 2018, compared with 5.64 percent for the three months ended September 30, 2017, an increase of 192 basis points. The increase in return on average equity was largely a result of the aforementioned increases in litigation settlements and net interest income after provision for credit losses. Our financial condition continued to strengthen with retained earnings growing to $1.4 billion at September 30, 2018, a surplus of $686.5 million over our minimum retained earnings target, and our regulatory capital ratio stood at 6.0 percent. We continue to satisfy all regulatory capital requirements as of September 30, 2018. On October 19, 2018, our board of directors declared a cash dividend that was equivalent to an annual yield of 5.87 percent, the approximate daily average three-month London Interbank Offered Rate (LIBOR) yield for the third quarter of 2018 plus 350 basis points.

Net Interest Margin

For the three months ended September 30, 2018, net interest margin was 0.50 percent, an increase of one basis point from the three months ended September 30, 2017. The net interest margin benefited from an increase in interest rates, as the economy continued to strengthen as discussed under — Economic Conditions — Interest-Rate Environment, and an increase in average earning assets of $2.9 billion.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $40.9 billion at September 30, 2018, compared to $37.6 billion at December 31, 2017. The increase in advances was primarily in variable-rate advances. The daily average balance of advances for the quarter ending September 30, 2018 was $38.2 billion, compared to $35.8 billion for the quarter ending September 30, 2017.

Accretable yields from investments in private-label MBS

For the three months ended September 30, 2018 and 2017, we recognized $8.0 million and $8.4 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2017 Annual Report.

The amortized cost of our total investments in private-label residential MBS and ABS backed by home-equity loans has declined to $719.2 million at September 30, 2018. Other-than-temporary impairment credit losses were $71,000 for the three months ended September 30, 2018.

Regulatory Developments

The FHFA and other regulators with authority over us or our way of doing business have proposed regulations or guidance during the quarter as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment

The labor market continued to strengthen in the third quarter of 2018. The national unemployment rate decreased from 4.0 percent in June 2018 to 3.7 percent in September 2018. Jobs gains were strong and averaged a net gain of 190,000 jobs per month during the third quarter. The New England region also continued to see improvements in the labor market. The September 2018 unemployment rate for the six New England states as a whole was 3.6 percent, a 0.1 percent decrease from September 2017.

Interest-Rate Environment

On September 26, 2018, the Federal Open Market Committee (FOMC) announced an increase of the target range for the federal funds rate by 25 basis points to 2 percent to 2.25 percent. Projections by FOMC participants in September 2018 suggest a further increase in the target range for the federal funds rate of approximately 25 basis points by the end of 2018.

Long-term interest rates have risen since the beginning of 2018, reaching multi-year highs on expectations that the continuing economic expansion may result in stronger inflation. Increases in long-term interest rates, especially the increase in mortgage rates, led to higher income from MBS as actual and projected mortgage prepayment speeds slowed down, resulting in lower amortization of purchase premiums. At the same time, short-term interest rates, the 3-month LIBOR rate in particular, increased by a larger magnitude than long-term rates, resulting in a flattening yield curve. Higher short-term interest rates enabled the Bank to earn higher income from investing the Bank’s capital in short-term, money market investments.

Table 1 - Key Interest Rates

	Three Month Average		Nine Month Average		Ending Rate
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	December 31, 2017
Federal funds effective rate	1.92%	1.15%	1.70%	0.94%	2.18%	1.33%
3-month LIBOR	2.34%	1.31%	2.20%	1.20%	2.40%	1.69%
3-month U.S. Treasury yield	2.06%	1.04%	1.83%	0.84%	2.20%	1.38%
2-year U.S. Treasury yield	2.66%	1.36%	2.43%	1.29%	2.82%	1.88%
5-year U.S. Treasury yield	2.80%	1.81%	2.70%	1.85%	2.95%	2.21%
10-year U.S. Treasury yield	2.92%	2.24%	2.87%	2.31%	3.06%	2.41%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2017, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data (dollars in thousands)

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Statement of Condition at period end
Total assets	$64,693,803	$63,676,080	$60,958,111	$60,361,946	$60,975,455
Investments(1)	19,321,695	18,045,099	18,730,532	17,941,614	19,340,597
Advances	40,927,639	41,311,480	37,987,775	37,565,967	37,467,404
Mortgage loans held for portfolio, net(2)	4,192,425	4,077,414	4,026,998	4,004,737	3,942,776
Deposits and other borrowings	484,761	551,940	527,832	477,069	492,631
Consolidated obligations:
Bonds	26,741,036	27,853,975	27,125,212	28,344,623	28,492,595
Discount notes	33,431,980	31,259,182	29,467,314	27,720,906	28,047,762
Total consolidated obligations	60,173,016	59,113,157	56,592,526	56,065,529	56,540,357
Mandatorily redeemable capital stock	31,868	31,868	36,113	35,923	36,042
Class B capital stock outstanding-putable(3)	2,476,876	2,480,110	2,323,891	2,283,721	2,272,648
Unrestricted retained earnings	1,084,538	1,067,943	1,057,195	1,041,033	1,011,532
Restricted retained earnings	301,928	288,994	278,327	267,316	253,750
Total retained earnings	1,386,466	1,356,937	1,335,522	1,308,349	1,265,282
Accumulated other comprehensive loss	(343,013)	(344,590)	(340,845)	(326,940)	(310,314)
Total capital	3,520,329	3,492,457	3,318,568	3,265,130	3,227,616
Results of Operations for the quarter ended
Net interest income	$77,460	$78,758	$79,911	$79,570	$71,109
(Reduction of) provision for credit losses	—	(3)	9	52	28
Net impairment losses on held-to-maturity securities recognized in earnings	(71)	(257)	(79)	(36)	(432)
Litigation settlements	12,769	—	—	20,761	—
Other gains, net	2,410	1,978	1,873	1,130	1,028
Other expense	20,658	21,172	20,468	25,958	20,972
AHP assessments	7,238	5,978	6,171	7,587	5,110
Net income	$64,672	$53,332	$55,057	$67,828	$45,595
Other Information
Dividends declared	$35,143	$31,917	$27,884	$24,761	$25,637
Dividend payout ratio	54.34%	59.85%	50.65%	36.51%	56.23%
Weighted-average dividend rate(4)	5.87	5.46	4.99	4.33	4.22
Return on average equity(5)	7.56	6.30	6.65	8.46	5.64
Return on average assets	0.42	0.34	0.36	0.45	0.31
Net interest margin(6)	0.50	0.51	0.52	0.53	0.49
Average equity to average assets	5.55	5.44	5.41	5.37	5.50
Total regulatory capital ratio at period end(7)	6.02	6.08	6.06	6.01	5.86
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $500,000 for each of the quarters ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, and September 30, 2017.

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

RESULTS OF OPERATIONS

Net Income

Third Quarter of 2018 Compared with Third Quarter of 2017

Net income increased to $64.7 million for three months ended September 30, 2018, from $45.6 million for the same period in 2017. The reasons for the increase are discussed under — Executive Summary.

Nine Months Ended September 30, 2018, Compared with Nine Months Ended September 30, 2017

Net income increased to $173.1 million for the nine months ended September 30, 2018, from $122.4 million for the nine months ended September 30, 2017, primarily due to a $38.5 million increase in net interest income after provision for credit losses and a $12.8 million increase in litigation settlement income.

Net Interest Income

Third Quarter of 2018 Compared with Third Quarter of 2017

Net interest income after provision for credit losses for the quarter ending September 30, 2018, was $77.5 million, compared with $71.1 million for the same period in 2017. The $6.4 million improvement was mainly a result of a higher interest-rate environment, which led to higher income on capital and lower premium amortization on U.S Agency mortgage-backed securities, and a $2.9 billion increase in average earning assets. Average earning assets increased from $58.1 billion for the three months ended September 30, 2017, to $60.9 billion for the three months ended September 30, 2018. The increase in average earning assets was driven by increases of $2.4 billion in average advances balances, $255.7 million in average mortgage loans and $205.4 million in average investments. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.38 percent for the quarter ending September 30, 2018, a three basis point decrease from the same period in 2017, and net interest margin was 0.50 percent, a one basis point increase from the same period in 2017. The decrease in net interest spread reflects a 71 basis point increase in the average yield on earning assets and a 74 basis point increase in the average yield on interest-bearing liabilities. The decrease in net interest spread was primarily attributable to a $947.3 million decrease in the average balance of mortgage-backed securities and higher funding costs for short- term investments. The increase in net interest margin was primarily attributable to the impact of higher interest rates on earning assets, which are partly funded by non-interest-bearing capital, and the increase in average earning assets.

Nine Months Ended September 30, 2018, Compared with Nine Months Ended September 30, 2017

Net interest income after provision for credit losses for the nine months ended September 30, 2018, was $236.1 million, compared with $197.6 million for the same period in 2017. The $38.5 million increase in net interest income after provision for credit losses was primarily attributable to the higher interest rate environment, as well as to a higher net interest spread and $2.6 billion increase in average earning assets. Net interest income was also affected by the increase in accretion on Agency MBS, resulting from the increase in 30-year mortgage rates, that positively impacted our retrospective amortization adjustments. In addition, average earning assets increased from $59.1 billion for the nine months ended September 30, 2017, to $61.7 billion for the nine months ended September 30, 2018. The increase in average earning assets was driven by increases of $1.7 billion in average advances balances and $558.1 million in average investments balances. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.40 percent for the nine months ended September 30, 2018, a two basis point increase from the same period in 2017, and net interest margin was 0.51 percent, a six basis point increase from the nine months ended September 30, 2017. The increase in net interest spread reflects a 70 basis point increase in the average yield on earning assets and a 68 basis point increase in the average yield on interest-bearing liabilities.

Table 3 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$38,229,447	$226,544	2.35%	$35,810,374	$136,462	1.51%
Securities purchased under agreements to resell	4,211,500	20,865	1.97	3,028,348	8,074	1.06
Federal funds sold	5,973,043	29,329	1.95	5,645,848	16,622	1.17
Investment securities(2)	8,147,357	56,991	2.78	9,402,709	53,188	2.24
Mortgage loans	4,135,495	33,967	3.26	3,879,748	31,656	3.24
Other earning assets	237,482	1,122	1.87	287,032	822	1.14
Total interest-earning assets	60,934,324	368,818	2.40	58,054,059	246,824	1.69
Other non-interest-earning assets	279,700			278,801
Fair-value adjustments on investment securities	(117,303)			4,384
Total assets	$61,096,721	$368,818	2.39%	$58,337,244	$246,824	1.68%
Liabilities and capital
Consolidated obligations
Discount notes	$29,484,044	$147,463	1.98%	$24,962,389	$65,120	1.03%
Bonds	27,064,773	142,086	2.08	28,964,110	109,052	1.49
Deposits	506,073	1,337	1.05	501,179	1,144	0.91
Mandatorily redeemable capital stock	31,867	472	5.87	36,601	399	4.32
Total interest-bearing liabilities	57,086,757	291,358	2.02	54,464,279	175,715	1.28
Other non-interest-bearing liabilities	617,491			666,221
Total capital	3,392,473			3,206,744
Total liabilities and capital	$61,096,721	$291,358	1.89%	$58,337,244	$175,715	1.20%
Net interest income		$77,460			$71,109
Net interest spread			0.38%			0.41%
Net interest margin			0.50%			0.49%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

	For the Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$39,047,542	$618,077	2.12%	$37,333,691	$371,075	1.33%
Securities purchased under agreements to resell	3,423,542	44,494	1.74	3,024,824	18,822	0.83
Federal funds sold	6,302,960	81,126	1.72	5,618,242	39,614	0.94
Investment securities(2)	8,639,490	178,100	2.76	9,131,332	146,490	2.14
Mortgage loans	4,066,300	100,774	3.31	3,762,675	92,592	3.29
Other earning assets	182,585	2,270	1.66	216,100	1,549	0.96
Total interest-earning assets	61,662,419	1,024,841	2.22	59,086,864	670,142	1.52
Other non-interest-earning assets	276,428			329,834
Fair-value adjustments on investment securities	(102,651)			(23,843)
Total assets	$61,836,196	$1,024,841	2.22%	$59,392,855	$670,142	1.51%
Liabilities and capital
Consolidated obligations
Discount notes	$29,809,249	$385,804	1.73%	$26,468,987	$157,767	0.80%
Bonds	27,477,005	397,843	1.94	28,454,655	311,395	1.46
Deposits	507,186	3,600	0.95	468,524	2,434	0.69
Mandatorily redeemable capital stock	33,333	1,427	5.72	35,058	1,105	4.21
Other borrowings	3,022	38	1.68	1,099	8	0.97
Total interest-bearing liabilities	57,829,795	788,712	1.82	55,428,323	472,709	1.14
Other non-interest-bearing liabilities	625,328			676,974
Total capital	3,381,073			3,287,558
Total liabilities and capital	$61,836,196	$788,712	1.71%	$59,392,855	$472,709	1.06%
Net interest income		$236,129			$197,433
Net interest spread			0.40%			0.38%
Net interest margin			0.51%			0.45%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2018 and 2017. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended September 30, 2018 vs. 2017			For the Nine Months Ended September 30, 2018 vs. 2017
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$9,773	$80,309	$90,082	$17,760	$229,242	$247,002
Securities purchased under agreements to resell	4,001	8,790	12,791	2,773	22,899	25,672
Federal funds sold	1,015	11,692	12,707	5,341	36,171	41,512
Investment securities	(7,707)	11,510	3,803	(8,248)	39,858	31,610
Mortgage loans	2,099	212	2,311	7,520	662	8,182
Other earning assets	(161)	461	300	(271)	992	721
Total interest income	9,020	112,974	121,994	24,875	329,824	354,699
Interest expense
Consolidated obligations
Discount notes	13,580	68,763	82,343	22,178	205,859	228,037
Bonds	(7,553)	40,587	33,034	(11,031)	97,479	86,448
Deposits	11	182	193	214	952	1,166
Mandatorily redeemable capital stock	(57)	130	73	(57)	379	322
Other borrowings	—	—	—	21	9	30
Total interest expense	5,981	109,662	115,643	11,325	304,678	316,003
Change in net interest income	$3,039	$3,312	$6,351	$13,550	$25,146	$38,696

Average Balance of Advances Outstanding

The average balance of total advances increased $1.7 billion, or 4.6 percent, for the nine months ended September 30, 2018, compared with the same period in 2017, with short-term fixed-rate advances as the most significant contributor. We cannot predict whether this trend will continue.

Table 5 - Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed-rate advances—par value
Long-term	$13,563,127	$13,833,016	$13,839,440	$13,535,505
Short-term	12,940,498	12,297,210	13,306,034	12,037,843
Overnight	1,997,777	1,188,930	2,029,183	1,366,174
Putable	1,013,440	1,995,574	1,193,247	2,343,896
Amortizing	954,096	925,847	953,251	895,765
All other fixed-rate advances	28,938	40,000	25,900	45,018
	30,497,876	30,280,577	31,347,055	30,224,201

Variable-rate indexed advances—par value
Simple variable (1)	7,054,214	4,866,698	7,017,835	6,476,560
Putable	794,526	645,006	785,987	614,478
All other variable-rate indexed advances	12,330	39,967	21,093	41,954
	7,861,070	5,551,671	7,824,915	7,132,992
Total average par value	38,358,946	35,832,248	39,171,970	37,357,193
Net discounts	(21,000)	(11,293)	(18,539)	(8,152)
Market value of bifurcated derivatives	(67)	2,224	(1,762)	889
Hedging adjustments	(108,432)	(12,805)	(104,127)	(16,239)
Total average balance of advances	$38,229,447	$35,810,374	$39,047,542	$37,333,691
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

In addition, the average balance of fixed-rate advances that were hedged with interest-rate swaps to yield an effective floating rate totaled $6.6 billion for the nine months ended September 30, 2018. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $29.9 billion for the nine months ended September 30, 2018, representing 76.6 percent of the total average balance of advances outstanding during that period. The average balance of all such advances totaled $29.4 billion for the nine months ended September 30, 2017, representing 78.8 percent of the total average balance of advances outstanding during that period.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $1.0 billion, or 11.9 percent, for the nine months ended September 30, 2018, compared with the same period in 2017. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.94 percent during the nine months ended September 30, 2017 to 1.72 percent during the nine months ended September 30, 2018, while average yields on securities purchased under agreements to resell increased from 0.83 percent for the nine months ended September 30, 2017 to 1.74 percent for the nine months ended September 30, 2018. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the nine months ended September 30, 2018, average balances of federal funds sold increased $684.7 million and average balances of securities purchased under agreements to resell increased $398.7 million in comparison to the nine months ended September 30, 2017.

Average investment-securities balances decreased $491.8 million, or 5.4 percent for the nine months ended September 30, 2018, compared with the same period in 2017.

Average Balance of COs

Average CO balances increased $2.4 billion, or 4.3 percent, for the nine months ended September 30, 2018, compared with the same period in 2017, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $3.3 billion in CO discount notes offset by a decrease of $977.7 million in CO bonds.

The average balance of CO discount notes represented approximately 52.0 percent of total average COs during the nine months ended September 30, 2018, compared with 48.2 percent of total average COs during the same period in 2017. The average balance of CO bonds represented 48.0 percent and 51.8 percent of total average COs outstanding during the nine months ended September 30, 2018 and 2017, respectively.

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

Table 6 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Three Months Ended September 30, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(343)	$—	$(102)	$466	$—	$21
Net interest settlements included in net interest income (2)	15,769	(6,200)	—	(8,787)	—	782
Total net interest income	15,426	(6,200)	(102)	(8,321)	—	803

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(308)	455	—	410	—	557
Gains on cash-flow hedges	—	—	—	83	—	83
Gains (losses) on derivatives not receiving hedge accounting	17	(10)	—	—	—	7
Mortgage delivery commitments	—	—	131	—	—	131
Other(3)	—	—	—	—	(291)	(291)
Net (losses) gains on derivatives and hedging activities	(291)	445	131	493	(291)	487

Subtotal	15,135	(5,755)	29	(7,828)	(291)	1,290

Net losses on trading securities(4)	—	(1,006)	—	—	—	(1,006)
Total net effect of derivatives and hedging activities	$15,135	$(6,761)	$29	$(7,828)	$(291)	$284
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Three Months Ended September 30, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(507)	$—	$(60)	$786	$—	$219
Net interest settlements included in net interest income (2)	(2,878)	(7,879)	—	242	—	(10,515)
Total net interest income	(3,385)	(7,879)	(60)	1,028	—	(10,296)

Net gains (losses) on derivatives and hedging activities
Gains (losses) gains on fair-value hedges	501	504	—	(1,881)	—	(876)
Losses on cash-flow hedges	—	—	—	(18)	—	(18)
(Losses) gains on derivatives not receiving hedge accounting	(5)	75	—	—	—	70
Mortgage delivery commitments	—	—	692	—	—	692
Other (3)	—	—	—	—	126	126
Net gains (losses) on derivatives and hedging activities	496	579	692	(1,899)	126	(6)

Subtotal	(2,889)	(7,300)	632	(871)	126	(10,302)

Net losses on trading securities(4)	—	(1,591)	—	—	—	(1,591)
Total net effect of derivatives and hedging activities	$(2,889)	$(8,891)	$632	$(871)	$126	$(11,893)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Nine Months Ended September 30, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,161)	$—	$(294)	$839	$—	$(616)
Net interest settlements included in net interest income (2)	36,001	(19,975)	—	(20,317)	—	(4,291)
Total net interest income	34,840	(19,975)	(294)	(19,478)	—	(4,907)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	2,020	1,608	—	(1,488)	—	2,140
Gains on cash-flow hedges	—	—	—	244	—	244
(Losses) gains on derivatives not receiving hedge accounting	(22)	751	—	—	—	729
Mortgage delivery commitments	—	—	(336)	—	—	(336)
Other(3)	—	—	—	—	(692)	(692)
Net gains (losses) on derivatives and hedging activities	1,998	2,359	(336)	(1,244)	(692)	2,085

Subtotal	36,838	(17,616)	(630)	(20,722)	(692)	(2,822)

Net losses on trading securities(4)	—	(3,753)	—	—	—	(3,753)
Total net effect of derivatives and hedging activities	$36,838	$(21,369)	$(630)	$(20,722)	$(692)	$(6,575)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Nine Months Ended September 30, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,676)	$—	$(223)	$1,033	$—	$(866)
Net interest settlements included in net interest income (2)	(24,566)	(24,319)	—	6,965	—	(41,920)
Total net interest income	(26,242)	(24,319)	(223)	7,998	—	(42,786)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	370	1,365	—	(4,022)	—	(2,287)
Gains on cash-flow hedges	—	—	—	213	—	213
(Losses) gains on derivatives not receiving hedge accounting	(16)	(140)	—	4	—	(152)
Mortgage delivery commitments	—	—	1,556	—	—	1,556
Other(3)	—	—	—	—	282	282
Net gains (losses) on derivatives and hedging activities	354	1,225	1,556	(3,805)	282	(388)

Subtotal	(25,888)	(23,094)	1,333	4,193	282	(43,174)

Net losses on trading securities(4)	—	(3,857)	—	—	—	(3,857)
Total net effect of derivatives and hedging activities	$(25,888)	$(26,951)	$1,333	$4,193	$282	$(47,031)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Amount in Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.1 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Other Income (Loss)

Table 7 - Other Income (Loss) (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Gains (losses) on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$557	$(875)	$2,140	$(2,286)
Net gains (losses) related to cash-flow hedge ineffectiveness	83	(18)	244	213
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	17	(6)	(22)	(16)
Trading securities	524	1,187	2,803	3,459
CO Bonds	—	—	—	29
Mortgage delivery commitments	131	692	(336)	1,556
Net interest-accruals related to derivatives not receiving hedge accounting	(534)	(1,112)	(2,052)	(3,625)
Other (1)	(291)	126	(692)	282
Net gains (losses) on derivatives and hedging activities	487	(6)	2,085	(388)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(71)	(432)	(407)	(1,418)
Litigation settlements	12,769	—	12,769	—
Service-fee income	2,719	2,228	7,538	6,362
Net unrealized losses on trading securities	(714)	(1,591)	(3,702)	(3,857)
Other	(82)	397	340	358
Total other income	$15,108	$596	$18,623	$1,057
______________

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

FINANCIAL CONDITION

Advances

At September 30, 2018, the par value of our advances portfolio totaled $41.1 billion, an increase of $3.4 billion compared with $37.6 billion at December 31, 2017.

Table 8 - Advances Outstanding by Product Type (dollars in thousands)

	September 30, 2018		December 31, 2017
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$13,582,315	33.1%	$14,188,347	37.7%
Short-term	12,805,105	31.2	13,533,417	35.9
Overnight	2,521,549	6.1	1,717,823	4.6
Putable	995,950	2.4	1,242,750	3.3
Amortizing	944,196	2.3	943,956	2.5
All other fixed-rate advances	33,100	0.1	32,000	0.1
	30,882,215	75.2	31,658,293	84.1

Variable-rate advances
Simple variable (1)	9,378,875	22.9	5,143,175	13.7
Putable	748,300	1.8	775,400	2.0
All other variable-rate indexed advances	49,987	0.1	70,298	0.2
	10,177,162	24.8	5,988,873	15.9
Total par value	$41,059,377	100.0%	$37,647,166	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

At September 30, 2018, we had advances outstanding to 315, or 70.9 percent of our 444 members. At December 31, 2017, we had advances outstanding to 314, or 70.9 percent, of our 443 members.

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

Table 9 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	As of September 30, 2018
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	268	$36,423,900	$92,612,505	254.3%
Category-2	12	378,784	775,316	204.7
Category-3	21	496,717	682,837	137.5
Insurance companies	23	3,759,976	5,067,434	134.8
Total	324	$41,059,377	$99,138,092	241.5%

The method by which a borrower pledges collateral is dependent upon the category to which it is assigned and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family owner-occupied residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.

The Bank may adjust the credit status category of a member at any time based on the financial reviews and other conditions of the members. Due to their weaker profile, the Bank requires Category-3 members to deliver collateral to the Bank or its custodian, and all securities collateral is delivered, regardless of member category. Table 10 shows the total potential lending value of the collateral that borrowers have pledged, based upon the method by which borrowers pledge collateral to us, net of our collateral valuation discounts as of September 30, 2018.

Table 10 - Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$26,794,129
Collateral specifically listed and identified	64,274,123
Collateral delivered to us	12,682,785

We have not recorded any allowance for credit losses on advances at September 30, 2018, and December 31, 2017, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Table 11 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	September 30, 2018
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2018	Advances Interest Income for the Nine Months Ended September 30, 2018
Citizens Bank, N.A.	$8,009,938	19.5%	2.43%	$33,144	$89,228
People's United Bank, N.A.	2,354,667	5.7	2.25	13,306	36,806
Berkshire Bank	1,447,607	3.5	2.26	6,443	16,954
Webster Bank, N.A.	1,441,884	3.5	2.19	6,161	18,780
Massachusetts Mutual Life Insurance Company	1,050,000	2.6	2.10	5,719	16,994
Total of top five advance-borrowing institutions	$14,304,096	34.8%		$64,773	$178,762
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2018, investment securities and short-term money-market instruments totaled $19.3 billion, an increase of $1.4 billion from December 31, 2017.

Short-term money-market investments increased $2.7 billion to $11.5 billion at September 30, 2018, compared with December 31, 2017. The increase was attributable to a $2.2 billion increase in federal funds sold, a $397.0 million increase in interest-bearing deposits, and a $150.0 million increase in securities purchased under agreements to resell.

Investment securities declined $1.4 billion to $7.8 billion at September 30, 2018, compared with December 31, 2017. The decrease was primarily attributable to an $1.3 billion decrease in MBS.

Table 12 - Mortgage-Backed Securities (percentage based on carrying value)

	September 30, 2018	December 31, 2017
Single-family MBS - U.S. government-guaranteed and GSE	62.6%	64.6%
Multifamily MBS - U.S. government-guaranteed and GSE	28.9	27.0
Private-label residential MBS	8.4	8.3
ABS backed by home-equity loans	0.1	0.1
Total MBS	100.0%	100.0%

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

Table 13 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	As of September 30, 2018
	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$175	$397,028	$—	$—	$—
Securities purchased under agreements to resell	—	1,250,000	2,250,000	1,999,000	—	—
Federal funds sold	—	1,200,000	4,450,000	—	—	—
Total money-market instruments	—	2,450,175	7,097,028	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	416	—	—	—	—
Corporate bonds	—	—	—	—	—	6,774
U.S. government-owned corporations	—	268,624	—	—	—	—
GSEs	—	113,425	—	—	—	—
Supranational institutions	395,178	—	—	—	—	—
HFA securities	32,318	57,644	38,820	36,115	—	—
Total non-MBS	427,496	440,109	38,820	36,115	—	6,774

MBS:
U.S. government guaranteed - single-family (2)	—	95,368	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	367,515	—	—	—	—
GSE – single-family (2)	—	4,176,261	—	—	—	—
GSE – multifamily (2)	—	1,603,910	—	—	—	—
Private-label – residential	2,124	5,220	9,895	40,947	490,054	27,795
ABS backed by home-equity loans	598	1,136	3,025	1,998	332	—
Total MBS	2,722	6,249,410	12,920	42,945	490,386	27,795

Total investment securities	430,218	6,689,519	51,740	79,060	490,386	34,569

Total investments	$430,218	$9,139,694	$7,148,768	$2,078,060	$490,386	$34,569
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2018. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

Table 14 - Unsecured Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	September 30, 2018	December 31, 2017
Federal funds sold	$5,650,000	$3,450,000
Interest-bearing deposits	397,203	246
Supranational institutions	395,178	418,285
U.S. government-owned corporations	268,624	292,077
GSEs	113,425	121,343
Corporate bonds	6,774	—
U.S. agency obligations	416	1,042
Loans to other FHLBanks	—	400,000

Private-Label MBS

Table 15 - Unpaid Principal Balance of Private-Label Residential MBS and ABS Backed by Home Equity Loans (dollars in thousands)

	September 30, 2018			December 31, 2017
Private-label MBS(1)	Fixed Rate (2)	Variable Rate (2)	Total	Fixed Rate (2)	Variable Rate (2)	Total
Private-label residential MBS
Prime	$6,027	$66,376	$72,403	$7,363	$79,424	$86,787
Alt-A	13,808	864,775	878,583	15,473	982,860	998,333
Total private-label residential MBS	19,835	931,151	950,986	22,836	1,062,284	1,085,120
ABS backed by home equity loans
Subprime	—	7,119	7,119	—	7,864	7,864
Total par value of private-label MBS	$19,835	$938,270	$958,105	$22,836	$1,070,148	$1,092,984
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

Table 16 provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of September 30, 2018, reflect the percentage of subordinated class outstanding balances as of September 30, 2018, to our senior class outstanding balances as of September 30, 2018, weighted by the par value of our respective senior class securities. Average current credit enhancements as of September 30, 2018, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 16 - Private-Label Residential MBS and ABS Backed by Home Equity (dollars in thousands)

September 30, 2018
Par value by credit rating
Triple-A	$2,722
Double-A	6,357
Single-A	12,920
Triple-B	42,945
Below Investment Grade
Double-B	15,116
Single-B	33,689
Triple-C	476,475
Double-C	288,771
Single-C	12,435
Single-D	27,694
Unrated	38,981
Total par value	$958,105

Amortized cost	$719,187
Gross unrealized gains	129,485
Gross unrealized losses	(2,732)
Fair value	$845,940

Weighted average percentage of fair value to par value	88.29%
Original weighted average credit support	27.60
Weighted average credit support	7.75
Weighted average collateral delinquency (1)	17.50
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2017 Annual Report.

As of September 30, 2018, our mortgage loan investment portfolio totaled $4.2 billion, an increase of $187.7 million from December 31, 2017. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. We also expect slower net growth in our mortgage loan investment portfolio as originations and prepayments of mortgage loans slow as a result of the higher interest rate environment.

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

Table 17 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2018	December 31, 2017

Massachusetts	57%	56%
Maine	10	11
Connecticut	9	8
Wisconsin	6	7
New Hampshire	5	6
All others	13	12
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $500,000 at both September 30, 2018, and December 31, 2017, respectively.

For information on the determination of the allowance at September 30, 2018, see Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 18 - Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2018	December 31, 2017
Total par value of government loans past due 90 days or more and still accruing interest	$4,684	$4,664
Nonaccrual loans, par value	10,034	13,450
Troubled debt restructurings (not included above)	7,120	6,637

Mortgage Insurance Companies. We are exposed to credit risk from supplemental mortgage insurance (SMI) companies that provide credit enhancement in place of the participating financial institution and from primary mortgage insurance coverage (PMI) on individual loans. As of September 30, 2018, we were the beneficiary of PMI coverage of $119.9 million on $464.9 million of conventional mortgage loans, and SMI coverage of $15.3 million on mortgage pools with a total unpaid principal balance of $83.9 million.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

At September 30, 2018, and December 31, 2017, deposits totaled $484.8 million and $477.1 million, respectively.

Term deposits issued in amounts of $100,000 or greater at September 30, 2018, amounted to a par amount of $800,000, with a maturity date in December 2018, and a weighted average rate of 1.93 percent.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $22.0 million and $34.8 million as of September 30, 2018, and December 31, 2017, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $228.1 million and $300.5 million as of September 30, 2018, and December 31, 2017, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2018 and December 31, 2017. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.
Table 19 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			September 30, 2018		December 31, 2017
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,650,579	$16,187	$7,293,414	$52,244
	Swaps	Economic	996,300	178	974,900	1,570
Total associated with advances			6,646,879	16,365	8,268,314	53,814
Available-for-sale securities	Swaps	Fair value	611,915	(203,575)	611,915	(271,182)
Trading securities	Swaps	Economic	168,000	(978)	192,000	(4,183)
COs	Swaps	Fair value	6,077,935	(89,259)	6,213,665	(45,446)
	Forward starting swaps	Cash Flow	376,200	(403)	481,200	(9,807)
Total associated with COs			6,454,135	(89,662)	6,694,865	(55,253)
Total			13,880,929	(277,850)	15,767,094	(276,804)
Mortgage delivery commitments			41,397	(53)	42,918	142
Total derivatives			$13,922,326	(277,903)	$15,810,012	(276,662)
Accrued interest				1,911		(14,452)
Netting adjustments, cash collateral, and variation margin for daily settled contracts including related accrued interest				69,821		25,450
Net derivatives				$(206,171)		$(265,664)
Derivative asset				$21,956		$34,786
Derivative liability				(228,127)		(300,450)
Net derivatives				$(206,171)		$(265,664)
 _______________________

(1)
As of September 30, 2018, and December 31, 2017, embedded derivatives separated from the advance contract with notional amounts of $1.0 billion and $974.9 million, respectively, and fair values of $(221,000) and $(1.6) million, respectively, are not included in the table.

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

Tables 20 and 21 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $11.7 billion, representing 84.2 percent of all derivatives outstanding as of September 30, 2018. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 20 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	As of September 30, 2018
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,530,461	$8,113	$1,530,461	$(8,149)	1.68%	2.34%	1.44%	2.58%
Due after one year through two years	1,480,590	28,829	1,480,590	(28,703)	1.68	2.34	1.48	2.54
Due after two years through three years	981,713	27,467	981,713	(27,201)	2.13	2.34	1.74	2.73
Due after three years through four years	997,365	29,630	997,365	(29,447)	2.14	2.35	1.78	2.71
Due after four years through five years	331,700	4,201	331,700	(4,155)	2.31	2.34	1.98	2.67
Thereafter	328,750	12,131	328,750	(11,900)	1.73	2.34	1.18	2.89
Total	$5,650,579	$110,371	$5,650,579	$(109,555)	1.88%	2.34%	1.58%	2.64%
_______________________

(1)	Not included in the fair value is $94.2 million of variation margin received for daily settled contracts.

(2)	Included in the advances hedged amount are $864.0 million of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2018.

Table 21 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	As of September 30, 2018
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,586,240	$(8,233)	$1,586,240	$8,199	1.30%	1.28%	2.24%	2.26%
Due after one year through two years	1,367,485	(12,810)	1,367,485	12,663	2.04	2.09	2.21	2.16
Due after two years through three years	1,236,990	(19,977)	1,236,990	19,704	1.71	1.73	2.18	2.16
Due after three years through four years	982,220	(27,719)	982,220	27,573	1.80	1.80	2.20	2.20
Due after four years through five years	365,000	(7,188)	365,000	6,977	2.07	2.07	2.14	2.14
Thereafter	540,000	(30,536)	540,000	30,062	1.82	1.82	2.20	2.20
Total	$6,077,935	$(106,463)	$6,077,935	$105,178	1.73%	1.73%	2.20%	2.20%
_______________________

(1)	Not included in the fair value is $17.2 million of variation margin paid for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $3.3 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2018.

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

From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current net negative fair-value of derivatives positions outstanding with them adjusted for any applicable exposure threshold. Similarly, from time to time, due to timing differences or derivatives valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current net positive fair-value of derivatives positions outstanding with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member.

Table 22 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	As of September 30, 2018
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$2,726,300	$(45,776)	$47,553	$(682)	$1,095

Liability positions with credit exposure:
Uncleared derivatives
Single-A	1,332,000	(5,872)	—	5,981	109
Triple-B	474,000	(9,670)	—	10,023	353
Cleared derivatives	7,065,874	(1,225)	21,377	—	20,152
Total derivative positions with nonmember counterparties to which we had credit exposure	11,598,174	(62,543)	68,930	15,322	21,709

Mortgage delivery commitments (2)	41,397	27	—	—	27
Total	$11,639,571	$(62,516)	$68,930	$15,322	$21,736

Derivative positions without credit exposure: (3)
Double-A	$357,000
Single-A	985,050
Triple-B	940,705
Total derivative positions without credit exposure	$2,282,755
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

During the nine months ended September 30, 2018, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. During the nine months ended September 30, 2018, our short-term funding was generally driven by member demand and was achieved primarily through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors continue to view our short-term debt as an asset of choice, which has led to consistently low funding costs compared to those of other high-quality issuers and increased utilization of debt maturing in one year or less.

We may use a portion of the short-term COs issued to fund both short- and long-term floating-rate assets. Funding longer-term floating-rate assets with shorter-term liabilities generally does not expose us to significant interest rate risk because the rates on both the floating-rate assets and liabilities reset similarly (either through rate resets or re-issuance of the obligations). However, deviations in the cost of our short-term liabilities relative to resetting assets can cause fluctuations in our net interest margin. Accordingly, we have established funding gap limits designed to limit our exposure to refinancing risk. See — Balance Sheet Funding Gap Policy for additional information. Also, we measure and monitor interest rate risk with commonly used methods and metrics, which include the calculations of market value of equity, duration of equity, duration gap, and earnings at risk. See Item 3 — Quantitative and Qualitative Disclosures About Market Risk for additional information.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2018.

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

If either of these thresholds is exceeded, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed either of these thresholds at any time during the nine months ended September 30, 2018.

Table 23 - Projected Net Cash Flow and Structural Liquidity (dollars in thousands)

	As of September 30, 2018
	5 Business Days	21 Days
Uses of funds
Interest payable	$17,017	$42,894
Maturing liabilities	4,339,702	13,020,962
Committed asset settlements	7,000	7,000
Capital outflow	113,441	113,441
MPF delivery commitments	41,397	41,397
Other	2,731	2,731
Gross uses of funds	4,521,288	13,228,425

Sources of funds
Interest receivable	62,595	108,689
Maturing or projected amortization of assets	14,904,286	20,601,153
Committed liability settlements	75,562	90,525
Cash and due from banks and interest bearing deposits	442,554	442,554
Gross sources of funds	15,484,997	21,242,921

Projected net cash flow	10,963,709	$8,014,496

Less: Secondary uses of funds
Deposit runoff	401,233
Drawdown of standby letters of credit and lines of credit	680,582
Rollover of all maturing advances	4,718,724
Projected funding of MPF master commitments	174,995
Total secondary uses of funds	5,975,534

Structural liquidity	$4,988,175

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

We complied with this regulatory requirement at all times during the nine months ended September 30, 2018. As of September 30, 2018, and December 31, 2017, we held a surplus of $15.4 billion and $13.2 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO issuance.

Table 24 - Contingency Liquidity (dollars in thousands)

As of September 30, 2018
5 Business Days
Cumulative uses of funds
Interest payable	$17,017
Maturing liabilities	4,339,702
Committed asset settlements	7,000
Drawdown of standby letters of credit	183,659
Other	2,731
Gross uses of funds	4,550,109

Cumulative sources of funds
Interest receivable	62,595
Maturing or amortizing advances	4,718,724
Committed liability settlements	75,562
Gross sources of funds	4,856,881

Plus: sources of contingency liquidity
Marketable securities	1,000,416
Self-liquidating assets	10,149,002
Cash and due from banks and interest bearing deposits	442,554
Marketable securities available for repo	3,533,412
Total sources of contingency liquidity	15,125,384

Net contingency liquidity	$15,432,156

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

We were in compliance with these additional liquidity requirements at all times during the nine months ended September 30, 2018. For information on new liquidity guidance issued by the FHFA, see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

Balance Sheet Funding Gap Policy. The Bank is exposed to refinancing risk due to the fact that over certain time horizons, it has more liabilities than assets maturing. To adequately fund assets the maturing liabilities must be replaced by new liabilities, which may occur at higher cost, putting spread at risk. In order to manage the Bank’s refinancing risk, we maintain an appropriate funding balance between financial assets and financial liabilities and maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected prepayment and call activity. We measure this difference, or gap, as a percentage of total assets under two alternative formats. One funding gap format effectively assumes that all floating rate advances indexed to the discount note auction rate that both mature beyond the three-month or one-year time horizon and are prepayable without fees on coupon reset dates mature within the three-month or one-year time horizon; this assumption results in an adjustment that reduces the funding gap measurement. (Such advances are not subject to margin compression because the cost of the refinanced debt defines the reset rate on the advance coupon.) The other funding gap format includes no such adjustment. The Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 25 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Actual as of September 30, 2018	Actual as of December 31, 2017
3-month Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	12.4%	8.7%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than three-month maturity	20%	10%	(1.7)%	0.6%

1-year Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	14.0%	10.9%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than one-year maturity	20%	10%	0.0%	3.9%
 _______________________

(1)	The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period.

Funding Concentration Policy. To limit the liquidity risk potentially associated with a high volume of short-term debt refinancing we have a funding concentration policy that limits the volume of discount notes outstanding as a proportion of total assets. The policy establishes a management action trigger when discount notes (excluding the amount of discount notes matched to short-term advances) exceed 40 percent of total assets. In addition, we have adopted a separate management action trigger that is triggered when total discount notes exceed 55 percent of assets. Finally, discount notes are limited to no more than 65 percent of total assets. We were in compliance with these internal policies during the nine months ended September 30, 2018.

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

Debt Financing — Consolidated Obligations

At September 30, 2018, and December 31, 2017, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $60.2 billion and $56.1 billion, respectively. CO bonds outstanding for which we are primarily liable include issued callable bonds totaling $4.9 billion and $4.4 billion at September 30, 2018, and December 31, 2017, respectively.

CO discount notes comprised 55.6 percent and 49.4 percent of the outstanding COs for which we are primarily liable at September 30, 2018, and December 31, 2017, respectively, but accounted for 94.8 percent and 94.1 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2018 and 2017, respectively.

Market Conditions for Consolidated Obligations

Overall, we continued to experience continuous demand for COs among investors and our issuance costs during the period covered by this report were consistent with those of recent quarters, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. Throughout 2017 and the first nine months of 2018, COs continued to be issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the period covered by this report, CO yields continued generally to move with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies, including the decision to increase the target rate for Interest on Excess Reserves by less than the increase in the policy range for the target rate federal funds rate, is potentially an important factor that could shape investor demand for debt, including COs, in 2018. Moreover, potential increases in U.S. Treasury security issuance in response to the fiscal policy implications of the Tax Cut and Jobs Act of 2017 or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at September 30, 2018, was $3.5 billion compared with $3.3 billion at December 31, 2017.

Capital stock increased by $193.2 million during the nine months ended September 30, 2018, resulting from the issuance of $1.3 billion of capital stock to support new advances borrowings by members offset by capital stock repurchases of $1.1 billion.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2018, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $31.9 million and $35.9 million at September 30, 2018, and December 31, 2017, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2017 Annual Report.

Table 26 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	September 30, 2018	December 31, 2017
Past redemption date (1)	$4,076	$420
Due in one year or less	128	4,018
Due after one year through two years	27,250	27,379
Due after two years through three years	—	54
Due after three years through four years	93	—
Due after four years through five years	301	4,022
Thereafter (2)	20	30
Total	$31,868	$35,923
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

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.0 percent at September 30, 2018.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2018, this internal minimum capital requirement equaled $3.1 billion, which was satisfied by our actual regulatory capital of $3.9 billion.

Minimum Retained Earnings Target

At September 30, 2018, we had total retained earnings of $1.4 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 27 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2018	$757,211	$1,633,847	$2,391,081	$2,508,745	$117,664
December 31, 2017	705,924	1,502,996	2,208,942	2,319,644	110,702
_______________________

(1)	TSIR is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

We currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. Excess stock repurchases for the nine months ended September 30, 2018 amounted to $1.1 billion.

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

As of September 30, 2018, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Significant regulatory actions and developments for the period covered by this report are summarized below.

Advisory Bulletin (AB) 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity Guidance AB). On August 23, 2018, the FHFA issued a final AB on FHLBank liquidity that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. As of March 31, 2019, the Liquidity Guidance AB rescinds 2009 liquidity guidance issued by the FHFA. Contemporaneously with the issuance of the Liquidity Guidance AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit (SLOC). In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the FHFA revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets and rollover of maturing advances to members with total assets less than $100 million due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBanks will be required to hold positive cash flow while rolling over maturing advances to all members and assuming no access to capital markets for an increased period of between ten and thirty calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to SLOC, the guidance states that FHLBanks should maintain a liquidity reserve of between one percent and 20 percent of its outstanding SLOC commitments, as specified in the supervisory letter.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons, with specific initial percentages within these ranges identified in the supervisory letter. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short term debt funding, which may increase debt rollover risk.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to the FHLBank’s core mission achievement calculation. Portions of the Liquidity Guidance AB will be implemented beginning December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019. While the Bank is still analyzing the impact of the Liquidity Guidance AB, it may hold an additional amount of liquid assets to meet the new guidance, which could impact net interest margin depending on relative cost of funding. The Bank does not believe these changes will have a material effect on the Bank’s results of operations or the Bank’s dividend rate.

Proposed Amendment to Rule Regarding Golden Parachute and Indemnification Payments. On August 28, 2018, the FHFA proposed amending its rule on golden parachute payments (Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the FHFA’s concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in troubled condition, in conservatorship or receivership, or insolvent. The proposed amendments would:

•
Focus these standards on payments to and agreements with executive officers, broad-based plans, such as severance plans, covering large numbers of employees, and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoings;

•	Revise and clarify definitions, exemptions and procedures to implement the FHFA’s supervisory approach; and

•	Align procedures and outcomes of review with requirements of the FHFA’s rule on executive compensation.

Comments on the proposed rule were due by October 12, 2018. Ten of the FHLBanks and the Office of Finance provided a joint comment letter on October 12 related to clarifying certain provisions of the proposed amendment. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

Final Rule on Indemnification Payments. On October 4, 2018, the FHFA published a final rule establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the FHFA is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the FHFA or a civil money penalty imposed by the FHFA;

•
expenses of defending an action, subject to the FHLBank or the Office of Finance’s board of directors conducting a due investigation and making a written determination that the affiliated party acted in good faith and in a manner that he or she reasonably believed to be in the best interest of the FHLBank or Office of Finance and such payments will not materially adversely affect the safety and soundness of the FHLBank or the Office of Finance (as the case may be) and the affiliated party agreeing to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The Bank does not expect that the rule, which became effective on November 5, 2018, will materially impact the Bank.

Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration, and FHFA Final Rule on Margin and Capital Requirements for Covered Swap Entities. On October 10, 2018, the Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), Federal Deposit Insurance Corporation (FDIC), Farm Credit Administration, and FHFA published final amendments to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the OCC's, FRB’s, and FDIC’s final qualified financial contract rules. The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended solely to conform to the qualified financial contract rules. The qualified financial contract rules previously published by the OCC, FRB, and FDIC require their respective regulated entities to amend covered qualified financial contracts to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s). The final rule will become effective on November 9, 2018. The Bank does not expect this rule to materially affect our financial condition or results of operations.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at September 30, 2018, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $15.1 billion, compared with $15.5 billion at December 31, 2017);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at September 30, 2018, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.6 billion compared with $1.2 billion at December 31, 2017);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon that offsets the bond coupon and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $6.0 billion, or 22.5 percent of our total outstanding CO bonds at September 30, 2018, compared with $6.2 billion, or 21.9 percent of total outstanding CO bonds, at December 31, 2017);

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

•
the duration gap of our assets and liabilities, which is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities are matched; and

•
the use of an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and basis changes to our funding curve and LIBOR.

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

Table 28 - Interest Rate / Market-Rate Risk Metrics

Interest/Market-Rate Risk Metric	September 30, 2018	December 31, 2017	Target, Limit or Management Action Trigger
MVE	$3.9 billion	$3.6 billion	None
MVE/BVE	100%	100%	None
MVE/Par Stock	155%	156%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	6.0%	6.0%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$253.1 million	$170.1 million	Maintain below $275.0 million (management action trigger) and $350.0 million (limit)
Duration of Equity	+0.63 years	-0.46 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(3.7)%	(7.8)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+0.46 months	-0.33 months	None
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on regulatory capital is 164 basis points above the average yield on three-month LIBOR	Return on regulatory capital is 141 basis points above the average yield on three-month LIBOR	Maintain projected return on regulatory capital above three-month LIBOR over the following 12 month horizon (management action trigger)

Value at Risk. Table 29 presents the historical simulation VaR estimate as of September 30, 2018, and December 31, 2017, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 6-month time horizon that is measured monthly beginning with the most current month-end and going back to 1992.

Table 29 - Value-at-Risk (dollars in millions)

	Value-at-Risk Loss Exposure (1)
	September 30, 2018		December 31, 2017
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	0.05%	$1.9	0.17%	$6.1
75%	1.08	42.2	1.13	41.1
95%	3.72	144.9	3.51	127.5
99%	6.50	253.1	4.69	170.1
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

Table 30 - Market and Interest-Rate Risk Metrics (dollars in millions)

	September 30, 2018
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,603	$3,749	$3,878	$3,894	$3,841	$3,764	$3,673
Percent change in MVE from base	(7.5)%	(3.7)%	(0.4)%	—%	(1.4)%	(3.3)%	(5.7)%
MVE/BVE	93%	96%	100%	100%	99%	97%	94%
MVE/Par Stock	144%	149%	155%	155%	153%	150%	146%
Duration of Equity	-1.57 years	-3.67 years	-1.77 years	+0.63 years	+1.79 years	+2.22 years	+2.68 years
Return on Regulatory Capital less 3-month LIBOR	1.24%	1.48%	1.85%	1.98%	1.94%	1.81%	1.64%
Net income percent change from base	(74.11)%	(51.46)%	(23.22)%	—%	19.90%	37.93%	55.15%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2017
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,362	$3,345	$3,534	$3,628	$3,585	$3,484	$3,365
Percent change in MVE from base	(7.3)%	(7.8)%	(2.6)%	—%	(1.2)%	(4.0)%	(7.2)%
MVE/BVE	93%	92%	97%	100%	99%	96%	93%
MVE/Par Stock	145%	144%	152%	156%	155%	150%	145%
Duration of Equity	+0.75 years	-2.58 years	-4.67 years	-0.46 years	+2.26 years	+3.15 years	+3.76 years
Return on Regulatory Capital less 3-month LIBOR	1.62%	1.73%	2.17%	2.42%	2.23%	1.87%	1.41%
Net income percent change from base	(63.21)%	(59.42)%	(28.50)%	—%	18.56%	32.98%	44.98%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2017 Annual Report.

We continue our private-label MBS litigation against the following entities and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Credit Suisse (USA), Inc.; Nomura Holding America, Inc.; and RBS Holdings USA Inc. In addition, we continue related complaints against Moody’s Investors Service, Inc. and Moody’s Corporation.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the risk factor provided below and other risks described herein, readers should carefully consider the risk factors set forth in the 2017 Annual Report, which could materially affect our business, financial condition, or future results. The risks described below, elsewhere in this report, and in the 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. The FCA and the submitting LIBOR banks have indicated that they will support the LIBOR indices through 2021 to allow for an orderly transition to alternative reference rates. In April 2018, the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (SOFR), which the Alternative Reference Rates Committee recommended as the alternative reference rate to U.S. dollar LIBOR. During the third quarter of 2018, certain market participants began moving more aggressively towards the use of SOFR as a possible LIBOR replacement by issuing debt securities indexed to SOFR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. As noted throughout this report, many of our assets and liabilities are indexed to LIBOR. The market transition away from LIBOR and towards SOFR, which will include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR, is expected to be gradual and complicated. Introduction of an alternative reference rate may create additional basis risk for market participants, including us, as an alternative rate is used along with LIBOR. Risks relating to the market demand for our products, the effect of changes in legacy contractual terms on our financial assets and liabilities, and critical vendors being able to adjust systems to properly process and account for an alternative rate are additional examples of the risks. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Transition in the markets and in our systems could be disruptive. We are not able to predict whether LIBOR publication will be discontinued after 2021, whether SOFR will become a widely accepted reference rate in place of LIBOR, or what impact the transition from LIBOR may have on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 7, 2018, the Bank adopted an Executive Change in Control Severance Plan (the Severance Plan) applicable to the Bank’s principal executive officer, principal financial officer, named executive officers, and certain other executive officers.

The Severance Plan provides certain protection and benefits in the event of a Qualifying Termination (as defined below) following a Change in Control (as defined below). The Severance Plan applies to employees or officers of the Bank who are designated as participants by the Bank’s board of directors. The board of directors has designated the following officers as participants in the Severance Plan: President and Chief Executive Officer Edward A. Hjerpe III, Executive Vice President and Chief Risk Officer George H. Collins, Executive Vice President and Chief Business Officer M. Susan Elliott, Executive Vice President and Chief Financial Officer Frank Nitkiewicz, Senior Vice President and Treasurer Timothy J. Barrett, and Senior Vice President, General Counsel and Corporate Secretary Carol Hempfling Pratt (the foregoing, other than Mr. Hjerpe, the “Other Named Executive Officer Participants”) in addition to certain other executive officers.

Under the terms of the Severance Plan, if there is a Qualifying Termination during the period beginning on the earliest of 180 days prior to the date a definitive agreement or order for a Change in Control has been entered into, or the effective date of a Change in Control as prescribed by the Federal Housing Finance Agency, and ending, in all cases, 24 months following the effective date of the Change in Control, the participant becomes entitled to certain severance payments and benefits.

These payments and benefits include the following:

•	Mr. Hjerpe would receive a cash payment equal to 2.99 times his annual base salary and annual target bonus amount.

•	The Other Named Executive Officer Participants would receive a cash payment equal to 2.00 times their annual base salary and annual target bonus amount.

•
Participants would receive a lump sum cash payment equal to the amount that would have been payable pursuant to the participant’s annual incentive compensation award for the year in which the date of a Qualifying Termination occurs based on actual Bank performance, prorated based on the number of days the participant was employed that year.

•	Participants would receive a lump sum cash payment for outplacement assistance in the amount of $25,000 for Mr. Hjerpe and $15,000 for the Other Named Executive Officer Participants.

•
Mr. Hjerpe would receive a cash payment equivalent to 24 months of health insurance continuation coverage, and the Other Named Executive Officer Participants would receive a cash payment equivalent to 18 months of health insurance continuation coverage.

The Severance Plan defines a “Qualifying Termination” as a termination of the participant’s employment with the Bank, (i) by the Bank, other than for “cause” (as defined in the Severance Plan); or (ii) by the participant, for “good reason” (as defined in the Severance Plan), but does not include a termination resulting from the participant’s death or disability.

The Severance Plan defines “good reason” to include:

•	A material diminution in the participant’s base salary or in his or her duties or authority;

•
The Bank requiring the participant to be based at any office or location more than 50 miles from the current location in Boston, Massachusetts, provided that such a move results in a material increase in the cost or time of the participant’s commute; or

•	A material breach of the Severance Plan by the Bank.

The Severance Plan defines a “Change in Control” as:

•	the merger, reorganization, or consolidation of the Bank with or into, or acquisition of the Bank by, another Federal Home Loan Bank or other entity;

•	the sale or transfer of all or substantially all of the business or assets of the Bank to another Federal Home Loan Bank or other entity;

•
a change in the composition of the Bank’s board of directors that causes the combined number of member directors from the jurisdictions of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont to cease to constitute a majority of the Bank’s directors; or

•	the Bank’s liquidation or dissolution.

The payments described above are payable in a lump sum within sixty (60) days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives. All payments and benefits are conditioned on the participant having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Severance Plan. Payments will be reduced to the extent necessary to avoid being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, unless payment of the unreduced benefit would provide the participant with a higher net after tax benefit after payment of such excise tax. The Severance Plan requires that an individual execute a participation agreement to become a participant in the Severance Plan.

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference
10.1	2019 Director Compensation Policy	Exhibit 10.1 to our Form 8-K filed with the SEC on October 19, 2018
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 8, 2018	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 8, 2018	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer