Form 10-K
period 2018-12-31
Federal Home Loan Bank of Boston
filed 2019-03-22
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Class B Stock, par value $100 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2019, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 19,831,378 outstanding shares of Class B stock.

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

We are a privately capitalized cooperative, and our mission is to provide highly reliable wholesale funding, liquidity, and a competitive return on investment to our members. We develop and deliver competitively priced financial products, services, and expertise that support housing finance, community development, and economic growth, including programs targeted to lower-income households. We serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. There are 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the United States (the U.S.), each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

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

Our members and housing associates are comprised of institutions located throughout our district. Institutions eligible for membership include savings institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified community development financial institutions (CDFIs), and insurance companies that demonstrate that their home financing policy is consistent with the Bank's housing finance mission. We are also authorized to lend to housing associates such as state housing-finance agencies located in New England. Members are required to purchase and hold our capital stock as a condition of membership and for advances and certain other business activities transacted with us. Our capital stock is not publicly traded on any stock exchange and can only be transferred at par value of $100 per share. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the members' investment in or any dividend on our stock.

Federal Housing Finance Agency

The FHFA, an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks. The FHFA is financed through assessments on the entities it regulates, which include the FHLBanks, as discussed under Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — FHFA Expenses.

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

Additionally, we are subject to annual stress testing by the FHFA. The results of our most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbboston.com, on November 15, 2018. We expect to publish the results of our 2019 annual severely adverse economic conditions stress test to our public website between November 15 and 30, 2019.

Office of Finance

The FHLBanks' Office of Finance (the Office of Finance) facilitates the issuing and servicing of FHLBank debt in the form of COs. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with market data. The Office of Finance publishes annual and quarterly combined financial reports on the financial condition and performance of the FHLBanks and also publishes certain data concerning debt issues and issuance. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of the FHLBank presidents and five independent directors.

Available Information

Our website, www.fhlbboston.com, provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) website, as maintained by the U.S. Securities and Exchange Commission (the SEC), containing all reports electronically filed, or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge through our website as soon as reasonably practicable after electronically filing or being furnished to the SEC. In addition, the SEC maintains a website that contains reports and other information regarding our electronic filings (located at http://www.sec.gov). The Bank's and the SEC's website addresses have been included as inactive textual references only. Information on those websites is not part of this report.

Employees

As of February 28, 2019, we had 199 full-time employees and one part-time employee.

Membership

Table 1 - Number of Members by Institution Type

	December 31,
	2018	2017	2016
Commercial banks	46	52	52
Credit unions	163	161	159
Insurance companies	55	51	46
Savings institutions	171	175	186
Community development financial institutions (CDFI), non-depository institutions	4	4	4
Total members	439	443	447

As of December 31, 2018, 2017, and 2016, 74.0 percent, 70.9 percent, and 70.5 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

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

Economic Conditions

While our membership is limited to institutions with their principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2018 and are expected to impact us in 2019, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

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

We price advances based on the estimated marginal cost of raising funding with a similar maturity profile as well as associated operating and administrative costs, while considering market rates for comparable competing wholesale funding alternatives. In accordance with the FHLBank Act and FHFA regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we are permitted to differentially price our products based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members.

Our major competitors are other sources of liquidity, including retail deposits, investment banks, commercial banks, wholesale/brokered deposits, and, in limited instances, other FHLBanks.

We had 325 members, five housing associates, and four nonmember institutions with advances outstanding as of December 31, 2018. For information on competition and trends in demand for advances, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

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

Generally, advances may be prepaid at any time. We charge prepayment fees to make us financially indifferent to advance prepayments, except in cases where the prepayment of an advance does not have an adverse financial impact on us or where the pricing of the product compensates us for the value of the option to prepay the advance.

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

JNE, a program we first offered in 2016, provides advances to support small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. Examples of those activities include using funds to support the working capital, expansion, or financing needs of small businesses. The JNE program provides subsidies that are used to write down interest rates to a significant discount to market rates on eligible advances that finance qualifying loans to small businesses. The subsidy on advances disbursed during the year ended December 31, 2018, amounted to $5.0 million.

HHNE, which we also introduced in 2016, provides the six New England housing finance agencies (HFAs) with subsidies for targeted initiatives serving individuals and families who qualify for loans under the agencies' income guidelines. HHNE program subsidies are used to write down interest rates to a significant discount to market rates on eligible advances, to purchase bonds from the New England HFAs at deeply discounted yields for the purpose of expanding affordable rental and homeownership initiatives, or to provide direct grants for these purposes. Examples of uses include, but are not limited to, short-term construction lending, workforce housing, deferred loan programs for homeownership, multifamily loan refinance, and rental housing expansion, particularly in areas with job growth that exceeds the supply of rental units. For the year ended December 31, 2018, the subsidy expense for this program was allocated as follows: $2.0 million of subsidy was applied to zero interest-rate advances; $2.0 million of subsidy was applied to below-market yielding bonds issued by three HFAs (which will effectively be realized by the below-market yield over the life of the bond); and $1.0 million of subsidy was applied toward grants made to HFAs unable to execute an advance or bond, an option added to the program in 2017. For the year ended December 31, 2018, the subsidy expense for this program amounted to $1.0 million in grants.

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, we maintain a portfolio of short-term investments issued by highly-rated institutions, primarily consisting of federal funds, securities purchased under agreements to resell (secured by U.S. Department of the Treasury (U.S. Treasury) securities, or Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities), and interest-bearing deposit accounts at banks.

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

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital at the time of purchase. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2018, and 2017, our MBS, ABS, and SBA holdings represented 166 percent and 230 percent of capital, respectively.

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

The core mission advisory bulletin provides the FHFA’s expectations about the content of each FHLBank’s strategic plan based on its ratio, as follows:

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

Our core mission achievement ratio for the years ended December 31, 2018 and 2017, was 75.2 percent and 74.2 percent, respectively.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions". MPF loans are either conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) or government fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans (government mortgage loans). For information on trends in the growth of the program in 2018, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We have offered our members MPF Original, MPF 125, MPF Plus, MPF 35, MPF Government, MPF Direct, MPF Government MBS and MPF Xtra, each being closed-loan products in which we (or a third party investor in the case of MPF Xtra, MPF Direct, or MPF Government MBS) invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit enhancement and the types of credit-enhancement fees (performance-based, fixed amount, or none). In the case of MPF Xtra, MPF Direct and MPF Government MBS, each product facilitates the investment in MPF loans by third party investors for which we are paid fees and under which the related credit and market risks are transferred to the investors. There are no first loss account, credit enhancement, or credit-enhancement fees for MPF Xtra, MPF Direct, and MPF Government MBS because the loans are sold to third parties that assume the embedded credit risk. For government loans, participating financial institutions provide the required credit enhancement by delivering loans that are guaranteed or insured by a department or agency of the U.S. government.

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

For conventional mortgage loan products (MPF loan products other than government mortgage loans and products in which we do not invest such as MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The FHFA Acquired Member Assets (AMA) rule allows each FHLBank to utilize its own model to determine the credit enhancement for an AMA asset or pool of loans in lieu of a nationally recognized statistical ratings organization ratings model. We determined, based on documented analysis, that assets delivered to us had to be credit enhanced to at least a level at which we have a high degree of confidence that we will not bear material losses beyond the losses absorbed by our first loss account, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third party’s credit model at acquisition, and a credit enhancement is calculated based on loan attributes and our risk tolerance. Credit losses on a loan may only be absorbed by a credit enhancement amount stated in the master commitment related to the loan. The participating financial institution's credit enhancement covers losses for MPF loans in excess of the MPF Bank's allocated portion of credit losses up to an agreed upon amount, called the first loss account. Participating financial institutions are paid a credit-enhancement fee for providing credit enhancement and in some instances all or a portion of the credit-enhancement fee may be adjusted based upon the performance of loans purchased by the MPF Bank. Losses that exceed the amount of the participating financial institutions' credit enhancement obligation are borne by the MPF Bank that owns the loans.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of a single FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligations of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 28, 2019, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

CO Bonds. CO bonds may have original maturities of up to 30 years (although there is no statutory or regulatory limit on maturities) and are generally issued to raise intermediate and long-term funds. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which we can redeem bonds prior to maturity.

CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including the London Interbank Offered Rate (LIBOR), the Secured Overnight Financing Rate (SOFR), and others. Some CO bonds may contain different coupon characteristics at different points in time.

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

Table 2 - Ratio of Non-Pledged Assets to Total Consolidated Obligations (dollars in thousands)

	December 31,
	2018	2017

Cash and due from banks	$10,431	$261,673
Advances	43,192,222	37,565,967
Investments (1)	15,900,204	17,941,614
Mortgage loans, net	4,299,402	4,004,737
Accrued interest receivable	112,751	94,100
Less: pledged assets	(243,220)	(287,852)
Total non-pledged assets	$63,271,790	$59,580,239
Total consolidated obligations	$58,978,506	$56,065,529
Ratio of non-pledged assets to consolidated obligations	1.07	1.06
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

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

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement. Any stock held by a member in excess of its TSIR is referred to as excess stock. At December 31, 2018, members and nonmembers with capital stock outstanding held excess capital stock totaling $88.7 million, representing approximately 3.5 percent of total capital stock outstanding.

Membership Stock-Investment Requirement (MSIR). As of January 16, 2019, the MSIR is equal to 0.20 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $10.0 million. Prior to January 16, 2019, the MSIR was equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a minimum balance of $10,000 and a maximum balance of $25.0 million.

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

Repurchase of Excess Stock. Our capital plan provides us with the authority and discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. It is our practice to repurchase daily the excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s TSIR, subject to a minimum repurchase of $100,000. In addition to daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our capital plan. During the year ended December 31, 2018, we repurchased $1.6 billion of excess capital stock, of which $4.4 million was mandatorily redeemable capital stock.

Statutory and Regulatory Restrictions on Capital-Stock Redemption and Repurchases. By law our stock is putable by the member. However, there are significant statutory and regulatory restrictions on our obligation to redeem a member's outstanding stock, including the following:

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
Retained Earnings. Our current minimum retained earnings target, as set by our board of directors, is $700.0 million, which was selected for the reasons discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Minimum Retained Earnings Target.

As of December 31, 2018, our retained earnings totaled $1.4 billion. Of that amount, $310.7 million is in a restricted retained earnings account and is not available to pay dividends, as discussed under Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. We are required to allocate 20 percent of net income to this restricted retained earnings account in accordance with our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks.
Dividends. We may pay dividends from current net earnings or unrestricted retained earnings, subject to certain limitations and conditions. For additional information see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Interest-Rate-Exchange Agreements

In general, we use interest-rate-exchange agreements (derivatives) in three ways: 1) as a fair-value hedge of a hedged financial instrument or a firm commitment, 2) as a cash-flow hedge of a hedged financial instrument or a forecasted transaction, or 3) as economic hedges in asset-liability management that are not designated as hedges. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, we also use derivatives to manage embedded options in assets and liabilities and to hedge the market value of existing assets, liabilities, and anticipated transactions. We may also enter into derivatives concurrently with the issuance of COs to reduce funding costs. We enter into derivatives directly with principal counterparties and also enter into centrally-cleared derivatives where our counterparty is a derivatives clearing organization (DCO). FHFA regulations require the documentation of nonspeculative use of these instruments and the establishment of limits to credit risk arising from these instruments.

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. For the year ended December 31, 2018, our AHP assessment was $24.3 million.

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

Our primary business is providing liquidity to our members by making advances to, and purchasing residential mortgage loans from, our members. Many of our competitors are not subject to the same body of regulation applicable to us. This is one factor among several that may enable our competitors to offer wholesale funding or purchase residential mortgage loans on terms that we are not able to offer and that members deem more desirable than the terms we offer on our advances or purchases of residential mortgage loans.

The availability to our members of different products from alternative sources, with terms more attractive than the terms of products we offer, as can happen from time-to-time, may significantly decrease the demand for our advances and/or loan purchases. Further, any changes we make in the pricing of our advances or for residential mortgage loans in an effort to compete effectively with these competitive funding sources could decrease the profitability of advances, which could reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the profitability of advances and/or mortgage loan investments, could adversely impact our financial condition and results of operations.

The loss of significant members could result in lower demand for our products and services.

At December 31, 2018, our five largest stock-holding members held 28.9 percent of our stock. The loss of significant members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

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

We are subject to a complex body of laws and regulations, as well as U.S. government monetary policies, which could change in a manner detrimental to our business operations and/or financial condition.

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

For example, we note that, from time to time, the executive branch, Congress, and various independent federal agencies have advanced plans to reform the federal support of U.S. housing finance, specifically targeting Fannie Mae and Freddie Mac. If implemented, these plans are likely to also directly and indirectly impact other GSEs that support the U.S. housing market, including the FHLBanks. In addition, recent tax changes have reduced the tax incentive for home ownership slightly. Any such changes or reforms that are implemented could adversely impact the profitability of the FHLBanks or limit future growth opportunities.

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

The businesses and results of operations of the FHLBanks are significantly affected by the monetary policies of the U.S. government and its agencies, including the Federal Reserve. The Federal Reserve Board of Governors' policies directly and indirectly influence the yield on interest-earning assets and the yield on interest-bearing liabilities and could adversely affect the demand for advances and for COs. These policies could also adversely affect the FHLBanks through lower yields on our investments, higher yields on our debt, or both, which could then adversely affect our financial condition and results of operations. In addition, the FHLBanks currently play a predominant role as lenders in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect the FHLBanks’ cash management activities, results of operations, and reputation.

Our dividend practices could decrease demand for our products that require capital stock purchases and/or result in withdrawals from membership.

Historically, our board of directors has varied dividend declarations based on our financial condition, performance, outlook and economic environment. If our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to reduce or eliminate dividends.

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

Certain NRSROs have indicated that the credit ratings of the FHLBanks are constrained by the credit ratings of the U.S. federal government. Accordingly, a downgrade of the U.S. federal government's credit rating by an NRSRO is likely to be followed by a similar downgrade of the FHLBanks. Prolonged or repeated shutdowns of the U.S. federal government, such as that experienced in early 2019, among other things, could be followed by a downgrade of the credit ratings of the U.S. federal government. Downgrades of the U.S. federal government's credit rating (and, in turn, the FHLBanks' credit rating) are possible, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or access to the capital markets. Further, member and housing associate demand for certain of our products, such as letters of credit, is influenced by our credit ratings, and downgrade of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

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

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2018. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We are mandated to maintain minimum regulatory capital thresholds including, but not limited to, a minimum regulatory capital ratio of 4.0 percent, which is a percentage equal to regulatory capital divided by total assets. Moreover, we have a policy that requires us to maintain a minimum regulatory capital amount equal to 4.0 percent of total assets plus our calculated economic capital requirement. As a condition for borrowing advances from us, members are required to invest in capital stock, and members are permitted to leverage their stock investment to borrow at multiples of that stock investment. In certain scenarios, members seeking to leverage their excess stock availability may be unable to borrow at the fullest capacity if overall asset growth causes our total regulatory capital ratio to fall below 4.0 percent, even after discretionary assets, including, but not limited to, short-term investments, are disposed.

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

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. The FCA and the submitting LIBOR banks have indicated that they will support the LIBOR indices through 2021 to allow for an orderly transition to alternative reference rates. In April 2018, the Federal Reserve Bank of New York began publishing SOFR, which the Alternative Reference Rates Committee recommended as the alternative reference rate to U.S. dollar LIBOR. During 2018, certain market participants began moving more aggressively towards the use of SOFR as a possible LIBOR replacement by issuing debt securities indexed to SOFR. In November 2018, the FHLBank System offered its first SOFR-linked CO. As noted throughout this report, we have assets and liabilities, including derivative assets and derivative liabilities, and member-pledged collateral indexed to LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Alternatives may or may not be developed with additional complications. The market transition away from LIBOR and towards SOFR, which will include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR, is expected to be gradual and complicated. Transition in the markets and in our systems could be disruptive. Given the large volume of LIBOR-based mortgages and financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. Risks relating to the effect of changes in legacy contractual interest rate terms on our financial assets and liabilities and the ability to renegotiate contractual terms, as well as risks relating to the market demand for our products, the market value of pledged collateral, and critical vendors being able to adjust systems to properly process and account for an alternative rate are additional examples of the risks. We are not able to predict whether or when LIBOR publication will be discontinued, whether an alternative rate, such as SOFR, will become a widely accepted reference rate in place of LIBOR, or what impact the transition from LIBOR may have on our or our members’ business, financial condition, and results of operations.

CREDIT RISKS

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Many of these investments have sustained and may sustain further credit losses under current modeling assumptions, and have been downgraded by various NRSROs. Other-than-temporary-impairment assessment is a subjective and complex determination by management. The assumptions we made for our other-than-temporary-impairment assessments of our private-label MBS resulted in projected future credit losses, thereby causing other-than-temporary-impairment losses from certain of these securities. We incurred credit losses of $532,000 for private-label MBS that we determined were other-than-temporarily impaired for the year ended December 31, 2018. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, we may use even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities in future other-than-temporary impairment assessments.

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

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to retain such personnel is important for us to conduct our operations and measure and maintain risk and financial controls. Our ability to retain key personnel could be challenged as the U.S. employment market continues to improve, particularly in the Boston area.

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

For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 6.8 percent of our total assets as of December 31, 2018, and 9.6 percent of interest income for the year ended December 31, 2018. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment business could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms.

We use derivatives to manage interest-rate risk. If, due to an absence of creditworthy swap dealers or guarantors, or to a decline in our own creditworthiness, we are unable to manage our hedging positions properly, or we are unable to enter into hedging instruments upon acceptable terms, we could be unable to effectively manage our interest-rate and other risks without altering our business strategies, which could adversely impact our financial condition and results of operations. In addition, many of our derivatives are based on LIBOR, and there can be no assurances that ongoing efforts to transition away from LIBOR, including the market’s adoption of alternative benchmarks and new contractual terms for legacy transactions, will not adversely affect the trading or market value of derivatives. If we are unable to manage our hedging positions properly or are unable to enter into hedging instruments upon acceptable terms, the effectiveness of our management of interest-rate and other risks may be adversely affected, or we may be required to change our investment strategies and advance product offerings, which could adversely affect our financial condition and results of operations.

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

Although the case was removed by the defendants to the United States District Court for the District of Massachusetts (Massachusetts District Court), and was pending there for several years, in 2017 it was remanded to the Massachusetts Superior Court, based upon a January 2017 U.S. Supreme Court decision (Lightfoot v. Cendant Mortgage Corp.) Although we have resolved our claims against most of the originally named defendants, the case remains pending in the Massachusetts Superior Court against Credit Suisse (USA), Inc.; Nomura Holding America, Inc.; and RBS Holdings USA Inc. and certain affiliates of each of them (collectively the securities defendants).

While the case was pending in the Massachusetts District Court, we filed an amended complaint (in June 2012) that reduced the number of MBS in the case to 111 securitizations for which we originally paid approximately $5.7 billion. The amended complaint asserts, as the original complaint had asserted, claims against the securities defendants based on untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations and omissions, negligent misrepresentation, unfair or deceptive trade practices, and controlling person liability. In September 2013, the Massachusetts District Court ruled upon the defendants’ motions to dismiss, denying such motions with respect to certain of our claims (our negligent misrepresentation and unfair and deceptive trade practices claims, and our Massachusetts Uniform Securities Act Claims with respect to certain defendants), and granting such motions with respect to certain other claims (our Massachusetts Uniform Securities Act Claims with respect to certain other defendants).

Our original (and amended) complaint also asserted fraud claims against certain rating agency defendants. However, in January 2017, while the case was pending in the Massachusetts District Court, the court, upon our motion (following our successful appeal to the United States Court of Appeals for the First Circuit of an earlier adverse ruling dismissing our claims), severed our claims against the rating agency defendants that remained in the litigation at that time (Moody's Investors Service, Inc. and Moody's Corporation; collectively referred to as Moody's), and transferred the severed claims to the United States District Court for the Southern District of New York (S.D.N.Y.). Shortly thereafter, based upon the Supreme Court’s Lightfoot v. Cendant Mortgage Corp. decision, the S.D.N.Y. dismissed our claims against Moody’s. On November 2, 2017, we refiled our complaint against Moody’s in the Supreme Court of New York, and subsequently amended such complaint on February 5, 2018. On February 26, 2018, Moody’s filed a motion to dismiss our New York state complaint, and such motion is currently pending.

Over the past seven years, we have agreed with certain defendants in our private-label MBS litigation to settle our claims against them for an aggregate amount of $335.2 million (which amount is net of legal fees and expenses). Of that amount, $12.8 million represents net settlements during the year ended December 31, 2018.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2019, 441 members and eight nonmembers held a total of 19.8 million shares of our Class B stock. Our capital plan provides us with the authority to issue Class A capital stock, $100 par value per share (Class A stock). However, we have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2018, 2017, and 2016 as set forth in Table 3 below. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.
Table 3 - Quarterly Dividends Declared (dollars in thousands)

	2018			2017			2016
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$2,216,994	$27,884	4.99%	$2,384,803	$23,619	3.94%	$2,265,359	$19,529	3.42%
June 30	2,370,734	31,917	5.46	2,467,425	24,822	4.08	2,343,265	21,148	3.63
September 30	2,401,299	35,143	5.87	2,436,766	25,637	4.22	2,377,314	21,574	3.65
December 31	2,376,532	35,162	5.87	2,268,722	24,762	4.33	2,388,743	22,818	3.80
_________________________

(1)	Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)	The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 14, 2019, our board of directors declared a cash dividend that was equivalent to an annual yield of 6.17 percent, the approximate daily average three-month LIBOR for the fourth quarter of 2018 plus 350 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2018 totaled $37.3 million and was paid on March 4, 2019. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2019, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2018, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2019.

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

We maintain a policy providing that if our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our net income for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2018, compared with $1.4 billion in retained earnings at December 31, 2018.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2018, we had excess stock outstanding totaling $88.7 million or 0.1 percent of our total assets.

Should we determine to issue Class A stock, dividends declared on Class A stock may differ from dividends declared on Class B stock but may not exceed dividends declared on Class B stock.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $3.1 billion at December 31, 2018. Our permanent capital level was $4.0 billion at December 31, 2018, so we were in excess of this requirement by $866.0 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account. The Joint Capital Agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. As of December 31, 2018, $310.7 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $574.3 million at that date. For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2018, 2017, and 2016, and the selected statement of condition data as of December 31, 2018 and 2017, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2015 and 2014, and the selected statement of condition data as of December 31, 2016, 2015, and 2014, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

Table 4 - Selected Financial Data (dollars in thousands)

	December 31,
	2018	2017	2016	2015	2014
Statement of Condition
Total assets	$63,593,317	$60,361,946	$61,545,586	$58,102,669	$55,106,677
Investments(1)	15,900,204	17,941,614	18,031,331	18,019,181	16,879,299
Advances	43,192,222	37,565,967	39,099,339	36,076,167	33,482,074
Mortgage loans held for portfolio, net(2)	4,299,402	4,004,737	3,693,894	3,581,788	3,483,948
Deposits and other borrowings	474,878	477,069	482,163	482,602	369,331
Consolidated obligations:
Bonds	25,912,684	28,344,623	27,171,434	25,427,277	25,505,774
Discount notes	33,065,822	27,720,906	30,053,964	28,479,097	25,309,608
Total consolidated obligations	58,978,506	56,065,529	57,225,398	53,906,374	50,815,382
Mandatorily redeemable capital stock	31,868	35,923	32,687	41,989	298,599
Class B capital stock outstanding-putable(3)	2,528,854	2,283,721	2,411,306	2,336,662	2,413,114
Unrestricted retained earnings	1,084,342	1,041,033	987,711	934,214	764,888
Restricted retained earnings	310,670	267,316	229,275	194,634	136,770
Total retained earnings	1,395,012	1,308,349	1,216,986	1,128,848	901,658
Accumulated other comprehensive loss	(316,507)	(326,940)	(383,514)	(442,597)	(436,986)
Total capital	3,607,359	3,265,130	3,244,778	3,022,913	2,877,786
Results of Operations
Net interest income after provision for credit losses	$312,144	$277,099	$252,026	$226,027	$213,231
Net impairment losses on held-to-maturity securities recognized in earnings	(532)	(1,454)	(3,310)	(4,059)	(1,579)
Litigation settlements	12,769	20,761	39,211	184,879	22,000
Other income (loss), net	8,589	3,605	(6,577)	(8,819)	(586)
Other expense	91,902	88,501	88,746	76,382	65,655
AHP assessments	24,299	21,307	19,397	32,328	17,623
Net income	$216,769	$190,203	$173,207	$289,318	$149,788
Other Information
Dividends declared	$130,106	$98,840	$85,069	$62,128	$36,920
Dividend payout ratio	60.02%	51.97%	49.11%	21.47%	24.65%
Weighted-average dividend rate(4)	5.56	4.14	3.63	2.54	1.49
Return on average equity(5)	6.38	5.83	5.49	9.54	5.24
Return on average assets	0.35	0.32	0.29	0.52	0.29
Net interest margin(6)	0.51	0.47	0.43	0.41	0.41
Average equity to average assets	5.49	5.49	5.35	5.45	5.50
Total regulatory capital ratio(7)	6.22	6.01	5.95	6.04	6.56
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $500,000, $500,000, $650,000, $1.0 million, and $2.0 million, as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

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

•
external events, such as general economic and financial instabilities, political instability, wars and natural disaster, including disasters caused by significant climate change, which could damage the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages that we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;

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

EXECUTIVE SUMMARY

For the year ended December 31, 2018, net income increased to $216.8 million, from $190.2 million for the year ended December 31, 2017, largely the result of an increase of $35.0 million in net interest income after provision for credit losses which was offset in part by a decrease of $8.0 million in litigation settlement income. Our return on average equity was 6.38 percent for the year ended December 31, 2018, compared with 5.83 percent for the year ended December 31, 2017, an increase of 55 basis points. The increase in return on average equity was largely a result of the aforementioned increase in net interest income after provision for credit losses. Our financial condition continued to strengthen with retained earnings growing to $1.4 billion at December 31, 2018, from $1.3 billion at December 31, 2017, a surplus of $695.0 million over our minimum retained earnings target, as we continue to satisfy all regulatory capital requirements as of December 31, 2018. We also provided a dividend spread of 350 basis points over the daily average three-month LIBOR in 2018.

Net Interest Margin

In 2018, net interest margin was 0.51 percent, an increase of four basis points from the year ended December 31, 2017. The net interest margin benefited from an increase in interest rates, as the economy continued to strengthen as discussed under — Economic Conditions — Interest-Rate Environment. Higher interest rates resulted in higher yields on assets funded by equity capital and lower premium amortization on Agency MBS as projected refinancing activity declined.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $43.2 billion at December 31, 2018, compared to $37.6 billion at December 31, 2017. The increase in advances was primarily in variable-rate advances and short-term fixed-rate advances.

Accretable yields from investments in private-label MBS

For the years ended December 31, 2018 and 2017, we recognized $32.5 million and $33.7 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $688.9 million at December 31, 2018. Other-than-temporary impairment credit losses were $532,000 for the year ending December 31, 2018.

Regulatory Developments

The FHFA and other regulators with authority over us or our way of doing business have issued or proposed multiple regulations and other forms of guidance during the year and into 2019 as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment

The U.S. economy grew in 2018 at an annualized rate of 2.9 percent, up 0.7 percent from 2017. The labor market continued to strengthen and was considered by many economists to be at or near full employment. The unemployment rate in January 2019 stood at 4.0 percent, down 0.1 percent year over year. The economy added an average of 233,000 jobs per month in 2018. The New England region’s unemployment rate was 3.4 percent in December 2018, 0.5 percent lower than for the U.S., and 0.3 percent lower year over year.

The gradual recovery in the housing market continued in 2018. The FHFA reported that house prices were up 5.7 percent in the fourth quarter of 2018 from a year earlier. Year-over-year changes were positive in all fifty states, reflecting a broad housing market recovery across the nation. The housing market provided a significant boost to the New England economy in 2018 with rising prices and construction activity.

According to recent forecasts, the U.S. and New England economies appear likely to grow modestly in 2019 at a reduced pace relative to 2018.

Interest-Rate Environment

On March 20, 2019, the Federal Open Market Committee (FOMC) maintained the target range for the federal funds rate at 2.25 percent to 2.50 percent. The FOMC stated that it views sustained economic expansion, strong labor market conditions, and inflation near the FOMC’s 2.0 percent objective to be the most likely scenario going forward. The FOMC further stated that in light of global economic and financial developments and muted inflationary pressures, the FOMC will be patient in determining future adjustments to the fed funds rate.

While short-term interest rates have moved up in line with the federal funds rate, long-term interest rates have increased less, resulting in a flattening yield curve. The 10-year/3-month Treasury spread fell from over 100 basis points in January 2018 to approximately 30 basis points in January 2019.

Table 5 - Key Interest Rates

	2018		2017		2016
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective rate	2.40%	1.83%	1.33%	1.00%	0.55%	0.39%
3-month LIBOR	2.81%	2.31%	1.69%	1.26%	1.00%	0.74%
3-month U.S. Treasury yield	2.37%	1.96%	1.38%	0.94%	0.50%	0.31%
2-year U.S. Treasury yield	2.49%	2.52%	1.88%	1.39%	1.19%	0.83%
5-year U.S. Treasury yield	2.51%	2.75%	2.21%	1.91%	1.93%	1.33%
10-year U.S. Treasury yield	2.69%	2.91%	2.41%	2.33%	2.44%	1.84%
________________
Source: Bloomberg

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2018, versus the year ended December 31, 2017

Net income increased to $216.8 million for the year ended December 31, 2018, from $190.2 million for the year ended December 31, 2017. The reasons for the increase are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2018, was $312.1 million, compared with $277.1 million for 2017. The $35.0 million increase in net interest income after provision for credit losses was mainly a result of a higher interest-rate environment, which led to higher income on capital and lower premium amortization on U.S. Agency

MBS; and a $2.7 billion increase in average earning assets primarily consisting of $2.0 billion increase in average advances and $290.1 million increase in average mortgage loans. Offsetting the increases to net interest income after provision for credit losses was a $1.3 million decrease of accretion of significant improvement in projected cash flows associated with previously impaired private-label MBS, from $33.7 million in the year ending December 31, 2017, to $32.5 million in the year ending December 31, 2018. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.38 percent for the year ended December 31, 2018, a two basis point decrease from 2017, and net interest margin was 0.51 percent, a four basis point increase from 2017. The decrease in net interest spread reflects a 72 basis point increase in the average yield on earning assets and a 74 basis point increase in the average yield on interest-bearing liabilities. The decrease in net interest spread was primarily attributable to a $619.8 million decrease in the average balance of MBS and higher funding costs for short-term investments. The increase in net interest margin was primarily attributable to the impact of higher interest rates on earning assets, which are partially funded by non-interest-bearing capital.

Table 6 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 6 - Net Interest Spread and Margin (dollars in thousands)

	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$38,964,665	$867,431	2.23%	$36,943,396	$515,074	1.39%	$36,042,906	$340,903	0.95%
Securities purchased under agreements to resell	4,025,447	77,718	1.93	3,038,178	27,486	0.90	3,394,038	11,474	0.34
Federal funds sold	5,919,666	108,144	1.83	5,757,038	58,642	1.02	5,707,301	22,562	0.40
Investment securities(1)	8,390,634	230,633	2.75	9,255,905	208,597	2.25	9,641,477	212,777	2.21
Mortgage loans	4,108,704	136,672	3.33	3,818,639	125,002	3.27	3,637,645	119,910	3.30
Other earning assets	278,342	5,455	1.96	209,508	2,088	1.00	177,628	538	0.30
Total interest-earning assets	61,687,458	1,426,053	2.31	59,022,664	936,889	1.59	58,600,995	708,164	1.21
Other non-interest-earning assets	274,422			342,940			338,118
Fair-value adjustments on investment securities	(111,902)			(22,728)			26,624
Total assets	$61,849,978	$1,426,053	2.31%	$59,342,876	$936,889	1.58%	$58,965,737	$708,164	1.20%
Liabilities and capital
Consolidated obligations
Discount notes	$30,078,903	$561,443	1.87%	$26,489,602	$233,081	0.88%	$26,979,622	$93,362	0.35%
Bonds	27,216,512	545,228	2.00	28,414,427	421,622	1.48	27,487,501	361,006	1.31
Deposits	497,418	5,311	1.07	473,134	3,615	0.76	490,359	679	0.14
Mandatorily redeemable capital stock	32,966	1,923	5.83	35,292	1,558	4.41	36,397	1,364	3.75
Other borrowings	2,260	38	1.68	995	10	1.01	654	4	0.61
Total interest-bearing liabilities	57,828,059	1,113,943	1.93	55,413,450	659,886	1.19	54,994,533	456,415	0.83
Other non-interest-bearing liabilities	625,472			669,030			818,814
Total capital	3,396,447			3,260,396			3,152,390
Total liabilities and capital	$61,849,978	$1,113,943	1.80%	$59,342,876	$659,886	1.11%	$58,965,737	$456,415	0.77%
Net interest income		$312,110			$277,003			$251,749
Net interest spread			0.38%			0.40%			0.38%
Net interest margin			0.51%			0.47%			0.43%

_________________________

(1)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 7 summarizes changes in interest income and interest expense for the years ended December 31, 2018 and 2017. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 7 - Rate and Volume Analysis (dollars in thousands)

	For the Year Ended December 31, 2018 vs. 2017			For the Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$29,593	$322,764	$352,357	$8,719	$165,452	$174,171
Securities purchased under agreements to resell	11,188	39,044	50,232	(1,322)	17,334	16,012
Federal funds sold	1,702	47,800	49,502	198	35,882	36,080
Investment securities	(20,779)	42,815	22,036	(8,627)	4,447	(4,180)
Mortgage loans	9,622	2,048	11,670	5,930	(838)	5,092
Other earning assets	854	2,513	3,367	113	1,437	1,550
Total interest income	32,180	456,984	489,164	5,011	223,714	228,725
Interest expense
Consolidated obligations
Discount notes	35,400	292,962	328,362	(1,727)	141,446	139,719
Bonds	(18,444)	142,050	123,606	12,500	48,116	60,616
Deposits	194	1,502	1,696	(25)	2,961	2,936
Mandatorily redeemable capital stock	(108)	473	365	(42)	236	194
Other borrowings	18	10	28	3	3	6
Total interest expense	17,060	436,997	454,057	10,709	192,762	203,471
Change in net interest income	$15,120	$19,987	$35,107	$(5,698)	$30,952	$25,254

Average Balance of Advances Outstanding

The average balance of total advances increased $2.0 billion, or 5.5 percent, for the year ended December 31, 2018, compared with the same period in 2017. The increase in advances was primarily in short-term fixed-rate advances. We cannot predict whether this trend will continue.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $1.2 billion, or 13.5 percent, for the year ended December 31, 2018, compared with the same period in 2017. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 1.02 percent during the year ended December 31, 2017 to 1.83 percent during the year ended December 31, 2018, while average yields on securities purchased under agreements to resell increased from 0.90 percent for the year ended December 31, 2017 to 1.93 percent for the year ended December 31, 2018. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the year ended December 31, 2018, the average balances of securities purchased under agreements to resell and federal funds sold increased $987.3 million and $162.6 million, respectively, in comparison to the year ended December 31, 2017.

Average investment-securities balances decreased $865.3 million, or 9.3 percent for the year ended December 31, 2018, compared with the same period in 2017, a decrease consisting primarily of $619.8 million in MBS and $253.6 million in U.S. Treasury obligations.

Average Balance of COs

Average CO balances increased $2.4 billion, or 4.4 percent, for the year ended December 31, 2018, compared with the same period in 2017, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of an increase of $3.6 billion in CO discount notes and a decrease of $1.2 billion in CO bonds.

The average balance of CO discount notes represented approximately 52.5 percent of total average COs during the year ended December 31, 2018, compared with 48.2 percent of total average COs during the year ended December 31, 2017. The average balance of CO bonds represented 47.5 percent and 51.8 percent of total average COs outstanding during the years ended December 31, 2018 and 2017, respectively.

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

Table 8 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Year Ended December 31, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,475)	$—	$(399)	$945	$—	$(929)
Net interest settlements included in net interest income (2)	51,522	(26,040)	—	(27,895)	—	(2,413)
Total net interest income	50,047	(26,040)	(399)	(26,950)	—	(3,342)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	704	1,749	—	(426)	—	2,027
Gains on cash-flow hedges	—	—	—	227	—	227
(Losses) gains on derivatives not receiving hedge accounting	(72)	754	—	—	—	682
Mortgage delivery commitments	—	—	421	—	—	421
Price alignment amount(3)	—	—	—	—	(1,021)	(1,021)
Net gains (losses) on derivatives and hedging activities	632	2,503	421	(199)	(1,021)	2,336

Subtotal	50,679	(23,537)	22	(27,149)	(1,021)	(1,006)

Net losses on trading securities	—	(4,465)	—	—	—	(4,465)
Total net effect of derivatives and hedging activities	$50,679	$(28,002)	$22	$(27,149)	$(1,021)	$(5,471)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

Table 8 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Year Ended December 31, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,176)	$—	$(277)	$1,903	$—	$(550)
Net interest settlements included in net interest income (2)	(24,663)	(32,053)	—	6,694	—	(50,022)
Total net interest income	(26,839)	(32,053)	(277)	8,597	—	(50,572)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(578)	1,736	—	(3,466)	—	(2,308)
Gains on cash-flow hedges	—	—	—	280	—	280
(Losses) gains on derivatives not receiving hedge accounting	(4)	434	—	4	—	434
Mortgage delivery commitments	—	—	1,768	—	—	1,768
Price alignment amount(3)	—	—	—	—	377	377
Net (losses) gains on derivatives and hedging activities	(582)	2,170	1,768	(3,182)	377	551

Subtotal	(27,421)	(29,883)	1,491	5,415	377	(50,021)

Net losses on trading securities	—	(6,089)	—	—	—	(6,089)
Total net effect of derivatives and hedging activities	$(27,421)	$(35,972)	$1,491	$5,415	$377	$(56,110)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

Table 8 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Year Ended December 31, 2016
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,692)	$—	$(651)	$(5,682)	$(9,025)
Net interest settlements included in net interest income (2)	(96,079)	(35,203)	—	27,182	(104,100)
Total net interest income	(98,771)	(35,203)	(651)	21,500	(113,125)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	1,592	1,819	—	(10,409)	(6,998)
Gains on cash-flow hedges	—	—	—	29	29
(Losses) gains on derivatives not receiving hedge accounting	(12)	(1,379)	—	39	(1,352)
Mortgage delivery commitments	—	—	(270)	—	(270)
Net gain (losses) on derivatives and hedging activities	1,580	440	(270)	(10,341)	(8,591)

Subtotal	(97,191)	(34,763)	(921)	11,159	(121,716)

Net losses on trading securities	—	(4,300)	—	—	(4,300)
Total net effect of derivatives and hedging activities	$(97,191)	$(39,063)	$(921)	$11,159	$(126,016)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

Interest paid and received on interest-rate-exchange agreements that are economic hedges is classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) below, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.5 million and $4.7 million for the years ended December 31, 2018 and 2017, respectively.

Other Income (Loss)

Table 9 - Other Income (Loss) (dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Gains (losses) on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$2,027	$(2,308)	$(6,998)
Net gains related to cash-flow hedge ineffectiveness	227	280	29
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	(72)	(3)	(12)
Trading securities	3,241	5,096	4,477
CO Bonds	—	29	33
Mortgage delivery commitments	421	1,768	(270)
Net interest-accruals related to derivatives not receiving hedge accounting	(2,487)	(4,688)	(5,850)
Price alignment amount(1)	(1,021)	377	—
Net gains (losses) on derivatives and hedging activities	2,336	551	(8,591)
Net other-than-temporary impairment credit losses on held-to-maturity securities recognized in income	(532)	(1,454)	(3,310)
Litigation settlements	12,769	20,761	39,211
Service-fee income	10,268	8,697	7,701
Net unrealized losses on trading securities	(4,515)	(6,078)	(4,410)
Other	500	435	(1,277)
Total other income	$20,826	$22,912	$29,324
_____________________
(1) Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

Litigation settlement income declined in 2018. We continue to pursue private-label MBS claims against two remaining defendant groups, and unless those claims are settled, we expect to commence trial in 2019 or early 2020. As a result, income from litigation settlements or judgments in 2019 and 2020 may vary materially from 2018.

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

FINANCIAL CONDITION

Advances

At December 31, 2018, the advances portfolio totaled $43.2 billion, an increase of $5.6 billion compared with $37.6 billion at December 31, 2017.

Table 10 - Advances Outstanding by Product Type (dollars in thousands)

	December 31, 2018		December 31, 2017
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$15,325,612	35.4%	$13,533,417	35.9%
Long-term	13,415,001	31.0	14,188,347	37.7
Overnight	3,075,277	7.1	1,717,823	4.6
Amortizing	920,088	2.1	943,956	2.5
Putable	791,700	1.9	1,242,750	3.3
All other fixed-rate advances	42,600	0.1	32,000	0.1
	33,570,278	77.6	31,658,293	84.1

Variable-rate advances
Simple variable (1)	8,908,875	20.6	5,143,175	13.7
Putable	733,300	1.7	775,400	2.0
All other variable-rate indexed advances	55,932	0.1	70,298	0.2
	9,698,107	22.4	5,988,873	15.9
Total par value	$43,268,385	100.0%	$37,647,166	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Advances for disclosures relating to redemption terms of the advances portfolio.

Advances Credit Risk

We endeavor to minimize credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. All pledged collateral is subject to collateral discounts, or haircuts, to the market value or unpaid principal balance, as applicable, based on our opinion of the risk that such collateral presents. We are prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral. We have never experienced a credit loss on an advance.

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

Over the past year, our members exhibited stability in key financial metrics. Aggregate nonperforming assets for depository institution members were not materially changed over the year ending September 30, 2018, and as a percentage of assets were 0.35 percent at September 30, 2018 compared to 0.36 percent as of September 30, 2017. September 30, 2018, is the date of our most recent data on our membership for this report. All the Bank’s members had positive tangible capital at September 30, 2018. There were no member failures during 2018. All of our extensions of credit to members are secured by eligible collateral as noted herein. However, we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member’s obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral.

We assign each non-insurance company borrower to one of the following three credit status categories based on our assessment of the borrower's overall financial condition and other factors:

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

Each credit status category reflects our increasing level of control over the collateral pledged by the borrower.

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

To mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, we discount the book value or market value of pledged collateral to establish the lending value. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. We periodically analyze the discounts applied to all eligible collateral types to verify that current discounts are sufficient to secure us against losses in the event of a borrower default. Our agreements with our borrowers grant us authority, in our sole discretion, to adjust the discounts applied to collateral at any time based on our assessment of the borrower's financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral.

We generally require our members and housing associates to execute a security agreement that grants us a blanket lien on all assets of such borrower that consist of, among other things: fully disbursed whole first-mortgage loans and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us, such as other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies, housing associates, and CDFIs, in some instances we establish a specific lien instead of a blanket lien subject to safeguards including, among other things, larger haircuts on collateral. We protect our security interest in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction, or by taking possession or control of such collateral, or by taking other appropriate steps. We conduct onsite reviews of loan collateral pledged by borrowers to determine that the pledged collateral conforms to our eligibility requirements, and to adjust, if warranted, the lendable value of loan collateral pledged. We may conduct an onsite collateral review at any time.

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

Beyond our practice of taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted to us by a federally-insured depository institution member or such a member's affiliate priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to our security interests under Section 10(e) may not apply when lending to insurance company members due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we protect our security interests in the collateral pledged by our borrowers, including insurance company members, by filing UCC financing statements, by taking possession or control of such collateral, or by taking other appropriate steps. We have not experienced any rehabilitation, conservatorship, receivership, liquidation or other insolvency event for an insurance company member and therefore have continuing uncertainty on the potential inapplicability of Section 10(e). Additionally, we note that the relevant state insolvency authority could take actions that could impede our ability to sell collateral that any such insolvent member has pledged to us. To protect ourselves from the potential inapplicability of Section 10(e), we require the delivery of collateral from non-depository members which currently encompass insurance companies, nonmember housing associates and CDFIs.

Table 11 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	As of December 31, 2018
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	278	$38,634,695	$100,087,396	259.1%
Category-2	14	427,978	889,466	207.8
Category-3	20	442,778	608,742	137.5
Insurance companies	22	3,762,934	5,029,210	133.7
Total	334	$43,268,385	$106,614,814	246.4%

The method by which a borrower pledges collateral is dependent upon the type of borrower (depository vs. non-depository), the category to which the borrower is assigned, and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are permitted to specifically list and identify single-family owner-occupied residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.

The Bank may adjust the credit status category of a member from time to time based on the financial reviews and other conditions of the members. The Bank requires Category-3 members (as well as all non-depository members) to deliver collateral to the Bank or its custodian, and all securities collateral is delivered, regardless of category.

We have not recorded any allowance for credit losses on advances at December 31, 2018, and 2017, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Allowance for Credit Losses.

Table 12 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	December 31, 2018
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2018
Citizens Bank, N.A.	$7,656,146	17.7%	2.72%	$134,753
People's United Bank, N.A.	2,391,073	5.6	2.55	53,337
State Street Bank and Trust Company	2,000,000	4.6	2.68	897
Webster Bank, N.A.	1,826,808	4.2	2.52	27,561
Berkshire Bank	1,428,283	3.3	2.49	25,670
Total of top five advance-borrowing institutions	$15,302,310	35.4%		$242,218
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2018, investment securities and short-term money-market instruments totaled $15.9 billion, a decrease from $17.9 billion at December 31, 2017.

Short-term money-market investments decreased $207.0 million to $8.6 billion at December 31, 2018, compared with December 31, 2017. The decrease was attributable to a $2.0 billion decrease in federal funds sold offset by a $1.2 billion increase in securities purchased under agreements to resell, and a $593.0 million increase in interest bearing deposits.

Investment securities declined $1.8 billion to $7.3 billion at December 31, 2018, compared with December 31, 2017. The decrease was attributable to a decline of $1.8 billion in MBS.

Held-to-Maturity Securities

Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity.

Table 13 - Held-to-Maturity Securities (dollars in thousands)

	December 31,
	2018					2017	2016
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. agency obligations	$208	$—	$—	$—	$208	$1,042	$2,159
State or local housing-finance-agency obligations (HFA securities) (1)	835	6,205	16,865	80,560	104,465	146,410	162,568
Total non-MBS	1,043	6,205	16,865	80,560	104,673	147,452	164,727
MBS (1)
U.S. government guaranteed - single-family	—	—	155	8,018	8,173	10,097	12,719
U.S. government guaranteed - multifamily	—	—	—	—	—	280	1,532
GSEs - single-family	7	1,035	29,683	381,914	412,639	568,948	812,836
GSEs - multifamily	—	209,786	—	—	209,786	214,641	318,667
Private-label - residential	—	—	4,578	548,411	552,989	676,876	807,345
ABS backed by home equity loans	—	—	216	6,547	6,763	7,828	12,941
Total MBS	7	210,821	34,632	944,890	1,190,350	1,478,670	1,966,040
Total held-to-maturity securities	$1,050	$217,026	$51,497	$1,025,450	$1,295,023	$1,626,122	$2,130,767
Yield on held-to-maturity securities	7.58%	3.75%	3.59%	5.33%
________________________

(1)	Maturity ranges are based on the contractual final maturity of the security.

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

Table 14 - Available-for-Sale Securities (dollars in thousands)

	December 31,
	2018					2017	2016
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
HFA securities	$—	$49,601	$—	$—	$49,601	$37,683	$8,146
Supranational institutions	—	—	405,155	—	405,155	418,285	422,620
U.S. government corporations	—	—	—	273,169	273,169	292,077	271,957
GSEs	—	—	44,947	70,680	115,627	121,343	117,468
Total non-MBS	—	49,601	450,102	343,849	843,552	869,388	820,191
MBS (1)
U.S. government guaranteed - single-family	—	16,403	—	59,255	75,658	95,777	124,727
U.S. government guaranteed - multifamily	—	—	—	361,134	361,134	443,373	563,361
GSEs - single-family	—	—	221,033	3,341,126	3,562,159	4,562,992	4,403,855
GSEs - multifamily	—	278,890	728,551	—	1,007,441	1,353,206	676,530
Total MBS	—	295,293	949,584	3,761,515	5,006,392	6,455,348	5,768,473
Total available-for-sale securities	$—	$344,894	$1,399,686	$4,105,364	$5,849,944	$7,324,736	$6,588,664
Yield on available-for-sale securities	—%	2.61%	3.51%	0.87%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.

Trading Securities

We classify certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carry them at fair value. However, we do not participate in speculative trading practices and we hold these investments indefinitely as we periodically evaluate our liquidity needs.

Table 15 - Trading Securities (dollars in thousands)

	December 31,
	2018					2017	2016
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
Corporate bonds	$—	$6,102	$—	$—	$6,102	$—	$—
U.S. Treasury obligations	—	—	—	—	—	—	399,521
MBS (1)
U.S. government guaranteed - single-family	—	757	4,587	—	5,344	6,807	8,494
GSEs - single-family	2	84	14	48	148	346	768
GSEs - multifamily	151,444	—	—	—	151,444	184,357	203,839
Total MBS	151,446	841	4,601	48	156,936	191,510	213,101
Total trading securities	$151,446	$6,943	$4,601	$48	$163,038	$191,510	$612,622
Yield on trading securities	4.21%	6.19%	3.43%	4.69%

________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.
Certain Investment Concentrations
Table 16 - Securities from issuers which Represent Total Carrying Value Greater than 10 Percent of Our Total Capital (dollars in thousands)

	As of December 31, 2018
Name of Issuer	Carrying Value(1)	Fair Value
Non-MBS:
GSEs
Fannie Mae	$115,627	$115,627

Supranational institution
Inter-American Development Bank	405,155	405,155

MBS:
Freddie Mac	2,810,867	2,814,757
Fannie Mae	2,532,750	2,536,060
Ginnie Mae	433,906	434,064
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning one year and under to maturity and currently only consisting of overnight risk) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. Currently we place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. All of these placements currently either expire within one day or are payable upon demand.

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

Table 17 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	As of December 31, 2018
	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$174	$593,025	$—	$—	$—
Securities purchased under agreements to resell	—	1,250,000	3,250,000	1,999,000	—	—
Federal funds sold	—	500,000	1,000,000	—	—	—
Total money-market instruments	—	1,750,174	4,843,025	1,999,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	208	—	—	—	—
Corporate bonds	—	—	—	—	—	6,102
U.S. government-owned corporations	—	273,169	—	—	—	—
GSEs	—	115,627	—	—	—	—
Supranational institutions	405,155	—	—	—	—	—
HFA securities	37,031	58,145	22,775	36,115	—	—
Total non-MBS	442,186	447,149	22,775	36,115	—	6,102

MBS:
U.S. government guaranteed - single-family (2)	—	89,175	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	361,134	—	—	—	—
GSE – single-family (2)	—	3,974,946	—	—	—	—
GSE – multifamily (2)	—	1,368,671	—	—	—	—
Private-label – residential	5,244	22,170	14,554	20,793	433,685	56,543
ABS backed by home-equity loans	251	—	4,247	1,941	324	—
Total MBS	5,495	5,816,096	18,801	22,734	434,009	56,543

Total investment securities	447,681	6,263,245	41,576	58,849	434,009	62,645

Total investments	$447,681	$8,013,419	$4,884,601	$2,057,849	$434,009	$62,645
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2018. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

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

Table 18 - Unsecured Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	December 31, 2018	December 31, 2017
Federal funds sold	$1,500,000	$3,450,000
Supranational institutions	405,155	418,285
Interest bearing deposits	593,199	246
U.S. government-owned corporations	273,169	292,077
GSEs	115,627	121,343
U.S. agency obligations	208	1,042
Loans to other FHLBanks	—	400,000

Table 19 - Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures

As of December 31, 2018
Issuer / counterparty	Percent
Australia and New Zealand Bank	17.2%
Inter-American Development Bank	14.1
PNC Bank N.A.	10.3
Citibank N.A.	10.1

Private-Label MBS

Table 20 provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of December 31, 2018, reflect the percentage of subordinated class outstanding balances as of December 31, 2018, to our senior class outstanding balances as of December 31, 2018, weighted by the par value of our respective senior class securities. Average current credit enhancements as of December 31, 2018, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 20 - Private-Label Residential MBS and Home Equity ABS (dollars in thousands)

As of December 31, 2018
Total
Par value by credit rating
Triple-A	$5,495
Double-A	22,170
Single-A	20,217
Triple-B	22,734
Below Investment Grade
Double-B	12,041
Single-B	23,631
Triple-C	409,848
Double-C	275,021
Single-C	12,059
Single-D	30,027
Unrated	83,783
Total par value	$917,026

Amortized cost	$688,905
Gross unrealized gains	106,922
Gross unrealized losses	(4,919)
Fair value	$790,908

Weighted average percentage of fair value to par value	86.25%
Original weighted average credit support	27.72
Weighted average credit support	7.57
Weighted average collateral delinquency (1)	17.17
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2018, our mortgage loan investment portfolio totaled $4.3 billion, an increase of $294.7 million from December 31, 2017. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Table 21 - Par Value of Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31,
	2018	2017	2016	2015	2014
Mortgage loans outstanding
Conventional mortgage loans
MPF Original	$1,899,446	$2,105,485	$2,310,350	$2,431,320	$2,309,566
MPF 125	171,550	195,870	227,098	275,737	255,169
MPF Plus	128,428	167,003	227,654	316,513	432,934
MPF 35	1,703,131	1,100,115	470,733	83,845	—
Total conventional mortgage loans	3,902,555	3,568,473	3,235,835	3,107,415	2,997,669
Government mortgage loans	328,651	365,231	391,127	410,960	425,663
Total par value outstanding	$4,231,206	$3,933,704	$3,626,962	$3,518,375	$3,423,332

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 22.

Table 22 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2018	December 31, 2017

Massachusetts	57%	56%
Maine	10	11
Connecticut	10	8
Wisconsin	5	7
New Hampshire	5	6
All others	13	12
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 23 - Delinquent Mortgage Loans (dollars in thousands)

	December 31,
	2018	2017	2016	2015	2014
Total par value of government loans past due 90 days or more and still accruing interest	$6,433	$4,664	$5,527	$5,403	$7,191
Nonaccrual loans, par value	7,960	13,450	16,918	22,361	38,658
Troubled debt restructurings (not included above)	7,199	6,637	6,846	7,130	3,045

Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations of five percent or greater of the outstanding principal balance of our total conventional mortgage loans delinquent by more than 30 days are shown in Table 24.

Table 24 - State Concentrations of Delinquent Conventional Mortgage Loans

	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	December 31, 2018	December 31, 2017

Massachusetts	40%	39%
Connecticut	16	13
Maine	9	10
California	8	9
All others	27	29
Total	100%	100%

Table 25 - Characteristics of Our Investments in Mortgage Loans(1)

	December 31,
	2018	2017
Loan-to-value ratio at origination
< 60.00%	20%	22%
60.01% to 70.00%	15	16
70.01% to 80.00%	19	19
80.01% to 90.00%	33	30
Greater than 90.00%	13	13
Total	100%	100%
Weighted average loan-to-value ratio	73%	72%
FICO score at origination
< 620	1%	1%
620 to < 660	4	4
660 to < 700	11	10
700 to < 740	18	17
≥ 740	66	68
Total	100%	100%
Weighted average FICO score	754	755
_______________________

(1)	Percentages are calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (3.6 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (35.3 percent by outstanding principal balance).

Table 26 - Summary of Higher-Risk Conventional Mortgage Loans (dollars in thousands)

	As of December 31, 2018
High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$139,018	4.91%	2.83%	1.62%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower.

Our portfolio consists solely of fixed-rate conventionally amortizing first-mortgage loans. The portfolio does not include adjustable-rate mortgage loans, pay-option adjustable-rate mortgage loans, interest-only mortgage loans, junior lien mortgage loans, or loans with initial teaser rates.

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of December 31, 2018, we were the beneficiary of PMI coverage of $135.4 million on $523.2 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits, custodial mortgage accounts, and term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2018, and December 31, 2017, deposits totaled $474.9 million and $477.1 million, respectively.

Term deposits issued in amounts of $100,000 or greater at December 31, 2018 amounted to a par amount of $800,000, with a maturity date of July 1, 2019, and a weighted average rate of 2.34 percent. There were no term deposits at December 31, 2017.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $22.4 million and $34.8 million as of December 31, 2018, and December 31, 2017, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $255.8 million and $300.5 million as of December 31, 2018, and December 31, 2017, respectively.

We offset fair-value amounts recognized for derivative instruments with fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same counterparty under a master-netting arrangement as well as arising from derivatives cleared through a DCO.

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

All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets. We had commitments for which we were obligated to invest in mortgage loans with par values totaling $50.8 million and $42.9 million at December 31, 2018 and 2017, respectively.

Table 27 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			December 31, 2018		December 31, 2017
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,343,804	$5,773	$7,293,414	$52,244
	Swaps	Economic	769,800	(13,144)	974,900	1,570
Total associated with advances			6,113,604	(7,371)	8,268,314	53,814
Available-for-sale securities	Swaps	Fair value	611,915	(228,905)	611,915	(271,182)
Trading securities	Swaps	Economic	158,000	(487)	192,000	(4,183)
COs	Swaps	Fair value	6,024,980	(54,791)	6,213,665	(45,446)
	Forward starting swaps	Cash Flow	282,000	(753)	481,200	(9,807)
Total associated with COs			6,306,980	(55,544)	6,694,865	(55,253)
Total			13,190,499	(292,307)	15,767,094	(276,804)
Mortgage delivery commitments			50,773	339	42,918	142
Total derivatives			$13,241,272	(291,968)	$15,810,012	(276,662)
Accrued interest				(3,752)		(14,452)
Cash collateral, including related accrued interest				62,323		25,450
Net derivatives				$(233,397)		$(265,664)
Derivative asset				$22,403		$34,786
Derivative liability				(255,800)		(300,450)
Net derivatives				$(233,397)		$(265,664)
 _______________________

(1)
As of December 31, 2018 and 2017, embedded derivatives separated from the advance contract with notional amounts of $769.8 million and $974.9 million, respectively, and fair values of $13.1 million and $(1.6) million, respectively, are not included in the table.

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

Table 28 - Hedging Strategies (dollars in thousands)

			Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	December 31, 2018	December 31, 2017
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	Fair value	$4,472,004	$6,086,164
		Economic	80,000	138,000
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	Fair value	791,200	1,191,250
		Economic	10,500	61,500
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	Fair value	26,600	16,000
Pay float with embedded features, receive float interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value	54,000	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	Economic	679,300	775,400
			6,113,604	8,268,314

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	Fair value	611,915	611,915
		Economic	158,000	192,000
			769,915	803,915

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	Fair value	2,629,980	3,153,665
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	Fair value	3,395,000	3,060,000
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	Cash flow	282,000	481,200
			6,306,980	6,694,865

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	Economic	50,773	42,918
Total			$13,241,272	$15,810,012

Tables 29 and 30 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $11.4 billion, representing 85.9 percent of all derivatives outstanding as of December 31, 2018. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 29 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	As of December 31, 2018
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,412,686	$10,113	$1,412,686	$(10,321)	1.59%	2.61%	1.39%	2.81%
Due after one year through two years	1,354,290	21,602	1,354,290	(21,682)	1.84	2.58	1.57	2.85
Due after two years through three years	1,190,803	19,793	1,190,803	(19,852)	2.30	2.68	1.89	3.09
Due after three years through four years	578,075	8,371	578,075	(8,392)	1.92	2.60	1.61	2.91
Due after four years through five years	237,200	(9)	237,200	(49)	2.50	2.61	2.15	2.96
Thereafter	570,750	4,158	570,750	(4,229)	2.47	2.71	1.91	3.27
Total	$5,343,804	$64,028	$5,343,804	$(64,525)	1.98%	2.63%	1.66%	2.95%
_______________________

(1)	Not included in the fair value is $58.3 million of variation margin received for daily settled contracts.

(2)	Included in the advances hedged amount are $845.2 million of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2018.

Table 30 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	As of December 31, 2018
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,476,285	$(6,118)	$1,476,285	$6,310	1.46%	1.48%	2.54%	2.52%
Due after one year through two years	1,377,705	(7,168)	1,377,705	7,174	2.14	2.18	2.49	2.45
Due after two years through three years	1,738,770	(19,511)	1,738,770	19,531	1.75	1.75	2.49	2.49
Due after three years through four years	542,220	(6,409)	542,220	6,271	2.02	2.02	2.46	2.46
Due after four years through five years	275,000	(3,691)	275,000	3,717	2.10	2.10	2.43	2.43
Thereafter	615,000	(18,023)	615,000	17,770	2.50	2.03	2.58	3.05
Total	$6,024,980	$(60,920)	$6,024,980	$60,773	1.88%	1.85%	2.51%	2.54%
_______________________

(1)	Not included in the fair value is $6.1 million of variation margin paid for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $3.4 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2018.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in Table 31 below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty.

From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current net negative fair-value of derivative positions outstanding with them adjusted for any applicable exposure threshold. Similarly, from time to time, due to timing differences or derivatives valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current net positive fair-value of derivatives positions outstanding with them adjusted for any applicable exposure threshold. We pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member.

Table 31 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	As of December 31, 2018
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Uncleared derivatives
Single-A	$3,339,800	$(33,242)	$27,653	$6,359	$770
Triple-B	451,000	(5,766)	—	6,215	449
Cleared derivatives	6,889,444	(2,073)	23,161	—	21,088
Total derivative positions with nonmember counterparties to which we had credit exposure	10,680,244	(41,081)	50,814	12,574	22,307

Mortgage delivery commitments (2)	50,773	339	—	—	339
Total	$10,731,017	$(40,742)	$50,814	$12,574	$22,646

Derivative positions without credit exposure: (3)
Double-A	$157,000
Single-A	1,422,550
Triple-B	930,705
Total derivative positions without credit exposure	$2,510,255
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

We may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing deposits. We also engage in short-term secured reverse repurchase agreements with affiliates of these counterparties. All of these counterparties have affiliates that buy, sell, and distribute our COs.

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

LIBOR. Our derivatives and many of our assets and liabilities are indexed to LIBOR. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate as further detailed in Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations and in Item 1A — Risk Factors — Operational Risks — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms.

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

During the year ended December 31, 2018, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. During the year ended December 31, 2018, our short-term funding was generally driven by member demand and was achieved primarily through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors continue to view our short-term debt as an asset of choice, which has led to consistently low funding costs compared to those of other high-quality issuers and increased utilization of debt maturing in one year or less.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the year ended December 31, 2018.

Our contingency liquidity plans, as discussed further below, are intended to ensure that we are able to meet our obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets.

For information and discussion of our guarantees and other commitments we may have, see — Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations below, and for further information and discussion of the joint and several liability for FHLBank COs, see — Debt Financing — Consolidated Obligations below.

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2018.

Table 32 - Liquidity Reserves for Deposits (dollars in thousands)

	December 31,
	2018	2017
Liquid assets(1)
Cash and due from banks	$10,431	$261,673
Interest-bearing deposits	593,199	246
Advances maturing within five years	41,916,398	35,835,925
Total liquid assets(1)	42,520,028	36,097,844
Total deposits	474,878	477,069
Excess liquid assets(1)	$42,045,150	$35,620,775
 ________________________

(1)	For purposes of the regulatory requirement, liquid assets include cash, obligations of the U.S., and advances with maturities of less than five years.

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

If either of these thresholds is exceeded, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed either of these thresholds at any time during the year ended December 31, 2018.

Table 33 - Projected Net Cash Flow and Structural Liquidity (dollars in thousands)

	As of December 31, 2018
	5 Business Days	21 Days
Uses of funds
Interest payable	$10,257	$34,010
Maturing liabilities	2,545,718	10,834,500
Committed asset settlements	146,500	148,891
Capital outflow	88,726	88,726
MPF delivery commitments	50,773	50,773
Other	319	319
Gross uses of funds	2,842,293	11,157,219

Sources of funds
Interest receivable	70,832	115,225
Maturing or projected amortization of assets	14,370,897	21,544,036
Committed liability settlements	704,083	704,083
Cash and due from banks and interest bearing deposits	603,366	603,366
Gross sources of funds	15,749,178	22,966,710

Projected net cash flow	12,906,885	$11,809,491

Less: Secondary uses of funds
Deposit runoff	396,073
Drawdown of standby letters of credit and lines of credit	663,989
Rollover of all maturing advances	7,447,252
Projected funding of MPF master commitments	191,013
Total secondary uses of funds	8,698,327

Structural liquidity	$4,208,558

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

We complied with this regulatory requirement at all times during the year ended December 31, 2018. As of December 31, 2018 and 2017, we held a surplus of $17.4 billion and $13.2 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO issuance.

Table 34 - Contingency Liquidity (dollars in thousands)

As of December 31, 2018
5 Business Days
Cumulative uses of funds
Interest payable	$10,257
Maturing liabilities	2,545,718
Committed asset settlements	146,500
Drawdown of standby letters of credit	181,841
Other	319
Gross uses of funds	2,884,635

Cumulative sources of funds
Interest receivable	70,832
Maturing or amortizing advances	7,597,253
Committed liability settlements	704,083
Gross sources of funds	8,372,168

Plus: sources of contingency liquidity
Marketable securities	1,249,156
Self-liquidating assets	6,750,000
Cash and due from banks and interest bearing deposits	603,366
Marketable securities available for repo	3,307,164
Total sources of contingency liquidity	11,909,686

Net contingency liquidity	$17,397,219

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

We were in compliance with these additional liquidity requirements at all times during the year ended December 31, 2018. For information on new liquidity guidance issued by the FHFA, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

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

Table 35 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Actual as of December 31, 2018	Actual as of December 31, 2017
3-month Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	12.2%	8.7%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than three-month maturity	20%	10%	(1.4)%	0.6%

1-year Funding Gap
No Adjustment for Floating Rate Advances Indexed to Discount Note Auction	35%	25%	13.9%	10.9%
Floating Rate Advances Indexed to Discount Note Auction assumed to have less than one-year maturity	20%	10%	0.4%	3.9%
 _______________________

(1)	The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period.

Funding Concentration Policy. In an effort to limit the liquidity risk potentially associated with a high volume of short-term debt refinancing, we have a funding concentration policy that limits the volume of discount notes outstanding as a proportion of total assets. The policy establishes a management action trigger when discount notes (excluding the amount of discount notes matched to short-term advances) exceed 40 percent of total assets. In addition, we have adopted a separate management action trigger that is triggered when total discount notes exceed 55 percent of assets. Finally, discount notes are limited to no more than 65 percent of total assets. We were in compliance with these internal policies during the year ended December 31, 2018.

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

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2018, and December 31, 2017, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $59.0 billion and $56.1 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

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

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2018, and December 31, 2017. CO bonds outstanding for which we are primarily liable at December 31, 2018, and December 31, 2017, include issued callable bonds totaling $5.5 billion and $4.4 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short repricing intervals. CO discount notes comprised 56.1 percent and 49.4 percent of the outstanding COs for which we are primarily liable at December 31, 2018, and December 31, 2017, respectively, but accounted for 95.1 percent and 94.1 percent of the proceeds from the issuance of such COs during the years ended December 31, 2018 and 2017, respectively.

Table 36 - Short-Term Borrowings (dollars in thousands)

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Outstanding par amount at end of the period	$33,147,065	$27,752,860	$30,070,103	$3,020,150	$3,212,640	$447,000
Weighted-average rate at the end of the period	2.37%	1.25%	0.47%	2.35%	1.30%	0.71%
Daily-average par amount outstanding for the period	$30,078,903	$26,489,602	$26,979,622	$3,152,989	$2,126,941	$3,944,741
Weighted-average rate for the period	1.87%	0.88%	0.35%	1.94%	1.18%	0.52%
Highest par amount outstanding at any month-end	$33,501,223	$30,417,341	$30,495,259	$3,760,990	$3,212,640	$6,758,300

Although we are primarily liable for our portion of COs, that is, those issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $1.0 trillion at both December 31, 2018 and 2017, respectively. COs are backed only by the combined financial resources of the FHLBanks. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2018, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

Market Conditions for Consolidated Obligations

Overall, we continued to experience continuous demand for COs among investors and our issuance costs during the period covered by this report were consistent with those of recent quarters, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. Throughout 2018, COs continued to be issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the period covered by this report, CO yields continued generally to move with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies, including the decision to increase the target rate for Interest on Excess Reserves by less than the increase in the policy range for the target federal funds rate, is potentially an important factor that could shape investor demand for debt, including COs, in 2019. Moreover, potential increases in U.S. Treasury security issuance in response to the fiscal policy implications of the Tax Cut and Jobs Act of 2017 or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at December 31, 2018, was $3.6 billion compared with $3.3 billion at year-end 2017.

Capital stock increased by $245.1 million during the year ended December 31, 2018, resulting from the issuance of $1.8 billion of capital stock to support new advances borrowings by members offset by capital stock repurchases of $1.6 billion.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2018, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital.

Table 37 - Capital Stock Outstanding by Institution Type (dollars in thousands)

December 31, 2018
Commercial banks	$1,021,913
Savings institutions	895,114
Insurance companies	309,606
Credit unions	301,990
Community development financial institutions	231
Total GAAP capital stock	2,528,854
Mandatorily redeemable capital stock	31,868
Total regulatory capital stock	$2,560,722

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $31.9 million and $35.9 million at December 31, 2018, and December 31, 2017, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated December 13, 2018, the Director of the FHFA notified us that, based on September 30, 2018 financial information, we met the definition of adequately capitalized under the Capital Rule. We have not yet received our capital classification based on our December 31, 2018 financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.2 percent at December 31, 2018.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of December 31, 2018, this internal minimum capital requirement equaled $3.1 billion, which was satisfied by our actual regulatory capital of $4.0 billion.

Reduction of Membership and Activity-Based Stock Investment Requirements

At the close of business on May 31, 2017, we reduced the activity-based stock investment requirement (ABSIR) for advances with original maturities of more than three months from 4.5 percent to 4.0 percent. Effective January 16, 2019, the MSIR was reduced to 0.20 percent of the value of certain member assets eligible to secure advances subject to a minimum balance of $10,000 and a maximum balance of $10.0 million. We reduced both our ABSIR and MSIR in an effort to gain efficiency in our capital structure, as we currently exceed internal and regulatory minimum capital requirements.

Minimum Retained Earnings Target

At December 31, 2018, we had total retained earnings of $1.4 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

Our methodology for determining retained earnings adequacy and selection of the minimum retained earnings target incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements are market risk and credit risk. Market risk is represented through the Bank's established management action trigger for Value at Risk (VaR) market-risk measurement, which estimates the 99th percentile worst case of potential changes in our market value of equity due to potential shifts in yield curves applicable to our assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults.

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

Table 38 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2018	$755,723	$1,716,251	$2,471,996	$2,560,722	$88,726
December 31, 2017	705,924	1,502,996	2,208,942	2,319,644	110,702
_______________________

(1)	TSIR is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

As discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock, we currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000.

Restricted Retained Earnings and the Joint Capital Agreement

Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings. The Joint Capital Agreement, the terms of which are reflected in the capital plans of the 11 FHLBanks, is a voluntary capital initiative among the FHLBanks, intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate a certain amount, generally not less than 20 percent of each of its quarterly net income (net of that FHLBank's obligation to its AHP) and adjustments to prior net income, to a restricted retained earnings account until the total amount in that account is equal to one percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). The FHLBanks commenced this obligation with their results at September 30, 2011. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. At December 31, 2018, our total required contribution to the restricted retained earnings account was $574.3 million compared with our total contribution on that date of $310.7 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides that:

•	amounts held in an FHLBank's unrestricted retained earnings account may not be transferred into the restricted retained earnings account;

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

•	the payment of dividends from amounts in the restricted retained earnings account be restricted for at least one year following the termination of the Joint Capital Agreement; and

•	certain procedural mechanisms be followed for determining when an automatic termination event has occurred.

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

Table 39 - Contractual Obligations (dollars in thousands)

	As of December 31, 2018
	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Consolidated obligation bonds(1)	$25,901,315	$9,638,270	$9,240,405	$3,230,490	$3,792,150
Estimated interest payments on long-term debt(2)	2,406,790	548,190	651,539	346,331	860,730
Capital lease obligations	63	41	22	—	—
Operating lease obligations	13,311	2,681	5,374	5,256	—
Mandatorily redeemable capital stock	31,868	31,455	—	403	10
Commitments to invest in mortgage loans	50,773	50,773	—	—	—
Pension and post-retirement contributions	24,493	7,171	4,604	4,619	8,099
Total contractual obligations	$28,428,613	$10,278,581	$9,901,944	$3,587,099	$4,660,989
_______________________

(1)
Includes CO bonds outstanding at December 31, 2018, at par value, based on the contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2018, has been used to estimate future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

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

Accounting for Derivatives

Derivatives are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on the type of hedge transaction. All of our derivatives are either 1) derivative contracts structured to offset some or all of the risk exposure inherent in our member-lending, investment, and funding activities, 2) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, or 3) embedded in a host financial instrument, such as an advance or an investment security. We are required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivatives positioned to mitigate market-risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, our reported earnings may exhibit considerable variability. We generally employ hedging techniques that are effective under the hedge-accounting requirements. However, not all of our hedging relationships meet the hedge-accounting requirements. In some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available, and available derivatives did not meet hedge accounting requirements. As required by FHFA regulation and our policy, derivatives that do not qualify as hedging instruments pursuant to GAAP may be used only if we document a nonspeculative purpose.

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

The majority of our hedge relationships are treated as a long-haul fair-value hedge, where the change in the value of the hedged item attributable to changes in the benchmark interest rate must be measured separately from the derivative and effectiveness testing must be performed with results falling within established tolerances. If the hedge fails its effectiveness test, the hedge no longer qualifies for hedge accounting and the derivative is marked through current-period earnings without any offset related to the hedged item.

For derivative transactions to qualify for long-haul fair-value hedge-accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging changes in the estimated fair values of the hedged items attributable to the risks being hedged. Hedge-effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis. We perform testing at hedge inception based on regression analysis of the hypothetical performance of the hedge relationship using historical market data. We then perform regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month we use a consistently applied statistical methodology that uses a sample of at least 31 historical interest-rate environments and includes an R-square test, a slope test, and an F-statistic test. These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, the R-square must be greater than 0.8, the slope must be between -0.8 and -1.25, and the computed F-statistic test significance must be less than 0.05.

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

We use the LIBOR swap curve to discount cash flows on all associated hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. For any such hedging relationship where the valuation of the derivative transaction is based on the OIS curve, there could be an increase in hedge ineffectiveness that in turn could result in the loss of hedge accounting for certain hedge relationships. Loss of hedge accounting for those hedge relationships would lead to increased net income volatility, which could be material. However, through December 31, 2018, no hedge relationships failed our hedge effectiveness criteria as a result of using the OIS curve as the discount rate for the derivative and the LIBOR swap curve as the discount rate for the hedged item.

The fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or mutual optional termination at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity date, the effect of fair values is normally only a timing issue.

For derivatives and hedged items that meet the requirements described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivatives where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2018, we held derivatives that are marked to market with no offsetting qualifying hedged item including $927.8 million notional of interest-rate swaps with a fair value of $(13.6) million, and $50.8 million notional of mortgage-delivery commitments with a fair value of $339,000. The following table shows the estimated changes in the fair value of the interest-rate swaps under alternative parallel interest-rate shifts (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

Table 40 - Estimated Change in Fair Value of Undesignated Derivatives (dollars in thousands)

			As of December 31, 2018
	-200 basis points	-150 basis points	-100 basis points	-50 basis points	+50 basis points	+100 basis points	+150 basis points	+200 basis points
Change from base case
Interest-rate swaps	$(50,945)	$(36,217)	$(22,217)	$(9,914)	$7,352	$12,350	$15,504	$17,466

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

Valuation of Investment Securities. As of December 31, 2018, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging those prices. We have conducted reviews of the pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

Deferred Premium/Discount Associated with Prepayable MBS

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios and including accretion associated with a significant increase in a security's expected cash flows, for the years ended December 31, 2018, 2017, and 2016, was a net increase to income of $23.0 million, $10.9 million, and $15.5 million, respectively.

RECENT ACCOUNTING DEVELOPMENTS

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Significant regulatory actions and developments for the period covered by this report are summarized below.

Final Rule on FHLBank Capital Requirements. On February 20, 2019, the FHFA published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) (the Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that we establish and use our own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the FHFA in 2018 (see — Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance below). We do not expect this rule to materially affect our financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits. On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits” that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

We continue to evaluate the potential impact of the final rule, but currently do not expect the rule to materially affect our financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

In late 2018, the FHFA published two final rules on indemnification payments and golden parachute arrangements:
Final Rule on Indemnification Payments. On October 4, 2018, the FHFA published a final rule, effective November 5, 2018, establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the FHFA is prohibited or permissible. The rule generally prohibits these payments, except we may pay:

•
premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the FHFA or a civil money penalty imposed by the FHFA;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain circumstances; and

•	amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The rule also outlines the process the board of directors must undergo prior to making a permitted payment related to expenses of defending an action. We do not expect the rule to materially impact our financial condition or results of operations.

Final Rule on Golden Parachute and Indemnification Payments. On December 20, 2018, the FHFA published a final rule, effective January 22, 2019, on golden parachute and indemnification payments (the Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the FHFA’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in a troubled condition, in conservatorship or receivership, or insolvent. The final rule amendments:

•
focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoing; and

•	revise and clarify definitions, exemptions and procedures to implement the FHFA’s supervisory approach.

We do not expect this rule to materially impact our financial condition or results of operations.

Final Rule Amending AHP Regulations. On November 28, 2018, the FHFA published a final rule, effective December 28, 2018, that amends the operating requirements of the FHLBanks’ AHP.  The final rule retains a scoring criteria method for awarding competitive AHP subsidies, but allows us to create multiple pools of competitive funds in order to target specific affordable housing needs in our district. The final rule amendments also:

•	revise the scoring criteria to create different and new scoring priorities;

•	remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation;

•	increase the maximum per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	clarify the requirements for remediating AHP noncompliance;

•	prohibit our board of directors from delegating approval of AHP strategic policy decisions to a committee; and

•	further align AHP monitoring with certain federal government funding programs.

The majority of the rule’s provisions take effect January 1, 2021, while the owner-occupied retention agreement requirements take effect January 1, 2020. We do not expect this rule to materially affect our financial condition or results of operations.

FHFA Proposed Rule on Housing Goals. On November 2, 2018, the FHFA published a proposed rule that would amend the existing Federal Home Loan Bank Housing Goals regulation. The proposed amendments are intended to replace existing FHLBank housing goals with a more streamlined set of goals. While the existing housing goals are established retrospectively, the proposed rule would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about housing goals from year-to-year. If adopted as proposed, the proposed amendments would:

•	eliminate the $2.5 billion acquired member assets (AMA) mortgage purchase volume threshold that triggers the application of housing goals;

•
establish a new prospective target level for the AMA mortgage purchase housing goal as follows: of total AMA mortgage loans purchased each calendar year, 20 percent should be mortgage loans issued to very low-income families, low-income families, or families in low-income areas, and of those loans, at least 75 percent should be loans to borrowers with incomes at or below 80 percent of the area median income;

•
establish a goal that 50 percent of AMA program users meet the definition of “small members” whose assets do not exceed the “community financial institution” asset cap, which under FHFA regulations is currently $1.2 billion; and

•	allow the FHLBanks to request FHFA approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.

We submitted a joint comment letter with the other FHLBanks on the proposed rule on January 29, 2019. We continue to evaluate the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.

Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), FDIC, Farm Credit Administration and FHFA Final Rule on Margin and Capital Requirements for Covered Swap Entities. On October 10, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the FHFA published a final rule, effective November 9, 2018, that amended each agency’s rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a regulated entity’s counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

We do not expect this rule to materially affect our financial condition or results of operations.

Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance. On August 23, 2018, the FHFA issued an Advisory Bulletin on FHLBank liquidity (the “Liquidity Guidance AB”) that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members. The Liquidity Guidance AB rescinds the 2009 liquidity guidance previously issued by the FHFA. Contemporaneously with the issuance of the Liquidity Guidance AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit. In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the FHFA revised previous guidance that required us to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, we are required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that we should maintain a liquidity reserve of between one percent and 20 percent of our outstanding standby letters of credit commitments.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to our core mission achievement calculation. Portions of the Liquidity Guidance AB were implemented on December 31, 2018, with further implementation to take place on March 31, 2019 and full implementation on December 31, 2019. The Liquidity Guidance AB may require us to hold an additional amount of liquid assets to meet the new guidance. These additional liquid assets may be at yields at or below our cost of funds. Further, our cost of funding may increase if we were required to achieve the appropriate funding gap with longer-term funding. We do not expect the changes to have a material effect on our financial condition or results of operations.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System. On August 6, 2018, the Board of Governors of the Federal Reserve System published a final rule, effective October 5, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (GSIBs) in the United States. These entities are considered to be covered companies under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.

Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and (in certain cases) economically interdependent entities in excess of 25 percent of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments, deposits with an FHLBank, FHLBank-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.

With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply, and all other covered companies will have until July 1, 2020 to comply. We do not expect the rule to materially affect our financial condition or results of operations.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 28, 2019, Moody’s long-and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a stable outlook.

As of February 28, 2019, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

COs may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2018, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.9 billion, compared with $15.5 billion at December 31, 2017, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $2.1 billion and $1.2 billion at December 31, 2018, and December 31, 2017, respectively.

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

Investments and Mortgage Loans

We hold certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At December 31, 2018, and December 31, 2017, this portfolio of hedged investments had an amortized cost of $839.4 million and $881.4 million, respectively.

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

Swapped Consolidated Obligation Debt

We may also issue bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $6.0 billion, or 23.2 percent of our total outstanding CO bonds at December 31, 2018, compared with $6.2 billion, or 21.9 percent of total outstanding CO bonds, at December 31, 2017.

Measurement of Market and Interest-Rate Risk and Related Policy Constraints

We measure our exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. We also measure VaR, duration of equity, MVE sensitivity, and the other metrics discussed below.

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

For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive loss. At December 31, 2018, our MVE was $3.9 billion and our BVE was $3.6 billion. At December 31, 2017, our MVE was $3.6 billion and our BVE was $3.3 billion. Our ratio of MVE to BVE was 107 percent at December 31, 2018, compared with 110 percent at December 31, 2017.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent with an associated management action trigger of 130 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2018, and December 31, 2017, that ratio was 152 percent and 156 percent, respectively.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR stress scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992.

The table below presents the historical simulation VaR estimate as of December 31, 2018, and December 31, 2017, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 6-month time horizon that is measured monthly beginning with the most current month-end and going back to 1992.

Table 41 - Value-at-Risk (dollars in millions)

	Value-at-Risk (Gain) Loss Exposure (1)
	December 31, 2018		December 31, 2017
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	0.16%	$6.4	0.17%	$6.1
75%	1.08	41.9	1.13	41.1
95%	3.25	126.4	3.51	127.5
99%	4.81	187.2	4.69	170.1
_______________________

(1)
To be consistent with FHFA guidance, we have excluded VaR stress scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)	Loss exposure is expressed as a percentage of base MVE.

The following table outlines our VaR exposure to the 99th percentile, consistent with FHFA regulations, over 2018 and 2017.

Table 42 - Value-at-Risk 99th Percentile (dollars in millions)

	2018	2017
Year ending December 31	$187.2	$170.1
Average month-end VaR for year ending December 31	229.3	159.1
Maximum month-end VaR during the year ending December 31	257.9	177.7
Minimum month-end VaR during the year ending December 31	187.2	133.0

Our risk-management policy requires that VaR not exceed $350.0 million with an associated management action trigger of $275.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' Risk Committee of such breach. We complied with our VaR limit at all times during the year ended December 31, 2018.

Duration of Equity. Another measure of risk that we use is duration of equity. Duration of equity is calculated as the estimated percentage change to MVE for a 100 basis point parallel rate shock. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and a depreciation in shareholder value for increasing rate environments. We have established a limit of +/- 4.0 years for duration of equity with an associated management action trigger of +/- 3.5 years based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Should the limit be exceeded, our policies require us to notify our board of directors' Risk Committee of such breach. We complied with our duration of equity limit at all times during the year ended December 31, 2018.

As of December 31, 2018, our duration of equity was -0.32 years, compared with -0.46 years at December 31, 2017.

MVE Sensitivity. We measure MVE sensitivity by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent. Our policies require management to notify the board of director’s Risk Committee if the limit is breached. As noted in Table 43 below, we were in compliance with the limit at each of December 31, 2018, and December 31, 2017.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point parallel rate shock) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities, are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes, greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration shorter than our liabilities. Our duration gap was -0.23 months at December 31, 2018, compared with -0.33 months at December 31, 2017.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. Beginning in 2017, changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential, additional other-than-temporary impairment charges. Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on three-month LIBOR over a 12-month horizon in a variety of assumed interest-rate shock scenarios. The results of this analysis for December 31, 2018, showed that in the base case our RORC was 203 basis points over three-month LIBOR, and in the worst case fell 117 basis points to 86 basis points over three-month LIBOR in the down 300 basis point scenario. For December 31, 2017, the results of this analysis showed that in the base case our RORC was 242 basis points over three-month LIBOR, and in the worst case fell 101 basis points to 141 basis points over three-month LIBOR in the up 300 basis point scenario. In both 2018 and 2017, our RORC spread to three-month LIBOR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 6.1 percent as of December 31, 2018, compared with 6.0 percent as of December 31, 2017.

Our economic capital ratio was not below 4.0 percent at any time during the year ended December 31, 2018.

Table 43 - Market and Interest-Rate Risk Metrics (dollars in millions)

	December 31, 2018
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,628	$3,661	$3,829	$3,891	$3,869	$3,819	$3,755
Percent change in MVE from base	(6.8)%	(5.9)%	(1.6)%	—%	(0.6)%	(1.9)%	(3.5)%
MVE/BVE	100%	101%	105%	107%	106%	105%	103%
MVE/Par Stock	142%	143%	150%	152%	151%	149%	147%
Duration of Equity	- 0.61 years	-5.50 years	-3.03 years	-0.32 years	+1.05 years	+1.50 years	+1.90 years
Return on Regulatory Capital less 3-month LIBOR	0.86%	1.01%	1.67%	2.03%	2.13%	2.10%	2.01%
Net income percent change from base	(82.41)%	(64.03)%	(29.11)%	—%	23.63%	44.57%	64.22%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2017
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,362	$3,345	$3,534	$3,628	$3,585	$3,484	$3,365
Percent change in MVE from base	(7.3)%	(7.8)%	(2.6)%	—%	(1.2)%	(4.0)%	(7.2)%
MVE/BVE	102%	101%	107%	110%	109%	106%	102%
MVE/Par Stock	145%	144%	152%	156%	155%	150%	145%
Duration of Equity	+0.75 years	-2.58 years	-4.67 years	-0.46 years	+2.26 years	+3.15 years	+3.76 years
Return on Regulatory Capital less 3-month LIBOR	1.62%	1.73%	2.17%	2.42%	2.23%	1.87%	1.41%
Net income percent change from base	(63.21)%	(59.42)%	(28.50)%	—%	18.56%	32.98%	44.98%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting

The management of the Federal Home Loan Bank of Boston is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2018, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Boston

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Boston (the "FHLBank") as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts
March 22, 2019

We have served as the FHLBank's auditor since 1990.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$10,431	$261,673
Interest-bearing deposits	593,199	246
Securities purchased under agreements to resell	6,499,000	5,349,000
Federal funds sold	1,500,000	3,450,000
Investment securities:
Trading securities	163,038	191,510
Available-for-sale securities - includes $3,025 and $1,414 pledged as collateral at December 31, 2018 and 2017, respectively that may be repledged	5,849,944	7,324,736
Held-to-maturity securities - includes $3,456 and $6,444 pledged as collateral at December 31, 2018 and 2017, respectively that may be repledged (a)	1,295,023	1,626,122
Total investment securities	7,308,005	9,142,368
Advances	43,192,222	37,565,967
Mortgage loans held for portfolio, net of allowance for credit losses of $500 at December 31, 2018 and 2017	4,299,402	4,004,737
Loans to other FHLBanks	—	400,000
Accrued interest receivable	112,751	94,100
Derivative assets, net	22,403	34,786
Other assets	55,904	59,069
Total Assets	$63,593,317	$60,361,946
LIABILITIES
Deposits
Interest-bearing	$448,247	$450,922
Non-interest-bearing	26,631	26,147
Total deposits	474,878	477,069
Consolidated obligations (COs):
Bonds	25,912,684	28,344,623
Discount notes	33,065,822	27,720,906
Total consolidated obligations	58,978,506	56,065,529
Mandatorily redeemable capital stock	31,868	35,923
Accrued interest payable	112,043	90,626
Affordable Housing Program (AHP) payable	83,965	81,600
Derivative liabilities, net	255,800	300,450
Other liabilities	48,898	45,619
Total liabilities	59,985,958	57,096,816
Commitments and contingencies (Note 20)
CAPITAL
Capital stock – Class B – putable ($100 par value), 25,289 shares and 22,837 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,528,854	2,283,721
Retained earnings:
Unrestricted	1,084,342	1,041,033
Restricted	310,670	267,316
Total retained earnings	1,395,012	1,308,349
Accumulated other comprehensive loss	(316,507)	(326,940)
Total capital	3,607,359	3,265,130
Total Liabilities and Capital	$63,593,317	$60,361,946
_______________________________________
(a)   Fair values of held-to-maturity securities were $1,528,929 and $1,903,227 at December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2018	2017	2016
INTEREST INCOME
Advances	$867,431	$515,074	$340,903
Securities purchased under agreements to resell	77,718	27,486	11,474
Federal funds sold	108,144	58,642	22,562
Investment securities:
Trading securities	8,789	10,604	9,194
Available-for-sale securities	143,952	118,270	115,854
Held-to-maturity securities	77,892	79,723	87,729
Total investment securities	230,633	208,597	212,777
Mortgage loans held for portfolio	136,672	125,002	119,910
Other	5,455	2,088	538
Total interest income	1,426,053	936,889	708,164
INTEREST EXPENSE
Consolidated obligations:
Bonds	545,228	421,622	361,006
Discount notes	561,443	233,081	93,362
Total consolidated obligations	1,106,671	654,703	454,368
Deposits	5,311	3,615	679
Mandatorily redeemable capital stock	1,923	1,558	1,364
Other borrowings	38	10	4
Total interest expense	1,113,943	659,886	456,415
NET INTEREST INCOME	312,110	277,003	251,749
Reduction of provision for credit losses	(34)	(96)	(277)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	312,144	277,099	252,026
OTHER INCOME (LOSS)
Net other-than-temporary impairment losses on investment securities, credit portion	(532)	(1,454)	(3,310)
Litigation settlements	12,769	20,761	39,211
Service fees	10,268	8,697	7,701
Net unrealized losses on trading securities	(4,515)	(6,078)	(4,410)
Net gains (losses) on derivatives and hedging activities	2,336	551	(8,591)
Other	500	435	(1,277)
Total other income	20,826	22,912	29,324
OTHER EXPENSE
Compensation and benefits	47,681	46,799	45,440
Other operating expenses	24,243	24,342	23,008
Federal Housing Finance Agency (the FHFA)	3,582	3,800	3,643
Office of Finance	3,526	3,260	3,011
Other	12,870	10,300	13,644
Total other expense	91,902	88,501	88,746
INCOME BEFORE ASSESSMENTS	241,068	211,510	192,604
AHP	24,299	21,307	19,397
NET INCOME	$216,769	$190,203	$173,207

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)
	For the Year Ended December 31,
	2018	2017	2016
Net income	$216,769	$190,203	$173,207
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(30,627)	14,478	909
Net noncredit portion of other-than-temporary impairment recoveries on held-to-maturity securities	29,064	34,161	37,406
Net unrealized gains relating to hedging activities	11,317	7,751	23,050
Pension and postretirement benefits	679	184	(2,282)
Total other comprehensive income	10,433	56,574	59,083
Comprehensive income	$227,202	$246,777	$232,290

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2018, 2017, and 2016 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2015	23,367	$2,336,662	$934,214	$194,634	$1,128,848	$(442,597)	$3,022,913
Comprehensive income			138,566	34,641	173,207	59,083	232,290
Proceeds from sale of capital stock	4,554	455,451					455,451
Repurchase of capital stock	(3,808)	(380,767)					(380,767)
Shares reclassified to mandatorily redeemable capital stock	—	(40)					(40)
Cash dividends on capital stock			(85,069)		(85,069)		(85,069)
BALANCE, DECEMBER 31, 2016	24,113	2,411,306	987,711	229,275	1,216,986	(383,514)	3,244,778
Comprehensive income			152,162	38,041	190,203	56,574	246,777
Proceeds from sale of capital stock	10,677	1,067,674					1,067,674
Repurchase of capital stock	(11,866)	(1,186,589)					(1,186,589)
Shares reclassified to mandatorily redeemable capital stock	(87)	(8,670)					(8,670)
Cash dividends on capital stock			(98,840)		(98,840)		(98,840)
BALANCE, DECEMBER 31, 2017	22,837	2,283,721	1,041,033	267,316	1,308,349	(326,940)	3,265,130
Comprehensive income			173,415	43,354	216,769	10,433	227,202
Proceeds from sale of capital stock	18,009	1,800,880					1,800,880
Repurchase of capital stock	(15,554)	(1,555,438)					(1,555,438)
Shares reclassified to mandatorily redeemable capital stock	(3)	(309)					(309)
Cash dividends on capital stock			(130,106)		(130,106)		(130,106)
BALANCE, DECEMBER 31, 2018	25,289	$2,528,854	$1,084,342	$310,670	$1,395,012	$(316,507)	$3,607,359

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$216,769	$190,203	$173,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(1,192)	(12,892)	(40,332)
Reduction of provision for credit losses	(34)	(96)	(277)
Change in net fair-value adjustments on derivatives and hedging activities	36,176	8,554	25,341
Net other-than-temporary impairment losses on investment securities, credit portion	532	1,454	3,310
Other adjustments	6,335	4,637	9,492
Net change in:
Market value of trading securities	4,515	6,078	4,410
Accrued interest receivable	(18,651)	(9,452)	(218)
Other assets	(2,627)	(3,147)	(1,444)
Accrued interest payable	21,417	9,804	(446)
Other liabilities	7,170	5,883	(7,334)
Total adjustments	53,641	10,823	(7,498)
Net cash provided by operating activities	270,410	201,026	165,709

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(629,887)	52,274	(16,949)
Securities purchased under agreements to resell	(1,150,000)	650,000	701,000
Federal funds sold	1,950,000	(750,000)	(580,000)
Loans to other FHLBanks	400,000	(400,000)	—
Trading securities:
Proceeds	779,652	1,032,652	12,692
Purchases	(749,072)	(618,051)	(399,155)
Available-for-sale securities:
Proceeds from long-term	1,409,776	1,462,091	1,299,593
Purchases of long-term	(12,800)	(2,222,738)	(1,618,180)
Held-to-maturity securities:
Proceeds from long-term	385,610	568,279	589,470
Advances to members:
Repaid	652,931,105	487,707,464	345,626,842
Originated	(658,551,866)	(486,239,305)	(348,770,289)
Mortgage loans held for portfolio:
Proceeds	414,690	472,636	587,203
Purchases	(719,845)	(794,914)	(715,274)
Other investing activities	1,454	748	1,694
Net cash (used in) provided by investing activities	(3,541,183)	921,136	(3,281,353)

FINANCING ACTIVITIES
Net change in deposits	(2,071)	(5,594)	(339)
Net payments on derivatives with a financing element	—	(4,101)	(13,268)
Net proceeds from issuance of consolidated obligations:
Discount notes	198,660,164	170,645,541	163,426,877

Bonds	10,188,427	10,655,859	18,313,281
Payments for maturing and retiring consolidated obligations:
Discount notes	(193,351,448)	(172,999,084)	(161,858,661)
Bonds	(12,586,510)	(9,449,955)	(16,466,706)
Proceeds from issuance of capital stock	1,800,880	1,067,674	455,451
Payments for repurchase of capital stock	(1,555,438)	(1,186,589)	(380,767)
Payments for redemption of mandatorily redeemable capital stock	(4,364)	(5,434)	(9,342)
Cash dividends paid	(130,109)	(98,837)	(85,069)
Net cash provided by (used in) financing activities	3,019,531	(1,380,520)	3,381,457
Net (decrease) increase in cash and due from banks	(251,242)	(258,358)	265,813
Cash and due from banks at beginning of the year	261,673	520,031	254,218
Cash and due from banks at end of the year	$10,431	$261,673	$520,031
Supplemental disclosures:
Interest paid	$1,084,131	$667,629	$505,267
AHP payments	$17,729	$18,628	$18,575
Noncash receipt of trading securities	$6,624	$—	$—
Noncash transfers of mortgage loans held for portfolio to other assets	$1,438	$2,618	$3,112

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Background Information

We are a federally chartered corporation and one of 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHLBanks are government-sponsored enterprises (GSEs) that were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to serve the public by enhancing the availability of credit for residential mortgages, targeted community development and economic growth. Each FHLBank operates in a specifically defined geographic territory, or district. We provide a readily available, competitively priced source of funds to our members and certain nonmember institutions located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs) and insurance companies with their principal places of business in New England and engaged in residential housing finance, may apply for membership. Additionally, certain nonmember institutions (referred to as housing associates) that meet applicable legal criteria may also borrow from us. While eligible to borrow, housing associates are not eligible to become members and, therefore, are not allowed to hold capital stock. As we are a cooperative, current and former members own all of our outstanding capital stock and may receive dividends on their investment. We do not have any wholly or partially owned subsidiaries, and we do not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

All members must purchase our stock as a condition of membership and as a condition of engaging in certain business activities with us.

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

The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established to facilitate the issuance and servicing of the FHLBanks' COs and to prepare the combined quarterly and annual financial reports of all the FHLBanks. As provided by the FHLBank Act, and applicable regulations, COs are backed only by the financial resources of all the FHLBanks and are our primary source of funds. Deposits, other borrowings, and the issuance of capital stock, which is principally held by our current and former members, provide other funds. We primarily use these funds to provide loans, called advances, to invest in single-family mortgage loans under the Mortgage Partnership Finance® (MPF®) program, and also to fund other investments. In addition, we offer correspondent services, such as wire-transfer, securities-safekeeping, and settlement services.

"Mortgage Partnership Finance", "MPF" and MPF Xtra are registered trademarks of the FHLBank of Chicago.

Note 2 — Summary of Significant Accounting Policies

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

Fair Value

We determine the fair-value amounts recorded on the statement of condition and in the note disclosures for the periods presented by using available market and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of these financial instruments, there are inhe rent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 19 — Fair Values for more information.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 12 — Derivatives and Hedging Activities for additional information regarding these agreements.

Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. At December 31, 2018 and 2017, we had $6.5 billion and $5.3 billion in securities purchased under agreements to resell. There were no offsetting amounts related to these securities at December 31, 2018 and 2017.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at cost. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that we consider to be of investment quality. Securities purchased under agreements to resell are treated as short-term collateralized loans that are classified as assets in the statement of condition. These securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians, which we have approved. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to provide additional securities in safekeeping in our name in an amount equal to the decrease or remit cash in such amount. If the counterparty defaults on this obligation, we will decrease the dollar value of the resale agreement accordingly. We have not sold or repledged the collateral received on securities purchased under agreements to resell. Securities purchased under agreements to resell averaged $4.0 billion during 2018 and $3.0 billion during 2017, and the maximum amount outstanding at any month-end during 2018 and 2017 was $6.5 billion and $5.3 billion, respectively.

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

Held-to-Maturity. Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts using the level-yield method, other-than-temporary impairment, and accretion of the noncredit portion of other-than-temporary impairment recognized in other comprehensive income (loss).

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

Accounting for Other-than-Temporary Impairment Recognized in Other Comprehensive Income (Loss). For subsequent accounting of other-than-temporarily impaired securities, we record an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit, if any) is determined as the difference between the security's amortized cost less the amount of other-than-temporary impairment recognized in other comprehensive income (loss) prior to the determination of this additional other-than-temporary impairment and its fair value. Any additional credit loss is limited to that security's unrealized losses, or the difference between the security's amortized cost and its fair value as of the statement of condition date. This additional credit loss, up to the amount in other comprehensive income (loss) related to the security, is reclassified out of other comprehensive income (loss) and recognized in earnings. Any credit loss in excess of the amount reclassified out of other comprehensive income (loss) is also recognized in earnings.

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

Advances

We report advances at amortized cost. Advances carried at amortized cost are reported net of premiums/discounts and any hedging adjustments, as discussed in Note 9 — Advances. We generally record our advances at par. However, we may record premiums or discounts on advances in the following cases:

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

•
Advances issued under our Jobs for New England (JNE) and Helping to House New England (HHNE) programs have an interest rate at a significant discount to market rates. Due to the below market interest rate, we record a discount on the advance and an interest rate subsidy expense at the time that we transact the advance. The subsidy expense is recorded in other expense in the statement of operations.

We amortize the premiums and accrete the discounts on advances to interest income using the level-yield method. We record interest on advances to interest income as earned.

Prepayment Fees. We charge borrowers a prepayment fee when they prepay certain advances before the original maturity. We record prepayment fees net of hedging fair-value adjustments included in the carrying value of the advance as advances interest income on the statement of operations.

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

For prepaid advances that were hedged and met the hedge-accounting requirements, we terminate the hedging relationship upon prepayment and record the prepayment fee net of the hedging fair-value adjustment in the basis of the advance as advance-interest income. If we fund a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, we evaluate whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria, the modified advance is marked to fair value after the modification, and subsequent fair-value changes are recorded in other income as net gains (losses) on derivatives and hedging activities.

If a new advance does not qualify as a modification of an existing advance, prepayment of the existing advance is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to advance-interest income in the statement of operations.

Commitment Fees

We record commitment fees for standby letters of credit to members as deferred fee income when received, and amortize these fees on a straight-line basis to service-fees income in other income over the term of the standby letter of credit. Based upon past experience, we believe the likelihood of standby letters of credit being drawn upon is remote.

Mortgage Loans Held for Portfolio

We participate in the MPF program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 10 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2018, all our investments in mortgage loans are held for portfolio. Accordingly, these investments are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from investments initially classified as mortgage loan commitments, direct write-downs, and the allowance for credit losses on mortgage loans.

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

Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in our portfolio as of the statement of condition date and the amount of loss can be reasonably estimated. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. To the extent necessary, an allowance for credit losses for off-balance-sheet credit exposure is recorded as a liability.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. We have established an allowance methodology for each of our portfolio segments. See Note 11 – Allowance for Credit Losses for additional information.

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

Collateral-dependent Loans. An impaired loan is considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. A loan that is considered collateral-dependent is measured for impairment based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as an allowance for loan loss or charged-off. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

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

Real Estate Owned

Real-estate-owned property (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is recorded as other assets in the statement of condition and is carried at the lower of cost or fair value less estimated selling costs. At December 31, 2018 and 2017, we had $818,000 and $1.8 million, respectively, in assets classified as REO. Fair value is derived from third-party valuations of the property. If the fair value of the REO less estimated selling costs is less than the recorded investment in the MPF loan at the date of transfer, we recognize a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.

Derivatives

All derivatives are recognized on the statement of condition at fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral, and accrued interest received from or pledged to clearing members and/or counterparties. We offset fair-value amounts recognized for derivatives and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same clearing member and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Derivative assets and derivative liabilities reported on the statement of condition also include net accrued interest. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);

•	a qualifying hedge of a forecasted transaction (a cash-flow hedge); or

•	a nonqualifying hedge of an asset or liability (an economic hedge) for asset-liability-management purposes.

We utilize two derivatives clearing organizations (DCOs), for all cleared derivative transactions, Chicago Mercantile Exchange, Inc. (CME Inc.) and LCH Limited (LCH Ltd.). Based upon certain amendments, effective January 3, 2017, made by CME Inc. to its rulebook, we began to characterize variation margin payments related to CME Inc. contracts as daily settlement payments, rather than collateral. However, throughout 2017, we continued to characterize our variation margin related to LCH Ltd. contracts as cash collateral. We began to characterize variation margin payments related to LCH Ltd. contracts as daily settlement payments, rather than cash collateral, based upon a change effective January 16, 2018, to LCH Ltd.'s rulebook. At both DCOs, initial margin has been and continues to be considered cash collateral.

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

•
Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities.

•
Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is highly effective, are recorded in other comprehensive income (loss), a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

•
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

•	the derivative and/or the hedged item expires or is sold, terminated, or exercised;

•	it is no longer probable that the forecasted transaction will occur in the originally expected period or within the following two months;

•	a hedged firm commitment no longer meets the definition of a firm commitment; or

•	we determine that designating the derivative as a hedging instrument is no longer appropriate.

If hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative on the statement of condition at its fair value and cease to adjust the hedged asset or liability for changes in fair value. We will then begin to amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

If hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, we will continue to carry the derivative on the statement of condition at its fair value and amortize the cumulative other comprehensive loss adjustment to earnings when earnings are affected by the existing hedged item.

If it is no longer probable that a forecasted transaction will occur by the end of the originally expected period or within two months thereafter, we immediately recognize in earnings the gain or loss that was in accumulated other comprehensive loss.

If hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is sepa rated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2018, and 2017, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 9 — Advances for the fair value of these embedded derivatives.

Premises, Software, and Equipment

We record premises, software, and equipment at cost less accumulated depreciation and amortization and compute depreciation on a straight-line basis over estimated useful lives ranging from three years to 10 years. We amortize leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. We include gains and losses on disposal of premises, software, and equipment in other income (loss) on the statement of operations. The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods.

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

FHFA Expenses

We fund a portion of the costs of operating the FHFA. The portion of the FHFA's expenses and working capital fund paid by the FHLBanks is allocated among the FHLBanks based on the ratio of each FHLBank's minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank. We must pay an amount equal to one-half of our annual assessment twice each year.

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

Reclassification

Certain amounts in the 2017 and 2016 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2018.

Note 3 — Recently Issued and Adopted Accounting Guidance

Effective January 1, 2018

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that employers disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance resulted in the reclassification of $1.4 million and $1.6 million, respectively, of non-service cost components of net benefit cost from compensation and benefits expense to other non-interest expense in the statements of operations for the years ended December 31, 2017 and 2016.

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

This guidance did not have any effect on our financial condition, results of operations, or cash flows. In accordance with the updated guidance, we have made insignificant revisions to Note 19 — Fair Values to specify the measurement category for each form of financial asset (that is, securities or loans and receivables).

Effective January 1, 2019

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On October 25, 2018, the FASB issued amended guidance to permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. This guidance became effective for us on January 1, 2019. Upon adoption, SOFR became an eligible benchmark interest rate which we may elect to apply to future hedge relationships.

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

This guidance became effective for us on January 1, 2019. For all cash flow hedges existing on the date of adoption, this guidance will be applied through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance is required only prospectively. We have evaluated this guidance and it is not expected to affect our application of hedge accounting for existing hedge strategies, with the exception of designation of a fallback long-haul effectiveness testing method for our short-cut hedge strategies. Upon adoption, this guidance will prospectively affect our presentation of fair value hedge relationships on the statement of operations and will require certain new disclosures. We will continue to assess the new strategies and opportunities enabled by this guidance to expand our risk management strategies. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance became effective for us on January 1, 2019. Upon adoption of the new guidance, we recognized right-of-use assets and lease liabilities for our operating leases of approximately $11.9 million and $12.5 million, respectively, on the statement of condition.

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

This guidance is effective for us for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018; however, we do not intend to adopt the new guidance early. This guidance is required to be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are currently evaluating the effect this guidance may have on our financial condition, results of operations and cash flows. A preliminary assessment of the anticipated impacts on our financial condition for certain asset classes is the following:

•
No allowance for credit losses will be required for advances, U.S. government or agency securities, U.S. government-owned corporations, U.S. government-guaranteed securities and securities issued by government sponsored enterprises on the basis of the zero-loss expectations;

•
We do not expect to recognize an allowance for credit losses for short-term investments (including federal funds sold and interest-bearing deposits), securities purchased under agreements to resell, securities issued by supranational institutions, or state or local housing-finance agency obligations; and

•	We do not expect a significant change in methodology for modeling credit losses for private-label MBS.

Although we are still evaluating the expected impact on our financial condition for mortgage loans held for portfolio, we expect the adoption of the guidance will result in an increase in the allowance for credit losses given the requirement to assess losses for the entire estimated life of the financial asset.

The overall effect on our financial condition, results of operations, and cash flows will depend upon the composition of our financial assets held at the date of adoption as well as the economic conditions and forecasts at that time.

Note 4 — Cash and Due from Banks

Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank of Boston.

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $16.3 million and $45.5 million for the years ended December 31, 2018 and 2017, respectively.

Note 5 — Trading Securities

Table 5.1 - Trading Securities by Major Security Type (dollars in thousands)

	December 31, 2018	December 31, 2017
Corporate bonds	$6,102	$—

MBS
U.S. government-guaranteed – single-family	5,344	6,807
GSEs – single-family	148	346
GSEs – multifamily	151,444	184,357
	156,936	191,510
Total	$163,038	$191,510

Net unrealized losses on trading securities for the years ended December 31, 2018, 2017 and 2016, amounted to $4.5 million, $6.1 million and $4.4 million, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 6 — Available-for-Sale Securities

Table 6.1 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	December 31, 2018
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$55,500	$—	$(5,899)	$49,601
Supranational institutions	419,222	—	(14,067)	405,155
U.S. government-owned corporations	297,729	—	(24,560)	273,169
GSEs	122,423	—	(6,796)	115,627
	894,874	—	(51,322)	843,552
MBS
U.S. government guaranteed – single-family	79,075	20	(3,437)	75,658
U.S. government guaranteed – multifamily	368,103	—	(6,969)	361,134
GSEs – single-family	3,649,964	681	(88,486)	3,562,159
GSEs – multifamily	1,010,886	168	(3,613)	1,007,441
	5,108,028	869	(102,505)	5,006,392
Total	$6,002,902	$869	$(153,827)	$5,849,944
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

Table 6.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$11,118	$(1,682)	$38,483	$(4,217)	$49,601	$(5,899)
Supranational institutions	—	—	405,155	(14,067)	405,155	(14,067)
U.S. government-owned corporations	—	—	273,169	(24,560)	273,169	(24,560)
GSEs	—	—	115,627	(6,796)	115,627	(6,796)
	11,118	(1,682)	832,434	(49,640)	843,552	(51,322)

MBS
U.S. government guaranteed – single-family	—	—	57,679	(3,437)	57,679	(3,437)
U.S. government guaranteed – multifamily	—	—	361,134	(6,969)	361,134	(6,969)
GSEs – single-family	53,122	(388)	3,417,076	(88,098)	3,470,198	(88,486)
GSEs – multifamily	902,850	(3,613)	—	—	902,850	(3,613)
	955,972	(4,001)	3,835,889	(98,504)	4,791,861	(102,505)
Total temporarily impaired	$967,090	$(5,683)	$4,668,323	$(148,144)	$5,635,413	$(153,827)

	December 31, 2017
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$29,345	$(4,005)	$8,338	$(1,012)	$37,683	$(5,017)
Supranational institutions	—	—	418,285	(20,382)	418,285	(20,382)
U.S. government-owned corporations	—	—	292,077	(21,908)	292,077	(21,908)
GSEs	—	—	121,343	(7,401)	121,343	(7,401)
	29,345	(4,005)	840,043	(50,703)	869,388	(54,708)
MBS
U.S. government guaranteed – single-family	—	—	70,877	(2,998)	70,877	(2,998)
U.S. government guaranteed – multifamily	64,219	(571)	379,154	(4,031)	443,373	(4,602)
GSEs – single-family	1,853,323	(12,661)	2,540,006	(50,874)	4,393,329	(63,535)
	1,917,542	(13,232)	2,990,037	(57,903)	4,907,579	(71,135)
Total temporarily impaired	$1,946,887	$(17,237)	$3,830,080	$(108,606)	$5,776,967	$(125,843)

Table 6.3 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	December 31, 2018		December 31, 2017
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	55,500	49,601	42,700	37,683
Due after five years through 10 years	465,248	450,102	438,667	418,285
Due after 10 years	374,126	343,849	442,729	413,420
	894,874	843,552	924,096	869,388
MBS (1)	5,108,028	5,006,392	6,522,971	6,455,348
Total	$6,002,902	$5,849,944	$7,447,067	$7,324,736
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 7 — Held-to-Maturity Securities

Table 7.1 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	December 31, 2018
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$208	$—	$208	$—	$—	$208
HFA securities	104,465	—	104,465	4	(4,612)	99,857
	104,673	—	104,673	4	(4,612)	100,065
MBS
U.S. government guaranteed – single-family	8,173	—	8,173	158	—	8,331
GSEs – single-family	412,639	—	412,639	6,861	(1,389)	418,111
GSEs – multifamily	209,786	—	209,786	1,728	—	211,514
Private-label – residential	682,124	(129,135)	552,989	234,063	(2,671)	784,381
Asset-backed securities (ABS) backed by home equity loans	6,781	(18)	6,763	20	(256)	6,527
	1,319,503	(129,153)	1,190,350	242,830	(4,316)	1,428,864
Total	$1,424,176	$(129,153)	$1,295,023	$242,834	$(8,928)	$1,528,929

	December 31, 2017
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$1,042	$—	$1,042	$10	$—	$1,052
HFA securities	146,410	—	146,410	26	(14,372)	132,064
	147,452	—	147,452	36	(14,372)	133,116
MBS
U.S. government guaranteed – single-family	10,097	—	10,097	190	—	10,287
U.S. government guaranteed – multifamily	280	—	280	—	—	280
GSEs – single-family	568,948	—	568,948	10,410	(310)	579,048
GSEs – multifamily	214,641	—	214,641	6,451	—	221,092
Private-label – residential	835,070	(158,194)	676,876	278,217	(3,195)	951,898
ABS backed by home equity loans	7,851	(23)	7,828	27	(349)	7,506
	1,636,887	(158,217)	1,478,670	295,295	(3,854)	1,770,111
Total	$1,784,339	$(158,217)	$1,626,122	$295,331	$(18,226)	$1,903,227

Table 7.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$6,196	$(9)	$92,822	$(4,603)	$99,018	$(4,612)

MBS
GSEs – single-family	69,377	(580)	52,237	(809)	121,614	(1,389)
Private-label – residential	24,921	(326)	109,296	(4,336)	134,217	(4,662)
ABS backed by home equity loans	759	(5)	5,641	(251)	6,400	(256)
	95,057	(911)	167,174	(5,396)	262,231	(6,307)
Total	$101,253	$(920)	$259,996	$(9,999)	$361,249	$(10,919)

	December 31, 2017
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$121,203	$(14,372)	$121,203	$(14,372)

MBS
GSEs – single-family	44,759	(52)	28,771	(258)	73,530	(310)
Private-label – residential	—	—	158,963	(5,558)	158,963	(5,558)
ABS backed by home equity loans	—	—	7,371	(350)	7,371	(350)
	44,759	(52)	195,105	(6,166)	239,864	(6,218)
Total	$44,759	$(52)	$316,308	$(20,538)	$361,067	$(20,590)

Table 7.3 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	December 31, 2018			December 31, 2017
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,043	$1,043	$1,047	$264	$264	$267
Due after one year through five years	6,205	6,205	6,196	11,613	11,613	11,645
Due after five years through 10 years	16,865	16,865	16,639	18,245	18,245	18,226
Due after 10 years	80,560	80,560	76,183	117,330	117,330	102,978
	104,673	104,673	100,065	147,452	147,452	133,116
MBS (2)	1,319,503	1,190,350	1,428,864	1,636,887	1,478,670	1,770,111
Total	$1,424,176	$1,295,023	$1,528,929	$1,784,339	$1,626,122	$1,903,227
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at December 31, 2018. At December 31, 2018, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, and we do not consider these investments to be other-than-temporarily impaired at December 31, 2018.

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

•
expected housing price changes, with projections ranging from a decrease of 7.0 percent to an increase of 14.0 percent over the 12-month period beginning October 1, 2018. For the vast majority of markets, the projected short-term housing price changes range from an increase of 3.0 percent to an increase of 7.0 percent. Thereafter, we have projected a unique long-term forecast for each relevant geographic area based on an internally developed framework derived from historical data; and

•	interest-rate assumptions.

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed.

For those securities for which a credit loss was recognized during the year ended December 31, 2018, Table 8.1 presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS.

Table 8.1 - Significant Inputs and Current Credit Enhancement for Securities with a Credit Loss in 2018 (dollars in thousands)

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Alt-A - Private-label residential MBS (1)	$27,702	10.9%	26.4%	32.7%	8.1%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

Table 8.2 - Total MBS Other-than-Temporarily Impaired During the Life of the Security (dollars in thousands)

	December 31, 2018
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$24,498	$20,890	$16,452	$22,712
Private-label residential MBS – Alt-A	798,625	574,138	449,440	677,180
ABS backed by home equity loans – Subprime	154	144	127	146
Total other-than-temporarily impaired securities	$823,277	$595,172	$466,019	$700,038

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

Table 8.3 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings (dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$452,523	$490,404	$533,888
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	—	15
Additional credit losses for which an other-than-temporary impairment charge was previously recognized	532	1,454	3,295
Reductions:
Securities matured during the year	—	(5,600)	(8,778)
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income(1)	(31,020)	(33,735)	(38,016)
Balance at end of year	$422,035	$452,523	$490,404
_______________________

(1)	For the year ended December 31, 2018, the amount excludes an additional $1.4 million for bonds previously paid off.

Note 9 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or even longer with the approval of our credit committee. At both December 31, 2018 and 2017, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent.

Table 9.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	December 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$12,332	2.88%	$5,698	1.70%
Due in one year or less	24,029,592	2.48	21,501,397	1.56
Due after one year through two years	11,413,640	2.55	7,462,785	1.65
Due after two years through three years	2,832,290	2.47	2,709,951	1.85
Due after three years through four years	1,648,076	2.37	2,084,105	2.03
Due after four years through five years	1,980,468	2.24	2,071,989	1.56
Thereafter	1,351,987	2.99	1,811,241	2.23
Total par value	43,268,385	2.50%	37,647,166	1.66%
Premiums	13,347		17,931
Discounts	(38,036)		(32,757)
Fair value of bifurcated derivatives (1)	13,051		(1,591)
Hedging adjustments	(64,525)		(64,782)
Total	$43,192,222		$37,565,967

_________________________

(1)	At December 31, 2018 and 2017, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

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

Table 9.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (1) (dollars in thousands)

	December 31, 2018	December 31, 2017
Overdrawn demand-deposit accounts	$12,332	$5,698
Due in one year or less	32,748,467	25,842,572
Due after one year through two years	3,913,640	3,722,785
Due after two years through three years	2,672,290	2,709,951
Due after three years through four years	1,261,176	1,924,105
Due after four years through five years	1,362,468	1,684,789
Thereafter	1,298,012	1,757,266
Total par value	$43,268,385	$37,647,166
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

We offer putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 9.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

Year of Contractual Maturity or Next Put Date, Par Value	December 31, 2018	December 31, 2017
Overdrawn demand-deposit accounts	$12,332	$5,698
Due in one year or less	25,199,892	22,828,547
Due after one year through two years	11,652,840	7,921,035
Due after two years through three years	2,834,790	2,686,951
Due after three years through four years	1,367,576	1,984,705
Due after four years through five years	1,152,468	1,216,989
Thereafter	1,048,487	1,003,241
Total par value	$43,268,385	$37,647,166

Table 9.4 - Advances by Current Interest Rate Terms (dollars in thousands)

Par value of advances	December 31, 2018	December 31, 2017
Fixed-rate
Due in one year or less	$23,822,091	$20,674,897
Due after one year	9,748,187	10,983,396
Total fixed-rate	33,570,278	31,658,293

Variable-rate
Due in one year or less	219,832	832,198
Due after one year	9,478,275	5,156,675
Total variable-rate	9,698,107	5,988,873
Total par value	$43,268,385	$37,647,166

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At December 31, 2018 and 2017, we had $16.4 billion and $12.1 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to six borrowers at both December 31, 2018 and 2017, representing 37.9 percent and 32.3 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 11 — Allowance for Credit Losses.

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

Table 9.5 - Advances Prepayment Fees (dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Prepayment fees received from borrowers	$409	$1,568	$11,078
Hedging fair-value adjustments on prepaid advances	264	(218)	(3,664)
Net premiums associated with prepaid advances	(159)	(137)	(2,238)
Deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(298)	(315)	(3,100)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	—	1,677
Advance prepayment fees recognized in income, net	$216	$898	$3,753

Note 10 — Mortgage Loans Held for Portfolio

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

Table 10.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31, 2018	December 31, 2017
Real estate
Fixed-rate 15-year single-family mortgages	$392,128	$466,952
Fixed-rate 20- and 30-year single-family mortgages	3,839,078	3,466,752
Premiums	67,671	70,074
Discounts	(1,800)	(1,541)
Deferred derivative gains, net	2,825	3,000
Total mortgage loans held for portfolio	4,299,902	4,005,237
Less: allowance for credit losses	(500)	(500)
Total mortgage loans, net of allowance for credit losses	$4,299,402	$4,004,737

Table 10.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	December 31, 2018	December 31, 2017
Conventional mortgage loans	$3,902,555	$3,568,473
Government mortgage loans	328,651	365,231
Total par value	$4,231,206	$3,933,704

See Note 11 — Allowance for Credit Losses for information related to our credit risk from our investments in mortgage loans and allowance for credit losses based on these investments.

Note 11 — Allowance for Credit Losses

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

We are provided an additional safeguard for our security interests by Section 10(e) of the FHLBank Act, which generally affords any security interest granted by a borrower to the Bank priority over the claims and rights of any other party. The exceptions to this prioritization are limited to claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with higher priority perfected security interests. The priority granted to our security interests under Section 10(e) of the FHLBank Act may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act, which provides that federal law does not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we perfect our security interests in the collateral pledged by our members, including insurance company members, by filing Uniform Commercial Code (UCC)-1 financing statements, taking possession or control of such collateral, or taking other appropriate steps.

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2018, and 2017, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2018, and 2017, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2018, and 2017.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at December 31, 2018 and 2017. At December 31, 2018 and 2017, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 20 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2018 and 2017. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

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

Collectively Evaluated Mortgage Loans. We evaluate the credit risk of our investments in conventional mortgage loans for impairment on a collective basis that considers loan-pool-specific attribute data, at the master commitment pool level (including historical delinquency migration), applies estimated loss severities, and incorporates available credit enhancements to establish our best estimate of probable incurred losses at the reporting date. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 to 179 days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date. The losses are then reduced by the probable cash flows resulting from available credit enhancement. Credit enhancement cash flows that are projected and assessed as not probable of receipt are not considered in reducing estimated losses.

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

Credit Quality Indicators. Key credit quality indicators for mortgage loans include past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. Table 11.1 sets forth certain key credit quality indicators for our investments in mortgage loans at December 31, 2018 and 2017 (dollars in thousands):

Table 11.1 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2018
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$23,045	$10,884	$33,929
Past due 60-89 days delinquent	7,019	3,344	10,363
Past due 90 days or more delinquent	7,384	6,670	14,054
Total past due	37,448	20,898	58,346
Total current loans	3,947,096	316,285	4,263,381
Total mortgage loans	$3,984,544	$337,183	$4,321,727
Other delinquency statistics
In process of foreclosure, included above (1)	$3,467	$2,086	$5,553
Serious delinquency rate (2)	0.20%	1.98%	0.34%
Past due 90 days or more still accruing interest	$—	$6,670	$6,670
Loans on nonaccrual status (3)	$7,975	$—	$7,975
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Credit Enhancements. Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF program. These credit enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit enhancement. The credit risk analysis of our conventional loans is performed at the individual master commitment level to determine the credit enhancements available to recover losses on loans under each individual master commitment. The credit-enhancement amounts estimated to protect us against credit losses are determined through the use of a model. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.

The FHFA final rule on acquired member assets (AMA) went into effect on January 18, 2017, allowing each FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. Upon effectiveness of the final AMA rule, we determined that assets delivered to us must be credit enhanced at our determined “AMA investment grade” of a double-A rated MBS. In March 2017, we determined that assets delivered to us must be credit enhanced at our revised determination of “AMA investment grade” of a single-A-minus rated MBS. This revision had no impact on the allowance for credit losses. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit enhancement amount at the time of purchase. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of each participating financial institution, which may be calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a single-A-minus rated MBS and our initial first-loss account exposure.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2018 and 2017, the amount of first-loss account remaining for losses allocable to us was $25.3 million and $22.2 million, respectively.

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

Allowance for Credit Losses on Mortgage Loans. Table 11.2 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2018, 2017, and 2016, as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2018, 2017, and 2016. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 11.2 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	2018	2017	2016
Allowance for credit losses
Balance, beginning of year	$500	$650	$1,025
Recoveries (charge-offs)	34	(54)	(98)
Reduction of provision for credit losses	(34)	(96)	(277)
Balance, end of year	$500	$500	$650
Ending balance, individually evaluated for impairment	$—	$—	$—
Ending balance, collectively evaluated for impairment	$500	$500	$650
Recorded investment, end of year (1)
Individually evaluated for impairment	$15,402	$17,668	$22,945
Collectively evaluated for impairment	$3,969,142	$3,632,833	$3,288,370
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

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. When a loan first becomes a troubled debt restructuring, we compare the carrying value of the loan at the time of modification with the present value of the revised cash flows discounted at the original effective yield on the loan. Credit loss is measured by estimating the loss severity rate incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. At December 31, 2018 and 2017, the recorded investment of mortgage loans classified as troubled debt restructurings were $8.5 million and $8.4 million, respectively.

Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Term federal funds sold and term securities purchased under agreements to resell are all short term (less than three months), and they are generally transacted with counterparties that we consider to be of investment quality. We invest in federal funds sold on an unsecured basis and we evaluate these investments for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold as of December 31, 2018 and 2017, were repaid according to their contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2018 and 2017.

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

Application of Derivatives

We formally document at inception all relationships between derivatives designated as hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets or liabilities on the statement of condition, firm commitments, or forecasted transactions.

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

For available-for-sale securities to which a qualifying fair-value hedge relationship has been designated, we record the portion of the change in fair value related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive loss as net unrealized (losses) gains on available-for-sale securities.

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

Table 12.1 - Fair Value of Derivative Instruments (dollars in thousands)

	December 31, 2018			December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$11,980,699	$12,811	$(296,324)	$14,118,994	$52,557	$(332,830)
Forward-start interest-rate swaps	282,000	—	(753)	481,200	—	(9,807)
Total derivatives designated as hedging instruments	12,262,699	12,811	(297,077)	14,600,194	52,557	(342,637)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	927,800	682	(12,475)	1,166,900	3,512	(4,688)
Mortgage-delivery commitments (1)	50,773	339	—	42,918	169	(27)
Total derivatives not designated as hedging instruments	978,573	1,021	(12,475)	1,209,818	3,681	(4,715)
Total notional amount of derivatives	$13,241,272			$15,810,012
Total derivatives before netting and collateral adjustments		13,832	(309,552)		56,238	(347,352)
Netting adjustments and cash collateral, including related accrued interest (2)		8,571	53,752		(21,452)	46,902
Derivative assets and derivative liabilities		$22,403	$(255,800)		$34,786	$(300,450)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $62.8 million and $25.8 million at December 31, 2018, and 2017, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $471,000 and $350,000 at December 31, 2018 and 2017.

Table 12.2 - Net Gains and Losses on Derivatives and Hedging Activities (dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Derivatives designated as hedging instruments
Interest-rate swaps	$2,027	$(2,308)	$(6,998)
Forward-start interest-rate swaps	227	280	29
Total net gains (losses) related to derivatives designated as hedging instruments	2,254	(2,028)	(6,969)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	682	434	(1,352)
Mortgage-delivery commitments	421	1,768	(270)
Total net gains (losses) related to derivatives not designated as hedging instruments	1,103	2,202	(1,622)

Price alignment amount(1)	(1,021)	377	—

Net gains (losses) on derivatives and hedging activities	$2,336	$551	$(8,591)

_______________________

(1)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

Table 12.3 - Effect of Fair Value Hedge Relationships (dollars in thousands)

	For the Year Ended December 31, 2018
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$447	$257	$704	$51,522
Investments	43,771	(42,022)	1,749	(26,040)
COs – bonds	(5,680)	5,254	(426)	(27,895)
Total	$38,538	$(36,511)	$2,027	$(2,413)

	For the Year Ended December 31, 2017
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$52,054	$(52,633)	$(579)	$(24,663)
Investments	20,748	(19,011)	1,737	(32,053)
COs – bonds	4,610	(8,076)	(3,466)	6,694
Total	$77,412	$(79,720)	$(2,308)	$(50,022)

	For the Year Ended December 31, 2016
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$114,139	$(112,547)	$1,592	$(96,079)
Investments	25,784	(23,965)	1,819	(35,203)
COs – bonds	(65,653)	55,244	(10,409)	27,182
Total	$74,270	$(81,268)	$(6,998)	$(104,100)
______________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the statement of operations as interest income or interest expense of the respective hedged item.

Table 12.4 - Effect of Cash Flow Hedge Relationships (dollars in thousands)

Derivatives and Hedged Items in Cash Flow Hedging Relationships	Gain (Losses) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Losses Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Gains Recognized in Net Losses on Derivatives and Hedging Activities (Ineffective Portion)
Forward-start Interest-rate swaps - CO bonds
For the Year Ended December 31, 2018	$7,907	Interest expense	$(3,171)	$227
For the Year Ended December 31, 2017	(2,838)	Interest expense	(10,575)	280
For the Year Ended December 31, 2016	(732)	Interest expense	(23,767)	29

For the years ended December 31, 2018, 2017, and 2016, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2018, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is three years.

As of December 31, 2018, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $4.6 million.

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

Uncleared Derivatives. All counterparties must execute master-netting agreements prior to entering into any uncleared derivative with us. Our master-netting agreements for uncleared derivatives contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount (which may be zero) be secured by readily marketable, U.S. Treasury, U.S. Government-guaranteed, or GSE securities, or cash. The level of these collateral threshold amounts (when applicable) varies according to the counterparty's Standard & Poor's Rating Service (S&P) or Moody's Investors Services (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding derivatives transactions with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position, unless the collateral delivery threshold is set to zero. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2018, was $294.6 million for which we had delivered collateral with a post-haircut value of $271.4 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 12.5 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2018.

Table 12.5 - Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2018 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$622
AA-	A+, A or A-	15,000
A-	below A-	13,578
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, CME Inc. and LCH Ltd. Based upon certain amendments, effective January 3, 2017, made by CME Inc. to its rulebook,we began to characterize variation margin payments related to CME Inc. contracts as daily settlement payments, rather than collateral. However, throughout 2017, we continued to characterize our variation margin related to LCH Ltd. contracts as cash collateral. On January 16, 2018, based on a change to LCH Ltd.'s rulebook, we began to characterize variation margin payments related to LCH Ltd. contracts as daily settlement payments, rather than cash collateral. At both DCOs, initial margin has been, and continues to be, considered cash collateral. We post initial margin and exchange variation margin through a clearing member who acts as our agent to the DCO and who guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at December 31, 2018.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral received or pledged, and associated accrued interest, on a net basis by counterparty.

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

Table 12.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2018 and 2017, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 12.6 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	December 31, 2018
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$12,861	$(11,885)	$339	$1,315	$(396)	$—	$919
Cleared	631	20,457		21,088	—	—	21,088
Total				$22,403			$22,007

Derivative Liabilities
Uncleared	$(306,848)	$51,048	$—	$(255,800)	$6,104	$237,054	$(12,642)
Cleared	(2,704)	2,704		—	—	—	—
Total				$(255,800)			$(12,642)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2018, we had additional net credit exposure of $639,000 due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

	December 31, 2017
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$15,587	$(13,481)	$169	$2,275	$—	$—	$2,275
Cleared	40,482	(7,971)		32,511	—	—	32,511
Total				$34,786			$34,786

Derivative Liabilities
Uncleared	$(335,289)	$34,866	$(27)	$(300,450)	$7,627	$280,486	$(12,337)
Cleared	(12,036)	12,036		—	—	—	—
Total				$(300,450)			$(12,337)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2017, we had additional net credit exposure of $502,000 due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

Note 13 — Deposits

We offer demand, overnight and term deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rate paid on average deposits during 2018 and 2017 was 1.07 percent and 0.76 percent, respectively.

Table 13.1 - Deposits (dollars in thousands)

	December 31, 2018	December 31, 2017
Interest-bearing
Demand and overnight	$444,486	$447,700
Term	800	—
Other	2,961	3,222
Noninterest-bearing
Other	26,631	26,147
Total deposits	$474,878	$477,069

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

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were approximately $1.0 trillion at both December 31, 2018 and 2017, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

CO Bonds.

Table 14.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$9,638,270	2.01%	$12,186,510	1.35%
Due after one year through two years	5,375,845	2.24	5,288,470	1.63
Due after two years through three years	3,864,560	2.17	3,128,240	1.81
Due after three years through four years	1,891,975	2.20	2,759,460	1.74
Due after four years through five years	1,338,515	2.39	1,572,775	2.00
Thereafter	3,792,150	3.25	3,389,695	2.76
Total par value	25,901,315	2.30%	28,325,150	1.70%
Premiums	88,434		90,836
Discounts	(16,133)		(15,685)
Hedging adjustments	(60,932)		(55,678)
	$25,912,684		$28,344,623
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

CO bonds outstanding were issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that may use a variety of indices for interest-rate resets, such as LIBOR and SOFR. To meet the expected specific needs of certain investors in CO bonds, both fixed-rate CO bonds and variable-rate CO bonds may contain features which may result in complex coupon-payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

Table 14.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	December 31, 2018	December 31, 2017
Noncallable and nonputable	$20,419,315	$23,931,150
Callable	5,482,000	4,394,000
Total par value	$25,901,315	$28,325,150

Table 14.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2018	December 31, 2017
Due in one year or less	$13,435,270	$15,309,510
Due after one year through two years	5,602,845	5,580,470
Due after two years through three years	2,802,560	3,020,240
Due after three years through four years	1,366,975	1,542,460
Due after four years through five years	1,156,515	1,107,775
Thereafter	1,537,150	1,764,695
Total par value	$25,901,315	$28,325,150

CO bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have the following interest-rate payment terms:

Step-Up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

Table 14.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	December 31, 2018	December 31, 2017
Fixed-rate	$21,216,315	$21,416,150
Simple variable-rate	2,853,000	5,432,000
Step-up	1,832,000	1,477,000
Total par value	$25,901,315	$28,325,150

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:
Table 14.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2018	$33,065,822	$33,147,065	2.37%
December 31, 2017	$27,720,906	$27,752,860	1.25%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 15 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants and below-market interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Each FHLBank is required to contribute to its
AHP the greater of 10 percent of its previous year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (AHP earnings), or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. We accrue this expense monthly based on our AHP earnings, and the accruals are accumulated into our AHP payable account. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances.

If we experience a net loss during a quarter, but still have AHP earnings for the year, our obligation to the AHP would be calculated based on our AHP earnings for that calendar year. In annual periods where our AHP earnings are zero or less, our AHP assessment is zero since our required annual contribution is limited to our annual AHP earnings. If the result of the aggregate 10 percent calculation described above is less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to ensure that the aggregate contributions by the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its AHP earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for 2018, 2017, and 2016 was $24.3 million, $21.3 million, and $19.4 million, respectively.

There was no shortfall, as described above, in 2018, 2017, or 2016. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2018, 2017, or 2016.

Table 15.1 - AHP Liability (dollars in thousands)

	2018	2017
Balance at beginning of year	$81,600	$81,627
AHP expense for the period	24,299	21,307
AHP direct grant disbursements	(17,729)	(18,628)
AHP subsidy for AHP advance disbursements	(4,360)	(2,782)
Return of previously disbursed grants and subsidies	155	76
Balance at end of year	$83,965	$81,600

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

The FHFA has authority to require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

Table 16.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	December 31, 2018	December 31, 2017

Permanent capital
Class B capital stock	$2,528,854	$2,283,721
Mandatorily redeemable capital stock	31,868	35,923
Retained earnings	1,395,012	1,308,349
Total permanent capital	$3,955,734	$3,627,993
Risk-based capital requirement
Credit-risk capital	$289,080	$328,557
Market-risk capital	187,183	170,102
Operations-risk capital	142,879	149,598
Total risk-based capital requirement	$619,142	$648,257
Permanent capital in excess of risk-based capital requirement	$3,336,592	$2,979,736

	December 31, 2018		December 31, 2017
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$619,142	$3,955,734	$648,257	$3,627,993
Total regulatory capital	$2,543,733	$3,955,734	$2,414,478	$3,627,993
Total capital-to-asset ratio	4.0%	6.2%	4.0%	6.0%

Leverage Ratio
Leverage capital	$3,179,666	$5,933,601	$3,018,097	$5,441,990
Leverage capital-to-assets ratio	5.0%	9.3%	5.0%	9.0%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, and 0.25 percent for outstanding letters of credit (collectively, the activity-based stock-investment requirement).

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

Because our Class B stock is subject to redemption in certain instances, we can experience a reduction in our capital, particularly due to membership terminations due to merger and acquisition activity. However, there are several mitigants to this risk, including, but not limited to, the following:

•
the activity-based stock-investment requirement allows us to retain stock beyond the redemption-notice period if the associated member-related activity is still outstanding, until the obligations are paid in full;

•	the redemption notice period allows for a significant period in which we can restructure our balance sheet to accommodate a reduction in capital;

•
our board of directors may modify the membership stock-investment requirement (MSIR) or the activity-based stock-investment requirement (ABSIR), or both, to address expected shortfalls in capitalization due to membership termination;

•	our board of directors or the FHFA may suspend redemptions in the event that such redemptions would cause us not to meet our minimum regulatory capital requirements; and

•	the growth in our retained earnings, which are included in our equity capital, helps offset the risk that our capital could be reduced by redemptions.

Our board of directors may declare and pay dividends in either cash or capital stock, subject to limitations in applicable law and our capital plan.

Restricted Retained Earnings. At December 31, 2018, our total contribution requirement totaled $574.3 million. As of December 31, 2018 and 2017, restricted retained earnings totaled $310.7 million and $267.3 million, respectively. These restricted retained earnings are not available to pay dividends.

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

Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2018, 2017, and 2016, dividends on mandatorily redeemable capital stock of $1.9 million, $1.6 million, and $1.4 million, respectively, were recorded as interest expense.

Table 16.2 - Mandatorily Redeemable Capital Stock (dollars in thousands)

	2018	2017	2016
Balance at beginning of year	$35,923	$32,687	$41,989
Capital stock subject to mandatory redemption reclassified from capital	309	8,670	40
Redemption/repurchase of mandatorily redeemable capital stock	(4,364)	(5,434)	(9,342)
Balance at end of year	$31,868	$35,923	$32,687

The number of stockholders holding mandatorily redeemable capital stock was ten, nine, and nine at December 31, 2018, 2017, and 2016, respectively.

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

Table 16.3 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	December 31, 2018	December 31, 2017
Past redemption date (1)	$4,076	$420
Due in one year or less	27,379	4,018
Due after one year through two years	—	27,379
Due after two years through three years	—	54
Due after three years through four years	363	—
Due after four years through five years	40	4,022
Thereafter (2)	10	30
Total	$31,868	$35,923
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

At December 31, 2018 and 2017, members and nonmembers with capital stock outstanding held excess capital stock totaling $88.7 million and $110.7 million, respectively, representing approximately 3.5 percent and 4.8 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2018, we had excess capital stock outstanding totaling 0.1 percent of our total assets. For the year ended December 31, 2018, we complied with the FHFA's excess capital stock rule.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2018. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 13, 2018, the Director of the FHFA notified us that, based on September 30, 2018 financial information, we met the definition of adequately capitalized under the Capital Rule. We have not yet received our capital classification based on our December 31, 2018 financial information.

Note 17 — Accumulated Other Comprehensive Loss

Table 17.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2015	$(137,718)	$(229,785)	$(71,237)	$(3,857)	$(442,597)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	909	—	(732)	—	177
Noncredit other-than-temporary impairment losses	—	(1,142)	—	—	(1,142)
Accretion of noncredit loss	—	36,070	—	—	36,070
Net actuarial loss	—	—	—	(3,242)	(3,242)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	2,478	—	—	2,478
Amortization - hedging activities (2)	—	—	23,782	—	23,782
Amortization - pension and postretirement benefits (3)	—	—	—	960	960
Other comprehensive income (loss)	909	37,406	23,050	(2,282)	59,083
Balance, December 31, 2016	(136,809)	(192,379)	(48,187)	(6,139)	(383,514)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	14,478	—	(2,838)	—	11,640
Accretion of noncredit loss	—	32,815	—	—	32,815
Net actuarial loss	—	—	—	(586)	(586)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,346	—	—	1,346
Amortization - hedging activities (4)	—	—	10,589	—	10,589
Amortization - pension and postretirement benefits (3)	—	—	—	770	770
Other comprehensive income	14,478	34,161	7,751	184	56,574
Balance, December 31, 2017	(122,331)	(158,218)	(40,436)	(5,955)	(326,940)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(30,627)	—	7,907	—	(22,720)
Accretion of noncredit loss	—	28,834	—	—	28,834
Net actuarial loss	—	—	—	(670)	(670)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	230	—	—	230
Amortization - hedging activities (5)	—	—	3,410	—	3,410
Amortization - pension and postretirement benefits (3)	—	—	—	1,349	1,349
Other comprehensive (loss) income	(30,627)	29,064	11,317	679	10,433
Balance, December 31, 2018	$(152,958)	$(129,154)	$(29,119)	$(5,276)	$(316,507)
_______________________

(1)	Recorded in net other-than-temporary impairment losses in investment securities, credit portion in the statement of operations.

(2)
Amortization of hedging activities includes $23.8 million recorded in CO bond interest expense and $14,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)
Amortization of hedging activities includes $10.6 million recorded in CO bond interest expense and $14,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(5)
Amortization of hedging activities includes $3.2 million recorded in CO bond interest expense and $239,000 recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

Note 18 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our employees. For the years ended December 31, 2018, 2017 and 2016, in addition to our required contribution, we made voluntary contributions of $6.0 million, $6.2 million and $5.0 million, respectively, to the Pentegra Defined Benefit Plan. We were not required to nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2018, 2017, and 2016.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2017. For the Pentegra Defined Benefit Plan plan years ended June 30, 2017 and 2016, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

Table 18.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	For the Year Ended December 31,
	2018		2017		2016
Net pension cost	$6,472		$6,727		$5,526
Pentegra Defined Benefit Plan funded status as of July 1(1)	109.9%	(2)	111.8%	(3)	104.7%
Our funded status as of July 1(1)	123.1%		122.9%		108.6%

______________________

(1)
The funded status is calculated in accordance with a provision contained in the Highway and Transportation Funding Act of 2014 (HATFA), which was signed into law on August 8, 2014, and which modifies the interest rates that had been set by the Moving Ahead for Progress in the 21st Century Act (MAP-21). MAP-21, signed into law in 2012, changed the calculation of the discount rate used in measuring the pension plan liability. MAP-21 allows plan sponsors to measure the pension plan liability using a 25-year average of interest rates plus or minus a corridor. Prior to MAP-21, the discount ra te used in measuring the pension plan liability was based on the 24-month average of interest rates. HATFA amended MAP-21 by extending the time period and reducing the rate at which the 25-year corridors widen. Over time, the pension funding stabilization effect of MAP-21 will decline because the 24-month smoothed segment rates and the amended 25-year corridors are likely to converge.

(2)
The funded status as of July 1, 2018, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2018, through March 15, 2019. Contributions made on or before March 15, 2019, and designated for the plan year ended June 30, 2018, will be included in the final valuation as of July 1, 2018. The final funded status as of July 1, 2018, will not be available until the Form 5500 for the plan year July 1, 2018, through June 30, 2019 is filed. This Form 5500 is due to be filed no later than April 2020.

(3)
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

Qualified Defined Contribution Plan. We also participate in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all of our employees. We contribute a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $9.7 million and $9.5 million at December 31, 2018 and 2017, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

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

Table 18.2 - Pension and Postretirement Benefit Obligation, Fair Value of Plan Assets, and Funded Status (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Change in benefit obligation (1)
Benefit obligation at beginning of year	$19,366	$17,132	$1,056	$878
Service cost	1,490	1,179	45	38
Interest cost	654	600	37	36
Actuarial loss	831	459	(161)	127
Benefits paid	(5)	(4)	(22)	(23)
Plan amendments	—	—	—	—
Settlements	(15)	—	—	—
Benefit obligation at end of year	22,321	19,366	955	1,056

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	20	4	22	23
Benefits paid	(5)	(4)	(22)	(23)
Settlements	(15)	—	—	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(22,321)	$(19,366)	$(955)	$(1,056)
______________________

(1)	Represents the projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and the accumulated postretirement benefit obligation for postretirement benefits.

Amounts recognized in other liabilities on the statement of condition for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2018 and 2017, were $23.3 million and $20.4 million, respectively.

Table 18.3 - Pension and Postretirement Benefits Recognized in Accumulated Other Comprehensive Loss (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net actuarial loss	$4,920	$5,337	$123	$299
Prior service cost	234	319	—	—
Total	$5,154	$5,656	$123	$299

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $18.3 million and $15.4 million at December 31, 2018 and 2017, respectively.

Table 18.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Net Periodic Benefit Cost
Service cost	$1,490	$1,179	$1,053	$45	$38	$34
Interest cost	654	600	655	37	36	34
Amortization of prior service cost	86	86	86	—	—	—
Amortization of net actuarial loss	1,248	676	870	15	8	4
Net periodic benefit cost	3,478	2,541	2,664	97	82	72

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Loss
Amortization of prior service cost	(86)	(86)	(86)	—	—	—
Amortization of net actuarial loss	(1,248)	(676)	(870)	(15)	(8)	(4)
Prior service cost	—	—	492	—	—	—
Net actuarial loss (gain)	831	459	2,682	(161)	127	68
Total amount recognized in other comprehensive income	(503)	(303)	2,218	(176)	119	64
Total amount recognized in net periodic benefit cost and other comprehensive income	$2,975	$2,238	$4,882	$(79)	$201	$136

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 is $640,000 for our nonqualified supplemental defined benefit retirement plan and $2,000 for our postretirement benefits.

Table 18.5 - Pension and Postretirement Benefit Plan Key Assumptions

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2018	2017	2018	2017
Benefit obligation
Discount rate	3.81%	3.09%	4.25%	3.64%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	3.09%	3.98%	3.64%	4.22%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan was determined by using a discounted cash-flow analysis using the FTSE Pension Discount Curve as of December 31, 2018.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2019 other than the payment of benefits.

Table 18.6 - Estimated Future Benefit Payments (dollars in thousands)

	Estimated Future Payments
	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2019	$6,615	$18
2020	1,917	20
2021	2,383	16
2022	2,200	18
2023	2,382	19
2024-2028	7,961	138

Note 19 — Fair Values

Fair-Value Methodologies and Techniques

We have determined the fair-value amounts above using available market and other pertinent information and our best judgment of appropriate valuation methods. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or advantageous) market for the asset or liability at the measurement date (an exit price). Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. Additionally, these values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account, among other things, future business opportunities and the net profitability of assets and liabilities.

Fair-Value Hierarchy.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications would be reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2018 and 2017.

Table 19.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at December 31, 2018 and 2017. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain private-label MBS, certain mortgage loans, and certain other assets on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 19.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 19.1 - Fair Value Summary (dollars in thousands)

	December 31, 2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$10,431	$10,431	$10,431	$—	$—	$—
Interest-bearing deposits	593,199	593,199	593,199	—	—	—
Securities purchased under agreements to resell	6,499,000	6,499,078	—	6,499,078	—	—
Federal funds sold	1,500,000	1,500,002	—	1,500,002	—	—
Trading securities(1)	163,038	163,038	—	163,038	—	—
Available-for-sale securities(1)	5,849,944	5,849,944	—	5,800,343	49,601	—
Held-to-maturity securities	1,295,023	1,528,929	—	638,164	890,765	—
Advances	43,192,222	43,167,700	—	43,167,700	—	—
Mortgage loans, net	4,299,402	4,238,087	—	4,217,487	20,600	—
Accrued interest receivable	112,751	112,751	—	112,751	—	—
Derivative assets(1)	22,403	22,403	—	13,832	—	8,571
Other assets (1)	25,059	25,059	9,988	15,071	—	—
Liabilities:
Deposits	(474,878)	(474,848)	—	(474,848)	—	—
COs:
Bonds	(25,912,684)	(25,843,163)	—	(25,843,163)	—	—
Discount notes	(33,065,822)	(33,062,585)	—	(33,062,585)	—	—
Mandatorily redeemable capital stock	(31,868)	(31,868)	(31,868)	—	—	—
Accrued interest payable	(112,043)	(112,043)	—	(112,043)	—	—
Derivative liabilities(1)	(255,800)	(255,800)	—	(309,552)	—	53,752
Other:
Commitments to extend credit for advances	—	(4,164)	—	(4,164)	—	—
Standby letters of credit	(1,257)	(1,257)	—	(1,257)	—	—
_______________________

(1)	Carried at fair value and measured on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

	December 31, 2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$261,673	$261,673	$261,673	$—	$—	$—
Interest-bearing deposits	246	246	246	—	—	—
Securities purchased under agreements to resell	5,349,000	5,348,898	—	5,348,898	—	—
Federal funds sold	3,450,000	3,449,981	—	3,449,981	—	—
Trading securities(1)	191,510	191,510	—	191,510	—	—
Available-for-sale securities(1)	7,324,736	7,324,736	—	7,287,053	37,683	—
Held-to-maturity securities	1,626,122	1,903,227	—	811,759	1,091,468	—
Advances	37,565,967	37,591,048	—	37,591,048	—	—
Mortgage loans, net	4,004,737	4,035,928	—	4,013,704	22,224	—
Loans to other FHLBanks	400,000	399,997	—	399,997	—	—
Accrued interest receivable	94,100	94,100	—	94,100	—	—
Derivative assets(1)	34,786	34,786	—	56,238	—	(21,452)
Other assets(1)	22,351	22,351	9,726	12,625	—	—
Liabilities:
Deposits	(477,069)	(477,060)	—	(477,060)	—	—
COs:
Bonds	(28,344,623)	(28,353,945)	—	(28,353,945)	—	—
Discount notes	(27,720,906)	(27,719,598)	—	(27,719,598)	—	—
Mandatorily redeemable capital stock	(35,923)	(35,923)	(35,923)	—	—	—
Accrued interest payable	(90,626)	(90,626)	—	(90,626)	—	—
Derivative liabilities(1)	(300,450)	(300,450)	—	(347,352)	—	46,902
Other:
Commitments to extend credit for advances	—	(3,817)	—	(3,817)	—	—
Standby letters of credit	(1,100)	(1,100)	—	(1,100)	—	—

_______________________

(1)	Carried at fair value and measured on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Summary of Valuation Methodologies and Primary Inputs

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are listed below. The fair values and level within the fair value hierarchy of these assets and liabilities are reported in Table 19.2.

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

As of December 31, 2018, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current low level of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2018 and 2017, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

Investment Securities – HFA Floating Rate Securities. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Our floating rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activity for these bonds.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•
Discount rate assumption. At December 31, 2018 and 2017, we used either the overnight-index swap (OIS) curve or the LIBOR swap curve depending on the terms of the International Swaps and Derivatives Association (ISDA) agreement we have with each derivative counterparty.

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

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 19.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis (dollars in thousands)

	December 31, 2018
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$6,102	$—	$—	$6,102
U.S. government-guaranteed – single-family MBS	—	5,344	—	—	5,344
GSEs – single-family MBS	—	148	—	—	148
GSEs – multifamily MBS	—	151,444	—	—	151,444
Total trading securities	—	163,038	—	—	163,038
Available-for-sale securities:
State or local HFA securities	—	—	49,601	—	49,601
Supranational institutions	—	405,155	—	—	405,155
U.S. government-owned corporations	—	273,169	—	—	273,169
GSEs	—	115,627	—	—	115,627
U.S. government guaranteed – single-family MBS	—	75,658	—	—	75,658
U.S. government guaranteed – multifamily MBS	—	361,134	—	—	361,134
GSEs – single-family MBS	—	3,562,159	—	—	3,562,159
GSEs – multifamily	—	1,007,441	—	—	1,007,441
Total available-for-sale securities	—	5,800,343	49,601	—	5,849,944
Derivative assets:
Interest-rate-exchange agreements	—	13,493	—	8,571	22,064
Mortgage delivery commitments	—	339	—	—	339
Total derivative assets	—	13,832	—	8,571	22,403
Other assets	9,988	15,071	—	—	25,059
Total assets carried at fair value on a recurring basis	$9,988	$5,992,284	$49,601	$8,571	$6,060,444
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,668	$—	$1,668
Mortgage loans held for portfolio	—	—	1,144	—	1,144
REO	—	—	361	—	361
Total assets carried at fair value on a nonrecurring basis	—	—	3,173	—	3,173
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(309,552)	$—	$53,752	$(255,800)
Total liabilities carried at fair value on a recurring basis	$—	$(309,552)	$—	$53,752	$(255,800)
_______________________

(1)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

(2)
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

	December 31, 2017
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
U.S. government-guaranteed – single-family MBS	$—	$6,807	$—	$—	$6,807
GSEs – single-family MBS	—	346	—	—	346
GSEs – multifamily MBS	—	184,357	—	—	184,357
Total trading securities	—	191,510	—	—	191,510
Available-for-sale securities:
State or local HFA securities	—	—	37,683	—	37,683
Supranational institutions	—	418,285	—	—	418,285
U.S. government-owned corporations	—	292,077	—	—	292,077
GSEs	—	121,343	—	—	121,343
U.S. government guaranteed – single-family MBS	—	95,777	—	—	95,777
U.S. government guaranteed – multifamily MBS	—	443,373	—	—	443,373
GSEs – single-family MBS	—	4,562,992	—	—	4,562,992
GSEs – multifamily MBS	—	1,353,206	—	—	1,353,206
Total available-for-sale securities	—	7,287,053	37,683	—	7,324,736
Derivative assets:
Interest-rate-exchange agreements	—	56,069	—	(21,452)	34,617
Mortgage delivery commitments	—	169	—	—	169
Total derivative assets	—	56,238	—	(21,452)	34,786
Other assets	9,726	12,625	—	—	22,351
Total assets carried at fair value on a recurring basis	$9,726	$7,547,426	$37,683	$(21,452)	$7,573,383
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,970	$—	$1,970
Mortgage loans held for portfolio	—	—	4,608	—	4,608
REO	—	—	784	—	784
Total assets carried at fair value on a nonrecurring basis	$—	$—	$7,362	$—	$7,362
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(347,325)	$—	$46,902	$(300,423)
Mortgage delivery commitments	—	(27)	—	—	(27)
Total liabilities carried at fair value on a recurring basis	$—	$(347,352)	$—	$46,902	$(300,450)
_______________________

(1)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

(2)
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

Table 19.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018, 2017, and 2016.

Table 19.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$37,683	$8,146	$—
Purchases	12,800	33,350	9,350
Unrealized losses included in other comprehensive income	(882)	(3,813)	(1,204)
Balance at end of year	$49,601	$37,683	$8,146

Note 20 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2018, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2018 and 2017. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $972.6 billion and $978.2 billion at December 31, 2018 and 2017, respectively. See Note 14 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 20.1 - Off-Balance Sheet Commitments (dollars in thousands)

	December 31, 2018			December 31, 2017
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$6,028,851	$226,438	$6,255,289	$5,034,725	$223,167	$5,257,892
Commitments for unused lines of credit - advances (2)	1,177,377	—	1,177,377	1,216,592	—	1,216,592
Commitments to make additional advances	159,401	59,894	219,295	18,851	63,488	82,339
Commitments to invest in mortgage loans	50,773	—	50,773	42,918	—	42,918
Unsettled CO bonds, at par	105,400	—	105,400	52,550	—	52,550
Unsettled CO discount notes, at par	600,000	—	600,000	—	—	—
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2018 and 2017, these amounts totaled $32.6 million and $1.4 million, respectively. A lso excluded are commitments to issue standby letters of credit that expire after one year totaling $675,000 and $543,000 at December 31, 2018 and 2017, respectively.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. The original terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.3 million and $1.1 million at December 31, 2018 and 2017, respectively.

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

Pledged Collateral. We have pledged securities, as collateral, related to derivatives. See Note 12 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features.

Lease Commitments. We charged to operating expense net rental costs of approximately $3.0 million, $2.9 million, and $2.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Table 20.2 - Future Minimum Lease Payments (dollars in thousands)

	Equipment	Premises
	Capital Leases	Operating Leases
2019	$41	$2,681
2020	22	2,685
2021	—	2,689
2022	—	2,693
2023	—	2,563
Total minimum lease payments	$63	$13,311

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

Other commitments and contingencies are discussed in Note 9 — Advances, Note 12 — Derivatives and Hedging Activities, Note 14 — Consolidated Obligations, Note 15 — Affordable Housing Program, Note 16 — Capital, and Note 18 — Employee Retirement Plans.

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

Related Parties. We define related parties as members who owned 10 percent or more of the voting interests of our capital stock outstanding at any time during the year. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2018 and 2017, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at any time during the year.
Table 21.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2018
Citizens Bank, N.A.	$339,003	13.2%	$7,656,146	17.7%	$5,005	8.3%

As of December 31, 2017
Citizens Bank, N.A.	$227,287	9.8%	$4,858,592	12.9%	$2,558	6.0%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

Table 21.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	For the Year Ended December 31,
Citizens Bank, N.A.	2018	2017	2016
Interest income on advances	$134,753	$63,568	$34,276
Fees on letters of credit	4,415	3,368	3,059

We received prepayment fees of $298,000 and $368,000 from Citizens Bank, N.A. and the corresponding principal amount prepaid to us was $3.2 million and $2.0 million during 2018 and 2016, respectively. During 2017, we did not receive any prepayment fees from Citizens Bank, N.A.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 21.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2018	$113,337	4.4%	$2,147,602	5.0%	$3,576	6.0%
As of December 31, 2017	114,498	4.9	2,133,374	5.7	2,466	5.8

Note 22 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations. We had a loan outstanding to another FHLBank for $400.0 million as of December 31, 2017. Interest income on loans to other FHLBanks was $21,000, $43,000 and $3,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Interest expense for loans from other FHLBanks was $36,000, $6,000, and $1,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

MPF Mortgage Loans. We pay a transaction-services fee and a membership fee to the FHLBank of Chicago for our participation in the MPF program. The transaction-services fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. For the years ended December 31, 2018, 2017, and 2016, we recorded $2.5 million, $2.2 million, and $2.0 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. The membership fee is paid quarterly and has been recorded in the statement of operations as an operating expense. The membership fee paid was $600,000 for the years ended December 31, 2018, 2017 and 2016.

Note 23 — Subsequent Events

On February 14, 2019, the board of directors declared a cash dividend at an annualized rate of 6.17 percent based on capital stock balances outstanding during the fourth quarter of 2018. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $37.8 million and was paid on March 4, 2019.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2018 and 2017, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.
2018 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2018 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$401,212	$368,818	$350,090	$305,933
Total interest expense	325,231	291,358	271,332	226,022
Net interest income before provision for credit losses	75,981	77,460	78,758	79,911
(Reduction of) provision for credit losses	(40)	—	(3)	9
Net interest income after (reduction of) provision for credit losses	76,021	77,460	78,761	79,902
Net impairment losses on investment securities recognized in income	(125)	(71)	(257)	(79)
Litigation settlements	—	12,769	—	—
Other income	2,328	2,410	1,978	1,873
Non-interest expense	29,604	20,658	21,172	20,468
Income before assessments	48,620	71,910	59,310	61,228
AHP assessments	4,912	7,238	5,978	6,171
Net income	$43,708	$64,672	$53,332	$55,057

2017 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2017 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$266,747	$246,824	$224,227	$199,091
Total interest expense	187,177	175,715	160,407	136,587
Net interest income before provision for credit losses	79,570	71,109	63,820	62,504
Provision for (reduction of) credit losses	52	28	(125)	(51)
Net interest income after provision for (reduction of) credit losses	79,518	71,081	63,945	62,555
Net impairment losses on investment securities recognized in income	(36)	(432)	(568)	(418)
Litigation settlements	20,761	—	—	—
Other income	1,130	1,028	1,020	427
Non-interest expense	25,958	20,972	20,597	20,974
Income before assessments	75,415	50,705	43,800	41,590
AHP assessments	7,587	5,110	4,418	4,192
Net income	$67,828	$45,595	$39,382	$37,398

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

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2018, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2018, which is included in Item 8 — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PwC has advised the Bank by letter dated February 22, 2019, that PwC covered persons had borrowing relationships with a Bank member (referred to below as the “Lender”) which owned more than ten percent of the Bank’s capital stock based on PwC’s assessment conducted using shareholder information as of each quarterly period ended in 2018. Under the Loan Rule, these borrowing relationships could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

The Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	as of December 31, 2018, and as of the date of the filing of this Form 10-K, no officer or director of the Lender served on the board of directors of the Bank;

•	the Lender will be eligible to vote only in the at-large independent directorship election for 2019; and

•	the Lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

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

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2018 and 2019 as follows:

Table 44 - Member Directorships by State

Member Directorships
Connecticut	2
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1
Total	9

Our annual election was completed in the fourth quarter of 2018 and involved elections for one Vermont member directorship, one New Hampshire member directorship, and two independent directorship. See — Annual Director Elections below for additional information on the election.

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

Our members are permitted to (and we ask them to) identify candidates to be considered for inclusion on the nominee slate for independent directorship, but to be considered for nomination, an individual must submit an application to us. We are required to submit information about nominees for independent directorships to the FHFA for review prior to announcing such nominations. In addition, our board of directors is required by FHFA regulations to consult with the Advisory Council (a council that reviews and advises on our AHP program) in establishing the independent director nominee slate. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours. Our bylaws and the charter for our governance committee, which has responsibility for recommending candidates for nomination for independent directorships to the board, include skills, experience, and diversity among the factors that the committee and the board of directors may take into consideration when nominating candidates for independent directorships. In addition, at the commencement of elections for both independent and member directors, we include a statement in the relevant publicity that our board seeks to promote diversity in its composition and encourages nominations from eligible diverse candidates. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining whom to nominate for independent directorships, the board of directors selected:

•
Joan Carty in 2018, to serve as a public interest director, based on her experience serving as president and chief executive officer of Housing Development Fund, a Stamford, Connecticut-based CDFI that finances multifamily housing, lends directly to low- and moderate-income households for first-time purchases, and provides homeownership counseling, homebuyer education, and foreclosure-intervention counseling;

•
Patrick E. Clancy in 2018, to serve as a public interest director, based on his experience as a developer of affordable housing, particularly through his previous role as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed more than 25,000 affordable housing units over the past 40 years;

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

•
Eric Chatman in 2015, based on his affordable housing experience, particularly through his role as president and executive officer of the Connecticut Housing Finance Authority; his prior FHLBank experience as treasurer of the FHLBank of Des Moines; his private banking experience; and his significant capital markets experience; and

•
Emil J. Ragones in 2015, based on his experience as a former partner at Ernst & Young specializing in information technology audit and controls and related experience in implementing business strategies for financial systems, incorporating or improving information technology and financial controls, addressing regulatory examination findings surrounding information technology and financial controls, and reviewing governance matters applicable to information technology.

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current reports on Form 8-K filed with the SEC on September 7, 2018 and October 19, 2018, as supplemented by a Form 8-K/A filed with the SEC on December 17, 2018.

Information Regarding Current Directors

The term for each director position is four years unless a shorter term is assigned to a director position by the FHFA to implement staggering of the expiration dates of the terms. None of our directors serves as an executive officer of the Bank.

Member Directors

The member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Donna L. Boulanger, age 65, has served as president, chief executive officer and trustee of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, since February 2008. Ms. Boulanger also currently serves on the boards of directors of the Massachusetts Bankers Association, the Massachusetts Bankers Association Charitable Foundation, and the Depositors Insurance Fund, a Bank member. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2021.

Stephen G. Crowe (vice chair), age 68, has served as the community engagement officer of MountainOne Bank, located in North Adams, Massachusetts, since April 2016. Mr. Crowe served as a director of MountainOne Bank and a trustee of MountainOne Financial, its holding company, from 2002 to April 2016, and as president and chief executive officer of MountainOne Bank from 2002 to 2012. Mr. Crowe also served as president and chief executive officer of Williamstown Savings Bank from 1994 to 2009 and of Hoosac Bank from 2002 to 2009. Mr. Crowe is also a former director of The Savings Bank Life Insurance Company of Massachusetts, a Bank member. He was a Massachusetts certified public accountant from 1976 to June 2016. Mr. Crowe served as a treasurer of the American Bankers Association in 2011 and 2012. Mr. Crowe's service as a director of the Bank began on January 1, 2012, and his current term will conclude on December 31, 2019.

Martin J. Geitz, age 62, has served as president and chief executive officer of The Simsbury Bank & Trust Company, located in Simsbury, Connecticut, since October 2004, and its holding company, SBT Bancorp, Inc., since its formation in 2005. Mr. Geitz is also a member of the board of directors of The Simsbury Bank & Trust Company and SBT Bancorp, Inc. Mr. Geitz began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2021.

John W. McGeorge, age 74, has served as chairman of the board of Needham Bank, of Needham, Massachusetts, since April 2006. Mr. McGeorge also served as chief executive officer of Needham Bank from April 2006 until May 2015, and as president of Needham Bank from April 2006 through April 2012. Mr. McGeorge began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2021.

Gregory R. Shook, age 68, has served as president, chief executive officer and a director of Essex Savings Bank, located in Essex, Connecticut, since July 22, 1999. Mr. Shook also serves on the board of directors of Essex Financial Services, Inc. a subsidiary of Essex Savings Bank. Additionally, Mr. Shook served from 2011 to 2013 on the initial Federal Reserve Bank of Boston, First District, Community Depository Institutions Advisory Council. Mr. Shook began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2020.

John F. Treanor, age 71, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Mr. Treanor also served as president and chief operating officer at The Washington Trust Company for 10 years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994 to 1999); executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991 to 1994); and various senior management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr. Treanor has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2020.

Michael R. Tuttle, age 64, has served as chief credit officer of Opportunities Credit Union, located in Winooski, Vermont, since February 2019. He served as a voting director of Opportunities Credit Union from May 2017 until February 2019, and served there as an ex-officio director, functioning solely as a nonvoting observer, beginning in December 2016. Until the acquisition in May 2017 by Community Bank System, Inc. of Merchants Bancshares, Inc., parent company of Merchants Bank (the Merchants Acquisition), Mr. Tuttle had served as a director of Merchants Bank since 2006 and as a director of Merchants Bancshares, Inc., located in South Burlington, Vermont, since 2007. Mr. Tuttle is also the former president and chief executive officer of each of Merchants Bancshares Inc. (from 2007 through 2015) and Merchants Bank (from 2006 through 2014). He has served on the board of the Vermont Economic Development Authority since October 2016. Mr. Tuttle began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2022.

John C. Witherspoon, age 62, has served as president and chief executive officer of Skowhegan Savings Bank in Skowhegan, Maine, since November 2007. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004. Mr. Witherspoon began serving as a director of the Bank on January 1, 2016, and his current term will conclude on December 31, 2019.

Richard E. Wyman, Jr., age 63, is president of Meredith Village Savings Bank (MVSB), Meredith, New Hampshire, a position he has held since January 1, 2016. Since 2013 he has also served as executive vice president (and from 2013 to January 1, 2016 served as chief financial officer) of New Hampshire Mutual Bancorp, the holding company that was formed in 2013 from the affiliation of MVSB and Merrimack County Savings Bank, a Bank member. New Hampshire Mutual Bancorp is also the holding company for Savings Bank of Walpole, a Bank member. Mr. Wyman joined MVSB in August 2001 as chief financial officer, and was promoted to executive vice president and chief financial officer of MVSB in 2009, prior to assuming the role of president. Prior to joining MVSB, Mr. Wyman held senior leadership roles for several Maine-based banks, ranging from local community mutual banks to a publicly traded multi-bank holding company. Mr. Wyman began serving as a director of the Bank on January 1, 2019, and his current term will conclude on December 31, 2022.

Independent Directors

The independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.

Andrew J. Calamare (chair), age 63, has served as president and chief executive officer of The Co-operative Central Bank, located in Boston, Massachusetts, since March 2015, and served as executive vice president of The Co-operative Central Bank from January 2011 to March 2015. Prior to that position, Mr. Calamare served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Previously, Mr. Calamare served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2020.

Joan Carty, age 67, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She previously served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term will conclude on December 31, 2022.

Eric Chatman, age 58, has served as chief financial officer of Housing Partnership Network, a network of affordable housing and community development nonprofits, since July 2017. Mr. Chatman founded and was president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities, and financial institutions from June 2015 to July 2017. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from May 2012 until March 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines and division manager, treasury department, at the African Development Bank. Mr. Chatman has served as a director of the Bank since June 16, 2014, and his current term will conclude on December 31, 2019.

Patrick E. Clancy, age 72, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. He continues to engage in the field as an independent consultant and developer as principal of The Clancy Company. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term will conclude on December 31, 2022.

Cornelius K. Hurley, age 73, has served as executive director of the Online Lending Policy Institute, Inc. since February 2017. He has also served as Professor of the Practice of Banking Law at Boston University since 2005, and was director of the Boston University Center for Finance, Law & Policy from 2005 to June 2017. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly owned subsidiary of Computershare, Ltd. Previous roles include serving as managing director of The Secura Group (1990 to 1997); as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies (1981 to 1990); and as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was appointed as a director of the Bank on March 30, 2007, for a term that expired on December 31, 2008. Prof. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, and has served on the board of directors continuously since that date. His current term will conclude on December 31, 2021.

Antoinette C. Lazarus, age 55, has served as chief compliance and risk officer and as privacy and anti-money laundering officers for Landmark Partners, a Simsbury, Connecticut-based registered investment adviser since 2006. Since November 2018, Ms. Lazarus has also served as the vice president of the board of directors for the Hartford Community Loan Fund, a community development financial institution based in Hartford, Connecticut. Prior to her work at Landmark Partners, Ms. Lazarus served from 2004 to 2006 as vice president of compliance for Prudential Financial, Inc., a Hartford, Connecticut-based financial products and services company and from 2001 to 2004 as director of fund accounting for CIGNA Retirement and Investment Services, a Hartford-based retirement services business that was acquired in 2004 by Prudential Financial, Inc. From 1988 to 2001 Ms. Lazarus served in multiple fund accounting, reporting and valuation roles at Aetna Financial Services, a financial services company based in Hartford that was acquired by ING in 2000. Ms. Lazarus has served as a director of the Bank since January 1, 2017, and her current term will conclude on December 31, 2020.

Jay F. Malcynsky, age 65, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting, since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington, D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director on March 30, 2007, and his current term will conclude on December 31, 2020.

Emil J. Ragones, age 72, is an adjunct professor at the Boston College Carroll School of Management in the Masters of Science in Accounting Program, a position he has held since January 2013. He served as executive in residence at Accounting Management Solutions, Inc., located in Waltham, Massachusetts, from 2008 through April 2015, providing accounting and financial management advisory services. Mr. Ragones previously worked at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including financial services. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's National Professional Practice office for assurance and advisory business services, focusing on reviewing and reporting on financial and information technology controls and Sarbanes-Oxley Act Section 404 compliance and reporting. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current term will conclude on December 31, 2019.

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

Management is responsible for the Bank's internal controls and the financial reporting process. PwC, our independent registered public accounting firm, is responsible for performing an independent audit of the financial statements and the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board (PCAOB). Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the direction of the Chief Audit Officer, who is accountable to the Audit Committee. The Audit Committee acts in an oversight role with the responsibility to monitor and oversee these processes.

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

Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the reappointment of PwC as the Bank's independent registered public accounting firm for 2019.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2018, for filing with the SEC.

As of the date of filing this annual report on Form 10-K, the members of the Audit Committee are:

Emil J. Ragones, chair
Stephen G. Crowe, vice chair
Eric Chatman
Antoinette C. Lazarus
Jay F. Malcynsky
John F. Treanor
Richard E. Wyman
Andrew Calamare, ex officio

Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:
Table 45 - Executive Officers

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	60
Timothy J. Barrett	Executive Vice President and Treasurer	60
George H. Collins	Executive Vice President and Chief Risk Officer	59
M. Susan Elliott	Executive Vice President and Chief Business Officer	64
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	57
Carol Hempfling Pratt	Executive Vice President, General Counsel, and Corporate Secretary	60
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	52
Barry F. Gale	Senior Vice President and Chief Human Resources Officer	59
Sean R. McRae	Senior Vice President and Chief Information Officer	54
_________________________

(1)	Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

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

Timothy J. Barrett has served as executive vice president and treasurer since January 2019, and previously as senior vice president and treasurer since November 2010. Prior to employment with us, Mr. Barrett served as assistant treasurer at FMR LLC, the parent company of Fidelity Investments from September 2008 to October 2010; as treasurer and chief investment officer at Fidelity Personal Bank & Trust from August 2007 to September 2008; as managing director, global treasury at Investors Bank & Trust from September 2004 to July 2007; in various senior roles in treasury at FleetBoston Financial (including merged entities) from 1985 to 2004; and as an investment manager for Citibank, NA from 1981 to 1985. Mr. Barrett received his B.A. from St. Anselm College and his M.B.A. from Rensselaer Polytechnic Institute.

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

M. Susan Elliott has served as executive vice president and chief business officer since October 2009. Prior to assuming that position, Ms. Elliott served as executive vice president of member services since January 1994. She previously served as senior vice president and director of marketing from August 1992 to January 1994. She joined us in 1981. She holds a B.S. from the University of New Hampshire and an M.B.A. from Babson College.

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

Carol Hempfling Pratt has served as executive vice president, general counsel and corporate secretary since January 2019, and previously as senior vice president, general counsel and corporate secretary since June 2010. She also serves as our ethics officer. Prior to employment with us, Ms. Pratt spent over 25 years specializing in corporate and banking law at the Boston law firm of Foley Hoag LLP, where she was a partner from 1992 to 2010. Ms. Pratt holds a B.A. and a J.D. from Northwestern University.

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

Barry F. Gale has served as senior vice president, chief human resources officer and director of the Bank’s office of minority and women inclusion since January 2019, and previously as senior vice president, executive director of human resources and director of the Bank’s office of minority and women inclusion since April 2013. Prior to employment with us, Mr. Gale served as senior director of human resources at Thomson Reuters, where he spent 16 years in progressively senior roles. Prior to that position, Mr. Gale served in human resources roles at Citizens Financial Group and The Colonial Group. Mr. Gale holds a B.S. in business management from The University of Massachusetts, Boston.

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

For the year ended December 31, 2018, the named executive officers were:

Edward A. Hjerpe III	President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer;
M. Susan Elliott	Executive Vice President and Chief Business Officer;
George H. Collins	Executive Vice President and Chief Risk Officer;
Carol Hempfling Pratt	Executive Vice President, General Counsel and Corporate Secretary; and
Timothy J. Barrett	Executive Vice President and Treasurer.

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2018. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy (defined below) reflecting performance and market conditions, effective January 1, 2019. Additionally, we adopted an executive incentive plan (an EIP) on February 7, 2018 (the 2018 EIP). Cash incentives awarded under EIPs in 2018 were generally determined based on the criteria set forth in the 2018 EIP and the 2016 EIP.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on the Form 10-K for the year ending December 31, 2018.

The members of the Compensation Committee are:

John W. McGeorge, Chair
Michael R. Tuttle, Vice Chair
Joan Carty
Martin J. Geitz
Antoinette C. Lazarus
Gregory R. Shook
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

Risk and Bank Compensation Practices and Policies

Our chief risk officer reviews the design of our compensation plans and policies, including the 2018 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2018 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2018, and ending December 31, 2020, and targeted regulatory results at December 31, 2020, with associated deferred payouts of 50 percent of the 2018 EIP's awards, which are intended to align management's interests with risk-management objectives.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2018 short-term awards, which are intended to further reduce the risk of imprudent risk-taking.

Further, our chief risk officer and our chief human resources officer jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2019, the Compensation Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are designed to manage any conflicts of interest and promote independence in risk management in a manner independent of the financial performance of the business areas these personnel monitor. For example, as discussed under — Executive Incentive Plan — Incentive Goals, Mr. Collins's goals, as chief risk officer, differ somewhat and have different weightings under the 2018 EIP from the goals of the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile. Likewise, all participants in the 2018 EIP working in our enterprise risk-management (ERM) department have somewhat different goals and weightings from their peers in other departments. Additionally, the review of the chief risk officer includes input by the board of directors’ Risk Committee.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the FHFA reviews all executive compensation, including the 2018 EIP, relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

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

•
The commercial banks, GSEs and diversified financial firm peers as the primary peer group for competitive positioning for total rewards for all levels of our positions that require financial services experience. For executive officers, we may consider peers that are smaller in assets or adjust the level of a matched position versus larger asset peers to establish reasonable market benchmarks.

Both peer groups are considered in setting the total rewards package. However, no specific target among the peer groups is selected for named executive officer compensation. Rather, the data is used generally to ensure the total rewards packages remain competitive as determined by the Compensation Committee relative to those peer groups.

The first competitive peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2018, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive for each matched position as discussed below in more detail.

The second primary peer group, commercial banks, serves as a relevant comparator group for competitive positioning of the total rewards package for those positions requiring financial services experience, including the named executive officers. The commercial bank peer group focuses on large and mid-sized commercial banks and financial services firms but excludes large global investment banks. Both the Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas. The commercial bank peer group consists mostly of banks with multiple product lines/offerings and significant assets. The most significant difference between us and the commercial bank peer group is that we are focused on wholesale banking activities while the peer group generally engages in both wholesale and retail activities. The market analysis focuses on the wholesale activities and excludes retail-focused positions.

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial banks peer group of McLagan's proprietary 2018 FHLB Custom Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives.

The following is a list of survey participants that were included by McLagan in the 2018 FHLB Custom Survey, including the commercial banks peer group, the Federal Home Loan Banks, and proxy data from smaller public peers with assets between $10 billion and $20 billion. Not all participants reported positions that matched the data set for the named executive officers.

Table 46 - List of Survey Participants

AIB National Australia Bank	Federal Home Loan Bank of Cincinnati	MUFG Securities
Ally Financial Inc.	Federal Home Loan Bank of Dallas	Natixis
Australia & New Zealand Banking Group	Federal Home Loan Bank of Des Moines	New York Community Bank
Banc of California Inc	Federal Home Loan Bank of Indianapolis	Nord/LB
Banco Bilbao Vizcaya Argentaria	Federal Home Loan Bank of New York	Nordea Bank
Banco Itau Unibanco	Federal Home Loan Bank of Pittsburgh	Norinchukin Bank, New York Branch
BancorpSouth Bank	Federal Home Loan Bank of San Francisco	Northern Trust Corporation
Bank Hapoalim	Federal Home Loan Bank of Topeka	Old National Bancorp
Bank of America Merrill Lynch	Federal Reserve Bank of Atlanta	People's United Bank, National Assoc.
Bank of Hawaii Corp.	Federal Reserve Bank of Boston	PNC Bank
Bank of New York Mellon	Federal Reserve Bank of Cleveland	Popular Community Bank
Bank of Nova Scotia	Federal Reserve Bank of Kansas City	PricewaterhouseCoopers
Bank of the West	Federal Reserve Bank of Minneapolis	Putnam Investments
Bayerische Landesbank	Federal Reserve Bank of New York	Rabobank

Table 46 - List of Survey Participants

BBVA Compass	Federal Reserve Bank of Richmond	Regions Financial Corporation
Berkshire Hills Bancorp Inc.	Federal Reserve Bank of San Francisco	Royal Bank of Canada
BMO Financial Group	Federal Reserve Bank of St Louis	Royal Bank of Scotland Group
BNP Paribas	Fidelity Investments	Santander Bank, N.A.
BOK Financial Corporation	Fifth Third Bank	Signature Bank - NY
Branch Banking & Trust Co.	First Citizens Bank	Simmons First National Corp.
Brown Brothers Harriman	First Interstate BancSystem	Societe Generale
Capital One	First Midwest Bancorp Inc.	South State Corporation
Cathay General Bancorp	First Republic Bank	Standard Chartered Bank
Charles Schwab & Co.	First Tennessee Bank/ First Horizon	State Street Corporation
Chemical Financial Corp.	FNB Omaha	Sterling National Bank
China Construction Bank	Freddie Mac	Sumitomo Mitsui Banking Corporation
CIBC World Markets	GE Capital	Sumitomo Mitsui Trust Bank
CIT Group	GMO	SunTrust Banks
Citigroup	Great Western Bancorp	SVB Financial Group
Citizens Financial Group	Hancock Bank	Synchrony Financial
City National Bank	Hilltop Holdings Inc.	Synovus
Columbia Banking System Inc.	Home BancShares Inc.	TD Ameritrade
Comerica	Hope Bancorp, Inc.	TD Securities
Commerzbank	HSBC	Texas Capital Bank
Commonwealth Bank of Australia	Huntington Bancshares, Inc.	The PrivateBank
Community Bank System Inc.	ICBC Financial Services	TIAA
Credit Agricole CIB	ING	Trustmark Corp.
Credit Industriel et Commercial - N.Y.	International Bancshares Corp.	U.S. Bancorp
Cullen Frost Bankers, Inc.	Intesa Sanpaolo	UMB Financial Corporation
DBS Bank	Investors Bancorp, Inc.	UniCredit Bank AG
Depository Trust & Clearing Corporation	JP Morgan Chase	United Bankshares Inc.
DZ Bank	KBC Bank	United Community Banks Inc.
East West Bancorp	KeyCorp	Valley National Bank
Eaton Vance Investment Managers	Landesbank Baden-Wuerttemberg	Washington Federal Inc.
Ernst & Young	Lloyds Banking Group	Webster Bank
Fannie Mae	M&T Bank Corporation	Wellington Management Company
FCB Financial Holdings Inc.	Macquarie Bank	Wells Fargo Bank
Federal Home Loan Bank of Atlanta	MB Financial Bank	Westpac Banking Corporation
Federal Home Loan Bank of Boston	MFS Investment Management	Zions Bancorporation
Federal Home Loan Bank of Chicago	MUFG Bank, Ltd.

Data from international banks contained results from their U.S. operations only.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, skills, experience, the criticality of the role, and tenure through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an EIP to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we may offer higher base salaries, in addition to cash-incentive opportunities, and certain retirement benefits to keep our compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be comparable with the total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable with the total rewards packages at the commercial bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with total cash compensation of the named executive officer's peers at other FHLBanks. The Compensation Committee has also considered total cash compensation at the other FHLBanks as the comparator since it includes base salaries and cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System. The Compensation Committee has been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2018, these goals and objectives were developed to align with our strategic business plan. At the end of the year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation, although the board of director’s Risk Committee provides input on the evaluation of the chief risk officer. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

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

After review and nonobjection by the FHFA, the board of directors awarded the named executive officers an increase in base salary on January 9, 2019, with retroactive application to January 1, 2019. In determining the amount of the increases, the Compensation Committee considered market data from the McLagan 2018 FHLB Custom Survey, discussed under — Overview of the Labor Market for Senior Managers above. Additionally, the Compensation Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Compensation Committee, increases in base salary for each of the named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff. In determining Ms. Pratt’s and Mr. Barrett’s increases in base salary, Mr. Hjerpe and the board of directors considered their leadership and strong performances, which led to the promotion of each from senior vice president to executive vice president.

The following table sets forth the base salary increases:

Table 47 - Named Executive Officer Salaries

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Edward A. Hjerpe III	$859,430	$889,510	3.50%
President and Chief Executive Officer

Frank Nitkiewicz	$393,280	$405,880	3.20%
Executive Vice President and Chief Financial Officer

M. Susan Elliott	$393,080	$405,680	3.21%
Executive Vice President and Chief Business Officer

George H. Collins	$361,070	$371,070	2.77%
Executive Vice President and Chief Risk Officer

Carol Hempfling Pratt	$346,400	$377,600	9.01%
Executive Vice President, General Counsel and Corporate Secretary

Timothy J. Barrett	$346,400	$377,600	9.01%
Executive Vice President and Treasurer

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

The Compensation Committee reviews each component of the EIP's plan design, including eligible participants, goals, goal weighting, achievement levels, and payout opportunities. The Compensation Committee administers the EIP and has full power and binding authority to construe, interpret, administer and adjust the EIP during or at the end of the plan year for extraordinary circumstances. Extraordinary circumstances may include changes in, among other things, business strategy, termination or commencement of business lines, significant growth or consolidation of the membership base, impact of severe economic fluctuations, or significant regulatory or other changes impacting us or the FHLBank System. The Committee may not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA.

Purpose of the 2018 EIP

The 2018 EIP is intended to:

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

2018 EIP Plan Design

The design of the 2018 EIP was guided by principles intended to:

•	promote achievement of our financial plan and strategic objectives in our strategic business plan;

•	provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and

•	facilitate the retention and commitment of our corporate officers.

Incentive Goals

The 2018 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. The goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. The 2018 EIP does not contain individual performance award opportunities for the named executive officers. To mitigate unnecessary or excessive risk-taking, the 2018 EIP contains measures for overall performance that are achieved through Bankwide collaboration of activity but cannot be individually attained or altered by participants in the 2018 EIP. Additionally, the 2018 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2018, and ending December 31, 2020, and targeted regulatory results at December 31, 2020, which are intended to align management's interests with our long-term financial performance and condition. Further, Mr. Collins's goals, as chief risk officer, differ somewhat and have different weightings from the goals and weightings of the other named executive officers, and are intended both to align his incentives with appropriately managing our risk profile and to be independent of the financial performance of the individual business areas that ERM monitors. As described in greater detail under — Determination of Awards under the 2018 EIP, the Compensation Committee and the board of directors maintained authority over all awards under the 2018 EIP, however, the 2018 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

Short-Term Incentive Goals and Actual Achievement

The 2018 EIP includes the following short-term incentive goals for the named executive officers:

•
Pre-assessment core return on capital stock (the core return goal): Pre-assessment core return on capital stock (as such term is defined in the 2018 EIP and referred to in this report as core return on capital stock) is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, interest expense on mandatorily redeemable capital stock, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, other-than-temporary-impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary-impairment credit losses due to improvements in projected private-label MBS performance, private-label MBS litigation settlement income, and unbudgeted voluntary pension contributions. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk - Measurement of Market and Interest-Rate Risk and Related Policy Constraints.

•	HHNE Initiative (HHNE initiative): This goal is measured by the launch to each of the six New England housing finance agencies and disbursement of the allocated subsidy in our HHNE initiative.

•
JNE initiative (JNE initiative): This goal is measured by the launch of two disbursement periods, disbursement of the subsidy in our JNE initiative, and by the introduction of the JNE program to members that did not apply and take down a JNE advance in 2016 or 2017.

•
Operational Efficiency (the operational efficiency goal): This goal is measured by whether and to what degree our core operating expenses, which are defined as our normal expenses associated with enabling the Bank to conduct business operations, and which exclude significant discretionary expenses approved by our board in an amount not to exceed judgment or settlement income associated with our ongoing private-label MBS litigation, stay within and do not exceed the operating expense budget approved by our board. Core operating expenses are measured as a percentage of the annual operating expense budget for 2018.

The 2018 EIP includes the following short-term incentive goals for the named executive officers, except for Mr. Collins:

•
New business and mission goal (the new business goal): This goal is measured by the total amount of advances with maturities of greater than or equal to one year in term (and not pre-payable without fee) originated during 2018 to depository institution members, including advances restructurings that result in extension of the advance in maturity of one year or longer, but excluding certain AHP, CDA, NEF, JNE and HHNE advances and advances to insurance company members.

•	Insurance advances disbursements (the insurance advances goal): This goal is measured by the amount of new advances originated in 2018 (any type and maturity of advance) to insurance company members.

•	Insurance membership (the insurance membership goal): This goal is measured by the number of insurance companies approved for membership by the president and chief executive officer in 2018.

As chief risk officer, Mr. Collins's short-term incentive goals differ somewhat and have different weightings from the goals and weightings of the other named executive officers. These differences are intended to align Mr. Collins’s incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Under the 2018 EIP, Mr. Collins's short-term incentive goals include the core return goal, HHNE initiative, JNE initiative, and the operational efficiency goal but exclude the new business goal, insurance advances goal, and insurance membership goal. Mr. Collins's short-term goals also include:

•
Bankwide ERM initiatives (the ERM goals): These goals are described and measured as set forth in Table 49. Mr. Collins's achievement of these goals was evaluated by Mr. Hjerpe in his capacity as Mr. Collins's manager.

•
Remediation of 2017 Report of Examination Findings (the remediation goal): This goal is measured by the clearance rate of recommendations and matters requiring attention identified during our 2017 FHFA examination.

Table 48 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than ERM goals which are set forth in Table 49 for the year ended December 31, 2018.

Table 48 - Short-Term Goals

	Weighting
Goal	Named Executive Officers other than Chief Risk Officer	Chief Risk Officer	Threshold	Target	Excess	Actual Achievement
Core Return	25%	20%	7.13 percent (1)	7.90 percent (1)	9.43 percent (1)	Between target and excess
New Business	20%	NA	$3.0 billion	$4.0 billion	$5.0 billion	$4.4 billion
Insurance Advances	15%	NA	$2.5 billion	$3.5 billion	$4.5 billion	$6.35 billion
Insurance Membership	10%	NA	3 new members	5 new members	7 new members	7 new members
HHNE Initiative	10%	10%	N/A	Launch and disburse 80% of subsidy by December 31, 2018	Disburse 100% of subsidy by December 31, 2018	Excess
JNE Initiative	10%	10%	N/A	Launch and disburse first disbursement of $3.0 million by June 30, 2018 and launch second disbursement period ($2.0 million) by 7/1/18; plus add 8 new users	Disburse $5.0 million in subsidy by December 1, 2018; plus add 15 new users	Between target and excess
Operational Efficiency	10%	10%	2018 core operating expenses do not exceed the 2018 operating expense budget approved by the board of directors	2018 core operating expenses do not exceed 97% of the 2018 operating expense budget approved by the board of directors	2018 core operating expenses do not exceed 93% of the 2018 operating expense budget approved by the board of directors	Between threshold and target
Remediation	NA	15%	Clear all matters requiring board attention and 85% of recommendations	Clear all matters requiring board attention and all recommendations	Target criteria plus receive an upgrade in the 2018 regulatory examination	Threshold(2)
ERM	NA	35%	See Table 49	See Table 49	See Table 49	See Table 49
___________________________

(1)
These performance levels were adjusted from the amounts originally established in the 2018 EIP. The 2018 EIP provides that the originally established performance levels were to be adjusted up or down by 1.2 basis points for every basis point by which the average daily federal funds rate deviated from the 1.66 percent assumed in our strategic business plan. In 2018, the average daily federal funds rate deviation was 20 basis points, resulting in a 24 basis point increase to each of the performance levels.

(2)
Following a review of the criteria for this goal, which are listed in this table, and a discussion of achievement, payment was approved for all ERM employees at the threshold level for this goal. The payment was recommended by the president and chief executive officer and approved by the Compensation Committee to recognize ERM remediation outcomes. The Bank received nonobjection from the FHFA on the plan to pay at the threshold level.

The following table 49 sets forth the ERM Goals, weightings and the actual achievement for the year ended December 31, 2018.

Table 49 - ERM Goals and Actual Achievement

Goals	Threshold	Target	Excess	Actual Achievement
Contribute to the Bank activities for 2018 via active participation with key constituents co-led by ERM and business unit management. This goal was weighted 40 percent.	Satisfactorily meet 75 percent of ongoing initiatives.	Threshold criteria plus 100 percent of key initiatives.	Satisfactorily meet 100 percent of ongoing and key initiatives.	Between target and excess
Evaluate and assess the state of the Bank’s ERM department by conducting a maturity assessment and presenting the report to executive management and the Risk Committee of the board of directors. This goal was weighted 20 percent.
	Achieve by September 30, 2018.	Achieve by July 31, 2018.	Achieve by June 30, 2018.	Excess
Conduct a review of the Bank’s risk limit structure including both market value and earnings at risk-based exposures. Present final report to Risk Committee of the board of directors. This goal was weighted 40 percent.
	Achieve by December 2018.	Achieve by October 2018.	Achieve by September 2018.	Excess

Long-Term Incentive Goals

In addition, the 2018 EIP includes two long-term incentive goals. The first, weighted at 67 percent of the total long-term opportunity, is based on our average core return on capital stock over the three-year period starting January 1, 2018, and ending December 31, 2020. The 2018 EIP provides that the performance levels for this goal will be adjusted up or down by 1.2 basis points for every basis point by which the average daily federal funds rate deviates from the 1.86 percent that we have forecast.

For information on how core return on capital stock is determined, see — Short-Term Incentive Goals and Actual Achievement.

Table 50 - Average Core Return on Capital Stock

Long-Term Goal	Average Core Return on Capital Stock from January 1, 2018 to December 31, 2020
Threshold	5.94%
Target	7.43%
Excess	8.92%

The second long-term incentive goal will be measured by the achievement of certain targeted regulatory goals by December 31, 2020. This goal is weighted at 33 percent of the total long-term opportunity.

Incentive Opportunities under the 2018 EIP

Incentive opportunities under the 2018 EIP are based on each named executive officer's base salary at December 31, 2018 (referred to as 2018 incentive salaries).

Table 51 sets forth the combined short and long-term incentive opportunities under the 2018 EIP, in each case expressed as percentages of the named executive officers' 2018 incentive salaries:

Table 51 - Combined Short- and Long-Term Incentive Opportunity

	Combined Short- and Long-Term Incentive Opportunity(1)
	Threshold	Target	Excess
President	50.00%	75.00%	100.00%
All Other Named Executive Officers	30.00%	50.00%	70.00%
 ___________________________

(1)	The combined short- and long-term incentive paid under the 2018 EIP will not exceed 100 percent of the average of the named executive officer’s base salary for 2018, 2019 and 2020.

At the conclusion of 2018, individual awards were calculated based on actual goal achievement as of December 31, 2018. Participants were eligible to receive 50 percent of such award in a cash payment in March 2019, following non-objection by the FHFA and approval of the board of directors. Table 52 below sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2019, in each case expressed as percentages of the named executive officers' 2018 incentive salaries:

Table 52 - Short-Term Incentive Opportunity

	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	25.00%	37.50%	50.00%
All Other Named Executive Officers	15.00%	25.00%	35.00%

The remaining 50 percent of the combined award, calculated at the end of 2018, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goals, as set forth in Table 53 below.

Table 53 - Long-Term Incentive Opportunity

Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 50% of the combined short- and long-term incentive opportunity	100% of the remaining 50% of the combined short- and long-term incentive opportunity	150% of the remaining 50% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2018 EIP

Awards for the short-term goals, other than the ERM goals under the 2018 EIP, were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 48)	X	Incentive Opportunity for Level of Achievement (Table 51)	X	2018 Incentive Salary

If the result for the goal were less than the threshold level of achievement (Table 48), the award for that goal would have been zero absent an act of discretion. For goals achieved above the excess level of achievement (Table 48), there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the threshold and excess levels of achievement. In administering the EIP, as with prior EIPs, the Compensation

Committee determined that participants would receive an interpolated award for having exceeded threshold or target levels. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 48)	X	Incentive Opportunity (Table 51) Interpolated for Actual Level of Achievement	X	2018 Incentive Salary

Our staff calculated the named executive officers' awards under the 2018 EIP's short-term goals, in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed the results for Mr. Collins under the ERM goals, and made award recommendations to the Compensation Committee for the Compensation Committee's consideration. The Compensation Committee discussed and adopted Mr. Hjerpe’s recommendations and the staff calculations.

Based on those calculations and recommendations, the combined incentive awards were calculated, by goal, as follows:

Table 54 - 2018 Combined Short-and Long-Term Awards as Calculated by Goal

Participant	Core Return	New Business	Insurance Advances	Insurance Member-ship	HHNE	JNE	Remediation	Operational Efficiency	ERM	Total Combined Award
Mr. Hjerpe	$194,144	$146,103	$128,915	$85,943	$85,943	$76,735	N/A	$54,430	N/A	$772,213
Mr. Nitkiewicz	61,241	45,620	41,294	27,530	27,530	24,159	N/A	15,993	N/A	243,367
Ms. Elliott	61,210	45,597	41,273	27,516	27,516	24,146	N/A	15,985	N/A	243,243
Mr. Collins	44,980	N/A	N/A	N/A	25,275	22,180	$16,248	14,684	$86,777	210,144
Ms. Pratt	53,941	40,182	36,372	24,248	24,248	21,279	N/A	14,087	N/A	214,357
Mr. Barrett	53,941	40,182	36,372	24,248	24,248	21,279	N/A	14,087	N/A	214,357

The named executive officers were eligible to receive 50 percent of the combined award illustrated above in a cash payment in March 2019, following non-objection by the FHFA and approval of the board of directors. The column “short-term award” in Table 55 below sets forth the short-term incentive award paid to the named executive officers in March 2019 and the remaining 50 percent which then becomes the target level of achievement for the long-term incentive opportunity.

Table 55 - 2018 Combined Short-and Long-Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement

Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$772,213	$386,107	$386,106
Mr. Nitkiewicz	243,367	121,684	121,683
Ms. Elliott	243,243	121,622	121,621
Mr. Collins	210,144	105,072	105,072
Ms. Pratt	214,357	107,179	107,178
Mr. Barrett	214,357	107,179	107,178

Final awards under the 2018 EIP's long-term incentive opportunities cannot be determined until after December 31, 2020, since they are based on average core return on capital stock over the three-year period starting January 1, 2018, and ending December 31, 2020, and targeted regulatory results as of December 31, 2020. Based on the Bank's levels of achievement as of December 31, 2018, the named executive officers are eligible for long-term incentive opportunities, payable in March 2021, as follows:

Table 56 - Long-Term Incentive Opportunity at Threshold, Target, and Excess

	Long-Term Incentive Opportunity at Threshold, Target, and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$193,053	$386,106	$579,159
Mr. Nitkiewicz	60,842	121,683	182,525
Ms. Elliott	60,811	121,621	182,432
Mr. Collins	52,536	105,072	157,608
Ms. Pratt	53,589	107,178	160,767
Mr. Barrett	53,589	107,178	160,767

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions:

•
Participants must be employed by us on the payment date in March 2021 to receive the long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2018 EIP.

•
Subject to the discretion of the board of directors, the calculated long-term award may be reduced or eliminated (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2019 and/or 2020, any of the following occurs such that if it had occurred prior to the year-end 2018 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:

◦	operational errors or omissions result in material revisions to our 2018 financial results, information submitted to the FHFA, or data used to determine the combined award at year-end 2018;

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

Potential Payments upon Termination or Change in Control

Change-in-Control Agreement with Mr. Hjerpe

We have a change-in-control agreement with Mr. Hjerpe. The board of directors had determined that having the change in control agreement in place would be an effective recruitment and retention tool since the events under which we provide payment to Mr. Hjerpe would provide a measure of protection to Mr. Hjerpe in the instance of our relocation in excess of 50 miles or his termination of employment or material diminution in duties or base compensation resulting from merger, consolidation, reorganization, sale of all or substantially all of our assets, or our liquidation or dissolution. The change-in-control agreement is discussed below under Post-termination Payments.

Employment Status and Severance Policy

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2018, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

To receive benefits under the severance policy, individuals must agree to execute our standard release of claims agreement. In addition and at our sole discretion, we may provide outplacement and/or such other services as may assist in ensuring a smooth career transition. Payments under the severance policy are discussed below under Post-termination Payments.

Executive Change in Control Severance Plan

In 2018, the Board adopted an Executive Change in Control Severance Plan (Executive Severance Plan). The purpose of the Executive Severance Plan is to provide stability to the Bank in the event of a change in control and to facilitate hiring and retention of senior management by providing them with certain protections and benefits in the event of a qualifying termination following a change in control of the Bank. Outside of a change in control period (as defined in the Executive Severance Plan), we have the right to revise, modify or terminate the plan in whole or in part at any time without the consent of any participant. During a change in control period (or such longer period until all payments and benefits, if any, which become due under the plan have been paid), however, any revision, modification, or termination that would impact benefits to a participant would require the consent of that participant. The Executive Severance Plan is discussed below under Post-termination Payments.

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

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2018, 2017, and 2016, by our named executive officers.

Table 57 - Summary Compensation for 2018, 2017 and 2016

Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan Compensation Short-Term(3)	Non-equity Incentive Plan Compensation Long-Term(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Edward A. Hjerpe III	2018	$859,430	$—	$386,107	$473,323	(7)	$498,000	$118,999	$2,335,859
President and	2017	781,300	—	370,415	386,685	(8)	981,000	106,684	2,626,084
Chief Executive Officer	2016	756,700	—	364,162	289,987		692,000	103,149	2,205,998

Frank Nitkiewicz	2018	393,280	—	121,684	164,658		244,000	46,779	970,401
Executive Vice President	2017	380,880	—	122,307	170,888		1,022,000	41,424	1,737,499
and Chief Financial Officer	2016	369,280	1,495	123,340	102,329		691,000	40,551	1,327,995

M. Susan Elliott	2018	393,080	—	121,622	167,288		422,000	53,012	1,157,002
Executive Vice President	2017	380,680	—	127,127	175,075		979,000	46,414	1,708,296
and Chief Business Officer	2016	369,280	2,961	125,310	103,371		788,000	44,704	1,433,626

George H. Collins	2018	361,070		105,072	125,940		236,000	36,086	864,168
Executive Vice President	2017	350,070	1,450	101,844	138,578		708,000	31,108	1,331,050
and Chief Risk Officer	2016	339,570	—	94,337	74,106		516,000	32,040	1,056,053

Carol Hempfling Pratt	2018	346,400	—	107,179	142,958		218,000	35,990	850,527
Executive Vice President	2017	334,700	—	110,210	143,220		288,000	31,588	907,718
General Counsel and Corporate Secretary	2016	324,500	—	107,085	84,691		216,000	31,073	763,349

Timothy J. Barrett	2018	346,400	—	107,179	142,958		198,000	31,253	825,790
Executive Vice President	2017	334,700	—	107,198	138,690		270,000	27,707	878,295
and Treasurer	2016	324,500	—	107,085	84,691		205,000	27,413	748,689
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)
In 2017 Mr. Collins received an additional bonus of $1,450 as a cash award for 20 years of service. In 2016 Mr. Nitkiewicz received an additional bonus of $1,495 as a cash award for 25 years of service, and Ms. Elliott received an additional bonus of $2,961 as a cash award for 35 years of service. The amount of these service awards is the same as would have been paid to any employee who completed the same number of years of service in 2017 and 2016.

(3)
Represents amounts paid under the 2018 EIP during 2019 in respect of service performed in 2018, under the 2017 EIP during 2018 in respect of service performed in 2017, and under the 2016 EIP during 2017 in respect of service performed in 2016.

(4)
Represents amounts earned under the 2016 EIP for satisfying at the excess level of achievement at December 31, 2018, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2016 EIP and referred to in this report as the 2016 EIP core return on capital stock), which is explained further below in this footnote; amounts earned under the 2015 EIP for satisfying at the excess level of achievement at December 31, 2017, a long-term goal based on our pre-assessment, pre-other-than-temporary-impairment core return on capital stock (as such term is defined in the 2015 EIP and referred to in this report as the 2015 EIP core return on capital stock), which is explained further below in this footnote; and amounts earned under the 2014 EIP for satisfying at the achievement level between target and excess long-term goals based on our retained earnings (as adjusted as explained in this footnote) at December 31, 2016.

Retained earnings were adjusted for payouts under the 2014 EIP from the amounts determined in accordance with GAAP to net out the impacts of prepayment fee income, private-label MBS litigation settlement income, and debt retirement expense. With the approval of the board of directors, retained earnings was additionally adjusted from this formula for the payouts under the 2014 EIP to exclude from net income unbudgeted voluntary pension contributions and the expense associated with JNE and HHNE, programs which were not contemplated at the time the 2014 EIP was established. The difference between GAAP retained earnings and this measure of adjusted retained earnings is that GAAP retained earnings does not provide for the adjustments described above.
The 2015 EIP core return on capital stock is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, other-than-temporary-impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary-impairment credit losses due to improvements in projected private-label MBS performance, and private-label MBS litigation settlement income. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the exclusions described in the immediately prior sentence, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. With the approval of the board of directors, the 2015 EIP core return on capital stock was adjusted from the formula set out in the 2015 EIP to exclude from net income unbudgeted voluntary pension contributions and also to exclude the expense associated with JNE and HHNE, programs which were not contemplated at the time the 2015 EIP was established. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described under Short-Term Incentive Goals and Actual Achievement, and the 2015 EIP core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of each year. We complied with these limits. These limits are described under Item 7A —Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.
The 2016 EIP core return on capital stock is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, other-than-temporary-impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary-impairment credit losses due to improvements in projected private-label MBS performance, and private-label MBS litigation settlement income. In addition, with the approval of the board of directors, we also adjusted the calculation of core return on capital stock by including unbudgeted voluntary pension contributions to the extent funded by current period litigation income. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints. The amounts paid under the 2016, 2015 and 2014 EIPs also reflect a payout based on the results of the regulatory goal of those plans.

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

(6)
See Table 58 - Other Compensation for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by us with respect to supplemental life insurance, and perquisites.

(7)
The amount Mr. Hjerpe earned under the 2016 EIP at December 31, 2018, based on the formula in the plan, was $486,156. This amount was reduced to $473,323, however, to cap the combined short- and long-term incentive paid under the plan to no greater than 100 percent of Mr. Hjerpe’s salary for 2018. The board of directors exercised discretion to raise the cap from the provision in the plan capping the combined short- and long-term incentive paid under the plan to no greater than 100 percent of the average of the participant’s salary for 2016, 2017, and 2018. The Bank received nonobjection from the FHFA on the revision of the cap.

(8)
The amount Mr. Hjerpe earned under the 2015 EIP at December 31, 2017, based on the formula in the plan, was $513,230. This amount was reduced to $386,685, however, to comply with a provision capping combined short- and long-term incentive paid under the plan to no greater than 100 percent of the average of the participant’s salary for 2015, 2016, and 2017.

Table 58 - Other Compensation

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Edward A. Hjerpe III	2018	$96,992	$—	$22,007	$118,999
	2017	86,127	—	20,557	106,684
	2016	85,882	—	17,267	103,149

Frank Nitkiewicz	2018	41,189	5,590	—	46,779
	2017	36,393	5,031	—	41,424
	2016	36,090	4,461	—	40,551

M. Susan Elliott	2018	41,717	11,295	—	53,012
	2017	36,562	9,852	—	46,414
	2016	36,068	8,636	—	44,704

George H. Collins	2018	36,086	—	—	36,086
	2017	31,108	—	—	31,108
	2016	32,040	—	—	32,040

Carol Hempfling Pratt	2018	35,990	—	—	35,990
	2017	31,588	—	—	31,588
	2016	31,073	—	—	31,073

Timothy J. Barrett	2018	31,253	—	—	31,253
	2017	27,707	—	—	27,707
	2016	27,413	—	—	27,413
_______________________

(1)
Amounts include our contributions to the Pentegra Defined Contribution Plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in the Nonqualified Deferred Compensation Table below.

The Pentegra Defined Contribution Plan, a 401(k) plan, excludes hourly, flex staff, and short-term employees from participation, but includes all other employees. Employees may elect to defer one percent to 50 percent of their plan salary, as defined in the plan document. We make contributions based on the amount the employee contributes, up to the first three percent of plan salary, multiplied by the following factors:

•	100 percent during the second and third years of employment.

•	150 percent during the fourth and fifth years of employment.

•	200 percent following completion of five or more years of employment.

Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2018, the maximum elective deferral amount was $18,500 (or $24,500 per year for participants who attain or exceed age 50 in 2018), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $16,500 (three percent multiplied by two multiplied by the $275,000 IRC compensation limit).
A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(2)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, parking, reimbursement for mass transportation, spousal travel expenses, and travel memberships and subscriptions.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2018 EIP, for our named executive officers:

Table 59 - Grants of Plan-Based Awards for Fiscal Year 2018

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$214,858	$322,286	$429,715
Mr. Nitkiewicz	58,992	98,320	137,648
Ms. Elliott	58,962	98,270	137,578
Mr. Collins	54,161	90,268	126,375
Ms. Pratt	51,960	86,600	121,240
Mr. Barrett	51,960	86,600	121,240

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$107,429	$214,858	$322,286
Target	161,143	322,286	483,429
Excess	214,858	429,715	644,573

Mr. Nitkiewicz
If short-term component results in:	Threshold	Target	Excess
Threshold	$29,496	$58,992	$88,488
Target	49,160	98,320	147,480
Excess	68,824	137,648	206,472

Ms. Elliott
If short-term component results in:	Threshold	Target	Excess
Threshold	$29,481	$58,962	$88,443
Target	49,135	98,270	147,405
Excess	68,789	137,578	206,367

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$27,080	$54,161	$81,241
Target	45,134	90,268	135,401
Excess	63,187	126,375	189,562

Mr. Barrett and Ms. Pratt
If short-term component results in:	Threshold	Target	Excess
Threshold	$25,980	$51,960	$77,940
Target	43,300	86,600	129,900
Excess	60,620	121,240	181,860
______________________

(1)
Amounts represent potential awards under the 2018 EIP; actual amounts awarded are reflected in Table 57 - Summary Compensation. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plans

Table 60 - Pension Benefits

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2018
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	26.67	(3)	$1,759,000	$—
	Pension BEP	9.50		2,535,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	26.83		1,701,000	—
	Pension BEP	27.83		3,340,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	36.58		2,792,000	—
	Pension BEP	37.08		4,431,000	—
George H. Collins	Pentegra Defined Benefit Plan	20.83	(4)	1,392,000	—
	Pension BEP	21.33	(5)	2,151,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	7.50		462,000	—
	Pension BEP	8.50		621,000	—
Timothy J. Barrett	Pentegra Defined Benefit Plan	7.17		425,000	—
	Pension BEP	8.17		560,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2018.

(2)	See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 19.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

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

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable IRC limits on annual earnings ($275,000 for 2018). In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

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

Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Hjerpe, 80 percent as president; and Mr. Nitkiewicz, Ms. Elliott, Mr. Collins, Ms. Pratt, and Mr. Barrett, 70 percent as executive vice presidents. Our only named executive officer that has reached the maximum annual benefit amount is Ms. Elliott. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Pension BEP requires that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

Table 61 - Nonqualified Deferred Compensation

Name	Executive Contributions in Year Ended December 31, 2018(1)	Our Contributions in Year Ended December 31, 2018(2)	Aggregate Earnings in Year Ended December 31, 2018	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2018
Edward A. Hjerpe III	$48,496	$80,492	$(48,192)	$—	$983,096
Frank Nitkiewicz	20,594	24,688	(32,164)	—	416,962
M. Susan Elliott	82,241	25,217	(69,687)	—	773,075
George H. Collins	10,823	19,586	(14,971)	—	115,497
Carol Hempfling Pratt	59,983	19,489	(39,156)	—	560,499
Timothy J. Barrett	7,377	14,753	(6,847)	—	143,056
_______________________

(1)	Amounts are also reported as salary in Table 57 - Summary Compensation.

(2)	Amounts are also reported as contributions to defined contribution plans in Table 58 - Other Compensation.

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

Post-termination Payments

The following is a discussion of the policies and arrangements to which a named executive officer becomes subject upon certain termination events, with or without a change in control of the Bank. During 2018, all named executive officers were covered by the Bank’s severance policy and, beginning on November 7, 2018, the Federal Home Loan Bank of Boston Executive Change in Control Severance Plan (Executive Severance Plan). In addition, Mr. Hjerpe is covered by a change in control agreement. The severance policy, Executive Severance Plan and Mr. Hjerpe’s change in control agreement are also discussed above in “Potential Payments upon Termination or Change in Control.” The Bank’s Executive Incentive Plans provide for payment to executives who are employed on the payment date and, subject to recommendation by our president and chief executive officer and review and approval by the Compensation Committee and the FHFA, whose employment has terminated prior to the payment date for death, disability or retirement. The terms cause, change in control, good reason, disability, retirement, and qualifying termination are defined in the respective policy, plan or agreement, as applicable.

Severance Policy

As chief executive officer, Mr. Hjerpe is eligible for 12 months of base pay under the severance policy. As executive officers, Mr. Nitkiewicz, Ms. Elliott, Mr. Collins, Ms. Pratt, and Mr. Barrett are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. Severance payable to the executives in connection with a change in control is discussed in the Executive Severance Plan section below. All severance packages under the severance policy for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Compensation Committee, and may also require the approval of the FHFA, prior to making any award under the severance policy.

Under our severance policy (and for Mr. Hjerpe, under his change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott and Mr. Collins, the payment amount is equal to 12 months' base salary, and for Ms. Pratt and Mr. Barrett, the payment amount is equal to approximately eight months' base salary, all based on annual salary in effect on December 31, 2018.

Change in Control Agreement with Mr. Hjerpe

Under the terms of the change of control agreement with Mr. Hjerpe, in the event that, within a specified period following the Bank’s entry into a definitive reorganization agreement (i.e. relating to a merger or consolidation where the Bank is not the survivor, a sale or transfer of substantially all of the Bank’s assets, or a liquidation or dissolution of the Bank), either:

•	Mr. Hjerpe terminates his employment with us for a good reason (in connection with a reorganization) that is not remedied within certain cure periods by us; or

•	We (or our successor in the event of a reorganization) terminate Mr. Hjerpe's employment without cause,

we have agreed to pay Mr. Hjerpe an amount equal to his annualized base salary at the time of such termination to be paid in equal installments over the following 12 months. As a condition to payment, Mr. Hjerpe must agree to execute our standard release of claims agreement. Any payments to Mr. Hjerpe under the change-in-control agreement are in lieu of any severance payments that would otherwise be payable to him, and may also require the approval of the FHFA.

Executive Severance Plan

In 2018, the Board adopted the Executive Severance Plan that provides certain payments and benefits in the event of a qualifying termination following a change in control. The Executive Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants and who execute a participation agreement in which the participants agree to certain protective covenants including a non-solicitation agreement. The Bank’s board designated Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott, Mr. Collins, Ms. Pratt, and Mr. Barrett, in addition to certain other executive officers, as participants in the Executive Severance Plan and these officers all have executed participation agreements. If a participant is eligible for severance benefits under the Executive Severance Plan and also for similar benefits under any other Bank plan, program, arrangement or agreement, the severance benefits under the Executive Severance Plan will be reduced on a dollar for dollar basis for the severance benefits available under such other plan, program, arrangement or agreement.

Under the terms of the Executive Severance Plan, if there is a qualifying termination during the period beginning on the earliest of 180 days prior to the date a definitive agreement or order for a change in control has been entered into, or the effective date of a change in control as prescribed by the FHFA, and ending 24 months following the effective date of the change in control, the participant becomes entitled to certain severance payments and benefits. The Executive Severance Plan defines a qualifying termination as a termination of the participant’s employment with the Bank, (i) by the Bank, other than for cause; or (ii) by the participant, for good reason but does not include a termination resulting from the participant’s death, disability or retirement.

The severance payments and benefits to which the participant would be entitled include:

•
Mr. Hjerpe would receive a cash payment equal to 2.99 times the sum of (i) the greater of his annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) his target long and short-term incentive awards for the year in which the qualifying termination of employment occurs.

•
The other named executive officers would receive a cash payment equal to 2.00 times the sum of (i) the greater of their annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) their target long and short-term incentive awards for the year in which the qualifying termination of employment occurs.

•
The named executive officers would receive a lump sum cash payment equal to the amount that would have been payable pursuant to their annual incentive compensation award for the year in which the date of a qualifying termination occurs based on actual Bank performance, prorated based on the number of days the participant was employed that year.

•	Participants would receive a lump sum cash payment for outplacement assistance in the amount of $25,000 for Mr. Hjerpe and $15,000 for the other named executive officers.

•
Mr. Hjerpe would receive a lump sum cash payment equivalent to the Bank’s cost to maintain his health insurance coverage for 24 months, and the other named executive officers would each receive a lump sum cash payment equivalent to the Bank’s cost to maintain their health insurance coverage for 18 months.

The payments described above are payable in a lump sum within 60 days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives, but no later than March 15 of the year following the executive’s qualifying termination. Any amounts that constitute non-qualified deferred compensation subject to Section 409A of the U.S. Internal Revenue Code are payable on the 75th day after the participant’s qualifying termination.

All payments and benefits are conditioned upon the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Executive Severance Plan.

If the aggregate amount of pay and benefits payable to an executive under the Executive Severance Plan would constitute a “parachute payment” subject to excise tax under Section 4999 of the U.S. Internal Revenue Code, their aggregate pay and benefits will be reduced to the extent necessary to avoid being subject to the excise tax imposed by Section 4999, unless payment of the unreduced benefit would provide the participant with a higher net after-tax benefit after payment of such excise tax.

Executive Incentive Plan

Under the 2016, 2017 and 2018 Executive Incentive Plans, the named executive officers must be employed by the Bank on the payment date of an incentive award in order to be paid such award. Subject to recommendation of our president and chief executive officer, approval of the Compensation Committee, and review of the FHFA, if required, if a named executive officer’s employment had terminated in 2018 for death or disability or after becoming retirement-eligible, such officer may be paid: (i) a pro-rata portion of the 2018 short-term award if they completed six months of service during 2018, (ii) a 2016 and

2017 long-term award, and (iii) a 2018 long-term award (assuming their employment terminated upon close of business on December 31, 2018), with such awards to be paid at the same time they would have been paid if the executive’s employment had not terminated. To be retirement-eligible, a named executive officer must be either eligible for normal retirement or satisfy the Rule of 70 (counting only service earned with the Federal Home Loan Bank system) under the Pentegra Defined Benefit Plan.

Potential Payments Upon Termination

The table below shows amounts triggered upon the termination events identified below for the named executive officers assuming a termination of employment and, as applicable, a change in control as of the close of business on December 31, 2018 and does not include amounts that are not payable or otherwise forfeited upon a for cause termination or certain non-retirement terminations. In these circumstances, other than legally required amounts such as accrued salary, no additional amounts would be payable and rights to incentive or deferred compensation would be forfeited. The amounts listed below also do not include payments from the Thrift BEP or the Pension BEP. Amounts payable from the Pension BEP may be found in the Pension Benefits Table. Account balances for the Thrift BEP may be found in the Nonqualified Deferred Compensation Table.

Table 62 - Cash Payments on Termination

	Severance	Incentive Compensation(4)(5)	All Other Compensation(6)	Total Post Termination Payment & Benefit Value
Edward A. Hjerpe III
Bank initiated (not for cause) termination of employee without a change in control(1)	$859,430	$1,823,376	$—	$2,682,806
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(2)(3)	3,569,979	1,823,376	64,831	5,458,186
Retirement	—	1,823,376	—	1,823,376
Death and Disability	—	1,823,376	—	1,823,376
Frank Nitkiewicz
Bank initiated (not for cause) termination of employee without a change in control(1)	393,280	597,568	—	990,848
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,179,840	597,568	44,329	1,821,737
Retirement	—	597,568	—	597,568
Death and Disability	—	597,568	—	597,568
M. Susan Elliott
Bank initiated (not for cause) termination of employee without a change in control(1)	393,080	606,495	—	999,575
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,179,240	606,495	15,908	1,801,643
Retirement	—	606,495	—	606,495
Death and Disability	—	606,495	—	606,495
George H. Collins
Bank initiated (not for cause) termination of employee without a change in control(1)	361,070	494,725	—	855,795
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,083,210	494,725	51,407	1,629,342
Retirement	—	494,725	—	494,725
Death and Disability	—	494,725	—	494,725
Carol Hempfling Pratt
Bank initiated (not for cause) termination of employee without a change in control(1)	239,815	—	—	239,815
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,039,200	107,179	46,720	1,193,099
Retirement	—	—	—	—
Death and Disability	—	527,578	—	527,578
Timothy J. Barrett
Bank initiated (not for cause) termination of employee without a change in control(1)	231,022	—	—	231,022
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,039,200	107,179	44,330	1,190,709
Retirement	—	—	—	—
Death and Disability	—	523,557	—	523,557
_______________________

(1)
Under our severance policy and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott and Mr. Collins, the “Severance” amount payable is equal to 12 months' base salary, and for Ms. Pratt and Mr. Barrett the amount payable is equal to approximately eight months' base salary, all based on annual salary in effect on December 31, 2018.

(2)
The aggregate amount due to Mr. Hjerpe under his change in control agreement and the Executive Severance Plan, assuming a December 31, 2018, termination would have been subject to the change in control excise tax under Section 4999 of the Code. Therefore, the amount actually payable to Mr. Hjerpe would have been limited to the 280G safe harbor level, as doing so would result in a higher after-tax payment. The amounts shown in the “Severance” column have been reduced accordingly. No tax gross-up payments apply. If all payments are determined not to be parachute payments under Section 280G of the Internal Revenue Code, the total amount of severance paid to Mr. Hjerpe would be $4,496,967 rather than $3,569,979.

(3)
“Severance” payments for involuntary termination without cause due to a change in control or for a resignation for good reason due to a change in control that are made under our Executive Severance Plan are in lieu of, not in addition to, the severance benefit payments under our severance policy or, for Mr. Hjerpe, his change-in-control agreement. Amounts shown for “Severance” payable under the Executive Severance Plan are a multiple, 2.99 for Mr. Hjerpe and 2.00 for the other named executive officers, of the total of (i) base salary in effect on December 31, 2018 and (ii) target long and short-term incentive awards under our 2018 Executive Incentive Plan. Mr. Nitkiewicz, Ms. Elliott, Mr. Collins, Ms. Pratt and Mr. Barrett would not have been subject to the change in control excise tax under Section 4999 of the Internal Revenue Code. In no event would tax gross-up payments apply.

(4)
Because Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott and Mr. Collins were retirement-eligible as of December 31, 2018, amounts shown for incentive compensation payable to them under each of the termination scenarios in the table includes such officers’ actual 2018 annual short-term incentive compensation award as well as their long-term incentive compensation awards under the 2016, 2017 and 2018 Executive Incentive Plans. All of such short- and long-term awards are also included in the row entitled “Death and Disability” for Ms. Pratt and Mr. Barrett. However, because Ms. Pratt and Mr. Barrett were not retirement-eligible as of December 31, 2018, they would not have been entitled to any incentive compensation upon retirement, or upon a Bank-initiated (not for cause) termination without a change in control. Upon a Bank-initiated (not for cause) termination or good reason termination by employee due to change in control, they would have been entitled to incentive compensation only equal to their actual 2018 annual short-term incentive compensation award, and not any long-term award under the 2016, 2017 or 2018 Executive Incentive Plans.

(5)
Long-term incentive awards under the 2016 Executive Incentive Plan are the actual awards that were paid in March 2019. Long-term incentive awards under the 2017 and 2018 Executive Incentive Plans, which will be payable in March 2020 and March 2021, respectively, are based on currently estimated performance as of December 31, 2018 for the core return on capital stock goal, and a current estimate by the Bank’s chief risk officer for the regulatory goal.

(6)
“All Other Compensation” includes the following amounts payable under the Executive Severance Plan: (i) a payment to each officer equivalent to what it would have cost the Bank to maintain such officer’s health insurance coverage for a number of months, 24 months for Mr. Hjerpe and 18 months for the other named executive officers, and (ii) a payment for outplacement services of $25,000 for Mr. Hjerpe and $15,000 for the other named executive officers.

Pay Ratio

For the year ended December 31, 2018, the ratio of the annual total compensation of our median employee (the Median Employee, identified in the manner described below) to the annual total compensation of our chief executive officer is 15:1. To determine this ratio, total compensation of the Median Employee for 2018 was calculated in the same manner as total compensation of our chief executive officer for 2018 as presented in Table 57 — Summary Compensation. In both cases, compensation includes, among other things, amounts attributable to the change in pension value and the employer match on employee contributions to the Pentegra Defined Contribution Plan (401(k) match), which amounts vary among employees based upon their tenure at the Bank and, for the 401(k) match, based upon the employee’s contributions. For 2018, the total annual compensation of the Median Employee was $156,768, and the total annual compensation of the chief executive officer, as reported in Table 57 — Summary Compensation Table, was $2,335,859.

The Bank is using the same Median Employee in its pay ratio calculation in this report that it identified in the pay ratio calculation in our 2017 Annual Report on Form 10-K because there have been no changes to our employee population or employee compensation arrangements that we believe would result in a significant change of our pay distribution to our employee population and significantly affect the pay ratio disclosure. We identified the Median Employee by computing for each of the full-time and part-time employees who were employed by the Bank on October 1, 2017, excluding the chief executive officer, the sum of (i) the 2017 salary of each employee as of October 1, 2017 and (ii) the 2016 incentive compensation paid to that employee in March 2017, and ranking the sums for all such employees (a list of 201 employees as of October 1, 2017) from lowest to highest. The Bank identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation.

Director Compensation

In 2018 and 2017, we paid members of the board of directors fees for each board and committee meeting that they attend and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The 2019 Director Compensation Policy provides payments for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policy provides for maximums on total director compensation and potential reduction based on attendance and performance.

The amounts to be paid or paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers for the years ended December 31, 2019, 2018, and 2017, along with the annual maximum compensation amounts are detailed in the following table:

Table 63 - Director Compensation

	2019	2018	2017
Fee per board meeting:
Chair of the board	$11,500	$11,500	$11,000
Vice chair of the board and committee chairs	9,500	9,500	9,000
All other board members	8,500	8,500	8,000
Fee per committee meeting	2,500	2,500	2,250
Fee per telephonic conference call	1,500	1,500	1,500

Quarterly Retainer Fees
Chair of the board	10,250	10,250	10,000
Vice chair of the board and committee chairs	9,000	9,000	8,750
All other board members	7,750	7,750	7,500

Annual maximum compensation amounts:
Chair of the board	132,500	132,500	125,000
Vice chair of the board and committee chairs	112,500	112,500	105,000
All other board members	102,500	102,500	95,000

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2018 are detailed in the following table:

Table 64 - 2018 Director Compensation

Fees Earned or Paid in Cash
Andrew J. Calamare, Chair	$132,500
Stephen G. Crowe, Vice Chair	112,500
Donna L. Boulanger	102,500
Joan Carty	112,500
Eric Chatman	102,500
Patrick E. Clancy	102,500
Martin J. Geitz	112,500
Cornelius K. Hurley	112,500
Antoinette Lazarus	102,500
Jay F. Malcynsky	112,500
John W. McGeorge	112,500
Emil J. Ragones	112,500
Gregory R. Shook	102,500
Stephen R. Theroux	102,500
John F. Treanor	112,500
Michael R. Tuttle	102,500
John C. Witherspoon	102,500
$1,852,500

Directors may elect to defer the receipt of meeting fees (including all compensation payable under the Director Compensation Policy) pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $181,000 for the year ended December 31, 2018.

Reduction in Compensation Based on Attendance and Performance

The board may vote to reduce or eliminate a director’s final quarterly retainer payment if (i) the director has not attended at least 75 percent of all regular and special meetings of the Board and the committees on which the director served during the year, or (ii) the board determines the director has consistently demonstrated a lack of engagement and participation in meetings attended. In 2018, Director Jay F. Malcynsky was one of only two directors who served on four committees (compared to two or three committees for each of the other directors), and his heavy load of committee meetings resulted in a drop in his attendance in 2018 to 71 percent of all the regular and special meetings of the Board and the committees on which he served. The Board considered that Mr. Malcynsky had actually attended more meetings (22) than five other directors who had lighter committee responsibilities. The Board also considered that if only Mr. Malcynsky’s standing committees (as opposed to the ad hoc committee) were included in the calculation, his attendance would have exceeded 75 percent. The Board determined that, under the circumstances, it would not be appropriate to reduce Mr. Malcynsky’s retainer payment.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2019, are noted in Table 65.

Table 65 - Stockholders Holding Five Percent or More of Outstanding Capital Stock (dollars in thousands)

	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	$242,175	12.21%
One Citizens Plaza
Providence, RI 02903

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. Table 66 provides capital stock outstanding as of February 28, 2019 to members whose officers or directors serve as our directors.

Table 66 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors (dollars in thousands)

	Capital Stock	Percent of Total Capital Stock
The Washington Trust Company	$47,427	2.39%
23 Broad Street
Westerly, RI 02891

Needham Bank	17,155	0.87
1063 Great Plain Avenue
Needham, MA 02492

Meredith Village Savings Bank	5,047	0.25
24 State Route 25
Meredith, NH 03253

MountainOne Bank	4,789	0.24
93 Main Street
North Adams, MA 01247

Merrimack County Savings Bank	4,017	0.20
89 North Main Street
Concord, NH 03301

North Brookfield Savings Bank	1,784	0.09
35 Summer Street
North Brookfield, MA 01535

Skowhegan Savings Bank	765	0.04
13 Elm Street
Skowhegan, ME 04976

Depositors Insurance Fund	690	0.03

Table 66 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors (dollars in thousands)

One Linscott Road
Woburn, MA 01801

The Simsbury Bank & Trust Company	575	0.03
981 Hopmeadow Street
Simsbury, CT 06070

Essex Savings Bank	550	0.03
35 Plains Road
Essex, CT 06426

Savings Bank of Walpole	513	0.03
68 Ames Plaza Lane
Walpole, NH 03608

Opportunities Credit Union	214	0.01
25 Winooski Falls Way
Winooski, VT 05404
Total stock ownership by members whose officers or directors serve as directors of the Bank	$83,526	4.21%

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

For the year ended December 31, 2018, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct and our Related Persons Transaction Policy, each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

The Code of Ethics and Business Conduct requires that all directors and executive officers (as well as all other employees) avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in or financial relationship with any of our members that is not transacted in the ordinary course of the member's business or, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and non-ordinary-course financial relationships with members. These disclosures are reviewed by our ethics officer, who is principally responsible for enforcing the Code of Ethics and Business Conduct on a day-to-day basis. The ethics officer is charged with attempting to resolve any apparent conflict involving an employee other than our president and chief executive officer and, if an apparent conflict has not been resolved within 60 days, to report it to our president and chief executive officer for resolution. The ethics officer is charged with reporting any apparent conflict involving a director or our president and chief executive officer to the Governance Committee of the board of directors for resolution. Our ethics officer is Carol Hempfling Pratt, executive vice president, general counsel and corporate secretary of the Bank.

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

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 22, 2019, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 22, 2019, all of our independent (that is, nonmember) directors are independent, including Directors Calamare, Carty, Chatman, Clancy, Hurley, Lazarus, Malcynsky, and Ragones. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Crowe, Geitz, McGeorge, Shook, Treanor, Tuttle, and Wyman, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Calamare (ex-officio), Carty, Chatman, Lazarus, Malcynsky and Ragones, are independent under the NYSE independence standards for these committees. The board of directors also determined that Director Chatman is the "Audit Committee financial expert" within the meaning of the SEC rules, and further determined that as of March 22, 2019, is independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of director's Audit Committee. In addition, the board of directors also assessed the independence of the members of its Audit Committee under Rule 10A-3. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of March 22, 2019, all members of our Audit Committee were independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2018 and 2017, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2018 and 2017.

Table 67 - Principal Accounting Fees and Services (dollars in thousands)

	Year Ended December 31,
	2018	2017
Audit fees(1)	$891	$858
Audit-related fees(2)	95	68
All other fees	3	2
Tax fees	—	—
Total	$989	$928
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

b) Financial Statement Schedule

None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on December 17, 2018
4	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective June 30, 2014 *	Exhibit 10.1 to our 2014 Form 10-Q filed with the SEC on August 8, 2014
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan (as amended and restated effective January 1, 2017) *	Exhibit 10.2.6 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.3.1	The Federal Home Loan Bank of Boston 2016 Executive Incentive Plan *	Exhibit 99.1 to our Form 8-K filed with the SEC on March 10, 2016
10.3.2	The Federal Home Loan Bank of Boston 2017 Executive Incentive Plan * +	Exhibit 10.1 to our First Quarter 2017 Form 10-Q filed with the SEC on May 11, 2017
10.3.3	The Federal Home Loan Bank of Boston 2018 Executive Incentive Plan * +	Exhibit 10.3.4 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.3.4	The Federal Home Loan Bank of Boston 2019 Executive Incentive Plan * ∞	Filed within this Form 10-K
10.4	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016
10.5	Executive Change in Control Severance Plan, effective November 7, 2018 *	Filed within this Form 10-K
10.6	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007

10.8	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to our Form 8-K filed with the SEC on June 23, 2006
10.8.1	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.8.1 to our Form 10-K filed with the SEC on March 24, 2017
10.9.1	The Federal Home Loan Bank of Boston 2018 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K as filed with the SEC on October 27, 2017
10.9.2	The Federal Home Loan Bank of Boston 2019 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K as filed with the SEC on October 19, 2018
10.10	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011
10.13	Severance Policy, as adopted March 23, 2012 and as amended as of October 19, 2018 *	Filed within this Form 10-K
10.14	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.14 to our Form 10-K filed with the SEC on March 24, 2017
10.15	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between M. Susan Elliott and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.15 to our Form 10-K filed with the SEC on March 24, 2017
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K

* Management contract or compensatory plan.
+ Confidential treatment has been granted as to portions of this exhibit.
∞ Confidential treatment has been requested as to portions of this exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 22, 2019	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
March 22, 2019	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 22, 2019	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2019	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 22, 2019	By:	/s/	Andrew J. Calamare
Andrew J. Calamare Director
March 22, 2019	By:	/s/	Joan Carty
Joan Carty Director
March 22, 2019	By:	/s/	Eric Chatman
Eric Chatman Director
March 22, 2019	By:	/s/	Patrick E. Clancy
Patrick E. Clancy Director
March 22, 2019	By:	/s/	Stephen G. Crowe
Stephen G. Crowe Director
March 22, 2019	By:	/s/	Cornelius K. Hurley
Cornelius K. Hurley Director
March 22, 2019	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director

March 22, 2019	By:	/s/	Jay F. Malcynsky
Jay F. Malcynsky Director
March 22, 2019	By:	/s/	John W. McGeorge
John W. McGeorge Director
March 22, 2019	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 22, 2019	By:	/s/	Gregory R. Shook
Gregory R. Shook Director
March 22, 2019	By:	/s/	John F. Treanor
John F. Treanor Director
March 22, 2019	By:	/s/	Michael R. Tuttle
Michael R. Tuttle Director
March 22, 2019	By:	/s/	John C. Witherspoon
John C. Witherspoon Director
March 22, 2019	By:	/s/	Richard E. Wyman, Jr.
Richard E. Wyman, Jr. Director