Form 10-Q
period 2019-03-31
Federal Home Loan Bank of Boston
filed 2019-05-09
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of April 30, 2019
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	19,152,926

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$28,034	$10,431
Interest-bearing deposits	527,262	593,199
Securities purchased under agreements to resell	5,750,000	6,499,000
Federal funds sold	2,350,000	1,500,000
Investment securities:
Trading securities	157,570	163,038
Available-for-sale securities - includes $1,271 and $3,025 pledged as collateral at March 31, 2019, and December 31, 2018, respectively that may be repledged	5,514,995	5,849,944
Held-to-maturity securities - includes $2,085 and $3,456 pledged as collateral at March 31, 2019, and December 31, 2018, respectively that may be repledged (a)	1,243,963	1,295,023
Total investment securities	6,916,528	7,308,005
Advances	32,152,009	43,192,222
Mortgage loans held for portfolio, net of allowance for credit losses of $500 at March 31, 2019, and December 31, 2018	4,368,333	4,299,402
Accrued interest receivable	106,223	112,751
Derivative assets, net	54,997	22,403
Other assets	74,226	55,904
Total Assets	$52,327,612	$63,593,317
LIABILITIES
Deposits
Interest-bearing	$528,436	$448,247
Non-interest-bearing	26,595	26,631
Total deposits	555,031	474,878
Consolidated obligations (COs):
Bonds	24,913,714	25,912,684
Discount notes	23,585,929	33,065,822
Total consolidated obligations	48,499,643	58,978,506
Mandatorily redeemable capital stock	17,413	31,868
Accrued interest payable	134,636	112,043
Affordable Housing Program (AHP) payable	86,731	83,965
Derivative liabilities, net	12,458	255,800
Other liabilities	57,896	48,898
Total liabilities	49,363,808	59,985,958
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 18,302 shares and 25,289 shares issued and outstanding at March 31, 2019, and December 31, 2018, respectively	1,830,240	2,528,854
Retained earnings:
Unrestricted	1,090,811	1,084,342
Restricted	321,561	310,670
Total retained earnings	1,412,372	1,395,012
Accumulated other comprehensive loss	(278,808)	(316,507)
Total capital	2,963,804	3,607,359
Total Liabilities and Capital	$52,327,612	$63,593,317
_______________________________________
(a)   Fair values of held-to-maturity securities were $1,472,024 and $1,528,929 at March 31, 2019, and December 31, 2018, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Advances	$247,877	$177,450
Prepayment fees on advances, net	26,931	156
Securities purchased under agreements to resell	39,861	10,363
Federal funds sold	24,294	22,761
Investment securities:
Trading securities	1,745	2,505
Available-for-sale securities	21,291	40,778
Held-to-maturity securities	18,397	18,561
Total investment securities	41,433	61,844
Mortgage loans held for portfolio	37,369	33,025
Other	3,675	334
Total interest income	421,440	305,933
INTEREST EXPENSE
Consolidated obligations:
Bonds	154,817	119,201
Discount notes	177,939	104,980
Total consolidated obligations	332,756	224,181
Deposits	1,805	1,347
Mandatorily redeemable capital stock	307	486
Other borrowings	4	8
Total interest expense	334,872	226,022
NET INTEREST INCOME	86,568	79,911
Provision for credit losses	3	9
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	86,565	79,902
OTHER INCOME (LOSS)
Net other-than-temporary impairment losses on investment securities, credit portion	(103)	(79)
Loss on early extinguishment of debt	(9,865)	—
Service fees	2,964	2,356
Net unrealized losses on trading securities	(274)	(1,964)
Net gains on derivatives and hedging activities	548	1,140
Other	(6)	341
Total other (loss) income	(6,736)	1,794
OTHER EXPENSE
Compensation and benefits	10,619	10,743
Other operating expenses	5,791	5,882
Federal Housing Finance Agency (the FHFA)	989	930
Office of Finance	817	830
Other	1,071	2,083
Total other expense	19,287	20,468
INCOME BEFORE ASSESSMENTS	60,542	61,228
AHP assessments	6,085	6,171
NET INCOME	$54,457	$55,057

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2019	2018
Net income	$54,457	$55,057
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	34,065	(31,622)
Net noncredit portion of other-than-temporary impairment recoveries on held-to-maturity securities	6,241	7,428
Net unrealized (losses) gains relating to hedging activities	(2,593)	10,104
Pension and postretirement benefits	161	185
Total other comprehensive income (loss)	37,874	(13,905)
Comprehensive income	$92,331	$41,152

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTH ENDED MARCH 31, 2019 and 2018 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2017	22,837	$2,283,721	$1,041,033	$267,316	$1,308,349	$(326,940)	$3,265,130
Comprehensive income			44,046	11,011	55,057	(13,905)	41,152
Proceeds from sale of capital stock	4,083	408,332					408,332
Repurchase of capital stock	(3,678)	(367,871)					(367,871)
Shares reclassified to mandatorily redeemable capital stock	(3)	(291)					(291)
Cash dividends on capital stock			(27,884)		(27,884)		(27,884)
BALANCE, MARCH 31, 2018	23,239	$2,323,891	$1,057,195	$278,327	$1,335,522	$(340,845)	$3,318,568

BALANCE, DECEMBER 31, 2018	25,289	$2,528,854	$1,084,342	$310,670	$1,395,012	$(316,507)	$3,607,359
Cumulative effect of change in accounting principle			175		175	(175)	—
Comprehensive income			43,566	10,891	54,457	37,874	92,331
Proceeds from sale of capital stock	2,813	281,392					281,392
Repurchase of capital stock	(9,800)	(980,006)					(980,006)
Cash dividends on capital stock			(37,272)		(37,272)		(37,272)
BALANCE, MARCH 31, 2019	18,302	$1,830,240	$1,090,811	$321,561	$1,412,372	$(278,808)	$2,963,804

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$54,457	$55,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(174)	2,036
Provision for credit losses	3	9
Net change in derivatives and hedging activities	(279,554)	54,303
Net other-than-temporary impairment losses on investment securities, credit portion	103	79
Loss on early extinguishment of debt	9,865	—
Other adjustments	409	735
Net change in:
Market value of trading securities	274	1,964
Accrued interest receivable	6,528	351
Other assets	(3,228)	(2,159)
Accrued interest payable	22,593	10,967
Other liabilities	375	(4,600)
Total adjustments	(242,806)	63,685
Net cash (used in) provided by operating activities	(188,349)	118,742

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	49,939	(93,777)
Securities purchased under agreements to resell	749,000	2,350,000
Federal funds sold	(850,000)	(2,775,000)
Loans to other FHLBanks	—	400,000
Trading securities:
Proceeds	5,194	3,337
Purchases	—	(749,072)
Available-for-sale securities:
Proceeds	379,659	294,897
Held-to-maturity securities:
Proceeds	59,680	85,694
Advances to members:
Repaid	144,182,259	178,092,765
Originated	(133,106,358)	(178,561,964)
Mortgage loans held for portfolio:
Proceeds	84,505	98,311
Purchases	(155,055)	(124,220)
Other investing activities	(173)	657
Net cash provided by (used in) investing activities	11,398,650	(978,372)

FINANCING ACTIVITIES
Net change in deposits	79,824	51,014
Net payments on derivatives with a financing element	(4,002)	—
Net proceeds from issuance of consolidated obligations:
Discount notes	36,748,358	46,679,715

Bonds	1,548,338	2,320,993
Payments for maturing and retiring consolidated obligations:
Discount notes	(46,229,722)	(44,948,350)
Bonds	(2,585,153)	(3,491,210)
Proceeds from issuance of capital stock	281,392	408,332
Payments for repurchase of capital stock	(980,006)	(367,871)
Payments for redemption of mandatorily redeemable capital stock	(14,455)	(101)
Cash dividends paid	(37,272)	(27,884)
Net cash (used in) provided by financing activities	(11,192,698)	624,638
Net increase (decrease) in cash and due from banks	17,603	(234,992)
Cash and due from banks at beginning of the period	10,431	261,673
Cash and due from banks at end of the period	$28,034	$26,681
Supplemental disclosures:
Interest paid	$317,374	$207,991
AHP payments	$2,281	$5,163
Noncash receipt of trading securities	$—	$7,130
Noncash transfers of mortgage loans held for portfolio to other assets	$405	$471
Lease liabilities arising from obtaining right-of-use assets	$11,946	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2019. These interim financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements and accordingly should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the SEC) on March 22, 2019 (the 2018 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Summary of Significant Accounting Policies

As of March 31, 2019, we have not made any significant changes to the significant accounting policies described in Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies in the 2018 Annual Report other than described below. These changes relate to the Financial Accounting Standards Board (FASB) guidance that became effective January 1, 2019 for Targeted Improvements to Accounting for Hedging Activities as well as for Leases. See Note 3 — Recently Issued and Adopted Accounting Guidance for additional information.

Investment Securities

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivatives, or in an economic hedging relationship, are recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities. For available-for-sale securities that have been hedged under fair-value hedge designations, we record the portion of the change in the fair value of the investment related to the risk being hedged in available-for-sale interest income together with the related change in the fair value of the derivative. Prior to January 1, 2019, this amount was recorded in other income as net gains (losses) on derivatives and hedging activities. The remainder of the change in the fair value of the investment is recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities.

Advances

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

If a new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to interest income over the life of the modified advance using the level-yield method. This amortization is recorded in advance-interest income. If the modified advance is hedged, changes in fair value are recorded after the amortization of the basis adjustment in advance interest income. Prior to January 1, 2019, this amortization resulted in offsetting amounts being recorded in net interest income and net gains (losses) on derivatives and hedging activities in other income.

For prepaid advances that were hedged and meet the hedge-accounting requirements, we terminate the hedging relationship upon prepayment and record the prepayment fee net of the hedging fair-value adjustment in the basis of the advance as advance-interest income. If we fund a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, we evaluate whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria, the modified advance is marked to fair value after the modification, and subsequent fair-value changes are recorded in advance interest income. Prior to January 1, 2019, subsequent fair value changes were recorded in other income as net gains (losses) on derivatives and hedging activities.

If a new advance does not qualify as a modification of an existing advance, prepayment of the existing advance is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to advance-interest income in the statement of operations.

Derivatives

Accounting for Fair-Value and Cash-Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair-value or cash-flow hedge accounting. For cash-flow hedges, we measure effectiveness using the hypothetical derivative method, which compares the cumulative change in fair value of the actual derivative designated as the hedging instrument to the cumulative change in fair value of a hypothetical derivative having terms that identically match the critical terms of the hedged forecasted transaction.

Derivatives that are used in fair-value hedges are typically executed at the same time as the hedged items, and we designate the hedged item in a qualifying hedge relationship as of the trade date. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date. Beginning January 1, 2019 we adopted new hedge accounting guidance which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges as follows:

•
Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item.

•
Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), a component of capital, until the hedged transaction affects earnings.

Prior to January 1, 2019, for both fair-value and cash-flow hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction attributable to the hedged risk) was recorded in non-interest income as net gains (losses) on derivatives and hedging activities.

Premises, Software, Equipment and Leases

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At March 31, 2019, we included in the statement of condition $11.4 million of operating lease right-of-use assets in other assets as well as $11.9 million of operating lease liabilities in other liabilities. We have recognized operating lease costs in the other operating expense line of the statement of operations of $646,000 for the three months ended March 31, 2019.

Note 3 — Recently Issued and Adopted Accounting Guidance

Effective January 1, 2019

Inclusion of the Overnight Indexed Swap Rate based on the Secured Overnight Financing Rate (SOFR) as a Benchmark Interest Rate for Hedge Accounting Purposes. On October 25, 2018, the FASB issued amended guidance to permit use of the overnight-index swap (OIS) rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic

815. This guidance became effective for us on January 1, 2019. Upon adoption, SOFR became an eligible benchmark interest rate which we may elect to apply to future hedge relationships.

Targeted Improvements to Accounting for Hedging Activities. On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair-value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash-flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

•	Measurement of the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception;

•	Measurement of the hedged item in a partial-term fair-value hedge of interest-rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged;

•
Consideration of how changes in the benchmark interest rate alone affect a decision to settle a prepayable instrument before its scheduled maturity in calculating the change in the fair value of the hedged item attributable to interest-rate risk;

•
For a cash-flow hedge of interest-rate risk of a variable-rate financial instrument, an entity could designate as the hedged risk the variability in cash flows attributable to the contractually specified interest rate;

•
For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, an entity can designate an amount that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows (the “last-of-layer” method) into a hedging relationship; and

•	An entity can perform subsequent assessments of hedge effectiveness qualitatively in instances where initial quantitative testing is required.

We adopted this guidance effective January 1, 2019. For all cash-flow hedges existing on the date of adoption, this guidance was applied through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance was applied prospectively; prior period comparative financial information has not been reclassified to conform to current presentation. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows. See Note 2 — Summary of Significant Accounting Policies and Note 11 — Derivatives and Hedging Activities for additional information.

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance became effective for us on January 1, 2019. Upon adoption of the new guidance, we recognized right-of-use assets and lease liabilities for our operating leases of approximately $11.9 million and $12.5 million, respectively, on the statement of condition. See Note 2 — Summary of Significant Accounting Policies for additional information.

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

•
We do not expect to recognize an allowance for credit losses for short-term investments (including federal funds sold and interest-bearing deposits), securities purchased under agreements to resell, securities issued by supranational institutions, or state or local housing-finance-agency obligations; and

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

Note 4 — Trading Securities

Table 4.1 - Trading Securities by Major Security Type (dollars in thousands)

	March 31, 2019	December 31, 2018
Corporate bonds	$6,189	$6,102

Mortgage backed securities (MBS)
U.S. government-guaranteed – single-family	5,004	5,344
Government sponsored enterprise (GSEs) – single-family	123	148
GSEs – multifamily	146,254	151,444
	151,381	156,936
Total	$157,570	$163,038

Net unrealized losses on trading securities for the three months ended March 31, 2019 and 2018, amounted to $274,000 and $2.0 million, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	March 31, 2019
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$55,500	$—	$(5,152)	$50,348
Supranational institutions	425,048	—	(14,303)	410,745
U.S. government-owned corporations	307,564	—	(28,415)	279,149
GSEs	125,877	—	(8,006)	117,871
	913,989	—	(55,876)	858,113
MBS
U.S. government guaranteed – single-family	74,284	8	(2,815)	71,477
U.S. government guaranteed – multifamily	353,083	—	(5,585)	347,498
GSEs – single-family	3,456,179	567	(54,030)	3,402,716
GSEs – multifamily	836,353	101	(1,263)	835,191
	4,719,899	676	(63,693)	4,656,882
Total	$5,633,888	$676	$(119,569)	$5,514,995
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

	December 31, 2018
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$55,500	$—	$(5,899)	$49,601
Supranational institutions	419,222	—	(14,067)	405,155
U.S. government-owned corporations	297,729	—	(24,560)	273,169
GSEs	122,423	—	(6,796)	115,627
	894,874	—	(51,322)	843,552
MBS
U.S. government guaranteed – single-family	79,075	20	(3,437)	75,658
U.S. government guaranteed – multifamily	368,103	—	(6,969)	361,134
GSEs – single-family	3,649,964	681	(88,486)	3,562,159
GSEs – multifamily	1,010,886	168	(3,613)	1,007,441
	5,108,028	869	(102,505)	5,006,392
Total	$6,002,902	$869	$(153,827)	$5,849,944
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

Table 5.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	March 31, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$11,298	$(1,502)	$39,050	$(3,650)	$50,348	$(5,152)
Supranational institutions	—	—	410,745	(14,303)	410,745	(14,303)
U.S. government-owned corporations	—	—	279,149	(28,415)	279,149	(28,415)
GSEs	—	—	117,871	(8,006)	117,871	(8,006)
	11,298	(1,502)	846,815	(54,374)	858,113	(55,876)

MBS
U.S. government guaranteed – single-family	15,023	(5)	54,939	(2,810)	69,962	(2,815)
U.S. government guaranteed – multifamily	—	—	347,498	(5,585)	347,498	(5,585)
GSEs – single-family	23,220	(70)	3,279,538	(53,960)	3,302,758	(54,030)
GSEs – multifamily	575,262	(1,263)	—	—	575,262	(1,263)
	613,505	(1,338)	3,681,975	(62,355)	4,295,480	(63,693)
Total temporarily impaired	$624,803	$(2,840)	$4,528,790	$(116,729)	$5,153,593	$(119,569)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More			Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$11,118	$(1,682)	$38,483		$(4,217)	$49,601	$(5,899)
Supranational institutions	—	—	405,155		(14,067)	405,155	(14,067)
U.S. government-owned corporations	—	—	273,169		(24,560)	273,169	(24,560)
GSEs	—	—	115,627		(6,796)	115,627	(6,796)
	11,118	(1,682)	832,434		(49,640)	843,552	(51,322)
MBS
U.S. government guaranteed – single-family	—	—	57,679		(3,437)	57,679	(3,437)
U.S. government guaranteed – multifamily	—	—	361,134		(6,969)	361,134	(6,969)
GSEs – single-family	53,122	(388)	3,417,076		(88,098)	3,470,198	(88,486)
GSEs – commercial	902,850	(3,613)	—		—	902,850	(3,613)
	955,972	(4,001)	3,835,889		(98,504)	4,791,861	(102,505)
Total temporarily impaired	$967,090	$(5,683)	$4,668,323	$—	$(148,144)	$5,635,413	$(153,827)

Table 5.3 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	March 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	55,500	50,348	55,500	49,601
Due after five years through 10 years	471,961	456,717	465,248	450,102
Due after 10 years	386,528	351,048	374,126	343,849
	913,989	858,113	894,874	843,552
MBS (1)	4,719,899	4,656,882	5,108,028	5,006,392
Total	$5,633,888	$5,514,995	$6,002,902	$5,849,944
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 6 — Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	March 31, 2019
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$68	$—	$68	$—	$—	$68
HFA securities	102,860	—	102,860	6	(4,432)	98,434
	102,928	—	102,928	6	(4,432)	98,502
MBS
U.S. government guaranteed – single-family	7,892	—	7,892	148	—	8,040
GSEs – single-family	385,603	—	385,603	6,051	(785)	390,869
GSEs – multifamily	208,583	—	208,583	1,960	—	210,543
Private-label – residential	655,213	(122,896)	532,317	227,222	(1,903)	757,636
Asset-backed securities (ABS) backed by home equity loans	6,656	(16)	6,640	18	(224)	6,434
	1,263,947	(122,912)	1,141,035	235,399	(2,912)	1,373,522
Total	$1,366,875	$(122,912)	$1,243,963	$235,405	$(7,344)	$1,472,024

	December 31, 2018
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$208	$—	$208	$—	$—	$208
HFA securities	104,465	—	104,465	4	(4,612)	99,857
	104,673	—	104,673	4	(4,612)	100,065
MBS
U.S. government guaranteed – single-family	8,173	—	8,173	158	—	8,331
GSEs – single-family	412,639	—	412,639	6,861	(1,389)	418,111
GSEs – multifamily	209,786	—	209,786	1,728	—	211,514
Private-label – residential	682,124	(129,135)	552,989	234,063	(2,671)	784,381
ABS backed by home equity loans	6,781	(18)	6,763	20	(256)	6,527
	1,319,503	(129,153)	1,190,350	242,830	(4,316)	1,428,864
Total	$1,424,176	$(129,153)	$1,295,023	$242,834	$(8,928)	$1,528,929

Table 6.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	March 31, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$91,388	$(4,432)	$91,388	$(4,432)

MBS
GSEs – single-family	2,939	(6)	89,028	(779)	91,967	(785)
Private-label – residential	24,923	(232)	103,873	(3,414)	128,796	(3,646)
ABS backed by home equity loans	726	(4)	5,585	(220)	6,311	(224)
	28,588	(242)	198,486	(4,413)	227,074	(4,655)
Total	$28,588	$(242)	$289,874	$(8,845)	$318,462	$(9,087)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$6,196	$(9)	$92,822	$(4,603)	$99,018	$(4,612)

MBS
GSEs – single-family	69,377	(580)	52,237	(809)	121,614	(1,389)
Private-label – residential	24,921	(326)	109,296	(4,336)	134,217	(4,662)
ABS backed by home equity loans	759	(5)	5,641	(251)	6,400	(256)
	95,057	(911)	167,174	(5,396)	262,231	(6,307)
Total	$101,253	$(920)	$259,996	$(9,999)	$361,249	$(10,919)

Table 6.3 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	March 31, 2019			December 31, 2018
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$903	$903	$908	$1,043	$1,043	$1,047
Due after one year through five years	6,205	6,205	6,206	6,205	6,205	6,196
Due after five years through 10 years	16,865	16,865	16,736	16,865	16,865	16,639
Due after 10 years	78,955	78,955	74,652	80,560	80,560	76,183
	102,928	102,928	98,502	104,673	104,673	100,065
MBS (2)	1,263,947	1,141,035	1,373,522	1,319,503	1,190,350	1,428,864
Total	$1,366,875	$1,243,963	$1,472,024	$1,424,176	$1,295,023	$1,528,929
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at March 31, 2019. At March 31, 2019, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, and we do not consider these investments to be other-than-temporarily impaired at March 31, 2019.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. For those securities for which a credit loss was recognized during the three months ended March 31, 2019, Table 7.1 presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS.

Table 7.1 - Significant Inputs and Current Credit Enhancement for Securities with a Current Period Credit Loss (dollars in thousands)

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Private-label residential MBS - Alt-A (1)	$19,597	10.8%	19.9%	38.1%	13.8%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

Table 7.2 - Total MBS Other-than-Temporarily Impaired During the Life of the Security (dollars in thousands)

	March 31, 2019
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$23,432	$20,039	$15,874	$21,840
Private-label residential MBS – Alt-A	771,900	555,354	436,624	657,820
ABS backed by home equity loans – Subprime	149	140	124	142
Total other-than-temporarily impaired securities	$795,481	$575,533	$452,622	$679,802

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

Table 7.3 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings (dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$422,035	$452,523
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	9	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized	94	79
Reductions:
Securities matured during the period	(485)	—
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income(1)	(7,058)	(7,316)
Balance at end of period	$414,595	$445,286
_______________________

(1)	For the three months ended March 31, 2019, the amount excludes an additional $248 thousand for bonds previously paid off.

Note 8 — Advances

General Terms. At both March 31, 2019, and December 31, 2018, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent.

Table 8.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	March 31, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$491	2.89%	$12,332	2.88%
Due in one year or less	18,629,246	2.50	24,029,592	2.48
Due after one year through two years	6,291,323	2.50	11,413,640	2.55
Due after two years through three years	2,565,541	2.56	2,832,290	2.47
Due after three years through four years	1,992,672	2.52	1,648,076	2.37
Due after four years through five years	1,598,656	2.43	1,980,468	2.24
Thereafter	1,114,336	2.87	1,351,987	2.99
Total par value	32,192,265	2.51%	43,268,385	2.50%
Premiums	15,835		13,347
Discounts	(37,192)		(38,036)
Fair value of bifurcated derivatives (1)	19,954		13,051
Hedging adjustments	(38,853)		(64,525)
Total	$32,152,009		$43,192,222

_________________________

(1)	At March 31, 2019, and December 31, 2018, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

Table 8.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (1) (dollars in thousands)

	March 31, 2019	December 31, 2018
Overdrawn demand-deposit accounts	$491	$12,332
Due in one year or less	22,368,021	32,748,467
Due after one year through two years	3,791,323	3,913,640
Due after two years through three years	2,415,541	2,672,290
Due after three years through four years	1,467,872	1,261,176
Due after four years through five years	1,088,656	1,362,468
Thereafter	1,060,361	1,298,012
Total par value	$32,192,265	$43,268,385
_______________________

(1)	Also includes certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

Table 8.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

Year of Contractual Maturity or Next Put Date, Par Value	March 31, 2019	December 31, 2018
Overdrawn demand-deposit accounts	$491	$12,332
Due in one year or less	19,760,046	25,199,892
Due after one year through two years	6,485,523	11,652,840
Due after two years through three years	2,581,041	2,834,790
Due after three years through four years	1,373,872	1,367,576
Due after four years through five years	1,067,956	1,152,468
Thereafter	923,336	1,048,487
Total par value	$32,192,265	$43,268,385

Table 8.4 - Advances by Current Interest Rate Terms (dollars in thousands)

Par value of advances	March 31, 2019	December 31, 2018
Fixed-rate	$27,724,899	$33,570,278
Variable-rate	4,467,366	9,698,107
Total par value	$32,192,265	$43,268,385

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At March 31, 2019, and December 31, 2018, we had $7.3 billion and $16.4 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five and six borrowers at March 31, 2019, and December 31, 2018, representing 22.8 percent and 37.9 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

Prepayment Fees.

Table 8.5 - Advances Prepayment Fees (dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Prepayment fees received from borrowers	$26,186	$60
Hedging fair-value adjustments on prepaid advances	527	96
Net discounts associated with prepaid advances	218	—
Advance prepayment fees recognized in income, net	$26,931	$156

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

Table 9.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	March 31, 2019	December 31, 2018
Real estate
Fixed-rate 15-year single-family mortgages	$377,259	$392,128
Fixed-rate 20- and 30-year single-family mortgages	3,922,193	3,839,078
Premiums	67,708	67,671
Discounts	(1,822)	(1,800)
Deferred derivative gains, net	3,495	2,825
Total mortgage loans held for portfolio	4,368,833	4,299,902
Less: allowance for credit losses	(500)	(500)
Total mortgage loans, net of allowance for credit losses	$4,368,333	$4,299,402

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	March 31, 2019	December 31, 2018
Conventional mortgage loans	$3,976,831	$3,902,555
Government mortgage loans	322,621	328,651
Total par value	$4,299,452	$4,231,206

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

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

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

At March 31, 2019, and December 31, 2018, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to secured member credit products during the three months ended March 31, 2019, and 2018.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at March 31, 2019, and December 31, 2018. At March 31, 2019, and December 31, 2018, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2019, and December 31, 2018. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. Table 10.1 sets forth certain key credit quality indicators for our investments in mortgage loans at March 31, 2019, and December 31, 2018 (dollars in thousands):

Table 10.1 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2019
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$32,353	$12,900	$45,253
Past due 60-89 days delinquent	5,457	3,456	8,913
Past due 90 days or more delinquent	9,245	6,463	15,708
Total past due	47,055	22,819	69,874
Total current loans	4,014,197	308,147	4,322,344
Total mortgage loans	$4,061,252	$330,966	$4,392,218
Other delinquency statistics
In process of foreclosure, included above (1)	$3,384	$2,808	$6,192
Serious delinquency rate (2)	0.24%	1.95%	0.37%
Past due 90 days or more still accruing interest	$—	$6,463	$6,463
Loans on nonaccrual status (3)	$9,737	$—	$9,737
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Credit Enhancements.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

Allowance for Credit Losses on Mortgage Loans. Table 10.2 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2019 and 2018, as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2019 and 2018. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 10.2 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Allowance for credit losses
Balance, beginning of period	$500	$500
Charge-offs	(3)	(9)
Provision for credit losses	3	9
Balance, end of period	$500	$500
Ending balance, individually evaluated for impairment	$—	$—
Ending balance, collectively evaluated for impairment	$500	$500
Recorded investment, end of period (1)
Individually evaluated for impairment	$14,107	$16,540
Collectively evaluated for impairment	$4,047,145	$3,665,055
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Note 11 — Derivatives and Hedging Activities

Table 11.1 - Fair Value of Derivative Instruments (dollars in thousands)

	March 31, 2019			December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$10,453,839	$13,767	$(32,537)	$11,980,699	$12,811	$(296,324)
Forward-start interest-rate swaps	221,000	1,193	—	282,000	—	(753)
Total derivatives designated as hedging instruments	10,674,839	14,960	(32,537)	12,262,699	12,811	(297,077)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	877,800	410	(19,105)	927,800	682	(12,475)
Mortgage-delivery commitments (1)	31,583	189	(8)	50,773	339	—
Total derivatives not designated as hedging instruments	909,383	599	(19,113)	978,573	1,021	(12,475)
Total notional amount of derivatives	$11,584,222			$13,241,272
Total derivatives before netting and collateral adjustments		15,559	(51,650)		13,832	(309,552)
Netting adjustments and cash collateral, including related accrued interest (2)		39,438	39,192		8,571	53,752
Derivative assets and derivative liabilities		$54,997	$(12,458)		$22,403	$(255,800)

_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $78.8 million and $62.8 million at March 31, 2019, and December 31, 2018, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $142 thousand and $471 thousand at March 31, 2019, and December 31, 2018, respectively.

Beginning on January 1, 2019, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair-value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. For designated cash-flow hedges, the entire change in the fair value of the hedging instrument (assuming it is included in the assessment of hedge effectiveness) is reported in other comprehensive income until the hedged transaction affects earnings. At that time, this amount is reclassified from other comprehensive income and recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for both fair value and cash-flow hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction attributable to the hedged risk) was recorded in noninterest income as net gains (losses) on derivatives and hedging activities.

Table 11.2 presents the net gains (losses) on qualifying fair value and cash flow hedging relationships. Beginning on January 1, 2019, gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 11.2 - Net Gains (Losses) on Fair Value and Cash Flow Hedging Relationships (dollars in thousands)

	For the Three Months Ended March 31, 2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Other Comprehensive Income (Loss)
Total interest income (expense) in the statements of operations	$247,877	$21,291	$(154,817)
Gains (losses) on fair-value hedging relationships
Interest rate contracts
Derivatives(1)	$(8,360)	$(28,980)	$24,561	$—
Hedged items	25,228	19,115	(34,708)	—
Net gains (losses) on fair value hedging relationships	$16,868	$(9,865)	$(10,147)	$—
Gains (losses) on cash-flow hedging relationships
Interest rate contracts
Reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$(786)	$—
Recognized in other comprehensive loss	—	—	—	(3,379)

	For the Three Months Ended March 31, 2018 (2)
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Net Gains (Losses) on Derivatives and Hedging Activities	Other Comprehensive Income (Loss)
Total income (expense) in the statements of operations	$177,450	$40,778	$(119,201)	$1,140
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives(1)	$5,695	$(7,311)	$(3,017)	$36,872	$—
Hedged items	—	—	—	(35,764)	—
Net gains (losses) on fair value hedging relationships	$5,695	$(7,311)	$(3,017)	$1,108	$—
Gains (losses) on cash flow hedging relationships
Interest rate contracts
Reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$(934)	$—	$—
Recognized in income for hedge ineffectiveness	—	—	—	76	—
Recognized in other comprehensive loss for hedge effectiveness	—	—	—	—	9,166
_______________________
(1) Includes net interest settlements.
(2) Prior period amounts were not revised to conform with new hedge accounting guidance adopted January 1, 2019.

For the three months ended March 31, 2019 and 2018, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2019, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is two years.

As of March 31, 2019, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash-flow hedges expected to be reclassified to earnings during the next 12 months is $5.7 million.

Table 11.3 - Cumulative Basis Adjustments for Fair Value Hedges (dollars in thousands)

	For the Three Months Ended March 31, 2019
Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/ (Liability)(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$4,595,457	$(18,899)	$11,002	$(7,897)
Available-for-sale securities	858,489	220,604	—	220,604
Consolidated bonds	(5,250,705)	26,299	(37,694)	(11,395)
_______________________

(1)	Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 11.4 - Net Gains and Losses on Derivatives and Hedging Activities (dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Derivatives designated as hedging instruments:
Total net gains related to fair-value hedges(1)		$1,108
Total net gains related to cash-flow hedges(2)		76
Total net gains related to derivatives designated as hedging instruments		1,184

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(60)	624
Mortgage-delivery commitments	608	(518)
Total net gains related to derivatives not designated as hedging instruments	548	106

Other(3)	—	(150)

Net gains on derivatives and hedging activities	$548	$1,140
______________________

(1)	Consists of interest-rate swaps

(2)	Consists of forward-start interest-rate swaps

(3)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Termination of Derivatives and Impact on Statement of Cash Flows. During the quarter ending March 31, 2019, we terminated certain uncleared interest-rate exchange agreements with a total notional amount of $611.9 million and were indexed to 3-month LIBOR on the floating leg of the swaps. The net fair value of these derivative transactions, from our perspective, was $(251.5) million, which was transferred to the bilateral counterparty upon termination, and securities collateral that we had pledged against this obligation was returned to us. This cash payment is included in net change in derivatives and hedging activities, within the operating activities section of the statement of cash flows for the three-month period ended March 31, 2019.
Simultaneously with the termination of these derivatives, we entered into replacement interest-rate exchange agreements (the replacement derivatives) having the same notional amount of $611.9 million and which are indexed to the OIS rate based on the federal funds effective rate on the floating leg of the swaps. Upon settlement of the replacement derivatives the Bank received an initial upfront payment of $251.5 million. The replacement derivatives are cleared through a derivatives clearing organization (DCO), which called for variation margin to be delivered. Variation margin, which totaled $255.5 million at March 31, 2019, has been transferred by us to the DCO as a cash payment. Because the replacement derivatives include off-market terms and a large initial upfront payment, all payments for the replacement derivatives, which net to $4.0 million, are classified as net payments on derivative contracts with a financing element, within the financing activities section of the statement of cash flows.
Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a DCO, our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Services (Moody's) or Standard & Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position, unless the collateral delivery threshold is set to zero. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2019, was $42.7 million for which we had delivered collateral with a post-haircut value of $40.4 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 11.5 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2019.

Table 11.5 - Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2019 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$482
AA-	A+, A or A-	—
A-	below A-	9,102
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, CME Inc. and LCH Ltd. Based upon their rulebooks we characterize variation margin payments as daily settlement payments, rather than collateral. At both DCOs, initial margin is considered cash collateral. We post initial margin and exchange variation margin through a clearing member which acts as our agent to the DCO and which guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC)-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at March 31, 2019.

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

Table 11.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master-netting arrangements or similar agreements as of March 31, 2019, and December 31, 2018, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 11.6 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	March 31, 2019
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$9,109	$(7,078)	$189	$2,220	$(1,036)	$—	$1,184
Cleared	6,261	46,516		52,777	—	—	52,777
Total				$54,997			$53,961

Derivative Liabilities
Uncleared	$(50,529)	$38,079	$(8)	$(12,458)	$3,271	$5,957	$(3,230)
Cleared	(1,113)	1,113		—	—	—	—
Total				$(12,458)			$(3,230)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At March 31, 2019, we had additional net credit exposure of $380 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2018, we had additional net credit exposure of $639 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

Note 12 — Deposits

We offer demand, overnight and term deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 12.1 - Deposits (dollars in thousands)

	March 31, 2019	December 31, 2018
Interest-bearing
Demand and overnight	$524,933	$444,486
Term	1,800	800
Other	1,703	2,961
Noninterest-bearing
Other	26,595	26,631
Total deposits	$555,031	$474,878

Note 13 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 13.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2019		December 31, 2018
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$9,045,965	2.11%	$9,638,270	2.01%
Due after one year through two years	4,831,880	2.26	5,375,845	2.24
Due after two years through three years	3,862,905	2.23	3,864,560	2.17
Due after three years through four years	1,903,530	2.18	1,891,975	2.20
Due after four years through five years	1,260,450	2.52	1,338,515	2.39
Thereafter	3,963,590	3.24	3,792,150	3.25
Total par value	24,868,320	2.37%	25,901,315	2.30%
Premiums	87,118		88,434
Discounts	(15,425)		(16,133)
Hedging adjustments	(26,299)		(60,932)
	$24,913,714		$25,912,684
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Table 13.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	March 31, 2019	December 31, 2018
Noncallable and nonputable	$19,811,320	$20,419,315
Callable	5,057,000	5,482,000
Total par value	$24,868,320	$25,901,315

Table 13.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2019	December 31, 2018
Due in one year or less	$12,807,965	$13,435,270
Due after one year through two years	4,988,880	5,602,845
Due after two years through three years	2,840,905	2,802,560
Due after three years through four years	1,408,530	1,366,975
Due after four years through five years	1,088,450	1,156,515
Thereafter	1,733,590	1,537,150
Total par value	$24,868,320	$25,901,315

Table 13.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	March 31, 2019	December 31, 2018
Fixed-rate	$21,201,320	$21,216,315
Simple variable-rate	2,170,000	2,853,000
Step-up	1,497,000	1,832,000
Total par value	$24,868,320	$25,901,315

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:
Table 13.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2019	$23,585,929	$23,640,844	2.42%
December 31, 2018	$33,065,822	$33,147,065	2.37%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 14 — Affordable Housing Program

Table 14.1 - AHP Liability (dollars in thousands)

	March 31, 2019	December 31, 2018
Balance at beginning of period	$83,965	$81,600
AHP expense for the period	6,085	24,299
AHP direct grant disbursements	(2,281)	(17,729)
AHP subsidy for AHP advance disbursements	(1,038)	(4,360)
Return of previously disbursed grants and subsidies	—	155
Balance at end of period	$86,731	$83,965

Note 15 — Capital

We are subject to capital requirements under our capital plan, the FHLBank Act, FHFA regulations and guidance:

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

Table 15.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	March 31, 2019	December 31, 2018

Permanent capital
Class B capital stock	$1,830,240	$2,528,854
Mandatorily redeemable capital stock	17,413	31,868
Retained earnings	1,412,372	1,395,012
Total permanent capital	$3,260,025	$3,955,734
Risk-based capital requirement
Credit-risk capital	$282,324	$289,080
Market-risk capital	167,181	187,183
Operations-risk capital	134,851	142,879
Total risk-based capital requirement	$584,356	$619,142
Permanent capital in excess of risk-based capital requirement	$2,675,669	$3,336,592

	March 31, 2019		December 31, 2018
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$584,356	$3,260,025	$619,142	$3,955,734
Total regulatory capital	$2,093,104	$3,260,025	$2,543,733	$3,955,734
Total capital-to-asset ratio	4.0%	6.2%	4.0%	6.2%

Leverage Ratio
Leverage capital	$2,616,381	$4,890,038	$3,179,666	$5,933,601
Leverage capital-to-assets ratio	5.0%	9.3%	5.0%	9.3%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible to secure advances under the FHLBank Act (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, and 0.25 percent for outstanding letters of credit (collectively, the activity-based stock-investment requirement). Prior to January 16, 2019, the membership stock investment requirement was equal to 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act.

Note 16 — Accumulated Other Comprehensive Loss

Table 16.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2017	$(122,331)	$(158,218)	$(40,436)	$(5,955)	$(326,940)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(31,622)	—	9,166	—	(22,456)
Accretion of noncredit loss	—	7,356	—	—	7,356
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	72	—	—	72
Amortization - hedging activities (2)	—	—	938	—	938
Amortization - pension and postretirement benefits (3)	—	—	—	185	185
Other comprehensive (loss) income	(31,622)	7,428	10,104	185	(13,905)
Balance, March 31, 2018	$(153,953)	$(150,790)	$(30,332)	$(5,770)	$(340,845)

Balance, December 31, 2018	$(152,958)	$(129,154)	$(29,119)	$(5,276)	$(316,507)
Cumulative effect of change in accounting principle	—	—	(175)	—	(175)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	34,065	—	(3,379)	—	30,686
Noncredit other-than-temporary impairment losses	—	(80)	—	—	(80)
Accretion of noncredit loss	—	6,291	—	—	6,291
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	30	—	—	30
Amortization - hedging activities (4)	—	—	786	—	786
Amortization - pension and postretirement benefits (3)	—	—	—	161	161
Other comprehensive income (loss)	34,065	6,241	(2,593)	161	37,874
Balance, March 31, 2019	$(118,893)	$(122,913)	$(31,887)	$(5,115)	$(278,808)
_______________________

(1)	Recorded in net other-than-temporary impairment losses in investment securities, credit portion in the statement of operations.

(2)
Amortization of hedging activities includes $934 thousand recorded in CO bond interest expense and $4 thousand recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Recorded in CO bond interest expense.

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2018 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2019.

Table 17.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at March 31, 2019, and December 31, 2018. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain private-label MBS, certain mortgage loans, and certain other assets on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 17.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 17.1 - Fair Value Summary (dollars in thousands)

	March 31, 2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$28,034	$28,034	$28,034	$—	$—	$—
Interest-bearing deposits	527,262	527,262	527,262	—	—	—
Securities purchased under agreements to resell	5,750,000	5,750,087	—	5,750,087	—	—
Federal funds sold	2,350,000	2,350,003	—	2,350,003	—	—
Trading securities(1)	157,570	157,570	—	157,570	—	—
Available-for-sale securities(1)	5,514,995	5,514,995	—	5,464,647	50,348	—
Held-to-maturity securities	1,243,963	1,472,024	—	609,520	862,504	—
Advances	32,152,009	32,192,373	—	32,192,373	—	—
Mortgage loans, net	4,368,333	4,382,294	—	4,362,135	20,159	—
Accrued interest receivable	106,223	106,223	—	106,223	—	—
Derivative assets(1)	54,997	54,997	—	15,559	—	39,438
Other assets (1)	29,593	29,593	14,101	15,492	—	—
Liabilities:
Deposits	(555,031)	(555,016)	—	(555,016)	—	—
COs:
Bonds	(24,913,714)	(24,999,478)	—	(24,999,478)	—	—
Discount notes	(23,585,929)	(23,585,586)	—	(23,585,586)	—	—
Mandatorily redeemable capital stock	(17,413)	(17,413)	(17,413)	—	—	—
Accrued interest payable	(134,636)	(134,636)	—	(134,636)	—	—
Derivative liabilities(1)	(12,458)	(12,458)	—	(51,650)	—	39,192
Other:
Commitments to extend credit for advances	—	(3,356)	—	(3,356)	—	—
Standby letters of credit	(1,650)	(1,650)	—	(1,650)	—	—
_______________________

(1)	Carried at fair value and measured on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

	December 31, 2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$10,431	$10,431	$10,431	$—	$—	$—
Interest-bearing deposits	593,199	593,199	593,199	—	—	—
Securities purchased under agreements to resell	6,499,000	6,499,078	—	6,499,078	—	—
Federal funds sold	1,500,000	1,500,002	—	1,500,002	—	—
Trading securities(1)	163,038	163,038	—	163,038	—	—
Available-for-sale securities(1)	5,849,944	5,849,944	—	5,800,343	49,601	—
Held-to-maturity securities	1,295,023	1,528,929	—	638,164	890,765	—
Advances	43,192,222	43,167,700	—	43,167,700	—	—
Mortgage loans, net	4,299,402	4,238,087	—	4,217,487	20,600	—
Accrued interest receivable	112,751	112,751	—	112,751	—	—
Derivative assets(1)	22,403	22,403	—	13,832	—	8,571
Other assets(1)	25,059	25,059	9,988	15,071	—	—
Liabilities:
Deposits	(474,878)	(474,848)	—	(474,848)	—	—
COs:
Bonds	(25,912,684)	(25,843,163)	—	(25,843,163)	—	—
Discount notes	(33,065,822)	(33,062,585)	—	(33,062,585)	—	—
Mandatorily redeemable capital stock	(31,868)	(31,868)	(31,868)	—	—	—
Accrued interest payable	(112,043)	(112,043)	—	(112,043)	—	—
Derivative liabilities(1)	(255,800)	(255,800)	—	(309,552)	—	53,752
Other:
Commitments to extend credit for advances	—	(4,164)	—	(4,164)	—	—
Standby letters of credit	(1,257)	(1,257)	—	(1,257)	—	—

_______________________

(1)	Carried at fair value and measured on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 17.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis (dollars in thousands)

	March 31, 2019
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$6,189	$—	$—	$6,189
U.S. government-guaranteed – single-family MBS	—	5,004	—	—	5,004
GSEs – single-family MBS	—	123	—	—	123
GSEs – multifamily MBS	—	146,254	—	—	146,254
Total trading securities	—	157,570	—	—	157,570
Available-for-sale securities:
State or local HFA securities	—	—	50,348	—	50,348
Supranational institutions	—	410,745	—	—	410,745
U.S. government-owned corporations	—	279,149	—	—	279,149
GSEs	—	117,871	—	—	117,871
U.S. government guaranteed – single-family MBS	—	71,477	—	—	71,477
U.S. government guaranteed – multifamily MBS	—	347,498	—	—	347,498
GSEs – single-family MBS	—	3,402,716	—	—	3,402,716
GSEs – multifamily MBS	—	835,191	—	—	835,191
Total available-for-sale securities	—	5,464,647	50,348	—	5,514,995
Derivative assets:
Interest-rate-exchange agreements	—	15,370	—	39,438	54,808
Mortgage delivery commitments	—	189	—	—	189
Total derivative assets	—	15,559	—	39,438	54,997
Other assets	14,101	15,492	—	—	29,593
Total assets carried at fair value on a recurring basis	$14,101	$5,653,268	$50,348	$39,438	$5,757,155
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$3,325	$—	$3,325
Mortgage loans held for portfolio	—	—	80	—	80
REO	—	—	7	—	7
Total assets carried at fair value on a nonrecurring basis	—	—	3,412	—	3,412
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(51,642)	$—	$39,192	$(12,450)
Mortgage delivery commitments	—	(8)	—	—	(8)
Total liabilities carried at fair value on a recurring basis	$—	$(51,650)	$—	$39,192	$(12,458)
_______________________

(1)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

(2)
We measure certain held-to-maturity investment securities, mortgage loans held for portfolio, and real estate owned property (REO) at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security). The fair values presented are as of the date the fair value adjustment was recorded.

	December 31, 2018
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$6,102	$—	$—	$6,102
U.S. government-guaranteed – single-family MBS	—	5,344	—	—	5,344
GSEs – single-family MBS	—	148	—	—	148
GSEs – multifamily MBS	—	151,444	—	—	151,444
Total trading securities	—	163,038	—	—	163,038
Available-for-sale securities:
State or local HFA securities	—	—	49,601	—	49,601
Supranational institutions	—	405,155	—	—	405,155
U.S. government-owned corporations	—	273,169	—	—	273,169
GSEs	—	115,627	—	—	115,627
U.S. government guaranteed – single-family MBS	—	75,658	—	—	75,658
U.S. government guaranteed – multifamily MBS	—	361,134	—	—	361,134
GSEs – single-family MBS	—	3,562,159	—	—	3,562,159
GSEs – multifamily MBS	—	1,007,441	—	—	1,007,441
Total available-for-sale securities	—	5,800,343	49,601	—	5,849,944
Derivative assets:
Interest-rate-exchange agreements	—	13,493	—	8,571	22,064
Mortgage delivery commitments	—	339	—	—	339
Total derivative assets	—	13,832	—	8,571	22,403
Other assets	9,988	15,071	—	—	25,059
Total assets carried at fair value on a recurring basis	$9,988	$5,992,284	$49,601	$8,571	$6,060,444
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,668	$—	$1,668
Mortgage loans held for portfolio	—	—	1,144	—	1,144
REO	—	—	361	—	361
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,173	$—	$3,173
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(309,552)	$—	$53,752	$(255,800)
Total liabilities carried at fair value on a recurring basis	$—	$(309,552)	$—	$53,752	$(255,800)
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

Table 17.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019 and 2018.

Table 17.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$49,601	$37,683
Unrealized gains (losses) included in other comprehensive income	747	(188)
Balance at end of period	$50,348	$37,495

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2019, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2019, and December 31, 2018. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $962.4 billion and $972.6 billion at March 31, 2019, and December 31, 2018, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 18.1 - Off-Balance Sheet Commitments (dollars in thousands)

	March 31, 2019			December 31, 2018
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$7,926,627	$267,158	$8,193,785	$6,028,851	$226,438	$6,255,289
Commitments for unused lines of credit - advances (2)	1,191,718	—	1,191,718	1,177,377	—	1,177,377
Commitments to make additional advances	22,860	56,344	79,204	159,401	59,894	219,295
Commitments to invest in mortgage loans	31,583	—	31,583	50,773	—	50,773
Unsettled CO bonds, at par	45,000	—	45,000	105,400	—	105,400
Unsettled CO discount notes, at par	250,000	—	250,000	600,000	—	600,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At March 31, 2019, and December 31, 2018, these amounts totaled $129.7 million and $32.6 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $675 thousand at December 31, 2018.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. The terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.6 million and $1.3 million at March 31, 2019, and December 31, 2018, respectively.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We have pledged securities as collateral, related to derivatives. See Note 11 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features.

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

Note 19 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at any time during the period.
Table 19.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2019
Citizens Bank, N.A.	$133,381	7.2%	$2,506,053	7.8%	$1,754	3.0%

As of December 31, 2018
Citizens Bank, N.A.	$339,003	13.2%	$7,656,146	17.7%	$5,005	8.3%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

Table 19.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	For the Three Months Ended March 31,
Citizens Bank, N.A.	2019	2018
Interest income on advances	$39,113	$26,892
Fees on letters of credit	1,878	1,097

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 19.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2019	$85,678	4.6%	$1,703,833	5.3%	$3,409	5.8%
As of December 31, 2018	113,337	4.4	2,147,602	5.0	3,576	6.0

Note 20 — Subsequent Events

On April 18, 2019, the board of directors declared a cash dividend at an annualized rate of 6.22 percent based on capital stock balances outstanding during the first quarter of 2019. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $32.0 million and was paid on May 2, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2018 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report along with the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•
the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, changes in benchmark interest rates, including but not limited to the potential cessation of the LIBOR benchmark rate and development of the alternative rate SOFR, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in the general economy, including changes resulting from changes in U.S. fiscal policy or ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments; the condition of the capital markets on our COs;

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2018 Annual Report.

EXECUTIVE SUMMARY

For the three months ended March 31, 2019, net income decreased to $54.5 million, from $55.1 million for the three months ended March 31, 2018, primarily due to a loss on early extinguishment of debt of $9.9 million which followed the prepayment of certain advances earlier in the quarter, partially offset by an increase of $6.7 million in net interest income after provision for credit losses, and a $1.7 million decline in net unrealized losses on trading securities. The $6.7 million increase in net interest income after provision for credit losses which was driven by a $26.8 million increase in advances prepayment fee income. Our return on average equity was 6.94 percent for three months ended March 31, 2019, compared with 6.65 percent for the three months ended March 31, 2018, an increase of 29 basis points. Although advances balances dropped $11.0 billion to $32.2 billion during the period, our financial condition continued to strengthen with retained earnings of $1.4 billion at March 31, 2019, a surplus of $712.4 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of March 31, 2019. On April 18, 2019, our board of directors declared a cash dividend that was equivalent to an annual yield of 6.22 percent, the approximate daily average three-month LIBOR yield for the first quarter of 2019 plus 350 basis points.

Net Interest Margin

For the three months ended March 31, 2019, net interest margin was 0.59 percent, an increase of seven basis points from the three months ended March 31, 2018. The increase in net interest margin reflects the impact of prepayment fees on advances discussed above, partially offset by the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities as long-term interest rates dropped. The increase in net interest margin was also partially attributable to the impact of higher short-term interest rates on earning assets, as discussed under — Economic Conditions — Interest-Rate Environment, which are partially funded by non-interest-bearing capital.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $32.2 billion at March 31, 2019, compared to $43.2 billion at December 31, 2018. The decrease in advances was primarily concentrated in variable-rate advances and short-term fixed-rate advances.

Accretable yields from investments in private-label MBS

For both the three months ended March 31, 2019 and 2018, we recognized $7.3 million in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2018 Annual Report.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $661.9 million at March 31, 2019. Other-than-temporary impairment credit losses were $103 thousand for the three months ended March 31, 2019.

Regulatory Developments

The FHFA has issued regulations and regulatory guidance during the quarter as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment
The labor market continued to strengthen in the first quarter of 2019. The national unemployment rate in March 2019 stood at 3.8 percent, a 0.2 percent decrease from March 2018. Jobs gains were strong at an average of 180,000 jobs per month during the quarter. The New England region also continued to see improvements in the labor market. The February 2019 unemployment rate for the six New England states as a whole was 3.2 percent, the lowest level since March 2001, and a 0.5 percent decrease from February 2018.
Interest-Rate Environment
On May 1, 2019, the Federal Open Market Committee (FOMC) maintained the target range for the federal funds rate at 2.25 percent to 2.50 percent. The FOMC stated that it views sustained economic expansion, strong labor market conditions, and inflation near the FOMC’s 2.0 percent objective to be the most likely scenario going forward. The FOMC further stated that in light of global economic and financial developments and muted inflationary pressures, the FOMC will be patient in determining future adjustments to the federal funds rate. While short-term interest rates have moved up in line with the federal funds rate, long-term interest rates have increased less, resulting in a flattening yield curve which became inverted between certain points. The 10-year/3-month Treasury spread fell from over 100 basis points at March 31, 2018 and 32 basis points at December 31, 2018 to three basis points at March 31, 2019. These trends caused prepayment expectations for fixed-rate residential mortgages to increase during the quarter ending March 31, 2019.
Table 1 - Key Interest Rates

	Three Month Average		Ending Rate
	March 31, 2019	March 31, 2018	March 31, 2019	December 31, 2018
Federal funds effective rate	2.40%	1.45%	2.43%	2.40%
3-month LIBOR	2.69%	1.93%	2.60%	2.81%
3-month U.S. Treasury yield	2.42%	1.57%	2.38%	2.37%
2-year U.S. Treasury yield	2.49%	2.15%	2.26%	2.49%
5-year U.S. Treasury yield	2.47%	2.53%	2.23%	2.51%
10-year U.S. Treasury yield	2.65%	2.76%	2.41%	2.69%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2018, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data (dollars in thousands)

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Statement of Condition
Total assets	$52,327,612	$63,593,317	$64,693,803	$63,676,080	$60,958,111
Investments(1)	15,543,790	15,900,204	19,321,695	18,045,099	18,730,532
Advances	32,152,009	43,192,222	40,927,639	41,311,480	37,987,775
Mortgage loans held for portfolio, net(2)	4,368,333	4,299,402	4,192,425	4,077,414	4,026,998
Deposits and other borrowings	555,031	474,878	484,761	551,940	527,832
Consolidated obligations:
Bonds	24,913,714	25,912,684	26,741,036	27,853,975	27,125,212
Discount notes	23,585,929	33,065,822	33,431,980	31,259,182	29,467,314
Total consolidated obligations	48,499,643	58,978,506	60,173,016	59,113,157	56,592,526
Mandatorily redeemable capital stock	17,413	31,868	31,868	31,868	36,113
Class B capital stock outstanding-putable(3)	1,830,240	2,528,854	2,476,876	2,480,110	2,323,891
Unrestricted retained earnings	1,090,811	1,084,342	1,084,538	1,067,943	1,057,195
Restricted retained earnings	321,561	310,670	301,928	288,994	278,327
Total retained earnings	1,412,372	1,395,012	1,386,466	1,356,937	1,335,522
Accumulated other comprehensive loss	(278,808)	(316,507)	(343,013)	(344,590)	(340,845)
Total capital	2,963,804	3,607,359	3,520,329	3,492,457	3,318,568
Results of Operations
Net interest income after provision for credit losses	$86,565	$76,021	$77,460	$78,761	$79,902
Net impairment losses on held-to-maturity securities recognized in earnings	(103)	(125)	(71)	(257)	(79)
Litigation settlements	—	—	12,769	—	—
Other (loss) income, net	(6,633)	2,328	2,410	1,978	1,873
Other expense	19,287	29,604	20,658	21,172	20,468
AHP assessments	6,085	4,912	7,238	5,978	6,171
Net income	$54,457	$43,708	$64,672	$53,332	$55,057
Other Information
Dividends declared	$37,272	$35,162	$35,143	$31,917	$27,884
Dividend payout ratio	68.44%	80.45%	54.34%	59.85%	50.65%
Weighted-average dividend rate(4)	6.17	5.87	5.87	5.46	4.99
Return on average equity(5)	6.94	5.04	7.56	6.30	6.65
Return on average assets	0.37	0.28	0.42	0.34	0.36
Net interest margin(6)	0.59	0.49	0.50	0.51	0.52
Average equity to average assets	5.33	5.56	5.55	5.44	5.41
Total regulatory capital ratio(7)	6.23	6.22	6.02	6.08	6.06
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $500,000 for each of the quarters ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018.

(3)	Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions.

(4)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(5)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(6)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(7)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 15 — Capital.

RESULTS OF OPERATIONS

Net Income

Net income decreased to $54.5 million for the three months ended March 31, 2019, from $55.1 million for the same period in 2018. The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the three months ended March 31, 2019, was $86.6 million, compared with $79.9 million for the same period in 2018. The $6.7 million increase in net interest income after provision for credit losses was mainly a result of an increase in prepayment fees on advances from $156 thousand in the quarter ending March 31, 2018 to $26.9 million for the same period in 2019, and the impact of higher short-term interest rates. This increase was partially offset by higher premium amortization on U.S. Agency mortgage-backed securities resulting from a significant drop in mortgage rates during the first quarter of 2019, as well as a $2.4 billion decrease in average earning assets. The decrease in average earning assets primarily consisted of a $2.6 billion decrease in average advances and a $1.8 billion decrease in average mortgage-backed securities, partially offset by a $1.8 billion increase in average short-term investments, and a $319.5 million increase in average mortgage loans. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.44 percent for the three months ended March 31, 2019, a two basis point increase from the same period in 2018, and net interest margin was 0.59 percent, a seven basis point increase from 2018. The increase in net interest spread reflects an 87 basis point increase in the average yield on earning assets and a 85 basis point increase in the average yield on interest-bearing liabilities. The increases in both net interest spread and net interest margin reflect the impact of the prepayment fees on advances discussed above, partially offset by the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities. The increase in net interest margin was also partially attributable to the impact of higher short-term interest rates on earning assets, which are partially funded by non-interest-bearing capital.

Table 3 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$36,753,839	$274,808	3.03%	$39,346,131	$177,606	1.83%
Securities purchased under agreements to resell	6,572,134	39,861	2.46	3,027,333	10,363	1.39
Federal funds sold	4,054,722	24,294	2.43	6,295,756	22,761	1.47
Investment securities(2)	7,159,745	41,433	2.35	9,087,136	61,844	2.76
Mortgage loans	4,341,656	37,369	3.49	4,022,113	33,025	3.33
Other earning assets	602,819	3,675	2.47	109,263	334	1.24
Total interest-earning assets	59,484,915	421,440	2.87	61,887,732	305,933	2.00
Other non-interest-earning assets	278,563			262,860
Fair-value adjustments on investment securities	(67,260)			(79,528)
Total assets	$59,696,218	$421,440	2.86%	$62,071,064	$305,933	2.00%
Liabilities and capital
Consolidated obligations
Discount notes	$29,503,580	$177,939	2.45%	$29,825,914	$104,980	1.43%
Bonds	25,855,281	154,817	2.43	27,731,428	119,201	1.74
Deposits	490,098	1,805	1.49	500,115	1,347	1.09
Mandatorily redeemable capital stock	20,017	307	6.22	36,133	486	5.46
Other borrowings	671	4	2.42	2,222	8	1.46
Total interest-bearing liabilities	55,869,647	334,872	2.43	58,095,812	226,022	1.58
Other non-interest-bearing liabilities	645,976			619,699
Total capital	3,180,595			3,355,553
Total liabilities and capital	$59,696,218	$334,872	2.28%	$62,071,064	$226,022	1.48%
Net interest income		$86,568			$79,911
Net interest spread			0.44%			0.42%
Net interest margin			0.59%			0.52%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three months ended March 31, 2019 and 2018. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2019 vs. 2018
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(12,401)	$109,603	$97,202
Securities purchased under agreements to resell	17,779	11,719	29,498
Federal funds sold	(9,973)	11,506	1,533
Investment securities	(11,966)	(8,445)	(20,411)
Mortgage loans	2,702	1,642	4,344
Other earning assets	2,738	603	3,341
Total interest income	(11,121)	126,628	115,507
Interest expense
Consolidated obligations
Discount notes	(1,147)	74,106	72,959
Bonds	(8,530)	44,146	35,616
Deposits	(27)	485	458
Mandatorily redeemable capital stock	(240)	61	(179)
Other borrowings	(7)	3	(4)
Total interest expense	(9,951)	118,801	108,850
Change in net interest income	$(1,170)	$7,827	$6,657

Average Balance of Advances Outstanding

The average balance of total advances decreased $2.6 billion, or 6.6 percent, for the three months ended March 31, 2019, compared with the same period in 2018. The decrease in advances was primarily in long-term and short-term fixed-rate advances. We cannot predict whether this trend will continue.

For the three months ended March 31, 2019 and 2018, net prepayment fees on advances were $26.9 million and $156 thousand, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $1.8 billion, or 19.1 percent, for the three months ended March 31, 2019, compared with the same period in 2018. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 1.47 percent during the three months ended March 31, 2018 to 2.43 percent during the three months ended March 31, 2019, while average yields on securities purchased under agreements to resell increased from 1.39 percent for the three months ended March 31, 2018 to 2.46 percent for the three months ended March 31, 2019. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the three months ended March 31, 2019, the average balances of securities purchased under agreements to resell increased $3.5 billion and federal funds sold decreased $2.2 billion, respectively, in comparison to the same period in 2018.

Average investment-securities balances decreased $1.9 billion, or 21.2 percent for the three months ended March 31, 2019, compared with the same period in 2018, a decrease consisting primarily of $1.8 billion in MBS.

Average Balance of COs

Average CO balances decreased $2.2 billion, or 3.8 percent, for the three months ended March 31, 2019, compared with the same period in 2018, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This overall decrease consisted of a decrease of $1.9 billion in CO bonds and a decrease of $322.3 million in CO discount notes.

The average balance of CO discount notes represented approximately 53.3 percent of total average COs during the quarter ended March 31, 2019, compared with 51.8 percent of total average COs during the three months ended March 31, 2018. The average balance of CO bonds represented 46.7 percent and 48.2 percent of total average COs outstanding during the three months ended March 31, 2019 and 2018, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, and debt instruments that qualify for hedge accounting. Beginning January 1, 2019, the fair value gains and losses of derivatives and hedged items designated in fair-value hedge relationships are also recognized as interest income or interest expense. Prior to January 1, 2019, the portion of fair value gains and losses of derivatives and hedged items representing hedge ineffectiveness were recorded in non-interest income. We enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and achieve our risk-management objectives. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy.

Table 5 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Three Months Ended March 31, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(445)	$—	$(96)	$(75)	$(616)
Gains (losses) on designated fair-value hedges	1,061	(4,074)	—	(992)	(4,005)
Net interest settlements on derivatives(2)	16,252	(5,791)	—	(9,080)	1,381
Total effect on net interest income	16,868	(9,865)	(96)	(10,147)	(3,240)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(30)	(30)	—	—	(60)
Mortgage delivery commitments	—	—	608	—	608
Net (losses) gains on derivatives and hedging activities	(30)	(30)	608	—	548

Subtotal	16,838	(9,895)	512	(10,147)	(2,692)

Net losses on trading securities(3)	—	(387)	—	—	(387)
Total net effect of derivatives and hedging activities	$16,838	$(10,282)	$512	$(10,147)	$(3,079)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

Table 5 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Three Months Ended March 31, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities(1)	$(453)	$—	$(139)	$272	$—	$(320)
Net interest settlements included(2)	5,695	(7,311)	—	(3,017)	—	(4,633)
Total net interest income	5,242	(7,311)	(139)	(2,745)	—	(4,953)

Net (losses) gains on derivatives and hedging activities
Gains on fair-value hedges	22	423	—	663	—	1,108
Gains on cash-flow hedges	—	—	—	76	—	76
(Losses) gains on derivatives not receiving hedge accounting	(15)	639	—	—	—	624
Mortgage delivery commitments	—	—	(518)	—	—	(518)
Price alignment amount(3)	—	—	—	—	(150)	(150)
Net gains (losses) on derivatives and hedging activities	7	1,062	(518)	739	(150)	1,140

Subtotal	5,249	(6,249)	(657)	(2,006)	(150)	(3,813)

Net losses on trading securities(4)	—	(1,964)	—	—	—	(1,964)
Total net effect of derivatives and hedging activities	$5,249	$(8,213)	$(657)	$(2,006)	$(150)	$(5,777)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

FINANCIAL CONDITION

Advances

At March 31, 2019, the advances portfolio totaled $32.2 billion, a decrease of $11.0 billion compared with $43.2 billion at December 31, 2018.

Table 6 - Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2019		December 31, 2018
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$11,307,258	35.1%	$15,325,612	35.4%
Long-term	13,078,904	40.6	13,415,001	31.0
Overnight	1,505,877	4.7	3,075,277	7.1
Putable	930,500	2.9	791,700	1.9
Amortizing	869,760	2.7	920,088	2.1
All other fixed-rate advances	32,600	0.1	42,600	0.1
	27,724,899	86.1	33,570,278	77.6

Variable-rate advances
Simple variable (1)	3,938,775	12.3	8,908,875	20.6
Putable	488,000	1.5	733,300	1.7
All other variable-rate indexed advances	40,591	0.1	55,932	0.1
	4,467,366	13.9	9,698,107	22.4
Total par value	$32,192,265	100.0%	$43,268,385	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to Financial Statements — Note 8 — Advances for disclosures relating to redemption terms of the advances portfolio.

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

Table 7 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	As of March 31, 2019
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	259	$27,884,284	$95,845,082	343.7%
Category-2	11	344,050	774,830	225.2
Category-3	20	469,520	672,248	143.2
Insurance companies	19	3,494,411	4,249,831	121.6
Total	309	$32,192,265	$101,541,991	315.4%

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

The Bank may adjust the credit status category of a member from time to time based on the financial reviews and other conditions of the members. The Bank requires Category-3 members (as well as all non-depository members) to deliver collateral to the Bank or its custodian, and all securities collateral is delivered, regardless of a member's Category.

We have not recorded any allowance for credit losses on advances at March 31, 2019, and December 31, 2018, for the reasons discussed in Item 1 — Notes to Financial Statements — Note 10 — Allowance for Credit Losses.

Table 8 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	March 31, 2019
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2019
Citizens Bank, N.A.	$2,506,053	7.8%	2.79%	$39,113
People's United Bank, N.A.	1,559,421	4.8	2.59	12,091
Berkshire Bank	1,120,152	3.5	2.58	7,856
Mass Mutual Life Insurance Company	1,100,000	3.4	2.34	6,468
The Washington Trust Company	1,056,129	3.3	2.68	6,764
Total of top five advance-borrowing institutions	$7,341,755	22.8%		$72,292
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2019, investment securities and short-term money-market instruments totaled $15.5 billion, a decrease from $15.9 billion at December 31, 2018.

Short-term money-market investments increased $35.1 million to $8.6 billion at March 31, 2019, compared with December 31, 2018. The increase was attributable to an $850.0 million increase in federal funds sold offset by a $749.0 million decrease in securities purchased under agreements to resell, and a $65.9 million decrease in interest bearing deposits.

Investment securities declined $391.5 million to $6.9 billion at March 31, 2019, compared with December 31, 2018. The decrease was attributable to a decline of $404.4 million in MBS.

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

Table 9 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	As of March 31, 2019
	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$172	$527,090	$—	$—	$—
Securities purchased under agreements to resell	—	500,000	3,750,000	1,500,000	—	—
Federal funds sold	—	300,000	2,050,000	—	—	—
Total money-market instruments	—	800,172	6,327,090	1,500,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	68	—	—	—	—
Corporate bonds	—	—	—	—	—	6,189
U.S. government-owned corporations	—	279,149	—	—	—	—
GSEs	—	117,871	—	—	—	—
Supranational institutions	410,745	—	—	—	—	—
HFA securities	37,379	58,544	21,315	35,970	—	—
Total non-MBS	448,124	455,632	21,315	35,970	—	6,189

MBS:
U.S. government guaranteed - single-family (2)	—	84,373	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	347,498	—	—	—	—
GSE – single-family (2)	—	3,788,442	—	—	—	—
GSE – multifamily (2)	—	1,190,028	—	—	—	—
Private-label – residential	4,995	20,091	14,378	18,871	419,472	54,510
ABS backed by home-equity loans	251	—	4,193	1,885	311	—
Total MBS	5,246	5,430,432	18,571	20,756	419,783	54,510

Total investment securities	453,370	5,886,064	39,886	56,726	419,783	60,699

Total investments	$453,370	$6,686,236	$6,366,976	$1,556,726	$419,783	$60,699
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2019. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

Table 10 - Unsecured Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	March 31, 2019	December 31, 2018
Federal funds sold	$2,350,000	$1,500,000
Supranational institutions	410,745	405,155
Interest bearing deposits	527,262	593,199
U.S. government-owned corporations	279,149	273,169
GSEs	117,871	115,627
U.S. agency obligations	68	208

Private-Label MBS

Table 11 provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of March 31, 2019, reflect the percentage of subordinated class outstanding balances as of March 31, 2019, to our senior class outstanding balances as of March 31, 2019, weighted by the par value of our respective senior class securities. Average current credit enhancements as of March 31, 2019, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 11 - Private-Label Residential MBS and Home Equity ABS (dollars in thousands)

March 31, 2019
Par value by credit rating
Triple-A	$5,246
Double-A	20,091
Single-A	19,913
Triple-B	20,756
Below Investment Grade
Double-B	12,569
Single-B	21,505
Triple-C	382,202
Double-C	267,142
Single-C	4,781
Single-D	47,462
Unrated	80,167
Total par value	$881,834

Amortized cost	$661,869
Gross unrealized gains	106,071
Gross unrealized losses	(3,870)
Fair value	$764,070

Weighted average percentage of fair value to par value	86.65%
Original weighted average credit support	27.79
Weighted average credit support	7.65
Weighted average collateral delinquency (1)	17.01
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2018 Annual Report.

As of March 31, 2019, our mortgage loan investment portfolio totaled $4.4 billion, an increase of $68.9 million from December 31, 2018. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2018 Annual Report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 12.

Table 12 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2019	December 31, 2018

Massachusetts	57%	57%
Connecticut	10	10
Maine	10	10
New Hampshire	5	5
Wisconsin	5	5
All others	13	13
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 13 - Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2019	December 31, 2018
Total par value of government loans past due 90 days or more and still accruing interest	$6,240	$6,433
Nonaccrual loans, par value	9,645	7,960
Troubled debt restructurings (not included above)	7,113	7,199

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of March 31, 2019, we were the beneficiary of PMI coverage of $140.7 million on $542.6 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

At March 31, 2019, and December 31, 2018, deposits totaled $555.0 million and $474.9 million, respectively.

Table 14 - Term Deposits Greater Than $100,000 (dollars in thousands)

	March 31, 2019		December 31, 2018
Term deposits by maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$1,000	2.19%	$—	—%
Over three months through six months	800	2.34	—	—
Over six months through 12 months	—	—	800	2.34
Greater than 12 months	—	—	—	—
Total par value	$1,800	2.26%	$800	2.34%

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $55.0 million and $22.4 million as of March 31, 2019, and December 31, 2018, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $12.5 million and $255.8 million as of March 31, 2019, and December 31, 2018, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2019, and December 31, 2018. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 15 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2019		December 31, 2018
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,603,354	$5,285	$5,343,804	$5,773
	Swaps	Economic	767,800	(20,079)	769,800	(13,144)
Total associated with advances			5,371,154	(14,794)	6,113,604	(7,371)
Available-for-sale securities	Swaps	Fair value	611,915	2,929	611,915	(228,905)
Trading securities	Swaps	Economic	110,000	(188)	158,000	(487)
COs	Swaps	Fair value	5,238,570	(35,084)	6,024,980	(54,791)
	Forward starting swaps	Cash Flow	221,000	1,193	282,000	(753)
Total associated with COs			5,459,570	(33,891)	6,306,980	(55,544)
Total			11,552,639	(45,944)	13,190,499	(292,307)
Mortgage delivery commitments			31,583	181	50,773	339
Total derivatives			$11,584,222	(45,763)	$13,241,272	(291,968)
Accrued interest				9,672		(3,752)
Cash collateral, including related accrued interest				78,630		62,323
Net derivatives				$42,539		$(233,397)
Derivative asset				$54,997		$22,403
Derivative liability				(12,458)		(255,800)
Net derivatives				$42,539		$(233,397)
 _______________________

(1)
As of March 31, 2019 and 2018, embedded derivatives separated from the advance contract with notional amounts of $767.8 million and $769.8 million, respectively, and fair values of $20.0 million and $13.1 million, respectively, are not included in the table.

(2)
The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or the OIS rate based on the federal funds effective rate. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivative hedging specific or nonspecific assets, liabilities, or firm commitments that do not qualify or were not designated for fair-value or cash-flow hedge accounting but are acceptable hedging strategies under our risk-management policy.

Tables 16 and 17 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $9.8 billion, representing 85.0 percent of all derivatives outstanding as of March 31, 2019. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 16 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	As of March 31, 2019
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,467,686	$9,638	$1,467,686	$(9,420)	1.58%	2.71%	1.37%	2.92%
Due after one year through two years	1,250,453	15,370	1,250,453	(15,169)	1.96	2.69	1.62	3.03
Due after two years through three years	946,315	7,085	946,315	(7,096)	2.38	2.65	1.99	3.04
Due after three years through four years	575,950	3,183	575,950	(3,135)	1.97	2.69	1.66	3.00
Due after four years through five years	127,200	(865)	127,200	846	2.51	2.69	2.14	3.06
Thereafter	235,750	4,927	235,750	(4,879)	1.89	2.66	1.25	3.30
Total	$4,603,354	$39,338	$4,603,354	$(38,853)	1.94%	2.68%	1.62%	3.00%
_______________________

(1)	Not included in the fair value is $34.1 million of variation margin paid for daily settled contracts.

(2)	Included in the advances hedged amount are $728.7 million of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)
The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2019.

Table 17 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	As of March 31, 2019
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,236,685	$(3,467)	$1,236,685	$3,329	1.58%	1.64%	2.57%	2.51%
Due after one year through two years	1,113,365	(2,878)	1,113,365	2,737	2.08	2.11	2.51	2.48
Due after two years through three years	1,664,445	(8,423)	1,664,445	8,132	1.81	1.82	2.55	2.54
Due after three years through four years	527,220	(3,037)	527,220	2,843	2.03	2.03	2.53	2.53
Due after four years through five years	175,000	(1,909)	175,000	1,855	1.84	1.84	2.53	2.53
Thereafter	521,855	(7,607)	521,855	7,268	2.25	1.93	2.55	2.87
Total	$5,238,570	$(27,321)	$5,238,570	$26,164	1.88%	1.87%	2.54%	2.55%
_______________________

(1)	Not included in the fair value is $7.8 million of variation margin paid for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $2.9 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2019.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in Table 18 below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty.

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

Table 18 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	As of March 31, 2019
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$214,500	$122	$—	$—	$122
Cleared derivatives	6,631,749	5,148	47,629	—	52,777

Liability positions with credit exposure:
Uncleared derivatives
Double-A	$157,000	$(2,511)	$2,724	$—	$213
Single-A	1,747,800	(17,056)	11,759	6,216	919
Triple-B	166,000	(1,997)	—	2,118	121
Total derivative positions with nonmember counterparties to which we had credit exposure	8,917,049	(16,294)	62,112	8,334	54,152

Mortgage delivery commitments (2)	31,583	189	—	—	189
Total	$8,948,632	$(16,105)	$62,112	$8,334	$54,341

Derivative positions without credit exposure: (3)
Single-A	$2,244,800
Triple-B	390,790
Total derivative positions without credit exposure	$2,635,590
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

For information on our approach to the credit risks arising from our use of derivatives, see Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2018 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations of the 2018 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

We may not be able to predict future trends in member credit needs because they are driven by complex interactions among a number of factors, including members' asset growth or reductions, deposit growth or reductions, and the attractiveness of advances compared to other wholesale borrowing alternatives. We regularly monitor current trends and anticipate future debt issuance needs and maintain a portfolio of highly liquid assets in an effort to be prepared to fund our members' credit needs and our investment opportunities. We are able to expand our CO debt issuance in response to our members' increased credit needs for advances and to increase our acquisitions of mortgage loans. Alternatively, in response to reduced member credit needs, we may allow our COs to mature without replacement, transfer debt to another FHLBank, or repurchase and retire outstanding COs, allowing our balance sheet to shrink.

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, as well as cash and investment holdings that are primarily high-quality, short-, and intermediate-term financial instruments.

During the three months ended March 31, 2019, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. Our short-term funding was generally driven by member demand and was achieved primarily through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors continue to view our short-term debt as an asset of choice, which has led to consistently low funding costs compared to those of other high-quality issuers and increased utilization of debt maturing in one year or less.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the quarter ended March 31, 2019.

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

Liquidity Management Action Triggers. We maintain a liquidity management action trigger pertaining to net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the quarter end March 31, 2019.

Table 19 - Projected Net Cash Flow (dollars in thousands)

As of March 31, 2019
21 Days
Uses of funds
Interest payable	$38,242
Maturing liabilities	7,389,651
Committed asset settlements	15,031
Capital outflow	137,846
MPF delivery commitments	31,583
Other	1,000
Gross uses of funds	7,613,353

Sources of funds
Interest receivable	97,118
Maturing or projected amortization of assets	14,398,769
Committed liability settlements	292,844
Cash and due from banks and interest bearing deposits	554,983
Other	2,018
Gross sources of funds	15,345,732

Projected net cash flow	$7,732,379

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

We complied with this regulatory requirement at all times during the quarter ended March 31, 2019. As of March 31, 2019 and December 31, 2018, we held a surplus of $11.9 billion and $17.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO issuance.

Table 20 - Contingency Liquidity (dollars in thousands)

As of March 31, 2019
5 Business Days
Cumulative uses of funds
Interest payable	$18,246
Maturing liabilities	2,935,376
Committed asset settlements	13,220
Drawdown of standby letters of credit	238,191
Gross uses of funds	3,205,033

Cumulative sources of funds
Interest receivable	64,439
Maturing or amortizing advances	2,955,700
Committed liability settlements	292,844
Other	2,018
Gross sources of funds	3,315,001

Plus: sources of contingency liquidity
Marketable securities	1,250,037
Self-liquidating assets	6,850,031
Cash and due from banks and interest bearing deposits	554,983
Marketable securities available for repo	3,126,304
Total sources of contingency liquidity	11,781,355

Net contingency liquidity	$11,891,323

Base Case Liquidity Requirement. On August 23, 2018, the FHFA issued new guidance on liquidity, Advisory Bulletin 2018-07 (Liquidity Guidance AB), which communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. The Liquidity Guidance AB, which outlines a phased-in compliance approach, rescinded 2009 liquidity guidance issued by the FHFA. Contemporaneously with the issuance of the Liquidity Guidance AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity. For additional information, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments in the 2018 Annual Report.

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

With respect to base case liquidity, the FHFA revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets and rollover of maturing and called advances for all members except very large, highly rated members due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBanks will be required to hold positive cash flow while rolling over maturing advances to all members and assuming no access to capital markets for an increased period of between 10 and 30 calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to SLOC, the guidance states that FHLBanks should maintain a liquidity reserve of between one percent and 20 percent of its outstanding SLOC commitments, as specified in the supervisory letter.

We were in compliance with these additional liquidity requirements at all times during the three months ended March 31, 2019.

Balance Sheet Funding Gap Policy. We may use a portion of the short-term COs issued to fund assets with longer terms, including longer-term floating-rate assets. Funding longer-term floating-rate assets with shorter-term liabilities generally does not expose us to significant interest rate risk because the interest rates on both the floating-rate assets and liabilities typically reset similarly (either through rate resets or re-issuance of the obligations). However, deviations in the cost of our short-term liabilities relative to resetting assets can cause fluctuations in our net interest margin.

Additionally, the Bank is exposed to refinancing risk due to the fact that over certain time horizons, it has more liabilities than assets maturing. In order to manage the Bank’s refinancing risk, we maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected mortgage-related prepayment activity. We measure this difference, or gap, as a percentage of total assets under two different measurement horizons - three months and one year. In conformity with the provisions of Advisory Bulletin 2018-07, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 21 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average March 31, 2019	Three-Month Average December 31, 2018

3-month Funding Gap	15%	13%	9.8%	10.6%

1-year Funding Gap	30%	25%	9.4%	12.9%
_______________________

(1)
The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period. Compliance with Limits and Management Action Triggers are evaluated against the rolling 3-month average of the month end gaps.

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

Debt Financing — Consolidated Obligations

At March 31, 2019, and December 31, 2018, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $48.5 billion and $59.0 billion, respectively. CO bonds outstanding for which we are primarily liable at March 31, 2019, and December 31, 2018, include issued callable bonds totaling $5.1 billion and $5.5 billion, respectively.

CO discount notes comprised 48.6 percent and 56.1 percent of the outstanding COs for which we are primarily liable at March 31, 2019, and December 31, 2018, respectively, but accounted for 96.0 percent and 95.3 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2019 and 2018, respectively.

Market Conditions for Consolidated Obligations

Overall, we continued to experience steady demand for COs among investors and our issuance costs during the period covered by this report were consistent with those of recent quarters, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. In the first quarter of 2019, COs continued to be issued at yields that were generally at or below equivalent-maturity U.S. dollar LIBOR interest rate swap yields for debt maturing in less than five years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the first quarter of 2019, CO yields continued generally to move with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies, including the flattening yield curve, is a potentially important factor that could shape investor demand for debt, including COs, in 2019. Moreover, potential increases in U.S. Treasury security issuance in response to the fiscal policy implications of the Tax Cut and Jobs Act of 2017 or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at March 31, 2019, was $3.0 billion compared with $3.6 billion at year-end 2018.

Capital stock decreased by $698.6 million during the quarter ended March 31, 2019, resulting from capital stock repurchases of $980.0 million offset by the issuance of $281.4 million of capital stock to support new advances borrowings by members. The decrease in capital stock was primarily attributable to the decrease in advances and reduction in membership stock investment requirement.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2019, as discussed in Item 1 — Notes to Financial Statements — Note 15 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2018 Annual Report.

Table 22 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	March 31, 2019	December 31, 2018
Past redemption date (1)	$3,916	$4,076
Due in one year or less	13,200	27,379
Due after one year through two years	—	—
Due after two years through three years	—	—
Due after three years through four years	277	363
Due after four years through five years	10	40
Thereafter (2)	10	10
Total	$17,413	$31,868
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

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 26, 2019, the Director of the FHFA notified us that, based on December 31, 2018 financial information, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.2 percent at March 31, 2019.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2019, this internal minimum capital requirement equaled $2.6 billion, which was satisfied by our actual regulatory capital of $3.3 billion.

Minimum Retained Earnings Target

At March 31, 2019, we had total retained earnings of $1.4 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

For information on limitations on dividends, including limitations when we are under our minimum retained earnings target, see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2018 Annual Report.

Reduction of Membership Stock Investment Requirement

Effective January 16, 2019, the membership stock investment requirement (MSIR) was reduced from 0.35 percent to 0.20 percent of the value of certain member assets eligible to secure advances, subject to a minimum balance of $10,000 and a maximum balance of $10.0 million. We reduced our MSIR in an effort to gain efficiency in our capital structure, as we currently exceed internal and regulatory minimum capital requirements.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2018 Annual Report as well as below.

Table 23 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2019	$424,526	$1,285,261	$1,709,807	$1,847,653	$137,846
December 31, 2018	755,723	1,716,251	2,471,996	2,560,722	88,726
_______________________

(1)	Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

As discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2018 Annual Report, we currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated capital needs, although continued repurchases remain at our sole discretion.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•	commitments that obligate us for additional advances;

•	standby letters of credit;

•	commitments for unused lines-of-credit advances; and

•	unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements — Note 20 — Commitments and Contingencies in the 2018 Annual Report.

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

We have identified three accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, and accounting for deferred premiums and discounts on prepayable assets. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2018 Annual Report.

As of March 31, 2019, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Significant regulatory actions for the period covered by this report, and not otherwise included in our 2018 Annual Report, are summarized below.

Interim Final Rule on Margin and Capital Requirements for Covered Swap Entities. On March 19, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the FHFA (collectively, the Agencies) jointly adopted interim final rules (the Interim Rule) amending the Agencies’ regulations that established minimum margin and capital requirements (the Margin Rules) for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Covered Swap Entities) under the jurisdiction of one of the Agencies. The Interim Rule was adopted to assist Covered Swap Entities and their counterparties upon the expected withdrawal, currently delayed until October 31, 2019, of the United Kingdom (UK) from the European Union (EU), commonly referred to as “Brexit.” If the UK withdraws from the EU without a negotiated agreement between the UK and the EU, Covered Swap Entities located within the UK may not be authorized to continue providing certain financial services to swap counterparties that are located in the EU. The Interim Rule would permit Covered Swap Entities located within the UK to transfer their non-cleared swap portfolios to affiliates or other related entities located within the EU or the United States without subjecting legacy swaps (those swaps entered into before the compliance date of the Margin Rules) to the margin requirements of the Margin Rules, provided that the transfer is made within a year of a non-negotiated Brexit and there are no other amendments to the transactions.

We have UK-based non-cleared swap counterparties that may choose to transfer their non-cleared swap portfolios, including any such swaps with us, to a related entity in the EU or the United States. If any of our legacy non-cleared swaps are transferred in accordance with the Interim Rule, those swaps will retain legacy status under the Margin Rules.

On April 1, 2019, the Commodity Futures Trading Commission (CFTC) adopted its own version of the Interim Rule, which is substantially similar to the Agencies’ Interim Rule, but which applies to Covered Swap Entities that are not subject to the jurisdiction of one of the Agencies. Comments on the Interim Rule were due April 18, 2019 and are due on the CFTC’s version of the Interim Rule on May 31, 2019. We do not expect the Interim Rule (or the CFTC's version of the Interim Rule) to materially affect our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2018 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2019, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $15.3 billion, compared with $14.9 billion at December 31, 2018);

•
the use of derivatives and/or COs with embedded call options to hedge the interest-rate risk of our debt (at March 31, 2019, fixed-rate callable debt not hedged by interest-rate swaps amounted to $2.2 billion compared with $2.1 billion at December 31, 2018);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $5.2 billion, or 21.0 percent of our total outstanding CO bonds at March 31, 2019, compared with $6.0 billion, or 23.2 percent of total outstanding CO bonds, at December 31, 2018);

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2018 Annual Report.

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

We maintain limits and management action triggers in connection with some of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2018 Annual Report.

Table 24 - Interest Rate / Market-Rate Risk Metrics

Interest/Market-Rate Risk Metric	March 31, 2019	December 31, 2018	Target, Limit or Management Action Trigger
MVE	$3.2 billion	$3.9 billion	None
MVE/BVE	107%	107%	None
MVE/Par Stock	172%	152%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	6.0%	6.1%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$167.2 million	$187.2 million	Maintain below $275.0 million (management action trigger) and $350.0 million (limit)
Duration of Equity	-1.05 years	-0.32 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(8.2)%	(5.9)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	-0.76 months	-0.23 months	None

Value at Risk. The table below presents the historical simulation VaR estimate as of March 31, 2019, and December 31, 2018, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 6-month time horizon that is measured monthly beginning with the most current month-end and going back to 1992.

Table 25 - Value-at-Risk (dollars in millions)

	Value-at-Risk (Gain) Loss Exposure (1)
	March 31, 2019		December 31, 2018
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	(0.04)%	$(1.3)	0.16%	$6.4
75%	0.87	27.7	1.08	41.9
95%	2.75	87.5	3.25	126.4
99%	5.25	167.2	4.81	187.2
_______________________

(1)
To be consistent with FHFA guidance, we have excluded VaR stress scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)	Loss exposure is expressed as a percentage of base MVE.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. Beginning in 2017, changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential, additional other-than-temporary impairment charges. Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on three-month LIBOR over a 12-month horizon in a variety of assumed interest-rate shock scenarios. The results of this analysis for March 31, 2019, showed that in the base case our RORC was 183 basis points over three-month LIBOR, and in the worst case fell 90 basis points to 93 basis points over three-month LIBOR in the down 300 basis point scenario. For December 31, 2018, the results of this analysis showed that in the base case our RORC was 203 basis points over three-month LIBOR, and in the worst case fell 117 basis points to 86 basis points over three-month LIBOR in the down 300 basis point scenario. In both the first quarter of 2019 and throughout 2018, our RORC spread to three-month LIBOR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in millions).

Table 26 - Market and Interest-Rate Risk Metrics (dollars in millions)

	March 31, 2019
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,979	$2,922	$3,095	$3,183	$3,174	$3,122	$3,056
Percent change in MVE from base	(6.4)%	(8.2)%	(2.8)%	—%	(0.3)%	(1.9)%	(4.0)%
MVE/BVE	100%	98%	104%	107%	106%	105%	103%
MVE/Par Stock	161%	158%	168%	172%	172%	169%	165%
Duration of Equity	+0.52 years	-2.78 years	-4.57 years	-1.05 years	+1.15 years	+1.89 years	+2.37 years
Return on Regulatory Capital less 3-month LIBOR	0.93%	1.13%	1.59%	1.83%	1.91%	1.72%	1.48%
Net income percent change from base	(78.46)%	(62.46)%	(28.68)%	—%	25.09%	43.68%	61.16%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2018
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,628	$3,661	$3,829	$3,891	$3,869	$3,819	$3,755
Percent change in MVE from base	(6.8)%	(5.9)%	(1.6)%	—%	(0.6)%	(1.9)%	(3.5)%
MVE/BVE	100%	101%	105%	107%	106%	105%	103%
MVE/Par Stock	142%	143%	150%	152%	151%	149%	147%
Duration of Equity	- 0.61 years	-5.50 years	-3.03 years	-0.32 years	+1.05 years	+1.50 years	+1.90 years
Return on Regulatory Capital less 3-month LIBOR	0.86%	1.01%	1.67%	2.03%	2.13%	2.10%	2.01%
Net income percent change from base	(82.41)%	(64.03)%	(29.11)%	—%	23.63%	44.57%	64.22%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of March 31, 2019. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2018 Annual Report.

We continue our private-label MBS litigation against the following entities and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Credit Suisse (USA), Inc.; Nomura Holding America, Inc.; and RBS Holdings USA Inc. In addition, we continue a related complaint against Moody’s Investors Service, Inc. and Moody’s Corporation.

On March 16, 2019, Moody’s Investors Service, Inc., and Moody’s Corporation provided notice of their intent to appeal to the New York Supreme Court Appellate Division the recent New York Supreme Court order denying, in part, their motion to dismiss our claims against them.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2018 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference
3.2	Bylaws of the Federal Home Loan Bank of Boston	Filed within this Form 10-Q
10.3	The Federal Home Loan Bank of Boston 2019 Executive Incentive Plan * +	Exhibit 10.3.4 to our 2018 Form 10-K filed with the SEC on March 22, 2019
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
* Management contract or compensatory plan.
+ Confidential treatment has been granted as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 9, 2019	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 9, 2019	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer