Form 10-Q
period 2019-06-30
Federal Home Loan Bank of Boston
filed 2019-08-08
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-51402
––––––––––––––––––––––––––––––––––––––––––––––––––––––––––
FEDERAL HOME LOAN BANK OF BOSTON
(Exact name of registrant as specified in its charter)

Federally chartered corporation			04-6002575
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification number)

800 Boylston Street,	Boston	MA	02199
(Address of principal executive offices)			(Zip code)
(617) 292-9600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of July 31, 2019
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	17,988,176

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$28,739	$10,431
Interest-bearing deposits	1,146,961	593,199
Securities purchased under agreements to resell	5,000,000	6,499,000
Federal funds sold	250,000	1,500,000
Investment securities:
Trading securities	1,097,963	163,038
Available-for-sale securities - includes $3,025 pledged as collateral at December 31, 2018, that may be repledged	5,281,570	5,849,944
Held-to-maturity securities - includes $695 and $3,456 pledged as collateral at June 30, 2019, and December 31, 2018, respectively that may be repledged (a)	1,186,937	1,295,023
Total investment securities	7,566,470	7,308,005
Advances	37,096,797	43,192,222
Mortgage loans held for portfolio, net of allowance for credit losses of $500 at June 30, 2019, and December 31, 2018	4,421,028	4,299,402
Accrued interest receivable	117,793	112,751
Derivative assets, net	67,761	22,403
Other assets	83,983	55,904
Total Assets	$55,779,532	$63,593,317
LIABILITIES
Deposits
Interest-bearing	$561,887	$448,247
Non-interest-bearing	32,961	26,631
Total deposits	594,848	474,878
Consolidated obligations (COs):
Bonds	25,292,490	25,912,684
Discount notes	26,424,978	33,065,822
Total consolidated obligations	51,717,468	58,978,506
Mandatorily redeemable capital stock	17,107	31,868
Accrued interest payable	119,293	112,043
Affordable Housing Program (AHP) payable	85,991	83,965
Derivative liabilities, net	11,714	255,800
Other liabilities	58,895	48,898
Total liabilities	52,605,316	59,985,958
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 19,953 shares and 25,289 shares issued and outstanding at June 30, 2019, and December 31, 2018, respectively	1,995,252	2,528,854
Retained earnings:
Unrestricted	1,087,641	1,084,342
Restricted	328,685	310,670
Total retained earnings	1,416,326	1,395,012
Accumulated other comprehensive loss	(237,362)	(316,507)
Total capital	3,174,216	3,607,359
Total Liabilities and Capital	$55,779,532	$63,593,317
_______________________________________
(a)   Fair values of held-to-maturity securities were $1,409,594 and $1,528,929 at June 30, 2019, and December 31, 2018, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Advances	$223,869	$213,920	$471,746	$391,370
Prepayment fees on advances, net	3,806	7	30,737	163
Securities purchased under agreements to resell	36,210	13,266	76,071	23,629
Federal funds sold	13,261	29,036	37,555	51,797
Investment securities:
Trading securities	2,502	2,508	4,247	5,013
Available-for-sale securities	21,655	37,221	42,946	77,999
Held-to-maturity securities	17,494	19,536	35,891	38,097
Total investment securities	41,651	59,265	83,084	121,109
Mortgage loans held for portfolio	37,587	33,782	74,956	66,807
Other	5,408	814	9,083	1,148
Total interest income	361,792	350,090	783,232	656,023
INTEREST EXPENSE
Consolidated obligations:
Bonds	150,715	136,556	305,532	255,757
Discount notes	151,253	133,361	329,192	238,341
Total consolidated obligations	301,968	269,917	634,724	494,098
Deposits	1,809	916	3,614	2,263
Mandatorily redeemable capital stock	259	469	566	955
Other borrowings	23	30	27	38
Total interest expense	304,059	271,332	638,931	497,354
NET INTEREST INCOME	57,733	78,758	144,301	158,669
Provision for (reduction of) credit losses	12	(3)	15	6
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	57,721	78,761	144,286	158,663
OTHER INCOME (LOSS)
Net other-than-temporary impairment losses on investment securities, credit portion	(314)	(257)	(417)	(336)
Loss on early extinguishment of debt	—	—	(9,865)	—
Service fees	3,329	2,463	6,293	4,819
Net unrealized gains (losses) on trading securities	1,328	(1,024)	1,054	(2,988)
Net (losses) gains on derivatives and hedging activities	(962)	458	(414)	1,598
Other	294	81	288	422
Total other income (loss)	3,675	1,721	(3,061)	3,515
OTHER EXPENSE
Compensation and benefits	9,568	10,033	20,187	20,776
Other operating expenses	6,745	6,292	12,536	12,174
Federal Housing Finance Agency (the FHFA)	989	831	1,978	1,761
Office of Finance	800	797	1,617	1,627
Other	3,687	3,219	4,758	5,302
Total other expense	21,789	21,172	41,076	41,640
INCOME BEFORE ASSESSMENTS	39,607	59,310	100,149	120,538
AHP assessments	3,987	5,978	10,072	12,149
NET INCOME	$35,620	$53,332	$90,077	$108,389

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$35,620	$53,332	$90,077	$108,389
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	36,293	(13,968)	70,358	(45,590)
Net noncredit portion of other-than-temporary impairment recoveries on held-to-maturity securities	6,275	7,594	12,516	15,022
Net unrealized (losses) gains relating to hedging activities	(1,312)	3,599	(3,905)	13,703
Pension and postretirement benefits	190	(970)	351	(785)
Total other comprehensive income (loss)	41,446	(3,745)	79,320	(17,650)
Comprehensive income	$77,066	$49,587	$169,397	$90,739

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, MARCH 31, 2018	23,239	$2,323,891	$1,057,195	$278,327	$1,335,522	$(340,845)	$3,318,568
Comprehensive income			42,665	10,667	53,332	(3,745)	49,587
Proceeds from sale of capital stock	4,676	467,579					467,579
Repurchase of capital stock	(3,114)	(311,360)					(311,360)
Cash dividends on capital stock			(31,917)		(31,917)		(31,917)
BALANCE, JUNE 30, 2018	24,801	$2,480,110	$1,067,943	$288,994	$1,356,937	$(344,590)	$3,492,457

BALANCE, MARCH 31, 2019	18,302	$1,830,240	$1,090,811	$321,561	$1,412,372	$(278,808)	$2,963,804
Comprehensive income			28,496	7,124	35,620	41,446	77,066
Proceeds from sale of capital stock	5,552	555,112					555,112
Repurchase of capital stock	(3,901)	(390,100)					(390,100)
Cash dividends on capital stock			(31,666)		(31,666)		(31,666)
BALANCE, JUNE 30, 2019	19,953	$1,995,252	$1,087,641	$328,685	$1,416,326	$(237,362)	$3,174,216

BALANCE, DECEMBER 31, 2017	22,837	$2,283,721	$1,041,033	$267,316	$1,308,349	$(326,940)	$3,265,130
Comprehensive income			86,711	21,678	108,389	(17,650)	90,739
Proceeds from sale of capital stock	8,759	875,911					875,911
Repurchase of capital stock	(6,792)	(679,231)					(679,231)
Shares reclassified to mandatorily redeemable capital stock	(3)	(291)					(291)
Cash dividends on capital stock			(59,801)		(59,801)		(59,801)
BALANCE, JUNE 30, 2018	24,801	$2,480,110	$1,067,943	$288,994	$1,356,937	$(344,590)	$3,492,457

BALANCE, DECEMBER 31, 2018	25,289	$2,528,854	$1,084,342	$310,670	$1,395,012	$(316,507)	$3,607,359
Cumulative effect of change in accounting principle			175		175	(175)	—
Comprehensive income			72,062	18,015	90,077	79,320	169,397
Proceeds from sale of capital stock	8,365	836,504					836,504
Repurchase of capital stock	(13,701)	(1,370,106)					(1,370,106)
Cash dividends on capital stock			(68,938)		(68,938)		(68,938)
BALANCE, JUNE 30, 2019	19,953	$1,995,252	$1,087,641	$328,685	$1,416,326	$(237,362)	$3,174,216

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$90,077	$108,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,892	(1,632)
Provision for credit losses	15	6
Net change in derivatives and hedging activities	(298,252)	68,059
Net other-than-temporary impairment losses on investment securities, credit portion	417	336
Loss on early extinguishment of debt	9,865	—
Other adjustments	2,288	2,395
Net change in:
Market value of trading securities	(1,054)	2,988
Accrued interest receivable	(5,042)	(10,123)
Other assets	(4,406)	(2,550)
Accrued interest payable	7,250	16,831
Other liabilities	676	(1,509)
Total adjustments	(280,351)	74,801
Net cash (used in) provided by operating activities	(190,274)	183,190

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(590,233)	(220,623)
Securities purchased under agreements to resell	1,499,000	2,350,000
Federal funds sold	1,250,000	(3,160,000)
Loans to other FHLBanks	—	400,000
Trading securities:
Proceeds	67,576	762,424
Purchases	(1,001,467)	(749,072)
Available-for-sale securities:
Proceeds	924,182	616,956
Purchases	(267,797)	—
Held-to-maturity securities:
Proceeds	132,174	180,692
Advances to members:
Repaid	268,055,560	342,766,341
Originated	(261,863,678)	(346,562,802)
Mortgage loans held for portfolio:
Proceeds	200,205	200,748
Purchases	(325,607)	(279,350)
Other investing activities	(25)	1,638
Net cash provided by (used in) investing activities	8,079,890	(3,693,048)

FINANCING ACTIVITIES
Net change in deposits	119,900	75,961
Net payments on derivatives with a financing element	(38,540)	—
Net proceeds from issuance of consolidated obligations:

Discount notes	74,857,450	98,706,575
Bonds	5,182,056	6,537,266
Payments for maturing and retiring consolidated obligations:
Discount notes	(81,505,625)	(95,189,122)
Bonds	(5,869,248)	(6,967,720)
Proceeds from issuance of capital stock	836,504	875,911
Payments for repurchase of capital stock	(1,370,106)	(679,231)
Payments for redemption of mandatorily redeemable capital stock	(14,761)	(4,346)
Cash dividends paid	(68,938)	(59,804)
Net cash (used in) provided by financing activities	(7,871,308)	3,295,490
Net increase (decrease) in cash and due from banks	18,308	(214,368)
Cash and due from banks at beginning of the period	10,431	261,673
Cash and due from banks at end of the period	$28,739	$47,305
Supplemental disclosures:
Interest paid	$637,183	$471,049
AHP payments	$6,454	$10,308
Noncash receipt of trading securities	$—	$7,130
Noncash transfers of mortgage loans held for portfolio to other assets	$606	$1,046
Lease liabilities arising from obtaining right-of-use assets	$11,946	$—

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

Note 2 — Summary of Significant Accounting Policies

As of June 30, 2019, we have not made any significant changes to the significant accounting policies described in Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies in the 2018 Annual Report other than described below. These changes relate to the Financial Accounting Standards Board (FASB) guidance that became effective January 1, 2019 for Targeted Improvements to Accounting for Hedging Activities as well as for Leases. See Note 3 — Recently Issued and Adopted Accounting Guidance for additional information.

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

Derivatives that are used in fair-value hedges are typically executed at the same time as the hedged items, and we designate the hedged item in a qualifying hedge relationship as of the trade date. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date. Beginning January 1, 2019, we adopted new hedge accounting guidance which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges as follows:

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At June 30, 2019, we included in the statement of condition $10.8 million of operating lease right-of-use assets in other assets as well as $11.3 million of operating lease liabilities in other liabilities. We have recognized operating lease costs in the other operating expense line of the statement of operations of $646,000 and $1.3 million for the three and six months ended June 30, 2019.

Note 3 — Recently Issued and Adopted Accounting Guidance

Effective January 1, 2019

Inclusion of the Overnight Indexed Swap Rate Based on the Secured Overnight Financing Rate (SOFR) as a Benchmark Interest Rate for Hedge Accounting Purposes. On October 25, 2018, the FASB issued amended guidance to permit use of the overnight-index swap (OIS) rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. This guidance became effective for us on January 1, 2019. Upon adoption, SOFR became an eligible benchmark interest rate which we may elect to apply to future hedge relationships.

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

We adopted this guidance effective January 1, 2019. For all cash-flow hedges existing on the date of adoption, this guidance was applied through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance were applied prospectively; prior period comparative financial information has not been reclassified to conform to current presentation. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows. See Note 2 — Summary of Significant Accounting Policies and Note 11 — Derivatives and Hedging Activities for additional information.

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

Note 4 — Trading Securities

Table 4.1 - Trading Securities by Major Security Type (dollars in thousands)

	June 30, 2019	December 31, 2018
Corporate bonds	$6,208	$6,102
U.S. Treasury obligations	1,003,118	—
	1,009,326	6,102

Mortgage backed securities (MBS)
U.S. government-guaranteed – single-family	4,701	5,344
Government sponsored enterprise (GSEs) – single-family	107	148
GSEs – multifamily	83,829	151,444
	88,637	156,936
Total	$1,097,963	$163,038

Net unrealized gains or losses on trading securities for the six months ended June 30, 2019 and 2018, amounted to net gains of $1.1 million and net losses of $3.0 million, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	June 30, 2019
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State or local housing-finance-agency obligations (HFA securities)	$55,500	$—	$(3,940)	$51,560
Supranational institutions	434,918	—	(15,733)	419,185
U.S. government-owned corporations	322,295	—	(32,237)	290,058
GSEs	131,096	—	(9,199)	121,897
	943,809	—	(61,109)	882,700
MBS
U.S. government guaranteed – single-family	68,392	7	(1,841)	66,558
U.S. government guaranteed – multifamily	339,951	—	(2,501)	337,450
GSEs – single-family	3,181,514	4,011	(20,522)	3,165,003
GSEs – multifamily	830,504	545	(1,190)	829,859
	4,420,361	4,563	(26,054)	4,398,870
Total	$5,364,170	$4,563	$(87,163)	$5,281,570
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

Table 5.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	June 30, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$11,552	$(1,248)	$40,008	$(2,692)	$51,560	$(3,940)
Supranational institutions	—	—	419,185	(15,733)	419,185	(15,733)
U.S. government-owned corporations	—	—	290,058	(32,237)	290,058	(32,237)
GSEs	—	—	121,897	(9,199)	121,897	(9,199)
	11,552	(1,248)	871,148	(59,861)	882,700	(61,109)

MBS
U.S. government guaranteed – single-family	13,578	(1)	51,504	(1,840)	65,082	(1,841)
U.S. government guaranteed – multifamily	—	—	337,450	(2,501)	337,450	(2,501)
GSEs – single-family	22,012	(44)	2,287,693	(20,478)	2,309,705	(20,522)
GSEs – multifamily	661,092	(1,190)	—	—	661,092	(1,190)
	696,682	(1,235)	2,676,647	(24,819)	3,373,329	(26,054)
Total temporarily impaired	$708,234	$(2,483)	$3,547,795	$(84,680)	$4,256,029	$(87,163)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$11,118	$(1,682)	$38,483	$(4,217)	$49,601	$(5,899)
Supranational institutions	—	—	405,155	(14,067)	405,155	(14,067)
U.S. government-owned corporations	—	—	273,169	(24,560)	273,169	(24,560)
GSEs	—	—	115,627	(6,796)	115,627	(6,796)
	11,118	(1,682)	832,434	(49,640)	843,552	(51,322)
MBS
U.S. government guaranteed – single-family	—	—	57,679	(3,437)	57,679	(3,437)
U.S. government guaranteed – multifamily	—	—	361,134	(6,969)	361,134	(6,969)
GSEs – single-family	53,122	(388)	3,417,076	(88,098)	3,470,198	(88,486)
GSEs – multifamily	902,850	(3,613)	—	—	902,850	(3,613)
	955,972	(4,001)	3,835,889	(98,504)	4,791,861	(102,505)
Total temporarily impaired	$967,090	$(5,683)	$4,668,323	$(148,144)	$5,635,413	$(153,827)

Table 5.3 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	June 30, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,600	$7,457	$—	$—
Due after one year through five years	47,900	44,104	55,500	49,601
Due after five years through 10 years	483,205	466,369	465,248	450,102
Due after 10 years	405,104	364,770	374,126	343,849
	943,809	882,700	894,874	843,552
MBS (1)	4,420,361	4,398,870	5,108,028	5,006,392
Total	$5,364,170	$5,281,570	$6,002,902	$5,849,944
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 6 — Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	June 30, 2019
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$101,005	$—	$101,005	$4	$(4,608)	$96,401

MBS
U.S. government guaranteed – single-family	7,609	—	7,609	148	—	7,757
GSEs – single-family	358,498	—	358,498	6,406	(313)	364,591
GSEs – multifamily	207,120	—	207,120	2,123	—	209,243
Private-label – residential	622,943	(116,622)	506,321	220,673	(1,559)	725,435
Asset-backed securities (ABS) backed by home equity loans	6,399	(15)	6,384	16	(233)	6,167
	1,202,569	(116,637)	1,085,932	229,366	(2,105)	1,313,193
Total	$1,303,574	$(116,637)	$1,186,937	$229,370	$(6,713)	$1,409,594

	December 31, 2018
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$208	$—	$208	$—	$—	$208
HFA securities	104,465	—	104,465	4	(4,612)	99,857
	104,673	—	104,673	4	(4,612)	100,065
MBS
U.S. government guaranteed – single-family	8,173	—	8,173	158	—	8,331
GSEs – single-family	412,639	—	412,639	6,861	(1,389)	418,111
GSEs – multifamily	209,786	—	209,786	1,728	—	211,514
Private-label – residential	682,124	(129,135)	552,989	234,063	(2,671)	784,381
ABS backed by home equity loans	6,781	(18)	6,763	20	(256)	6,527
	1,319,503	(129,153)	1,190,350	242,830	(4,316)	1,428,864
Total	$1,424,176	$(129,153)	$1,295,023	$242,834	$(8,928)	$1,528,929

Table 6.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	June 30, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$6,197	$(7)	$89,364	$(4,601)	$95,561	$(4,608)

MBS
GSEs – single-family	892	(8)	46,957	(305)	47,849	(313)
Private-label – residential	23,828	(341)	89,794	(2,785)	113,622	(3,126)
ABS backed by home equity loans	670	(5)	5,375	(228)	6,045	(233)
	25,390	(354)	142,126	(3,318)	167,516	(3,672)
Total	$31,587	$(361)	$231,490	$(7,919)	$263,077	$(8,280)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$6,196	$(9)	$92,822	$(4,603)	$99,018	$(4,612)

MBS
GSEs – single-family	69,377	(580)	52,237	(809)	121,614	(1,389)
Private-label – residential	24,921	(326)	109,296	(4,336)	134,217	(4,662)
ABS backed by home equity loans	759	(5)	5,641	(251)	6,400	(256)
	95,057	(911)	167,174	(5,396)	262,231	(6,307)
Total	$101,253	$(920)	$259,996	$(9,999)	$361,249	$(10,919)

Table 6.3 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	June 30, 2019			December 31, 2018
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$835	$835	$839	$1,043	$1,043	$1,047
Due after one year through five years	6,205	6,205	6,197	6,205	6,205	6,196
Due after five years through 10 years	16,145	16,145	15,982	16,865	16,865	16,639
Due after 10 years	77,820	77,820	73,383	80,560	80,560	76,183
	101,005	101,005	96,401	104,673	104,673	100,065
MBS (2)	1,202,569	1,085,932	1,313,193	1,319,503	1,190,350	1,428,864
Total	$1,303,574	$1,186,937	$1,409,594	$1,424,176	$1,295,023	$1,528,929
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at June 30, 2019. At June 30, 2019, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, and we do not consider these investments to be other-than-temporarily impaired at June 30, 2019.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. For those securities for which a credit loss was recognized during the three months ended June 30, 2019, Table 7.1 presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS.

Table 7.1 - Significant Inputs and Current Credit Enhancement for Securities with a Current Period Credit Loss (dollars in thousands)

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Private-label residential MBS - Alt-A (1)	$42,077	11.6%	22.7%	52.5%	8.2%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

Table 7.2 - Total MBS Other-than-Temporarily Impaired During the Life of the Security (dollars in thousands)

	June 30, 2019
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$22,079	$18,795	$14,894	$20,597
Private-label residential MBS – Alt-A	744,851	533,651	420,930	635,846
ABS backed by home equity loans – Subprime	146	138	123	139
Total other-than-temporarily impaired securities	$767,076	$552,584	$435,947	$656,582

_______________________

(1)
Securities are classified based on the classifications of their underlying loan composition at the time of issuance. We have instituted litigation related to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

Table 7.3 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$414,595	$445,286	$422,035	$452,523
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	93	—	102	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized	221	257	315	336
Reductions:
Securities matured during the period	—	—	(485)	—
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income(1)	(6,962)	(8,228)	(14,020)	(15,544)
Balance at end of period	$407,947	$437,315	$407,947	$437,315
_______________________

(1)	For the three and six months ended June 30, 2019, the amount excludes an additional $15 thousand and $263 thousand, respectively, for bonds previously paid off.

Note 8 — Advances

General Terms. At both June 30, 2019, and December 31, 2018, we had advances outstanding with interest rates ranging from zero percent to 7.72 percent.

Table 8.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	June 30, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$446	2.67%	$12,332	2.88%
Due in one year or less	24,192,583	2.44	24,029,592	2.48
Due after one year through two years	5,600,803	2.42	11,413,640	2.55
Due after two years through three years	2,782,869	2.54	2,832,290	2.47
Due after three years through four years	2,073,720	2.65	1,648,076	2.37
Due after four years through five years	1,363,453	2.40	1,980,468	2.24
Thereafter	1,062,673	2.88	1,351,987	2.99
Total par value	37,076,547	2.47%	43,268,385	2.50%
Premiums	14,661		13,347
Discounts	(38,045)		(38,036)
Fair value of bifurcated derivatives (1)	33,837		13,051
Hedging adjustments	9,797		(64,525)
Total	$37,096,797		$43,192,222

_________________________

(1)	At June 30, 2019, and December 31, 2018, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

Table 8.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (dollars in thousands)

	June 30, 2019	December 31, 2018
Overdrawn demand-deposit accounts	$446	$12,332
Due in one year or less	27,543,358	32,748,467
Due after one year through two years	3,350,803	3,913,640
Due after two years through three years	2,571,269	2,672,290
Due after three years through four years	1,538,520	1,261,176
Due after four years through five years	1,063,453	1,362,468
Thereafter	1,008,698	1,298,012
Total par value	$37,076,547	$43,268,385

Table 8.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

Year of Contractual Maturity or Next Put Date, Par Value	June 30, 2019	December 31, 2018
Overdrawn demand-deposit accounts	$446	$12,332
Due in one year or less	25,312,183	25,199,892
Due after one year through two years	5,776,703	11,652,840
Due after two years through three years	2,762,369	2,834,790
Due after three years through four years	1,261,620	1,367,576
Due after four years through five years	1,060,053	1,152,468
Thereafter	903,173	1,048,487
Total par value	$37,076,547	$43,268,385

Table 8.4 - Advances by Current Interest Rate Terms (dollars in thousands)

Par value of advances	June 30, 2019	December 31, 2018
Fixed-rate	$33,080,226	$33,570,278
Variable-rate	3,996,321	9,698,107
Total par value	$37,076,547	$43,268,385

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At June 30, 2019, and December 31, 2018, we had $12.2 billion and $16.4 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to six borrowers at both June 30, 2019, and December 31, 2018, representing 32.9 percent and 37.9 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

Prepayment Fees.

Table 8.5 - Advances Prepayment Fees (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Prepayment fees received from borrowers	$2,669	$5	$28,855	$65
Hedging fair-value adjustments on prepaid advances	1,399	2	1,926	98
Net (premiums) discounts associated with prepaid advances	(61)	—	157	—
Deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(201)	—	(201)	—
Advance prepayment fees recognized in income, net	$3,806	$7	$30,737	$163

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

Table 9.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	June 30, 2019	December 31, 2018
Real estate
Fixed-rate 15-year single-family mortgages	$362,600	$392,128
Fixed-rate 20- and 30-year single-family mortgages	3,989,123	3,839,078
Premiums	67,790	67,671
Discounts	(1,762)	(1,800)
Deferred derivative gains, net	3,777	2,825
Total mortgage loans held for portfolio	4,421,528	4,299,902
Less: allowance for credit losses	(500)	(500)
Total mortgage loans, net of allowance for credit losses	$4,421,028	$4,299,402

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	June 30, 2019	December 31, 2018
Conventional mortgage loans	$4,036,974	$3,902,555
Government mortgage loans	314,749	328,651
Total par value	$4,351,723	$4,231,206

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

At June 30, 2019, and December 31, 2018, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to secured member credit products during the six months ended June 30, 2019, and 2018.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at June 30, 2019, and December 31, 2018. At June 30, 2019, and December 31, 2018, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2019, and December 31, 2018. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. Table 10.1 sets forth certain key credit quality indicators for our investments in mortgage loans at June 30, 2019, and December 31, 2018 (dollars in thousands):

Table 10.1 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2019
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$26,089	$11,736	$37,825
Past due 60-89 days delinquent	4,522	3,422	7,944
Past due 90 days or more delinquent	10,216	5,664	15,880
Total past due	40,827	20,822	61,649
Total current loans	4,080,680	301,961	4,382,641
Total mortgage loans	$4,121,507	$322,783	$4,444,290
Other delinquency statistics
In process of foreclosure, included above (1)	$4,159	$2,721	$6,880
Serious delinquency rate (2)	0.26%	1.75%	0.37%
Past due 90 days or more still accruing interest	$—	$5,664	$5,664
Loans on nonaccrual status (3)	$10,951	$—	$10,951
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Credit Enhancements.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

Allowance for Credit Losses on Mortgage Loans. Table 10.2 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2019 and 2018, as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2019 and 2018. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 10.2 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Allowance for credit losses
Balance, beginning of period	$500	$500	$500	$500
(Charge-offs) recoveries	(12)	3	(15)	(6)
Provision for (reduction of) credit losses	12	(3)	15	6
Balance, end of period	$500	$500	$500	$500
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$500	$500	$500	$500
Recorded investment, end of period (1)
Individually evaluated for impairment	$14,447	$15,653	$14,447	$15,653
Collectively evaluated for impairment	$4,107,060	$3,725,529	$4,107,060	$3,725,529
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Note 11 — Derivatives and Hedging Activities

Table 11.1 - Fair Value of Derivative Instruments (dollars in thousands)

	June 30, 2019			December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$10,858,944	$9,625	$(19,724)	$11,980,699	$12,811	$(296,324)
Forward-start interest-rate swaps	93,000	14	(7)	282,000	—	(753)
Total derivatives designated as hedging instruments	10,951,944	9,639	(19,731)	12,262,699	12,811	(297,077)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	1,806,800	569	(33,472)	927,800	682	(12,475)
Mortgage-delivery commitments (1)	53,555	200	(8)	50,773	339	—
Total derivatives not designated as hedging instruments	1,860,355	769	(33,480)	978,573	1,021	(12,475)
Total notional amount of derivatives	$12,812,299			$13,241,272
Total derivatives before netting and collateral adjustments		10,408	(53,211)		13,832	(309,552)
Netting adjustments and cash collateral, including related accrued interest (2)		57,353	41,497		8,571	53,752
Derivative assets and derivative liabilities		$67,761	$(11,714)		$22,403	$(255,800)

_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $99.3 million and $62.8 million at June 30, 2019, and December 31, 2018, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $401 thousand and $471 thousand at June 30, 2019, and December 31, 2018, respectively.

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

Table 11.2 presents the net gains (losses) on qualifying fair-value and cash-flow hedging relationships. Beginning on January 1, 2019, gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 11.2 - Net Gains (Losses) on Fair Value and Cash Flow Hedging Relationships (dollars in thousands)

	For the Three Months Ended June 30, 2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Other Comprehensive Income (Loss)
Total interest income (expense) in the statements of operations	$223,869	$21,655	$(150,715)
Gains (losses) on fair-value hedging relationships
Interest rate contracts
Derivatives(1)	$(36,409)	$(35,719)	$29,302	$—
Hedged items	48,044	31,270	(34,568)	—
Net gains (losses) on fair value hedging relationships	$11,635	$(4,449)	$(5,266)	$—
Gains (losses) on cash-flow hedging relationships
Interest rate contracts
Reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$(1,131)	$—
Recognized in other comprehensive loss	—	—	—	(2,443)

	For the Three Months Ended June 30, 2018 (2)
	Interest Income/Expense			Net Gains (Losses) on Derivatives and Hedging Activities	Other Comprehensive Income (Loss)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds
Total income (expense) in the statements of operations	$213,920	$37,221	$(136,556)	$458
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives(1)	$14,537	$(6,464)	$(8,513)	$13,385	$—
Hedged items	—	—	—	(12,910)	—
Net gains (losses) on fair value hedging relationships	$14,537	$(6,464)	$(8,513)	$475	$—
Gains (losses) on cash flow hedging relationships
Interest rate contracts
Reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$(1,014)	$—	$—
Recognized in income for hedge ineffectiveness	—	—	—	85	—
Recognized in other comprehensive loss for hedge effectiveness	—	—	—	—	2,582
_______________________
(1) Includes net interest settlements.
(2) Prior period amounts were not revised to conform with new hedge accounting guidance adopted January 1, 2019.

Table 11.2 - Net Gains (Losses) on Fair Value and Cash Flow Hedging Relationships (dollars in thousands)

	For the Six Months Ended June 30, 2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Other Comprehensive Income (Loss)
Total interest income (expense) in the statements of operations	$471,746	$42,946	$(305,532)
Gains (losses) on fair-value hedging relationships
Interest rate contracts
Derivatives(1)	$(44,769)	$(64,699)	$53,863	$—
Hedged items	73,272	50,385	(69,276)	—
Net gains (losses) on fair value hedging relationships	$28,503	$(14,314)	$(15,413)	$—
Gains (losses) on cash-flow hedging relationships
Interest rate contracts
Reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$(1,917)	$—
Recognized in other comprehensive loss	—	—	—	(5,822)

	For the Six Months Ended June 30, 2018 (2)
	Interest Income/Expense			Net Gains (Losses) on Derivatives and Hedging Activities	Other Comprehensive Income (Loss)
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds
Total income (expense) in the statements of operations	$391,370	$77,999	$(255,757)	$1,598
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives(1)	$20,232	$(13,775)	$(11,530)	$50,257	$—
Hedged items	—	—	—	(48,674)	—
Net gains (losses) on fair value hedging relationships	$20,232	$(13,775)	$(11,530)	$1,583	$—
Gains (losses) on cash flow hedging relationships
Interest rate contracts
Reclassified from accumulated other comprehensive loss into interest expense	$—	$—	$(1,948)	$—	$—
Recognized in income for hedge ineffectiveness	—	—	—	161	—
Recognized in other comprehensive loss for hedge effectiveness	—	—	—	—	11,748
_______________________
(1) Includes net interest settlements.
(2) Prior period amounts were not revised to conform with new hedge accounting guidance adopted January 1, 2019.

For the six months ended June 30, 2019 and 2018, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2019, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is two years.

As of June 30, 2019, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash-flow hedges expected to be reclassified to earnings during the next 12 months is $6.8 million.

Table 11.3 - Cumulative Basis Adjustments for Fair-Value Hedges (dollars in thousands)

	June 30, 2019
Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/ (Liability)(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$5,312,448	$43,634	$10,335	$53,969
Available-for-sale securities	1,157,556	252,353	—	252,353
Consolidated bonds	(4,775,299)	(9,638)	(37,111)	(46,749)
_______________________

(1)	Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 11.4 - Net Gains and Losses on Derivatives and Hedging Activities (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Total net gains related to fair-value hedges(1)		$475		$1,583
Total net gains related to cash-flow hedges(2)		85		161
Total net gains related to derivatives designated as hedging instruments		560		1,744

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(1,427)	98	$(1,487)	722
Mortgage-delivery commitments	462	51	1,070	(467)
Total net (losses) gains related to derivatives not designated as hedging instruments	(965)	149	(417)	255

Other(3)	3	(251)	3	(401)

Net (losses) gains on derivatives and hedging activities	$(962)	$458	$(414)	$1,598
______________________

(1)	Consists of interest-rate swaps.

(2)	Consists of forward-start interest-rate swaps.

(3)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Termination of Derivatives and Impact on Statement of Cash Flows. During the six months ended June 30, 2019, we terminated certain uncleared interest-rate exchange agreements with a total notional amount of $611.9 million and were indexed to three-month London Interbank Offered Rate (LIBOR) on the floating leg of the swaps. The net fair value of these derivative transactions, from our perspective, was $(251.5) million, which was transferred to the bilateral counterparty upon termination, and securities collateral that we had pledged against this obligation was returned to us. This cash payment is included in net change in derivatives and hedging activities, within the operating activities section of the statement of cash flows for the six months ended June 30, 2019.

Simultaneously with the termination of these derivatives, we entered into replacement interest-rate exchange agreements (the replacement derivatives) having the same notional amount of $611.9 million and which are indexed to the OIS rate based on the federal funds effective rate on the floating leg of the swaps. Upon settlement of the replacement derivatives the Bank received an initial upfront payment of $251.5 million. The replacement derivatives are cleared through a derivatives clearing organization (DCO), which called for variation margin to be delivered. Because the replacement derivatives include off-market terms and this large initial upfront payment, all payments for the replacement derivatives are classified as net payments on derivative contracts with a financing element, within the financing activities section of the statement of cash flows.
Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a DCO, our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Services (Moody's) or Standard & Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2019, was $46.7 million for which we had delivered collateral with a post-haircut value of $46.2 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 11.5 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2019.

Table 11.5 - Post Haircut Value of Incremental Collateral to be Delivered as of June 30, 2019 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$370
AA-	A+, A or A-	—
A-	below A-	7,372
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, CME Inc. and LCH Ltd. Based upon their rulebooks we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member which acts as our agent to the DCO and which guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC)-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at June 30, 2019.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral received or pledged, and associated accrued interest, on a net basis by counterparty.

We have analyzed the rights, rules, and regulations governing our cleared derivatives and determined that those rights, rules, and regulations should result in a net claim through each of our clearing members with the related DCO upon an event of default including a bankruptcy, insolvency or similar proceeding involving the DCO or one of our clearing members, or both. For this purpose, "net claim" generally means a single net amount reflecting the aggregation of all amounts indirectly owed by us to the relevant DCO and indirectly payable to us from the relevant DCO.

Table 11.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master-netting arrangements or similar agreements as of June 30, 2019, and December 31, 2018, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 11.6 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	June 30, 2019
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$7,875	$(5,897)	$200	$2,178	$(1,171)	$—	$1,007
Cleared	2,332	63,251		65,583	—	—	65,583
Total				$67,761			$66,590

Derivative Liabilities
Uncleared	$(52,883)	$41,177	$(8)	$(11,714)	$700	$9,762	$(1,252)
Cleared	(320)	320		—	—	—	—
Total				$(11,714)			$(1,252)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At June 30, 2019, we had additional net credit exposure of $371 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Table 12.1 - Deposits (dollars in thousands)

	June 30, 2019	December 31, 2018
Interest-bearing
Demand and overnight	$558,060	$444,486
Term	1,303	800
Other	2,524	2,961
Noninterest-bearing
Other	32,961	26,631
Total deposits	$594,848	$474,878

Note 13 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 13.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	June 30, 2019		December 31, 2018
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$9,921,050	2.27%	$9,638,270	2.01%
Due after one year through two years	5,117,975	2.16	5,375,845	2.24
Due after two years through three years	3,190,500	2.21	3,864,560	2.17
Due after three years through four years	1,903,105	2.28	1,891,975	2.20
Due after four years through five years	1,061,715	2.50	1,338,515	2.39
Thereafter	4,021,335	3.21	3,792,150	3.25
Total par value	25,215,680	2.40%	25,901,315	2.30%
Premiums	82,048		88,434
Discounts	(14,876)		(16,133)
Hedging adjustments	9,638		(60,932)
	$25,292,490		$25,912,684
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Table 13.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	June 30, 2019	December 31, 2018
Noncallable and nonputable	$20,558,680	$20,419,315
Callable	4,657,000	5,482,000
Total par value	$25,215,680	$25,901,315

Table 13.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2019	December 31, 2018
Due in one year or less	$13,328,050	$13,435,270
Due after one year through two years	5,004,975	5,602,845
Due after two years through three years	2,583,500	2,802,560
Due after three years through four years	1,648,105	1,366,975
Due after four years through five years	804,715	1,156,515
Thereafter	1,846,335	1,537,150
Total par value	$25,215,680	$25,901,315

Table 13.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	June 30, 2019	December 31, 2018
Fixed-rate	$20,017,680	$21,216,315
Simple variable-rate	3,741,000	2,853,000
Step-up	1,457,000	1,832,000
Total par value	$25,215,680	$25,901,315

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:
Table 13.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2019	$26,424,978	$26,499,124	2.31%
December 31, 2018	$33,065,822	$33,147,065	2.37%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 14 — Affordable Housing Program

Table 14.1 - AHP Liability (dollars in thousands)

	June 30, 2019	December 31, 2018
Balance at beginning of period	$83,965	$81,600
AHP expense for the period	10,072	24,299
AHP direct grant disbursements	(6,454)	(17,729)
AHP subsidy for AHP advance disbursements	(1,598)	(4,360)
Return of previously disbursed grants and subsidies	6	155
Balance at end of period	$85,991	$83,965

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

Table 15.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	June 30, 2019	December 31, 2018

Permanent capital
Class B capital stock	$1,995,252	$2,528,854
Mandatorily redeemable capital stock	17,107	31,868
Retained earnings	1,416,326	1,395,012
Total permanent capital	$3,428,685	$3,955,734

Risk-based capital requirement
Credit-risk capital	$265,041	$289,080
Market-risk capital	162,581	187,183
Operations-risk capital	128,287	142,879
Total risk-based capital requirement	$555,909	$619,142

Permanent capital in excess of risk-based capital requirement	$2,872,776	$3,336,592

	June 30, 2019		December 31, 2018
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$555,909	$3,428,685	$619,142	$3,955,734
Total regulatory capital	$2,231,181	$3,428,685	$2,543,733	$3,955,734
Total capital-to-asset ratio	4.0%	6.1%	4.0%	6.2%

Leverage Ratio
Leverage capital	$2,788,977	$5,143,028	$3,179,666	$5,933,601
Leverage capital-to-assets ratio	5.0%	9.2%	5.0%	9.3%

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

Note 16 — Accumulated Other Comprehensive Loss

Table 16.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, March 31, 2018	$(153,953)	$(150,790)	$(30,332)	$(5,770)	$(340,845)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(13,968)	—	2,582	—	(11,386)
Accretion of noncredit loss	—	7,462	—	—	7,462
Net actuarial loss	—	—	—	(1,460)	(1,460)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	132	—	—	132
Amortization - hedging activities (2)	—	—	1,017	—	1,017
Amortization - pension and postretirement benefits (3)	—	—	—	490	490
Other comprehensive (loss) income	(13,968)	7,594	3,599	(970)	(3,745)
Balance, June 30, 2018	$(167,921)	$(143,196)	$(26,733)	$(6,740)	$(344,590)

Balance, March 31, 2019	$(118,893)	$(122,913)	$(31,887)	$(5,115)	$(278,808)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	36,293	—	(2,443)	—	33,850
Noncredit other-than-temporary impairment losses	—	(101)	—	—	(101)
Accretion of noncredit loss	—	6,188	—	—	6,188
Net actuarial gain	—	—	—	19	19
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	188	—	—	188
Amortization - hedging activities (4)	—	—	1,131	—	1,131
Amortization - pension and postretirement benefits (3)	—	—	—	171	171
Other comprehensive income (loss)	36,293	6,275	(1,312)	190	41,446
Balance, June 30, 2019	$(82,600)	$(116,638)	$(33,199)	$(4,925)	$(237,362)
_______________________

(1)	Recorded in net other-than-temporary impairment losses in investment securities, credit portion in the statement of operations.

(2)
Amortization of hedging activities includes $1.0 million recorded in CO bond interest expense and $3 thousand recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Recorded in CO bond interest expense.

Table 16.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2017	$(122,331)	$(158,218)	$(40,436)	$(5,955)	$(326,940)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(45,590)	—	11,748	—	(33,842)
Accretion of noncredit loss	—	14,818	—	—	14,818
Net actuarial loss	—	—	—	(1,460)	(1,460)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	204	—	—	204
Amortization - hedging activities (2)	—	—	1,955	—	1,955
Amortization - pension and postretirement benefits (3)	—	—	—	675	675
Other comprehensive (loss) income	(45,590)	15,022	13,703	(785)	(17,650)
Balance, June 30, 2018	$(167,921)	$(143,196)	$(26,733)	$(6,740)	$(344,590)

Balance, December 31, 2018	$(152,958)	$(129,154)	$(29,119)	$(5,276)	$(316,507)
Cumulative effect of change in accounting principle	—	—	(175)	—	(175)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	70,358	—	(5,822)	—	64,536
Noncredit other-than-temporary impairment losses	—	(181)	—	—	(181)
Accretion of noncredit loss	—	12,479	—	—	12,479
Net actuarial gain	—	—	—	19	19
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	218	—	—	218
Amortization - hedging activities (4)	—	—	1,917	—	1,917
Amortization - pension and postretirement benefits (3)	—	—	—	332	332
Other comprehensive income (loss)	70,358	12,516	(3,905)	351	79,320
Balance, June 30, 2019	$(82,600)	$(116,638)	$(33,199)	$(4,925)	$(237,362)
_______________________

(1)	Recorded in net other-than-temporary impairment losses in investment securities, credit portion in the statement of operations.

(2)
Amortization of hedging activities includes $1.9 million recorded in CO bond interest expense and $7 thousand recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Recorded in CO bond interest expense.

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial

Statements and Supplementary Data — Note 19 — Fair Values in the 2018 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended June 30, 2019.

Table 17.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at June 30, 2019, and December 31, 2018. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain private-label MBS, certain mortgage loans, and certain other assets on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 17.2 for further details about the financial assets and liabilities held at fair value on either a recurring or nonrecurring basis.

Table 17.1 - Fair Value Summary (dollars in thousands)

	June 30, 2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$28,739	$28,739	$28,739	$—	$—	$—
Interest-bearing deposits	1,146,961	1,146,961	1,146,961	—	—	—
Securities purchased under agreements to resell	5,000,000	5,000,054	—	5,000,054	—	—
Federal funds sold	250,000	250,000	—	250,000	—	—
Trading securities(1)	1,097,963	1,097,963	—	1,097,963	—	—
Available-for-sale securities(1)	5,281,570	5,281,570	—	5,230,010	51,560	—
Held-to-maturity securities	1,186,937	1,409,594	—	581,591	828,003	—
Advances	37,096,797	37,208,993	—	37,208,993	—	—
Mortgage loans, net	4,421,028	4,508,857	—	4,488,116	20,741	—
Accrued interest receivable	117,793	117,793	—	117,793	—	—
Derivative assets(1)	67,761	67,761	—	10,408	—	57,353
Other assets (1)	30,746	30,746	12,200	18,546	—	—
Liabilities:
Deposits	(594,848)	(594,831)	—	(594,831)	—	—
COs:
Bonds	(25,292,490)	(25,565,210)	—	(25,565,210)	—	—
Discount notes	(26,424,978)	(26,426,741)	—	(26,426,741)	—	—
Mandatorily redeemable capital stock	(17,107)	(17,107)	(17,107)	—	—	—
Accrued interest payable	(119,293)	(119,293)	—	(119,293)	—	—
Derivative liabilities(1)	(11,714)	(11,714)	—	(53,211)	—	41,497
Other:
Commitments to extend credit for advances	—	(2,946)	—	(2,946)	—	—
Standby letters of credit	(1,746)	(1,746)	—	(1,746)	—	—
_______________________

(1)	Carried at fair value and measured on a recurring basis.

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

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 17.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis (dollars in thousands)

	June 30, 2019
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$6,208	$—	$—	$6,208
U.S. Treasury obligations	—	1,003,118	—	—	1,003,118
U.S. government-guaranteed – single-family MBS	—	4,701	—	—	4,701
GSEs – single-family MBS	—	107	—	—	107
GSEs – multifamily MBS	—	83,829	—	—	83,829
Total trading securities	—	1,097,963	—	—	1,097,963
Available-for-sale securities:
State or local HFA securities	—	—	51,560	—	51,560
Supranational institutions	—	419,185	—	—	419,185
U.S. government-owned corporations	—	290,058	—	—	290,058
GSEs	—	121,897	—	—	121,897
U.S. government guaranteed – single-family MBS	—	66,558	—	—	66,558
U.S. government guaranteed – multifamily MBS	—	337,450	—	—	337,450
GSEs – single-family MBS	—	3,165,003	—	—	3,165,003
GSEs – multifamily MBS	—	829,859	—	—	829,859
Total available-for-sale securities	—	5,230,010	51,560	—	5,281,570
Derivative assets:
Interest-rate-exchange agreements	—	10,208	—	57,353	67,561
Mortgage delivery commitments	—	200	—	—	200
Total derivative assets	—	10,408	—	57,353	67,761
Other assets	12,200	18,546	—	—	30,746
Total assets carried at fair value on a recurring basis	$12,200	$6,356,927	$51,560	$57,353	$6,478,040
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$7,048	$—	$7,048
Mortgage loans held for portfolio	—	—	472	—	472
REO	—	—	5	—	5
Total assets carried at fair value on a nonrecurring basis	$—	$—	$7,525	$—	$7,525
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(53,203)	$—	$41,497	$(11,706)
Mortgage delivery commitments	—	(8)	—	—	(8)
Total liabilities carried at fair value on a recurring basis	$—	$(53,211)	$—	$41,497	$(11,714)
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

Table 17.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2019 and 2018.

Table 17.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$50,348	$37,495	$49,601	$37,683
Unrealized gains (losses) included in other comprehensive income	1,212	105	1,959	(83)
Balance at end of period	$51,560	$37,600	$51,560	$37,600

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2019, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2019, and December 31, 2018. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $996.7 billion and $972.6 billion at June 30, 2019, and December 31, 2018, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 18.1 - Off-Balance Sheet Commitments (dollars in thousands)

	June 30, 2019			December 31, 2018
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$7,850,041	$282,032	$8,132,073	$6,028,851	$226,438	$6,255,289
Commitments for unused lines of credit - advances (2)	1,162,632	—	1,162,632	1,177,377	—	1,177,377
Commitments to make additional advances	122,330	60,310	182,640	159,401	59,894	219,295
Commitments to invest in mortgage loans	53,555	—	53,555	50,773	—	50,773
Unsettled CO bonds, at par	23,000	—	23,000	105,400	—	105,400
Unsettled CO discount notes, at par	—	—	—	600,000	—	600,000

__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At June 30, 2019, and December 31, 2018, these amounts totaled $27.0 million and $32.6 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $675 thousand at December 31, 2018.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. The terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.7 million and $1.3 million at June 30, 2019, and December 31, 2018, respectively.

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

Table 19.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2019
Citizens Bank, N.A.	$121,572	6.0%	$2,555,961	6.9%	$1,855	3.2%

As of December 31, 2018
Citizens Bank, N.A.	$339,003	13.2%	$7,656,146	17.7%	$5,005	8.3%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

Table 19.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Citizens Bank, N.A.	2019	2018	2019	2018
Interest income on advances	$21,958	$29,192	$61,071	$56,084
Fees on letters of credit	1,641	984	3,519	2,081

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 19.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2019	$86,052	4.3%	$1,728,192	4.7%	$3,234	5.5%
As of December 31, 2018	113,337	4.4	2,147,602	5.0	3,576	6.0

Note 20 — Subsequent Events

On July 26, 2019, the board of directors declared a cash dividend at an annualized rate of 6.04 percent based on capital stock balances outstanding during the second quarter of 2019. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $28.1 million and was paid on August 2, 2019.

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

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•
the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the potential cessation of the LIBOR benchmark rate, the development of the alternative rate SOFR, and the adverse consequences these could have for market participants, including the Bank; changes in the general economy, including changes resulting from changes in U.S. fiscal policy or ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments; the condition of the capital markets on our COs;

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

EXECUTIVE SUMMARY

Net income for the quarter ending June 30, 2019, was $35.6 million, compared with net income of $53.3 million for the same period in 2018. The decrease in net income was primarily due to a decrease of $21.0 million in net interest income after provision for credit losses, offset in part by a $2.4 million increase in net unrealized gains on trading securities. The $21.0 million decrease in net interest income after provision for credit losses was mainly a result of an $8.7 billion decrease in average earning assets, as well as higher premium amortization on U.S. Agency mortgage-backed securities resulting from a significant drop in mortgage rates during the second quarter of 2019. Our return on average equity was 4.77 percent for three months ended June 30, 2019, compared with 6.30 percent for the three months ended June 30, 2018, a decrease of 153 basis points. Advances balances dropped $6.1 billion to $37.1 billion during the period. Our business model is designed to allow for variability in demand for advances. While the decrease in advances balances and lower interest rates contributed to reduced net income, our financial condition continued to strengthen with retained earnings of $1.4 billion at June 30, 2019, a surplus of $716.3 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of June 30, 2019. On July 26, 2019, our board of directors declared a cash dividend that was equivalent to an annual yield of 6.04 percent, the approximate daily average three-month LIBOR yield for the second quarter of 2019 plus 350 basis points.

Net Interest Margin

For the three months ended June 30, 2019, net interest margin was 0.43 percent, a decrease of eight basis points from the three months ended June 30, 2018. The decrease in net interest margin reflects the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities as long-term interest rates dropped, having risen during the prior-year period.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $37.1 billion at June 30, 2019, compared to $43.2 billion at December 31, 2018. The decrease in advances was primarily concentrated in variable-rate advances.

Accretable yields from investments in private-label MBS

For the three months ended June 30, 2019 and 2018, we recognized $7.0 million and $8.2 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2018 Annual Report.

The amortized cost of our total investments in private-label MBS and ABS backed by home-equity loans has declined to $629.3 million at June 30, 2019. Other-than-temporary impairment credit losses were $314 thousand for the three months ended June 30, 2019.

Regulatory Developments

Financial regulators have issued regulations and regulatory guidance during the quarter as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Many of our assets and liabilities are indexed to LIBOR, and we continue to assess legacy contracts across products and monitor risks to determine the effect of LIBOR discontinuance. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we have developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We participated in the FHLBank System’s first SOFR-indexed CO in November 2018, and we have slowly increased our participation in SOFR-indexed CO issuances throughout 2019. We are updating our operational processes and models to support new alternative reference rate activity. For further details see Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations, as well as, Operational Risks — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms in the 2018 Annual Report.

ECONOMIC CONDITIONS

Economic Environment
The labor market continued to strengthen in the second quarter of 2019. The national unemployment rate decreased slightly from 3.8 percent in March 2019 to 3.7 percent in June 2019. Jobs gains were strong and averaged a net gain of 171,000 jobs per month during the second quarter. The New England region also continued to see improvements in the labor market. The May 2019 unemployment rate for the six New England states as a whole was 3.1 percent, a 0.5 percent decrease from May 2018. In May 2019, year-over-year job gains were positive in all six New England states.

Interest-Rate Environment
On July 31, 2019, the Federal Open Market Committee (FOMC) lowered the target range for the federal funds rate by 25 basis points to 2 percent to 2.25 percent, citing the implications of global developments for economic outlook and muted inflation. The FOMC stated that it views sustained economic expansion, strong labor market conditions, and inflation near the FOMC’s 2.0 percent objective to be the most likely scenario going forward. During the second quarter, the yield curve continued a flattening trend resulting in an inverted yield curve with the 10-year/3-month Treasury spread declining from 32 basis points at December 31, 2018 to negative eight basis points at June 30, 2019. These trends caused prepayment expectations for fixed-rate residential mortgages to increase during the quarter ending June 30, 2019.

Table 1 - Key Interest Rates

	Three Month Average		Six Month Average		Ending Rate
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019	December 31, 2018
Federal funds effective rate	2.40%	1.74%	2.40%	1.59%	2.40%	2.40%
3-month LIBOR	2.51%	2.34%	2.60%	2.13%	2.32%	2.81%
3-month U.S. Treasury yield	2.34%	1.85%	2.38%	1.71%	2.09%	2.37%
2-year U.S. Treasury yield	2.13%	2.47%	2.31%	2.31%	1.75%	2.49%
5-year U.S. Treasury yield	2.12%	2.76%	2.29%	2.65%	1.77%	2.51%
10-year U.S. Treasury yield	2.34%	2.92%	2.49%	2.84%	2.01%	2.69%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2018, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data (dollars in thousands)

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Statement of Condition
Total assets	$55,779,532	$52,327,612	$63,593,317	$64,693,803	$63,676,080
Investments(1)	13,963,431	15,543,790	15,900,204	19,321,695	18,045,099
Advances	37,096,797	32,152,009	43,192,222	40,927,639	41,311,480
Mortgage loans held for portfolio, net(2)	4,421,028	4,368,333	4,299,402	4,192,425	4,077,414
Deposits and other borrowings	594,848	555,031	474,878	484,761	551,940
Consolidated obligations:
Bonds	25,292,490	24,913,714	25,912,684	26,741,036	27,853,975
Discount notes	26,424,978	23,585,929	33,065,822	33,431,980	31,259,182
Total consolidated obligations	51,717,468	48,499,643	58,978,506	60,173,016	59,113,157
Mandatorily redeemable capital stock	17,107	17,413	31,868	31,868	31,868
Class B capital stock outstanding-putable(3)	1,995,252	1,830,240	2,528,854	2,476,876	2,480,110
Unrestricted retained earnings	1,087,641	1,090,811	1,084,342	1,084,538	1,067,943
Restricted retained earnings	328,685	321,561	310,670	301,928	288,994
Total retained earnings	1,416,326	1,412,372	1,395,012	1,386,466	1,356,937
Accumulated other comprehensive loss	(237,362)	(278,808)	(316,507)	(343,013)	(344,590)
Total capital	3,174,216	2,963,804	3,607,359	3,520,329	3,492,457
Results of Operations
Net interest income after provision for (reduction of) credit losses	$57,721	$86,565	$76,021	$77,460	$78,761
Net impairment losses on held-to-maturity securities recognized in earnings	(314)	(103)	(125)	(71)	(257)
Litigation settlements	—	—	—	12,769	—
Other income (loss), net	3,989	(6,633)	2,328	2,410	1,978
Other expense	21,789	19,287	29,604	20,658	21,172
AHP assessments	3,987	6,085	4,912	7,238	5,978
Net income	$35,620	$54,457	$43,708	$64,672	$53,332
Other Information
Dividends declared	$31,666	$37,272	$35,162	$35,143	$31,917
Dividend payout ratio	88.90%	68.44%	80.45%	54.34%	59.85%
Weighted-average dividend rate(4)	6.22	6.17	5.87	5.87	5.46
Return on average equity(5)	4.77	6.94	5.04	7.56	6.30
Return on average assets	0.27	0.37	0.28	0.42	0.34
Net interest margin(6)	0.43	0.59	0.49	0.50	0.51
Average equity to average assets	5.57	5.33	5.56	5.55	5.44
Total regulatory capital ratio(7)	6.15	6.23	6.22	6.02	6.08
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $500 thousand for each of the quarters ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, and June 30, 2018.

(3)	Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions.

(4)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(5)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(6)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(7)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 15 — Capital.

RESULTS OF OPERATIONS

Net Income

Second Quarter of 2019 Compared with Second Quarter of 2018

Net income decreased to $35.6 million for the three months ended June 30, 2019, from $53.3 million for the same period in 2018. The reasons for the decrease are discussed under — Executive Summary.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Net income decreased to $90.1 million for the six months ended June 30, 2019, from $108.4 million for the same period in 2018. The decrease is primarily due to a $14.4 million decrease in net interest income after provision for credit losses and a $9.9 million increase in losses on early extinguishment of debt, partially offset by a $4.0 million increase in net unrealized gains on trading securities.

Net Interest Income

Second Quarter of 2019 Compared with Second Quarter of 2018

Net interest income after provision for credit losses for the quarter ending June 30, 2019, was $57.7 million, compared with $78.8 million for the same period in 2018. The $21.0 million decrease in net interest income after provision for credit losses was mainly a result of an $8.7 billion decrease in average earning assets, as well as higher premium amortization on U.S. Agency mortgage-backed securities resulting from a significant drop in mortgage rates during the second quarter of 2019. The decrease in average earning assets primarily consisted of a $6.4 billion decrease in average advances, a $1.9 billion decrease in average mortgage-backed securities, and an $862.6 million decrease in average short-term investments. Partially offsetting these decreases to net interest income after provision for credit losses was an increase in prepayment fees on advances from $7 thousand in the quarter ending June 30, 2018 to $3.8 million for the same period in 2019. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.29 percent for the three months ended June 30, 2019, a 10 basis point decrease from the same period in 2018, and net interest margin was 0.43 percent, an eight basis point decrease from the same period in 2018. The decrease in net interest spread reflects a 45 basis point increase in the average yield on earning assets and a 55 basis point increase in the average yield on interest-bearing liabilities. The decreases in both net interest spread and net interest margin mainly reflect the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Net interest income after provision for credit losses for the six months ended June 30, 2019, was $144.3 million, compared with $158.7 million for the same period in 2018. The $14.4 million decrease in net interest income after provision for credit losses was mainly a result of a $5.6 billion decrease in average earning assets as well as higher premium amortization on U.S. Agency mortgage-backed securities resulting from a significant drop in mortgage rates during the first half of 2019. The decrease in average earning assets primarily consisted of a $4.5 billion decrease in average advances and a $1.8 billion decrease in average mortgage-backed securities. This decrease was partially offset by an increase in prepayment fees on advances from $163 thousand in the six months ended June 30, 2018 to $30.7 million for the same period in 2019.

Net interest spread was 0.37 percent for the six months ended June 30, 2019, a four basis point decrease from the same period in 2018, and net interest margin was 0.52 percent, unchanged from 2018. The decrease in net interest spread reflects a 67 basis point increase in the average yield on earning assets and a 71 basis point increase in the average yield on interest-bearing liabilities. The decrease in net interest spread reflects the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities, partially offset by the prepayment fees on advances discussed above.

Table 3 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$33,207,902	$227,675	2.75%	$39,579,318	$213,927	2.17%
Securities purchased under agreements to resell	5,927,505	36,210	2.45	3,018,780	13,266	1.76
Federal funds sold	2,186,462	13,261	2.43	6,643,626	29,036	1.75
Investment securities(2)	6,891,737	41,651	2.42	8,694,304	59,265	2.73
Mortgage loans	4,399,155	37,587	3.43	4,040,046	33,782	3.35
Other earning assets	885,466	5,408	2.45	199,603	814	1.64
Total interest-earning assets	53,498,227	361,792	2.71	62,175,677	350,090	2.26
Other non-interest-earning assets	273,421			286,538
Fair-value adjustments on investment securities	(354)			(110,705)
Total assets	$53,771,294	$361,792	2.70%	$62,351,510	$350,090	2.25%
Liabilities and capital
Consolidated obligations
Discount notes	$24,872,932	$151,253	2.44%	$30,121,547	$133,361	1.78%
Bonds	24,985,939	150,715	2.42	27,642,140	136,556	1.98
Deposits	502,811	1,809	1.44	515,305	916	0.71
Mandatorily redeemable capital stock	17,238	259	6.03	32,044	469	5.87
Other borrowings	3,713	23	2.48	6,869	30	1.75
Total interest-bearing liabilities	50,382,633	304,059	2.42	58,317,905	271,332	1.87
Other non-interest-bearing liabilities	394,337			638,816
Total capital	2,994,324			3,394,789
Total liabilities and capital	$53,771,294	$304,059	2.27%	$62,351,510	$271,332	1.75%
Net interest income		$57,733			$78,758
Net interest spread			0.29%			0.39%
Net interest margin			0.43%			0.51%

	For the Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$34,971,075	$502,483	2.90%	$39,463,369	$391,533	2.00%
Securities purchased under agreements to resell	6,248,039	76,071	2.46	3,023,033	23,629	1.58
Federal funds sold	3,115,431	37,555	2.43	6,470,652	51,797	1.61
Investment securities(2)	7,025,001	83,084	2.38	8,889,635	121,109	2.75
Mortgage loans	4,370,564	74,956	3.46	4,031,129	66,807	3.34
Other earning assets	744,923	9,083	2.46	154,682	1,148	1.50
Total interest-earning assets	56,475,033	783,232	2.80%	62,032,500	656,023	2.13%
Other non-interest-earning assets	275,978			274,765
Fair-value adjustments on investment securities	(33,622)			(95,203)
Total assets	$56,717,389	$783,232	2.78%	$62,212,062	$656,023	2.13%
Liabilities and capital
Consolidated obligations

Discount notes	$27,175,464	$329,192	2.44%	$29,974,547	$238,341	1.60%
Bonds	25,418,209	305,532	2.42	27,686,538	255,757	1.86
Deposits	496,490	3,614	1.47	507,752	2,263	0.90
Mandatorily redeemable capital stock	18,620	566	6.13	34,077	955	5.65
Other borrowings	2,200	27	2.47	4,558	38	1.68
Total interest-bearing liabilities	53,110,983	638,931	2.43%	58,207,472	497,354	1.72%
Other non-interest-bearing liabilities	519,461			629,311
Total capital	3,086,945			3,375,279
Total liabilities and capital	$56,717,389	$638,931	2.27%	$62,212,062	$497,354	1.61%
Net interest income		$144,301			$158,669
Net interest spread			0.37%			0.41%
Net interest margin			0.52%			0.52%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and six months ended June 30, 2019 and 2018. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2019 vs. 2018			For the Six Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(37,902)	$51,650	$13,748	$(48,616)	$159,566	$110,950
Securities purchased under agreements to resell	16,332	6,612	22,944	34,439	18,003	52,442
Federal funds sold	(24,267)	8,492	(15,775)	(33,736)	19,494	(14,242)
Investment securities	(11,387)	(6,227)	(17,614)	(23,346)	(14,679)	(38,025)
Mortgage loans	3,055	750	3,805	5,764	2,385	8,149
Other earning assets	4,013	581	4,594	6,791	1,144	7,935
Total interest income	(50,156)	61,858	11,702	(58,704)	185,913	127,209
Interest expense
Consolidated obligations
Discount notes	(25,998)	43,890	17,892	(24,020)	114,871	90,851
Bonds	(14,001)	28,160	14,159	(22,304)	72,079	49,775
Deposits	(23)	916	893	(51)	1,402	1,351
Mandatorily redeemable capital stock	(222)	12	(210)	(464)	75	(389)
Other borrowings	(17)	10	(7)	(25)	14	(11)
Total interest expense	(40,261)	72,988	32,727	(46,864)	188,441	141,577
Change in net interest income	$(9,895)	$(11,130)	$(21,025)	$(11,840)	$(2,528)	$(14,368)

Average Balance of Advances Outstanding

The average balance of total advances decreased $4.5 billion, or 11.4 percent, for the six months ended June 30, 2019, compared with the same period in 2018. We cannot predict whether this trend will continue.

For the six months ended June 30, 2019 and 2018, net prepayment fees on advances were $30.7 million and $163 thousand, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Note 2 — Summary of Significant Accounting Policies — Advances in the 2018 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $460.0 million, or 4.8 percent, for the six months ended June 30, 2019, compared with the same period in 2018. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 1.61 percent during the six months ended June 30, 2018 to 2.43 percent during the six months ended June 30, 2019, while average yields on securities purchased under agreements to resell increased from 1.58 percent for the six months ended June 30, 2018 to 2.46 percent for the six months ended June 30, 2019. These investments are used for liquidity management.

Average investment-securities balances decreased $1.9 billion, or 21.0 percent for the six months ended June 30, 2019, compared with the same period in 2018, a decrease consisting primarily of $1.8 billion in MBS.

Average Balance of COs

Average CO balances decreased $5.1 billion, or 8.8 percent, for the six months ended June 30, 2019, compared with the same period in 2018, resulting from our decreased funding needs principally due to the decrease in our average advances and investments balances. This overall decrease consisted of a decrease of $2.8 billion in CO discount notes and a decrease of $2.3 billion in CO bonds.

The average balance of CO discount notes represented approximately 51.7 percent of total average COs during the six months ended June 30, 2019, compared with 52.0 percent of total average COs during the six months ended June 30, 2018. The average balance of CO bonds represented 48.3 percent and 48.0 percent of total average COs outstanding during the six months ended June 30, 2019 and 2018, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Three Months Ended June 30, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(605)	$—	$(168)	$(548)	$—	$(1,321)
(Losses) gains on designated fair-value hedges	(261)	1,309	—	(346)	—	702
Net interest settlements on derivatives(2)	12,501	(5,759)	—	(6,288)	—	454
Total effect on net interest income	11,635	(4,450)	(168)	(7,182)	—	(165)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(28)	(1,399)	—	—	—	(1,427)
Mortgage delivery commitments	—	—	462	—	—	462
Price alignment amount(3)	—	—	—	—	3	3
Net (losses) gains on derivatives and hedging activities	(28)	(1,399)	462	—	3	(962)

Subtotal	11,607	(5,849)	294	(7,182)	3	(1,127)

Net losses on trading securities(4)	—	(365)	—	—	—	(365)
Total net effect of derivatives and hedging activities	$11,607	$(6,214)	$294	$(7,182)	$3	$(1,492)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Three Months Ended June 30, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities(1)	$(365)	$—	$(53)	$101	$—	$(317)
Net interest settlements included(2)	14,537	(6,464)	—	(8,513)	—	(440)
Total net interest income	14,172	(6,464)	(53)	(8,412)	—	(757)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	2,306	730	—	(2,561)	—	475
Gains on cash-flow hedges	—	—	—	85	—	85
(Losses) gains on derivatives not receiving hedge accounting	(24)	122	—	—	—	98
Mortgage delivery commitments	—	—	51	—	—	51
Price alignment amount(3)	—	—	—	—	(251)	(251)
Net gains (losses) on derivatives and hedging activities	2,282	852	51	(2,476)	(251)	458

Subtotal	16,454	(5,612)	(2)	(10,888)	(251)	(299)

Net losses on trading securities(4)	—	(1,006)	—	—	—	(1,006)
Total net effect of derivatives and hedging activities	$16,454	$(6,618)	$(2)	$(10,888)	$(251)	$(1,305)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Six Months Ended June 30, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,050)	$—	$(264)	$(623)	$—	$(1,937)
Gains (losses) on designated fair-value hedges	800	(2,765)	—	(1,338)	—	(3,303)
Net interest settlements on derivatives(2)	28,753	(11,550)	—	(15,368)	—	1,835
Total effect on net interest income	28,503	(14,315)	(264)	(17,329)	—	(3,405)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(58)	(1,429)	—	—	—	(1,487)
Mortgage delivery commitments	—	—	1,070	—	—	1,070
Price alignment amount(3)	—	—	—	—	3	3
Net (losses) gains on derivatives and hedging activities	(58)	(1,429)	1,070	—	3	(414)

Subtotal	28,445	(15,744)	806	(17,329)	3	(3,819)

Net losses on trading securities(4)	—	(752)	—	—	—	(752)
Total net effect of derivatives and hedging activities	$28,445	$(16,496)	$806	$(17,329)	$3	$(4,571)

_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Six Months Ended June 30, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities(1)	$(818)	$—	$(192)	$373	$—	$(637)
Net interest settlements included(2)	20,232	(13,775)	—	(11,530)	—	(5,073)
Total net interest income	19,414	(13,775)	(192)	(11,157)	—	(5,710)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair-value hedges	2,328	1,153	—	(1,898)	—	1,583
Gains on cash-flow hedges	—	—	—	161	—	161
(Losses) gains on derivatives not receiving hedge accounting	(39)	761	—	—	—	722
Mortgage delivery commitments	—	—	(467)	—	—	(467)
Price alignment amount(3)	—	—	—	—	(401)	(401)
Net gains (losses) on derivatives and hedging activities	2,289	1,914	(467)	(1,737)	(401)	1,598

Subtotal	21,703	(11,861)	(659)	(12,894)	(401)	(4,112)

Net losses on trading securities(4)	—	(3,038)	—	—		(3,038)
Total net effect of derivatives and hedging activities	$21,703	$(14,899)	$(659)	$(12,894)	$(401)	$(7,150)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

FINANCIAL CONDITION

Advances

At June 30, 2019, the advances portfolio totaled $37.1 billion, a decrease of $6.1 billion compared with $43.2 billion at December 31, 2018.

Table 6 - Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2019		December 31, 2018
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$16,043,872	43.3%	$15,325,612	35.4%
Long-term	13,198,267	35.6	13,415,001	31.0
Overnight	1,879,157	5.0	3,075,277	7.1
Putable	1,064,000	2.9	791,700	1.9
Amortizing	862,330	2.3	920,088	2.1
All other fixed-rate advances	32,600	0.1	42,600	0.1
	33,080,226	89.2	33,570,278	77.6

Variable-rate advances
Simple variable (1)	3,670,775	9.9	8,908,875	20.6
Putable	289,000	0.8	733,300	1.7
All other variable-rate indexed advances	36,546	0.1	55,932	0.1
	3,996,321	10.8	9,698,107	22.4
Total par value	$37,076,547	100.0%	$43,268,385	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

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

Table 7 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	As of June 30, 2019
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	254	$32,510,903	$99,610,045	306.4%
Category-2	14	402,545	873,002	216.9
Category-3	18	409,473	621,655	151.8
Insurance companies	21	3,753,626	4,522,238	120.5
Total	307	$37,076,547	$105,626,940	284.9%

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

We have not recorded any allowance for credit losses on advances at June 30, 2019, and December 31, 2018, for the reasons discussed in Item 1 — Notes to Financial Statements — Note 10 — Allowance for Credit Losses.

Table 8 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2019
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended June 30, 2019	Advances Interest Income for the Six Months Ended June 30, 2019
State Street Bank and Trust Company	$4,000,000	10.8%	2.46%	$2,151	$2,300
Citizens Bank, N.A.	2,555,961	6.9	2.56	21,958	61,071
People's United Bank, N.A.	2,040,364	5.5	2.42	11,840	26,158
Webster Bank, N.A.	1,426,656	3.8	2.40	6,938	13,924
Mass Mutual Life Insurance Company	1,100,000	3.0	2.34	6,570	13,038
Total of top five advance-borrowing institutions	$11,122,981	30.0%		$49,457	$116,491
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2019, investment securities and short-term money-market instruments totaled $14.0 billion, a decrease from $15.9 billion at December 31, 2018.

Short-term money-market investments decreased $2.2 billion to $6.4 billion at June 30, 2019, compared with December 31, 2018. The decrease was attributable to a $1.5 billion decline in securities purchased under agreements to resell and a decrease of $1.3 billion in federal funds sold, offset by a $553.8 million increase in interest bearing deposits.

Investment securities increased $258.5 million to $7.6 billion at June 30, 2019, compared with December 31, 2018. The increase was attributable to purchases of $1.0 billion of U.S. Treasury obligations offset by a decline of $780.2 million in MBS.

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

Table 9 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	As of June 30, 2019
	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$171	$1,146,790	$—	$—	$—
Securities purchased under agreements to resell	—	500,000	2,500,000	2,000,000	—	—
Federal funds sold	—	150,000	100,000	—	—	—
Total money-market instruments	—	650,171	3,746,790	2,000,000	—	—

Investment securities:

Non-MBS:
U.S. Treasury obligations	—	1,003,118	—	—	—	—
Corporate bonds	—	—	—	—	—	6,208
U.S. government-owned corporations	—	290,058	—	—	—	—
GSEs	—	121,897	—	—	—	—
Supranational institutions	419,185	—	—	—	—	—
HFA securities	37,149	58,786	21,315	35,315	—	—
Total non-MBS	456,334	1,473,859	21,315	35,315	—	6,208

MBS:
U.S. government guaranteed - single-family (2)	—	78,868	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	337,450	—	—	—	—
GSE – single-family (2)	—	3,523,608	—	—	—	—
GSE – multifamily (2)	—	1,120,808	—	—	—	—
Private-label – residential	4,412	19,849	12,289	17,531	400,474	51,766
ABS backed by home-equity loans	251	—	3,999	1,826	308	—
Total MBS	4,663	5,080,583	16,288	19,357	400,782	51,766

Total investment securities	460,997	6,554,442	37,603	54,672	400,782	57,974

Total investments	$460,997	$7,204,613	$3,784,393	$2,054,672	$400,782	$57,974
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2019. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

Table 10 - Unsecured Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	June 30, 2019	December 31, 2018
Interest bearing deposits	$1,146,961	$593,199
U.S. Treasury obligations	1,003,118	—
Supranational institutions	419,185	405,155
U.S. government-owned corporations	290,058	273,169
Federal funds sold	250,000	1,500,000
GSEs	121,897	115,627
U.S. agency obligations	—	208

Private-Label MBS

Table 11 provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of June 30, 2019, reflect the percentage of subordinated class outstanding balances as of June 30, 2019, to our senior class outstanding balances as of June 30, 2019, weighted by the par value of our respective senior class securities. Average current credit enhancements as of June 30, 2019, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 11 - Private-Label Residential MBS and Home Equity ABS (dollars in thousands)

June 30, 2019
Par value by credit rating
Triple-A	$4,662
Double-A	19,849
Single-A	17,557
Triple-B	19,357
Below Investment Grade
Double-B	12,118
Single-B	20,384
Triple-C	387,755
Double-C	226,561
Single-C	4,730
Single-D	55,045
Unrated	75,833
Total par value	$843,851

Amortized cost	$629,342
Gross unrealized gains	105,619
Gross unrealized losses	(3,359)
Fair value	$731,602

Weighted average percentage of fair value to par value	86.70%
Original weighted average credit support	27.82
Weighted average credit support	7.41
Weighted average collateral delinquency (1)	16.91

_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2018 Annual Report.

As of June 30, 2019, our mortgage loan investment portfolio totaled $4.4 billion, an increase of $121.6 million from December 31, 2018. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

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

Table 12 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2019	December 31, 2018

Massachusetts	58%	57%
Connecticut	10	10
Maine	10	10
All others	22	23
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 13 - Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2019	December 31, 2018
Total par value of government loans past due 90 days or more and still accruing interest	$5,457	$6,433
Nonaccrual loans, par value	10,866	7,960
Troubled debt restructurings (not included above)	6,168	7,199

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of June 30, 2019, we were the beneficiary of PMI coverage of $144.5 million on $553.2 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

At June 30, 2019, and December 31, 2018, deposits totaled $594.8 million and $474.9 million, respectively.

Table 14 - Term Deposits Greater Than $100,000 (dollars in thousands)

	June 30, 2019		December 31, 2018
Term deposits by maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$1,304	2.29%	$—	—%
Over three months through six months	—	—	—	—
Over six months through 12 months	—	—	800	2.34
Greater than 12 months	—	—	—	—
Total par value	$1,304	2.29%	$800	2.34%

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $67.8 million and $22.4 million as of June 30, 2019, and December 31, 2018, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $11.7 million and $255.8 million as of June 30, 2019, and December 31, 2018, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2019, and December 31, 2018. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 15 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2019		December 31, 2018
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,258,479	$(6,606)	$5,343,804	$5,773
	Swaps	Economic	756,800	(33,963)	769,800	(13,144)
Total associated with advances			6,015,279	(40,569)	6,113,604	(7,371)
Available-for-sale securities	Swaps	Fair value	871,915	6,955	611,915	(228,905)
Trading securities	Swaps	Economic	1,050,000	(118)	158,000	(487)
COs	Swaps	Fair value	4,728,550	(10,276)	6,024,980	(54,791)
	Forward starting swaps	Cash Flow	93,000	7	282,000	(753)
Total associated with COs			4,821,550	(10,269)	6,306,980	(55,544)
Total			12,758,744	(44,001)	13,190,499	(292,307)
Mortgage delivery commitments			53,555	192	50,773	339
Total derivatives			$12,812,299	(43,809)	$13,241,272	(291,968)
Accrued interest				1,006		(3,752)
Cash collateral, including related accrued interest				98,850		62,323
Net derivatives				$56,047		$(233,397)
Derivative asset				$67,761		$22,403
Derivative liability				(11,714)		(255,800)
Net derivatives				$56,047		$(233,397)
 _______________________

(1)
As of June 30, 2019 and 2018, embedded derivatives separated from the advance contract with notional amounts of $756.8 million and $769.8 million, respectively, and fair values of $33.8 million and $13.1 million, respectively, are not included in the table.

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

Tables 16 and 17 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $10.0 billion, representing 77.9 percent of all derivatives outstanding as of June 30, 2019. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 16 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	As of June 30, 2019
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,702,901	$3,872	$1,702,901	$(3,644)	1.79%	2.51%	1.53%	2.77%
Due after one year through two years	1,316,663	3,247	1,316,663	(3,086)	2.03	2.49	1.67	2.85
Due after two years through three years	1,188,715	(8,306)	1,188,715	8,190	2.41	2.44	1.97	2.88
Due after three years through four years	505,300	(5,317)	505,300	5,310	2.08	2.49	1.72	2.85
Due after four years through five years	308,650	(3,497)	308,650	3,454	2.31	2.41	1.78	2.94
Thereafter	236,250	383	236,250	(427)	1.87	2.48	1.22	3.13
Total	$5,258,479	$(9,618)	$5,258,479	$9,797	2.05%	2.48%	1.69%	2.84%
_______________________

(1)	Not included in the fair value is $3.0 million of variation margin paid for daily settled contracts.

(2)	Included in the advances hedged amount are $663.2 million of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)
The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2019.

Table 17 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	As of June 30, 2019
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,110,850	$964	$1,110,850	$(1,202)	1.91%	1.97%	2.42%	2.36%
Due after one year through two years	1,099,180	2,038	1,099,180	(2,232)	1.74	1.76	2.44	2.42
Due after two years through three years	1,364,445	3,022	1,364,445	(3,255)	1.90	1.89	2.39	2.40
Due after three years through four years	482,220	1,261	482,220	(1,414)	2.07	2.07	2.42	2.42
Due after four years through five years	180,000	(774)	180,000	724	1.77	1.77	2.36	2.36
Thereafter	491,855	1,854	491,855	(2,369)	2.28	1.94	2.41	2.75
Total	$4,728,550	$8,365	$4,728,550	$(9,748)	1.92%	1.90%	2.41%	2.43%
_______________________

(1)	Not included in the fair value is $18.6 million of variation margin received for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $2.5 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2019.

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

Table 18 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	As of June 30, 2019
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$376,000	$1,624	$(251)	$(1,171)	$202
Cleared derivatives	8,298,354	2,012	63,571	—	65,583

Liability positions with credit exposure:
Uncleared derivatives
Single-A	2,642,900	(31,954)	22,766	10,129	941
Triple-B	276,000	(1,150)	481	704	35
Total derivative positions with counterparties to which we had credit exposure	11,593,254	(29,468)	86,567	9,662	66,761

Mortgage delivery commitments (2)	53,555	200	—	—	200
Total	$11,646,809	$(29,268)	$86,567	$9,662	$66,961

Derivative positions without credit exposure: (3)
Single-A	$827,700
Triple-B	195,790
Total derivative positions without credit exposure	$1,023,490
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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, as well as cash and investment holdings that are primarily high-quality short- and intermediate-term financial instruments.

During the six months ended June 30, 2019, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. Our short-term funding was generally driven by member demand and was achieved primarily through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors continue to view our short-term debt as an asset of choice, which has led to consistently low funding costs compared to those of other high-quality issuers and increased utilization of debt maturing in one year or less.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2019.

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

Liquidity Management Action Triggers. We maintain a liquidity management action trigger pertaining to net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the six months ended June 30, 2019.

Table 19 - Projected Net Cash Flow (dollars in thousands)

As of June 30, 2019
21 Days
Uses of funds
Interest payable	$42,443
Maturing liabilities	9,335,832
Committed asset settlements	101,098
Capital outflow	106,526
MPF delivery commitments	53,555
Gross uses of funds	9,639,454

Sources of funds
Interest receivable	110,725
Maturing or projected amortization of assets	18,081,788
Committed liability settlements	23,079
Cash and due from banks and interest bearing deposits	1,174,729
Other	2,615
Gross sources of funds	19,392,936

Projected net cash flow	$9,753,482

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

We complied with this regulatory requirement at all times during the six months ended June 30, 2019. As of June 30, 2019 and December 31, 2018, we held a surplus of $14.5 billion and $17.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO issuance.

Table 20 - Contingency Liquidity (dollars in thousands)

As of June 30, 2019
5 Business Days
Cumulative uses of funds
Interest payable	$24,401
Maturing liabilities	2,875,068
Committed asset settlements	101,098
Drawdown of standby letters of credit	236,397
Gross uses of funds	3,236,964

Cumulative sources of funds
Interest receivable	76,914
Maturing or amortizing advances	7,835,556
Committed liability settlements	23,079
Other	2,615
Gross sources of funds	7,938,164

Plus: sources of contingency liquidity
Marketable securities	1,701,079
Self-liquidating assets	3,950,000
Cash and due from banks and interest bearing deposits	1,174,729
Marketable securities available for repo	2,965,662
Total sources of contingency liquidity	9,791,470

Net contingency liquidity	$14,492,670

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

We were in compliance with these additional liquidity requirements at all times during the six months ended June 30, 2019.

Balance Sheet Funding Gap Policy. We may use a portion of the short-term COs issued to fund assets with longer terms, including longer-term floating-rate assets. Funding longer-term floating-rate assets with shorter-term liabilities generally does not expose us to significant interest-rate risk because the interest rates on both the floating-rate assets and liabilities typically reset similarly (either through rate resets or re-issuance of the obligations). However, deviations in the cost of our short-term liabilities relative to resetting assets can cause fluctuations in our net interest margin.

Additionally, the Bank is exposed to refinancing risk due to the fact that over certain time horizons, it has more liabilities than assets maturing. In order to manage the Bank’s refinancing risk, we maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected mortgage-related prepayment activity. We measure this difference, or gap, as a percentage of total assets under two different measurement horizons - three months and one year. In conformity with the provisions of the Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 21 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average June 30, 2019	Three-Month Average December 31, 2018

3-month Funding Gap	15%	13%	3.1%	10.6%

1-year Funding Gap	30%	25%	6.7%	12.9%
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

Debt Financing — Consolidated Obligations

At June 30, 2019, and December 31, 2018, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $51.7 billion and $59.0 billion, respectively. CO bonds outstanding for which we are primarily liable at June 30, 2019, and December 31, 2018, include issued callable bonds totaling $4.7 billion and $5.5 billion, respectively.

CO discount notes comprised 51.1 percent and 56.1 percent of the outstanding COs for which we are primarily liable at June 30, 2019, and December 31, 2018, respectively, but accounted for 93.5 percent and 93.8 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2019 and 2018, respectively.

Market Conditions for Consolidated Obligations

Overall, we continued to experience steady demand for COs among investors and our issuance costs during the period covered by this report were consistent with those of recent quarters, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We participated in the FHLBank System’s first SOFR-indexed CO in November 2018.We have seen growing investor demand in SOFR-indexed COs, and we have slowly increased our participation in SOFR-indexed CO issuances throughout 2019. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. In the first half of 2019, COs continued to be issued at yields that were generally at or below equivalent-maturity U.S. dollar LIBOR interest rate swap yields for debt maturing in less than two years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the first half of 2019, CO yields generally moved downward with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies is a potentially important factor that could continue to shape investor demand for debt, including COs, in 2019. Moreover, potential increases in U.S. Treasury security issuance in response to higher fiscal deficits or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at June 30, 2019, was $3.2 billion compared with $3.6 billion at year-end 2018.

Capital stock decreased $533.6 million from December 31, 2018 to $2.0 billion at June 30, 2019, resulting from capital stock repurchases of $1.4 billion offset by the issuance of $836.5 million of capital stock to support new advances borrowings by members. The decrease in capital stock was primarily attributable to the decrease in advances and reduction in membership stock investment requirement.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2019, as discussed in Item 1 — Notes to Financial Statements — Note 15 — Capital.

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

Table 22 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	June 30, 2019	December 31, 2018
Past redemption date (1)	$3,765	$4,076
Due in one year or less	13,200	27,379
Due after one year through two years	—	—
Due after two years through three years	92	—
Due after three years through four years	30	363
Due after four years through five years	10	40
Thereafter (2)	10	10
Total	$17,107	$31,868
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

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 17, 2019, the Director of the FHFA notified us that, based on March 31, 2019 financial information, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.1 percent at June 30, 2019.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2019, this internal minimum capital requirement equaled $2.8 billion, which was satisfied by our actual regulatory capital of $3.4 billion.

Minimum Retained Earnings Target

At June 30, 2019, we had total retained earnings of $1.4 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 23 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2019	$420,583	$1,485,229	$1,905,833	$2,012,359	$106,526
December 31, 2018	755,723	1,716,251	2,471,996	2,560,722	88,726
_______________________

(1)	Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

As of June 30, 2019, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

CFTC Advisory on Initial Margin Documentation Requirements. On July 9, 2019, the CFTC issued an advisory (the Advisory) on its Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants (the Margin Rules), to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the aggregate unmargined exposure to a counterparty (and its margin affiliates) exceeds a threshold of $50 million. The Margin Rules provide that covered swap entities under the Margin Rules, or non-prudentially regulated swap dealers, are required to post and collect initial margin with counterparties that are swap dealers or financial end users with material swaps exposure, as defined under the rule. The Margin Rules, however, contain an initial margin threshold amount of $50 million between a covered swap entity (and its margin affiliates) on the one hand, and its counterparty (and its margin affiliates) on the other hand. The Advisory clarifies that no initial margin documentation is required until the amount of initial margin exchangeable between a covered swap entity (and its margin affiliates) and its counterparty (and its margin affiliates) exceeds the initial margin threshold amount of $50 million. The Advisory does, however, instruct covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached. The Bank does not currently anticipate being in scope for initial margin requirements as of September 1, 2020.

SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships. On July 5, 2019, the SEC published a final rule, effective October 3, 2019 (Final Rule), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing ten percent bright-line shareholder ownership test with a “significant influence” test; and adds a “known through reasonable inquiry” standard with respect to identifying beneficial owners of the audit client’s equity securities.

Under the existing loan rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question if it or a covered person in the accounting firm receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client. The Final Rule replaces the existing ten percent bright-line test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in the FASB Accounting Standards Codification® Topic 323.

Under the Final Rule, with certain exceptions, the receipt of a loan from the beneficial owner of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor. The analysis, which would be based on the facts and circumstances, would focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.

We continue to analyze the potential impact of the Final Rule but currently expect the rule to resolve the matters we discussed in Item 9B — Other Information in the 2018 Annual Report.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at June 30, 2019, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.6 billion, compared with $14.9 billion at December 31, 2018);

•
the issuance of COs with embedded call options to mitigate interest-rate risk of our debt (at June 30, 2019, fixed-rate callable debt not hedged by interest-rate swaps amounted to $2.2 billion compared with $2.1 billion at December 31, 2018);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $4.7 billion, or 18.8 percent of our total outstanding CO bonds at June 30, 2019, compared with $6.0 billion, or 23.2 percent of total outstanding CO bonds, at December 31, 2018);

•
the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $6.0 billion, or 16.2 percent of our total outstanding advances at June 30, 2019, compared with $6.1 billion, or 14.1 percent of total outstanding advances, at December 31, 2018);

•
the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate and any optionality embedded in the security, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $871.9 million, or 17.3 percent of our total outstanding available-for-sale securities at June 30, 2019, compared with $611.9 million, or 10.7 percent of total outstanding available-for-sale securities, at December 31, 2018);

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity;

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments; and

•
the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at June 30, 2019, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $93.0 million compared to $282.0 million at December 31, 2018).

Our strategies and techniques are more fully discussed under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2018 Annual Report.

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

Table 24 - Interest Rate / Market-Rate Risk Metrics

Interest/Market-Rate Risk Metric	June 30, 2019	December 31, 2018	Target, Limit or Management Action Trigger
MVE	$3.3 billion	$3.9 billion	None
MVE/BVE	105%	107%	None
MVE/Par Stock	166%	152%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	5.9%	6.1%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$162.6 million	$187.2 million	Maintain below $275.0 million (management action trigger) and $350.0 million (limit)
Duration of Equity	-2.15 years	-0.32 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(6.6)%	(5.9)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	-1.53 months	-0.23 months	None

Value at Risk. The table below presents the historical simulation VaR estimate as of June 30, 2019, and December 31, 2018, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 6-month time horizon that is measured monthly beginning with the most current month-end and going back to 1992.

Table 25 - Value-at-Risk (dollars in millions)

	Value-at-Risk (Gain) Loss Exposure (1)
	June 30, 2019		December 31, 2018
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	(0.11)%	$(3.7)	0.16%	$6.4
75%	0.84	28.0	1.08	41.9
95%	2.42	80.8	3.25	126.4
99%	4.86	162.6	4.81	187.2
_______________________

(1)
To be consistent with FHFA guidance, we have excluded VaR stress scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)	Loss exposure is expressed as a percentage of base MVE.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. Beginning in 2017, changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential, additional other-than-temporary impairment charges. Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on three-month LIBOR over a 12-month horizon in a variety of assumed interest-rate shock scenarios. The results of this analysis for June 30, 2019, showed that in the base case our RORC was 205 basis points over three-month LIBOR, and in the worst case fell 118 basis points to 87 basis points over three-month LIBOR in the down 300 basis point scenario. For December 31, 2018, the results of this analysis showed that in the base case our RORC was 203 basis points over three-month LIBOR, and in the worst case fell 117 basis points to 86 basis points over three-month LIBOR in the down 300 basis point scenario. In both the first quarter of 2019 and throughout 2018, our RORC spread to three-month LIBOR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in millions).

Table 26 - Market and Interest-Rate Risk Metrics (dollars in millions)

	June 30, 2019
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,137	$3,125	$3,214	$3,345	$3,362	$3,318	$3,252
Percent change in MVE from base	(6.2)%	(6.6)%	(3.9)%	—%	0.5%	(0.8)%	(2.8)%
MVE/BVE	98%	98%	101%	105%	105%	104%	102%
MVE/Par Stock	156%	155%	160%	166%	167%	165%	162%
Duration of Equity	+0.10 years	+1.42 years	-5.28 years	-2.15 years	+0.65 years	+1.66 years	+2.17 years
Return on Regulatory Capital less 3-month LIBOR	0.87%	0.86%	1.50%	2.05%	2.54%	2.66%	2.69%
Net income percent change from base	(78.06)%	(77.32)%	(39.66)%	—%	38.22%	67.33%	93.94%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2018
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,628	$3,661	$3,829	$3,891	$3,869	$3,819	$3,755
Percent change in MVE from base	(6.8)%	(5.9)%	(1.6)%	—%	(0.6)%	(1.9)%	(3.5)%
MVE/BVE	100%	101%	105%	107%	106%	105%	103%
MVE/Par Stock	142%	143%	150%	152%	151%	149%	147%
Duration of Equity	- 0.61 years	-5.50 years	-3.03 years	-0.32 years	+1.05 years	+1.50 years	+1.90 years
Return on Regulatory Capital less 3-month LIBOR	0.86%	1.01%	1.67%	2.03%	2.13%	2.10%	2.01%
Net income percent change from base	(82.41)%	(64.03)%	(29.11)%	—%	23.63%	44.57%	64.22%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of June 30, 2019. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Item 3 — Legal Proceedings in the 2018 Annual Report and in Part II, Item 1 — Legal Proceedings in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on May 9, 2019.

We continue our private-label MBS litigation against the following entities and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Credit Suisse (USA), Inc.; Nomura Holding America, Inc.; and RBS Holdings USA Inc. In addition, our action against Moody’s Investors Service, Inc. and Moody’s Corporation relating to certain of our private label MBS holdings is ongoing. In that action, on March 26, 2019, an order of the New York Supreme Court was entered granting in part and denying in part the defendants’ motion to dismiss. On July 3, 2019, Moody’s Investors Service, Inc., and Moody’s Corporation filed a brief in support of their appeal of that order with the New York Supreme Court Appellate Division.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 8, 2019	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
August 8, 2019	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer