Form 10-Q
period 2019-09-30
Federal Home Loan Bank of Boston
filed 2019-11-08
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of October 31, 2019
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	17,295,615

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$20,139	$10,431
Interest-bearing deposits	327,851	593,199
Securities purchased under agreements to resell	3,900,000	6,499,000
Federal funds sold	—	1,500,000
Investment securities:
Trading securities	1,536,880	163,038
Available-for-sale securities - includes $3,025 pledged as collateral at December 31, 2018 that may be repledged	6,707,850	5,849,944
Held-to-maturity securities - includes $692 and $3,456 pledged as collateral at September 30, 2019, and December 31, 2018, respectively that may be repledged (a)	1,120,439	1,295,023
Total investment securities	9,365,169	7,308,005
Advances	38,539,591	43,192,222
Mortgage loans held for portfolio, net of allowance for credit losses of $500 at September 30, 2019, and December 31, 2018	4,459,120	4,299,402
Accrued interest receivable	109,324	112,751
Derivative assets, net	122,522	22,403
Other assets	80,244	55,904
Total Assets	$56,923,960	$63,593,317
LIABILITIES
Deposits
Interest-bearing	$565,099	$448,247
Non-interest-bearing	60,774	26,631
Total deposits	625,873	474,878
Consolidated obligations (COs):
Bonds	25,864,142	25,912,684
Discount notes	26,896,215	33,065,822
Total consolidated obligations	52,760,357	58,978,506
Mandatorily redeemable capital stock	17,107	31,868
Accrued interest payable	128,489	112,043
Affordable Housing Program (AHP) payable	83,046	83,965
Derivative liabilities, net	12,027	255,800
Other liabilities	60,634	48,898
Total liabilities	53,687,533	59,985,958
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 20,317 shares and 25,289 shares issued and outstanding at September 30, 2019, and December 31, 2018, respectively	2,031,651	2,528,854
Retained earnings:
Unrestricted	1,085,463	1,084,342
Restricted	335,110	310,670
Total retained earnings	1,420,573	1,395,012
Accumulated other comprehensive loss	(215,797)	(316,507)
Total capital	3,236,427	3,607,359
Total Liabilities and Capital	$56,923,960	$63,593,317
_______________________________________
(a)   Fair values of held-to-maturity securities were $1,333,568 and $1,528,929 at September 30, 2019, and December 31, 2018, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Advances	$204,511	$226,546	$676,257	$617,916
Prepayment fees on advances, net	329	(2)	31,066	161
Securities purchased under agreements to resell	28,121	20,865	104,192	44,494
Federal funds sold	8,603	29,329	46,158	81,126
Investment securities:
Trading securities	7,918	1,934	12,165	6,947
Available-for-sale securities	27,657	35,532	70,603	113,531
Held-to-maturity securities	16,396	19,525	52,287	57,622
Total investment securities	51,971	56,991	135,055	178,100
Mortgage loans held for portfolio	36,990	33,967	111,946	100,774
Other	7,014	1,122	16,097	2,270
Total interest income	337,539	368,818	1,120,771	1,024,841
INTEREST EXPENSE
Consolidated obligations:
Bonds	152,814	142,086	458,346	397,843
Discount notes	126,465	147,463	455,657	385,804
Total consolidated obligations	279,279	289,549	914,003	783,647
Deposits	1,638	1,337	5,252	3,600
Mandatorily redeemable capital stock	248	472	814	1,427
Other borrowings	—	—	27	38
Total interest expense	281,165	291,358	920,096	788,712
NET INTEREST INCOME	56,374	77,460	200,675	236,129
Provision for credit losses	48	—	63	6
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	56,326	77,460	200,612	236,123
OTHER INCOME (LOSS)
Net other-than-temporary impairment losses on investment securities, credit portion	(411)	(71)	(828)	(407)
Litigation settlements	3	12,769	3	12,769
Loss on early extinguishment of debt	(164)	—	(10,029)	—
Service fees	3,438	2,719	9,731	7,538
Net unrealized (losses) gains on trading securities	(162)	(714)	892	(3,702)
Net (losses) gains on derivatives and hedging activities	(657)	487	(1,071)	2,085
Other	23	(82)	311	340
Total other income (loss)	2,070	15,108	(991)	18,623
OTHER EXPENSE
Compensation and benefits	10,151	10,309	30,338	31,085
Other operating expenses	5,928	5,818	18,464	17,992
Federal Housing Finance Agency (the FHFA)	989	832	2,967	2,593
Office of Finance	924	911	2,541	2,538
Other	4,679	2,788	9,437	8,090
Total other expense	22,671	20,658	63,747	62,298
INCOME BEFORE ASSESSMENTS	35,725	71,910	135,874	192,448
AHP assessments	3,597	7,238	13,669	19,387
NET INCOME	$32,128	$64,672	$122,205	$173,061

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$32,128	$64,672	$122,205	$173,061
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	14,367	(8,690)	84,725	(54,280)
Net noncredit portion of other-than-temporary impairment recoveries on held-to-maturity securities	6,021	7,133	18,537	22,155
Net unrealized gains (losses) relating to hedging activities	1,002	3,526	(2,903)	17,229
Pension and postretirement benefits	175	(392)	526	(1,177)
Total other comprehensive income (loss)	21,565	1,577	100,885	(16,073)
Comprehensive income	$53,693	$66,249	$223,090	$156,988

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, JUNE 30, 2018	24,801	$2,480,110	$1,067,943	$288,994	$1,356,937	$(344,590)	$3,492,457
Comprehensive income			51,738	12,934	64,672	1,577	66,249
Proceeds from sale of capital stock	4,356	435,553					435,553
Repurchase of capital stock	(4,388)	(438,787)					(438,787)
Cash dividends on capital stock			(35,143)		(35,143)		(35,143)
BALANCE, SEPTEMBER 30, 2018	24,769	$2,476,876	$1,084,538	$301,928	$1,386,466	$(343,013)	$3,520,329

BALANCE, JUNE 30, 2019	19,953	$1,995,252	$1,087,641	$328,685	$1,416,326	$(237,362)	$3,174,216
Comprehensive income			25,703	6,425	32,128	21,565	53,693
Proceeds from sale of capital stock	5,750	574,991					574,991
Repurchase of capital stock	(5,386)	(538,592)					(538,592)
Cash dividends on capital stock			(27,881)		(27,881)		(27,881)
BALANCE, SEPTEMBER 30, 2019	20,317	$2,031,651	$1,085,463	$335,110	$1,420,573	$(215,797)	$3,236,427

BALANCE, DECEMBER 31, 2017	22,837	$2,283,721	$1,041,033	$267,316	$1,308,349	$(326,940)	$3,265,130
Comprehensive income			138,449	34,612	173,061	(16,073)	156,988
Proceeds from sale of capital stock	13,115	1,311,464					1,311,464
Repurchase of capital stock	(11,180)	(1,118,018)					(1,118,018)
Shares reclassified to mandatorily redeemable capital stock	(3)	(291)					(291)
Cash dividends on capital stock			(94,944)		(94,944)		(94,944)
BALANCE, SEPTEMBER 30, 2018	24,769	$2,476,876	$1,084,538	$301,928	$1,386,466	$(343,013)	$3,520,329

BALANCE, DECEMBER 31, 2018	25,289	$2,528,854	$1,084,342	$310,670	$1,395,012	$(316,507)	$3,607,359
Cumulative effect of change in accounting principle			175		175	(175)	—
Comprehensive income			97,765	24,440	122,205	100,885	223,090
Proceeds from sale of capital stock	14,115	1,411,495					1,411,495
Repurchase of capital stock	(19,087)	(1,908,698)					(1,908,698)
Cash dividends on capital stock			(96,819)		(96,819)		(96,819)
BALANCE, SEPTEMBER 30, 2019	20,317	$2,031,651	$1,085,463	$335,110	$1,420,573	$(215,797)	$3,236,427

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$122,205	$173,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(2,678)	(5,205)
Provision for credit losses	63	6
Net change in derivatives and hedging activities	(339,823)	62,198
Net other-than-temporary impairment losses on investment securities, credit portion	828	407
Loss on early extinguishment of debt	10,029	—
Other adjustments	4,306	4,057
Net change in:
Market value of trading securities	(892)	3,702
Accrued interest receivable	3,427	(8,366)
Other assets	(3,578)	(19,509)
Accrued interest payable	16,445	28,618
Other liabilities	(622)	9,183
Total adjustments	(312,495)	75,091
Net cash (used in) provided by operating activities	(190,290)	248,152

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	173,526	(442,598)
Securities purchased under agreements to resell	2,599,000	(150,000)
Federal funds sold	1,500,000	(2,200,000)
Loans to other FHLBanks	—	400,000
Trading securities:
Proceeds	133,757	767,897
Purchases	(1,506,707)	(749,072)
Available-for-sale securities:
Proceeds	1,323,624	979,365
Purchases	(2,019,222)	(3,150)
Held-to-maturity securities:
Proceeds	209,055	283,819
Advances to members:
Repaid	381,261,806	508,490,355
Originated	(376,495,340)	(511,902,406)
Mortgage loans held for portfolio:
Proceeds	367,755	320,586
Purchases	(534,974)	(517,010)
Other investing activities	(518)	1,907
Net cash provided by (used in) investing activities	7,011,762	(4,720,307)

FINANCING ACTIVITIES
Net change in deposits	150,755	9,013
Net payments on derivatives with a financing element	(73,773)	—
Net proceeds from issuance of consolidated obligations:

Discount notes	109,846,074	149,554,769
Bonds	8,410,772	8,128,518
Payments for maturing and retiring consolidated obligations:
Discount notes	(116,012,506)	(143,869,342)
Bonds	(8,524,303)	(9,661,015)
Proceeds from issuance of capital stock	1,411,495	1,311,464
Payments for repurchase of capital stock	(1,908,698)	(1,118,018)
Payments for redemption of mandatorily redeemable capital stock	(14,761)	(4,346)
Cash dividends paid	(96,819)	(94,947)
Net cash (used in) provided by financing activities	(6,811,764)	4,256,096
Net increase (decrease) in cash and due from banks	9,708	(216,059)
Cash and due from banks at beginning of the period	10,431	261,673
Cash and due from banks at end of the period	$20,139	$45,614
Supplemental disclosures:
Interest paid	$929,581	$754,566
AHP payments	$11,995	$13,384
Noncash receipt of trading securities	$—	$7,130
Noncash transfers of mortgage loans held for portfolio to other assets	$1,555	$1,413
Lease liabilities arising from obtaining right-of-use assets	$12,571	$—

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

Note 2 — Summary of Significant Accounting Policies

As of September 30, 2019, we have not made any significant changes to the significant accounting policies described in Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies in the 2018 Annual Report other than described below. These changes relate to the Financial Accounting Standards Board (FASB) guidance that became effective January 1, 2019 for Targeted Improvements to Accounting for Hedging Activities as well as for Leases. See Note 3 — Recently Issued and Adopted Accounting Guidance for additional information.

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At September 30, 2019, we included in the statement of condition $10.9 million of lease right-of-use assets in other assets as well as $11.1 million of lease liabilities in other liabilities. We have recognized lease costs in the other operating expense line of the statement of operations of $646,000 and $1.9 million for the three and nine months ended September 30, 2019.

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

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee of operating or finance leases to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. The guidance became effective for us on January 1, 2019. Upon adoption of the new guidance, we recognized right-of-use assets and lease liabilities of approximately $11.9 million and $12.5 million, respectively, on the statement of condition. See Note 2 — Summary of Significant Accounting Policies for additional information.

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
The overall effect on our financial condition, results of operations, and cash flows will depend upon the composition of our financial assets held at the date of adoption as well as the economic conditions and forecasts at that time. However, based on our preliminary assessment, the adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows.
Note 4 — Trading Securities

Table 4.1 - Trading Securities by Major Security Type (dollars in thousands)

	September 30, 2019	December 31, 2018
Corporate bonds	$6,211	$6,102
U.S. Treasury obligations	1,508,289	—
	1,514,500	6,102

Mortgage backed securities (MBS)
U.S. government-guaranteed – single-family	4,371	5,344
Government sponsored enterprise (GSE) – single-family	96	148
GSE – multifamily	17,913	151,444
	22,380	156,936
Total	$1,536,880	$163,038

Net unrealized gains or losses on trading securities for the nine months ended September 30, 2019 and 2018, amounted to net gains of $892 thousand and net losses of $3.7 million, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 5 — Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	September 30, 2019
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State housing-finance-agency obligations (HFA securities)	$59,720	$—	$(3,855)	$55,865
Supranational institutions	440,326	—	(15,216)	425,110
U.S. government-owned corporations	339,744	—	(33,785)	305,959
GSE	136,707	—	(8,612)	128,095
	976,497	—	(61,468)	915,029
MBS
U.S. government guaranteed – single-family	63,632	10	(1,650)	61,992
U.S. government guaranteed – multifamily	318,310	—	(1,425)	316,885
GSE – single-family	2,889,264	6,585	(12,164)	2,883,685
GSE – multifamily	2,528,380	4,473	(2,594)	2,530,259
	5,799,586	11,068	(17,833)	5,792,821
Total	$6,776,083	$11,068	$(79,301)	$6,707,850

	December 31, 2018
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$55,500	$—	$(5,899)	$49,601
Supranational institutions	419,222	—	(14,067)	405,155
U.S. government-owned corporations	297,729	—	(24,560)	273,169
GSE	122,423	—	(6,796)	115,627
	894,874	—	(51,322)	843,552
MBS
U.S. government guaranteed – single-family	79,075	20	(3,437)	75,658
U.S. government guaranteed – multifamily	368,103	—	(6,969)	361,134
GSE – single-family	3,649,964	681	(88,486)	3,562,159
GSE – multifamily	1,010,886	168	(3,613)	1,007,441
	5,108,028	869	(102,505)	5,006,392
Total	$6,002,902	$869	$(153,827)	$5,849,944
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

Table 5.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	September 30, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$12,605	$(1,265)	$43,260	$(2,590)	$55,865	$(3,855)
Supranational institutions	—	—	425,110	(15,216)	425,110	(15,216)
U.S. government-owned corporations	—	—	305,959	(33,785)	305,959	(33,785)
GSE	—	—	128,095	(8,612)	128,095	(8,612)
	12,605	(1,265)	902,424	(60,203)	915,029	(61,468)

MBS
U.S. government guaranteed – single-family	12,130	(7)	48,463	(1,643)	60,593	(1,650)
U.S. government guaranteed – multifamily	—	—	316,885	(1,425)	316,885	(1,425)
GSE – single-family	43,825	(64)	1,733,458	(12,100)	1,777,283	(12,164)
GSE – multifamily	966,554	(1,852)	184,846	(742)	1,151,400	(2,594)
	1,022,509	(1,923)	2,283,652	(15,910)	3,306,161	(17,833)
Total temporarily impaired	$1,035,114	$(3,188)	$3,186,076	$(76,113)	$4,221,190	$(79,301)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$11,118	$(1,682)	$38,483	$(4,217)	$49,601	$(5,899)
Supranational institutions	—	—	405,155	(14,067)	405,155	(14,067)
U.S. government-owned corporations	—	—	273,169	(24,560)	273,169	(24,560)
GSE	—	—	115,627	(6,796)	115,627	(6,796)
	11,118	(1,682)	832,434	(49,640)	843,552	(51,322)
MBS
U.S. government guaranteed – single-family	—	—	57,679	(3,437)	57,679	(3,437)
U.S. government guaranteed – multifamily	—	—	361,134	(6,969)	361,134	(6,969)
GSE – single-family	53,122	(388)	3,417,076	(88,098)	3,470,198	(88,486)
GSE – multifamily	902,850	(3,613)	—	—	902,850	(3,613)
	955,972	(4,001)	3,835,889	(98,504)	4,791,861	(102,505)
Total temporarily impaired	$967,090	$(5,683)	$4,668,323	$(148,144)	$5,635,413	$(153,827)

Table 5.3 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	September 30, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,600	$7,511	$—	$—
Due after one year through five years	47,900	44,632	55,500	49,601
Due after five years through 10 years	493,829	477,098	465,248	450,102
Due after 10 years	427,168	385,788	374,126	343,849
	976,497	915,029	894,874	843,552
MBS (1)	5,799,586	5,792,821	5,108,028	5,006,392
Total	$6,776,083	$6,707,850	$6,002,902	$5,849,944
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 6 — Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	September 30, 2019
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$91,460	$—	$91,460	$—	$(4,860)	$86,600

MBS
U.S. government guaranteed – single-family	7,258	—	7,258	140	—	7,398
GSE – single-family	329,147	—	329,147	6,072	(195)	335,024
GSE – multifamily	200,961	—	200,961	1,363	—	202,324
Private-label	602,230	(110,617)	491,613	212,405	(1,796)	702,222
	1,139,596	(110,617)	1,028,979	219,980	(1,991)	1,246,968
Total	$1,231,056	$(110,617)	$1,120,439	$219,980	$(6,851)	$1,333,568

	December 31, 2018
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$208	$—	$208	$—	$—	$208
HFA securities	104,465	—	104,465	4	(4,612)	99,857
	104,673	—	104,673	4	(4,612)	100,065
MBS
U.S. government guaranteed – single-family	8,173	—	8,173	158	—	8,331
GSE – single-family	412,639	—	412,639	6,861	(1,389)	418,111
GSE – multifamily	209,786	—	209,786	1,728	—	211,514
Private-label	688,905	(129,153)	559,752	234,083	(2,927)	790,908
	1,319,503	(129,153)	1,190,350	242,830	(4,316)	1,428,864
Total	$1,424,176	$(129,153)	$1,295,023	$242,834	$(8,928)	$1,528,929

Table 6.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	September 30, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$6,196	$(9)	$80,404	$(4,851)	$86,600	$(4,860)

MBS
GSE – single-family	16,059	(39)	19,769	(156)	35,828	(195)
Private-label	11,232	(145)	89,083	(2,936)	100,315	(3,081)
	27,291	(184)	108,852	(3,092)	136,143	(3,276)
Total	$33,487	$(193)	$189,256	$(7,943)	$222,743	$(8,136)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$6,196	$(9)	$92,822	$(4,603)	$99,018	$(4,612)

MBS
GSE – single-family	69,377	(580)	52,237	(809)	121,614	(1,389)
Private-label	25,680	(331)	114,937	(4,587)	140,617	(4,918)
	95,057	(911)	167,174	(5,396)	262,231	(6,307)
Total	$101,253	$(920)	$259,996	$(9,999)	$361,249	$(10,919)

Table 6.3 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	September 30, 2019			December 31, 2018
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$1,043	$1,043	$1,047
Due after one year through five years	6,205	6,205	6,196	6,205	6,205	6,196
Due after five years through 10 years	16,145	16,145	15,922	16,865	16,865	16,639
Due after 10 years	69,110	69,110	64,482	80,560	80,560	76,183
	91,460	91,460	86,600	104,673	104,673	100,065
MBS (2)	1,139,596	1,028,979	1,246,968	1,319,503	1,190,350	1,428,864
Total	$1,231,056	$1,120,439	$1,333,568	$1,424,176	$1,295,023	$1,528,929
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

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at September 30, 2019. At September 30, 2019, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, and we do not consider these investments to be other-than-temporarily impaired at September 30, 2019.

Private-Label Residential MBS and Asset-Backed Securities (ABS) Backed by Home Equity Loans. For those securities for which a credit loss was recognized during the three months ended September 30, 2019, Table 7.1 presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS.

Table 7.1 - Significant Inputs and Current Credit Enhancement for Securities with a Current Period Credit Loss (dollars in thousands)

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Private-label residential MBS - Alt-A (1)	$45,287	12.9%	23.7%	57.9%	3.8%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

Table 7.2 - Total MBS Other-than-Temporarily Impaired During the Life of the Security (dollars in thousands)

	September 30, 2019
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$20,881	$17,751	$14,089	$19,541
Private-label residential MBS – Alt-A	715,269	511,623	404,682	611,578
ABS backed by home equity loans – Subprime	143	135	121	135
Total other-than-temporarily impaired securities	$736,293	$529,509	$418,892	$631,254

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

Table 7.3 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$407,947	$437,315	$422,035	$452,523
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	—	128	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized	411	71	700	407
Reductions:
Securities matured during the period	—	—	(485)	—
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income	(6,881)	(7,997)	(20,901)	(23,541)
Balance at end of period	$401,477	$429,389	$401,477	$429,389

Note 8 — Advances

General Terms. At September 30, 2019, and December 31, 2018, we had advances outstanding with interest rates ranging from (0.19) percent to 7.72 percent and 0.00 percent to 7.72 percent. Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

Table 8.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	September 30, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$379	2.35%	$12,332	2.88%
Due in one year or less	25,276,169	2.27	24,029,592	2.48
Due after one year through two years	5,778,629	2.38	11,413,640	2.55
Due after two years through three years	2,942,922	2.35	2,832,290	2.47
Due after three years through four years	1,960,276	2.74	1,648,076	2.37
Due after four years through five years	1,510,908	2.34	1,980,468	2.24
Thereafter	1,032,468	2.84	1,351,987	2.99
Total par value	38,501,751	2.33%	43,268,385	2.50%
Premiums	14,699		13,347
Discounts	(39,007)		(38,036)
Fair value of bifurcated derivatives (1)	36,864		13,051
Hedging adjustments	25,284		(64,525)
Total	$38,539,591		$43,192,222

_________________________

(1)	At September 30, 2019, and December 31, 2018, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

Table 8.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (dollars in thousands)

	September 30, 2019	December 31, 2018
Overdrawn demand-deposit accounts	$379	$12,332
Due in one year or less	28,864,944	32,748,467
Due after one year through two years	3,278,629	3,913,640
Due after two years through three years	2,723,322	2,672,290
Due after three years through four years	1,510,076	1,261,176
Due after four years through five years	1,113,833	1,362,468
Thereafter	1,010,568	1,298,012
Total par value	$38,501,751	$43,268,385

Table 8.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

Year of Contractual Maturity or Next Put Date, Par Value	September 30, 2019	December 31, 2018
Overdrawn demand-deposit accounts	$379	$12,332
Due in one year or less	26,448,169	25,199,892
Due after one year through two years	5,843,629	11,652,840
Due after two years through three years	2,809,922	2,834,790
Due after three years through four years	1,121,776	1,367,576
Due after four years through five years	1,404,908	1,152,468
Thereafter	872,968	1,048,487
Total par value	$38,501,751	$43,268,385

Table 8.4 - Advances by Current Interest Rate Terms (dollars in thousands)

Par value of advances	September 30, 2019	December 31, 2018
Fixed-rate	$33,894,397	$33,570,278
Variable-rate	4,607,354	9,698,107
Total par value	$38,501,751	$43,268,385

Credit-Risk Exposure and Security Terms. Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At September 30, 2019, and December 31, 2018, we had $14.6 billion and $16.4 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five and six borrowers at September 30, 2019, and December 31, 2018, representing 38.0 percent and 37.9 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 10 — Allowance for Credit Losses.

Prepayment Fees.

Table 8.5 - Advances Prepayment Fees (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Prepayment fees received from borrowers	$206	$8	$29,061	$73
Hedging fair-value adjustments on prepaid advances	(90)	150	1,836	248
Net (premiums) discounts associated with prepaid advances	—	(160)	157	(160)
Deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	—	—	(201)	—
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	213	—	213	—
Advance prepayment fees recognized in income, net	$329	$(2)	$31,066	$161

Note 9 — Mortgage Loans Held for Portfolio

We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program. These mortgage loans are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced, directly or indirectly, by the related entity that sold the loan (a participating financial institution), as is the case with conventional mortgage loans. All such investments are held for portfolio.

Table 9.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	September 30, 2019	December 31, 2018
Real estate
Fixed-rate 15-year single-family mortgages	$350,088	$392,128
Fixed-rate 20- and 30-year single-family mortgages	4,039,538	3,839,078
Premiums	67,533	67,671
Discounts	(1,680)	(1,800)
Deferred derivative gains, net	4,141	2,825
Total mortgage loans held for portfolio	4,459,620	4,299,902
Less: allowance for credit losses	(500)	(500)
Total mortgage loans, net of allowance for credit losses	$4,459,120	$4,299,402

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	September 30, 2019	December 31, 2018
Conventional mortgage loans	$4,086,247	$3,902,555
Government mortgage loans	303,379	328,651
Total par value	$4,389,626	$4,231,206

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

At September 30, 2019, and December 31, 2018, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to secured member credit products during the nine months ended September 30, 2019, and 2018.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at September 30, 2019, and December 31, 2018. At September 30, 2019, and December 31, 2018, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2019, and December 31, 2018. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

Conventional Mortgage Loans Held for Portfolio

For information on conventional mortgage loans held for portfolio see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. Table 10.1 sets forth certain key credit quality indicators for our investments in mortgage loans at September 30, 2019, and December 31, 2018 (dollars in thousands):

Table 10.1 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2019
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$27,042	$11,857	$38,899
Past due 60-89 days delinquent	6,217	3,310	9,527
Past due 90 days or more delinquent	8,540	5,498	14,038
Total past due	41,799	20,665	62,464
Total current loans	4,129,846	290,450	4,420,296
Total mortgage loans	$4,171,645	$311,115	$4,482,760
Other delinquency statistics
In process of foreclosure, included above (1)	$3,212	$2,222	$5,434
Serious delinquency rate (2)	0.21%	1.77%	0.32%
Past due 90 days or more still accruing interest	$—	$5,498	$5,498
Loans on nonaccrual status (3)	$9,605	$—	$9,605
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

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

Credit Enhancements.

For additional information see Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2018 Annual Report.

Allowance for Credit Losses on Mortgage Loans. Table 10.2 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2019 and 2018, as well as the recorded investment in mortgage loans by impairment methodology at September 30, 2019 and 2018. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 10.2 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Allowance for credit losses
Balance, beginning of period	$500	$500	$500	$500
Charge-offs	(48)	—	(63)	(6)
Provision for credit losses	48	—	63	6
Balance, end of period	$500	$500	$500	$500
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$500	$500	$500	$500
Recorded investment, end of period (1)
Individually evaluated for impairment	$14,952	$15,671	$14,952	$15,671
Collectively evaluated for impairment	$4,156,693	$3,852,352	$4,156,693	$3,852,352
_________________________

(1)
These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Note 11 — Derivatives and Hedging Activities

Table 11.1 - Fair Value of Derivative Instruments (dollars in thousands)

	September 30, 2019			December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$11,975,948	$8,537	$(14,994)	$11,980,699	$12,811	$(296,324)
Forward-start interest-rate swaps	44,000	1	(6)	282,000	—	(753)
Total derivatives designated as hedging instruments	12,019,948	8,538	(15,000)	12,262,699	12,811	(297,077)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	2,210,800	80	(37,526)	927,800	682	(12,475)
Mortgage-delivery commitments (1)	38,486	65	(22)	50,773	339	—
Total derivatives not designated as hedging instruments	2,249,286	145	(37,548)	978,573	1,021	(12,475)
Total notional amount of derivatives	$14,269,234			$13,241,272
Total derivatives before netting and collateral adjustments		8,683	(52,548)		13,832	(309,552)
Netting adjustments and cash collateral, including related accrued interest (2)		113,839	40,521		8,571	53,752
Derivative assets and derivative liabilities		$122,522	$(12,027)		$22,403	$(255,800)

_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $154.6 million and $62.8 million at September 30, 2019, and December 31, 2018, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $231 thousand and $471 thousand at September 30, 2019, and December 31, 2018, respectively.

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

Tables 11.2 and 11.3 presents the net gains (losses) on qualifying fair-value and cash flow hedging relationships. Beginning on January 1, 2019, gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 11.2 - Net Gains (Losses) on Fair Value Hedging Relationships (dollars in thousands)

	For the Three Months Ended September 30, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$204,511	$27,657	$(152,814)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(16,059)	$(63,779)	$3,064
Hedged items	15,487	61,961	(2,623)
Net changes in fair value before price alignment interest	(572)	(1,818)	441
Price alignment interest(1)	852	1,046	(7)
Net interest settlements on derivatives(2)(3)	8,304	(4,856)	(2,706)
Net gains (losses) on qualifying fair-value hedging relationships	8,584	(5,628)	(2,272)
Amortization/accretion of discontinued fair-value hedging relationships	(562)	—	690
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$8,022	$(5,628)	$(1,582)

	For the Three Months Ended September 30, 2018
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$226,546	$35,532	$(142,086)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(1,975)	$19,287	$(3,069)
Hedged items	1,855	(18,832)	3,479
Net changes in fair value	(120)	455	410
Net interest settlements on derivatives(2)(3)	15,769	(6,200)	(8,787)
Amortization/accretion of active hedging relationships	(188)	—	—
Net gains (losses) on qualifying fair-value hedging relationships	15,461	(5,745)	(8,377)
Amortization/accretion of discontinued fair-value hedging relationships	(343)	—	1,003
Less: net changes in fair value(4)	120	(455)	(411)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$15,238	$(6,200)	$(7,785)

	For the Nine Months Ended September 30, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$676,257	$70,603	$(458,346)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(89,199)	$(118,501)	$72,386
Hedged items	89,809	112,346	(73,192)
Net changes in fair value before price alignment interest	610	(6,155)	(806)
Price alignment interest(1)	470	2,618	(98)
Net interest settlements on derivatives(2)(3)	37,057	(16,406)	(18,074)
Net gains (losses) on qualifying fair-value hedging relationships	38,137	(19,943)	(18,978)
Amortization/accretion of discontinued fair-value hedging relationships	(1,612)	—	1,984
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$36,525	$(19,943)	$(16,994)

	For the Nine Months Ended September 30, 2018
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$617,916	$113,531	$(397,843)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$46,793	$68,879	$(51,171)
Hedged items	(45,039)	(67,270)	49,683
Net changes in fair value	1,754	1,609	(1,488)
Net interest settlements on derivatives(2)(3)	36,001	(19,975)	(20,317)
Amortization/accretion of active hedging relationships	266	—	—
Net gains (losses) on qualifying fair-value hedging relationships	38,021	(18,366)	(21,805)
Amortization/accretion of discontinued fair-value hedging relationships	(1,161)	—	3,324
Less: net changes in fair value(4)	(1,754)	(1,609)	1,488
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$35,106	$(19,975)	$(16,993)
_______________________

(1)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

(2)
Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.

(3)	Excludes the interest income/expense of the respective hedged items recorded in net interest income.

(4)	In 2018, net changes in fair value were recorded in net (losses) gains on derivatives and hedging activities in other income.

Table 11.3 - Net Gains (losses) on Cash Flow Hedging Relationships (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,570)	$(537)	$(3,487)	$(2,485)
(Losses) gains recognized in other comprehensive income	(568)	2,985	(6,390)	14,733
Gains recognized in net (losses) gains on derivatives and hedging activities		83		244
For the nine months ended September 30, 2019 and 2018, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2019, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is two years.

As of September 30, 2019, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash-flow hedges expected to be reclassified to earnings during the next 12 months is $7.0 million.

Table 11.4 - Cumulative Basis Adjustments for Fair-Value Hedges (dollars in thousands)

	September 30, 2019
Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/ (Liability)(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$5,250,997	$62,148	$10,656	$72,804
Available-for-sale securities	2,966,722	315,379	—	315,379
Consolidated bonds	(4,265,384)	(12,261)	(37,573)	(49,834)
_______________________

(1)	Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 11.5 - Net Gains and Losses on Derivatives and Hedging Activities (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Total net gains related to fair-value hedges(1)		$557		$2,140
Total net gains related to cash-flow hedges(2)		83		244
Total net gains related to derivatives designated as hedging instruments		640		2,384

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(1,044)	7	$(2,531)	729
Mortgage-delivery commitments	375	131	1,445	(336)
Total net (losses) gains related to derivatives not designated as hedging instruments	(669)	138	(1,086)	393

Other(3)	12	(291)	15	(692)

Net (losses) gains on derivatives and hedging activities	$(657)	$487	$(1,071)	$2,085
______________________

(1)	Consists of interest-rate swaps.

(2)	Consists of forward-start interest-rate swaps.

(3)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Termination of Derivatives and Impact on Statement of Cash Flows. During the nine months ended September 30, 2019, we terminated certain uncleared interest-rate exchange agreements with a total notional amount of $611.9 million and were indexed to three-month London Interbank Offered Rate (LIBOR) on the floating leg of the swaps. The net fair value of these derivative transactions, from our perspective, was $(251.5) million, which was transferred to the bilateral counterparty upon termination, and securities collateral that we had pledged against this obligation was returned to us. This cash payment is included in net change in derivatives and hedging activities, within the operating activities section of the statement of cash flows for the nine months ended September 30, 2019.
Simultaneously with the termination of these derivatives, we entered into replacement interest-rate exchange agreements (the replacement derivatives) having the same notional amount of $611.9 million and which are indexed to the OIS rate based on the federal funds effective rate on the floating leg of the swaps. Upon settlement of the replacement derivatives, the Bank received an initial upfront payment of $251.5 million. The replacement derivatives are cleared through a derivatives clearing organization (DCO), which called for variation margin to be delivered. Because the replacement derivatives include off-market terms and this large initial upfront payment, all payments for the replacement derivatives are classified as net payments on derivative contracts with a financing element, within the financing activities section of the statement of cash flows.
Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a DCO, our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Services (Moody's) or Standard & Poor's Rating Service (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2019, was $46.1 million for which we had delivered collateral with a post-haircut value of $46.0 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 11.5 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2019.

Table 11.6 - Post Haircut Value of Incremental Collateral to be Delivered as of September 30, 2019 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$526
AA-	A+, A or A-	—
A-	below A-	6,098
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, CME Inc. and LCH Ltd. Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member which acts as our agent to the DCO and which guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (the CFTC)-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at September 30, 2019.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral received or pledged, and associated accrued interest, on a net basis by counterparty.

We have analyzed the rights, rules, and regulations governing our cleared and non-cleared derivatives and determined that those rights, rules, and regulations should result in a net claim with each of our counterparties (which, in the context of cleared derivatives is through each of our clearing members with the related DCO) upon an event of default (solely in the case of non-cleared derivatives) or the bankruptcy, insolvency or a similar proceeding involving our counterparty (and/or one of our clearing members, in the case of cleared derivatives). For this purpose, "net claim" generally means a single net amount reflecting the aggregation of all amounts indirectly owed by us to the relevant counterparty and indirectly payable to us from the relevant counterparty.

Table 11.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master-netting arrangements or similar agreements as of September 30, 2019, and December 31, 2018, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 11.7 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	September 30, 2019
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$7,126	$(5,241)	$65	$1,950	$(1,197)	$—	$753
Cleared	1,492	119,080		120,572	—	—	120,572
Total				$122,522			$121,325

Derivative Liabilities
Uncleared	$(51,795)	$39,790	$(22)	$(12,027)	$617	$10,620	$(790)
Cleared	(732)	732		—	—	—	—
Total				$(12,027)			$(790)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At September 30, 2019, we had additional net credit exposure of $381 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Table 12.1 - Deposits (dollars in thousands)

	September 30, 2019	December 31, 2018
Interest-bearing
Demand and overnight	$562,601	$444,486
Term	800	800
Other	1,698	2,961
Noninterest-bearing
Other	60,774	26,631
Total deposits	$625,873	$474,878

Note 13 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 13.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	September 30, 2019		December 31, 2018
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$10,775,295	2.13%	$9,638,270	2.01%
Due after one year through two years	5,731,555	2.19	5,375,845	2.24
Due after two years through three years	3,126,265	2.15	3,864,560	2.17
Due after three years through four years	1,381,205	2.38	1,891,975	2.20
Due after four years through five years	1,152,205	2.55	1,338,515	2.39
Thereafter	3,606,070	3.24	3,792,150	3.25
Total par value	25,772,595	2.33%	25,901,315	2.30%
Premiums	92,577		88,434
Discounts	(13,291)		(16,133)
Hedging adjustments	12,261		(60,932)
	$25,864,142		$25,912,684
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Table 13.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	September 30, 2019	December 31, 2018
Noncallable and nonputable	$21,987,595	$20,419,315
Callable	3,785,000	5,482,000
Total par value	$25,772,595	$25,901,315

Table 13.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2019	December 31, 2018
Due in one year or less	$13,317,295	$13,435,270
Due after one year through two years	5,661,555	5,602,845
Due after two years through three years	2,666,265	2,802,560
Due after three years through four years	1,351,205	1,366,975
Due after four years through five years	945,205	1,156,515
Thereafter	1,831,070	1,537,150
Total par value	$25,772,595	$25,901,315

Table 13.4 - CO Bonds by Interest-Rate Payment Type (dollars in thousands)

Par Value of CO bonds	September 30, 2019	December 31, 2018
Fixed-rate	$18,824,595	$21,216,315
Simple variable-rate	5,738,000	2,853,000
Step-up	1,210,000	1,832,000
Total par value	$25,772,595	$25,901,315

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:
Table 13.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2019	$26,896,215	$26,958,676	2.01%
December 31, 2018	$33,065,822	$33,147,065	2.37%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 14 — Affordable Housing Program

Table 14.1 - AHP Liability (dollars in thousands)

	September 30, 2019	December 31, 2018
Balance at beginning of period	$83,965	$81,600
AHP expense for the period	13,669	24,299
AHP direct grant disbursements	(11,995)	(17,729)
AHP subsidy for AHP advance disbursements	(2,617)	(4,360)
Return of previously disbursed grants and subsidies	24	155
Balance at end of period	$83,046	$83,965

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

Table 15.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	September 30, 2019	December 31, 2018

Permanent capital
Class B capital stock	$2,031,651	$2,528,854
Mandatorily redeemable capital stock	17,107	31,868
Retained earnings	1,420,573	1,395,012
Total permanent capital	$3,469,331	$3,955,734

Risk-based capital requirement
Credit-risk capital	$263,821	$289,080
Market-risk capital	128,345	187,183
Operations-risk capital	117,650	142,879
Total risk-based capital requirement	$509,816	$619,142

Permanent capital in excess of risk-based capital requirement	$2,959,515	$3,336,592

	September 30, 2019		December 31, 2018
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$509,816	$3,469,331	$619,142	$3,955,734
Total regulatory capital	$2,276,958	$3,469,331	$2,543,733	$3,955,734
Total capital-to-asset ratio	4.0%	6.1%	4.0%	6.2%

Leverage Ratio
Leverage capital	$2,846,198	$5,203,997	$3,179,666	$5,933,601
Leverage capital-to-assets ratio	5.0%	9.1%	5.0%	9.3%

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

Note 16 — Accumulated Other Comprehensive Loss

Table 16.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, June 30, 2018	$(167,921)	$(143,196)	$(26,733)	$(6,740)	$(344,590)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(8,690)	—	2,985	—	(5,705)
Accretion of noncredit loss	—	7,127	—	—	7,127
Net actuarial loss	—	—	—	(729)	(729)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	6	—	—	6
Amortization - hedging activities (2)	—	—	541	—	541
Amortization - pension and postretirement benefits (3)	—	—	—	337	337
Other comprehensive (loss) income	(8,690)	7,133	3,526	(392)	1,577
Balance, September 30, 2018	$(176,611)	$(136,063)	$(23,207)	$(7,132)	$(343,013)

Balance, June 30, 2019	$(82,600)	$(116,638)	$(33,199)	$(4,925)	$(237,362)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	14,367	—	(568)	—	13,799
Accretion of noncredit loss	—	5,646	—	—	5,646
Net actuarial gain	—	—	—	10	10
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	375	—	—	375
Amortization - hedging activities (4)	—	—	1,570	—	1,570
Amortization - pension and postretirement benefits (3)	—	—	—	165	165
Other comprehensive income	14,367	6,021	1,002	175	21,565
Balance, September 30, 2019	$(68,233)	$(110,617)	$(32,197)	$(4,750)	$(215,797)
_______________________

(1)	Recorded in net other-than-temporary impairment losses in investment securities, credit portion in the statement of operations.

(2)
Amortization of hedging activities includes $537 thousand recorded in CO bond interest expense and $4 thousand recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Recorded in CO bond interest expense.

Table 16.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2017	$(122,331)	$(158,218)	$(40,436)	$(5,955)	$(326,940)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(54,280)	—	14,733	—	(39,547)
Accretion of noncredit loss	—	21,945	—	—	21,945
Net actuarial loss	—	—	—	(2,189)	(2,189)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	210	—	—	210
Amortization - hedging activities (2)	—	—	2,496	—	2,496
Amortization - pension and postretirement benefits (3)	—	—	—	1,012	1,012
Other comprehensive (loss) income	(54,280)	22,155	17,229	(1,177)	(16,073)
Balance, September 30, 2018	$(176,611)	$(136,063)	$(23,207)	$(7,132)	$(343,013)

Balance, December 31, 2018	$(152,958)	$(129,154)	$(29,119)	$(5,276)	$(316,507)
Cumulative effect of change in accounting principle	—	—	(175)	—	(175)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	84,725	—	(6,390)	—	78,335
Noncredit other-than-temporary impairment losses	—	(181)	—	—	(181)
Accretion of noncredit loss	—	18,125	—	—	18,125
Net actuarial gain	—	—	—	29	29
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	593	—	—	593
Amortization - hedging activities (4)	—	—	3,487	—	3,487
Amortization - pension and postretirement benefits (3)	—	—	—	497	497
Other comprehensive income (loss)	84,725	18,537	(2,903)	526	100,885
Balance, September 30, 2019	$(68,233)	$(110,617)	$(32,197)	$(4,750)	$(215,797)
_______________________

(1)	Recorded in net other-than-temporary impairment losses in investment securities, credit portion in the statement of operations.

(2)
Amortization of hedging activities includes $2.5 million recorded in CO bond interest expense and $11 thousand recorded in net gains (losses) on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other operating expenses in the statement of operations.

(4)	Recorded in CO bond interest expense.

Note 17 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Item 8 — Financial

Statements and Supplementary Data — Note 19 — Fair Values in the 2018 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended September 30, 2019.

Table 17.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at September 30, 2019, and December 31, 2018. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain private-label MBS, certain mortgage loans, and certain other assets on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 17.2 for further details about the financial assets and liabilities held at fair value on either a recurring or nonrecurring basis.

Table 17.1 - Fair Value Summary (dollars in thousands)

	September 30, 2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$20,139	$20,139	$20,139	$—	$—	$—
Interest-bearing deposits	327,851	327,851	327,851	—	—	—
Securities purchased under agreements to resell	3,900,000	3,900,066	—	3,900,066	—	—
Trading securities(1)	1,536,880	1,536,880	—	1,536,880	—	—
Available-for-sale securities(1)	6,707,850	6,707,850	—	6,651,985	55,865	—
Held-to-maturity securities	1,120,439	1,333,568	—	544,746	788,822	—
Advances	38,539,591	38,691,821	—	38,691,821	—	—
Mortgage loans, net	4,459,120	4,600,479	—	4,579,972	20,507	—
Accrued interest receivable	109,324	109,324	—	109,324	—	—
Derivative assets(1)	122,522	122,522	—	8,683	—	113,839
Other assets (1)	30,963	30,963	12,029	18,934	—	—
Liabilities:
Deposits	(625,873)	(625,854)	—	(625,854)	—	—
COs:
Bonds	(25,864,142)	(26,230,966)	—	(26,230,966)	—	—
Discount notes	(26,896,215)	(26,899,037)	—	(26,899,037)	—	—
Mandatorily redeemable capital stock	(17,107)	(17,107)	(17,107)	—	—	—
Accrued interest payable	(128,489)	(128,489)	—	(128,489)	—	—
Derivative liabilities(1)	(12,027)	(12,027)	—	(52,548)	—	40,521
Other:
Commitments to extend credit for advances	—	(2,163)	—	(2,163)	—	—
Standby letters of credit	(1,498)	(1,498)	—	(1,498)	—	—

	December 31, 2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$10,431	$10,431	$10,431	$—	$—	$—
Interest-bearing deposits	593,199	593,199	593,199	—	—	—
Securities purchased under agreements to resell	6,499,000	6,499,078	—	6,499,078	—	—
Federal funds sold	1,500,000	1,500,002	—	1,500,002	—	—
Trading securities(1)	163,038	163,038	—	163,038	—	—
Available-for-sale securities(1)	5,849,944	5,849,944	—	5,800,343	49,601	—
Held-to-maturity securities	1,295,023	1,528,929	—	638,164	890,765	—
Advances	43,192,222	43,167,700	—	43,167,700	—	—
Mortgage loans, net	4,299,402	4,238,087	—	4,217,487	20,600	—
Accrued interest receivable	112,751	112,751	—	112,751	—	—
Derivative assets(1)	22,403	22,403	—	13,832	—	8,571
Other assets(1)	25,059	25,059	9,988	15,071	—	—
Liabilities:
Deposits	(474,878)	(474,848)	—	(474,848)	—	—
COs:
Bonds	(25,912,684)	(25,843,163)	—	(25,843,163)	—	—
Discount notes	(33,065,822)	(33,062,585)	—	(33,062,585)	—	—
Mandatorily redeemable capital stock	(31,868)	(31,868)	(31,868)	—	—	—
Accrued interest payable	(112,043)	(112,043)	—	(112,043)	—	—
Derivative liabilities(1)	(255,800)	(255,800)	—	(309,552)	—	53,752
Other:
Commitments to extend credit for advances	—	(4,164)	—	(4,164)	—	—
Standby letters of credit	(1,257)	(1,257)	—	(1,257)	—	—

_______________________

(1)	Carried at fair value and measured on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 17.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis (dollars in thousands)

	September 30, 2019
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$6,211	$—	$—	$6,211
U.S. Treasury obligations	—	1,508,289	—	—	1,508,289
U.S. government-guaranteed – single-family MBS	—	4,371	—	—	4,371
GSE – single-family MBS	—	96	—	—	96
GSE – multifamily MBS	—	17,913	—	—	17,913
Total trading securities	—	1,536,880	—	—	1,536,880
Available-for-sale securities:
HFA securities	—	—	55,865	—	55,865
Supranational institutions	—	425,110	—	—	425,110
U.S. government-owned corporations	—	305,959	—	—	305,959
GSE	—	128,095	—	—	128,095
U.S. government guaranteed – single-family MBS	—	61,992	—	—	61,992
U.S. government guaranteed – multifamily MBS	—	316,885	—	—	316,885
GSE – single-family MBS	—	2,883,685	—	—	2,883,685
GSE – multifamily MBS	—	2,530,259	—	—	2,530,259
Total available-for-sale securities	—	6,651,985	55,865	—	6,707,850
Derivative assets:
Interest-rate-exchange agreements	—	8,618	—	113,839	122,457
Mortgage delivery commitments	—	65	—	—	65
Total derivative assets	—	8,683	—	113,839	122,522
Other assets	12,029	18,934	—	—	30,963
Total assets carried at fair value on a recurring basis	$12,029	$8,216,482	$55,865	$113,839	$8,398,215
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$6,856	$—	$6,856
Mortgage loans held for portfolio	—	—	774	—	774
REO	—	—	80	—	80
Total assets carried at fair value on a nonrecurring basis	$—	$—	$7,710	$—	$7,710
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(52,526)	$—	$40,521	$(12,005)
Mortgage delivery commitments	—	(22)	—	—	(22)
Total liabilities carried at fair value on a recurring basis	$—	$(52,548)	$—	$40,521	$(12,027)

	December 31, 2018
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$6,102	$—	$—	$6,102
U.S. government-guaranteed – single-family MBS	—	5,344	—	—	5,344
GSE – single-family MBS	—	148	—	—	148
GSE – multifamily MBS	—	151,444	—	—	151,444
Total trading securities	—	163,038	—	—	163,038
Available-for-sale securities:
HFA securities	—	—	49,601	—	49,601
Supranational institutions	—	405,155	—	—	405,155
U.S. government-owned corporations	—	273,169	—	—	273,169
GSE	—	115,627	—	—	115,627
U.S. government guaranteed – single-family MBS	—	75,658	—	—	75,658
U.S. government guaranteed – multifamily MBS	—	361,134	—	—	361,134
GSE – single-family MBS	—	3,562,159	—	—	3,562,159
GSE – multifamily MBS	—	1,007,441	—	—	1,007,441
Total available-for-sale securities	—	5,800,343	49,601	—	5,849,944
Derivative assets:
Interest-rate-exchange agreements	—	13,493	—	8,571	22,064
Mortgage delivery commitments	—	339	—	—	339
Total derivative assets	—	13,832	—	8,571	22,403
Other assets	9,988	15,071	—	—	25,059
Total assets carried at fair value on a recurring basis	$9,988	$5,992,284	$49,601	$8,571	$6,060,444
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$1,668	$—	$1,668
Mortgage loans held for portfolio	—	—	1,144	—	1,144
REO	—	—	361	—	361
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,173	$—	$3,173
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(309,552)	$—	$53,752	$(255,800)
Total liabilities carried at fair value on a recurring basis	$—	$(309,552)	$—	$53,752	$(255,800)

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

Table 17.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2019 and 2018.

Table 17.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$51,560	$37,600	$49,601	$37,683
Purchases	4,220	3,150	4,220	3,150
Unrealized gains (losses) included in other comprehensive income	85	(413)	2,044	(496)
Balance at end of period	$55,865	$40,337	$55,865	$40,337

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2019, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2019, and December 31, 2018. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $957.5 billion and $972.6 billion at September 30, 2019, and December 31, 2018, respectively. See Note 13 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 18.1 - Off-Balance Sheet Commitments (dollars in thousands)

	September 30, 2019			December 31, 2018
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$7,993,979	$229,526	$8,223,505	$6,028,851	$226,438	$6,255,289
Commitments for unused lines of credit - advances (2)	1,163,754	—	1,163,754	1,177,377	—	1,177,377
Commitments to make additional advances	14,016	57,395	71,411	159,401	59,894	219,295
Commitments to invest in mortgage loans	38,486	—	38,486	50,773	—	50,773
Unsettled CO bonds, at par	81,000	—	81,000	105,400	—	105,400
Unsettled CO discount notes, at par	—	—	—	600,000	—	600,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At September 30, 2019, and December 31, 2018, these amounts totaled $195.1 million and $32.6 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $675 thousand at December 31, 2018.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. The terms of these standby letters of credit have original expiration periods of up to 20 years, currently expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.5 million and $1.3 million at September 30, 2019, and December 31, 2018, respectively.

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

Table 19.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2019
State Street Bank and Trust Company	$250,000	12.2%	$6,000,000	15.6%	$3,434	6.1%
Citizens Bank, N.A.	149,219	7.3	3,205,868	8.3	1,908	3.4

As of December 31, 2018
State Street Bank and Trust Company	$105,000	4.1%	$2,000,000	4.6%	$893	1.5%
Citizens Bank, N.A.	339,003	13.2	7,656,146	17.7	5,005	8.3

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

Table 19.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
State Street Bank and Trust Company
Interest income on advances	$4,629	$—	$6,929	$—

Citizens Bank, N.A.
Interest income on advances	$16,534	$33,144	$77,605	$89,228
Fees on letters of credit	1,486	1,257	5,005	3,338

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 19.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2019	$80,975	4.0%	$1,617,743	4.2%	$2,912	5.2%
As of December 31, 2018	113,337	4.4	2,147,602	5.0	3,576	6.0

Note 20 — Subsequent Events

On October 25, 2019, the board of directors declared a cash dividend at an annualized rate of 5.73 percent based on capital stock balances outstanding during the third quarter of 2019. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $26.2 million and was paid on November 4, 2019.

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

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•
the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the anticipated cessation of the LIBOR benchmark rate, the development of alternative rates, including SOFR, and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from changes in U.S. fiscal policy or ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments; the condition of the capital markets on our COs;

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

•
the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches (including cyber-attacks); and

•	our ability to attract and retain skilled employees.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2018 Annual Report.

EXECUTIVE SUMMARY

Net income for the quarter ending September 30, 2019, was $32.1 million, compared with net income of $64.7 million for the same period in 2018. The decrease in net income was primarily due to a decrease of $21.1 million in net interest income after provision for credit losses and a $12.8 million decrease in litigation settlement income. The $21.1 million decrease in net interest income after provision for credit losses was mainly a result of an $8.7 billion decrease in average earning assets, as well as higher premium amortization on U.S. Agency mortgage-backed securities resulting from higher expected mortgage refinancing activity due to a significant drop in mortgage rates during the third quarter of 2019. Our return on average equity was 4.28 percent for three months ended September 30, 2019, compared with 7.56 percent for the three months ended September 30, 2018, a decrease of 328 basis points. Advances balances dropped $4.7 billion to $38.5 billion during the period. Our business model is designed to allow for variability in demand for advances and changes in interest rates. While the decrease in advances balances and lower interest rates contributed to reduced net income, our financial condition continued to strengthen with retained earnings of $1.4 billion at September 30, 2019, a surplus of $720.6 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of September 30, 2019. On October 25, 2019, our board of directors declared a cash dividend that was equivalent to an annual yield of 5.73 percent, the approximate daily average three-month LIBOR yield for the third quarter of 2019 plus 350 basis points.

Net Interest Margin

For the three months ended September 30, 2019, net interest margin was 0.43 percent, a decrease of seven basis points from the three months ended September 30, 2018. The decrease in net interest margin reflects the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities as long-term interest rates dropped, having risen during the prior-year period.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $38.5 billion at September 30, 2019, compared to $43.2 billion at December 31, 2018. The decrease in advances was primarily concentrated in variable-rate advances.

Accretable yields from investments in private-label MBS

For the three months ended September 30, 2019 and 2018, we recognized $6.9 million and $8.0 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2018 Annual Report.

The amortized cost of our total investments in private-label MBS has declined to $602.2 million at September 30, 2019. Other-than-temporary impairment credit losses were $411 thousand for the three months ended September 30, 2019.

Regulatory Developments

The FHFA has issued regulatory guidance during the quarter as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the major banks that sustain LIBOR to submit rate quotations after 2021. We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Many of our assets and liabilities are indexed to LIBOR, and we continue to assess legacy contracts across products and monitor risks to determine the effect of LIBOR discontinuance. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we have developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We are also working with the other FHLBanks and the Office of Finance as we transition our floating-rate note issuance from LIBOR. We are updating our operational processes and models to support new alternative reference rate activity. For further details see Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations, as well as, Operational Risks — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms in the 2018 Annual Report. Additional information is provided in — Legislative and Regulatory Developments as well as in Financial Condition — Transition of LIBOR to Alternative Reference Rates.

ECONOMIC CONDITIONS

Economic Environment

The labor market continued to strengthen in the third quarter of 2019. The national unemployment rate decreased from 3.7 percent in June 2019 to 3.5 percent in September 2019. Jobs gains were strong and averaged a net gain of 157,000 jobs per month during the third quarter. The New England region also continued to see improvements in the labor market. The August 2019 unemployment rate for the six New England states as a whole was 3.0 percent, a 0.1 percent decrease from May 2019. In August 2019, year-over-year job gains were positive in all six New England states.

Interest-Rate Environment
On October 30, 2019, the Federal Open Market Committee (FOMC) lowered the target range for the federal funds rate by 25 basis points to 1.50 percent to 1.75 percent, citing the implications of global developments for economic outlook and muted inflation. The FOMC stated that it views sustained economic expansion, strong labor market conditions, and inflation near the FOMC’s 2.0 percent objective to be the most likely scenario going forward. During the third quarter, the yield curve remained in an inverted position with an average 10-year/3-month Treasury spread of negative 23 basis points during the quarter. These trends caused prepayment expectations for fixed-rate residential mortgages to increase during the quarter ending September 30, 2019.

Table 1 - Key Interest Rates

	Three Month Average		Nine Month Average		Ending Rate
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019	December 31, 2018
Federal funds effective rate	2.20%	1.92%	2.33%	1.70%	1.90%	2.40%
3-month LIBOR	2.20%	2.34%	2.46%	2.20%	2.09%	2.81%
3-month U.S. Treasury yield	2.01%	2.06%	2.25%	1.83%	1.81%	2.37%
2-year U.S. Treasury yield	1.68%	2.66%	2.10%	2.43%	1.62%	2.49%
5-year U.S. Treasury yield	1.63%	2.80%	2.07%	2.70%	1.54%	2.51%
10-year U.S. Treasury yield	1.79%	2.92%	2.25%	2.87%	1.66%	2.69%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2018, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data (dollars in thousands)

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Statement of Condition
Total assets	$56,923,960	$55,779,532	$52,327,612	$63,593,317	$64,693,803
Investments(1)	13,593,020	13,963,431	15,543,790	15,900,204	19,321,695
Advances	38,539,591	37,096,797	32,152,009	43,192,222	40,927,639
Mortgage loans held for portfolio, net(2)	4,459,120	4,421,028	4,368,333	4,299,402	4,192,425
Deposits and other borrowings	625,873	594,848	555,031	474,878	484,761
Consolidated obligations:
Bonds	25,864,142	25,292,490	24,913,714	25,912,684	26,741,036
Discount notes	26,896,215	26,424,978	23,585,929	33,065,822	33,431,980
Total consolidated obligations	52,760,357	51,717,468	48,499,643	58,978,506	60,173,016
Mandatorily redeemable capital stock	17,107	17,107	17,413	31,868	31,868
Class B capital stock outstanding-putable(3)	2,031,651	1,995,252	1,830,240	2,528,854	2,476,876
Unrestricted retained earnings	1,085,463	1,087,641	1,090,811	1,084,342	1,084,538
Restricted retained earnings	335,110	328,685	321,561	310,670	301,928
Total retained earnings	1,420,573	1,416,326	1,412,372	1,395,012	1,386,466
Accumulated other comprehensive loss	(215,797)	(237,362)	(278,808)	(316,507)	(343,013)
Total capital	3,236,427	3,174,216	2,963,804	3,607,359	3,520,329
Results of Operations
Net interest income after provision for (reduction of) credit losses	$56,326	$57,721	$86,565	$76,021	$77,460
Net impairment losses on held-to-maturity securities recognized in earnings	(411)	(314)	(103)	(125)	(71)
Litigation settlements	3	—	—	—	12,769
Other income (loss), net	2,478	3,989	(6,633)	2,328	2,410
Other expense	22,671	21,789	19,287	29,604	20,658
AHP assessments	3,597	3,987	6,085	4,912	7,238
Net income	$32,128	$35,620	$54,457	$43,708	$64,672
Other Information
Dividends declared	$27,881	$31,666	$37,272	$35,162	$35,143
Dividend payout ratio	86.78%	88.90%	68.44%	80.45%	54.34%
Weighted-average dividend rate(4)	6.04	6.22	6.17	5.87	5.87
Return on average equity(5)	4.28	4.77	6.94	5.04	7.56
Return on average assets	0.24	0.27	0.37	0.28	0.42
Net interest margin(6)	0.43	0.43	0.59	0.49	0.50
Average equity to average assets	5.66	5.57	5.33	5.56	5.55
Total regulatory capital ratio(7)	6.09	6.15	6.23	6.22	6.02
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $500 thousand for each of the quarters ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018.

(3)	Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions.

(4)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(5)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(6)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(7)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 15 — Capital.

RESULTS OF OPERATIONS

Net Income

Third Quarter of 2019 Compared with Third Quarter of 2018

Net income decreased to $32.1 million for the three months ended September 30, 2019, from $64.7 million for the same period in 2018. The reasons for the decrease are discussed under — Executive Summary.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Net income decreased to $122.2 million for the nine months ended September 30, 2019, from $173.1 million for the same period in 2018. The decrease is primarily due to a $35.5 million decrease in net interest income after provision for credit losses, a $12.8 million decrease in litigation settlement income, and a $10.0 million increase in losses on early extinguishment of debt, partially offset by a $4.6 million increase in net unrealized gains on trading securities.

Net Interest Income

Third Quarter of 2019 Compared with Third Quarter of 2018

Net interest income after provision for credit losses for the quarter ending September 30, 2019, was $56.3 million, compared with $77.5 million for the same period in 2018. The $21.1 million decrease in net interest income after provision for credit losses was mainly a result of an $8.7 billion decrease in average earning assets, as well as higher premium amortization on U.S. Agency mortgage-backed securities resulting from an expected increase in mortgage refinancing activity following a significant drop in mortgage rates during the third quarter of 2019. The decrease in average earning assets primarily consisted of a $6.5 billion decrease in average advances, a $2.7 billion decrease in average short-term investments, and a $1.1 billion decrease in average mortgage-backed securities. These decreases were partially offset by a $1.4 billion increase in average U.S. Treasury Notes. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.30 percent for the three months ended September 30, 2019, an eight basis point decrease from the same period in 2018, and net interest margin was 0.43 percent, a seven basis point decrease from the same period in 2018. The decrease in net interest spread reflects a 16 basis point increase in the average yield on earning assets and a 24 basis point increase in the average yield on interest-bearing liabilities. The decreases in both net interest spread and net interest margin mainly reflect the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Net interest income after provision for credit losses for the nine months ended September 30, 2019, was $200.6 million, compared with $236.1 million for the same period in 2018. The $35.5 million decrease in net interest income after provision for credit losses was mainly a result of a $6.6 billion decrease in average earning assets as well as higher premium amortization on U.S. Agency mortgage-backed securities resulting from a significant drop in mortgage rates during the nine months ended September 30, 2019. The decrease in average earning assets primarily consisted of a $5.2 billion decrease in average advances and a $1.6 billion decrease in average mortgage-backed securities. This decrease in net interest income after provision for credit losses was partially offset by an increase in prepayment fees on advances from $161 thousand in the nine months ended September 30, 2018 to $31.1 million for the same period in 2019.

Net interest spread was 0.35 percent for the nine months ended September 30, 2019, a five basis point decrease from the same period in 2018, and net interest margin was 0.49 percent, a two basis point decrease from 2018. The decrease in net interest spread reflects a 50 basis point increase in the average yield on earning assets and a 55 basis point increase in the average yield on interest-bearing liabilities. The decrease in net interest spread reflects the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities, partially offset by the prepayment fees on advances discussed above.

Table 3 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$31,728,922	$204,840	2.56%	$38,229,447	$226,544	2.35%
Securities purchased under agreements to resell	4,922,283	28,121	2.27	4,211,500	20,865	1.97
Federal funds sold	1,510,793	8,603	2.26	5,973,043	29,329	1.95
Investment securities(2)	8,405,222	51,971	2.45	8,147,357	56,991	2.78
Mortgage loans	4,441,996	36,990	3.30	4,135,495	33,967	3.26
Other earning assets	1,250,354	7,014	2.23	237,482	1,122	1.87
Total interest-earning assets	52,259,570	337,539	2.56	60,934,324	368,818	2.40
Other non-interest-earning assets	214,909			279,700
Fair-value adjustments on investment securities	97,521			(117,303)
Total assets	$52,572,000	$337,539	2.55%	$61,096,721	$368,818	2.39%
Liabilities and capital
Consolidated obligations
Discount notes	$22,810,011	$126,465	2.20%	$29,484,044	$147,463	1.98%
Bonds	25,865,100	152,814	2.34	27,064,773	142,086	2.08
Deposits	570,627	1,638	1.14	506,073	1,337	1.05
Mandatorily redeemable capital stock	17,107	248	5.75	31,867	472	5.87
Total interest-bearing liabilities	49,262,845	281,165	2.26	57,086,757	291,358	2.02
Other non-interest-bearing liabilities	332,667			617,491
Total capital	2,976,488			3,392,473
Total liabilities and capital	$52,572,000	$281,165	2.12%	$61,096,721	$291,358	1.89%
Net interest income		$56,374			$77,460
Net interest spread			0.30%			0.38%
Net interest margin			0.43%			0.50%

	For the Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$33,878,481	$707,323	2.79%	$39,047,542	$618,077	2.12%
Securities purchased under agreements to resell	5,801,264	104,192	2.40	3,423,542	44,494	1.74
Federal funds sold	2,574,674	46,158	2.40	6,302,960	81,126	1.72
Investment securities(2)	7,490,130	135,055	2.41	8,639,490	178,100	2.76
Mortgage loans	4,394,636	111,946	3.41	4,066,300	100,774	3.31
Other earning assets	915,252	16,097	2.35	182,585	2,270	1.66
Total interest-earning assets	55,054,437	1,120,771	2.72%	61,662,419	1,024,841	2.22%
Other non-interest-earning assets	255,398			276,428
Fair-value adjustments on investment securities	10,573			(102,651)
Total assets	$55,320,408	$1,120,771	2.71%	$61,836,196	$1,024,841	2.22%
Liabilities and capital
Consolidated obligations
Discount notes	$25,704,322	$455,657	2.37%	$29,809,249	$385,804	1.73%

Bonds	25,568,810	458,346	2.40	27,477,005	397,843	1.94
Deposits	521,474	5,252	1.35	507,186	3,600	0.95
Mandatorily redeemable capital stock	18,110	814	6.01	33,333	1,427	5.72
Other borrowings	1,459	27	2.47	3,022	38	1.68
Total interest-bearing liabilities	51,814,175	920,096	2.37%	57,829,795	788,712	1.82%
Other non-interest-bearing liabilities	456,512			625,328
Total capital	3,049,721			3,381,073
Total liabilities and capital	$55,320,408	$920,096	2.22%	$61,836,196	$788,712	1.71%
Net interest income		$200,675			$236,129
Net interest spread			0.35%			0.40%
Net interest margin			0.49%			0.51%
_________________________

(1)	Yields are annualized.

(2)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2019 and 2018. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended September 30, 2019 vs. 2018			For the Nine Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(40,780)	$19,076	$(21,704)	$(89,475)	$178,721	$89,246
Securities purchased under agreements to resell	3,804	3,452	7,256	38,517	21,181	59,698
Federal funds sold	(24,793)	4,067	(20,726)	(59,316)	24,348	(34,968)
Investment securities	1,759	(6,779)	(5,020)	(22,165)	(20,880)	(43,045)
Mortgage loans	2,547	476	3,023	8,306	2,866	11,172
Other earning assets	5,644	248	5,892	12,532	1,295	13,827
Total interest income	(51,819)	20,540	(31,279)	(111,601)	207,531	95,930
Interest expense
Consolidated obligations
Discount notes	(35,829)	14,831	(20,998)	(58,458)	128,311	69,853
Bonds	(6,504)	17,232	10,728	(29,114)	89,617	60,503
Deposits	179	122	301	104	1,548	1,652
Mandatorily redeemable capital stock	(214)	(10)	(224)	(681)	68	(613)
Other borrowings	—	—	—	(25)	14	(11)
Total interest expense	(42,368)	32,175	(10,193)	(88,174)	219,558	131,384
Change in net interest income	$(9,451)	$(11,635)	$(21,086)	$(23,427)	$(12,027)	$(35,454)

Average Balance of Advances Outstanding

The average balance of total advances decreased $5.2 billion, or 13.2 percent, for the nine months ended September 30, 2019, compared with the same period in 2018. We cannot predict whether this trend will continue.

For the nine months ended September 30, 2019 and 2018, net prepayment fees on advances were $31.1 million and $161 thousand, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Note 2 — Summary of Significant Accounting Policies — Advances in the 2018 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $617.9 million, or 6.2 percent, for the nine months ended September 30, 2019, compared with the same period in 2018. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 1.72 percent during the nine months ended September 30, 2018 to 2.40 percent during the nine months ended September 30, 2019, while average yields on securities purchased under agreements to resell increased from 1.74 percent for the nine months ended September 30, 2018 to 2.40 percent for the nine months ended September 30, 2019. These investments are used for liquidity management.

Average investment-securities balances decreased $1.1 billion, or 13.3 percent for the nine months ended September 30, 2019, compared with the same period in 2018, a decrease consisting primarily of $1.6 billion in MBS, offset by an increase in average U.S. Treasury obligations of $460.8 million.

Average Balance of COs

Average CO balances decreased $6.0 billion, or 10.5 percent, for the nine months ended September 30, 2019, compared with the same period in 2018, resulting from our decreased funding needs principally due to the decrease in our average advances and investments balances. This overall decrease consisted of a decline of $4.1 billion in CO discount notes and a decrease of $1.9 billion in CO bonds.

The average balance of CO discount notes represented approximately 50.1 percent of total average COs during the nine months ended September 30, 2019, compared with 52.0 percent of total average COs during the nine months ended September 30, 2018. The average balance of CO bonds represented 49.9 percent and 48.0 percent of total average COs outstanding during the nine months ended September 30, 2019 and 2018, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Three Months Ended September 30, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(562)	$—	$(155)	$(880)	$—	$(1,597)
Gains (losses) on designated fair-value hedges	280	(772)	—	434	—	(58)
Net interest settlements on derivatives(2)	8,304	(4,856)	—	(2,706)	—	742
Total effect on net interest income	8,022	(5,628)	(155)	(3,152)	—	(913)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(29)	(1,015)	—	—	—	(1,044)
Mortgage delivery commitments	—	—	375	—	—	375
Price alignment amount(3)	—	—	—	—	12	12
Net (losses) gains on derivatives and hedging activities	(29)	(1,015)	375	—	12	(657)

Subtotal	7,993	(6,643)	220	(3,152)	12	(1,570)

Net losses on trading securities(4)	—	(111)	—	—	—	(111)
Total net effect of derivatives and hedging activities	$7,993	$(6,754)	$220	$(3,152)	$12	$(1,681)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Three Months Ended September 30, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities(1)	$(343)	$—	$(102)	$466	$—	$21
Net interest settlements included(2)	15,769	(6,200)	—	(8,787)	—	782
Total net interest income	15,426	(6,200)	(102)	(8,321)	—	803

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(308)	455	—	410	—	557
Gains on cash-flow hedges	—	—	—	83	—	83
Gains (losses) on derivatives not receiving hedge accounting	17	(10)	—	—	—	7
Mortgage delivery commitments	—	—	131	—	—	131
Price alignment amount(3)	—	—	—	—	(291)	(291)
Net (losses) gains on derivatives and hedging activities	(291)	445	131	493	(291)	487

Subtotal	15,135	(5,755)	29	(7,828)	(291)	1,290

Net losses on trading securities(4)	—	(1,006)	—	—	—	(1,006)
Total net effect of derivatives and hedging activities	$15,135	$(6,761)	$29	$(7,828)	$(291)	$284
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Nine Months Ended September 30, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,612)	$—	$(419)	$(1,503)	$—	$(3,534)
Gains (losses) on designated fair-value hedges	1,080	(3,537)	—	(904)	—	(3,361)
Net interest settlements on derivatives(2)	37,057	(16,406)	—	(18,074)	—	2,577
Total effect on net interest income	36,525	(19,943)	(419)	(20,481)	—	(4,318)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(87)	(2,444)	—	—	—	(2,531)
Mortgage delivery commitments	—	—	1,445	—	—	1,445
Price alignment amount(3)	—	—	—	—	15	15
Net (losses) gains on derivatives and hedging activities	(87)	(2,444)	1,445	—	15	(1,071)

Subtotal	36,438	(22,387)	1,026	(20,481)	15	(5,389)

Net losses on trading securities(4)	—	(863)	—	—	—	(863)
Total net effect of derivatives and hedging activities	$36,438	$(23,250)	$1,026	$(20,481)	$15	$(6,252)

_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

	For the Nine Months Ended September 30, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities(1)	$(1,161)	$—	$(294)	$839	$—	$(616)
Net interest settlements included(2)	36,001	(19,975)	—	(20,317)	—	(4,291)
Total net interest income	34,840	(19,975)	(294)	(19,478)	—	(4,907)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	2,020	1,608	—	(1,488)	—	2,140
Gains on cash-flow hedges	—	—	—	244	—	244
(Losses) gains on derivatives not receiving hedge accounting	(22)	751	—	—	—	729
Mortgage delivery commitments	—	—	(336)	—	—	(336)
Price alignment amount(3)	—	—	—	—	(692)	(692)
Net gains (losses) on derivatives and hedging activities	1,998	2,359	(336)	(1,244)	(692)	2,085

Subtotal	36,838	(17,616)	(630)	(20,722)	(692)	(2,822)

Net losses on trading securities(4)	—	(3,753)	—	—		(3,753)
Total net effect of derivatives and hedging activities	$36,838	$(21,369)	$(630)	$(20,722)	$(692)	$(6,575)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

FINANCIAL CONDITION

Advances

At September 30, 2019, the advances portfolio totaled $38.5 billion, a decrease of $4.7 billion compared with $43.2 billion at December 31, 2018.

Table 6 - Advances Outstanding by Product Type (dollars in thousands)

	September 30, 2019		December 31, 2018
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$16,735,216	43.5%	$15,325,612	35.4%
Long-term	13,206,520	34.3	13,415,001	31.0
Overnight	1,884,646	4.9	3,075,277	7.1
Putable	1,231,500	3.2	791,700	1.9
Amortizing	826,515	2.1	920,088	2.1
All other fixed-rate advances	10,000	—	42,600	0.1
	33,894,397	88.0	33,570,278	77.6

Variable-rate advances
Simple variable (1)	4,448,775	11.6	8,908,875	20.6
Putable	99,500	0.3	733,300	1.7
All other variable-rate indexed advances	59,079	0.1	55,932	0.1
	4,607,354	12.0	9,698,107	22.4
Total par value	$38,501,751	100.0%	$43,268,385	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

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

Table 7 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	As of September 30, 2019
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	248	$34,013,680	$106,707,699	313.7%
Category-2	14	338,035	888,647	262.9
Category-3	20	405,737	598,070	147.4
Insurance companies	20	3,744,299	4,696,082	125.4
Total	302	$38,501,751	$112,890,498	293.2%

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

We have not recorded any allowance for credit losses on advances at September 30, 2019, and December 31, 2018, for the reasons discussed in Item 1 — Notes to Financial Statements — Note 10 — Allowance for Credit Losses.

Table 8 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	September 30, 2019
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2019	Advances Interest Income for the Nine Months Ended September 30, 2019
State Street Bank and Trust Company	$6,000,000	15.6%	2.33%	$4,629	$6,929
Citizens Bank, N.A.	3,205,868	8.3	2.41	16,534	77,605
People's United Bank, N.A.	2,934,303	7.6	2.18	13,851	40,009
Webster Bank, N.A.	1,392,849	3.6	2.13	5,910	19,834
Mass Mutual Life Insurance Company	1,100,000	2.9	2.34	6,671	19,709
Total of top five advance-borrowing institutions	$14,633,020	38.0%		$47,595	$164,086
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2019, investment securities and short-term money-market instruments totaled $13.6 billion, a decrease from $15.9 billion at December 31, 2018.

Short-term money-market investments decreased $4.4 billion to $4.2 billion at September 30, 2019, compared with December 31, 2018. The decrease was attributable to a $2.6 billion decline in securities purchased under agreements to resell, a decrease of $1.5 billion in federal funds sold, and a $265.3 million decrease in interest bearing deposits.

Investment securities increased $2.1 billion to $9.4 billion at September 30, 2019, compared with December 31, 2018. The increase was attributable to purchases of $1.5 billion of U.S. Treasury obligations as well as an increase of $490.5 million in MBS.

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

Table 9 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	As of September 30, 2019
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$170	$327,681	$—	$—	$—
Securities purchased under agreements to resell	—	500,000	1,900,000	1,500,000	—	—
Total money-market instruments	—	500,170	2,227,681	1,500,000	—	—

Investment securities: (2)

Non-MBS:
U.S. Treasury obligations	—	1,508,289	—	—	—	—
Corporate bonds	—	—	—	—	—	6,211
U.S. government-owned corporations	—	305,959	—	—	—	—
GSE	—	128,095	—	—	—	—
Supranational institutions	425,110	—	—	—	—	—
HFA securities	37,348	62,892	11,920	35,165	—	—
Total non-MBS	462,458	2,005,235	11,920	35,165	—	6,211

MBS:
U.S. government guaranteed - single-family (2)	—	73,621	—	—	—	—
U.S. government guaranteed - multifamily(2)	—	316,885	—	—	—	—
GSE – single-family (2)	—	3,212,928	—	—	—	—
GSE – multifamily (2)	—	2,749,133	—	—	—	—
Private-label	4,180	19,522	14,393	18,547	386,408	48,563
Total MBS	4,180	6,372,089	14,393	18,547	386,408	48,563

Total investment securities	466,638	8,377,324	26,313	53,712	386,408	54,774

Total investments	$466,638	$8,877,494	$2,253,994	$1,553,712	$386,408	$54,774
_______________________

(1)
The counterparty rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2019. If a rating is on negative credit watch, the rating in the next lower rating category is substituted. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.

(2)	The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Table 10 - Unsecured Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	September 30, 2019	December 31, 2018
Interest-bearing deposits	$327,851	$593,199
U.S. Treasury obligations	1,508,289	—
Supranational institutions	425,110	405,155
U.S. government-owned corporations	305,959	273,169
Federal funds sold	—	1,500,000
GSE	128,095	115,627
U.S. agency obligations	—	208

Private-Label MBS

Table 11 provides additional information related to our investments in MBS issued by private trusts and ABS backed by home equity loans. The table sets forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS. Average current credit enhancements as of September 30, 2019, reflect the percentage of subordinated class outstanding balances as of September 30, 2019, to our senior class outstanding balances as of September 30, 2019, weighted by the par value of our respective senior class securities. Average current credit enhancements as of September 30, 2019, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 11 - Private-Label Residential MBS and Home Equity ABS (dollars in thousands)

September 30, 2019
Par value by credit rating
Triple-A	$4,180
Double-A	19,522
Single-A	15,593
Triple-B	18,546
Below Investment Grade
Double-B	11,488
Single-B	19,428
Triple-C	372,664
Double-C	218,635
Single-C	4,600
Single-D	52,876
Unrated	71,499
Total par value	$809,031

Amortized cost	$602,230
Gross unrealized gains	103,073
Gross unrealized losses	(3,081)
Fair value	$702,222

Weighted average percentage of fair value to par value	86.80%
Original weighted average credit support	27.93
Weighted average credit support	7.28
Weighted average collateral delinquency (1)	16.25
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2018 Annual Report.

As of September 30, 2019, our mortgage loan investment portfolio totaled $4.5 billion, an increase of $159.7 million from December 31, 2018. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

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

Table 12 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2019	December 31, 2018

Massachusetts	58%	57%
Maine	10	10
Connecticut	9	10
All others	23	23
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 13 - Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2019	December 31, 2018
Total par value of government loans past due 90 days or more and still accruing interest	$5,317	$6,433
Nonaccrual loans, par value	9,564	7,960
Troubled debt restructurings (not included above)	6,812	7,199

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of September 30, 2019, we were the beneficiary of PMI coverage of $144.6 million on $553.5 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

At September 30, 2019, and December 31, 2018, deposits totaled $625.9 million and $474.9 million, respectively.

Table 14 - Term Deposits Greater Than $100,000 (dollars in thousands)

	September 30, 2019		December 31, 2018
Term deposits by maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$—	—%	$—	—%
Over three months through six months	800	1.82	—	—
Over six months through 12 months	—	—	800	2.34
Greater than 12 months	—	—	—	—
Total par value	$800	1.82%	$800	2.34%

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $122.5 million and $22.4 million as of September 30, 2019, and December 31, 2018, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $12.0 million and $255.8 million as of September 30, 2019, and December 31, 2018, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2019, and December 31, 2018. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 15 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			September 30, 2019		December 31, 2018
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,178,193	$(9,077)	$5,343,804	$5,773
	Swaps	Economic	710,800	(37,022)	769,800	(13,144)
Total associated with advances			5,888,993	(46,099)	6,113,604	(7,371)
Available-for-sale securities	Swaps	Fair value	2,582,205	6,389	611,915	(228,905)
Trading securities	Swaps	Economic	1,500,000	(1,812)	158,000	(487)
COs	Swaps	Fair value	4,215,550	(7,171)	6,024,980	(54,791)
	Forward starting swaps	Cash Flow	44,000	(6)	282,000	(753)
Total associated with COs			4,259,550	(7,177)	6,306,980	(55,544)
Total			14,230,748	(48,699)	13,190,499	(292,307)
Mortgage delivery commitments			38,486	43	50,773	339
Total derivatives			$14,269,234	(48,656)	$13,241,272	(291,968)
Accrued interest				4,791		(3,752)
Cash collateral, including related accrued interest				154,360		62,323
Net derivatives				$110,495		$(233,397)
Derivative asset				$122,522		$22,403
Derivative liability				(12,027)		(255,800)
Net derivatives				$110,495		$(233,397)
 _______________________

(1)
As of September 30, 2019 and December 31, 2018, embedded derivatives separated from the advance contract with notional amounts of $710.8 million and $769.8 million, respectively, and fair values of $36.9 million and $13.1 million, respectively, are not included in the table.

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

Tables 16 and 17 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $9.4 billion, representing 65.8 percent of all derivatives outstanding as of September 30, 2019. Economic hedges and cash-flow hedges are not included within the two tables below.
Table 16 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	As of September 30, 2019
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,861,165	$1,468	$1,861,165	$(1,307)	1.88%	2.73%	1.61%	3.00%
Due after one year through two years	1,188,213	(2,070)	1,188,213	2,114	2.16	2.30	1.75	2.71
Due after two years through three years	1,293,115	(9,805)	1,293,115	9,626	2.20	2.75	1.77	3.18
Due after three years through four years	349,700	(7,498)	349,700	7,408	2.34	2.39	2.01	2.72
Due after four years through five years	293,750	(6,075)	293,750	5,973	2.28	4.45	1.71	5.02
Thereafter	192,250	(1,557)	192,250	1,470	1.74	2.12	1.15	2.71
Total	$5,178,193	$(25,537)	$5,178,193	$25,284	2.07%	2.69%	1.70%	3.06%
_______________________

(1)	Not included in the fair value is $16.5 million of variation margin paid for daily settled contracts.

(2)	Included in the advances hedged amount are $641.2 million of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)
The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2019.

Table 17 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	As of September 30, 2019
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,227,485	$1,701	$1,227,485	$(1,837)	2.01%	2.06%	2.18%	2.13%
Due after one year through two years	1,039,990	2,141	1,039,990	(1,945)	1.62	1.97	2.35	2.00
Due after two years through three years	1,007,220	6,418	1,007,220	(6,512)	1.92	1.98	2.21	2.15
Due after three years through four years	160,000	196	160,000	(286)	2.06	2.15	2.25	2.16
Due after four years through five years	120,000	(233)	120,000	214	1.87	2.00	2.12	1.99
Thereafter	660,855	1,656	660,855	(1,980)	2.65	1.86	2.20	2.99
Total	$4,215,550	$11,879	$4,215,550	$(12,346)	1.99%	1.99%	2.23%	2.23%
_______________________

(1)	Not included in the fair value is $19.1 million of variation margin received for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $2.0 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2019.

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

Table 18 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	As of September 30, 2019
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$251,500	$1,249	$—	$(1,197)	$52
Cleared derivatives	6,446,755	856	85,091	—	85,947

Liability positions with credit exposure:
Uncleared derivatives
Double-A	$142,000	$(4,927)	$4,939	$—	$12
Single-A	2,170,900	(31,858)	21,777	10,921	840
Triple-B	276,000	(783)	250	698	165
Cleared derivatives	4,011,603	(95)	34,720	—	34,625
Total derivative positions with counterparties to which we had credit exposure	13,298,758	(35,558)	146,777	10,422	121,641

Mortgage delivery commitments (2)	38,486	65	—	—	65
Total	$13,337,244	$(35,493)	$146,777	$10,422	$121,706

Derivative positions without credit exposure: (3)
Single-A	$801,200
Triple-B	130,790
Total derivative positions without credit exposure	$931,990
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

Transition of LIBOR to Alternative Reference Rates

In July 2017, the United Kingdom's Financial Conduct Authority, the regulator for LIBOR, announced that after 2021 it will no longer persuade or compel the major banks that sustain LIBOR to submit rates for the calculation of LIBOR. The Alternative Reference Rates Committee (ARRC), which was established in 2014 by the Federal Reserve Board and the Federal Reserve

Bank of New York to help ensure a successful transition in the U.S. from LIBOR, recommended SOFR as the alternative reference rate to U.S. Dollar LIBOR. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in the second quarter of 2018.

Many of our assets and liabilities are indexed to LIBOR, with exposure extending beyond December 31, 2021. We are currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. As a result, we have developed a LIBOR transition plan, which addresses considerations such as LIBOR exposure, contract “fallback” language (which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement), operational preparedness, and balance sheet management, as well as contingencies for the potential unavailability of the index prior to December 31, 2021.

In assessing our current exposure to LIBOR, we have developed an inventory of financial instruments impacted and identified contracts that may require adding or adjusting the fallback language. We have added or adjusted fallback language to our advances agreements with members, and the FHLBank System has added fallback language to consolidated obligations. We continue to monitor market-wide efforts to address fallbacks related to LIBOR-based derivatives and investment securities as well as fallback language for other financial instruments. We are in the process of assessing our operational readiness, to include updating processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

The Bank participated in the FHLBank System’s first issuance of SOFR-indexed COs in November 2018, and we have continued to participate in SOFR-indexed CO issuances throughout 2019 as our funding needs required. Market activity in SOFR-indexed financial instruments continues to increase. During the nine months ended September 30, 2019, we have issued $3.9 billion in SOFR-indexed COs. In October 2019, the Bank began to offer a SOFR-based advance.

In March 2019, the Bank began to implement OIS based on the federal funds effective rate as an alternative interest rate hedging strategy for certain financial instruments, rather than using LIBOR when entering into new derivative transactions. In addition, a SOFR-based derivative market has begun to emerge.

On September 27, 2019, the FHFA issued a Supervisory Letter (the Supervisory Letter) that limits certain activities of the FHLBanks with respect to new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021. See Legislative and Regulatory Developments for more information on the Supervisory Letter.

We have exposures to advances, investment securities, COs, and derivatives with interest rates indexed to LIBOR. Table 19 presents exposure to LIBOR-indexed advances, investment securities, COs, and derivatives at September 30, 2019.

Table 19 - LIBOR-Indexed Variable Rate Financial Instruments at September 30, 2019 dollars in thousands

	Due Prior to December 31, 2021	Due After December 31, 2021
Advances, par amount by redemption term(1)	$397,100	$—
Investment securities, par amount by contractual maturity
Non-MBS	6,205	89,857
MBS(2)	12,137	2,795,562
Total investment securities	18,342	2,885,419
Consolidated bonds, par amount by contractual maturity	1,820,000	—
Total financial instruments	$2,235,442	$2,885,419

Derivatives, notional amount by contractual termination date(3)	$5,787,068	$2,609,400
_______________________

(1)
For advances that have a conversion from a floating rate indexed to LIBOR to a fixed rate, the LIBOR exposure is considered to be due by the date which the financial instrument converts to a fixed rate.

(2)
Contractual maturity will likely differ from the expected maturity because borrowers of the underlying loans or securities are subject to a call right or prepayment right, with or without call or prepayment fees.

(3)	Contractual termination date for derivatives does not take into account optional early termination provisions that may exist in certain derivative contracts.

The following table presents our variable rate advances, investment securities, consolidated bonds, and derivatives by interest-rate index.

Table 20 - Variable Rate Financial Instruments by Interest-Rate Index dollars in thousands

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds	Notional Amount of Derivatives
LIBOR	$397,100	$96,062	$2,807,699	$1,820,000	$8,396,468
SOFR	—	—	—	3,918,000	—
OIS-Federal Funds	—	—	—	—	5,834,280
Other	4,210,254	—	135,295	—	—
Total	$4,607,354	$96,062	$2,942,994	$5,738,000	$14,230,748

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

During the nine months ended September 30, 2019, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. Our short-term funding was generally driven by member demand and was achieved primarily through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors continue to view our short-term debt as an asset of choice, which has led to consistently low funding costs compared to those of other high-quality issuers and increased utilization of debt maturing in one year or less.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2019.

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

Liquidity Management Action Triggers. We maintain a liquidity management action trigger pertaining to net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the nine months ended September 30, 2019.

Table 21 - Projected Net Cash Flow (dollars in thousands)

As of September 30, 2019
21 Days
Uses of funds
Interest payable	$38,917
Maturing liabilities	6,457,990
Committed asset settlements	5,066
Capital outflow	85,565
MPF delivery commitments	38,486
Other	2,079
Gross uses of funds	6,628,103

Sources of funds
Interest receivable	98,664
Maturing or projected amortization of assets	17,023,064
Committed liability settlements	81,323
Cash and due from banks and interest bearing deposits	347,087
Gross sources of funds	17,550,138

Projected net cash flow	$10,922,035

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

We complied with this regulatory requirement at all times during the nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, we held a surplus of $16.3 billion and $17.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO issuance.

Table 22 - Contingency Liquidity (dollars in thousands)

As of September 30, 2019
5 Business Days
Cumulative uses of funds
Interest payable	$11,001
Maturing liabilities	1,623,985
Committed asset settlements	5,066
Drawdown of standby letters of credit	239,055
Other	2,079
Gross uses of funds	1,881,186

Cumulative sources of funds
Interest receivable	64,305
Maturing or amortizing advances	9,751,716
Committed liability settlements	81,323
Gross sources of funds	9,897,344

Plus: sources of contingency liquidity
Marketable securities	951,079
Self-liquidating assets	3,400,000
Cash and due from banks and interest bearing deposits	347,087
Marketable securities available for repo	3,620,379
Total sources of contingency liquidity	8,318,545

Net contingency liquidity	$16,334,703

Base Case Liquidity Requirement. On August 27, 2018, the FHFA issued new guidance on liquidity, Advisory Bulletin 2018-07 (Liquidity Guidance AB), which communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. The Liquidity Guidance AB, which outlines a phased-in compliance approach, rescinded the 2009 liquidity guidance issued by the FHFA. Contemporaneously with the issuance of the Liquidity Guidance AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity. For additional information, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments in the 2018 Annual Report.

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

With respect to base case liquidity, the FHFA revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets and rollover of maturing and called advances for all members except very large, highly rated members due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBanks are required to hold positive cash flow while rolling over maturing advances to all members and assuming no access to capital markets for an increased period of between 10 and 30 calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that FHLBanks should maintain a liquidity reserve of between one percent and 20 percent of its outstanding standby letters of credit commitments, as specified in the supervisory letter.

We were in compliance with these additional liquidity requirements at all times during the nine months ended September 30, 2019.

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

Table 23 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average September 30, 2019	Three-Month Average December 31, 2018

3-month Funding Gap	15%	13%	5.3%	10.6%

1-year Funding Gap	30%	25%	7.1%	12.9%
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

Debt Financing — Consolidated Obligations

At September 30, 2019, and December 31, 2018, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $52.8 billion and $59.0 billion, respectively. CO bonds outstanding for which we are primarily liable at September 30, 2019, and December 31, 2018, include issued callable bonds totaling $3.8 billion and $5.5 billion, respectively.

CO discount notes comprised 51.0 percent and 56.1 percent of the outstanding COs for which we are primarily liable at September 30, 2019, and December 31, 2018, respectively, but accounted for 92.9 percent and 94.8 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2019 and 2018, respectively.

Overall, we continued to experience steady demand for COs among investors and our issuance costs during the period covered by this report were consistent with those of recent quarters, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We participated in the FHLBank System’s first SOFR-indexed CO in November 2018, and we have continued to participate in SOFR-indexed CO issuances throughout 2019 as our funding needs required. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. In the first nine months of 2019, COs continued to be issued at yields that were generally at or below equivalent-maturity U.S. dollar LIBOR interest rate swap yields for debt maturing in less than two years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During the first nine months of 2019, CO yields generally moved downward with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent and expected changes in FOMC monetary policies, including recent intervention through daily repurchase agreement offerings and announced purchases of U.S. Treasury Bills, is a potentially important factor that could continue to shape investor demand for debt, including COs, in 2019. Moreover, potential increases in U.S. Treasury security issuance in response to higher fiscal deficits or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at September 30, 2019, was $3.2 billion compared with $3.6 billion at year-end 2018.

Capital stock decreased $497.2 million from December 31, 2018 to $2.0 billion at September 30, 2019, resulting from capital stock repurchases of $1.9 billion offset by the issuance of $1.4 billion of capital stock to support new advances borrowings by members. The decrease in capital stock was primarily attributable to the decrease in advances and a reduction in membership stock investment requirement.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2019, as discussed in Item 1 — Notes to Financial Statements — Note 15 — Capital.

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

Table 24 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	September 30, 2019	December 31, 2018
Past redemption date (1)	$3,765	$4,076
Due in one year or less	13,200	27,379
Due after one year through two years	—	—
Due after two years through three years	92	—
Due after three years through four years	30	363
Due after four years through five years	10	40
Thereafter (2)	10	10
Total	$17,107	$31,868
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

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 25, 2019, the Director of the FHFA notified us that, based on June 30, 2019 financial information, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.1 percent at September 30, 2019.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of four percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2019, this internal minimum capital requirement equaled $2.8 billion, which was satisfied by our actual regulatory capital of $3.5 billion.

Minimum Retained Earnings Target

At September 30, 2019, we had total retained earnings of $1.4 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 25 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2019	$420,902	$1,542,270	$1,963,193	$2,048,758	$85,565
December 31, 2018	755,723	1,716,251	2,471,996	2,560,722	88,726
_______________________

(1)	Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

As of September 30, 2019, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Advisory Bulletin (AB 2019-03) - Capital Stock Management. On August 14, 2019, the FHFA issued an Advisory Bulletin (the AB) providing guidance that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. Beginning in February 2020, the FHFA will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices.

The Bank does not expect the AB to have a material impact on the Bank’s capital management practices, financial condition, or results of operations.

FHFA Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued a Supervisory Letter to the FHLBanks that the FHFA stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks are expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021 by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the FHFA under the Supervisory Letter for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

Prior to the issuance of the Supervisory Letter, the Bank had suspended entering into LIBOR-indexed derivatives that terminate after December 31, 2021. The Bank had ceased purchasing investments that reference LIBOR and mature after December 31, 2021 prior to the issuance of the letter, also. Finally, early in 2019, the Bank limited the maturities of certain advances that are linked to LIBOR to December 31, 2021. See Financial Condition — Transition of LIBOR to Alternative Reference Rates for additional information.

The Bank does not expect the Supervisory Letter to have a material impact on the Bank’s financial condition or results of operations.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at September 30, 2019, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.0 billion, compared with $14.9 billion at December 31, 2018);

•
the issuance of COs with embedded call options to mitigate interest-rate risk of our debt (at September 30, 2019, fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.8 billion compared with $2.1 billion at December 31, 2018);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $4.2 billion, or 16.4 percent of our total outstanding CO bonds at September 30, 2019, compared with $6.0 billion, or 23.2 percent of total outstanding CO bonds, at December 31, 2018);

•
the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $5.9 billion, or 15.3 percent of our total outstanding advances at September 30, 2019, compared with $6.1 billion, or 14.1 percent of total outstanding advances, at December 31, 2018);

•
the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate and any optionality embedded in the security, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $2.6 billion, or 40.6 percent of our total outstanding available-for-sale securities at September 30, 2019, compared with $611.9 million, or 10.7 percent of total outstanding available-for-sale securities, at December 31, 2018);

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity;

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments; and

•
the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at September 30, 2019, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $44.0 million compared to $282.0 million at December 31, 2018).

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

Table 26 - Interest Rate / Market-Rate Risk Metrics

Interest/Market-Rate Risk Metric	September 30, 2019	December 31, 2018	Target, Limit or Management Action Trigger
MVE	$3.4 billion	$3.9 billion	None
MVE/BVE	105%	107%	None
MVE/Par Stock	166%	152%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	5.9%	6.1%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$128.3 million	$187.2 million	Maintain below $275.0 million (management action trigger) and $350.0 million (limit)
Duration of Equity	-0.65 years	-0.32 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	(3.7)%	(5.9)%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	-0.46 months	-0.23 months	None

Value at Risk. The table below presents the historical simulation VaR estimate as of September 30, 2019, and December 31, 2018, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 6-month time horizon that is measured monthly beginning with the most current month-end and going back to 1992.

Table 27 - Value-at-Risk (dollars in millions)

	Value-at-Risk (Gain) Loss Exposure (1)
	September 30, 2019		December 31, 2018
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	(0.09)%	$(3.0)	0.16%	$6.4
75%	0.51	17.4	1.08	41.9
95%	1.62	55.1	3.25	126.4
99%	3.77	128.3	4.81	187.2
_______________________

(1)
To be consistent with FHFA guidance, we have excluded VaR stress scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)	Loss exposure is expressed as a percentage of base MVE.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. The changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential, additional other-than-temporary impairment charges.

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on three-month LIBOR over a 12-month horizon in a variety of assumed interest-rate shock scenarios. The results of this analysis for September 30, 2019, showed that in the base case our RORC was 206 basis points over three-month LIBOR, and in the worst case fell 56 basis points to 150 basis points over three-month LIBOR in the down 200 basis point scenario. For December 31, 2018, the results of this analysis showed that in the base case our RORC was 203 basis points over three-month LIBOR, and in the worst case fell 117 basis points to 86 basis points over three-month LIBOR in the down 300 basis point scenario. In both the nine months ended September 30, 2019 and throughout 2018, our RORC spread to three-month LIBOR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios (dollars in millions).

Table 28 - Market and Interest-Rate Risk Metrics (dollars in millions)

	September 30, 2019
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,374	$3,364	$3,323	$3,401	$3,370	$3,274	$3,161
Percent change in MVE from base	(0.8)%	(1.1)%	(2.3)%	—%	(0.9)%	(3.7)%	(7.1)%
MVE/BVE	104%	103%	102%	105%	104%	101%	97%
MVE/Par Stock	165%	164%	162%	166%	165%	160%	154%
Duration of Equity	+0.03 years	+2.52 years	-2.27 years	-0.65 years	+2.14 years	+3.20 years	+3.68 years
Return on Regulatory Capital less 3-month LIBOR	1.61%	1.50%	1.52%	2.06%	2.26%	2.21%	2.05%
Net income percent change from base	(57.58)%	(59.87)%	(40.99)%	—%	31.86%	57.20%	79.56%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2018
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,628	$3,661	$3,829	$3,891	$3,869	$3,819	$3,755
Percent change in MVE from base	(6.8)%	(5.9)%	(1.6)%	—%	(0.6)%	(1.9)%	(3.5)%
MVE/BVE	100%	101%	105%	107%	106%	105%	103%
MVE/Par Stock	142%	143%	150%	152%	151%	149%	147%
Duration of Equity	- 0.61 years	-5.50 years	-3.03 years	-0.32 years	+1.05 years	+1.50 years	+1.90 years
Return on Regulatory Capital less 3-month LIBOR	0.86%	1.01%	1.67%	2.03%	2.13%	2.10%	2.01%
Net income percent change from base	(82.41)%	(64.03)%	(29.11)%	—%	23.63%	44.57%	64.22%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of September 30, 2019. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Item 3 - Legal Proceedings in the 2018 Annual Report and in Part II, Item 1 - Legal Proceedings in the Quarterly Report on Form 10-Q (i) for the quarter ended March 31, 2019, filed with the SEC on May 9, 2019 and (ii) for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019.

We continue our private-label MBS litigation against the following entities and/or their affiliates and subsidiaries and/or entities under their control or controlled by affiliates or subsidiaries thereof: Credit Suisse (USA), Inc. (Credit Suisse); Nomura Holding America, Inc. (Nomura); and RBS Holdings USA Inc. On August 20, 2019, a Massachusetts Superior Court denied in part and granted in part Nomura’s and Credit Suisse’s motions for summary judgment. In addition, our action against Moody’s Investors Service, Inc. and Moody’s Corporation relating to certain of our private label MBS holdings is ongoing. In that action, on March 26, 2019, an order of the New York Supreme Court was entered granting in part and denying in part the defendants’ motion to dismiss. On October 17, 2019, the New York Supreme Court Appellate Division affirmed the order of the New York Supreme Court denying the defendants’ motion to dismiss.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference
10.1	Federal Home Loan Bank of Boston Endorsement Split-Dollar Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005*	Filed within this Form 10-Q
10.2	Federal Home Loan Bank of Boston Endorsement Split-Dollar Agreement between M. Susan Elliott and the Federal Home Loan Bank of Boston dated May 24, 2005*	Filed within this Form 10-Q
10.3	2020 Director Compensation Policy*	Exhibit 10.1 to our 8-K filed with the SEC on October 25, 2019
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 8, 2019	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 8, 2019	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer