Form 10-K
period 2019-12-31
Federal Home Loan Bank of Boston
filed 2020-03-20
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Class B Stock, par value $100 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer	☒	Smaller reporting company	☐
				Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 29, 2020, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 20,758,802 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1. BUSINESS

General

The Federal Home Loan Bank of Boston is a federally chartered corporation organized by the United States (the U.S.) Congress in 1932 pursuant to the Federal Home Loan Bank Act of 1932 (as amended, the FHLBank Act) and is a government-sponsored enterprise (GSE). Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston. Our primary regulator is the Federal Housing Finance Agency (the FHFA).

We are a privately capitalized cooperative, and our mission is to provide highly reliable wholesale funding, liquidity, and a competitive return on investment to our members. We develop and deliver competitively priced financial products, services, and expertise that support housing finance, community development, and economic growth, including programs targeted to lower-income households. We serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. There are 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the U.S., each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

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

We combine private capital and public sponsorship in a way that is intended to enable our members and housing associates to assure the flow of credit and other services for housing finance, community development, and economic growth. We serve the public through our members and housing associates by providing these institutions with readily available, low-cost loan products, called advances, as well as other products and services that are intended to support the availability of residential-mortgage and community-investment credit. In addition, we provide liquidity by enabling members to sell mortgage loans to us or to designate third-party investors through a mortgage loan purchase program. Our primary sources of income come from interest on invested capital as well as the spread between interest-earning assets and interest-bearing liabilities. We are generally able to borrow funds at favorable rates due to our GSE status. Our debt is not backed by the U.S. government, but it does represent the joint and several obligation of the 11 FHLBanks.

Our members and housing associates are comprised of institutions located throughout our district. Institutions eligible for membership include savings institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified community development financial institutions (CDFIs), and insurance companies that demonstrate that their home financing policy is consistent with the Bank's housing finance mission. We are also authorized to lend to housing associates such as state housing-finance agencies located in New England. Members are required to purchase and hold our capital stock as a condition of membership and for advances and certain other business activities transacted with

us. Our capital stock is not publicly traded on any stock exchange and can only be transferred at par value of $100 per share. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the members' investment in or any dividend on our stock.

Federal Housing Finance Agency

The FHFA, an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks. The FHFA is financed through assessments on the entities it regulates, which include the FHLBanks, as discussed under Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — FHFA Expenses.

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

Additionally, while we have been subject to annual stress testing by the FHFA, the FHFA has proposed amending its stress testing rule to, among other things, remove the requirements for FHLBanks to conduct stress tests, as discussed under Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments. The results of our most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbboston.com, on November 15, 2019.

Office of Finance

The FHLBanks' Office of Finance (the Office of Finance) facilitates the issuing and servicing of FHLBank debt in the form of COs. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with market data. The Office of Finance publishes annual and quarterly combined financial reports on the financial condition and performance of the FHLBanks and also publishes certain data concerning debt issues and issuance. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of all 11 the FHLBank presidents and five independent directors.

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

Employees

As of February 29, 2020, we had 194 full-time employees.

Membership

Table 1 - Number of Members by Institution Type

	December 31,
	2019	2018	2017
Commercial banks	44	46	52
Credit unions	162	163	161
Insurance companies	63	55	51
Savings institutions	162	171	175
CDFI, non-depository institutions	4	4	4
Total members	435	439	443

As of December 31, 2019, 2018, and 2017, 66.0 percent, 74.0 percent, and 70.9 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

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

Economic Conditions

While our membership is limited to institutions with a principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2019 and are expected to impact us in 2020, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

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

We price advances to generate a desired profit margin above the estimated marginal cost of raising funding with a similar maturity profile as well as associated operating and administrative costs, while considering market rates for comparable competing wholesale funding alternatives. In accordance with the FHLBank Act and FHFA regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we are permitted to differentially price our products based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members.

Our major competitors are other sources of liquidity, including retail deposits, investment banks, commercial banks, wholesale/brokered deposits, and, in limited instances, other FHLBanks.

We had 287 members, five housing associates, and four nonmember institutions with advances outstanding as of December 31, 2019. For information on competition and trends in demand for advances, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

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

NEF advances are targeted to housing initiatives that benefit households with incomes at or below 80 percent of the area median income in support of inclusionary zoning efforts in ownership and rental projects.

JNE provides advances to support small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. The JNE program provides subsidies that are used to write down interest rates to a significant discount to market rates on eligible advances that finance qualifying loans to small businesses. At the direction of the board of directors, in 2019, the subsidy amount for the JNE was increased to $7.5 million, including $1.0 million set aside for a pilot program to fund economic development projects that did not meet the traditional JNE’s eligibility criteria. The combined subsidy on JNE advances disbursed during the year ended December 31, 2019, amounted to $7.4 million.

HHNE provides the six New England housing finance agencies (HFAs) with subsidies for targeted initiatives serving individuals and families who qualify for loans under the agencies' income guidelines. HHNE program subsidies are used to write down interest rates to a significant discount to market rates on eligible advances to HFAs or to purchase bonds from the New England HFAs at deeply discounted yields for the purpose of expanding affordable rental and homeownership initiatives, or to provide direct grants to HFAs for these purposes. Examples of uses include, but are not limited to, short-term construction lending, workforce housing, deferred loan programs for homeownership, multifamily loan refinance, and rental housing expansion, particularly in areas with job growth that exceeds the supply of rental units. For the year ended December 31, 2019, the subsidy expense for this program was allocated as follows: $1.5 million of subsidy was applied to below-market yielding bonds issued by two HFAs (which will effectively be realized by the below-market yield over the life of the bond); and $3.5 million of subsidy was applied toward grants made to HFAs unable to execute an advance or bond. For the year ended December 31, 2019, the subsidy expense for this program amounted to $5.0 million.

In addition to the $5.0 million allocation for the HFAs, the board of directors approved $2.5 million for the establishment of a new HHNE down-payment assistance program, Housing Our Workforce (HOW), and a pilot program. The HOW program was allocated $2.0 million to enable members to provide down payment assistance for households with incomes above 80 percent up to 120 percent of the area median income. The pilot program was allocated $500 thousand in subsidy for members and HFAs to support initiatives that reduce tenant rents or encourage homeownership through a structured partnership with a city or town. The combined subsidy disbursed for all the HHNE programs during the year ended December 31, 2019, amounted to $7.6 million.

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, we maintain a portfolio of short-term investments issued by highly-rated institutions, primarily consisting of U.S. Department of the Treasury (U.S. Treasury) securities, federal funds, securities purchased under agreements to resell (secured by U.S. Treasury securities, or Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities), and interest-bearing deposit accounts at banks.

We also leverage our capital to enhance our income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio. This portfolio includes debentures issued or guaranteed by U.S. government agencies and instrumentalities, as well as supranational institutions, and mortgage-backed securities (MBS) that are issued by GSE mortgage agencies or by other private-sector entities. All securities must be rated in at least the third highest rating category from a nationally-recognized statistical rating organization (NRSRO) as of the date of purchase. Effective January 1, 2020, the requirement that such securities purchases be limited to those rated in at least the third-highest rating category from an NRSRO was replaced by an internal rating requirement. Such securities purchases starting on January 1, 2020 must be internally rated in at least the third highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. We also purchase securities issued by state or local HFAs that are rated in at least the second-highest rating category from an NRSRO as of the date of purchase. Effective January 1, 2020, this NRSRO rating requirement was also changed to an internal rating requirement in at least the second highest internal rating category. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money markets. For a discussion of developments and factors that have impacted and could continue to impact the profitability of our investments, particularly our long-term investment portfolio, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Under our regulatory authority to purchase MBS, additional investments in MBS, asset-backed securities (ABS), and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital at the time of purchase. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2019, and 2018, our MBS, ABS, and SBA holdings represented 222 percent and 166 percent of capital, respectively.

We conduct our investment activities so as to strive to comply with the FHFA’s core mission achievement advisory bulletin, which establishes a ratio by which the FHFA will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and acquired member assets (mortgage loans acquired from members), to COs excluding the amount funding U.S. Treasury securities classified as available-for-sale or trading securities. The core mission asset ratio is calculated using annual average par values.

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

Our core mission achievement ratio for the years ended December 31, 2019 and 2018, was 74.7 percent and 75.2 percent, respectively.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions". MPF loans are fixed rate, residential mortgage loans that are either conventional (conventional mortgage loans) or are insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) (government mortgage loans) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans. For information on trends in the growth of the program in 2019, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We have offered our members MPF Original, MPF 125, MPF Plus, MPF 35, MPF Government, MPF Direct, MPF Government MBS and MPF Xtra, each being closed-loan products in which we (or a third party investor in the case of MPF Xtra, MPF Direct, or MPF Government MBS) invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit-enhancement and the types of credit-enhancement fees (performance-based, fixed amount, or none). In the case of MPF Xtra, MPF Direct and MPF Government MBS, each product facilitates the investment in MPF loans by third party investors for which we are paid fees and under which the related credit and market risks are transferred to the investors. There are no first loss account, credit-enhancement, or credit-enhancement fees for MPF Xtra, MPF Direct, and MPF Government MBS because the loans are sold to third parties that assume the embedded credit risk. For government loans, participating financial institutions provide the required credit-enhancement by delivering loans that are guaranteed or insured by a department or agency of the U.S. government.

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

The FHLBank of Chicago (in this capacity, the MPF Provider) establishes general eligibility standards under which an FHLBank member may become a participating financial institution, the structure of MPF loan products, and the eligibility rules for MPF loans. In addition, the MPF Provider manages the delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian. The FHLBanks that participate in the MPF Program, including the Bank, (the MPF Banks) pay fees to the MPF Provider for these services.

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

For conventional mortgage loan products (MPF loan products other than government mortgage loans and products in which we do not invest such as MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit-enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The FHFA Acquired Member Assets (AMA) rule allows each FHLBank to utilize its own model to determine the credit-enhancement for an AMA asset or pool of loans in lieu of a nationally recognized statistical ratings organization ratings model. We determined, based on documented analysis, that assets delivered to us had to be credit enhanced to at least a level at which we have a high degree of confidence that we will not bear material losses beyond the losses absorbed by our first loss account, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by third party credit models, and a credit-enhancement is calculated based on credit attributes of the loans in each master commitment. Credit losses on a loan may only be absorbed by a credit-enhancement amount stated in the master commitment related to the loan. The participating financial institution's credit-enhancement covers losses for MPF loans in excess of the MPF Bank's allocated portion of credit losses up to an agreed upon amount, called the first loss account. Participating financial institutions are paid a credit-enhancement fee for providing credit-enhancement and in some instances all or a portion of the credit-enhancement fee may be adjusted based upon the performance of loans purchased by the MPF Bank. Losses that exceed the amount of the participating financial institutions' credit-enhancement obligation are borne by the MPF Bank that owns the loans.

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

MPF Original. The first loss account starts out at zero on the day the first MPF loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.03 percent to 0.06 percent (three to six basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitment. The first loss account is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the first loss account and be charged in part to the participating financial institution's credit-enhancement.

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

•
Credit losses are allocated second to the participating financial institution under its credit-enhancement obligation for losses in excess of the first loss account, if any, up to the amount of such credit-enhancement. The credit-enhancement may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of the participating financial institution to provide supplemental mortgage guaranty insurance, or a combination of both.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of a single FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligations of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 29, 2020, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

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

Table 2 - Ratio of Non-Pledged Assets to Total Consolidated Obligations (dollars in thousands)

	December 31,
	2019	2018
Cash and due from banks	$69,416	$10,431
Advances	34,595,363	43,192,222
Investments (1)	16,144,244	15,900,204
Mortgage loans, net	4,501,251	4,299,402
Accrued interest receivable	112,163	112,751
Less: pledged assets	(92)	(243,220)
Total non-pledged assets	$55,422,345	$63,271,790
Total consolidated obligations	$51,569,662	$58,978,506
Ratio of non-pledged assets to consolidated obligations	1.07	1.07
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

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

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement. Any stock held by a member in excess of its TSIR is referred to as excess stock. At December 31, 2019, members and nonmembers with capital stock outstanding held excess capital stock totaling $79.7 million, representing approximately 4.3 percent of total capital stock outstanding.

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

Repurchase of Excess Stock. Our capital plan provides us with the authority and discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. It is our practice to repurchase daily the excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s TSIR, subject to a minimum repurchase of $100,000. In addition to daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our capital plan. During the year ended December 31, 2019, we repurchased $2.5 billion of excess capital stock, of which $26.1 million was mandatorily redeemable capital stock.

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

•
We may not redeem or repurchase any capital stock without the prior written approval of the FHFA if our board of directors or the FHFA determines that we have incurred or are likely to incur losses that result in or are likely to result in charges against our capital stock while such charges are continuing or expected to continue.

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

•
we become undercapitalized or our capital would be insufficient to maintain a classification of adequately capitalized after redeeming or repurchasing shares, except, in this latter case, with the permission of the Director of the FHFA;

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
Retained Earnings. Our current minimum retained earnings target, as set by our board of directors, is $700.0 million, which was selected for the reasons discussed under Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Minimum Retained Earnings Target.

As of December 31, 2019, our retained earnings totaled $1.5 billion. Of that amount, $348.8 million is in a restricted retained earnings account and is not available to pay dividends. We are required to allocate 20 percent of net income to this restricted retained earnings account in accordance with our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks. For additional information on restricted retained earnings and the Joint Capital Agreement, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Dividends. We may pay dividends from current net earnings or unrestricted retained earnings, subject to certain limitations and conditions. For additional information see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. For the year ended December 31, 2019, our AHP assessment was $21.3 million.

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

Credit, market, liquidity, and leverage risks are discussed in greater detail throughout Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk. Business, operational, and reputation risks are discussed in greater detail below.

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

Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We take several steps to protect such data, including information technology and security, general computing controls governing access to programs and data, along with physical and logical security. Additionally, we review related third-party service organizations' controls report annually. Despite these steps, this information could be exposed in several ways, including through unauthorized access to our computer systems; computer viruses that attack our computer systems; software or networks; accidental delivery of information to an unauthorized party; and loss of storage media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

We are implementing a multi-year strategy to modernize most of our mission critical applications and supporting infrastructure.  The pace of change in our information technology increases the risk of failures or interruptions of information systems or other technology, which could have a material adverse impact on our financial condition and results of operations.  We have taken steps to mitigate the risks arising from the pace of change by strictly adhering to our information technology-related policies, guidelines, procedures and industry best practices and engaging third party experts to guide and advise on the strategy as a whole and on particular components, and we intend to follow these practices during the remainder of its implementation. Furthermore, our senior management approves and provides oversight of all major information technology-related investments.

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

At December 31, 2019, our five largest stock-holding members held 29.8 percent of our stock. The loss of significant members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

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

We cannot predict what regulations will be issued or revised or what legislation will be enacted or repealed, and we cannot predict the effect of any such regulations or legislation on our business operations and/or financial condition. Changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, change in our membership, limitations on advances made to our members, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, all and any of which could adversely impact our financial condition and results of operations.

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

A period of financial distress could cause the Bank to impose a moratorium on repurchases of excess stock, which could provide an incentive for members to limit certain of their business with us to avoid associated stock purchase requirements and a disincentive to prospective members from becoming members, either of which could adversely impact our business operations and financial condition.

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

Negative information about us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. Potential sources of negative information about the FHLBanks include, but are not necessarily limited to, NRSROs, the FHFA, and its Office of Inspector General.

The housing GSEs Fannie Mae, Freddie Mac, and the FHLBanks issue highly rated agency debt to fund their operations. Negative announcements by any of the housing GSEs concerning topics such as accounting problems, risk-management issues, and regulatory enforcement actions may create pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk.

Given the FHLBanks’ status as GSEs, the scope, timing, and effect of any regulatory reform affecting the GSEs, including the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac and resulting changes in the regulation or status of the GSEs, could have a substantial effect on the FHLBank System. While there are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the FHLBanks’ focus on secured lending in the form of advances as opposed to guaranteeing mortgages and the FHLBanks' distinctive cooperative business model, legislation or other regulatory reform affecting GSEs could inadequately account for these differences, which could negatively change the perception of the risks associated with the GSEs and their debt securities. Any such change in the perception of risk could adversely affect the FHLBanks’ funding costs, access to funding, competitive position, and the financial condition and results of operations of an FHLBank and the FHLBanks on a combined basis.

Any negative information or other factors could result in the FHLBanks having to pay a higher rate of interest on COs to make them attractive to investors. If we maintain our existing pricing on our advances products and other services notwithstanding increases in CO interest rates, the spreads we earn would fall and our results of operations would be adversely impacted. If, in response to this decrease in spreads, we change the pricing of our advances, the advances may be less attractive to members, and the amount of new advances and our outstanding advance balances may decrease. In either case, the increased cost of issuing COs could adversely impact our financial condition and results of operations. Moreover, such negative information could deter prospective members from becoming members and could adversely impact our financial condition and results of operations.

We could fail to meet our minimum regulatory capital requirements or maintain a capital classification of "adequately capitalized," or we could be subject to enforcement action, any of which could result in prohibitions on dividends, excess stock repurchases, or capital stock redemptions, additional regulatory prohibitions, and/or could adversely impact our results of operations.

We are required to satisfy certain minimum regulatory capital requirements, including risk-based capital requirements and certain regulatory capital and leverage ratios, and are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), as described in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. Any failure to satisfy these requirements would result in our becoming subject to certain capital restoration requirements and being prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA, which could adversely affect our members' investment in our capital.

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2019. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

Finally, the FHFA is the FHLBank System's safety and soundness regulator and has broad powers, including enforcement powers, to cause us to take or refrain from taking certain actions including, but not limited to, paying dividends, repurchasing excess stock, redeeming capital stock, increasing or decreasing our total assets, and curtailing our investing activities.

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

We are required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by our management and board of directors, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternate investment options and could, in turn, adversely impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted. Moreover, any changes in regulatory liquidity requirements could adversely affect our financial condition and results of operations.

Natural or man-made disasters, including health emergencies related to the COVID-19 (coronavirus) pandemic, could have a material adverse effect on the Bank’s results of operations or financial condition.
The occurrence of natural disasters, political unrest or instability, acts of terrorism, and health emergencies, including the spread of infectious diseases or a pandemic, the effects of climate change, or other unexpected or disastrous conditions, events, or emergencies could adversely affect our business, including demand for the Bank’s products and services and the value of our assets and member-pledged collateral. The effects of disasters or emergencies could disrupt general economic conditions and financial markets and interfere with our employees, our workplace, our vendors and service providers, the businesses of our members, and our counterparties and thus could impair our ability to manage our business, as well as our results of operations and financial condition.
The full effects of the COVID-19 pandemic are evolving and unknown. The timeliness and effectiveness of actions taken or not taken to contain and mitigate effects of COVID-19 both in the U.S. and internationally by federal, state, and local governments and agencies; central banks, including the Federal Reserve System; hospitals; pharmaceutical companies; medical manufacturers; and other businesses, as well as actions taken or not taken by individuals, could greatly affect outcomes. There are many current and potential issues, and we cannot predict them all or the extent to which they will affect the Bank and its business. It appears probable that large numbers of people will become ill, have illness in their households, or will be required to stay away from their workplaces, and will not be able to work for extended periods of time, which could further negatively affect household incomes and their ability to stay current on obligations, including mortgage payments, businesses, and the economy. COVID-19 threatens the health of our employees and their families and could impair our ability to conduct business. By March 13, 2020, the majority of our employees were working remotely with only operationally critical employees working at our headquarters in Boston or at a business continuity site we maintain. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Our investments in mortgages and MBS could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays in foreclosures, resulting from COVID-19. Our other investments could also be negatively affected by extreme price volatility caused by uncertainties stemming from COVID-19. On March 3, 2020 the Federal Reserve lowered the target range for the federal funds rate to a range from 1.00 to 1.25 percent citing evolving risks to economic activity from the coronavirus, and on March 15, 2020, the Federal Reserve further lowered the target range for the federal funds rate to a range from 0 to 0.25 percent citing related concerns about the disruption to economic activity and stress in the energy sector. A prolonged period of very low interest rates could reduce our net interest income and have a material adverse impact on our results of operations or financial condition. The rapid and diffuse spread of COVID-19 has had severe negative impacts on, among other things, financial markets, liquidity, economic conditions, commercial contracts, and trade and could continue to do so or could worsen these and other conditions for an unknown period of time, which could have a material adverse impact on our results of operations or financial condition.

MARKET AND LIQUIDITY RISKS

Changes in interest rates could adversely impact our financial condition and results of operations.

Like many financial institutions, we realize a significant portion of our income from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low interest-rate environments. The realization of such risk could require us to reinvest the proceeds of prepaid assets at lower, and possibly negative, spreads, or such assets will remain outstanding at below-market yields when interest rates increase. Moreover, accelerated prepayments in a low interest-rate environment could result in elevated levels of premium expense recognition due to the fact that a substantial portion of our mortgage assets were purchased at premium prices.

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

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. The FCA and the submitting LIBOR banks have indicated that they will support the LIBOR indices through 2021 to allow for an orderly transition to alternative reference rates. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. There is no assurance that LIBOR will continue to be accepted or used by the markets generally or by any issuers, investors, or counterparties at any time, even if LIBOR continues to be available. In September 2019, the FHFA issued a supervisory letter (Supervisory Letter) to the FHLBanks relating to their planning for the LIBOR phase-out. Under the Supervisory Letter, with limited exceptions, each FHLBank must, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021, and should, by March 31, 2020, no longer enter into any other new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021. As a result of the limitations introduced by the Supervisory Letter, we and the other FHLBanks may experience less flexibility in our access to funding, higher funding costs, or lower overall demand or increased costs for advances; which may, in turn, negatively affect the future composition of our balance sheets, capital stock levels, primary mission assets, ratios, and net income. If, as a result of the Supervisory Letter, we are not permitted to continue to use instruments that reference LIBOR for hedging and risk-mitigating purposes, we will have to alter our hedging strategies and interest-rate risk management, which may have a negative effect on our financial condition and results of operations.

In April 2018, the Federal Reserve Bank of New York began publishing SOFR, which the Alternative Reference Rates Committee, a private-market committee convened by the Federal Reserve Board of Governors and the Federal Reserve Bank of New York, recommended as the alternative reference rate to U.S. dollar LIBOR. Since 2018, market activity in SOFR-linked financial instruments has continued to develop. Since November 2018, the FHLBank System has offered SOFR-linked COs. The Bank began to offer a SOFR-linked advance product in October 2019. As noted throughout this report, we have assets and liabilities, including derivative assets and derivative liabilities, and member-pledged collateral indexed to LIBOR. We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Alternatives may or may not be developed with additional complications. The market transition away from LIBOR and towards SOFR or other alternative reference rates, which will include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or other alternative reference rates, is expected to continue to be complicated. Transition in the markets and in our systems could be disruptive. During the market transition away from LIBOR, LIBOR may experience increased volatility or become less representative, and the overnight U.S. Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. Given the large volume of LIBOR-based mortgages and financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. Risks relating to the effect of changes in legacy contractual interest rate terms on our financial assets and liabilities and the ability to renegotiate contractual terms, as well as risks relating to the market demand for our products and debt, the market value of pledged collateral, and critical vendors being able to adjust systems to properly process and account for an alternative rate are additional examples of the risks. We are not able to predict whether or when LIBOR publication will be discontinued, whether an alternative rate, such as SOFR, will become a widely accepted reference rate in place of LIBOR, or what impact the transition from LIBOR may have on our or our members’ business, financial condition, and results of operations. Additional information is in Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Transition from LIBOR to Alternative Reference Rates.

CREDIT RISKS

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Many of these investments have sustained and may sustain further credit losses under current modeling assumptions, and have been downgraded by various NRSROs. Other-than-temporary-impairment (OTTI) assessment is a subjective and complex determination by management. The assumptions we made for our other-than-temporary-impairment assessments of our private-label MBS resulted in projected future credit losses, thereby causing other-than-temporary-impairment losses from certain of these securities. We incurred credit losses of $1.2 million for private-label MBS that we determined were other-than-temporarily impaired for the year ended December 31, 2019. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, we may use even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities in future credit loss assessments.

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

Further our methodology for determining our allowance for loan losses on our investments in MPF loans considers factors relevant to those investments. Important factors in determining this allowance are the delinquency rates and trends in the delinquency rates on our investments in conventional mortgage loans. If delinquency or default rates rise for these investments or other factors in determining the allowance worsen, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

We have concentrations of mortgage loans in some geographic areas based on our investments in MPF loans and private-label MBS and on our receipt of collateral pledged for advances. See Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information on these concentrations. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions, or natural disasters, the nature and severity of which may be impacted by climate change, we could experience increased losses on our investments in the MPF loans or the related MBS or be exposed to a greater risk that the pledged collateral securing related advances would be inadequate in the event of default on such an advance.

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

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to retain such personnel is important for us to conduct our operations and measure and maintain risk and financial controls. Our ability to retain key personnel could be challenged as the U.S., and the Boston area in particular, continues to experience a very low unemployment rate.

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

For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 8.1 percent of our total assets as of December 31, 2019, and 10.2 percent of interest income for the year ended December 31, 2019. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment activities could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

We use derivatives to manage interest-rate risk. If, due to an absence of creditworthy swap dealers or guarantors, or to a decline in our own creditworthiness, we are unable to manage our hedging positions properly, or we are unable to enter into hedging instruments upon acceptable terms, we could be unable to effectively manage our interest-rate and other risks without altering our business strategies, which could adversely impact our financial condition and results of operations. In addition, while we are no longer entering into LIBOR-based derivatives, we do have outstanding derivatives based on LIBOR. Any failure by market participants to successfully transition away from LIBOR to a replacement benchmark and to implement transitional contractual arrangements for legacy LIBOR-based derivatives could adversely affect the trading or market value of derivatives. If we are unable to manage our hedging positions properly or are unable to enter into hedging instruments upon acceptable terms, the effectiveness of our management of interest-rate and other risks may be adversely affected, or we may be required to change our investment strategies and advance product offerings, which could adversely affect our financial condition and results of operations.

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

ITEM 3. LEGAL PROCEEDINGS

Private-label MBS Complaint

On April 20, 2011, we filed a complaint in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County (the Massachusetts Superior Court) against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label MBS issued by 115 securitization trusts for which we originally paid approximately $5.8 billion. The complaint sought various forms of relief including rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date), and recovery of reasonable attorneys' fees and costs of suit.

Although the case was removed by the defendants to the United States District Court for the District of Massachusetts (Massachusetts District Court), and was pending there for several years, in 2017 it was remanded to the Massachusetts Superior Court, based upon a January 2017 U.S. Supreme Court decision (Lightfoot v. Cendant Mortgage Corp.). We have resolved our claims against most of the originally named defendants, and the case remains pending in the Massachusetts Superior Court against Credit Suisse (USA), Inc. and certain of its affiliates (the securities defendants).

While the case was pending in the Massachusetts District Court, we filed an amended complaint (in June 2012) that reduced the number of MBS in the case to 111 securitizations for which we originally paid approximately $5.7 billion. The amended complaint asserts, as the original complaint had asserted, claims against the securities defendants based on untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations and omissions, negligent misrepresentation, unfair or deceptive trade practices, and controlling person liability. In September 2013, the Massachusetts District Court ruled upon the defendants’ motions to dismiss, denying such motions with respect to certain of our claims, and granting such motions with respect to certain other claims. On August 20, 2019, the Massachusetts Superior Court denied Credit Suisse’s motion for summary judgment with respect to all of our Massachusetts Uniform Securities Act Claims and our unfair or deceptive trade practices claims, and with respect to some of our negligent misrepresentation claims. The Court granted such motion with respect to our negligent misrepresentation claims relating to one securitization, based upon Credit Suisse’s role.

Our original (and amended) complaint also asserted fraud claims against certain rating agency defendants. However, in January 2017, while the case was pending in the Massachusetts District Court, the court, upon our motion (following our successful appeal to the United States Court of Appeals for the First Circuit of an earlier adverse ruling dismissing our claims), severed our claims against the rating agency defendants that remained in the litigation at that time (Moody's Investors Service, Inc. and Moody's Corporation; collectively referred to as Moody's), and transferred the severed claims to the United States District Court for the Southern District of New York (S.D.N.Y.). Shortly thereafter, based upon the Supreme Court’s Lightfoot v. Cendant Mortgage Corp. decision, the S.D.N.Y. dismissed our claims against Moody’s for lack of federal jurisdiction. On November 2, 2017, we refiled our complaint against Moody’s in the Supreme Court of New York, and subsequently amended such complaint on February 5, 2018. In that action, on March 26, 2019, an order of the New York Supreme Court was entered granting in part and denying in part the defendants’ motion to dismiss. The defendants appealed, and on October 17, 2019, the New York Supreme Court Appellate Division (Appellate Division) affirmed the order of the New York Supreme Court denying the defendants’ motion to dismiss. On January 30, 2020, the Appellate Division denied defendants’ motion for reargument or for leave to appeal, a ruling that ends the appeal but not the litigation as a whole.

Over the past eight years, we have agreed with certain defendants in our private-label MBS litigation to settle our claims against them for an aggregate amount of $364.6 million (which amount is net of legal fees and expenses). Of that amount, $29.4 million represents net settlements during the year ended December 31, 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 29, 2020, 431 members and seven nonmembers held a total of 20.8 million shares of our Class B stock. Our capital plan provides us with the authority to issue Class A capital stock, $100 par value per share (Class A stock). However, we have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2019, 2018, and 2017 as set forth in Table 3 below. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.
Table 3 - Quarterly Dividends Declared (dollars in thousands)

	2019			2018			2017
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$2,396,636	$37,272	6.17%	$2,216,994	$27,884	4.99%	$2,384,803	$23,619	3.94%
June 30	2,064,694	31,666	6.22	2,370,734	31,917	5.46	2,467,425	24,822	4.08
September 30	1,851,474	27,881	6.04	2,401,299	35,143	5.87	2,436,766	25,637	4.22
December 31	1,796,954	25,953	5.73	2,376,532	35,162	5.87	2,268,722	24,762	4.33
_________________________

(1)	Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)	The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 13, 2020, our board of directors declared a cash dividend that was equivalent to an annual yield of 5.46 percent, the approximate daily average three-month LIBOR for the fourth quarter of 2019 plus 350 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2019 totaled $24.1 million and was paid on March 3, 2020. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2020, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2019, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2020.

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

We maintain a policy providing that if our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our net income for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2019, compared with $1.5 billion in retained earnings at December 31, 2019.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2019, we had excess stock outstanding totaling $79.7 million or 0.1 percent of our total assets.

Should we determine to issue Class A stock, dividends declared on Class A stock may differ from dividends declared on Class B stock but may not exceed dividends declared on Class B stock.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $2.8 billion at December 31, 2019. Our permanent capital level was $3.3 billion at December 31, 2019, so we were in excess of this requirement by $550.6 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account. The Joint Capital Agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. As of December 31, 2019, $348.8 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $502.4 million at that date. For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2019, 2018, and 2017, and the selected statement of condition data as of December 31, 2019 and 2018, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2016 and 2015, and the selected statement of condition data as of December 31, 2017, 2016, and 2015, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

Table 4 - Selected Financial Data (dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015
Statement of Condition
Total assets	$55,662,811	$63,593,317	$60,361,946	$61,545,586	$58,102,669
Investments(1)	16,144,244	15,900,204	17,941,614	18,031,331	18,019,181
Advances	34,595,363	43,192,222	37,565,967	39,099,339	36,076,167
Mortgage loans held for portfolio, net(2)	4,501,251	4,299,402	4,004,737	3,693,894	3,581,788
Deposits and other borrowings	674,309	474,878	477,069	482,163	482,602
Consolidated obligations:
Bonds	23,888,493	25,912,684	28,344,623	27,171,434	25,427,277
Discount notes	27,681,169	33,065,822	27,720,906	30,053,964	28,479,097
Total consolidated obligations	51,569,662	58,978,506	56,065,529	57,225,398	53,906,374
Mandatorily redeemable capital stock	5,806	31,868	35,923	32,687	41,989
Class B capital stock outstanding-putable(3)	1,869,130	2,528,854	2,283,721	2,411,306	2,336,662
Unrestricted retained earnings	1,114,337	1,084,342	1,041,033	987,711	934,214
Restricted retained earnings	348,817	310,670	267,316	229,275	194,634
Total retained earnings	1,463,154	1,395,012	1,308,349	1,216,986	1,128,848
Accumulated other comprehensive loss	(186,972)	(316,507)	(326,940)	(383,514)	(442,597)
Total capital	3,145,312	3,607,359	3,265,130	3,244,778	3,022,913
Results of Operations
Net interest income after provision for credit losses	$268,941	$312,144	$277,099	$252,026	$226,027
Net impairment losses on held-to-maturity securities recognized in earnings	(1,212)	(532)	(1,454)	(3,310)	(4,059)
Litigation settlements	29,361	12,769	20,761	39,211	184,879
Other income (loss), net	12,835	8,589	3,605	(6,577)	(8,819)
Other expense	97,884	91,902	88,501	88,746	76,382
AHP assessments	21,302	24,299	21,307	19,397	32,328
Net income	$190,739	$216,769	$190,203	$173,207	$289,318
Other Information
Dividends declared	$122,772	$130,106	$98,840	$85,069	$62,128
Dividend payout ratio	64.37%	60.02%	51.97%	49.11%	21.47%
Weighted-average dividend rate(4)	6.05	5.56	4.14	3.63	2.54
Return on average equity(5)	6.29	6.38	5.83	5.49	9.54
Return on average assets	0.35	0.35	0.32	0.29	0.52
Net interest margin(6)	0.49	0.51	0.47	0.43	0.41
Average equity to average assets	5.51	5.49	5.49	5.35	5.45
Total regulatory capital ratio(7)	6.00	6.22	6.01	5.95	6.04
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $500 thousand, $500 thousand, $500 thousand, $650 thousand, and $1.0 million, as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(3)
Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions. We also initiated daily repurchases of excess stock from members on June 1, 2017. See below under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors and the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•
the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the anticipated cessation of the LIBOR benchmark rate, the development of alternative rates, including SOFR, and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from changes in U.S. fiscal policy or ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets; the condition of the capital markets on our COs;

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

•
changes in the fair value and economic value of, impairments of, and risks, including risks related to changes in or cessation of benchmark interest rates, associated with the Bank’s investments in mortgage loans and MBS or other assets and the related credit-enhancement protections;

•
membership conditions and changes, including changes resulting from member failures, mergers or changing financial health, changes due to member eligibility, changes in the principal place of business of members, or the addition of new members;

•
external events, such as general economic and financial instabilities, political instability, wars and natural disaster, including disasters caused by significant climate change, which, among other things, could damage our facilities or the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages that we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;

•
the impact of the coronavirus or other pandemics, epidemics, or health emergencies, including the effect on the Bank resulting from illness or quarantines of employees or business partners on which we rely; negative effects on our members’ businesses and their demands for our products, and effects generally on the economy and financial markets;

•
the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches (cyber-attacks); and

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

EXECUTIVE SUMMARY

For the year ended December 31, 2019, net income decreased to $190.7 million, from $216.8 million for the year ended December 31, 2018. The decrease in net income was primarily due to a decrease of $43.2 million in net interest income after provision for credit losses offset in part by a $16.6 million increase in litigation settlement income. Net interest income after provision for credit losses for the year ending December 31, 2019, was $268.9 million, compared with $312.1 million for 2018. The $43.2 million decrease in net interest income after provision for credit losses was mainly a result of a $6.9 billion decrease in average earning assets, a $520.8 million decrease in average capital stock, as well as higher premium amortization on U.S. Agency mortgage-backed securities resulting from an expected increase in mortgage refinancing activity following a significant drop in mortgage rates during 2019. The decrease in average earning assets primarily consisted of a $5.8 billion decrease in average advances and a $1.4 billion decline in average investments. Offsetting these decreases in part was an increase in prepayment fees on advances from $216 thousand in 2018 to $35.0 million for the year ending December 31, 2019. Our return on average equity was 6.29 percent for the year ended December 31, 2019, compared with 6.38 percent for the year ended December 31, 2018, a decrease of nine basis points. Our business model is designed to allow for variability in demand for advances and changes in interest rates. While the decrease in advances balances and lower interest rates contributed to reduced net income, our financial condition continued to strengthen with retained earnings of $1.5 billion at December 31, 2019, a surplus of $763.2 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of December 31, 2019. We also provided a dividend spread of 350 basis points over the daily average three-month LIBOR in 2019.

Net Interest Margin

In 2019, net interest margin was 0.49 percent, a decrease of two basis points from the year ended December 31, 2018. The decrease in net interest margin reflects the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities as long-term interest rates dropped, after having risen during the prior-year period.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $34.6 billion at December 31, 2019, compared to $43.2 billion at December 31, 2018. The decrease in advances was primarily in fixed-rate short-term and overnight advances along with variable-rate advances.

Accretable yields from investments in private-label MBS

For the years ended December 31, 2019 and 2018, we recognized $27.2 million and $32.5 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Item 8 — Financial Statements and Supplementary Data —

Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition.

The amortized cost of our total investments in private-label MBS has declined to $408.6 million at December 31, 2019. Other-than-temporary impairment credit losses were $1.2 million for the year ending December 31, 2019.

Regulatory Developments

The FHFA and other regulators with authority over us or our way of doing business have issued or proposed multiple regulations and issued guidance during the year and into 2020 as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

In July 2017, the United Kingdom’s FCA, which regulates LIBOR, announced its intention to stop persuading or compelling the major banks that sustain LIBOR to submit rate quotations after 2021. We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Many of our assets and liabilities are indexed to LIBOR, and we continue to assess legacy contracts across products and monitor risks to determine the effect of LIBOR discontinuance. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we have developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We are also working with the other FHLBanks and the Office of Finance as we transition our floating-rate note issuance from LIBOR. In October 2019 we began to offer a SOFR-based advance. We are updating our operational processes and models to support new alternative reference rate activity. For further details see Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations, as well as, Operational Risks — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in — Legislative and Regulatory Developments as well as in Financial Condition — Transition from LIBOR to Alternative Reference Rates.

Coronavirus Pandemic: COVID-19

The recent outbreak of the coronavirus, which originated in Wuhan, Hubei Province, China and has now spread globally, including within the United States, has resulted in the declaration of the COVID-19 pandemic. The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. Managing COVID-19 has strained and is expected to severely tax healthcare systems and businesses worldwide. The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions. In response to these developments, the Federal Reserve has responded with a series of monetary policy adjustments in March 2020 including reductions to the targeted federal funds rate totaling 1.50 percent, an increase in its daily repurchase agreement offerings, announced purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, and the establishment of the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Money Market Mutual Fund Liquidity Facility. On March 12, 2020, the Bank asked employees who are not operationally critical to work remotely. For further details of the potential impact of these events on the Bank, see Part I — Item 1A — Risk Factors — Natural or man-made disasters, including health emergencies related to the COVID-19 (coronavirus) pandemic, could have a material adverse effect on the Bank’s results of operations or financial condition. Additional information is provided in Economic Conditions.

ECONOMIC CONDITIONS

Economic Environment

The U.S. economy grew in 2019 at an annualized rate of 2.3 percent, down 0.6 percent from 2018. The labor market continued to be strong. The unemployment rate in February 2020 stood at 3.5 percent, down 0.3 percent year over year. The economy added an average of 175,000 jobs per month in 2019. The New England region’s unemployment rate was 3.0 percent in January 2020, 0.6 percent lower than for the U.S., and 0.2 percent lower year over year.
The gradual recovery in the housing market continued in 2019. The FHFA reported that house prices were up 5.1 percent in the fourth quarter of 2019 from a year earlier. Year-over-year changes were positive in all 50 states, reflecting a broad housing market recovery. The housing market provided a significant boost to the New England economy in 2019 with rising prices and construction activity.

Financial markets experienced substantial volatility in February and March 2020 as the coronavirus pandemic spread across various parts of the world.

Interest-Rate Environment

On March 3, 2020, the Federal Open Market Committee (FOMC) lowered the target range for the federal funds rate to 1.00 percent to 1.25 percent, citing evolving risks to economic activity from the coronavirus. On March 15, 2020, citing related concerns about the disruption to economic activity and stress in the energy sector, the FOMC lowered the target range for the federal funds rate to 0 to 0.25 percent. The FOMC also announced that it would increase its holdings of U.S. Treasury securities by $500 billion and agency mortgage-backed securities by $200 billion over coming months.

For part of 2019, long-term interest rates were lower than short-term interest rates resulting in an inverted yield curve and presenting a challenging operational environment for many financial institutions including the Bank. Long-term rates increased more than short-term rates in the final months of 2019 such that the yield curve was no longer inverted at 2019 year-end. However, all interest rates declined again in early 2020 as economic uncertainty increased due to the novel coronavirus pandemic and its possible impact on the global economy.

Table 5 - Key Interest Rates

	2019		2018		2017
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective rate	1.55%	2.16%	2.40%	1.83%	1.33%	1.00%
3-month LIBOR	1.91%	2.33%	2.81%	2.31%	1.69%	1.26%
3-month U.S. Treasury yield	1.55%	2.08%	2.37%	1.96%	1.38%	0.94%
2-year U.S. Treasury yield	1.57%	1.97%	2.49%	2.52%	1.88%	1.39%
5-year U.S. Treasury yield	1.69%	1.95%	2.51%	2.75%	2.21%	1.91%
10-year U.S. Treasury yield	1.92%	2.14%	2.69%	2.91%	2.41%	2.33%
________________
Source: Bloomberg

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2019, versus the year ended December 31, 2018

Net income decreased to $190.7 million for the year ended December 31, 2019, from $216.8 million for the year ended December 31, 2018. The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2019, was $268.9 million, compared with $312.1 million for 2018. The $43.2 million decrease in net interest income after provision for credit losses was mainly a result of a $6.9 billion decrease in average earning assets as well as higher premium amortization on U.S. Agency mortgage-backed securities resulting from a significant drop in mortgage rates during the year ending December 31, 2019. The decrease in average earning assets primarily consisted of a $5.8 billion decrease in average advances and a $1.4 billion decline in average investments. This decrease in net interest income after provision for credit losses was partially offset by an increase in prepayment fees on advances from $216 thousand in the year ending December 31, 2018 to $35.0 million for the same period in 2019. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.36 percent for the year ended December 31, 2019, a two basis point decrease from 2018, and net interest margin was 0.49 percent, a two basis point decrease from 2018. The decrease in net interest spread reflects a 33 basis point increase in the average yield on earning assets and a 35 basis point increase in the average yield on interest-bearing liabilities. The decrease in both net interest spread and net interest margin mainly reflect the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities, partially offset by the increase in prepayment fee income on advances discussed above.

Table 6 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 6 - Net Interest Spread and Margin (dollars in thousands)

	For the Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$33,128,806	$889,610	2.69%	$38,964,665	$867,431	2.23%	$36,943,396	$515,074	1.39%
Interest-bearing deposits	1,033,450	22,390	2.17	276,767	5,433	1.96	206,220	2,045	0.99
Securities purchased under agreements to resell	5,491,663	123,438	2.25	4,025,447	77,718	1.93	3,038,178	27,486	0.90
Federal funds sold	2,635,165	58,015	2.20	5,919,666	108,144	1.83	5,757,038	58,642	1.02
Investment securities(1)	8,072,471	203,737	2.52	8,390,634	230,633	2.75	9,255,905	208,597	2.25
Mortgage loans	4,417,474	147,885	3.35	4,108,704	136,672	3.33	3,818,639	125,002	3.27
Other earning assets	1,164	25	2.15	1,575	22	1.40	3,288	43	1.31
Total interest-earning assets	54,780,193	1,445,100	2.64	61,687,458	1,426,053	2.31	59,022,664	936,889	1.59
Other non-interest-earning assets	236,032			274,422			342,940
Fair-value adjustments on investment securities	43,176			(111,902)			(22,728)
Total assets	$55,059,401	$1,445,100	2.62%	$61,849,978	$1,426,053	2.31%	$59,342,876	$936,889	1.58%
Liabilities and capital
Consolidated obligations
Discount notes	$25,489,068	$569,896	2.24%	$30,078,903	$561,443	1.87%	$26,489,602	$233,081	0.88%
Bonds	25,526,458	598,585	2.34	27,216,512	545,228	2.00	28,414,427	421,622	1.48
Deposits	566,210	6,582	1.16	497,418	5,311	1.07	473,134	3,615	0.76
Mandatorily redeemable capital stock	16,481	974	5.91	32,966	1,923	5.83	35,292	1,558	4.41
Other borrowings	1,230	37	3.01	2,260	38	1.68	995	10	1.01
Total interest-bearing liabilities	51,599,447	1,176,074	2.28	57,828,059	1,113,943	1.93	55,413,450	659,886	1.19
Other non-interest-bearing liabilities	428,082			625,472			669,030
Total capital	3,031,872			3,396,447			3,260,396
Total liabilities and capital	$55,059,401	$1,176,074	2.14%	$61,849,978	$1,113,943	1.80%	$59,342,876	$659,886	1.11%
Net interest income		$269,026			$312,110			$277,003
Net interest spread			0.36%			0.38%			0.40%
Net interest margin			0.49%			0.51%			0.47%
_________________________

(1)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 7 summarizes changes in interest income and interest expense for the years ended December 31, 2019 and 2018. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 7 - Rate and Volume Analysis (dollars in thousands)

	For the Year Ended December 31, 2019 vs. 2018			For the Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(141,190)	$163,369	$22,179	$29,593	$322,764	$352,357
Interest-bearing deposits	16,338	619	16,957	878	2,510	3,388
Securities purchased under agreements to resell	31,512	14,208	45,720	11,188	39,044	50,232
Federal funds sold	(68,989)	18,860	(50,129)	1,702	47,800	49,502
Investment securities	(8,519)	(18,377)	(26,896)	(20,779)	42,815	22,036
Mortgage loans	10,332	881	11,213	9,622	2,048	11,670
Other earning assets	(7)	10	3	(24)	3	(21)
Total interest income	(160,523)	179,570	19,047	32,180	456,984	489,164
Interest expense
Consolidated obligations
Discount notes	(93,053)	101,506	8,453	35,400	292,962	328,362
Bonds	(35,398)	88,755	53,357	(18,444)	142,050	123,606
Deposits	774	497	1,271	194	1,502	1,696
Mandatorily redeemable capital stock	(974)	25	(949)	(108)	473	365
Other borrowings	(22)	21	(1)	18	10	28
Total interest expense	(128,673)	190,804	62,131	17,060	436,997	454,057
Change in net interest income	$(31,850)	$(11,234)	$(43,084)	$15,120	$19,987	$35,107

Average Balance of Advances Outstanding

The average balance of total advances decreased $5.8 billion, or 15.0 percent, for the year ended December 31, 2019, compared with the same period in 2018. We cannot predict whether this trend will continue.

For the year ended December 31, 2019 and 2018, net prepayment fees on advances were $35.0 million and $216 thousand, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.1 billion, or 10.4 percent, for the year ended December 31, 2019, compared with the same period in 2018. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold increased from 1.83 percent during the year ended December 31, 2018 to 2.20 percent during the year ended December 31, 2019, while average yields on securities purchased under agreements to resell increased from 1.93 percent for the year ended December 31, 2018 to 2.25 percent for the year ended December 31, 2019. These investments are used for liquidity management.

Average investment-securities balances decreased $318.2 million, or 3.8 percent for the year ended December 31, 2019, compared with the same period in 2018, a decrease consisting primarily of a $1.1 billion decline in MBS offset by a $785.8 million increase in U.S. Treasury obligations.

Average Balance of COs

Average CO balances decreased $6.3 billion, or 11.0 percent, for the year ended December 31, 2019, compared with the same period in 2018, resulting from our decreased funding needs principally due to the decrease in our average advances and investments balances. This overall decrease consisted of declines of $4.6 billion in CO discount notes and $1.7 billion in CO bonds.

The average balance of CO discount notes represented approximately 50.0 percent of total average COs during the year ended December 31, 2019, compared with 52.5 percent of total average COs during the year ended December 31, 2018. The average balance of CO bonds represented 50.0 percent and 47.5 percent of total average COs outstanding during the years ended December 31, 2019 and 2018, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, and debt instruments that qualify for hedge accounting. Beginning January 1, 2019, the fair value gains and losses of derivatives and hedged items designated in fair-value hedge relationships are also recognized as interest income or interest expense. Prior to January 1, 2019, the portion of fair value gains and losses of derivatives and hedged items representing hedge ineffectiveness were recorded in non-interest income. We enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and to achieve our risk-management objectives. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy.

Table 8 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Year Ended December 31, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,934)	$—	$(752)	$(2,567)	$—	$(5,253)
Gains (losses) on designated fair-value hedges	2,358	824	—	(1,100)	—	2,082
Net interest settlements on derivatives(2)	39,085	(22,249)	—	(17,482)	—	(646)
Total net interest income	39,509	(21,425)	(752)	(21,149)	—	(3,817)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on derivatives not receiving hedge accounting	(1,266)	652	—	—	—	(614)
Mortgage delivery commitments	—	—	1,945	—	—	1,945
Price alignment amount(3)	—	—	—	—	88	88
Net (losses) gains on derivatives and hedging activities	(1,266)	652	1,945	—	88	1,419

Subtotal	38,243	(20,773)	1,193	(21,149)	88	(2,398)

Net losses on trading securities(4)	—	(864)	—	—	—	(864)
Total net effect of derivatives and hedging activities	$38,243	$(21,637)	$1,193	$(21,149)	$88	$(3,262)

	For the Year Ended December 31, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,475)	$—	$(399)	$945	$—	$(929)
Net interest settlements included in net interest income (2)	51,522	(26,040)	—	(27,895)	—	(2,413)
Total net interest income	50,047	(26,040)	(399)	(26,950)	—	(3,342)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair-value hedges	704	1,749	—	(426)	—	2,027
Gains on cash-flow hedges	—	—	—	227	—	227
(Losses) gains on derivatives not receiving hedge accounting	(72)	754	—	—	—	682
Mortgage delivery commitments	—	—	421	—	—	421
Price alignment amount(3)	—	—	—	—	(1,021)	(1,021)
Net gains (losses) on derivatives and hedging activities	632	2,503	421	(199)	(1,021)	2,336

Subtotal	50,679	(23,537)	22	(27,149)	(1,021)	(1,006)

Net losses on trading securities(4)	—	(4,465)	—	—	—	(4,465)
Total net effect of derivatives and hedging activities	$50,679	$(28,002)	$22	$(27,149)	$(1,021)	$(5,471)

	For the Year Ended December 31, 2017
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,176)	$—	$(277)	$1,903	$—	$(550)
Net interest settlements included in net interest income (2)	(24,663)	(32,053)	—	6,694	—	(50,022)
Total net interest income	(26,839)	(32,053)	(277)	8,597	—	(50,572)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(578)	1,736	—	(3,466)	—	(2,308)
Gains on cash-flow hedges	—	—	—	280	—	280
(Losses) gains on derivatives not receiving hedge accounting	(4)	434	—	4	—	434
Mortgage delivery commitments	—	—	1,768	—	—	1,768
Price alignment amount(3)	—	—	—	—	377	377
Net (losses) gains on derivatives and hedging activities	(582)	2,170	1,768	(3,182)	377	551

Subtotal	(27,421)	(29,883)	1,491	5,415	377	(50,021)

Net losses on trading securities(4)	—	(6,089)	—	—	—	(6,089)
Total net effect of derivatives and hedging activities	$(27,421)	$(35,972)	$1,491	$5,415	$377	$(56,110)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

Comparison of the year ended December 31, 2018, versus the year ended December 31, 2017

For discussion and analysis of our results of operations for 2018 compared to 2017, see the Results of Operations section in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K.

FINANCIAL CONDITION

Advances

At December 31, 2019, the advances portfolio totaled $34.6 billion, a decrease of $8.6 billion compared with $43.2 billion at December 31, 2018.

Table 9 - Advances Outstanding by Product Type (dollars in thousands)

	December 31, 2019		December 31, 2018
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$12,428,285	35.9%	$13,415,001	31.0%
Short-term	12,126,389	35.1	15,325,612	35.4
Overnight	1,409,017	4.1	3,075,277	7.1
Putable	1,349,500	3.9	791,700	1.9
Amortizing	783,400	2.3	920,088	2.1
All other fixed-rate advances	10,000	—	42,600	0.1
	28,106,591	81.3	33,570,278	77.6

Variable-rate advances
Simple variable (1)	6,379,495	18.4	8,908,875	20.6
Putable	34,000	0.1	733,300	1.7
All other variable-rate indexed advances	63,801	0.2	55,932	0.1
	6,477,296	18.7	9,698,107	22.4
Total par value	$34,583,887	100.0%	$43,268,385	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

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

Over the past year, our members exhibited stability in key financial metrics. Aggregate nonperforming assets for depository institution members were not materially changed over the year ending September 30, 2019, and as a percentage of assets were 0.35 percent at both September 30, 2019 and September 30, 2018. September 30, 2019, is the date of our most recent data on our membership for this report. All the Bank’s members had positive tangible capital at September 30, 2019. There were no member failures during 2019. All of our extensions of credit to members are secured by eligible collateral as noted herein. However, we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member’s obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral.

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

To mitigate the credit risk, market risk, liquidity risk, model, and operational risk associated with collateral, we discount the book value or market value of pledged collateral to establish the lending value. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. We periodically analyze the discounts applied to all eligible collateral types to verify that current discounts are sufficient to secure us against losses in the event of a borrower default. Our agreements with our borrowers grant us authority, in our sole discretion, to adjust the discounts applied to collateral at any time based on our assessment of the borrower's financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral.

We generally require our members and housing associates to execute a security agreement that grants us a blanket lien on all unencumbered assets of such borrower that consist of, among other things: fully disbursed whole first-mortgage loans and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us; such other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies, housing associates, and CDFIs, in some instances we establish a specific lien instead of a blanket lien subject to additional safeguards including, among other things, larger haircuts on collateral. We protect our security interest in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction, or by taking possession or control of such collateral, or by taking other appropriate steps. We conduct onsite reviews of loan collateral pledged by borrowers to determine that the pledged collateral conforms to our eligibility requirements, and to adjust, if warranted, the lendable value of loan collateral pledged. We may conduct an onsite collateral review at any time.

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

Table 10 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	As of December 31, 2019
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	245	$30,069,340	$98,660,892	328.1%
Category-2	13	306,932	800,711	260.9
Category-3	18	403,266	569,613	141.2
Insurance companies	20	3,804,349	4,643,399	122.1
Total	296	$34,583,887	$104,674,615	302.7%

The method by which a borrower pledges collateral is dependent upon the type of borrower (depository vs. non-depository), the category to which the borrower is assigned, and on the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are eligible to specifically list and identify single-family owner-occupied residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.

The Bank may adjust the credit status category of a member from time to time based on the financial reviews and other conditions of the members. The Bank requires Category-3 members (as well as all non-depository members) to deliver collateral to the Bank or its custodian, and all securities collateral is delivered, regardless of category.

We have not recorded any allowance for credit losses on advances at December 31, 2019, and 2018, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Allowance for Credit Losses.

Table 11 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	December 31, 2019
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2019
Citizens Bank, N.A.	$5,005,773	14.5%	2.01%	$95,692
People's United Bank, N.A.	3,111,088	9.0	1.79	51,142
Webster Bank, N.A.	1,948,476	5.6	1.87	27,630
Washington Trust Company	1,141,464	3.3	2.17	26,388
Massachusetts Mutual Life Insurance Company	1,100,000	3.2	2.51	26,767
Total of top five advance-borrowing institutions	$12,306,801	35.6%		$227,619
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2019, investment securities and short-term money-market instruments totaled $16.1 billion, an increase from $15.9 billion at December 31, 2018.

Short-term money-market investments decreased $3.0 billion to $5.6 billion at December 31, 2019, compared with December 31, 2018. The decrease was attributable to a $3.0 billion decrease in securities purchased under agreements to resell and a $640.0 million decrease in federal funds sold offset by a $660.7 million increase in interest bearing deposits.

Investment securities increased $3.2 billion to $10.5 billion at December 31, 2019, compared with December 31, 2018. This was attributable to an increase of $2.2 billion in U.S. Treasury obligations and a $941.7 million increase in MBS.

Held-to-Maturity Securities

Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity.

Table 12 - Held-to-Maturity Securities (dollars in thousands)

	December 31,
	2019					2018	2017
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. agency obligations	$—	$—	$—	$—	$—	$208	$1,042
State or local housing-finance-agency obligations (HFA securities) (1)	3,090	—	15,405	68,755	87,250	104,465	146,410
Total non-MBS	3,090	—	15,405	68,755	87,250	104,673	147,452
MBS (1)
U.S. government guaranteed - single-family	—	117	—	6,870	6,987	8,173	10,097
U.S. government guaranteed - multifamily	—	—	—	—	—	—	280
GSEs - single-family	46	747	21,526	281,285	303,604	412,639	568,948
GSEs - multifamily	126,658	14,003	—	—	140,661	209,786	214,641
Private-label	—	—	2,578	330,027	332,605	552,989	676,876
ABS backed by home equity loans	—	—	—	—	—	6,763	7,828
Total MBS	126,704	14,867	24,104	618,182	783,857	1,190,350	1,478,670
Total held-to-maturity securities	$129,794	$14,867	$39,509	$686,937	$871,107	$1,295,023	$1,626,122
Yield on held-to-maturity securities	3.56%	5.2%	2.93%	4.61%
________________________

(1)	Maturity ranges are based on the contractual final maturity of the security.

Available-for-Sale Securities

We classify certain investment securities as available-for-sale to enable liquidation at a future date or to enable the application of hedge accounting using interest-rate swaps. By classifying investments as available-for-sale, we can consider these securities to be a source of short-term liquidity, if needed. We own certain securities that were hedged by matched-term interest rate swaps to achieve an Overnight Index Swap (OIS)-based variable yield, particularly when we can earn a wider interest spread between the swapped yield on the investment and short-term debt instruments than we can earn between the bond's fixed yield and comparable-term fixed-rate debt. We classify these investments as available-for-sale because an interest-rate swap can only be designated as a hedge of an available-for-sale investment security.

Table 13 - Available-for-Sale Securities (dollars in thousands)

	December 31,
	2019					2018	2017
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
HFA securities	$7,563	$57,089	$—	$—	$64,652	$49,601	$37,683
Supranational institutions	—	—	416,429	—	416,429	405,155	418,285
U.S. government corporations	—	—	—	296,761	296,761	273,169	292,077
GSEs	—	—	47,036	76,750	123,786	115,627	121,343
Total non-MBS	7,563	57,089	463,465	373,511	901,628	843,552	869,388
MBS (1)
U.S. government guaranteed - single-family	10,885	—	—	46,829	57,714	75,658	95,777
U.S. government guaranteed - multifamily	—	—	—	282,617	282,617	361,134	443,373
GSEs - single-family	—	—	171,026	2,419,245	2,590,271	3,562,159	4,562,992
GSEs - multifamily	—	—	3,311,260	265,510	3,576,770	1,007,441	1,353,206
Total MBS	10,885	—	3,482,286	3,014,201	6,507,372	5,006,392	6,455,348
Total available-for-sale securities	$18,448	$57,089	$3,945,751	$3,387,712	$7,409,000	$5,849,944	$7,324,736
Yield on available-for-sale securities	1.32%	—%	2.66%	2.46%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.

Trading Securities

We classify certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carry them at fair value. However, we do not participate in speculative trading practices and we hold these investments indefinitely as we periodically evaluate our liquidity needs.

Table 14 - Trading Securities (dollars in thousands)

	December 31,
	2019					2018	2017
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
Corporate bonds	$1,594	$4,302	$—	$—	$5,896	$6,102	$—
U.S. Treasury obligations	929,929	1,310,307	—	—	2,240,236	—	—
Total Non-MBS	931,523	1,314,609	—	—	2,246,132	6,102	—

MBS (1)
U.S. government guaranteed - single-family	2	1,835	2,210	—	4,047	5,344	6,807
GSEs - single-family	3	38	3	41	85	148	346
GSEs - multifamily	—	—	—	—	—	151,444	184,357
Total MBS	5	1,873	2,213	41	4,132	156,936	191,510
Total trading securities	$931,528	$1,316,482	$2,213	$41	$2,250,264	$163,038	$191,510
Yield on trading securities	2.28%	2.26%	3.75%	4.53%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.
Certain Investment Concentrations
Table 15 - Securities from issuers which Represent Total Carrying Value Greater than 10 Percent of Our Total Capital (dollars in thousands)

	As of December 31, 2019
Name of Issuer	Carrying Value(1)	Fair Value
Non-MBS:
U.S. Treasury	$2,240,236	$2,240,236
Inter-American Development Bank	416,429	416,429
Fannie Mae	123,786	123,786

MBS:
Freddie Mac	3,545,989	3,548,577
Fannie Mae	3,065,401	3,068,375
Ginnie Mae	340,480	340,609
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning one year and under to maturity and currently only consisting of overnight risk) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. Currently we place short-term funds with large, high-quality financial institutions with NRSRO long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. All of these placements currently either expire within one day or are payable upon demand. Effective January 1, 2020, we have replaced the NRSRO rating minimum with our third highest internal rating minimum. See Part 1 — Item 1 — Business — Business Lines — Investments for additional information.

In addition to these unsecured short-term investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury and agency obligations, whose terms to maturity are up to 35 days. We have also invested in and are subject to secured credit risk related to MBS and HFA securities that are directly or indirectly supported by underlying mortgage loans.

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

Table 16 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	As of December 31, 2019
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$169	$1,253,704	$—	$—	$—
Securities purchased under agreements to resell	—	500,000	3,000,000	—	—	—
Federal funds sold	—	150,000	710,000	—	—	—
Total money-market instruments	—	650,169	4,963,704	—	—	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	2,240,236	—	—	—	—
Corporate bonds	—	—	—	—	—	5,896
U.S. government-owned corporations	—	296,761	—	—	—	—
GSE	—	123,786	—	—	—	—
Supranational institutions	416,429	—	—	—	—	—
HFA securities	45,220	59,597	11,920	35,165	—	—
Total non-MBS	461,649	2,720,380	11,920	35,165	—	5,896

MBS:
U.S. government guaranteed - single-family	—	68,748	—	—	—	—
U.S. government guaranteed - multifamily	—	282,617	—	—	—	—
GSE – single-family	—	2,893,960	—	—	—	—
GSE – multifamily	—	3,717,431	—	—	—	—
Private-label	—	1,256	3,161	13,186	281,625	33,377
Total MBS	—	6,964,012	3,161	13,186	281,625	33,377

Total investment securities	461,649	9,684,392	15,081	48,351	281,625	39,273

Total investments	$461,649	$10,334,561	$4,978,785	$48,351	$281,625	$39,273
_______________________

(1)
The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2019. If a rating is on negative credit watch, the rating in the next lower rating category is substituted. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.

(2)	The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of regulatory capital and the counterparty's long-term unsecured NRSRO credit rating. Effective January 1, 2020, the applicable FHFA regulation replaced this reference to NRSRO ratings with a reference to internal ratings determined by each FHLBank. See Part 1 — Item 1 — Business — Business Lines — Investments

for additional information. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. See — Derivative Instruments Credit Risk for additional information related to derivatives exposure.

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

Table 17 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	December 31, 2019	December 31, 2018
Interest bearing deposits	$1,253,873	$593,199
Federal funds sold	860,000	1,500,000
Supranational institutions	416,429	405,155
U.S. government-owned corporations	296,761	273,169
GSEs	123,786	115,627
U.S. agency obligations	—	208

Table 18 - Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures

Issuer / counterparty	As of December 31, 2019
Bank of Nova Scotia	17.2%
Inter-American Development Bank	14.2
Tennessee Valley Authority	10.2

Private-Label MBS

Table 19 provides additional information related to our investments in MBS issued by private trusts. The table sets forth the credit ratings and summary credit-enhancements associated with our private-label MBS. Average current credit-enhancements as of December 31, 2019, reflect the percentage of subordinated class outstanding balances as of December 31, 2019, to our senior class outstanding balances as of December 31, 2019, weighted by the par value of our respective senior class securities. Average current credit-enhancements as of December 31, 2019, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 19 - Private-Label Residential MBS (dollars in thousands)

As of December 31, 2019
Par value by credit rating
Double-A	$1,256
Single-A	3,162
Triple-B	13,186
Below Investment Grade
Double-B	1,277
Single-B	817
Triple-C	294,683
Double-C	191,012
Single-C	4,497
Single-D	26,992
Unrated	50,466
Total par value	$587,348

Amortized cost	$408,640
Gross unrealized gains	87,006
Gross unrealized losses	(583)
Fair value	$495,063

Weighted average percentage of fair value to par value	84.29%
Original weighted average credit support	29.13
Weighted average credit support	3.90
Weighted average collateral delinquency (1)	29.91
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2019, our mortgage loan investment portfolio totaled $4.5 billion, an increase of $201.8 million from December 31, 2018. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.
Table 20 - Par Value of Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015
Mortgage loans outstanding
Conventional mortgage loans
MPF Original	$1,665,708	$1,899,446	$2,105,485	$2,310,350	$2,431,320
MPF 125	146,831	171,550	195,870	227,098	275,737
MPF Plus	98,649	128,428	167,003	227,654	316,513
MPF 35	2,229,067	1,703,131	1,100,115	470,733	83,845
Total conventional mortgage loans	4,140,255	3,902,555	3,568,473	3,235,835	3,107,415
Government mortgage loans	292,203	328,651	365,231	391,127	410,960
Total par value outstanding	$4,432,458	$4,231,206	$3,933,704	$3,626,962	$3,518,375

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 21.

Table 21 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2019	December 31, 2018

Massachusetts	60%	57%
Maine	10	10
Connecticut	9	10
All others	21	23
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 22 - Delinquent Mortgage Loans (dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015
Total par value of government loans past due 90 days or more and still accruing interest	$5,381	$6,433	$4,664	$5,527	$5,403
Nonaccrual loans, par value	11,414	7,960	13,450	16,918	22,361
Troubled debt restructurings (not included above)	5,887	7,199	6,637	6,846	7,130

Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations of five percent or greater of the outstanding principal balance of our total conventional mortgage loans delinquent by more than 30 days are shown in Table 23.

Table 23 - State Concentrations of Delinquent Conventional Mortgage Loans

	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	December 31, 2019	December 31, 2018

Massachusetts	44%	40%
Connecticut	14	16
Virginia	10	3
All others	32	41
Total	100%	100%

Table 24 - Characteristics of Our Investments in Mortgage Loans(1)

	December 31,
	2019	2018
Loan-to-value ratio at origination
< 60.00%	18%	20%
60.01% to 70.00%	15	15
70.01% to 80.00%	19	19
80.01% to 90.00%	35	33
Greater than 90.00%	13	13
Total	100%	100%
Weighted average loan-to-value ratio	73%	73%
FICO score at origination
< 620	1%	1%
620 to < 660	4	4
660 to < 700	12	11
700 to < 740	18	18
≥ 740	65	66
Total	100%	100%
Weighted average FICO score	751	754
_______________________

(1)	Percentages are calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (5.3 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (30.0 percent by outstanding principal balance).

Table 25 - Summary of Higher-Risk Conventional Mortgage Loans (dollars in thousands)

	As of December 31, 2019
High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$220,134	3.80%	1.47%	1.92%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower.

Our portfolio of higher-risk loans consists solely of fixed-rate conventionally amortizing first-mortgage loans. The portfolio does not include adjustable-rate mortgage loans, pay-option adjustable-rate mortgage loans, interest-only mortgage loans, junior lien mortgage loans, or loans with initial teaser rates.

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of December 31, 2019, we were the beneficiary of PMI coverage of $146.4 million on $562.2 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits, custodial mortgage accounts, and term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2019, and December 31, 2018, deposits totaled $674.3 million and $474.9 million, respectively.

Table 26 - Term Deposits Greater Than $100 thousand (dollars in thousands)

	December 31, 2019		December 31, 2018
Term deposits by maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$800	1.82%	$—	—%
Over three months through six months	—	—	—	—
Over six months through 12 months	—	—	800	2.34
Greater than 12 months	—	—	—	—
Total par value	$800	1.82%	$800	2.34%

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $159.7 million and $22.4 million as of December 31, 2019, and December 31, 2018, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $10.3 million and $255.8 million as of December 31, 2019, and December 31, 2018, respectively.

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

All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets. We had commitments for which we were obligated to invest in mortgage loans with par values totaling $49.9 million and $50.8 million at December 31, 2019 and 2018, respectively.

Table 27 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			December 31, 2019		December 31, 2018
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,065,193	$(4,003)	$5,343,804	$5,773
	Swaps	Economic	677,300	(30,080)	769,800	(13,144)
Total associated with advances			5,742,493	(34,083)	6,113,604	(7,371)
Available-for-sale securities	Swaps	Fair value	3,735,362	17,946	611,915	(228,905)
Trading securities	Swaps	Economic	2,225,000	(885)	158,000	(487)
COs	Swaps	Fair value	3,327,550	(7,053)	6,024,980	(54,791)
	Forward starting swaps	Cash Flow	17,000	19	282,000	(753)
Total associated with COs			3,344,550	(7,034)	6,306,980	(55,544)
Total			15,047,405	(24,056)	13,190,499	(292,307)
Mortgage delivery commitments			49,911	227	50,773	339
Total derivatives			$15,097,316	(23,829)	$13,241,272	(291,968)
Accrued interest				(4,647)		(3,752)
Cash collateral, including related accrued interest				177,936		62,323
Net derivatives				$149,460		$(233,397)

Derivative asset				$159,731		$22,403
Derivative liability				(10,271)		(255,800)
Net derivatives				$149,460		$(233,397)
 _______________________

(1)
As of December 31, 2019 and 2018, embedded derivatives separated from the advance contract with notional amounts of $677.3 million and $769.8 million, respectively, and fair values of $30.0 million and $13.1 million, respectively, are not included in the table.

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

Table 28 - Hedging Strategies (dollars in thousands)

			Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	December 31, 2019	December 31, 2018
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	Fair value	$4,326,393	$4,472,004
		Economic	10,000	80,000
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	Fair value	701,200	791,200
		Economic	648,300	10,500
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	Fair value	22,600	26,600
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value	15,000	54,000
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	Economic	19,000	679,300
			5,742,493	6,113,604

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	Fair value	3,735,362	611,915
		Economic	2,225,000	158,000
			5,960,362	769,915

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	Fair value	2,029,550	2,629,980
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	Fair value	1,298,000	3,395,000
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	Cash flow	17,000	282,000
			3,344,550	6,306,980

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	Economic	49,911	50,773
Total			$15,097,316	$13,241,272

Tables 29 and 30 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $8.4 billion, representing

55.6 percent of all derivatives outstanding as of December 31, 2019. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 29 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	As of December 31, 2019
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,883,115	$319	$1,883,115	$(305)	1.99%	1.83%	1.69%	2.13%
Due after one year through two years	1,379,303	(4,688)	1,379,303	4,576	2.27	1.87	1.86	2.28
Due after two years through three years	662,575	(1,957)	662,575	1,940	2.02	1.72	1.57	2.17
Due after three years through four years	272,200	(5,094)	272,200	5,025	2.44	1.88	2.06	2.26
Due after four years through five years	442,750	(2,021)	442,750	2,016	2.10	1.55	1.48	2.17
Thereafter	425,250	4,298	425,250	(4,247)	2.00	1.71	1.24	2.47
Total	$5,065,193	$(9,143)	$5,065,193	$9,005	2.10%	1.79%	1.68%	2.21%
_______________________

(1)	Not included in the fair value is $5.1 million of variation margin paid for daily settled contracts.

(2)	Included in the advances hedged amount are $716.2 million of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)
The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2019.

Table 30 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	As of December 31, 2019
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,312,705	$3,020	$1,312,705	$(3,045)	2.16%	0.92%	0.80%	2.04%
Due after one year through two years	1,016,770	4,098	1,016,770	(3,900)	1.79	1.22	1.16	1.73
Due after two years through three years	242,220	1,632	242,220	(1,591)	2.23	2.23	1.91	1.91
Due after three years through four years	80,000	(67)	80,000	70	1.72	1.72	1.76	1.76
Due after four years through five years	145,000	(387)	145,000	371	1.81	1.81	1.73	1.73
Thereafter	530,855	(12,999)	530,855	12,875	2.86	1.78	1.73	2.81
Total	$3,327,550	$(4,703)	$3,327,550	$4,780	2.14%	1.30%	1.20%	2.04%
_______________________

(1)	Not included in the fair value is $2.4 million of variation margin received for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $1.3 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2019.

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

Table 31 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	As of December 31, 2019
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$217,000	$1,168	$(40)	$(995)	$133
Cleared derivatives	11,930,515	8,546	149,527	—	158,073

Liability positions with credit exposure:
Uncleared derivatives
Single-A	1,032,100	(25,193)	16,163	9,623	593
Triple-B	130,000	(82)	—	93	11
Total derivative positions with nonmember counterparties to which we had credit exposure	13,309,615	(15,561)	165,650	8,721	158,810

Mortgage delivery commitments (2)	49,911	227	—	—	227
Total	$13,359,526	$(15,334)	$165,650	$8,721	$159,037

Derivative positions without credit exposure: (3)
Single-A	$1,517,000
Triple-B	220,790
Total derivative positions without credit exposure	$1,737,790
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

Uncleared derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new uncleared derivatives only with nonmember institutions that have long-term senior unsecured NRSRO credit ratings that are at or above single-A (or its equivalent) although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. Effective January 1, 2020, we have replaced the NRSRO rating minimum with our third highest internal rating minimum. See Part 1 — Item 1 — Business — Business Lines — Investments for additional information. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals such as credit default swap spreads. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that may require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. These agreements may require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Derivatives and Hedging Activities.

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

Transition from LIBOR to Alternative Reference Rates

In July 2017, the United Kingdom's FCA, the regulator for LIBOR, announced that after 2021 it will no longer persuade or compel the major banks that sustain LIBOR to submit rates for the calculation of LIBOR. The Alternative Reference Rates Committee (ARRC), which was established in 2014 by the Federal Reserve Board of Governors and the Federal Reserve Bank of New York to help ensure a successful transition in the U.S. from LIBOR, recommended SOFR as the alternative reference rate to U.S. Dollar LIBOR. SOFR is based on a broad segment of the overnight U.S. Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in the second quarter of 2018.

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

In assessing our current exposure to LIBOR, we have developed an inventory of financial instruments impacted and identified contracts that may require adding or adjusting the fallback language. We have added or adjusted fallback language to our advances agreements with members, and the FHLBank System has added fallback language to consolidated obligations. We continue to monitor market-wide efforts to address fallbacks related to LIBOR-based derivatives and investment securities as well as fallback language for other financial instruments. We are in the process of assessing our operational readiness, including updating processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

The Bank participated in the FHLBank System’s first issuance of SOFR-indexed COs in November 2018, and we have continued to participate in SOFR-indexed CO issuances throughout 2019 as our funding needs required. Market activity in SOFR-indexed financial instruments continues to increase. During the year ended December 31, 2019, we issued $5.4 billion in SOFR-indexed COs. In October 2019, the Bank began to offer a SOFR-based advance.

In March 2019, the Bank began to implement OIS based on the federal funds effective rate as an alternative interest rate hedging strategy for certain financial instruments, rather than using LIBOR when entering into new derivative transactions. In addition, a SOFR-based derivative market has begun to emerge.

On September 27, 2019, the FHFA issued the Supervisory Letter that limits certain activities of the FHLBanks with respect to new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021. See Legislative and Regulatory Developments for more information on the Supervisory Letter.

We have exposures to advances, investment securities, and CO bonds with interest rates indexed to LIBOR. Table 32 presents exposure to LIBOR-indexed advances, investment securities, and CO bonds at December 31, 2019.

Table 32 - LIBOR-Indexed Variable Rate Financial Instruments at December 31, 2019 (dollars in thousands)

	Due Prior to December 31, 2021	Due After December 31, 2021
Advances, par amount by redemption term(1)	$37,500	$169,100
Investment securities, par amount by contractual maturity
Non-MBS	3,090	88,404
MBS(2)	10,886	2,345,566
Total investment securities	13,976	2,433,970
Consolidated bonds, par amount by contractual maturity	500,000	—
Total financial instruments	$551,476	$2,603,070
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

The following table presents our variable rate advances, investment securities, and consolidated bonds by interest-rate index at December 31, 2019.

Table 33 - Variable Rate Financial Instruments by Interest-Rate Index (dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$206,600	$91,494	$2,356,452	$500,000
SOFR	—	—	—	5,068,000
FHLBank discount note auction rate	6,229,495	—	—	—
Other	41,201	—	118,182	—
Total	$6,477,296	$91,494	$2,474,634	$5,568,000

The following table presents our derivatives with LIBOR exposure at December 31, 2019.
Table 34 - Notional Amount of Derivative with LIBOR Exposure by Termination Date (dollars in thousands)

	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2020	$1,084,705	$262,000	$1,245,750	$128,790
Terminates in 2021	186,770	725,000	995,203	159,600
Terminates in 2022 and thereafter	198,075	535,000	173,575	1,183,500
Total notional amount	$1,469,550	$1,522,000	$2,414,528	$1,471,890

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Part I — Item 1 — Business — Consolidated Obligations. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

During the year ended December 31, 2019, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. Our short-term funding was generally driven by member demand and was achieved primarily through the issuance of discount notes and short-term CO bonds. Access to short-term debt markets has been reliable because investors continue to view our short-term debt as an asset of choice, which has led to consistently low funding costs compared to those of other high-quality issuers and increased utilization of debt maturing in one year or less.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the year ended December 31, 2019.

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

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2019.

Table 35 - Liquidity Reserves for Deposits (dollars in thousands)

	December 31,
	2019	2018
Cash and due from banks	$69,416	$10,431
Interest-bearing deposits	1,253,873	593,199
U.S. Treasury obligations	2,240,236	—
Advances maturing within five years	33,271,576	41,916,398
Total liquid assets	36,835,101	42,520,028
Total deposits	674,309	474,878
Excess liquid assets	$36,160,792	$42,045,150

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the

Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the year ended December 31, 2019.

Table 36 - Projected Net Cash Flow (dollars in thousands)

As of December 31, 2019
21 Days
Uses of funds
Interest payable	$41,666
Maturing liabilities	3,230,735
Committed asset settlements	429,757
Capital outflow	79,713
MPF delivery commitments	49,911
Gross uses of funds	3,831,782

Sources of funds
Interest receivable	87,332
Maturing or projected amortization of assets	13,538,456
Committed liability settlements	498,729
Cash and due from banks and interest bearing deposits	1,321,996
Other	9,371
Gross sources of funds	15,455,884

Projected net cash flow	$11,624,102

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

We complied with this regulatory requirement at all times during the year ended December 31, 2019. As of December 31, 2019 and 2018, we held a surplus of $14.4 billion and $17.4 billion, respectively, of contingency liquidity for the following five business days, exclusive of access to the proceeds of CO issuance.

Table 37 - Contingency Liquidity (dollars in thousands)

As of December 31, 2019
5 Business Days
Cumulative uses of funds
Interest payable	$16,118
Maturing liabilities	22,000
Committed asset settlements	429,757
Drawdown of standby letters of credit	223,831
Gross uses of funds	691,706

Cumulative sources of funds
Interest receivable	53,857
Maturing or amortizing advances	3,978,461
Committed liability settlements	498,729
Other	9,371
Gross sources of funds	4,540,418

Plus: sources of contingency liquidity
Marketable securities	926,079
Self-liquidating assets	4,360,000
Cash and due from banks and interest bearing deposits	1,321,996
Marketable securities available for repo	3,926,516
Total sources of contingency liquidity	10,534,591

Net contingency liquidity	$14,383,303

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

With respect to base case liquidity, the FHFA revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets and rollover of maturing and called advances for all members except very large, highly rated members due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBanks are required to hold positive cash flow while rolling over maturing advances to all members and assuming no access to capital markets for an increased period of between 10 and 30 calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that FHLBanks should maintain a liquidity reserve of between 1 percent and 20 percent of its outstanding standby letters of credit commitments, as specified in the supervisory letter.

We were in compliance with these additional liquidity requirements at all times during the year ended December 31, 2019.

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

Table 38 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average December 31, 2019	Three-Month Average December 31, 2018
3-month Funding Gap	15%	13%	10.8%	10.6%
1-year Funding Gap	30%	25%	12.2%	12.9%
_______________________

(1)
The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period. Compliance with Limits and Management Action Triggers are evaluated against the rolling three-month average of the month-end funding gaps.

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

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2019, and December 31, 2018, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $51.6 billion and $59.0 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

The Office of Finance has established a methodology for the allocation of the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. See Part 1 — Item 1 — Business — Consolidated Obligations for additional information on the methodology.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2019, and

December 31, 2018. CO bonds outstanding for which we are primarily liable at December 31, 2019, and December 31, 2018, include issued callable bonds totaling $2.9 billion and $5.5 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short repricing intervals. CO discount notes comprised 53.7 percent and 56.1 percent of the outstanding COs for which we are primarily liable at December 31, 2019, and December 31, 2018, respectively, but accounted for 93.0 percent and 95.1 percent of the proceeds from the issuance of such COs during the years ended December 31, 2019 and 2018, respectively.

Table 39 - Short-Term Borrowings (dollars in thousands)

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Outstanding par amount at end of the period	$27,733,146	$33,147,065	$27,752,860	$2,705,500	$3,020,150	$3,212,640
Weighted-average rate at the end of the period	1.59%	2.37%	1.25%	1.84%	2.35%	1.30%
Daily-average par amount outstanding for the period	$25,489,068	$30,078,903	$26,489,602	$3,233,222	$3,152,989	$2,126,941
Weighted-average rate for the period	2.24%	1.87%	0.88%	2.10%	1.94%	1.18%
Highest par amount outstanding at any month-end	$33,147,065	$33,501,223	$30,417,341	$3,779,300	$3,760,990	$3,212,640

Although we are primarily liable for our portion of COs, that is, those issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $1.0 trillion at both December 31, 2019 and 2018, respectively. COs are backed only by the combined financial resources of the FHLBanks. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2019, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

Overall, we continued to experience steady demand for COs among investors and our issuance costs during the period covered by this report were consistent with those of recent years, reflecting continued high demand for all tenors of COs with the strongest demand for short-term COs. We participated in the FHLBank System’s first SOFR-indexed CO in November 2018, and we have continued to participate in SOFR-indexed CO issuances throughout 2019 as our funding needs required. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. Throughout 2019, COs were issued at yields that were generally at or below equivalent-maturity U.S. dollar LIBOR interest rate swap yields for debt maturing in less than two years, while longer-term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. During 2019, CO yields continued generally to move downward with U.S. dollar interest rate swaps and comparable U.S. Treasury yields, though minor spread fluctuations occurred between these series. We believe that the market’s reaction to recent changes in FOMC monetary policies, including recent intervention through two reductions totaling 1.50 percent to the target federal funds rate between March 3 and March 15, 2020, an increase in daily repurchase agreement offerings, announced purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, and the establishment of the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Money Market Mutual Fund Liquidity Facility, is a potentially important factor that could continue to shape investor demand for debt, including COs. Moreover, potential increases in U.S. Treasury security issuance in response to higher fiscal deficits or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at December 31, 2019, was $3.1 billion compared with $3.6 billion at year-end 2018.

Capital stock decreased by $659.7 million during the year ended December 31, 2019, resulting from capital stock repurchases of $2.5 billion offset by the issuance of $1.9 billion of capital stock to support new advances borrowings by members.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2019, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital.

Table 40 - Capital Stock Outstanding by Institution Type (dollars in thousands)

December 31, 2019
Commercial banks	$733,130
Savings institutions	650,877
Insurance companies	247,306
Credit unions	237,437
Community development financial institutions	380
Total GAAP capital stock	1,869,130
Mandatorily redeemable capital stock	5,806
Total regulatory capital stock	$1,874,936

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $5.8 million and $31.9 million at December 31, 2019, and December 31, 2018, respectively. For additional information on the redemption of our capital stock, see Part 1— Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 19, 2020, the Director of the FHFA notified us that, based on December 31, 2019 financial information, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.0 percent at December 31, 2019.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of December 31, 2019, this internal minimum capital requirement equaled $2.8 billion, which was satisfied by our actual regulatory capital of $3.3 billion.

Reduction of Membership and Activity-Based Stock Investment Requirements

At the close of business on May 31, 2017, we reduced the ABSIR for advances with original maturities of more than three months from 4.5 percent to 4.0 percent. Effective January 16, 2019, the MSIR was reduced from 0.35 percent to 0.20 percent of the value of certain member assets eligible to secure advances, subject to a minimum balance of $10,000 and a maximum balance of $10.0 million. We reduced both our ABSIR and MSIR in an effort to gain efficiency in our capital structure, as we currently exceed internal and regulatory minimum capital requirements.

Minimum Retained Earnings Target

At December 31, 2019, we had total retained earnings of $1.5 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

Our methodology for determining retained earnings adequacy and selection of the minimum retained earnings target incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements are market risk and credit risk. Market risk is represented through the Bank's established management action trigger for Value at Risk (VaR) market-risk measurement, which estimates the 99th percentile worst case of potential changes in our market value of equity due to potential shifts in yield curves and volatility surfaces applicable to our assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults.

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

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock.

Table 41 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2019	$406,397	$1,388,804	$1,795,223	$1,874,936	$79,713
December 31, 2018	755,723	1,716,251	2,471,996	2,560,722	88,726
_______________________

(1)	Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

As discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock, we currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated capital needs, although continued repurchases remain at our sole discretion.

Restricted Retained Earnings and the Joint Capital Agreement

Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings. The Joint Capital Agreement, the terms of which are reflected in the capital plans of the 11 FHLBanks, is a voluntary contractual agreement among the FHLBanks, intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate a certain amount, generally not less than 20 percent of each of its quarterly net income (net of that FHLBank's obligation to its AHP) and adjustments to prior net income, to a restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). The FHLBanks commenced this obligation with their results at September 30, 2011. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. At December 31, 2019, our total required contribution to the restricted retained earnings account was $502.4 million compared with our total contribution on that date of $348.8 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides that:

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

Table 42 - Contractual Obligations (dollars in thousands)

	As of December 31, 2019
	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Consolidated obligation bonds(1)	$23,804,805	$9,455,725	$8,597,880	$2,530,995	$3,220,205
Estimated interest payments on long-term debt(2)	2,097,086	537,363	540,879	298,944	719,900
Capital lease obligations	569	159	273	137	—
Operating lease obligations	10,630	2,685	5,382	2,563	—
Mandatorily redeemable capital stock	5,806	5,663	93	40	10
Commitments to invest in mortgage loans	49,911	49,911	—	—	—
Pension and post-retirement contributions	27,260	6,829	4,399	6,596	9,436
Total contractual obligations	$25,996,067	$10,058,335	$9,148,906	$2,839,275	$3,949,551
_______________________

(1)
Includes CO bonds outstanding at December 31, 2019, at par value, based on the contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2019, has been used to estimate future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank's financial position and results of operations, it is important to understand the Bank's most significant accounting policies and the extent to which management uses judgment, estimates and assumptions in applying those policies. The Bank's critical accounting estimates involve the following:

•	Derivatives and Hedging Activities;

•	Estimation of Fair Values; and

•	Amortization of Premiums and Accretion of Discounts Associated with Prepayable MBS

Management considers these policies to be critical because they require us to make subjective and complex judgments about matters that are inherently uncertain. Management bases its judgment and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and/or conditions. The Audit Committee of our board of directors has reviewed these estimates. For additional discussion regarding the application of these and other accounting policies, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.

Derivatives and Hedging Activities

Overview. The Bank enters into interest rate swap, cap, and floor agreements to manage its exposure to changes in interest rates. Through the use of these derivatives, the Bank may adjust the effective maturity, repricing index and/or frequency or option characteristics of financial instruments to achieve our risk management objectives. All of our derivatives are either 1) derivative contracts structured to offset some or all of the risk exposure inherent in our member-lending, investment, and funding activities, 2) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, or 3) embedded in a host financial instrument, such as an advance or an investment security.

All derivatives are required to be carried on the statement of condition at fair value. Changes in the fair value of all derivatives, excluding those designated as cash-flow hedges, are recorded each period in current earnings, while changes in the fair value of derivatives that are designated and qualify as cash-flow hedges are recorded in accumulated other comprehensive loss (AOCI) until earnings are affected by the variability of the cash flows of the hedged transaction. We are required to recognize unrealized gains and losses on derivative positions whether or not the transaction qualifies for hedge accounting. The judgments and assumptions that are most critical to the application of this accounting policy are those affecting whether a hedging relationship qualifies for hedge accounting under the requirements of GAAP and the estimation of fair values (discussed below), which have a significant impact on the actual results being reported.

Fair-value hedge accounting. If the transaction is designated and qualifies for fair-value hedge accounting, offsetting losses or gains on the hedged assets or liabilities may also be recognized each period in current earnings. Therefore, to the extent certain derivative instruments do not qualify for fair-value hedge accounting, or changes in the fair values of derivatives are not exactly offset by changes in fair values of their hedged items, the accounting framework introduces the potential for a considerable mismatch between the timing of income and expense recognition for assets and liabilities being hedged and their associated hedging instruments. As a result, during periods of significant changes in market prices and interest rates, our reported earnings may exhibit considerable variability.

At inception of each fair-value hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its fair value attributable to changes in the designated benchmark interest rate, which we have designated as either LIBOR or OIS rate based on the federal funds effective rate at the inception of each hedge relationship. Therefore, for this purpose, changes in the fair value of the hedged item (e.g., advance, investment security, or consolidated obligation) reflect only those changes in the value that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as "changes in the benchmark fair value").

For hedging relationships that are designated as fair-value hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedge item represents "hedge ineffectiveness." The majority of our hedge relationships are treated as long-haul fair-value hedge relationships, where the change in the benchmark fair value of the hedged item must be measured separately from the change in fair value of the derivative.

For derivative transactions to qualify for long-haul fair-value hedge-accounting treatment, hedge effectiveness testing is performed at the inception of each hedging relationship to determine whether the hedge is expected to be highly effective in offsetting the identified risk, and at each month-end thereafter to ensure that the hedge relationship has been effective historically and to determine whether the hedge is expected to be highly effective in the future.

We perform testing at hedge inception based on regression analysis of the hypothetical performance of the hedge relationship using historical market data. We then perform regression testing each month thereafter using accumulated actual values in conjunction with hypothetical values. Each month we use a consistently applied statistical methodology that uses a sample of at least 31 historical interest-rate environments and includes an R-square test, a slope test, and an F-statistic test. These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, the R-square must be greater than 0.8, the slope must be between -0.8 and -1.25, and the computed F-statistic test significance must be less than 0.05.

If a hedge fails the effectiveness test at inception, we do not apply hedge accounting. If the hedge fails the effectiveness test during the life of the transaction, we discontinue hedge accounting prospectively. In that case, the Bank continues to carry the derivative on its statement of condition at fair value, recognizes the changes in fair value of that derivative in current earnings, ceases to adjust the hedged item for changes in its benchmark fair value and amortizes the cumulative basis adjustment of the formerly hedged item into earnings over its remaining term. Unless and until the derivative is redesignated in a qualifying fair value hedging relationship for accounting purposes, changes in its fair value are recorded in current earnings without an offsetting change in the benchmark fair value from a hedged item.

Economic hedges. We generally employ hedging techniques that qualify for and are effective under GAAP hedge-accounting requirements. However, not all of our hedging relationships meet these requirements. In some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available, and available derivatives did not meet hedge accounting requirements. As required by FHFA regulation and our policy, derivatives that do not qualify as hedging instruments pursuant to GAAP may be used only if we document a nonspeculative purpose.

For derivatives where no identified hedged item qualifies for hedge accounting, changes in the fair value of the derivative are reflected in current earnings. As of December 31, 2019, we held $2.9 billion notional of interest-rate swaps with a fair value of $(31.0) million that are economically hedging $677.3 million of advances and $2.2 billion of trading securities, and $49.9 million notional of mortgage-delivery commitments with a fair value of $227 thousand. The following table shows the estimated changes in the fair value of the interest-rate swaps under alternative parallel interest-rate shifts (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):
Table 43 - Estimated Change in Fair Value of Undesignated Derivatives (dollars in thousands)

			As of December 31, 2019
	-200 basis points	-150 basis points	-100 basis points	-50 basis points	+50 basis points	+100 basis points	+150 basis points	+200 basis points
Change from base case
Interest-rate swaps	$(94,517)	$(70,649)	$(46,644)	$(22,966)	$21,507	$41,098	$58,732	$74,527

These derivatives economically hedge certain advances and investment securities. Although these economic hedges do not qualify or were not designated for hedge accounting, they are an acceptable hedging strategy under our risk-management program. Our projections of changes in fair value of the derivatives have been consistent with actual experience.

Estimation of Fair Values

Overview. Certain assets and liabilities, including investment securities classified as available-for-sale or trading, as well as all derivatives, are presented in the Statements of Condition at fair value. Additionally, certain held-to-maturity securities are measured at fair value on a nonrecurring basis due to the recognition of other-than-temporary impairment. Management also estimates the fair value of some of the collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses. Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair values of the Bank's assets and liabilities that are carried at fair value are estimated based on quoted market prices when available. However, some of these instruments lack an available trading market characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange transaction (for example, derivatives). In these cases, such values are generally estimated using a valuation model and inputs that are observable for the asset or liability, either directly or indirectly. The assumptions and inputs used have a significant effect on the reported carrying values of assets and liabilities and the related income and expense. The use of different assumptions or inputs could result in materially different net income and reported carrying values.

The book values and fair values of our financial assets and liabilities, along with a description of the fair value hierarchy and the valuation methodologies used to determine the fair values of these financial instruments, is disclosed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Fair Values.

Valuation of Derivatives and Hedged Items. For purposes of estimating the fair value of derivatives and items for which we are hedging changes in the benchmark fair value, we employ a valuation model that uses market data from the Eurodollar futures, cash LIBOR, U.S. Treasury obligations, federal funds rates, overnight indexed swap rates, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard financial market techniques.

For the valuation of derivatives, we use OIS based on the federal funds effective rate as the discount rate for the majority of our interest-rate derivatives in which the recipient of collateral maintains the right to rehypothecate pledged collateral, while LIBOR is used as the discount rate for a small portion of our interest-rate derivatives in which the recipient of collateral has no right to rehypothecate pledged collateral. Additionally, we use OIS based on the federal funds effective rate as the discount rate for derivatives cleared through a DCO. For derivatives, we compare the fair values obtained from our valuation model to clearinghouse valuations (in the case of cleared derivatives) and non-binding dealer estimates (in the case of bilateral derivatives), and may also compare derivative fair values to those of similar instruments, to ensure such fair values are reasonable.

For the valuation of hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in the benchmark fair value, we use either LIBOR or OIS based on the federal funds effective rate as the discount rate, depending on which interest-rate index was designated as the benchmark rate at inception of the hedge relationship. These valuations are calculated using the same valuation model that calculates the fair values of the associated hedging derivatives. This valuation model is subject to an external validation approximately every three years. In those years when an external validation is not performed, the valuation model is subject to an internal model validation review. We periodically review and refine, as appropriate, the assumptions and valuation methodologies to reflect market indications as closely as possible.

Depending upon the spreads between LIBOR and OIS rates, the use of the OIS curve to value our interest-rate exchange agreements and the LIBOR swap curve (plus or minus a constant spread) to derive the benchmark fair values of our hedged items can result in increased fair-value hedge ineffectiveness. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material. However, through December 31, 2019, no hedge relationships failed our hedge effectiveness criteria as a result of using the OIS curve as the discount rate for the derivative and the LIBOR swap curve as the discount rate for the hedged item.

Valuation of Investment Securities. To value our holdings of investment securities, other than HFA floating-rate securities, we obtain prices from three designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. Recently, we conducted reviews of the three pricing vendors to reconfirm our understanding of the vendors' pricing processes, methodologies and control procedures and were satisfied that those processes, methodologies and control procedures were adequate and appropriate.

As of December 31, 2019, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging those prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices

(or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

Amortization of Premiums and Accretion of Discounts Associated with Prepayable MBS

When we purchase MBS, we often pay an amount that is different from the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher, and a discount if the purchase price is lower. Accounting guidance permits us to incorporate estimates of prepayments when we amortize (or accrete) these premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset's estimated life.

We typically pay more than the unpaid principal balances when the interest rates on the purchased mortgages are greater than prevailing market rates for similar mortgages on the transaction date. The net purchase premiums paid are then amortized using the constant-effective-yield method over the expected lives of the mortgages as a reduction in their book yields (that is, interest income). Similarly, if we pay less than the unpaid principal balances due to interest rates on the purchased mortgages being lower than prevailing market rates on similar mortgages on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the mortgages' book yields. The constant-effective-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models that describe the likely rate of consumer refinancing activity in response to incentives created (or removed) by changes in interest rates as well as other factors. While changes in interest rates have the greatest effect on the extent to which mortgages may prepay, in general prepayment behavior can also be affected by factors not contingent on interest rates.

We estimate prepayment speeds on each individual security using the most recent three months of historical constant prepayment rates, as available, or may subscribe to third-party data services that provide prepayment estimates used to calculate cash flows, from which we determine expected asset lives. The constant-effective-yield method uses actual historical prepayments received and projected future prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that should be recognized so that the book yield of each MBS is constant for each month until maturity.

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios and including accretion associated with a significant increase in a security's expected cash flows, for the years ended December 31, 2019, 2018, and 2017, was a net (decrease) increase to income of $(6.1) million, $23.0 million, and $10.9 million, respectively.

RECENT ACCOUNTING DEVELOPMENTS

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant regulatory actions and developments for the period covered by this report and January of 2020 below.

Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of AMA. On January 31, 2020, the FHFA released guidance on risk management of acquired member assets. The guidance communicates the FHFA’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that the FHLBank serves as a liquidity source for members, and an FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance provides that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations.
We continue to evaluate the potential impact of this advisory bulletin but currently do not expect it to materially affect our financial condition or results of operations.

FHFA Proposed Amendments to Stress Test Rule. On December 16, 2019, the FHFA published a proposed rule amending its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA), to (i) raise the minimum threshold to conduct periodic stress tests for entities regulated by the FHFA from those with consolidated assets of more than $10 billion to those with consolidated assets of more than $250 billion; (ii) remove the requirements for FHLBanks to conduct stress tests; and (iii) remove the adverse scenario from the list of required scenarios. The proposed rule maintains the FHFA’s discretion to require that an FHLBank with total consolidated assets below the $250 billion threshold conduct stress testing. The proposed amendments align the FHFA’s stress testing rules with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act stress testing requirements, as amended by the EGRRCPA.

The results of our most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbboston.com, on November 15, 2019. If the rule is adopted as proposed, it will eliminate these stress testing requirements for FHLBanks, unless the FHFA exercises its discretion to require stress testing in the future. We do not expect this rule, if adopted as proposed, to have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On December 12, 2019, the FDIC issued a proposed rule to amend its brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the “deposit broker” definition, including shortening the list of activities considered “facilitating” and expanding the scope of the “primary purpose” exception, the proposed rule would narrow the definition of “deposit broker” and exclude more deposits from treatment as “brokered deposits.” The proposed rule would also establish an application and reporting process with respect to the primary purpose exception.

If this rule is adopted as proposed, we do not expect it to materially affect our financial condition or results of operations. However, if adopted as proposed, the rule could affect the demand for certain of our advance products, but the extent of the impact is uncertain.

FHFA Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued the Supervisory Letter to the FHLBanks that the FHFA stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks must, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks are expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021 by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the FHFA under the Supervisory Letter for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.
On March 16, 2020, in light of market volatility, the FHFA extended to June 30, 2020 the FHLBanks’ ability to enter into LIBOR-based instruments that mature after December 31, 2021, except for investments and option embedded products.

Prior to the issuance of the Supervisory Letter, we had suspended entering into LIBOR-indexed derivatives that terminate after December 31, 2021. We had ceased purchasing investments that reference LIBOR and mature after December 31, 2021 prior to the issuance of the letter, also. Finally, early in 2019, we limited the maturities of certain advances that are linked to LIBOR to December 31, 2021. See Financial Condition — Transition from LIBOR to Alternative Reference Rates for additional information.
We do not expect the Supervisory Letter to have a material impact on our financial condition or results of operations.

FHFA Advisory Bulletin 2019-03 - Capital Stock Management. On August 14, 2019, the FHFA issued an advisory bulletin (the AB) providing for each FHLBank to maintain a ratio of at least 2 percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. In February 2020, the FHFA began to consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices.

We do not expect the AB to have a material impact on our capital management practices, financial condition, and/or results of operations.

SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships. On July 5, 2019, the SEC published a final rule, which became effective on October 3, 2019 (the SEC Final Rule), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The SEC Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing 10 percent bright-line shareholder ownership test with a “significant influence” test; and adds a “known through reasonable inquiry” standard with respect to identifying beneficial owners of the audit client’s equity securities.
Under the prior loan rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question if it or a covered person in the accounting firm received a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client. The SEC Final Rule replaced the existing ten percent bright-line test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in the Financial Accounting Standards Board ASC Topic 323.
Under the SEC Final Rule, which is now in effect, with certain exceptions, the receipt of loans from the beneficial owners of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor. The analysis under the SEC Final Rule would be based on the facts and circumstances and would focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.
We expect the SEC Final Rule to resolve the matters we discussed in Item 9B — Other Information in the 2018 Annual Report on Form 10-K.
Final Rule on FHLBank Capital Requirements. On February 20, 2019, the FHFA published a final rule, effective January 1, 2020, that adopted, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) (the Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that we establish and use our own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLB Liquidity Guidance issued by the FHFA in 2018. We do not expect this rule to materially affect our financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits. On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits,” which implements Section 202 of the EGRRCPA. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

We do not expect the rule to materially affect our financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

In 2019 and January of 2020, certain developments applicable to swaps occurred:

Uncertainty Regarding Brexit. In June 2016, the United Kingdom (the UK) voted in favor of leaving the European Union (the EU), and in March 2017, Article 50 of the Lisbon Treaty was invoked, commencing a period of negotiations between the UK and the European Council for the UK’s withdrawal from the EU, which was subsequently extended by the European Council members in agreement with the UK. On January 31, 2020, the UK withdrew from the EU under the European Union (Withdrawal Agreement) Act 2020, with a transition period to last until December 31, 2020, which period may be extended for an additional two years. During this transition period, the UK and the EU will negotiate the details of their future relationship, including what conditions will apply to EU-based entities that want to do business with the UK, and vice versa, after the transition period.

From time to time we may have exposure to UK-based and EU-based counterparties, and we have a UK-based derivatives clearing organization for our cleared derivatives. At this time, it is not possible to predict the date on which the transition period will end or whether any agreement reached between the UK and the EU will have a material adverse effect on the financial instruments we have with these counterparties or on our derivatives cleared in the UK, but we do not expect these matters to have a material adverse impact on our financial condition or results of operations.

CFTC No-action Relief for LIBOR Amendments. On December 17, 2019, three divisions of the U.S. Commodity Futures Trading Commission (the CFTC) issued no-action letters with respect to the transition away from LIBOR and other interbank offered rates (IBORs). Among other forms of relief, the letters, subject to certain limitations:
(i) permit registered swap dealers, major swap participants, security-based swap participants, and major security-based swap participants (covered swap entities) to amend an uncleared swap entered into before the compliance date of the CFTC’s uncleared swap margin requirements (such swap, a legacy swap, and such requirements, the CFTC margin rules) to include LIBOR or other IBOR fallbacks without the legacy swap becoming subject to the CFTC margin rules; and
(ii) provide time-limited relief, until December 31, 2021, for (a) swaps that are not subject to the central clearing requirement because they were executed prior to the relevant compliance date and (b) swaps that are subject to the trade execution requirement to be amended to include LIBOR or other IBOR fallbacks without becoming subject to such clearing or trade execution requirements.

We believe this relief may assist in the market’s and the Bank’s transition away from LIBOR.

Margin and Capital Requirements for Covered Swap Entities. On November 7, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration and the FHFA (collectively, the Agencies) jointly published a proposed rule that would amend the Agencies’ regulations that established minimum margin and capital requirements for uncleared swaps (the prudential margin rules) for covered swap entities under the jurisdiction of one of the Agencies. In addition to other changes, the proposed amendments would permit those uncleared swaps entered into by a covered swap entity before the compliance date of the prudential margin rules to retain their legacy status and not become subject to the prudential margin rules in the event that such legacy swaps are amended to replace LIBOR or another rate that is reasonably expected to be discontinued or is reasonably determined to have lost its relevance as a reliable benchmark due to a significant impairment. Among other things, the proposed rule would also amend the prudential margin rules to (i) extend the phase-in compliance date of the covered swap entities for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount (AANA) of non-cleared swaps between $8 billion and $50 billion, (ii) clarify that a covered swap entity does not have to execute initial margin trading documentation with a counterparty prior to the time that the counterparty is required to collect or post initial margin, and (iii) permit legacy swaps to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended due to certain life-cycle activities, such as reductions of notional amounts or portfolio compression exercises. We do not expect the proposed amendments, if adopted as proposed, to materially affect our financial condition or results of operations.

On October 24, 2019, the CFTC proposed an amendment to its CFTC margin rules, which among other changes, would similarly extend the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an AANA of non-cleared swaps between $8 billion and $50 billion. On March 18, 2020, the CFTC announced that it had finalized a one-year extension of the initial margin compliance deadline for market participants with the smallest uncleared swaps portfolios, with a new compliance date in September 2021. We do not expect this change to materially affect our financial condition or results of operations.

CFTC Advisory on Initial Margin Documentation Requirements. On July 9, 2019, the CFTC issued an advisory (the CFTC Advisory) on the CFTC margin rules to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the aggregate unmargined exposure to a counterparty (and its margin affiliates) exceeds an initial margin threshold of $50 million imposed by the regulation. The CFTC Advisory instructs CFTC covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached. We do not currently anticipate being subject to initial margin requirements as of September 1, 2020.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 29, 2020, Moody’s long-and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a stable outlook.

As of February 29, 2020, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

However, those assets with embedded options, particularly our mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, our portfolio of MBS, and our portfolio of bonds issued by HFAs, represent more complex cash-flow structures and contain more risk of prepayment and/or call options.

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

COs may be issued to match interest-rate-risk exposures of our assets. At December 31, 2019, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $13.4 billion, compared with $14.9 billion at December 31, 2018.

COs may also be issued with embedded call options to mitigate interest-rate risk of our debt. Fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.6 billion and $2.1 billion at December 31, 2019, and December 31, 2018, respectively.

To achieve certain risk-management objectives, we also use interest-rate derivatives that alter the effective maturities, repricing frequencies, or option-related characteristics of financial instruments. These may include swaps, caps, collars, and floors. For example, as an alternative to issuing a fixed-rate bond to fund a fixed-rate advance, we might enter into an interest-rate swap that receives a floating-rate coupon and pays a fixed-rate coupon, thereby effectively converting the fixed-rate advance to a floating-rate advance.

Advances may be issued together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset. Total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $5.7 billion, or 16.6 percent of our total outstanding advances at December 31, 2019, compared with $6.1 billion, or 14.1 percent of total outstanding advances, at December 31, 2018.

Available-for-sale securities may be purchased together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset. Total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $3.7 billion, or 52.4 percent of our total outstanding available-for-sale securities at December 31, 2019, compared with $611.9 million, or 10.7 percent of total outstanding available-for-sale securities, at December 31, 2018.

Because the interest-rate swaps and hedged assets and liabilities trade in different markets, they are subject to basis risk that is reflected in our Value-at-Risk (VaR) calculations and fair-value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the hedged items that are attributable to changes in the benchmark fair value.

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

Investments and Mortgage Loans

We hold certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At both December 31, 2019, and December 31, 2018, this portfolio of hedged investments had a par value of $611.9 million.

We also manage the market and interest-rate risk in our MBS portfolio. For MBS classified as held-to-maturity, we use debt that matches the characteristics of the portfolio assets. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, we may use fixed-rate debt. For commercial MBS classified as available-for-sale and which are nonprepayable or prepayable for a fee during an initial lock-out period, we may enter into interest-rate swaps for a partial term of the MBS that is equal to or shorter than the lock-out period of the hedged MBS to create synthetic floating-rate assets during the hedged period. At December 31, 2019, this portfolio of hedged MBS had a par value of $3.1 billion.

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

Swapped Consolidated Obligation Debt

We may also issue bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $3.3 billion, or 14.0 percent of our total outstanding CO bonds at December 31, 2019, compared with $6.0 billion, or 23.2 percent of total outstanding CO bonds, at December 31, 2018.

In addition, derivatives may be used to hedge the interest-rate risk of anticipated future CO debt issuance (at December 31, 2019, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $17.0 million compared to $282.0 million at December 31, 2018).

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

Market Value of Equity Estimation. MVE is the net economic value of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the estimated market value of our assets and the estimated market value of our liabilities.

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

For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive loss. At December 31, 2019, our MVE was $3.3 billion and our BVE was $3.2 billion, resulting in a ratio of MVE to BVE of 103 percent. At December 31, 2018, our MVE was $3.9 billion and our BVE was $3.6 billion, resulting in a ratio of MVE to BVE of 107 percent.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent with an associated management action trigger of 130 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2019, and December 31, 2018, that ratio was 173 percent and 152 percent, respectively.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios (VaR stress scenarios) using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1992.

The table below presents the historical simulation VaR estimate as of December 31, 2019, and December 31, 2018, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on the historical relative behavior of interest rates and other market factors over a 6-month time horizon that is measured monthly beginning with the most current month-end and going back to 1992.

Table 44 - Value-at-Risk (dollars in millions)

	Value-at-Risk (Gain) Loss Exposure (1)
	December 31, 2019		December 31, 2018
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	(0.13)%	$(4.1)	0.16%	$6.4
75%	0.30	9.8	1.08	41.9
95%	1.47	47.9	3.25	126.4
99%	6.38	207.4	4.81	187.2
_______________________

(1)
To be consistent with FHFA guidance, we have excluded VaR stress scenarios prior to 1992 because market-risk stress conditions are effectively captured in those scenarios beginning in 1992 and therefore properly present our current VaR exposure.

(2)	Loss exposure is expressed as a percentage of base MVE.

The following table outlines our VaR exposure to the 99th percentile, consistent with FHFA regulations, for 2019 and 2018.
Table 45 - Value-at-Risk 99th Percentile (dollars in millions)

	2019	2018
Year ending December 31	$207.4	$187.2
Average month-end VaR for year ending December 31	163.8	229.3
Maximum month-end VaR during the year ending December 31	207.4	257.9
Minimum month-end VaR during the year ending December 31	124.4	187.2

Our risk-management policy establishes a VaR management action trigger of $350.0 million. Should the management action trigger be exceeded, the policy requires management to notify the board of directors' Risk Committee of any action taken or not taken and the rationale for such. We did not exceed our VaR management action trigger at any time during the years ended December 31, 2019 and December 31, 2018.

Duration of Equity. Another measure of risk that we use is duration of equity. Duration of equity is calculated as the estimated percentage change to MVE for a 100 basis point parallel rate shock. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and a depreciation in shareholder value for increasing rate environments. We have established a limit of +/- 4.0 years for duration of equity with an associated management action trigger of +/- 3.5 years based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Should the limit be exceeded, our policies require us to notify our board of directors' Risk Committee of such breach. We did not exceed our duration of equity limit at any time during the years ended December 31, 2019 and December 31, 2018.

As of December 31, 2019, our duration of equity was +1.08 years, compared with -0.32 years at December 31, 2018.

MVE Sensitivity. We measure MVE sensitivity by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent. Our policies require management to notify the board of director’s Risk Committee if the limit is breached. As noted in Table 46 below, we were below the limit at each of December 31, 2019, and December 31, 2018.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point parallel rate shock) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities, are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes, greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration shorter than our liabilities. Our duration gap was +0.74 months at December 31, 2019, compared with -0.23 months at December 31, 2018.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. The changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential additional other-than-temporary impairment charges. Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on three-month LIBOR over a 12-month horizon in a variety of assumed interest-rate shock scenarios. The results of this analysis for December 31, 2019, showed that in the base case our RORC was 261 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 36 basis points to 225 basis points over three-month LIBOR in the up 300 basis point scenario. For December 31, 2018, the results of this analysis showed that in the base case our RORC was 203 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 117 basis points to 86 basis points over three-month LIBOR in the down 300 basis point scenario. In both 2019 and 2018, our RORC spread to three-month LIBOR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 5.7 percent as of December 31, 2019, compared with 6.0 percent as of December 31, 2018.

Our economic capital ratio was not below 4.0 percent at any time during the years ended December 31, 2019 and December 31, 2018.

Table 46 - Market and Interest-Rate Risk Metrics (dollars in millions)

	December 31, 2019
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,406	$3,411	$3,246	$3,251	$3,187	$3,094	$2,998
Percent change in MVE from base	4.8%	4.9%	(0.2)%	—%	(2.0)%	(4.8)%	(7.8)%
MVE/BVE	108%	108%	103%	103%	101%	98%	95%
MVE/Par Stock	182%	182%	173%	173%	170%	165%	160%
Duration of Equity	-0.24 years	+5.73 years	-0.89 years	+1.08 years	+2.63 years	+3.04 years	+3.15 years
Return on Regulatory Capital less 3-month LIBOR	2.48%	2.31%	2.43%	2.61%	2.61%	2.43%	2.25%
Net income percent change from base	(42.76)%	(46.64)%	(27.35)%	—%	23.20%	42.27%	61.28%

	December 31, 2018
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,628	$3,661	$3,829	$3,891	$3,869	$3,819	$3,755
Percent change in MVE from base	(6.8)%	(5.9)%	(1.6)%	—%	(0.6)%	(1.9)%	(3.5)%
MVE/BVE	100%	101%	105%	107%	106%	105%	103%
MVE/Par Stock	142%	143%	150%	152%	151%	149%	147%
Duration of Equity	- 0.61 years	-5.50 years	-3.03 years	-0.32 years	+1.05 years	+1.50 years	+1.90 years
Return on Regulatory Capital less 3-month LIBOR	0.86%	1.01%	1.67%	2.03%	2.13%	2.10%	2.01%
Net income percent change from base	(82.41)%	(64.03)%	(29.11)%	—%	23.63%	44.57%	64.22%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2019, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Boston

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Boston (the "FHLBank") as of December 31, 2019 and 2018, and the related statements of operations, of comprehensive income, of capital, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts
March 20, 2020

We have served as the FHLBank's auditor since 1990.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$69,416	$10,431
Interest-bearing deposits	1,253,873	593,199
Securities purchased under agreements to resell	3,500,000	6,499,000
Federal funds sold	860,000	1,500,000
Investment securities:
Trading securities	2,250,264	163,038
Available-for-sale securities - includes $3,025 pledged as collateral at December 31, 2018, that may be repledged	7,409,000	5,849,944
Held-to-maturity securities - includes $92 and $3,456 pledged as collateral at December 31, 2019 and 2018, respectively that may be repledged (a)	871,107	1,295,023
Total investment securities	10,530,371	7,308,005
Advances	34,595,363	43,192,222
Mortgage loans held for portfolio, net of allowance for credit losses of $500 at December 31, 2019 and 2018	4,501,251	4,299,402
Accrued interest receivable	112,163	112,751
Derivative assets, net	159,731	22,403
Other assets	80,643	55,904
Total Assets	$55,662,811	$63,593,317
LIABILITIES
Deposits
Interest-bearing	$616,532	$448,247
Non-interest-bearing	57,777	26,631
Total deposits	674,309	474,878
Consolidated obligations (COs):
Bonds	23,888,493	25,912,684
Discount notes	27,681,169	33,065,822
Total consolidated obligations	51,569,662	58,978,506
Mandatorily redeemable capital stock	5,806	31,868
Accrued interest payable	104,477	112,043
Affordable Housing Program (AHP) payable	86,131	83,965
Derivative liabilities, net	10,271	255,800
Other liabilities	66,843	48,898
Total liabilities	52,517,499	59,985,958
Commitments and contingencies (Note 20)
CAPITAL
Capital stock – Class B – putable ($100 par value), 18,691 shares and 25,289 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,869,130	2,528,854
Retained earnings:
Unrestricted	1,114,337	1,084,342
Restricted	348,817	310,670
Total retained earnings	1,463,154	1,395,012
Accumulated other comprehensive loss	(186,972)	(316,507)
Total capital	3,145,312	3,607,359
Total Liabilities and Capital	$55,662,811	$63,593,317
_______________________________________
(a)   Fair values of held-to-maturity securities were $1,035,410 and $1,528,929 at December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2019	2018	2017
INTEREST INCOME
Advances	$854,599	$867,215	$514,176
Prepayment fees on advances, net	35,011	216	898
Interest-bearing deposits	22,390	5,433	2,045
Securities purchased under agreements to resell	123,438	77,718	27,486
Federal funds sold	58,015	108,144	58,642
Investment securities:
Trading securities	22,037	8,789	10,604
Available-for-sale securities	115,942	143,952	118,270
Held-to-maturity securities	65,758	77,892	79,723
Total investment securities	203,737	230,633	208,597
Mortgage loans held for portfolio	147,885	136,672	125,002
Other	25	22	43
Total interest income	1,445,100	1,426,053	936,889
INTEREST EXPENSE
Consolidated obligations:
Bonds	598,585	545,228	421,622
Discount notes	569,896	561,443	233,081
Total consolidated obligations	1,168,481	1,106,671	654,703
Deposits	6,582	5,311	3,615
Mandatorily redeemable capital stock	974	1,923	1,558
Other borrowings	37	38	10
Total interest expense	1,176,074	1,113,943	659,886
NET INTEREST INCOME	269,026	312,110	277,003
Provision for (reduction of) credit losses	85	(34)	(96)
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	268,941	312,144	277,099
OTHER INCOME (LOSS)
Net other-than-temporary impairment losses on investment securities, credit portion	(1,212)	(532)	(1,454)
Litigation settlements	29,361	12,769	20,761
Loss on early extinguishment of debt	(15,238)	—	—
Service fees	12,987	10,268	8,697
Net unrealized gains (losses) on trading securities	1,287	(4,515)	(6,078)
Net gains on derivatives and hedging activities	1,419	2,336	551
Realized net gain from sale of held-to-maturity securities	12,031	—	—
Other	349	500	435
Total other income	40,984	20,826	22,912
OTHER EXPENSE
Compensation and benefits	47,263	47,681	46,799
Other operating expenses	25,017	24,243	24,342
Federal Housing Finance Agency (the FHFA)	3,914	3,582	3,800
Office of Finance	3,468	3,526	3,260
Other	18,222	12,870	10,300
Total other expense	97,884	91,902	88,501
INCOME BEFORE ASSESSMENTS	212,041	241,068	211,510
AHP assessments	21,302	24,299	21,307
NET INCOME	$190,739	$216,769	$190,203

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)
	For the Year Ended December 31,
	2019	2018	2017
Net income	$190,739	$216,769	$190,203
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	79,036	(30,627)	14,478
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	53,118	29,064	34,161
Net unrealized (losses) gains relating to hedging activities	(913)	11,317	7,751
Pension and postretirement benefits	(1,531)	679	184
Total other comprehensive income	129,710	10,433	56,574
Comprehensive income	$320,449	$227,202	$246,777

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2019, 2018, and 2017 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2016	24,113	$2,411,306	$987,711	$229,275	$1,216,986	$(383,514)	$3,244,778
Comprehensive income			152,162	38,041	190,203	56,574	246,777
Proceeds from sale of capital stock	10,677	1,067,674					1,067,674
Repurchase of capital stock	(11,866)	(1,186,589)					(1,186,589)
Shares reclassified to mandatorily redeemable capital stock	(87)	(8,670)					(8,670)
Cash dividends on capital stock			(98,840)		(98,840)		(98,840)
BALANCE, DECEMBER 31, 2017	22,837	2,283,721	1,041,033	267,316	1,308,349	(326,940)	3,265,130
Comprehensive income			173,415	43,354	216,769	10,433	227,202
Proceeds from sale of capital stock	18,009	1,800,880					1,800,880
Repurchase of capital stock	(15,554)	(1,555,438)					(1,555,438)
Shares reclassified to mandatorily redeemable capital stock	(3)	(309)					(309)
Cash dividends on capital stock			(130,106)		(130,106)		(130,106)
BALANCE, DECEMBER 31, 2018	25,289	2,528,854	1,084,342	310,670	1,395,012	(316,507)	3,607,359
Cumulative effect of change in accounting principle			175	—	175	(175)	—
Comprehensive income			152,592	38,147	190,739	129,710	320,449
Proceeds from sale of capital stock	18,544	1,854,487					1,854,487
Repurchase of capital stock	(25,142)	(2,514,211)					(2,514,211)
Cash dividends on capital stock			(122,772)		(122,772)		(122,772)
BALANCE, DECEMBER 31, 2019	18,691	$1,869,130	$1,114,337	$348,817	$1,463,154	$(186,972)	$3,145,312

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$190,739	$216,769	$190,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(19,937)	(1,192)	(12,892)
Provision for (reduction of) credit losses	85	(34)	(96)
Change in net fair-value adjustments on derivatives and hedging activities	(284,002)	36,176	8,554
Net other-than-temporary impairment losses on investment securities, credit portion	1,212	532	1,454
Loss on early extinguishment of debt	15,238	—	—
Other adjustments	9,182	6,335	4,637
Realized net gain from sale of held-to-maturity securities	(12,031)	—	—
Net change in:
Market value of trading securities	(1,287)	4,515	6,078
Accrued interest receivable	588	(18,651)	(9,452)
Other assets	(7,510)	(2,627)	(3,147)
Accrued interest payable	(7,566)	21,417	9,804
Other liabilities	6,927	7,170	5,883
Total adjustments	(299,101)	53,641	10,823
Net cash (used in) provided by operating activities	(108,362)	270,410	201,026

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(776,421)	(629,887)	52,274
Securities purchased under agreements to resell	2,999,000	(1,150,000)	650,000
Federal funds sold	640,000	1,950,000	(750,000)
Loans to other FHLBanks	—	400,000	(400,000)
Trading securities:
Proceeds	177,340	779,652	1,032,652
Purchases	(2,263,279)	(749,072)	(618,051)
Available-for-sale securities:
Proceeds	1,714,800	1,409,776	1,462,091
Purchases	(3,206,255)	(12,800)	(2,222,738)
Held-to-maturity securities:
Proceeds	510,590	385,610	568,279
Advances to members:
Repaid	474,957,725	652,931,105	487,707,464
Originated	(466,272,505)	(658,551,866)	(486,239,305)
Mortgage loans held for portfolio:
Proceeds	590,161	414,690	472,636
Purchases	(803,765)	(719,845)	(794,914)
Other investing activities, net	(430)	1,454	748
Net cash provided by (used in) investing activities	8,266,961	(3,541,183)	921,136

FINANCING ACTIVITIES
Net change in deposits	199,521	(2,071)	(5,594)
Net payments on derivatives with a financing element	(48,642)	—	(4,101)

Net proceeds from issuance of consolidated obligations:
Discount notes	144,030,097	198,660,164	170,645,541
Bonds	10,851,335	10,188,427	10,655,859
Payments for maturing and retiring consolidated obligations:
Discount notes	(149,400,564)	(193,351,448)	(172,999,084)
Bonds	(12,909,970)	(12,586,510)	(9,449,955)
Bonds transferred to other FHLBanks	(12,697)	—	—
Repayment of financing lease	(136)	—	—
Proceeds from issuance of capital stock	1,854,487	1,800,880	1,067,674
Payments for repurchase of capital stock	(2,514,211)	(1,555,438)	(1,186,589)
Payments for redemption of mandatorily redeemable capital stock	(26,062)	(4,364)	(5,434)
Cash dividends paid	(122,772)	(130,109)	(98,837)
Net cash (used in) provided by financing activities	(8,099,614)	3,019,531	(1,380,520)
Net increase (decrease) in cash and due from banks	58,985	(251,242)	(258,358)
Cash and due from banks at beginning of the year	10,431	261,673	520,031
Cash and due from banks at end of the year	$69,416	$10,431	$261,673
Supplemental disclosures:
Interest paid	$1,224,032	$1,084,131	$667,629
AHP payments	$15,723	$17,729	$18,628
Noncash receipt of trading securities	$—	$6,624	$—
Noncash transfers of mortgage loans held for portfolio to other assets	$2,020	$1,438	$2,618
Lease liabilities arising from obtaining right-of-use assets	$12,572	$—	$—

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

"Mortgage Partnership Finance", "MPF" and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The most significant of these estimates include but are not limited to, accounting for derivatives and hedging activities, estimation of fair values, and amortization of premiums and discounts associated with prepayable mortgage-backed securities. Actual results could differ from these estimates.

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

Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. At December 31, 2019 and 2018, we had $3.5 billion and $6.5 billion in securities purchased under agreements to resell. There were no offsetting amounts related to these securities at December 31, 2019 and 2018.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold provide short-term liquidity and are carried at cost. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that we consider to be of investment quality. Securities purchased under agreements to resell are treated as short-term collateralized loans that are classified as assets in the statement of condition. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to provide additional securities in safekeeping in our name in an amount equal to the decrease or remit cash in such amount. If the counterparty defaults on this obligation, we will decrease the dollar value of the resale agreement accordingly. We have not sold or repledged the collateral received on securities purchased under agreements to resell. Securities purchased under agreements to resell averaged $5.5 billion during 2019 and $4.0 billion during 2018, and the maximum amount outstanding at any month-end during 2019 and 2018 was $7.0 billion and $6.5 billion, respectively.

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

Interest Income Recognition. Upon subsequent evaluation of a debt security when there is no additional other-than-temporary impairment, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected future cash flows. This adjusted yield is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows that are deemed significant will change the accretable yield on a prospective basis. For debt securities classified as held-to-maturity, the other-than-temporary impairment recognized in other comprehensive income (loss) is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows. The estimated cash flows and accretable yield are re-evaluated each quarter.

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

•
When an advance is modified under our advance restructuring program and our analysis of the restructuring concludes that the transaction is an extinguishment of the prior advance rather than a modification, the deferred prepayment fee is recognized into income immediately, recorded as premium on the new advance, and amortized over the life of the new advance.

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

Mortgage Loans Held for Portfolio

We participate in the MPF program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 10 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2019, all our investments in mortgage loans are held for portfolio. Accordingly, these investments are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from investments initially classified as mortgage loan commitments, direct write-downs, and the allowance for credit losses on mortgage loans.

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

Charge-Off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit-enhancements. We charge off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less cost to sell and adjusted for any available credit-enhancements for loans that are 180 or more days past due, when the borrower has filed for bankruptcy protection and the loan is at least 30 days past due, or when there is evidence of fraud.

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

Real Estate Owned

Real-estate-owned property (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is recorded as other assets in the statement of condition and is carried at the lower of cost or fair value less estimated selling costs. At December 31, 2019 and 2018, we had $1.3 million and $818 thousand, respectively, in assets classified as REO. Fair value is derived from third-party valuations of the property. If the fair value of the REO less estimated selling costs is less than the recorded investment in the MPF loan at the date of transfer, we recognize a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.

Derivatives and Hedging Activities

All derivatives are recognized on the statement of condition at fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing members and/or counterparties. We offset fair-value amounts recognized for derivatives and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same clearing member and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Derivative assets and derivative liabilities reported on the statement of condition also include net accrued interest. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);

•	a qualifying hedge of a forecasted transaction (a cash-flow hedge); or

•	a nonqualifying hedge of an asset or liability (an economic hedge) for asset-liability-management purposes.

We utilize two derivatives clearing organizations (DCOs), for all cleared derivative transactions, Chicago Mercantile Exchange, Inc. (CME Inc.) and LCH Limited (LCH Ltd.). At both DCOs, variation margin is characterized as daily settlement payments and initial margin is considered collateral.

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but is an acceptable hedging strategy under our risk-management policy. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments.

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

•	the derivative and/or the hedged item expires or is sold, terminated, or exercised;

•	it is no longer probable that the forecasted transaction in a cash-flow hedge will occur in the originally expected period or within the following two months;

•	a hedged firm commitment in a fair-value hedge no longer meets the definition of a firm commitment; or

•	we determine that designating the derivative as a hedging instrument is no longer appropriate.

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

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2019, and 2018, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 9 — Advances for the fair value of these embedded derivatives.

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At December 31, 2019, we included in the statement of condition $10.3 million of lease right-of-use assets in other assets as well as $10.4 million of lease liabilities in other liabilities. We have recognized operating lease costs in other operating expenses on the statement of operations of $2.6 million for the year ended December 31, 2019.

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

Restricted Retained Earnings

The joint capital enhancement agreement, as amended (the Joint Capital Agreement) requires each FHLBank to contribute 20 percent of its quarterly net income to a separate restricted retained earnings account at that FHLBank until that account balance equals at least 1 percent of that FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the previous quarter. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition.

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

Related-Party Activities

We define related parties as members who owned 10 percent or more of the voting interests of our outstanding capital stock at December 31, 2019. See Note 21 — Transactions with Shareholders for additional information.

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2018 and 2017 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2019.

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

We adopted this guidance effective January 1, 2019. For all cash-flow hedges existing on the date of adoption, this guidance was applied through a cumulative-effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance were applied prospectively; prior period comparative financial information has not been reclassified to conform to current presentation. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows. See Note 2 — Summary of Significant Accounting Policies and Note 12 — Derivatives and Hedging Activities for additional information.

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

Effective January 1, 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board released temporary optional guidance that provides transition relief for reference rate reform. The guidance contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met.

In addition to the optional expedients for contract modifications and hedging relationships, this update provides a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that are classified as held-to-maturity before January 1, 2020.

This standard is effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. We are in the process of evaluating this guidance, and its anticipated effect on our financial condition, results of operations, and cash flows has not yet been determined.

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

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $19.3 million and $16.3 million for the years ended December 31, 2019 and 2018, respectively.

Note 5 — Trading Securities

Table 5.1 - Trading Securities by Major Security Type (dollars in thousands)

	December 31, 2019	December 31, 2018
Corporate bonds	$5,896	$6,102
U.S. Treasury obligations	2,240,236	—
	2,246,132	6,102

MBS
U.S. government-guaranteed – single-family	4,047	5,344
GSE – single-family	85	148
GSE – multifamily	—	151,444
	4,132	156,936
Total	$2,250,264	$163,038

Table 5.2 - Unrealized and Realized Gains (Losses) on Trading Securities (dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net unrealized gains (losses) on trading securities held at year end	$1,379	$(4,515)	$(6,145)
Net unrealized and realized gains on trading securities sold or matured during the year	(92)	—	67
Net unrealized gains (losses) on trading securities	$1,287	$(4,515)	$(6,078)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 6 — Available-for-Sale Securities

Table 6.1 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	December 31, 2019
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State housing-finance-agency obligations (HFA securities)	$69,320	$—	$(4,668)	$64,652
Supranational institutions	429,354	—	(12,925)	416,429
U.S. government-owned corporations	323,192	—	(26,431)	296,761
GSE	130,935	—	(7,149)	123,786
	952,801	—	(51,173)	901,628
MBS
U.S. government guaranteed – single-family	60,003	—	(2,289)	57,714
U.S. government guaranteed – multifamily	283,674	—	(1,057)	282,617
GSE – single-family	2,598,325	5,323	(13,377)	2,590,271
GSE – multifamily	3,588,119	3,109	(14,458)	3,576,770
	6,530,121	8,432	(31,181)	6,507,372
Total	$7,482,922	$8,432	$(82,354)	$7,409,000

	December 31, 2018
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$55,500	$—	$(5,899)	$49,601
Supranational institutions	419,222	—	(14,067)	405,155
U.S. government-owned corporations	297,729	—	(24,560)	273,169
GSE	122,423	—	(6,796)	115,627
	894,874	—	(51,322)	843,552
MBS
U.S. government guaranteed – single-family	79,075	20	(3,437)	75,658
U.S. government guaranteed – multifamily	368,103	—	(6,969)	361,134
GSE – single-family	3,649,964	681	(88,486)	3,562,159
GSE – multifamily	1,010,886	168	(3,613)	1,007,441
	5,108,028	869	(102,505)	5,006,392
Total	$6,002,902	$869	$(153,827)	$5,849,944

_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

Table 6.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	December 31, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$12,229	$(1,591)	$52,423	$(3,077)	$64,652	$(4,668)
Supranational institutions	—	—	416,429	(12,925)	416,429	(12,925)
U.S. government-owned corporations	—	—	296,761	(26,431)	296,761	(26,431)
GSE	—	—	123,786	(7,149)	123,786	(7,149)
	12,229	(1,591)	889,399	(49,582)	901,628	(51,173)

MBS
U.S. government guaranteed – single-family	10,885	(1)	45,490	(2,288)	56,375	(2,289)
U.S. government guaranteed – multifamily	—	—	282,617	(1,057)	282,617	(1,057)
GSE – single-family	189,402	(968)	1,423,927	(12,409)	1,613,329	(13,377)
GSE – multifamily	1,800,586	(13,242)	405,778	(1,216)	2,206,364	(14,458)
	2,000,873	(14,211)	2,157,812	(16,970)	4,158,685	(31,181)
Total temporarily impaired	$2,013,102	$(15,802)	$3,047,211	$(66,552)	$5,060,313	$(82,354)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$11,118	$(1,682)	$38,483	$(4,217)	$49,601	$(5,899)
Supranational institutions	—	—	405,155	(14,067)	405,155	(14,067)
U.S. government-owned corporations	—	—	273,169	(24,560)	273,169	(24,560)
GSE	—	—	115,627	(6,796)	115,627	(6,796)
	11,118	(1,682)	832,434	(49,640)	843,552	(51,322)
MBS
U.S. government guaranteed – single-family	—	—	57,679	(3,437)	57,679	(3,437)
U.S. government guaranteed – multifamily	—	—	361,134	(6,969)	361,134	(6,969)
GSE – single-family	53,122	(388)	3,417,076	(88,098)	3,470,198	(88,486)
GSE – multifamily	902,850	(3,613)	—	—	902,850	(3,613)
	955,972	(4,001)	3,835,889	(98,504)	4,791,861	(102,505)
Total temporarily impaired	$967,090	$(5,683)	$4,668,323	$(148,144)	$5,635,413	$(153,827)

Table 6.3 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	December 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,600	$7,563	$—	$—
Due after one year through five years	61,720	57,089	55,500	49,601
Due after five years through 10 years	477,232	463,465	465,248	450,102
Due after 10 years	406,249	373,511	374,126	343,849
	952,801	901,628	894,874	843,552
MBS (1)	6,530,121	6,507,372	5,108,028	5,006,392
Total	$7,482,922	$7,409,000	$6,002,902	$5,849,944
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Note 7 — Held-to-Maturity Securities

Table 7.1 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	December 31, 2019
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$87,250	$—	$87,250	$—	$(3,845)	$83,405

MBS
U.S. government guaranteed – single-family	6,987	—	6,987	129	—	7,116
GSE – single-family	303,604	—	303,604	5,197	(246)	308,555
GSE – multifamily	140,661	—	140,661	612	(2)	141,271
Private-label	408,640	(76,035)	332,605	162,904	(446)	495,063
	859,892	(76,035)	783,857	168,842	(694)	952,005
Total	$947,142	$(76,035)	$871,107	$168,842	$(4,539)	$1,035,410

	December 31, 2018
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$208	$—	$208	$—	$—	$208
HFA securities	104,465	—	104,465	4	(4,612)	99,857
	104,673	—	104,673	4	(4,612)	100,065
MBS
U.S. government guaranteed – single-family	8,173	—	8,173	158	—	8,331
GSE – single-family	412,639	—	412,639	6,861	(1,389)	418,111
GSE – multifamily	209,786	—	209,786	1,728	—	211,514
Private-label	688,905	(129,153)	559,752	234,083	(2,927)	790,908
	1,319,503	(129,153)	1,190,350	242,830	(4,316)	1,428,864
Total	$1,424,176	$(129,153)	$1,295,023	$242,834	$(8,928)	$1,528,929

Table 7.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	December 31, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$3,089	$(1)	$80,316	$(3,844)	$83,405	$(3,845)

MBS
GSE – single-family	32,335	(101)	16,465	(145)	48,800	(246)
GSEs – multifamily	949	(2)	—	—	949	(2)
Private-label	913	(9)	23,999	(574)	24,912	(583)
	34,197	(112)	40,464	(719)	74,661	(831)
Total	$37,286	$(113)	$120,780	$(4,563)	$158,066	$(4,676)

	December 31, 2018
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$6,196	$(9)	$92,822	$(4,603)	$99,018	$(4,612)

MBS
GSE – single-family	69,377	(580)	52,237	(809)	121,614	(1,389)
Private-label	25,680	(331)	114,937	(4,587)	140,617	(4,918)
	95,057	(911)	167,174	(5,396)	262,231	(6,307)
Total	$101,253	$(920)	$259,996	$(9,999)	$361,249	$(10,919)

Table 7.3 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	December 31, 2019			December 31, 2018
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$3,090	$3,090	$3,089	$1,043	$1,043	$1,047
Due after one year through five years	—	—	—	6,205	6,205	6,196
Due after five years through 10 years	15,405	15,405	15,270	16,865	16,865	16,639
Due after 10 years	68,755	68,755	65,046	80,560	80,560	76,183
	87,250	87,250	83,405	104,673	104,673	100,065
MBS (2)	859,892	783,857	952,005	1,319,503	1,190,350	1,428,864
Total	$947,142	$871,107	$1,035,410	$1,424,176	$1,295,023	$1,528,929
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

Table 7.4 - Proceeds from Sale and Gains and Losses on Held-to-Maturity Securities (1) (dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Proceeds from sale of held-to-maturity securities	$185,177	$—	$—
Amortized cost of held-to-maturity securities	173,146	—	—
Realized net gain from sale of held-to-maturity securities	$12,031	$—	$—
_______________________

(1)
The securities sold had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are treated as maturities for the purposes of security classification. The sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Note 8 — Other-Than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities for other-than-temporary impairment each quarter.

Available-for-Sale Securities

We determined that none of our available-for-sale securities were other-than-temporarily impaired at December 31, 2019. At December 31, 2019, we held certain available-for-sale securities in an unrealized loss position. We consider these unrealized losses temporary because we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security.

Held-to-Maturity Securities

HFA Securities and Agency MBS. We have reviewed our investments in HFA securities and agency MBS and have determined that all unrealized losses are temporary. We do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, and we do not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Private-Label Residential MBS. To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS among all FHLBanks, the FHLBanks use an FHLBank System governance committee (the OTTI Governance Committee) and a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. We use the FHLBanks' uniform framework and approved assumptions for purposes of our other-than-temporary impairment cash-flow analyses of our private-label residential MBS. We are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

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

•
expected housing price changes, with projections ranging from a decrease of 4.0 percent to an increase of 8.0 percent over the 12-month period beginning October 1, 2019. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0 percent to an increase of 6.0 percent. Thereafter, we have projected a unique long-term forecast for each relevant geographic area based on an internally developed framework derived from historical data; and

•	interest-rate assumptions.

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed.

For those securities for which a credit loss was recognized during the year ended December 31, 2019, Table 8.1 presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit-enhancement. Credit-enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit-enhancement, if any, in a security structure that will generally absorb losses before we will experience a credit loss on the security. The calculated averages represent the dollar-weighted average of Alt-A other-than-temporarily impaired private-label residential MBS.

Table 8.1 - Significant Inputs and Current Credit Enhancement for Securities with a Credit Loss in 2019 (dollars in thousands)

		Weighted Average of Significant Inputs			Weighted Average Current Credit Enhancement
Private-label MBS by Classification	Par Value	Projected Prepayment Rates	Projected Default Rates	Projected Loss Severities
Private-label residential MBS - Alt-A (1)	$39,989	12.3%	22.9%	55.1%	5.7%
_______________________

(1)
Securities are classified based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

Table 8.2 - Total MBS Other-than-Temporarily Impaired During the Life of the Security (dollars in thousands)

	December 31, 2019
Other-Than-Temporarily Impaired Investment (1)	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$3,796	$3,474	$2,510	$3,590
Private-label residential MBS – Alt-A	561,825	383,439	308,368	470,192
Total other-than-temporarily impaired securities	$565,621	$386,913	$310,878	$473,782

_______________________

(1)
Securities are classified based on the classifications of their underlying loan composition at the time of issuance. We instituted and are continuing litigation related to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents, as well as other statements about the securities, are inaccurate.

Table 8.3 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings (dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$422,035	$452,523	$490,404
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	128	—	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized	1,084	532	1,454
Reductions:
Securities sold or matured during the year	(56,710)	—	(5,600)
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income	(26,907)	(31,020)	(33,735)
Balance at end of year	$339,630	$422,035	$452,523

Note 9 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or longer with the approval of our credit committee. At December 31, 2019 and 2018, we had advances outstanding with interest rates ranging from (0.35) percent to 7.72 percent and 0.00 percent to 7.72 percent. Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

Table 9.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	December 31, 2019		December 31, 2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$5,101	2.05%	$12,332	2.88%
Due in one year or less	18,972,466	1.96	24,029,592	2.48
Due after one year through two years	8,600,922	2.16	11,413,640	2.55
Due after two years through three years	2,200,019	2.16	2,832,290	2.47
Due after three years through four years	1,766,314	2.71	1,648,076	2.37
Due after four years through five years	1,726,754	2.15	1,980,468	2.24
Thereafter	1,312,311	2.68	1,351,987	2.99
Total par value	34,583,887	2.10%	43,268,385	2.50%
Premiums	3,397		3,935
Discounts	(41,744)		(36,528)
Fair value of bifurcated derivatives (1)	29,983		13,051
Hedging adjustments	19,840		(56,621)
Total	$34,595,363		$43,192,222

_________________________

(1)	At December 31, 2019 and 2018, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

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

Table 9.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (dollars in thousands)

	December 31, 2019	December 31, 2018
Overdrawn demand-deposit accounts	$5,101	$12,332
Due in one year or less	25,116,961	32,748,467
Due after one year through two years	3,450,922	3,913,640
Due after two years through three years	1,949,499	2,672,290
Due after three years through four years	1,461,314	1,261,176
Due after four years through five years	1,309,679	1,362,468
Thereafter	1,290,411	1,298,012
Total par value	$34,583,887	$43,268,385

We offer putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 9.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

Year of Contractual Maturity or Next Put Date, Par Value	December 31, 2019	December 31, 2018
Overdrawn demand-deposit accounts	$5,101	$12,332
Due in one year or less	20,240,466	25,199,892
Due after one year through two years	8,603,422	11,652,840
Due after two years through three years	2,001,019	2,834,790
Due after three years through four years	965,814	1,367,576
Due after four years through five years	1,598,254	1,152,468
Thereafter	1,169,811	1,048,487
Total par value	$34,583,887	$43,268,385

Table 9.4 - Advances by Current Interest Rate Terms (dollars in thousands)

Par value of advances	December 31, 2019	December 31, 2018
Fixed-rate
Due in one year or less	$18,733,966	$23,822,091
Due after one year	9,372,625	9,748,187
Total fixed-rate	28,106,591	33,570,278

Variable-rate
Due in one year or less	243,601	219,832
Due after one year	6,233,695	9,478,275
Total variable-rate	6,477,296	9,698,107
Total par value	$34,583,887	$43,268,385

Advance Concentrations. Our advances are principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At December 31, 2019 and 2018, we had $12.3 billion and $16.4 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to five borrowers and six borrowers at December 31, 2019 and 2018, representing 35.6 percent and 37.9 percent, respectively, of total par value of outstanding advances. For information related to our credit risk on advances and allowance for credit losses, see Note 11 — Allowance for Credit Losses.

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

Table 9.5 - Advances Prepayment Fees (dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Prepayment fees received from borrowers	$33,809	$409	$1,568
Hedging fair-value adjustments on prepaid advances	1,923	264	(218)
Net discounts (premiums) associated with prepaid advances	157	(159)	(137)
Deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(1,793)	(298)	(315)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	915	—	—
Advance prepayment fees recognized in income, net	$35,011	$216	$898

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

Table 10.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31, 2019	December 31, 2018
Real estate
Fixed-rate 15-year single-family mortgages	$339,042	$392,128
Fixed-rate 20- and 30-year single-family mortgages	4,093,416	3,839,078
Premiums	66,776	67,671
Discounts	(1,607)	(1,800)
Deferred derivative gains, net	4,124	2,825
Total mortgage loans held for portfolio	4,501,751	4,299,902
Less: allowance for credit losses	(500)	(500)
Total mortgage loans, net of allowance for credit losses	$4,501,251	$4,299,402

Table 10.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	December 31, 2019	December 31, 2018
Conventional mortgage loans	$4,140,255	$3,902,555
Government mortgage loans	292,203	328,651
Total par value	$4,432,458	$4,231,206

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

Secured Member Credit Products

We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to eligible borrowers in accordance with the FHLBank Act, FHFA regulations, and other applicable laws and guidance. We are required to obtain sufficient collateral to secure our credit products. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. We accept certain investment securities, residential mortgage loans, deposits, and other assets as collateral. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their Bank capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and our overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2019, and 2018, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2019, and 2018, none of our secured member credit products outstanding were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2019, and 2018.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on secured member credit products, we have not recorded any allowance for credit losses on our secured member credit products at December 31, 2019 and 2018. At December 31, 2019 and 2018, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 20 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2019 and 2018. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Conventional Mortgage Loans Held for Portfolio

Our methodology for determining our loan loss reserve consists of estimating loan loss severity using a third-party model incorporating delinquency to default transition performance of the loans, relevant market conditions affecting the performance of the loans, and portfolio level credit protection, particularly credit-enhancements, as discussed below under — Credit-Enhancements. Our inputs to the third-party model consist of loan-related characteristics, such as credit scores, occupancy statuses, loan-to-value ratios, property types, and locations. We update our view of the loan transition performance and market conditions quarterly and periodically adjust our methodology to reflect the changes in the loans’ performances and the market.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss on these loans on an individual loan basis. Loans that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. The incurred loss of an individually evaluated mortgage loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral, less estimated selling costs, and may include expected proceeds from primary mortgage insurance and other applicable credit-enhancements. Additionally, for our investments in loans modified under our temporary loan modification plan, on the effective date of a loan modification we measure the present value of expected future cash flows discounted at the loan's effective interest rate and reduce the carrying value of the loan accordingly.

Collectively Evaluated Mortgage Loans. We evaluate the credit risk of our investments in conventional mortgage loans for impairment on a collective basis that considers loan-pool-specific attribute data at the master commitment pool level (including historical delinquency migration), applies estimated loss severities, and incorporates available credit-enhancements to establish our best estimate of probable incurred losses at the reporting date. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 to 179 days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date. The losses are then reduced by the probable cash flows resulting from available credit-enhancement. Credit-enhancement cash flows that are projected and assessed as not probable of receipt are not considered in reducing estimated losses.

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

Credit Quality Indicator and Other Delinquency Statistics. The key credit quality indicator for mortgage loans is payment status. Table 11.1 sets forth the payment status for our investments in mortgage loans based on recorded investment as well as other delinquency statistics at December 31, 2019 and 2018:

Table 11.1 - Credit Quality Indicator and Other Delinquency Statistics (dollars in thousands)

	December 31, 2019
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$36,336	$11,630	$47,966
Past due 60-89 days delinquent	6,911	3,471	10,382
Past due 90 days or more delinquent	10,696	5,570	16,266
Total past due	53,943	20,671	74,614
Total current loans	4,171,676	278,924	4,450,600
Total mortgage loans	$4,225,619	$299,595	$4,525,214
Other delinquency statistics
In process of foreclosure, included above (1)	$2,813	$2,222	$5,035
Serious delinquency rate (2)	0.26%	1.86%	0.36%
Past due 90 days or more still accruing interest	$—	$5,570	$5,570
Loans on nonaccrual status (3)	$11,510	$—	$11,510

	December 31, 2018
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$23,045	$10,884	$33,929
Past due 60-89 days delinquent	7,019	3,344	10,363
Past due 90 days or more delinquent	7,384	6,670	14,054
Total past due	37,448	20,898	58,346
Total current loans	3,947,096	316,285	4,263,381
Total mortgage loans	$3,984,544	$337,183	$4,321,727
Other delinquency statistics
In process of foreclosure, included above (1)	$3,467	$2,086	$5,553
Serious delinquency rate (2)	0.20%	1.98%	0.34%
Past due 90 days or more still accruing interest	$—	$6,670	$6,670
Loans on nonaccrual status (3)	$7,975	$—	$7,975
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)
Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as loans modified within the previous six months under our temporary loan modification plan.

Credit-Enhancements. Our allowance for credit losses factors in the credit-enhancements associated with conventional mortgage loans under the MPF program. These credit-enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit-enhancement. The credit risk analysis of our conventional loans is performed at the individual master commitment level to determine the credit-enhancements available to recover losses on loans under each individual master commitment. The credit-enhancement amounts estimated to protect us against credit losses are determined through the use of a model. Any incurred losses that would be recovered from the credit-enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.

The FHFA final rule on acquired member assets (AMA) went into effect on January 18, 2017, allowing each FHLBank to utilize its own model to determine the credit-enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. Upon effectiveness of the final AMA rule, we determined that assets delivered to us must be credit enhanced at our determined “AMA investment grade” of a double-A rated MBS. In March 2017, we determined that assets delivered to us must be credit enhanced at our revised determination of “AMA investment grade” of a single-A-minus rated MBS. This revision had no impact on the allowance for credit losses. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit-enhancement amount at the time of purchase. This credit-enhancement amount is broken into two parts: the Bank's first-loss account and the participating financial institution's credit-enhancement obligation, which may be calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a single-A-minus rated MBS and our initial first-loss account exposure.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2019 and 2018, the amount of first-loss account remaining for losses allocable to us was $28.5 million and $25.3 million, respectively.

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

Allowance for Credit Losses on Mortgage Loans. Table 11.2 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2019, 2018, and 2017, as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2019, 2018, and 2017. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 11.2 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	2019	2018	2017
Allowance for credit losses
Balance, beginning of year	$500	$500	$650
(Charge-offs) recoveries	(85)	34	(54)
Provision for (reduction of) credit losses	85	(34)	(96)
Balance, end of year	$500	$500	$500
Ending balance, individually evaluated for impairment	$—	$—	$—
Ending balance, collectively evaluated for impairment	$500	$500	$500
Recorded investment, end of year (1)
Individually evaluated for impairment	$13,395	$15,402	$17,668
Collectively evaluated for impairment	$4,212,224	$3,969,142	$3,632,833
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

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. When a loan first becomes a troubled debt restructuring, we compare the carrying value of the loan at the time of modification with the present value of the revised cash flows discounted at the original effective yield on the loan. Credit losses are measured by estimating the loss severity rate incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. At December 31, 2019 and 2018, the recorded investment of mortgage loans classified as troubled debt restructurings were $7.2 million and $8.5 million, respectively.

Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Term federal funds sold and term securities purchased under agreements to resell are all short term (less than three months), and they are generally transacted with counterparties that we consider to be of investment quality. We invest in federal funds sold on an unsecured basis and we evaluate these investments for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold as of December 31, 2019 and 2018, were repaid according to their contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2019 and 2018.

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

We reevaluate our hedging strategies periodically and may change the hedging techniques we use or may adopt new strategies. The most common ways in which we use derivatives are to:

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

•
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time to the counterparty. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time from the counterparty. The variable-rate indices we utilize in our derivative transactions are LIBOR and the overnight-index swap (OIS) rate based on the federal funds effective rate.

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

We may also manage the risk arising from changing market prices or cash flows of certain investment securities classified as trading by entering into economic hedges that offset the changes in fair value or cash flows of the securities. These economic hedges are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized gains (losses) on trading securities in the statement of operations, while the changes in fair value of the associated derivatives are included in other income as net gains on derivatives and hedging activities.

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

Financial Statement Impact and Additional Financial Information. The notional amount of derivatives is a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives reflects our involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor our overall exposure to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the tenor of the derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged.

Table 12.1 - Fair Value of Derivative Instruments (dollars in thousands)

	December 31, 2019			December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$12,128,105	$14,734	$(12,805)	$11,980,699	$12,811	$(296,324)
Forward-start interest-rate swaps	17,000	19	—	282,000	—	(753)
Total derivatives designated as hedging instruments	12,145,105	14,753	(12,805)	12,262,699	12,811	(297,077)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	2,902,300	349	(31,000)	927,800	682	(12,475)
Mortgage-delivery commitments (1)	49,911	227	—	50,773	339	—
Total derivatives not designated as hedging instruments	2,952,211	576	(31,000)	978,573	1,021	(12,475)
Total notional amount of derivatives	$15,097,316			$13,241,272
Total derivatives before netting and collateral adjustments		15,329	(43,805)		13,832	(309,552)
Netting adjustments and cash collateral, including related accrued interest (2)		144,402	33,534		8,571	53,752
Derivative assets and derivative liabilities		$159,731	$(10,271)		$22,403	$(255,800)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $178.5 million and $62.8 million at December 31, 2019, and 2018, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $561 thousand and $471 thousand at December 31, 2019 and 2018.

Beginning on January 1, 2019, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair-value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. For designated cash-flow hedges, the entire change in the fair value of the hedging instrument (assuming it is included in the assessment of hedge effectiveness) is reported in other comprehensive income until the hedged transaction affects earnings. At that time, this amount is reclassified from other comprehensive income and recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for both fair value and cash-flow hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction attributable to the hedged risk) was recorded in noninterest income as net gains on derivatives and hedging activities.

Tables 12.2 and 12.3 presents the net gains (losses) on qualifying fair-value and cash flow hedging relationships. Beginning on January 1, 2019, gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 12.2 - Net Gains (Losses) on Fair Value Hedging Relationships (dollars in thousands)

	For the Year Ended December 31, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$854,599	$115,942	$(598,585)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(72,488)	$(24,274)	$55,777
Hedged items	73,530	21,329	(56,091)
Net changes in fair value before price alignment interest	1,042	(2,945)	(314)
Price alignment interest(1)	1,316	3,769	(786)
Net interest settlements on derivatives(2)(3)	39,085	(22,249)	(17,482)
Net gains (losses) on qualifying fair-value hedging relationships	41,443	(21,425)	(18,582)
Amortization/accretion of discontinued fair-value hedging relationships	(1,934)	—	(2,567)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$39,509	$(21,425)	$(21,149)

	For the Year Ended December 31, 2018
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$867,215	$143,952	$(545,228)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$447	$43,771	$(5,680)
Hedged items	257	(42,022)	5,254
Net changes in fair value	704	1,749	(426)
Net interest settlements on derivatives(2)(3)	51,522	(26,040)	(27,895)
Net gains (losses) on qualifying fair-value hedging relationships	52,226	(24,291)	(28,321)
Amortization/accretion of discontinued fair-value hedging relationships	(1,475)	—	945
Less: net changes in fair value(4)	(704)	(1,749)	426
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$50,047	$(26,040)	$(26,950)

	For the Year Ended December 31, 2017
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$514,176	$118,270	$(421,622)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$52,055	$20,747	$4,611
Hedged items	(52,633)	(19,011)	(8,077)
Net changes in fair value	(578)	1,736	(3,466)
Net interest settlements on derivatives(2)(3)	(24,663)	(32,053)	6,694
Net (losses) gains on qualifying fair-value hedging relationships	(25,241)	(30,317)	3,228
Amortization/accretion of discontinued fair-value hedging relationships	(2,176)	—	1,903
Less: net changes in fair value(4)	578	(1,736)	3,466
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(26,839)	$(32,053)	$8,597

_______________________

(1)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

(2)
Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.

(3)	Excludes the interest income/expense of the respective hedged items recorded in net interest income.

(4)	In 2018 and 2017, net changes in fair value were recorded in net gains on derivatives and hedging activities in other income.

Table 12.3 - Net Gains (Losses) on Cash Flow Hedging Relationships (dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(5,218)	$(3,171)	$(10,575)
(Losses) gains recognized in other comprehensive income	(6,131)	7,907	(2,838)
Gains recognized in net gains on derivatives and hedging activities		227	280

For the years ended December 31, 2019, 2018, and 2017, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2019, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is two years.

As of December 31, 2019, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $7.0 million.

Table 12.4 - Cumulative Basis Adjustments for Fair-Value Hedges (dollars in thousands)

	December 31, 2019
Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$5,115,016	$38,988	$10,835	$49,823
Available-for-sale securities	4,053,138	226,346	—	226,346
Consolidated bonds	3,359,616	(4,840)	36,906	32,066
_______________________

(1)	Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 12.5 - Net Gains and Losses on Derivatives and Hedging Activities (dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Derivatives designated as hedging instruments:
Total net gains (losses) related to fair-value hedges(1)		$2,027	$(2,308)
Total net gains related to cash-flow hedges(2)		227	280
Total net gains (losses) related to derivatives designated as hedging instruments		2,254	(2,028)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(614)	682	434
Mortgage-delivery commitments	1,945	421	1,768
Total net gains related to derivatives not designated as hedging instruments	1,331	1,103	2,202

Other(3)	88	(1,021)	377

Net gains on derivatives and hedging activities	$1,419	$2,336	$551
______________________

(1)	Consists of interest-rate swaps.

(2)	Consists of forward-start interest-rate swaps.

(3)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Termination of Derivatives and Impact on Statement of Cash Flows. During the year ended December 31, 2019, we terminated certain uncleared interest-rate exchange agreements with a total notional amount of $611.9 million which were indexed to three-month LIBOR on the floating leg of the swaps. The net fair value of these derivative transactions, from our perspective, was $(251.5) million, which was transferred to the bilateral counterparty upon termination, and securities collateral that we had pledged against this obligation was returned to us. This cash payment is included in net change in derivatives and hedging activities, within the operating activities section of the statement of cash flows for the year ended December 31, 2019.
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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position, unless the collateral delivery threshold is set to zero. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2019, was $38.7 million for which we had delivered collateral with a post-haircut value of $38.6 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 12.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2019.

Table 12.6 - Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2019 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$302
AA-	A+, A or A-	—
A-	below A-	5,801
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

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

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at December 31, 2019.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral received or pledged, and associated accrued interest, on a net basis by counterparty.

We have analyzed the rights, rules, and regulations governing our cleared and non-cleared derivatives and determined that those rights, rules, and regulations should result in a net claim with each of our counterparties (which, in the context of cleared derivatives is through each of our clearing members with the related DCO) upon an event of default (solely in the case of non-

cleared derivatives) or the bankruptcy, insolvency or a similar proceeding involving our counterparty (and/or one of our clearing members, in the case of cleared derivatives). For this purpose, "net claim" generally means a single net amount reflecting the aggregation of all amounts indirectly owed by us to the relevant counterparty and indirectly payable to us from the relevant counterparty.

Table 12.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2019 and 2018, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 12.7 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$4,950	$(3,519)	$227	$1,658	$(995)	$—	$663
Cleared	10,152	147,921		158,073	—	—	158,073
Total				$159,731			$158,736

Derivative Liabilities
Uncleared	$(42,199)	$31,928	$—	$(10,271)	$82	$9,333	$(856)
Cleared	(1,606)	1,606		—	—	—	—
Total				$(10,271)			$(856)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2019, we had additional net credit exposure of $300 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

	December 31, 2018
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$12,862	$(11,886)	$339	$1,315	$(396)	$—	$919
Cleared	631	20,457		21,088	—	—	21,088
Total				$22,403			$22,007

Derivative Liabilities
Uncleared	$(306,848)	$51,048	$—	$(255,800)	$6,104	$237,054	$(12,642)
Cleared	(2,704)	2,704		—	—	—	—
Total				$(255,800)			$(12,642)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

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

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rate paid on average deposits during 2019 and 2018 was 1.16 percent and 1.07 percent, respectively.

Table 13.1 - Deposits (dollars in thousands)

	December 31, 2019	December 31, 2018
Interest-bearing
Demand and overnight	$613,143	$444,486
Term	800	800
Other	2,589	2,961
Noninterest-bearing
Other	57,777	26,631
Total deposits	$674,309	$474,878

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

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were approximately $1.0 trillion at both December 31, 2019 and 2018. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

CO Bonds.

Table 14.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2019		December 31, 2018
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$9,455,725	2.03%	$9,638,270	2.01%
Due after one year through two years	6,442,960	2.02	5,375,845	2.24
Due after two years through three years	2,154,920	2.18	3,864,560	2.17
Due after three years through four years	1,319,915	2.45	1,891,975	2.20
Due after four years through five years	1,211,080	2.48	1,338,515	2.39
Thereafter	3,220,205	3.33	3,792,150	3.25
Total par value	23,804,805	2.26%	25,901,315	2.30%
Premiums	63,056		49,118
Discounts	(11,434)		(15,222)
Hedging adjustments	32,066		(22,527)
Total	$23,888,493		$25,912,684
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

CO bonds outstanding were issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that may use a variety of indices for interest-rate resets, such as LIBOR and the Secured Overnight Financing Rate (SOFR). To meet the expected specific needs of certain investors in CO bonds, both fixed-rate CO bonds and variable-rate CO bonds may contain features which may result in complex coupon-payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

Table 14.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	December 31, 2019	December 31, 2018
Noncallable and nonputable	$20,954,805	$20,419,315
Callable	2,850,000	5,482,000
Total par value	$23,804,805	$25,901,315

Table 14.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2019	December 31, 2018
Due in one year or less	$11,297,725	$13,435,270
Due after one year through two years	6,432,960	5,602,845
Due after two years through three years	2,019,920	2,802,560
Due after three years through four years	1,332,915	1,366,975
Due after four years through five years	926,080	1,156,515
Thereafter	1,795,205	1,537,150
Total par value	$23,804,805	$25,901,315

Table 14.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	December 31, 2019	December 31, 2018
Fixed-rate	$17,681,805	$21,216,315
Simple variable-rate	5,568,000	2,853,000
Step-up (1)	555,000	1,832,000
Total par value	$23,804,805	$25,901,315

_______________________

(1)	Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:
Table 14.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2019	$27,681,169	$27,733,146	1.59%
December 31, 2018	$33,065,822	$33,147,065	2.37%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

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

If we experience a net loss during a quarter, but still have AHP earnings for the year, our obligation to the AHP would be calculated based on our AHP earnings for that calendar year. In annual periods where our AHP earnings are zero or less, our AHP assessment is zero since our required annual contribution is limited to our annual AHP earnings. If the result of the aggregate 10 percent calculation described above is less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to ensure that the aggregate contributions by the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its AHP earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for 2019, 2018, and 2017 was $21.3 million, $24.3 million, and $21.3 million, respectively.

There was no shortfall, as described above, in 2019, 2018, or 2017. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2019, 2018, or 2017.

Table 15.1 - AHP Liability (dollars in thousands)

	2019	2018
Balance at beginning of year	$83,965	$81,600
AHP expense for the period	21,302	24,299
AHP direct grant disbursements	(15,723)	(17,729)
AHP subsidy for AHP advance disbursements	(3,450)	(4,360)
Return of previously disbursed grants and subsidies	37	155
Balance at end of year	$86,131	$83,965

Note 16 — Capital

We are subject to capital requirements under our capital plan, the FHLBank Act, and FHFA regulations and guidance:

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

Table 16.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	December 31, 2019	December 31, 2018

Permanent capital
Class B capital stock	$1,869,130	$2,528,854
Mandatorily redeemable capital stock	5,806	31,868
Retained earnings	1,463,154	1,395,012
Total permanent capital	$3,338,090	$3,955,734
Risk-based capital requirement
Credit-risk capital	$235,213	$289,080
Market-risk capital	207,426	187,183
Operations-risk capital	132,792	142,879
Total risk-based capital requirement	$575,431	$619,142
Permanent capital in excess of risk-based capital requirement	$2,762,659	$3,336,592

	December 31, 2019		December 31, 2018
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$575,431	$3,338,090	$619,142	$3,955,734
Total regulatory capital	$2,226,512	$3,338,090	$2,543,733	$3,955,734
Total capital-to-asset ratio	4.0%	6.0%	4.0%	6.2%

Leverage Ratio
Leverage capital	$2,783,141	$5,007,135	$3,179,666	$5,933,601
Leverage capital-to-assets ratio	5.0%	9.0%	5.0%	9.3%

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

Members may redeem Class B stock after no sooner than five years' notice provided in accordance with our capital plan (the redemption-notice period). The effective date of termination of membership for any member that voluntarily withdraws from membership is the end of the redemption-notice period, at which time any stock that is held as a condition of membership shall be divested, subject to any other applicable restrictions. At that time, any stock held pursuant to activity-based stock investment requirements shall remain outstanding until such requirements are eliminated by disposition of the related business activity. Any member that withdraws from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

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

Restricted Retained Earnings. At December 31, 2019, our contribution requirement totaled $502.4 million. As of December 31, 2019 and 2018, restricted retained earnings totaled $348.8 million and $310.7 million, respectively. These restricted retained earnings are not available to pay dividends.

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

Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2019, 2018, and 2017, dividends on mandatorily redeemable capital stock of $974 thousand, $1.9 million, and $1.6 million, respectively, were recorded as interest expense.

Table 16.2 - Mandatorily Redeemable Capital Stock (dollars in thousands)

	2019	2018	2017
Balance at beginning of year	$31,868	$35,923	$32,687
Capital stock subject to mandatory redemption reclassified from capital	—	309	8,670
Redemption/repurchase of mandatorily redeemable capital stock	(26,062)	(4,364)	(5,434)
Balance at end of year	$5,806	$31,868	$35,923

The number of stockholders holding mandatorily redeemable capital stock was nine, ten, and nine at December 31, 2019, 2018, and 2017, respectively.

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

Table 16.3 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	December 31, 2019	December 31, 2018
Past redemption date (1)	$5,663	$4,076
Due in one year or less	—	27,379
Due after one year through two years	—	—
Due after two years through three years	93	—
Due after three years through four years	40	363
Due after four years through five years	—	40
Thereafter (2)	10	10
Total	$5,806	$31,868
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

At December 31, 2019 and 2018, members and nonmembers with capital stock outstanding held excess capital stock totaling $79.7 million and $88.7 million, respectively, representing approximately 4.3 percent and 3.5 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2019, we had excess capital stock outstanding totaling 0.1 percent of our total assets. For the year ended December 31, 2019, we complied with the FHFA's excess capital stock rule.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2019. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated March 19, 2020, the Director of the FHFA notified us that, based on December 31, 2019 financial information, we met the definition of adequately capitalized under the Capital Rule.

Note 17 — Accumulated Other Comprehensive Loss

Table 17.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2016	$(136,809)	$(192,379)	$(48,187)	$(6,139)	$(383,514)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	14,478	—	(2,838)	—	11,640
Accretion of noncredit loss	—	32,815	—	—	32,815
Net actuarial loss	—	—	—	(586)	(586)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	1,346	—	—	1,346
Amortization - hedging activities (2)	—	—	10,589	—	10,589
Amortization - pension and postretirement benefits (3)	—	—	—	770	770
Other comprehensive income	14,478	34,161	7,751	184	56,574
Balance, December 31, 2017	(122,331)	(158,218)	(40,436)	(5,955)	(326,940)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(30,627)	—	7,907	—	(22,720)
Accretion of noncredit loss	—	28,834	—	—	28,834
Net actuarial loss	—	—	—	(670)	(670)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	230	—	—	230
Amortization - hedging activities (4)	—	—	3,410	—	3,410
Amortization - pension and postretirement benefits (3)	—	—	—	1,349	1,349
Other comprehensive (loss) income	(30,627)	29,064	11,317	679	10,433
Balance, December 31, 2018	(152,958)	(129,154)	(29,119)	(5,276)	(316,507)
Cumulative effect of change in accounting principle	—	—	(175)	—	(175)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	79,036	—	(6,131)	—	72,905
Noncredit other-than-temporary impairment losses	—	(181)	—	—	(181)
Noncredit losses included in basis of securities sold	—	29,517	—	—	29,517
Accretion of noncredit loss	—	22,806	—	—	22,806
Net actuarial loss	—	—	—	(2,195)	(2,195)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	976	—	—	976
Amortization - hedging activities (5)	—	—	5,218	—	5,218
Amortization - pension and postretirement benefits (3)	—	—	—	664	664

Table 17.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

Other comprehensive income (loss)	79,036	53,118	(913)	(1,531)	129,710
Balance, December 31, 2019	$(73,922)	$(76,036)	$(30,207)	$(6,807)	$(186,972)
_______________________

(1)	Recorded in net other-than-temporary impairment losses on investment securities, credit portion in the statement of operations.

(2)
Amortization of hedging activities includes $10.6 million recorded in CO bond interest expense and $14 thousand recorded in net gains on derivatives and hedging activities in the statement of operations.

(3)	Recorded in other expenses in the statement of operations.

(4)
Amortization of hedging activities includes $3.2 million recorded in CO bond interest expense and $239 thousand recorded in net gains on derivatives and hedging activities in the statement of operations.

(5)	Recorded in CO bond interest expense.

Note 18 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our employees. For the years ended December 31, 2019, 2018 and 2017, in addition to our required contribution, we made voluntary contributions of $6.0 million, $6.0 million and $6.2 million, respectively, to the Pentegra Defined Benefit Plan. We were not required to nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2019, 2018, and 2017.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2018. For the Pentegra Defined Benefit Plan plan years ended June 30, 2017 and 2016, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

Table 18.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	For the Year Ended December 31,
	2019		2018		2017
Net pension cost	$6,559		$6,472		$6,727
Pentegra Defined Benefit Plan funded status as of July 1(1)	108.6%	(2)	111.0%	(3)	111.8%
Our funded status as of July 1(1)	113.9%		123.1%		122.9%

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

(2)
The funded status as of July 1, 2019, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2019, through March 15, 2020. Contributions made on or before March 15, 2020, and designated for the plan year ended June 30, 2019, will be included in the final valuation as of July 1, 2019. The final funded status as of July 1, 2019, will not be available until the Form 5500 for the plan year July 1, 2019, through June 30, 2020 is filed. This Form 5500 is due to be filed no later than April 2021.

(3)
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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $12.6 million and $9.7 million at December 31, 2019 and 2018, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

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

Table 18.2 - Pension and Postretirement Benefit Obligation, Fair Value of Plan Assets, and Funded Status (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Change in benefit obligation (1)
Benefit obligation at beginning of year	$22,321	$19,366	$955	$1,056
Service cost	1,235	1,490	38	45
Interest cost	699	654	42	37
Actuarial loss	1,874	831	321	(161)
Benefits paid	(6)	(5)	(17)	(22)
Settlements	—	(15)	—	—
Benefit obligation at end of year	26,123	22,321	1,339	955

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	6	20	17	22
Benefits paid	(6)	(5)	(17)	(22)
Settlements	—	(15)	—	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(26,123)	$(22,321)	$(1,339)	$(955)
______________________

(1)	Represents the projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and the accumulated postretirement benefit obligation for postretirement benefits.

Table 18.3 - Pension and Postretirement Benefits Recognized in Accumulated Other Comprehensive Loss (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net actuarial loss	$6,223	$4,920	$437	$123
Prior service cost	148	234	—	—
Total	$6,371	$5,154	$437	$123

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $22.7 million and $18.3 million at December 31, 2019 and 2018, respectively.

Table 18.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Net Periodic Benefit Cost
Service cost	$1,235	$1,490	$1,179	$38	$45	$38
Interest cost	699	654	600	42	37	36
Amortization of prior service cost	86	86	86	—	—	—
Amortization of net actuarial loss	571	1,248	676	7	15	8
Net periodic benefit cost	2,591	3,478	2,541	87	97	82

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Loss
Amortization of prior service cost	(86)	(86)	(86)	—	—	—
Amortization of net actuarial loss	(571)	(1,248)	(676)	(7)	(15)	(8)
Net actuarial loss (gain)	1,874	831	459	321	(161)	127
Total amount recognized in other comprehensive income	1,217	(503)	(303)	314	(176)	119
Total amount recognized in net periodic benefit cost and other comprehensive income	$3,808	$2,975	$2,238	$401	$(79)	$201

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 is $811 thousand for our nonqualified supplemental defined benefit retirement plan and $27 thousand for our postretirement benefits.

Table 18.5 - Pension and Postretirement Benefit Plan Key Assumptions

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2019	2018	2019	2018
Benefit obligation
Discount rate	2.68%	3.81%	3.25%	4.25%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	3.81%	3.09%	4.25%	3.64%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan was determined by using a discounted cash-flow analysis using the FTSE Pension Discount Curve as of December 31, 2019.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2020 other than the payment of benefits.

Table 18.6 - Estimated Future Benefit Payments (dollars in thousands)

	Estimated Future Payments
	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2020	$6,066	$18
2021	2,459	19
2022	1,900	21
2023	2,464	23
2024	4,083	26
2025-2029	9,268	168

Note 19 — Fair Values

Fair-Value Methodologies and Techniques

We have determined the fair-value amounts below using available market and other pertinent information and our best judgment of appropriate valuation methods. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or advantageous) market for the asset or liability at the measurement date (an exit price). Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. Additionally, these values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account, among other things, future business opportunities and the net profitability of assets and liabilities.

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

The fair-value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

Level 1
Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date. An active market for the asset or liability is a market in which the transaction for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications would be reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2019 and 2018.

Table 19.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at December 31, 2019 and 2018. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain private-label MBS, certain mortgage loans, and certain other assets on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 19.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 19.1 - Fair Value Summary (dollars in thousands)

	December 31, 2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$69,416	$69,416	$69,416	$—	$—	$—
Interest-bearing deposits	1,253,873	1,253,873	1,253,873	—	—	—
Securities purchased under agreements to resell	3,500,000	3,500,003	—	3,500,003	—	—
Federal funds sold	860,000	859,999	—	859,999	—	—
Trading securities(1)	2,250,264	2,250,264	—	2,250,264	—	—
Available-for-sale securities(1)	7,409,000	7,409,000	—	7,344,348	64,652	—
Held-to-maturity securities	871,107	1,035,410	—	456,942	578,468	—
Advances	34,595,363	34,735,775	—	34,735,775	—	—
Mortgage loans, net	4,501,251	4,634,141	—	4,615,737	18,404	—
Accrued interest receivable	112,163	112,163	—	112,163	—	—
Derivative assets(1)	159,731	159,731	—	15,329	—	144,402
Other assets (1)	31,939	31,939	13,894	18,045	—	—
Liabilities:
Deposits	(674,309)	(674,269)	—	(674,269)	—	—
COs:
Bonds	(23,888,493)	(24,226,123)	—	(24,226,123)	—	—
Discount notes	(27,681,169)	(27,681,470)	—	(27,681,470)	—	—
Mandatorily redeemable capital stock	(5,806)	(5,806)	(5,806)	—	—	—
Accrued interest payable	(104,477)	(104,477)	—	(104,477)	—	—
Derivative liabilities(1)	(10,271)	(10,271)	—	(43,805)	—	33,534
Other:
Commitments to extend credit for advances	—	(3,884)	—	(3,884)	—	—
Standby letters of credit	(1,723)	(1,723)	—	(1,723)	—	—

	December 31, 2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$10,431	$10,431	$10,431	$—	$—	$—
Interest-bearing deposits	593,199	593,199	593,199	—	—	—
Securities purchased under agreements to resell	6,499,000	6,499,078	—	6,499,078	—	—
Federal funds sold	1,500,000	1,500,002	—	1,500,002	—	—
Trading securities(1)	163,038	163,038	—	163,038	—	—
Available-for-sale securities(1)	5,849,944	5,849,944	—	5,800,343	49,601	—
Held-to-maturity securities	1,295,023	1,528,929	—	638,164	890,765	—
Advances	43,192,222	43,167,700	—	43,167,700	—	—
Mortgage loans, net	4,299,402	4,238,087	—	4,217,487	20,600	—
Accrued interest receivable	112,751	112,751	—	112,751	—	—
Derivative assets(1)	22,403	22,403	—	13,832	—	8,571
Other assets(1)	25,059	25,059	9,988	15,071	—	—
Liabilities:
Deposits	(474,878)	(474,848)	—	(474,848)	—	—
COs:
Bonds	(25,912,684)	(25,843,163)	—	(25,843,163)	—	—
Discount notes	(33,065,822)	(33,062,585)	—	(33,062,585)	—	—
Mandatorily redeemable capital stock	(31,868)	(31,868)	(31,868)	—	—	—
Accrued interest payable	(112,043)	(112,043)	—	(112,043)	—	—
Derivative liabilities(1)	(255,800)	(255,800)	—	(309,552)	—	53,752
Other:
Commitments to extend credit for advances	—	(4,164)	—	(4,164)	—	—
Standby letters of credit	(1,257)	(1,257)	—	(1,257)	—	—

_______________________

(1)	Carried at fair value and measured on a recurring basis.

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

All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. Vendor prices that are outside of a defined cluster are identified as outliers and are subject to additional review including, but not limited to, comparison to prices provided by an additional third-party valuation vendor, prices for similar securities, and/or nonbinding dealer estimates, or the use of internal model prices, which we believe reflect the facts and circumstances that a market participant would consider. We also perform this analysis in those limited instances where no third-party vendor price or only one third-party vendor price is available to determine fair value. If the analysis indicates that an outlier is not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then we use the average of the vendor prices within the tolerance threshold of the median price as the final price. If, on the other hand, we determine that an outlier (or some other price identified in the analysis) is a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price. In all cases, the final price is used to determine the fair value of the security.

As of December 31, 2019, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current low level of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2019 and 2018, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•
Discount rate assumption. At December 31, 2019 and 2018, we used either the OIS rate based on the federal funds effective rate curve or the LIBOR swap curve depending on the terms of the International Swaps and Derivatives Association (ISDA) agreement we have with each derivative counterparty.

•	Forward interest-rate assumption. LIBOR swap curve or OIS based on the federal funds effective rate.

•	Volatility assumption. Market-based expectations of future interest-rate volatility implied from current market prices for similar options.

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

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 19.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis (dollars in thousands)

	December 31, 2019
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,896	$—	$—	$5,896
U.S. Treasury obligations		2,240,236			2,240,236
U.S. government-guaranteed – single-family MBS	—	4,047	—	—	4,047
GSE – single-family MBS	—	85	—	—	85
Total trading securities	—	2,250,264	—	—	2,250,264
Available-for-sale securities:
HFA securities	—	—	64,652	—	64,652
Supranational institutions	—	416,429	—	—	416,429
U.S. government-owned corporations	—	296,761	—	—	296,761
GSE	—	123,786	—	—	123,786
U.S. government guaranteed – single-family MBS	—	57,714	—	—	57,714
U.S. government guaranteed – multifamily MBS	—	282,617	—	—	282,617
GSE – single-family MBS	—	2,590,271	—	—	2,590,271
GSE – multifamily MBS	—	3,576,770	—	—	3,576,770
Total available-for-sale securities	—	7,344,348	64,652	—	7,409,000
Derivative assets:
Interest-rate-exchange agreements	—	15,102	—	144,402	159,504
Mortgage delivery commitments	—	227	—	—	227
Total derivative assets	—	15,329	—	144,402	159,731
Other assets	13,894	18,045	—	—	31,939
Total assets carried at fair value on a recurring basis	$13,894	$9,627,986	$64,652	$144,402	$9,850,934
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label MBS	$—	$—	$6,856	$—	$6,856
Mortgage loans held for portfolio	—	—	1,198	—	1,198
REO	—	—	78	—	78
Total assets carried at fair value on a nonrecurring basis	$—	$—	$8,132	$—	$8,132
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(43,805)	$—	$33,534	$(10,271)
Total liabilities carried at fair value on a recurring basis	$—	$(43,805)	$—	$33,534	$(10,271)

	December 31, 2018
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$6,102	$—	$—	$6,102
U.S. government-guaranteed – single-family MBS	—	5,344	—	—	5,344
GSE – single-family MBS	—	148	—	—	148
GSE – multifamily MBS	—	151,444	—	—	151,444
Total trading securities	—	163,038	—	—	163,038
Available-for-sale securities:
HFA securities	—	—	49,601	—	49,601
Supranational institutions	—	405,155	—	—	405,155
U.S. government-owned corporations	—	273,169	—	—	273,169
GSE	—	115,627	—	—	115,627
U.S. government guaranteed – single-family MBS	—	75,658	—	—	75,658
U.S. government guaranteed – multifamily MBS	—	361,134	—	—	361,134
GSE – single-family MBS	—	3,562,159	—	—	3,562,159
GSE – multifamily MBS	—	1,007,441	—	—	1,007,441
Total available-for-sale securities	—	5,800,343	49,601	—	5,849,944
Derivative assets:
Interest-rate-exchange agreements	—	13,493	—	8,571	22,064
Mortgage delivery commitments	—	339	—	—	339
Total derivative assets	—	13,832	—	8,571	22,403
Other assets	9,988	15,071	—	—	25,059
Total assets carried at fair value on a recurring basis	$9,988	$5,992,284	$49,601	$8,571	$6,060,444
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label MBS	$—	$—	$1,668	$—	$1,668
Mortgage loans held for portfolio	—	—	1,144	—	1,144
REO	—	—	361	—	361
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,173	$—	$3,173
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(309,552)	$—	$53,752	$(255,800)
Total liabilities carried at fair value on a recurring basis	$—	$(309,552)	$—	$53,752	$(255,800)
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

Table 19.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019, 2018, and 2017.

Table 19.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$49,601	$37,683	$8,146
Purchases	13,820	12,800	33,350
Unrealized gains (losses) included in other comprehensive income	1,231	(882)	(3,813)
Balance at end of year	$64,652	$49,601	$37,683

Note 20 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2019, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2019 and 2018. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $974.4 billion and $972.6 billion at December 31, 2019 and 2018, respectively. See Note 14 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 20.1 - Off-Balance Sheet Commitments (dollars in thousands)

	December 31, 2019			December 31, 2018
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$7,484,754	$215,014	$7,699,768	$6,028,851	$226,438	$6,255,289
Commitments for unused lines of credit - advances (2)	1,143,828	—	1,143,828	1,177,377	—	1,177,377
Commitments to make additional advances	434,253	88,167	522,420	159,401	59,894	219,295
Commitments to invest in mortgage loans	49,911	—	49,911	50,773	—	50,773
Unsettled CO bonds, at par	—	—	—	105,400	—	105,400
Unsettled CO discount notes, at par	500,000	—	500,000	600,000	—	600,000
__________________________

(1)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2019 and 2018, these amounts totaled $27.2 million and $32.6 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $1.8 million and $675 thousand at December 31, 2019 and 2018, respectively.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At December 31, 2019, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.7 million and $1.3 million at December 31, 2019 and 2018, respectively.

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

Related Parties. We define related parties as members who owned 10 percent or more of the voting interests of our capital stock outstanding at year end. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2019 and 2018, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at December 31, 2019.

Table 21.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2019
Citizens Bank, N.A.	$222,684	11.9%	$5,005,773	14.5%	$1,678	3.5%

As of December 31, 2018
Citizens Bank, N.A.	$339,003	13.2%	$7,656,146	17.7%	$5,005	8.3%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

Table 21.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Citizens Bank, N.A.
Interest income on advances	$95,692	$134,753	$63,568
Fees on letters of credit	6,489	4,415	3,368

During 2019 and 2017, we did not receive any prepayment fees from Citizens Bank, N.A. We received prepayment fees of $298,000 from Citizens Bank, N.A. and the corresponding principal amount prepaid to us was $3.2 million during 2018.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 21.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2019	$112,811	6.0%	$2,224,141	6.4%	$3,581	7.4%
As of December 31, 2018	113,337	4.4	2,147,602	5.0	3,576	6.0

Note 22 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations. Interest income on loans to other FHLBanks was $25 thousand, $21 thousand and $43 thousand for the years ended December 31, 2019, 2018, and 2017, respectively. Interest expense for loans from other FHLBanks was $20 thousand, $36 thousand, and $6 thousand for the years ended December 31, 2019, 2018, and 2017, respectively.

MPF Mortgage Loans. We pay a transaction-services fee and a membership fee to the FHLBank of Chicago for our participation in the MPF program. For the years ended December 31, 2019, 2018, and 2017, we recorded $2.8 million, $2.5 million, and $2.2 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. The membership fee has been recorded in the statement of operations as an operating expense, and totaled $600 thousand for each of the years ended December 31, 2019, 2018 and 2017.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the year ended December 31, 2019, we transferred debt obligations with a par amount of $10.0 million and a fair value of approximately $12.7 million on the day they were transferred. During the years ended December 31, 2018 and 2017, there were no transfers of COs between us and other FHLBanks.

Note 23 — Subsequent Events

On February 13, 2020, the board of directors declared a cash dividend at an annualized rate of 5.46 percent based on capital stock balances outstanding during the fourth quarter of 2019. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $24.3 million and was paid on March 3, 2020.

During the first quarter of 2020, a gain of $40.7 million was realized on the sale of held-to-maturity securities, which had an amortized cost of $121.0 million, and of which at least 85 percent of the principal outstanding at acquisition had been collected.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2019 and 2018, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.
2019 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2019 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$324,329	$337,539	$361,792	$421,440
Total interest expense	255,978	281,165	304,059	334,872
Net interest income before provision for credit losses	68,351	56,374	57,733	86,568
Provision for credit losses	22	48	12	3
Net interest income after provision for credit losses	68,329	56,326	57,721	86,565
Net impairment losses on investment securities recognized in income	(384)	(411)	(314)	(103)
Litigation settlements	29,358	3	—	—
Other income	13,001	2,478	3,989	(6,633)
Non-interest expense	34,137	22,671	21,789	19,287
Income before assessments	76,167	35,725	39,607	60,542
AHP assessments	7,633	3,597	3,987	6,085
Net income	$68,534	$32,128	$35,620	$54,457

2018 Quarterly Results of Operations – Unaudited (dollars in thousands)

	2018 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$401,212	$368,818	$350,090	$305,933
Total interest expense	325,231	291,358	271,332	226,022
Net interest income before provision for credit losses	75,981	77,460	78,758	79,911
(Reduction of) provision for credit losses	(40)	—	(3)	9
Net interest income after (reduction of) provision for credit losses	76,021	77,460	78,761	79,902
Net impairment losses on investment securities recognized in income	(125)	(71)	(257)	(79)
Litigation settlements	—	12,769	—	—
Other income	2,328	2,410	1,978	1,873
Non-interest expense	29,604	20,658	21,172	20,468
Income before assessments	48,620	71,910	59,310	61,228
AHP assessments	4,912	7,238	5,978	6,171
Net income	$43,708	$64,672	$53,332	$55,057

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of December 31, 2019. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2019, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2019, which is included in Item 8 — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On March 17, 2020, Andrew J. Calamare, who had served as an independent director of the Bank since March 30, 2007, left our board when he became president and chief executive officer of the Depositors Insurance Fund (DIF), a member, upon the merger of Mr. Calamare’s employer, The Co-operative Central Bank, into the DIF. Upon the merger of the institutions, Mr. Calamare became an officer of a member, which made him ineligible to continue to serve as an independent director of the Bank.

John F. Treanor, who has served as a member director of the Bank since January 1, 2011, will leave our board on April 28, 2020, when he will no longer be a director of The Washington Trust Company, a member. On April 28, 2020, the date of the annual meeting of The Washington Trust Company, Mr. Treanor will no longer be a director of that member institution, and he will become ineligible to continue to serve as a member director of the Bank.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of member directors (each of whom must be a director or officer of a member) nominated and elected by our members on a state-by-state basis and independent directors nominated by our board and elected by a plurality of all our members. Our board of directors is currently constituted of nine member directorships and eight independent directorships. Two of the independent directorships are designated as public interest.

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

•
the member directorships among the states in each FHLBank's district based on the number of shares of FHLBank stock required to be held by members in each state, with each state entitled to one directorship, subject to any state statutory minimum. For us, the only state statutory minimum is for Massachusetts, which is entitled to three member directorships.

If, during a director's term of office, the Director of the FHFA eliminates the directorship to which he or she has been elected or, for member directorships, redesignates such directorship to another state, the director's term will end as of December 31 of the year in which the Director of the FHFA takes such action. In 2019, the Director of the FHFA eliminated a directorship in Connecticut and redesignated the directorship to Rhode Island beginning in 2020. As a result of the redesignation, the term of the Connecticut directorship held by Gregory R. Shook ended on December 31, 2019 rather than December 31, 2020. In addition, the Bank held an election in the fall of 2019 to fill the one-year position created by the redesignation of the directorship from Connecticut to Rhode Island, and Dwight M. Davidsen was elected in Rhode Island.

If a member director ceases to be a director or officer of a member, that director loses eligibility as a member director and must leave the board. If an independent director becomes an officer or director of a member, that director loses eligibility as an independent director and must leave the board. On March 17, 2020, Andrew J. Calamare, who had served as a director of the Bank since March 30, 2007, became ineligible to be an independent director and left our board when he became president and chief executive officer of the Depositors Insurance Fund (DIF), a Bank member, upon the merger of Mr. Calamare’s employer, The Co-operative Central Bank, into the DIF. Our board currently has only seven independent directors and, therefore, has an open independent directorship. In addition, John F. Treanor’s service as a director of the Bank, which began on January 1, 2011, will end on April 28, 2020. On April 28, 2020, the date of the annual meeting of Mr. Treanor’s member institution, The Washington Trust Company, Mr. Treanor will no longer be a director of that institution, and he will become ineligible to continue to serve as a member director of the Bank. See Part II — Item 9B — Other Information.

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2019 and 2020 as follows:

Table 47 - Member Directorships by State

	2020 Member Directorships	2019 Member Directorships
Connecticut	1	2
Maine	1	1
Massachusetts	3	3
New Hampshire	1	1
Rhode Island	2	1
Vermont	1	1
Total	9	9

Our annual election was completed in the fourth quarter of 2019 and involved elections for one Maine member directorship, one Massachusetts member directorship, one Rhode Island member directorship, and two independent directorships. See — Annual Director Elections below for additional information on the election.

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

Our members are permitted to (and we ask them to) identify candidates to be considered for inclusion on the nominee slate for independent directorship, but to be considered for nomination, an individual must submit an application to us. We are required to submit information about nominees for independent directorships to the FHFA for review prior to announcing such nominations. In addition, our board of directors is required by FHFA regulations to consult with the Advisory Council (a council that reviews and advises on our AHP program) in establishing the independent director nominee slate. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours. Our bylaws and the charter for our board of directors' Governance Committee, which has responsibility for recommending candidates for nomination for independent directorships to the board of directors, include skills, experience, and diversity among the factors that the committee and the board of directors may take into consideration when nominating candidates for independent directorships. In addition, at the commencement of elections for both independent and member directors, we include a statement in the relevant publicity that our board of directors seeks to promote diversity in its composition and encourages nominations from eligible diverse candidates. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining whom to nominate for independent directorships, the board of directors selected:

•
Eric Chatman in 2019, based on his affordable housing experience, particularly through his prior role as president and executive officer of the Connecticut Housing Finance Authority; his prior FHLBank System experience as treasurer of the Federal Home Loan Bank of Des Moines; his private banking experience; and his significant capital markets experience;

•
Emil J. Ragones in 2019, based on his experience as a former partner at Ernst & Young specializing in information technology audit and controls and related experience in implementing business strategies for financial systems, incorporating or improving information technology and financial controls, addressing regulatory examination findings surrounding information technology and financial controls, and reviewing governance matters applicable to information technology;

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

•
Patrick E. Clancy in 2018, to serve as a public interest director, based on his experience as a developer of affordable housing, particularly through his previous role as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed or redeveloped approximately 25,000 affordable housing units over the past 40 years;

•
Cornelius K. Hurley in 2017, based on his legal and banking experience, having served as general counsel of a large regional bank, as director of the Center for Finance, Law & Policy at Boston University School of Law, and as Professor of the Practice of Banking Law at Boston University;

•
Antoinette C. Lazarus in 2016, based on her significant experience in compliance, regulatory matters and accounting; valuable understanding of the fund management and insurance industries; and involvement in multiple boards of directors of charitable organizations; and

•
Jay F. Malcynsky in 2016, based on his significant experience in law, government-relations and political consulting as well as his involvement in multiple boards of directors of charitable organizations.

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current reports on Form 8-K filed with the SEC on September 9, 2019 and October 25, 2019, as supplemented by a Form 8-K/A filed with the SEC on January 22, 2020.

Information Regarding Current Directors

Member Directors

The member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Donna L. Boulanger (vice chair), age 66, has served as president, chief executive officer and trustee of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, since February 2008. Ms. Boulanger also currently serves on the board of directors of the Depositors Insurance Fund, a Bank member. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2021.

Dwight M. Davidsen, age 52, has served as senior vice president of Citizens Bank, N.A., located in Providence, Rhode Island, since November 2013. Mr. Davidsen has more than 20 years of experience managing funding and liquidity at large regional banks. Mr. Davidsen began serving as a director of the Bank on January 1, 2020, and his current term will conclude on December 31, 2020.

Martin J. Geitz (chair), age 63, has served as executive regional director of Liberty Bank in Middletown, Connecticut, since October 2019. Until they were both acquired by Liberty Bank in October 2019, Mr. Geitz had served as president and chief executive officer of The Simsbury Bank & Trust Company, located in Simsbury, Connecticut, since October 2004, and of its holding company, SBT Bancorp, Inc., since its formation in 2005. Mr. Geitz was also a member of the board of directors of The Simsbury Bank & Trust Company and SBT Bancorp, Inc. until they were acquired. Mr. Geitz began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2021.

Edward F. Manzi, Jr., age 60, has served as president and chief executive officer of Fidelity Co-Operative Bank, located in central Massachusetts, since July 1997, and has served there also as chairman since August 2010. Mr. Manzi is also a certified public accountant. Mr. Manzi began serving as a director of the Bank on January 1, 2020, and his current term will conclude on December 31, 2023.

John W. McGeorge, age 75, has served as chairman of the board of Needham Bank, of Needham, Massachusetts, since April 2006. Mr. McGeorge also served as chief executive officer of Needham Bank from April 2006 until May 2015, and as president of Needham Bank from April 2006 through April 2012. Mr. McGeorge began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2021.

John F. Treanor, age 72, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Mr. Treanor also served as president and chief operating officer at The Washington Trust Company for 10 years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994 to 1999); executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991 to 1994); and various senior management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr. Treanor has served as a director of the Bank since January 1, 2011. While Mr. Treanor’s current term as a director is scheduled to conclude on December 31, 2020, his service as a director of the Bank will end on April 28, 2020. On April 28, 2020, the date of the annual meeting of The Washington Trust Company, Mr. Treanor will no longer be a director of that member institution, and he will become ineligible to continue to serve as a member director of the Bank.

Michael R. Tuttle, age 65, has served as senior policy officer with Northfield Savings Bank in Berlin, Vermont, since December 2019. He served as chief credit officer of Opportunities Credit Union, located in Winooski, Vermont, from February to December 2019. He served as a director of Opportunities Credit Union from May 2017 until February 2019. Mr. Tuttle served as a director of Merchants Bank from 2006 to May 2017 and as a director of Merchants Bancshares, Inc., located in South Burlington, Vermont from 2007 to May 2017. Mr. Tuttle is also the former president and chief executive officer of both Merchants Bancshares Inc. (from 2007 through 2015) and Merchants Bank (from 2006 through 2014). He has served on the board of the Vermont Economic Development Authority since October 2016. Mr. Tuttle began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2022.

John C. Witherspoon, age 63, has served as a director of Skowhegan Savings Bank in Skowhegan, Maine since November 2007 and served there also as president and chief executive officer from November 2007 until December 2019. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004. Mr. Witherspoon began serving as a director of the Bank on January 1, 2016, and his current term will conclude on December 31, 2023.

Richard E. Wyman, Jr., age 64, is president and a director of Meredith Village Savings Bank (MVSB), Meredith, New Hampshire, a position he has held since January 1, 2016. Since 2013 he has also served as executive vice president (and from 2013 to January 1, 2016 served as chief financial officer) of New Hampshire Mutual Bancorp, the holding company that was formed in 2013 from the affiliation of MVSB and Merrimack County Savings Bank, a Bank member. New Hampshire Mutual Bancorp is also the holding company for Savings Bank of Walpole, a Bank member. Mr. Wyman joined MVSB in August 2001 as chief financial officer and was promoted to executive vice president and chief financial officer of MVSB in 2009, prior to assuming the role of president. Prior to joining MVSB, Mr. Wyman held senior leadership roles for several Maine-based banks, ranging from local community mutual banks to a publicly traded multi-bank holding company. Mr. Wyman began serving as a director of the Bank on January 1, 2019, and his current term will conclude on December 31, 2022.

Independent Directors

The independent directors currently serving on the board of directors provided the following information about their principal occupation, business experience, and other matters.

Joan Carty, age 68, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She previously served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current (and final) term will conclude on December 31, 2022.

Eric Chatman, age 59, has served as the executive vice president and chief financial officer of Housing Partnership Network, a network of affordable housing and community development nonprofits, since July 2017. Mr. Chatman founded and was president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities, and financial institutions from June 2015 to July 2017. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from May 2012 until March 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines and division manager, treasury department, at the African Development Bank. Mr. Chatman has served as a director of the Bank since June 16, 2014, and his current term will conclude on December 31, 2023.

Patrick E. Clancy, age 73, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. He continues to engage in the field as an independent consultant and developer as principal of The Clancy Company. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current (and final) term will conclude on December 31, 2022.

Cornelius K. Hurley, age 74, has served as executive director of the Online Lending Policy Institute, Inc. since February 2017. He has also served as Professor of the Practice of Banking Law at Boston University since 2005, and was director of the Boston University Center for Finance, Law & Policy from 2005 to June 2017. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly owned subsidiary of Computershare, Ltd. Previous roles include serving as managing director of The Secura Group (1990 to 1997); as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies (1981 to 1990); and as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was appointed as a director of the Bank on March 30, 2007, for a term that expired on December 31, 2008. Prof. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, and has served on the board of directors continuously since that date. His current (and final) term will conclude on December 31, 2021.

Antoinette C. Lazarus, age 56, has served as chief compliance and risk officer and as privacy and anti-money laundering officers for Landmark Partners, a Simsbury, Connecticut-based SEC-registered investment adviser since 2006. Since November 2018 and December 2019, Ms. Lazarus has also served as the vice president of the board of directors for the Hartford Community Loan Fund, and director of Housing Development Fund, respectively, each a community development financial institution based in Connecticut. Prior to her work at Landmark Partners, Ms. Lazarus served from 2004 to 2006 as vice president of compliance for Prudential Financial, Inc., a Hartford, Connecticut-based financial products and services company and from 2001 to 2004 as director of fund accounting for CIGNA Retirement and Investment Services, a Hartford-based retirement services business that was acquired in 2004 by Prudential Financial, Inc. From 1988 to 2001, Ms. Lazarus served in multiple fund accounting, reporting and valuation roles at Aetna Financial Services, a financial services company based in Hartford that was acquired by ING in 2000. Ms. Lazarus has served as a director of the Bank since January 1, 2017, and her current term will conclude on December 31, 2020.

Jay F. Malcynsky, age 66, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting, since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington, D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director on March 30, 2007, and his current (and final) term will conclude on December 31, 2020.

Emil J. Ragones, age 73, is an adjunct professor at the Boston College Carroll School of Management in the Masters of Science in Accounting Program, a position he has held since January 2013. He served as executive in residence at Accounting Management Solutions, Inc., located in Waltham, Massachusetts, from 2008 through April 2015, providing accounting and financial management advisory services. Mr. Ragones previously worked at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including financial services. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's National Professional Practice office for assurance and advisory business services, focusing on reviewing and reporting on financial and information technology controls and Sarbanes-Oxley Act Section 404 compliance and reporting. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current (and final) term will conclude on December 31, 2023.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: http://www.fhlbboston.com/downloads/aboutus/Audit_Committee_Charter.pdf.

The board has determined that Director Lazarus is the "audit committee financial expert" within the meaning of the SEC rules. Ms. Lazarus is not an auditor or accountant for us, does not perform fieldwork, and is not a Bank employee. In accordance with the SEC's safe harbor relating to Audit Committee financial experts, a person designated or identified as an Audit Committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Ms. Lazarus's independence.

Report of the Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibilities for (1) the integrity of our financial reporting, (2) the establishment of an adequate administrative, operating, and internal accounting control system, (3) our compliance with legal and regulatory requirements, (4) the independent registered public accounting firm's independence, qualifications, and performance, (5) the independence and performance of our internal audit function, and (6) our compliance with internal policies and procedures. The Audit Committee appoints, compensates, retains and oversees the work of the independent registered public accounting firm. The Audit Committee has adopted, and annually reviews, a charter outlining the practices it follows.

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

The Bank is one of 11 FHLBanks that, together with the Office of Finance, comprise the FHLBank System. The Office of Finance has responsibility for the issuance of COs on behalf of the FHLBanks and for compiling a combined financial report of the FHLBanks. Accordingly, the FHLBank System has determined that it is beneficial to have a single independent registered public accounting firm responsible for the audit of the FHLBank System and each FHLBank. The FHLBanks and Office of Finance cooperate in selecting and evaluating the independent registered public accounting firm, but the responsibility for appointing the independent registered public accounting firm for each FHLBank remains solely with the audit committee of each individual FHLBank and the Office of Finance.

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

Based on its reviews discussed above, the Audit Committee recommended to the board of directors the reappointment of PwC as the Bank's independent registered public accounting firm for 2020.

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

The Audit Committee has discussed with the independent auditors the matters required to be discussed by the applicable requirements of the PCAOB and the SEC. The Audit Committee has received from PwC the written disclosures and the letter required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee has discussed with PwC their independence.

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2019, for filing with the SEC.

As of the date of filing this annual report on Form 10-K, the members of the Audit Committee are:

Emil J. Ragones, Chair
Antoinette C. Lazarus, Vice Chair
Joan Carty
Eric Chatman
Jay F. Malcynsky
Edward F. Manzi, Jr.
John F. Treanor
Richard E. Wyman
Martin J. Geitz, ex officio

Information about our Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:
Table 48 - Executive Officers

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	61
Timothy J. Barrett	Executive Vice President and Treasurer	61
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	58
Carol Hempfling Pratt	Executive Vice President, General Counsel, and Corporate Secretary	61
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	53
Ana C. Dyer	Senior Vice President, Member Services	52
Barry F. Gale	Senior Vice President and Chief Human Resources Officer	60
Sean R. McRae	Senior Vice President and Chief Information Officer	55
Edward A. Schultze	Senior Vice President and Chief Risk Officer	60
_________________________

(1)	Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

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

Ana C. Dyer has served as senior vice president, member services since January 2020, and previously as first vice president and director of sales and business development since joining the Bank in 2012 from Webster Bank, where she served as senior vice president, regional manager in their Business and Professional Banking division. Ms. Dyer’s career in financial services began in 1989 at Fleet National Bank and included positions at Shawmut Bank, Bank of Boston, and Bank of America prior to joining Webster Bank in 2005. Ms. Dyer earned her B.A. from Harvard University.

Barry F. Gale has served as senior vice president, chief human resources officer and director of the Bank’s office of minority and women inclusion since April 2013. Mr. Gale also joined the board of the Northeast Human Resources Association in 2019. Prior to employment with us, Mr. Gale served as senior director of human resources at Thomson Reuters, where he spent 16 years in progressively senior roles. Prior to that position, Mr. Gale served in human resources roles at Citizens Financial Group and The Colonial Group. Mr. Gale holds a B.S. in business management from The University of Massachusetts, Boston.

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

Edward A. Schultze has served as senior vice president and chief risk officer since January 2020, and previously as first vice president, director of market risk management since 2013. Prior to assuming that position, Mr. Schultze served as vice president, director of capital market risks since joining the Bank in 2010. Mr. Schultze’s financial services career began in 1983 and includes various roles at Guaranty Bank, FIRSTFED AMERICA BANCORP, Inc., and First Institutional Liquidity Corp. Mr. Schultze holds a B.B.A. in Banking and Finance and an M.B.A. in Finance from the University of North Texas.

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

For the year ended December 31, 2019, the named executive officers were:

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

Ms. Elliott and Mr. Collins each retired from the Bank as of December 31, 2019.

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2019. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy (defined below) reflecting performance and market conditions, effective January 1, 2019. Additionally, we adopted an executive incentive plan (an EIP) on February 5, 2019 (the 2019 EIP). Cash incentives awarded under EIPs in 2019 were generally determined based on the criteria set forth in the 2019 EIP and the 2017 EIP.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time been an officer or employee with us. None of our executive officers has served or is serving on our board of directors or the compensation committee of any entity whose executive officers served on the Compensation Committee of our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on the Form 10-K for the year ending December 31, 2019.

The members of the Compensation Committee are:

John W. McGeorge, Chair
Michael R. Tuttle, Vice Chair
Joan Carty
Dwight M. Davidsen
Antoinette C. Lazarus
Richard E. Wyman, Jr.
Martin J. Geitz, ex officio.

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

Objectives of our Compensation Program and What it is Designed to Reward

We are committed to providing a compensation package that enables us to attract, retain, motivate, and reward highly skilled executive officers, including the named executive officers, who contribute significantly to the achievement of our mission, goals, and objectives. The FHFA reviews compensation of the named executive officers, as described under — FHFA Oversight of Executive Compensation.

In 2014, the Compensation Committee retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry and a part of Aon plc, to assist with a comprehensive total rewards study. A major outcome of the study was the adoption of an updated "Total Rewards Philosophy," the principles of which have been the basis for determining total compensation for the named executive officers since that time. In 2019, we contracted with McLagan to assist with an updated total rewards study. The Bank is in the process of reviewing and evaluating the results from that study.

The 2014 Total Rewards Philosophy defines compensation goals, competitive market and peer groups, components and comparability of the total rewards package, performance evaluation and compensation, and responsibility for administration and oversight of compensation and benefits programs. The Compensation Committee and board of directors are responsible for periodically reviewing the Total Rewards Philosophy to ensure consistency with our overall business objectives, the competitive market, and our financial condition.

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

Risk and Bank Compensation Practices and Policies

Our chief risk officer reviews the design of our compensation plans and policies, including the 2019 EIP and 2017 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2019 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2019, and ending December 31, 2021, and targeted regulatory results at December 31, 2021, with associated deferred payouts of 50 percent of the 2019 EIP's awards, which are intended to align management's interests with risk-management objectives.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2019 short-term awards, which are intended to further reduce the risk of imprudent risk-taking.

Further, our chief risk officer and our chief human resources officer jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2020, the Compensation Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are designed to manage any conflicts of interest and promote independence in risk management in a manner independent of the financial performance of the business areas these personnel monitor. For example, as discussed under — Executive Incentive Plan — Incentive Goals, the goals for Mr. Collins, our former chief risk officer, differed somewhat and had different weightings under the 2019 EIP from the goals of the other named executive officers. These differences were intended to align his incentives with appropriately managing our risk profile. Likewise, all participants in the 2019 EIP working in our enterprise risk-management (ERM) department have somewhat different goals and weightings from their peers in other departments. Additionally, the review of the chief risk officer includes input by the board of directors’ Risk Committee.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the FHFA reviews all executive compensation, including the 2019 EIP, relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

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

Our competitive peer groups for our named executive officers include:

•	The other FHLBanks, particularly for determining mix of pay within the total rewards package due to the FHLBank System’s unique cooperative structure; and

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

The first competitive peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBanks. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2019, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive for each matched position as discussed below in more detail.

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

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial banks peer group of McLagan's proprietary 2019 Financial Services - FHLB Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives.

The following is a list of survey participants that were included by McLagan in the 2019 Financial Services - FHLB Survey, including the commercial banks peer group, the Federal Home Loan Banks, and proxy data from public peers with assets between $10 billion and $20 billion. Not all participants reported positions that matched the data set for the named executive officers.

Table 49 - List of Survey Participants

ABN AMRO	Federal Home Loan Bank of Atlanta	MUFG Bank, Ltd.
Acadian Asset Management	Federal Home Loan Bank of Boston	Nasdaq
AIB	Federal Home Loan Bank of Chicago	National Australia Bank
Ally Financial Inc.	Federal Home Loan Bank of Cincinnati	Natixis
Arrowstreet Capital	Federal Home Loan Bank of Dallas	Natixis Corporate & Investment Banking
Associated Bank	Federal Home Loan Bank of Des Moines	New York Community Bank
Atlantic Union Bkshs Corp.	Federal Home Loan Bank of Indianapolis	Nomura Securities
Australia & New Zealand Banking Group	Federal Home Loan Bank of New York	Nord/LB
Banc of California Inc.	Federal Home Loan Bank of Pittsburgh	Nordea Bank

Table 49 - List of Survey Participants

Banco Bilbao Vizcaya Argentaria	Federal Home Loan Bank of San Francisco	Northern Trust Corporation
BancorpSouth Bank	Federal Home Loan Bank of Topeka	OCBC Bank
Bank ABC	Federal Reserve Bank of Atlanta	Old National Bancorp
Bank Hapoalim	Federal Reserve Bank of Boston	Pacific Premier Bancorp
Bank of America	Federal Reserve Bank of Chicago	PacWest Bancorp
Bank of Hawaii Corp.	Federal Reserve Bank of Cleveland	People's United Financial, Inc.
Bank of Ireland	Federal Reserve Bank of Kansas City	Pinnacle Financial Partners, Inc.
Bank of New York Mellon	Federal Reserve Bank of Minneapolis	PNC Bank
Bank of Nova Scotia	Federal Reserve Bank of New York	PricewaterhouseCoopers
Bank of the West	Federal Reserve Bank of Richmond	Rabobank
Bank OZK	Federal Reserve Bank of San Francisco	Regions Financial Corporation
Banner Corp.	Federal Reserve Bank of St Louis	Royal Bank of Canada
Baupost Group, The	Fidelity Investments	Royal Bank of Scotland Group
Bayerische Landesbank	Fifth Third Bank	Sallie Mae
BBVA	First BanCorp.	Santander Bank, NA
BBVA Compass	First Citizens Bank - NC	Siemens Financial Services
Berkshire Hills Bancorp Inc.	First Hawaiian Bank	Signature Bank – NY
BMO Financial Group	First Interstate BancSystem	Simmons First National Corp.
BNP Paribas Group	First Midwest Bancorp Inc.	Societe Generale
BOK Financial Corporation	First National Bank of Omaha	South State Corporation
Branch Banking & Trust Co.	First Republic Bank	Standard Chartered Bank
Brown Brothers Harriman	Flagstar Bancorp Inc.	State Street Corporation
Cadence Bancorp.	Freddie Mac	Sterling National Bank
Capital One	Frost Bank	Sumitomo
Cathay General Bancorp	FTI Consulting	SunTrust Banks
CenterState Bank Corp.	Glacier Bancorp Inc.	SVB Financial Group
Charles Schwab & Co.	GMO	Synovus Financial Corporation
China Merchants Bank	Great Western Bancorp	TCF National Bank
CIBC World Markets	Hancock Whitney Bank	TD Ameritrade
CIT Group Inc.	Heartland Financial USA Inc.	TD Securities
Citigroup	Hilltop Holdings Inc.	Texas Capital Bank
Citizens Financial Group	Home BancShares Inc.	TIAA
City National Bank	Hope Bancorp, Inc.	TowneBank
Columbia Banking System Inc.	HSBC	Trustmark Corp.
Comerica	Huntington Bancshares, Inc.	U.S. Bancorp
Commerce Bank	IBERIABANK Corporation	UMB Financial Corporation
Commerzbank	ING	Umpqua Bank
Commonwealth Bank of Australia	International Bancshares Corp.	UniCredit Bank AG
Community Bank System Inc.	Intesa Sanpaolo	United Bankshares Inc.
Crédit Agricole CIB	Investors Bancorp, Inc.	United Community Banks Inc.
Credit Industriel et Commercial – N.Y.	JPMorgan Chase	United Overseas Bank Group
CVB Financial Corp.	KBC Bank	Valley National Bancorp
Depository Trust & Clearing	KeyCorp	Washington Federal Inc.
DNB Bank	Lloyds Banking Group	Webster Bank
DZ Bank	M&T Bank Corporation	Wellington Management Company
East West Bancorp, Inc.	Macquarie Bank	Wells Fargo Bank
Eaton Vance Management	MFS Investment Management	WesBanco Inc.
Ernst & Young	Mitsubishi UFJ Trust	Western Alliance Bancorporation

Table 49 - List of Survey Participants

FactSet	MSCI	Zions Bancorporation
Fannie Mae

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

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2019, these goals and objectives were developed to align with our strategic business plan. At the end of the year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation, although the board of director’s Risk Committee provides input on the evaluation of the chief risk officer. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

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

After review and nonobjection by the FHFA, the board of directors awarded the named executive officers an increase in base salary on January 8, 2020, with retroactive application to January 1, 2020. In determining the amount of the increases, the

Compensation Committee considered market data from the McLagan 2019 Financial Services - FHLB Survey, discussed under — Overview of the Labor Market for Senior Managers above. Additionally, the Compensation Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Compensation Committee, increases in base salary for each of the named executive officers other than Ms. Elliott, our former Executive Vice President and Chief Business Officer, and Mr. Collins, our former Executive Vice President and Chief Risk Officer, each of whom retired from the Bank as of December 31, 2019. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases:

Table 50 - Named Executive Officer Salaries

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Edward A. Hjerpe III	$889,510	$923,311	3.80%
President and Chief Executive Officer

Frank Nitkiewicz	$405,880	$420,086	3.50%
Executive Vice President and Chief Financial Officer

Carol Hempfling Pratt	$377,600	$390,816	3.50%
Executive Vice President, General Counsel and Corporate Secretary

Timothy J. Barrett	$377,600	$390,816	3.50%
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

Purpose of the 2019 EIP

The 2019 EIP is intended to:

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

2019 EIP Plan Design

The design of the 2019 EIP was guided by principles intended to:

•	promote achievement of our financial plan and strategic objectives in our strategic business plan;

•	provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and

•	facilitate the retention and commitment of our corporate officers.

Incentive Goals

The 2019 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. The goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. The 2019 EIP does not contain individual performance award opportunities for the named executive officers. To mitigate unnecessary or excessive risk-taking, the 2019 EIP contains measures for overall performance that are achieved through Bankwide collaboration of activity but cannot be individually attained or altered by participants in the 2019 EIP. Additionally, the 2019 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2019, and ending December 31, 2021, and targeted regulatory results at December 31, 2021, which are intended to align management's interests with our long-term financial performance and condition. Further, the goals of Mr. Collins, our former chief risk officer, differed somewhat and had different weightings from the goals and weightings of the other named executive officers, and were intended both to align his incentives with appropriately managing our risk profile and to be independent of the financial performance of the individual business areas that ERM monitors. As described in greater detail under — Determination of Awards under the 2019 EIP, the Compensation Committee and the board of directors maintained authority over all awards under the 2019 EIP, however, the 2019 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

Short-Term Incentive Goals and Actual Achievement

The 2019 EIP includes the following short-term incentive goals for the named executive officers:

•
Pre-assessment, core return on capital stock (the core return goal): Pre-assessment, core return on capital stock (as such term is defined in the 2019 EIP and referred to in this report as core return on capital stock) is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, interest expense on mandatorily redeemable capital stock, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to changes in fair value, other-than-temporary-impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary-impairment credit losses due to improvements in projected private-label MBS performance, net gains on sales of private-label MBS, private-label MBS litigation settlement income, and unbudgeted voluntary pension contributions. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.

•	HHNE Initiative (HHNE Initiative): This goal is measured by the disbursement of the allocated subsidy in our HHNE Initiative to the six New England housing finance agencies and members.

•
JNE initiative (JNE Initiative): This goal is measured by disbursement of the subsidy in our JNE Initiative, the introduction of a JNE pilot for and disbursement to one or more economic development initiatives, and introduction of the JNE program to 15 members that did not apply and take down a JNE advance in the years 2016 to 2018.

•
Operational Efficiency (the operational efficiency goal): This goal is measured by whether and to what degree our core operating expenses, which are defined as our normal expenses associated with enabling the Bank to conduct business operations, and which exclude significant discretionary expenses approved by our board in an amount not to exceed judgment or settlement income associated with our ongoing private-label MBS litigation, HHNE and JNE subsidies, stay within and do not exceed the operating expense budget approved by our board. Core operating expenses are measured as a percentage of the operating expense budget for 2019.

The 2019 EIP includes the following short-term incentive goals for the named executive officers, except for Mr. Collins, our former chief risk officer:

•	Core mission goal: This goal is measured by our core mission asset ratio, a ratio by which the FHFA assesses our core mission achievement.

•	Insurance advances disbursements (the insurance advances goal): This goal is measured by the amount of new advances originated in 2019 (any type and maturity of advance) to insurance company members.

•	Insurance membership (the insurance membership goal): This goal is measured by the number of insurance companies approved for membership by the president and chief executive officer in 2019.

As chief risk officer, Mr. Collins's short-term incentive goals differed somewhat and had different weightings from the goals and weightings of the other named executive officers. These differences were intended to align Mr. Collins’s incentives with appropriately managing our risk profile and were intended to be independent of the financial performance of the individual business areas that ERM monitors. Under the 2019 EIP, Mr. Collins's short-term incentive goals included the core return goal, HHNE initiative, JNE initiative, and the operational efficiency goal but exclude the core mission goal, insurance advances goal, and insurance membership goal. Mr. Collins's short-term goals also included:

•
Bankwide ERM initiatives (the ERM goals): These goals are described and measured as set forth in Table 52. Mr. Collins's achievement of these goals was evaluated by Mr. Hjerpe in his capacity as Mr. Collins's manager.

•
Remediation of 2018 Report of Examination Findings (the remediation goal): This goal is measured by the clearance rate of recommendations and matters requiring attention identified during our 2018 FHFA examination.

Table 51 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than ERM goals which are set forth in Table 52 for the year ended December 31, 2019.

Table 51 - Short-Term Goals

	Weighting
Goal	Named Executive Officers other than Chief Risk Officer	Chief Risk Officer	Threshold	Target	Excess	Actual Achievement
Core Return	30%	20%	7.43 percent (1)	8.32 percent (1)	10.10 percent (1)	7.83 percent
Insurance Advances	15%	NA	$4.0 billion	$5.0 billion	$6.0 billion	$5.49 billion
Insurance Membership	15%	NA	3 new members	5 new members	7 new members	4 new members
Core Mission	10%	NA	CMA Ratio = 73.41 percent	CMA Ratio = 73.91 percent	CMA Ratio = 74.41 percent	Excess
JNE Initiative	10%	10%	N/A	Disburse $7.5 million in subsidy by December 31, 2019. Introduce new JNE pilot initiative for economic development initiatives. Fund one or more of the pilot economic development initiatives.	Target, plus a disbursement of any size to an economic development initiative and 15 new JNE users.	Excess
HHNE Initiative	10%	10%	N/A	Disburse $7.5 million in subsidy by December 31, 2019. By June 30, 2019, announce to the HFAs and members part 3 of HHNE.	Disburse the total allocated subsidy of $7.5 million, with full funding of $5 million to the six New England HFAs, $2 million to an EBP-like set- aside and $500,000 to HFAs and/or members.	Excess
Operational Efficiency	10%	10%	2019 core operating expenses do not exceed the 2019 operating expense budget approved by the board of directors.	2019 core operating expenses do not exceed 97.0% of the 2019 operating expense budget approved by the board of directors	2019 core operating expenses do not exceed 93.0% of the 2019 operating expense budget approved by the board of directors	96.0 percent
Remediation	NA	15%	Clear all matters requiring board attention and 71% of recommendations	Clear all matters requiring board attention and all recommendations	Target criteria plus receive an upgrade in at least one component of the 2019 regulatory examination	Excess
ERM	NA	35%	See Table 52	See Table 52	See Table 52	See Table 52
___________________________

(1)
These performance levels were adjusted from the amounts originally established in the 2019 EIP. The 2019 EIP provides that the originally established performance levels were to be adjusted up or down by 2.2 basis points for every basis point by which the average daily federal funds rate deviated from the 2.42 percent assumed in our strategic business plan. In 2019, the average daily federal funds rate deviation was -26.3 basis points, resulting in a 58 basis point decrease to each of the performance levels.

The following table 52 sets forth the ERM Goals, weightings within the 35 percent assigned to the ERM Goals, and the actual achievement for the year ended December 31, 2019.

Table 52 - ERM Goals and Actual Achievement

Goals	Threshold	Target	Excess	Actual Achievement
Collaborate with business units to conduct a cyber risk quantification exercise and develop a Cyber Risk Appetite Statement for presentation to and approval of the board’s Risk Committee. This goal was weighted 15 percent.
	Complete all by December 31, 2019	Complete all by October 31, 2019	Complete all by September 30, 2019	Threshold
Collaborate with business units to recommend and implement best practice enhancements for our OAS risk modeling with approval by the model risk management committee and review by the asset and liability committee. This goal was weighted 15 percent.
	Complete all by December 31, 2019	Complete all by October 31, 2019	Complete all by September 30, 2019	Excess
Completion of the next iteration of market risk goals. Introduce, monitor, and complete ERM assessments of potential new market risk management action triggers and limits as consistent with an internal review and present to the Board’s Risk Committee. This goal was weighted 30 percent.
	Complete by December 31, 2019.	Complete by October 31, 2019.	Complete by September 30, 2019.	Excess
Comprehensive review of next generation credit models. This goal is weighted 20 percent. Present the following components to model risk management committee:	By June 30, 2019, document credit risk model usage in the Bank as the foundation for analyzing potential replacement.	By October 31, 2019, achieve threshold plus assess at least five models to determine best fit for the Bank.	By December 31, 2019, achieve target plus select final candidates for review in 2020.	Excess
Implement phase 1 of the new collateral system as the system of record. This goal is weighted 20 percent.	Complete by December 31, 2019.	Complete by October 31, 2019.	Complete by September 30, 2019.	Threshold

Long-Term Incentive Goals

In addition, the 2019 EIP includes two long-term incentive goals. The first, weighted at 67 percent of the total long-term opportunity, is based on our average core return on capital stock over the three-year period starting January 1, 2019, and ending December 31, 2021. The 2019 EIP provides that the performance levels for this goal will be adjusted up or down by 1.9 basis points for every basis point by which the average daily federal funds rate deviates from the 2.28 percent that we have forecast.

For information on how core return on capital stock is determined, see — Short-Term Incentive Goals and Actual Achievement.

Table 53 - Average Core Return on Capital Stock

Long-Term Goal	Average Core Return on Capital Stock from January 1, 2019 to December 31, 2021
Threshold	6.82%
Target	8.53%
Excess	10.24%

The second long-term incentive goal will be measured by the achievement of certain targeted regulatory goals by December 31, 2021. This goal is weighted at 33 percent of the total long-term opportunity.

Incentive Opportunities under the 2019 EIP

Incentive opportunities under the 2019 EIP are based on each named executive officer's base salary at December 31, 2019 (referred to as 2019 incentive salaries).

Table 54 sets forth the combined short- and long-term incentive opportunities under the 2019 EIP, in each case expressed as percentages of the named executive officers' 2019 incentive salaries:

Table 54 - Combined Short- and Long-Term Incentive Opportunity

	Combined Short- and Long-Term Incentive Opportunity(1)
	Threshold	Target	Excess
President	50.00%	75.00%	100.00%
All Other Named Executive Officers	30.00%	50.00%	70.00%
 ___________________________

(1)	The combined short- and long-term incentive paid under the 2019 EIP will not exceed 100 percent of the plan year base salary.

At the conclusion of 2019, individual awards were calculated based on actual goal achievement as of December 31, 2019. Participants were eligible to receive 50 percent of such award in a cash payment in March 2020, following non-objection by the FHFA and approval of the board of directors. Table 55 sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2020, in each case expressed as percentages of the named executive officers' 2019 incentive salaries:

Table 55 - Short-Term Incentive Opportunity

	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	25.00%	37.50%	50.00%
All Other Named Executive Officers	15.00%	25.00%	35.00%

The remaining 50 percent of the combined award, calculated at the end of 2019, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goals, as set forth in Table 56.

Table 56 - Long-Term Incentive Opportunity

Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 50% of the combined short- and long-term incentive opportunity	100% of the remaining 50% of the combined short- and long-term incentive opportunity	150% of the remaining 50% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2019 EIP

Awards for the short-term goals, other than the ERM goals under the 2019 EIP, were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 51)	X	Incentive Opportunity for Level of Achievement (Table 54)	X	2019 Incentive Salary

If the result for the goal were less than the threshold level of achievement (Table 51), the award for that goal would have been zero absent an act of discretion. For goals achieved above the excess level of achievement (Table 51), there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the threshold and excess levels of achievement. In administering the EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded threshold or target levels. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 51)	X	Incentive Opportunity (Table 54) Interpolated for Actual Level of Achievement	X	2019 Incentive Salary

Our staff calculated the named executive officers' awards under the 2019 EIP's short-term goals, in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed the results for Mr. Collins under the ERM goals, and made award recommendations to the Compensation Committee for the Compensation Committee's consideration. The Compensation Committee discussed and adopted Mr. Hjerpe’s recommendations and the staff calculations.

Based on those calculations and recommendations, the combined incentive awards were calculated, by goal, as follows:

Table 57 - 2019 Combined Short-and Long-Term Awards as Calculated by Goal

Participant	Core Return	Core Mission	Insurance Advances	Insurance Member-ship	HHNE	JNE	Remediation	Operational Efficiency	ERM	Total Combined Award
Mr. Hjerpe	$163,410	$88,951	$116,415	$83,392	$88,951	$88,951	N/A	$72,272	N/A	$702,342
Mr. Nitkiewicz	47,474	28,412	36,407	24,353	28,412	28,412	N/A	22,323	N/A	215,793
Ms. Elliott	47,451	28,398	36,389	24,341	28,398	28,398	N/A	22,311	N/A	215,686
Mr. Collins	28,935	N/A	N/A	N/A	25,975	25,975	$38,962	20,409	$72,730	212,986
Ms. Pratt	44,166	26,432	33,871	22,656	26,432	26,432	N/A	20,768	N/A	200,757
Mr. Barrett	44,166	26,432	33,871	22,656	26,432	26,432	N/A	20,768	N/A	200,757

The named executive officers were eligible to receive 50 percent of the combined award illustrated above in a cash payment in March 2020, following non-objection by the FHFA and approval of the board of directors. The column “short-term award” in Table 58 sets forth the short-term incentive award paid to the named executive officers in March 2020 and the remaining 50 percent which then becomes the target level of achievement for the long-term incentive opportunity.

Table 58 - 2019 Combined Short-and Long-Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement

Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$702,342	$351,171	$351,171
Mr. Nitkiewicz	215,793	107,897	107,896
Ms. Elliott	215,686	107,843	107,843
Mr. Collins	212,986	106,493	106,493
Ms. Pratt	200,757	100,379	100,378
Mr. Barrett	200,757	100,379	100,378

Final awards under the 2019 EIP's long-term incentive opportunities cannot be determined until after December 31, 2021, since they are based on average core return on capital stock over the three-year period starting January 1, 2019, and ending December 31, 2021, and targeted regulatory results as of December 31, 2021. Based on the Bank's levels of achievement as of December 31, 2019, the named executive officers are eligible for long-term incentive opportunities, payable in March 2022, as follows:

Table 59 - Long-Term Incentive Opportunity at Threshold, Target, and Excess

	Long-Term Incentive Opportunity at Threshold, Target, and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$175,586	$351,171	$526,757
Mr. Nitkiewicz	53,948	107,896	161,844
Ms. Elliott	53,922	107,843	161,765
Mr. Collins	53,247	106,493	159,740
Ms. Pratt	50,189	100,378	150,567
Mr. Barrett	50,189	100,378	150,567

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions:

•
Participants must be employed by us on the payment date in March 2022 to receive the long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2019 EIP. Ms. Elliott and Mr. Collins, who each retired as of December 31, 2019, are each eligible to receive the long-term award.

•
Subject to the discretion of the board of directors, the calculated long-term award may be reduced or eliminated (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2020 and/or 2021, any of the following occurs such that if it had occurred prior to the year-end 2019 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:

•	operational errors or omissions result in material revisions to our 2019 financial results, information submitted to the FHFA, or data used to determine the combined award at year-end 2019;

•
significant information to the SEC, Office of Finance, and/or FHFA is submitted materially beyond any deadline or applicable grace period, other than late submissions that are caused by acts of God or other events beyond the reasonable control of the participants; or

•	we fail to make sufficient progress, as determined by the FHFA, in the timely remediation of examination and other supervisory findings relevant to the goal results or payout calculation.

•	The actual payment of the long-term award is subject to the final approval of the board of directors and review and non-objection by the FHFA (to the extent required by the FHFA).

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

Perquisites

Perquisites for the named executive officers may include supplemental life insurance (Mr. Nitkiewicz and Ms. Elliott only), travel memberships and subscriptions, spouse travel for certain business events, parking, or a 100 percent mass transportation subsidy. Mr. Hjerpe is also eligible for the personal use of an automobile. The Compensation Committee believes that the perquisites offered to the named executive officers are reasonable and necessary for the total compensation package to remain competitive in recruiting and retaining them.

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

Employment Status and Severance Policy

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2019, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

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

FHFA Oversight of Executive Compensation

The FHFA provides certain oversight of FHLBank executive officer compensation. Section 1113 of the Housing and Economic Recovery Act (HERA) requires that the Director of the FHFA prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the FHFA has issued final rules on executive compensation and golden parachute payments, which provide for oversight of such compensation and payments. In addition to those rules, the FHFA has issued an advisory bulletin on principles for FHLBank executive compensation together with certain protocols for the review of proposed FHLBank compensation actions. We await express non-objection from the FHFA to any proposed award of compensation to our named executive officers prior to making any such award. The FHFA could issue additional rules, advisory bulletins, and/or review protocols that could further impact named executive officer compensation.

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2019, 2018, and 2017, by our named executive officers.

Table 60 - Summary Compensation for 2019, 2018 and 2017

Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan Compensation Short-Term(3)	Non-equity Incentive Plan Compensation Long-Term(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Edward A. Hjerpe III	2019	$889,510	$—	$351,171	$524,069		$1,693,000	$116,859	$3,574,609
President and Chief Executive Officer	2018	859,430	—	386,107	473,323	(7)	498,000	118,999	2,335,859
	2017	781,300	—	370,415	386,685	(8)	981,000	106,684	2,626,084

Frank Nitkiewicz	2019	405,880	—	107,897	173,041		1,662,000	47,616	2,396,434
Executive Vice President and Chief Financial Officer	2018	393,280	—	121,684	164,658		244,000	46,779	970,401
	2017	380,880	—	122,307	170,888		1,022,000	41,424	1,737,499

M. Susan Elliott	2019	405,680	—	107,843	179,860		1,301,000	54,584	2,048,967
Executive Vice President and Chief Business Officer	2018	393,080	—	121,622	167,288		422,000	53,012	1,157,002
	2017	380,680	—	127,127	175,075		979,000	46,414	1,708,296

Carol Hempfling Pratt	2019	377,600	—	100,379	155,927		502,000	37,657	1,173,563
Executive Vice President, General Counsel and Corporate Secretary	2018	346,400	—	107,179	142,958		218,000	35,990	850,527
	2017	334,700	—	110,210	143,220		288,000	31,588	907,718

Timothy J. Barrett	2019	377,600	—	100,379	151,666		469,000	31,808	1,130,453
Executive Vice President and Treasurer	2018	346,400	—	107,179	142,958		198,000	31,253	825,790
	2017	334,700	—	107,198	138,690		270,000	27,707	878,295

George H. Collins	2019	371,070		106,493	144,091		1,110,000	36,233	1,767,887
Executive Vice President and Chief Risk Officer	2018	361,070		105,072	125,940		236,000	36,086	864,168
	2017	350,070	1,450	101,844	138,578		708,000	31,108	1,331,050
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)
In 2017 Mr. Collins received an additional bonus of $1,450 as a cash award for 20 years of service. The amount of this service award is the same as would have been paid to any employee who completed the same number of years of service in 2017.

(3)
Represents amounts paid under the 2019 EIP during 2020 in respect of service performed in 2019, under the 2018 EIP during 2019 in respect of service performed in 2018, and under the 2017 EIP during 2018 in respect of service performed in 2017.

(4)
Represents amounts earned under the 2017 EIP for satisfying a level of achievement between target and excess at December 31, 2019, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2017 EIP and referred to in this report as the 2017 EIP core return on capital stock), which is explained further below in this footnote; amounts earned under the 2016 EIP for satisfying at the excess level of achievement at December 31, 2018, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2016 EIP and referred to in this report as the 2016 EIP core return on capital stock), which is explained further below in this footnote; and amounts earned under the 2015 EIP for satisfying at the excess level of achievement at December 31, 2017, a long-term goal based on our pre-assessment, pre-OTTI core return on capital stock (as such term is defined in the 2015 EIP and referred to in this report as the 2015 EIP core return on capital stock), which is explained further below in this footnote.
The 2015 EIP core return on capital stock is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, OTTI credit losses on private-label MBS, gains from the accretion of prior OTTI credit losses due to improvements in projected private-label MBS performance, and private-label MBS litigation settlement income. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the exclusions described in the immediately prior sentence, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. With the approval of the board of directors, the 2015 EIP core return on capital stock was adjusted from the formula set out in the 2015 EIP to exclude from net income unbudgeted voluntary pension contributions and also to exclude the expense associated with JNE and HHNE, programs which were not contemplated at the time the 2015 EIP was established. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described under Short-Term Incentive Goals and Actual Achievement, and the 2015 EIP core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of each year. We complied with these limits. These limits are described under Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.
The 2016 EIP core return on capital stock is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, OTTI credit losses on private-label MBS, gains from the accretion of prior OTTI credit losses due to improvements in projected private-label MBS performance, and private-label MBS litigation settlement income. In addition, with the approval of the board of directors, we also adjusted the calculation of core return on capital stock by including unbudgeted voluntary pension contributions to the extent funded by current period litigation income. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits. These limits are described under Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.
The 2017 EIP core return on capital stock is calculated as described for pre-assessment, core return on capital stock for the 2019 EIP (see “Short Term Incentive Goals and Actual Achievements” above), except that the 2017 EIP core return on capital stock amount is not adjusted for interest expense on mandatorily redeemable capital stock. The amounts paid under the 2017, 2016, and 2015 EIPs also reflect a payout based on the results of the long-term regulatory goal of those plans.

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

(6)
See Table 61 - Other Compensation for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by us with respect to supplemental life insurance, and perquisites.

(7)
The amount Mr. Hjerpe earned under the 2016 EIP at December 31, 2018, based on the formula in the plan, was $486,156. This amount was reduced to $473,323, however, to cap the combined short- and long-term incentive paid under the plan to no greater than 100 percent of Mr. Hjerpe’s salary for 2018. The board of directors exercised discretion to raise the cap from the provision in the plan, which had capped the combined short- and long-term incentive paid under the plan to no greater than 100 percent of the average of the participant’s salary for 2016, 2017, and 2018. The Bank received nonobjection from the FHFA on the revision of the cap.

(8)
The amount Mr. Hjerpe earned under the 2015 EIP at December 31, 2017, based on the formula in the plan, was $513,230. This amount was reduced to $386,685, however, to comply with a provision capping combined short- and long-term incentive paid under the plan to no greater than 100 percent of the average of the participant’s salary for 2015, 2016, and 2017.

Table 61 - Other Compensation

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Edward A. Hjerpe III	2019	$104,930	$—	$11,929	$116,859
	2018	96,992	—	22,007	118,999
	2017	86,127	—	20,557	106,684

Frank Nitkiewicz	2019	41,531	6,085	—	47,616
	2018	41,189	5,590	—	46,779
	2017	36,393	5,031	—	41,424

M. Susan Elliott	2019	41,672	12,912	—	54,584
	2018	41,717	11,295	—	53,012
	2017	36,562	9,852	—	46,414

Carol Hempfling Pratt	2019	37,657	—	—	37,657
	2018	35,990	—	—	35,990
	2017	31,588	—	—	31,588

Timothy J. Barrett	2019	31,808	—	—	31,808
	2018	31,253	—	—	31,253
	2017	27,707	—	—	27,707

George H. Collins	2019	36,233	—	—	36,233
	2018	36,086	—	—	36,086
	2017	31,108	—	—	31,108
_______________________

(1)
Amounts include our contributions to the Pentegra Defined Contribution Plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in the Nonqualified Deferred Compensation Table below.

The Pentegra Defined Contribution Plan, a 401(k) plan, excludes hourly, flex staff, and short-term employees from participation, but includes all other employees. Employees may elect to defer one percent to 50 percent of their plan salary, as defined in the plan document. We make contributions based on the amount the employee contributes, up to the first 3 percent of plan salary, multiplied by the following factors:

•	100 percent during the second and third years of employment.

•	150 percent during the fourth and fifth years of employment.

•	200 percent following completion of five or more years of employment.
Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2019, the maximum elective deferral amount was $19,000 (or $25,000 per year for participants who attain or exceed age 50 in 2019), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $16,800 (3 percent multiplied by two multiplied by the $280,000 IRC compensation limit).
A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(2)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, parking, reimbursement for mass transportation, spousal travel expenses, and travel memberships and subscriptions.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2019 EIP, for our named executive officers:

Table 62 - Grants of Plan-Based Awards for Fiscal Year 2019

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$222,378	$333,566	$444,755
Mr. Nitkiewicz	60,882	101,470	142,058
Ms. Elliott	60,852	101,420	141,988
Ms. Pratt	56,640	94,400	132,160
Mr. Barrett	56,640	94,400	132,160
Mr. Collins	55,661	92,768	129,875

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$111,189	$222,378	$333,566
Target	166,783	333,566	500,349
Excess	222,378	444,755	667,134

Mr. Nitkiewicz
If short-term component results in:	Threshold	Target	Excess
Threshold	$30,441	$60,882	$91,323
Target	50,735	101,470	152,205
Excess	71,029	142,058	213,087

Ms. Elliott
If short-term component results in:	Threshold	Target	Excess
Threshold	$30,426	$60,852	$91,278
Target	50,710	101,420	152,130
Excess	70,994	141,988	212,982

Mr. Barrett and Ms. Pratt
If short-term component results in:	Threshold	Target	Excess
Threshold	$28,320	$56,640	$84,960
Target	47,200	94,400	141,600
Excess	66,080	132,160	198,240

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$27,830	$55,661	$83,490
Target	46,384	92,768	139,152
Excess	64,937	129,875	194,811
______________________

(1)
Amounts represent potential awards under the 2019 EIP; actual amounts awarded are reflected in Table 60 - Summary Compensation. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plans

Table 63 - Pension Benefits

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2019
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	27.67	(3)	$2,229,000	$—
	Pension BEP	10.50		3,758,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	27.83		2,193,000	—
	Pension BEP	28.83		4,510,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	37.58		3,139,000	—
	Pension BEP	38.08		5,385,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	8.50		649,000	—
	Pension BEP	9.50		936,000	—
Timothy J. Barrett	Pentegra Defined Benefit Plan	8.17		603,000	—
	Pension BEP	9.17		851,000	—
George H. Collins	Pentegra Defined Benefit Plan	21.83	(4)	1,788,000	—
	Pension BEP	22.33	(5)	2,865,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2019.

(2)	See Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 20.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

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

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable U.S. IRC limits on annual earnings ($280,000 for 2019). In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

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

Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Hjerpe, 80 percent as president; and Mr. Nitkiewicz, Ms. Elliott, Mr. Collins, Ms. Pratt, and Mr. Barrett, 70 percent as executive vice presidents. Our only named executive officer that reached the maximum annual benefit amount is Ms. Elliott, and she retired from the Bank as of December 31, 2019. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Pension BEP requires that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

Table 64 - Nonqualified Deferred Compensation

Name	Executive Contributions in Year Ended December 31, 2019(1)	Our Contributions in Year Ended December 31, 2019(2)	Aggregate Earnings in Year Ended December 31, 2019	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2019
Edward A. Hjerpe III	$52,465	$88,130	$245,952	$—	$1,369,643
Frank Nitkiewicz	24,824	24,730	117,046	—	583,561
M. Susan Elliott	81,616	24,872	251,596	—	1,131,160
Carol Hempfling Pratt	62,762	20,857	129,354	—	773,471
Timothy J. Barrett	7,504	15,008	48,852	—	214,421
George H. Collins	10,641	19,433	30,933	—	176,503
_______________________

(1)	Amounts are also reported as salary in Table 60 — Summary Compensation.

(2)	Amounts are also reported as contributions to defined contribution plans in Table 61 — Other Compensation.

Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. We match participant contributions based on the amount the employee contributes, typically, up to the first 3 percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. However, the Compensation Committee has the flexibility to modify our matching contribution rate in an offer letter, employment agreement, or other writing approved by the Compensation Committee so long as our maximum matching contribution rate does not exceed the maximum matching contribution rate available to any participant under the Pentegra Defined Contribution Plan (the Contribution Limit). Our matching contribution is immediately vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

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

Post-termination Payments

The following is a discussion of the policies and arrangements to which a named executive officer becomes subject upon certain termination events, with or without a change in control of the Bank. During 2019, all named executive officers were covered by the Bank’s severance policy and the Federal Home Loan Bank of Boston Executive Change in Control Severance Plan (Executive Severance Plan). In addition, Mr. Hjerpe is covered by a change in control agreement. The severance policy, Executive Severance Plan and Mr. Hjerpe’s change in control agreement are also discussed above in “Potential Payments upon Termination or Change in Control.” The Bank’s Executive Incentive Plans provide for payment to executives who are employed on the payment date and, subject to recommendation by our president and chief executive officer and review and approval by the Compensation Committee and the FHFA, whose employment has terminated prior to the payment date for death, disability or retirement. The terms cause, change in control, good reason, disability, retirement, and qualifying termination are defined in the respective policy, plan or agreement, as applicable.

Severance Policy

As chief executive officer, Mr. Hjerpe is eligible for 12 months of base pay under the severance policy. As executive officers, Mr. Nitkiewicz, Ms. Pratt, and Mr. Barrett are and Ms. Elliott and Mr. Collins were eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. Severance payable to the executives in connection with a change in control is discussed in the Executive Severance Plan section below. All severance packages under the severance policy for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Compensation Committee, and may also require the approval of the FHFA, prior to making any award under the severance policy.

Under our severance policy (and for Mr. Hjerpe, under his change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe and Mr. Nitkiewicz, the payment amount is equal to, and for Ms. Elliott and Mr. Collins was equal to, 12 months' base salary, and for Ms. Pratt and Mr. Barrett, the payment amount is equal to approximately nine months' base salary, all based on annual salary in effect on December 31, 2019.

Change in Control Agreement with Mr. Hjerpe

Under the terms of the change in control agreement with Mr. Hjerpe, in the event that, within a specified period following the Bank’s entry into a definitive reorganization agreement (i.e. relating to a merger or consolidation where the Bank is not the survivor, a sale or transfer of substantially all of the Bank’s assets, or a liquidation or dissolution of the Bank), either:

•	Mr. Hjerpe terminates his employment with us for a good reason (in connection with a reorganization) that is not remedied within certain cure periods by us; or

•	We (or our successor in the event of a reorganization) terminate Mr. Hjerpe's employment without cause,

we have agreed to pay Mr. Hjerpe an amount equal to his annualized base salary at the time of such termination to be paid in equal installments over the following 12 months. As a condition to payment, Mr. Hjerpe must agree to execute our standard release of claims agreement. Any payments to Mr. Hjerpe under the change-in-control agreement are in lieu of any severance payments that would otherwise be payable to him and may also require the approval of the FHFA.

Executive Severance Plan

In 2018, the Board adopted the Executive Severance Plan that provides certain payments and benefits in the event of a qualifying termination following a change in control. The Executive Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants and who execute a participation agreement in which the participants agree to certain protective covenants including a non-solicitation agreement. The Bank’s board designated Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott, Mr. Collins, Ms. Pratt, and Mr. Barrett, in addition to certain other executive officers, as participants in the Executive Severance Plan and these officers all executed participation agreements. If a participant is eligible for severance benefits under the Executive Severance Plan and also for similar benefits under any other Bank plan, program, arrangement or agreement, the severance benefits under the Executive Severance Plan will be reduced on a dollar for dollar basis for the severance benefits available under such other plan, program, arrangement or agreement.

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

The severance payments and benefits to which the participant would be entitled include:

•
Mr. Hjerpe would receive a cash payment equal to 2.99 times the sum of (i) the greater of his annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) his target long- and short-term incentive awards for the year in which the qualifying termination of employment occurs.

•
The other named executive officers would receive a cash payment equal to 2.00 times the sum of (i) the greater of their annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) their target long- and short-term incentive awards for the year in which the qualifying termination of employment occurs.

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

The payments described above are payable in a lump sum within 60 days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives, but no later than March 15 of the year following the executive’s qualifying termination. Any amounts that constitute non-qualified deferred compensation subject to Section 409A of the IRC are payable on the 75th day after the participant’s qualifying termination.

All payments and benefits are conditioned upon the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Executive Severance Plan.

If the aggregate amount of pay and benefits payable to an executive under the Executive Severance Plan would constitute a “parachute payment” subject to excise tax under Section 4999 of the IRC, their aggregate pay and benefits will be reduced to the extent necessary to avoid being subject to the excise tax imposed by Section 4999, unless payment of the unreduced benefit would provide the participant with a higher net after-tax benefit after payment of such excise tax.

Executive Incentive Plan

Under the 2017, 2018 and 2019 Executive Incentive Plans, the named executive officers must be employed by the Bank on the payment date of an incentive award in order to be paid such award. Subject to recommendation of our president and chief executive officer, approval of the Compensation Committee, and review of the FHFA, if required, if a named executive officer’s employment had terminated in 2019 for death or disability or after becoming retirement-eligible and providing a minimum of six months' advance notice to the Bank, such officer may be paid: (i) a pro-rata portion of the 2019 short-term award if they completed six months of service during 2019, (ii) a 2017 and 2018 long-term award, and (iii) a 2019 long-term award (assuming their employment terminated upon close of business on December 31, 2019), with such awards to be paid at the same time they would have been paid if the executive’s employment had not terminated. To be retirement-eligible, a named executive officer must be either eligible for normal retirement or satisfy the Rule of 70 (counting only service earned with the FHLBank System) under the Pentegra Defined Benefit Plan. Former EVPs Collins and Elliott, who were retirement-eligible, retired on December 31, 2019 after providing six months’ advance notice to the Bank. Pursuant to this provision of the 2019 and 2017 Executive Incentive Plans, they were paid a 2019 short-term award and a 2017 long-term award, as set forth in the “Summary Compensation Table” above.

Potential Payments Upon Termination

The table below shows amounts triggered upon the termination events identified below for the named executive officers assuming a termination of employment and, as applicable, a change in control as of the close of business on December 31, 2019, and does not include amounts that are not payable or otherwise forfeited upon a for cause termination or certain non-retirement terminations. In these circumstances, other than legally required amounts such as accrued salary, no additional amounts would be payable and rights to incentive or deferred compensation would be forfeited. The amounts listed below also do not include payments from the Thrift BEP or the Pension BEP. Amounts payable from the Pension BEP may be found in the Pension Benefits Table. Account balances for the Thrift BEP may be found in the Nonqualified Deferred Compensation Table.

Table 65 - Cash Payments on Termination

	Severance	Incentive Compensation(5)(6)	All Other Compensation(7)	Total Post Termination Payment & Benefit Value
Edward A. Hjerpe III
Bank initiated (not for cause) termination of employee without a change in control(1)	$889,510	$1,699,017	$—	$2,588,527
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(2)(3)	3,916,210	1,699,017	64,832	5,680,059
Retirement	—	1,699,017	—	1,699,017
Death and Disability	—	1,699,017	—	1,699,017
Frank Nitkiewicz
Bank initiated (not for cause) termination of employee without a change in control(1)	405,880	537,505	—	943,385
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,217,640	537,505	44,330	1,799,475
Retirement	—	537,505	—	537,505
Death and Disability	—	537,505	—	537,505
M. Susan Elliott(4)
Retirement	—	544,141	—	544,141
Carol Hempfling Pratt
Bank initiated (not for cause) termination of employee without a change in control(1)	290,462	487,846	—	778,308
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,132,800	487,846	46,720	1,667,366
Retirement	—	487,846	—	487,846
Death and Disability	—	487,846	—	487,846
Timothy J. Barrett
Bank initiated (not for cause) termination of employee without a change in control(1)	280,876	—	—	280,876
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,132,800	100,379	44,330	1,277,509
Retirement	—	—	—	—
Death and Disability	—	483,585	—	483,585
George H. Collins(4)
Retirement	—	480,521	—	480,521
_______________________

(1)
Under our severance policy and based on status in the organization and tenure for Mr. Hjerpe and Mr. Nitkiewicz the “Severance” amount payable is equal to 12 months' base salary, and for Ms. Pratt and Mr. Barrett the amount payable is equal to approximately nine months' base salary, all based on annual salary in effect on December 31, 2019.

(2)
The aggregate amount due to Mr. Hjerpe under his change in control agreement and the Executive Severance Plan, assuming a December 31, 2019, termination would have been subject to the change in control excise tax under Section 4999 of the Code. Therefore, the amount actually payable to Mr. Hjerpe would have been limited to the 280G safe harbor level, as doing so would result in a higher after-tax payment. The amounts shown in the “Severance” column have been reduced accordingly. No tax gross-up payments apply. If all payments are determined not to be parachute payments under Section 280G of the IRC, the total amount of severance paid to Mr. Hjerpe would be $4,654,361 rather than $3,916,210.

(3)
“Severance” payments for involuntary termination without cause due to a change in control or for a resignation for good reason due to a change in control that are made under our Executive Severance Plan are in lieu of, not in addition to, the severance benefit payments under our severance policy or, for Mr. Hjerpe, his change-in-control agreement. Amounts shown for “Severance” payable under the Executive Severance Plan are a multiple, 2.99 for Mr. Hjerpe and 2.00 for the other named executive officers, of the total of (i) base salary in effect on December 31, 2019 and (ii) target long- and short-term incentive awards under our 2019 Executive Incentive Plan. Mr. Nitkiewicz, Ms. Pratt and Mr. Barrett would not have been subject to the change in control excise tax under Section 4999 of the IRC. In no event would tax gross-up payments apply.

(4)
As described in Compensation Discussion and Analysis, Ms. Elliott and Mr. Collins each retired from the Bank as of December 31, 2019. The amounts shown for Ms. Elliott and Mr. Collins are only for retirement from the Bank and not for the other scenarios.

(5)
Because Mr. Hjerpe, Mr. Nitkiewicz, Ms. Elliott, Mr. Collins, and Ms. Pratt were retirement-eligible as of December 31, 2019, amounts shown for incentive compensation payable to them under each of the applicable termination scenarios in the table includes such officers’ actual 2019 annual short-term incentive compensation award as well as their long-term incentive compensation awards under the 2017, 2018 and 2019 Executive Incentive Plans. All of such short- and long-term awards are also included in the row entitled “Death and Disability” for Mr. Barrett. However, because Mr. Barrett was not retirement-eligible as of December 31, 2019, he would not have been entitled to any incentive compensation upon retirement, or upon a Bank-initiated (not for cause) termination without a change in control. Upon a Bank-initiated (not for cause) termination or good reason termination by employee due to change in control, Mr. Barrett would have been entitled to incentive compensation only equal to his actual 2019 annual short-term incentive compensation award, and not any long-term award under the 2017, 2018 or 2019 Executive Incentive Plans.

(6)
Long-term incentive awards under the 2017 Executive Incentive Plan are the actual awards that were paid in March 2020. Long-term incentive awards under the 2018 and 2019 Executive Incentive Plans, which will be payable in March 2021 and March 2022, respectively, are based on currently estimated performance as of December 31, 2019 for the core return on capital stock goal, and a current estimate by the Bank’s chief risk officer for the regulatory goal.

(7)
“All Other Compensation” includes the following amounts payable under the Executive Severance Plan to named executive officers other than Ms. Elliott and Mr. Collins: (i) a payment to each officer equivalent to what it would have cost the Bank to maintain such officer’s health insurance coverage for a number of months, 24 months for Mr. Hjerpe and 18 months for the other named executive officers, and (ii) a payment for outplacement services of $25,000 for Mr. Hjerpe and $15,000 for the other named executive officers.

Pay Ratio

For the year ended December 31, 2019, the ratio of the annual total compensation of our median employee (the Median Employee, identified in the manner described below) to the annual total compensation of our chief executive officer is 16:1. To determine this ratio, total compensation of the Median Employee for 2019 was calculated in the same manner as total compensation of our chief executive officer for 2019 as presented in Table 60 — Summary Compensation. In both cases, compensation includes, among other things, amounts attributable to the change in pension value, which varies based on an employee's age, tenure at the Bank, and salary increases and can fluctuate greatly from year to year as a result of a change in interest rates, as occurred in 2019, and the employer match on employee contributions to the Pentegra Defined Contribution Plan (401(k) plan), which varies based on an employee's contributions to the 401(k) plan and an employee's tenure at the Bank. For 2019, the total annual compensation of the Median Employee was $227,340, and the total annual compensation of the chief executive officer, as reported in Table 60 — Summary Compensation, was $3,574,609.

The Bank is using the same Median Employee in its pay ratio calculation in this report that it identified in the pay ratio calculation in our 2018 and 2017 Annual Reports on Form 10-K because there have been no changes to our employee population or employee compensation arrangements that we believe would result in a significant change of our pay distribution to our employee population and significantly affect the pay ratio disclosure. We identified the Median Employee by computing for each of the full-time and part-time employees who were employed by the Bank on October 1, 2017, excluding the chief executive officer, the sum of (i) the 2017 salary of each employee as of October 1, 2017 and (ii) the 2016 incentive compensation paid to that employee in March 2017, and ranking the sums for all such employees (a list of 201 employees as of October 1, 2017) from lowest to highest. The Bank identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation.

Director Compensation

In 2019, we paid members of the board of directors fees for each board and committee meeting that they attended and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The 2019 and 2020 Director Compensation Policies provide payments for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policies provide for maximums on total director compensation and potential reduction based on attendance and performance.

The amounts to be paid or paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers for the years ended December 31, 2020 and 2019 along with the annual maximum compensation amounts are detailed in the following table:

Table 66 - Director Compensation

	2020	2019
Fee per board meeting:
Chair of the board	$11,500	$11,500
Vice chair of the board and committee chairs	9,500	9,500
All other board members	8,500	8,500
Fee per committee meeting	2,500	2,500
Fee per telephonic conference call	1,500	1,500

Quarterly Retainer Fees
Chair of the board	11,250	10,250
Vice chair of the board and committee chairs	10,000	9,000
All other board members	8,750	7,750

Annual maximum compensation amounts:
Chair of the board	137,500	132,500
Vice chair of the board and committee chairs	117,500	112,500
All other board members	107,500	102,500

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings and quarterly retainer fees during 2019 are detailed in the following table:

Table 67 - 2019 Director Compensation

Fees Earned or Paid in Cash
Andrew J. Calamare, Chair in 2019	$132,500
Stephen G. Crowe, Vice Chair in 2019	112,500
Donna L. Boulanger	102,500
Joan Carty	112,500
Eric Chatman	102,500
Patrick E. Clancy	102,500
Martin J. Geitz	112,500
Cornelius K. Hurley	112,500
Antoinette C. Lazarus	102,500
Jay F. Malcynsky	112,500
John W. McGeorge	112,500
Emil J. Ragones	112,500
Gregory R. Shook	102,500
John F. Treanor	112,500
Michael R. Tuttle	102,500
John C. Witherspoon	102,500
Richard E. Wyman, Jr.	102,500
$1,852,500

Directors may elect to defer the receipt of meeting fees (including all compensation payable under the Director Compensation Policy) pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $144 thousand for the year ended December 31, 2019.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 29, 2020, are noted in Table 68.

Table 68 - Stockholders Holding Five Percent or More of Outstanding Capital Stock (dollars in thousands)

Member Name	Address	Capital Stock	Percent of Total Capital Stock
State Street Bank and Trust Company	One Lincoln Street, Boston, MA 02111	$310,000	14.93%
Citizens Bank, N.A.	One Citizens Plaza, Providence, RI 02903	202,479	9.75

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. Table 69 provides capital stock outstanding as of February 29, 2020 to members whose officers or directors serve as our directors.

Table 69 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors (dollars in thousands)

Member Name	City, State	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	Providence, RI	$202,479	9.75%
The Washington Trust Company	Westerly, RI	52,271	2.52
Liberty Bank	Middletown, CT	22,807	1.10
Needham Bank	Needham, MA	13,575	0.66
Meredith Village Savings Bank	Meredith, NH	4,621	0.22
Merrimack County Savings Bank	Concord, NH	4,277	0.21
Northfield Savings Bank	Berlin, VT	3,730	0.18
Fidelity Co-Operative Bank	Fitchburg, MA	2,103	0.10
North Brookfield Savings Bank	North Brookfield, MA	1,450	0.07
Skowhegan Savings Bank	Skowhegan, ME	1,442	0.07
Depositors Insurance Fund	Woburn, MA	691	0.03
Savings Bank of Walpole	Walpole, NH	513	0.02
Total stock ownership by members whose officers or directors serve as directors of the Bank		$309,959	14.93%

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

For the year ended December 31, 2019, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct and our Related Persons Transaction Policy, each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

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

The Related Persons Transaction Policy provides for the board of directors' Governance Committee’s review of certain transactions not in the ordinary course of our business that would be with related persons to determine whether such transactions would be in the best interests, or not be inconsistent with the best interests, of the Bank and our members.

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

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 20, 2020, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 20, 2020, all of our independent (that is, nonmember) directors are independent, including Directors Carty, Chatman, Clancy, Hurley, Lazarus, Malcynsky, and Ragones. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Davidsen, Geitz (ex-officio), Manzi, McGeorge, Treanor, Tuttle, and Wyman, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Carty, Chatman, Lazarus, Malcynsky and Ragones, are independent under the NYSE independence standards for these committees. The board of directors also determined that Director Lazarus is the "Audit Committee financial expert" within the meaning of the SEC rules, and further determined that as of March 20, 2020, is independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of directors' Audit Committee. In addition, the board of directors also assessed the independence of the members of its Audit Committee under Rule 10A-3. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of March 20, 2020, all members of our Audit Committee were independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2019 and 2018, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2019 and 2018.

Table 71 - Principal Accounting Fees and Services (dollars in thousands)

	Year Ended December 31,
	2019	2018
Audit fees(1)	$925	$891
Audit-related fees(2)	48	95
All other fees	3	3
Tax fees	—	—
Total	$976	$989
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Financial Statements

Our financial statements are set forth under Part II — Item 8 — Financial Statements and Supplementary Data of this report on Form 10-K.

b) Financial Statement Schedule

None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on April 24, 2019
4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
4.2	Description of Capital Stock	Filed within this Form 10-K
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective June 30, 2014 *	Exhibit 10.1 to our 2014 Form 10-Q filed with the SEC on August 8, 2014
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan (as amended and restated effective January 1, 2017) *	Exhibit 10.2.6 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.3.1	The Federal Home Loan Bank of Boston 2018 Executive Incentive Plan * +	Exhibit 10.3.4 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.3.2	The Federal Home Loan Bank of Boston 2019 Executive Incentive Plan * +	Exhibit 10.3.4 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.4	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016
10.5	Executive Change in Control Severance Plan, effective November 7, 2018 *	Exhibit 10.5 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.6	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.8.1 to our Form 10-K filed with the SEC on March 24, 2017

10.9	The Federal Home Loan Bank of Boston 2020 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K filed with the SEC on October 25, 2019
10.10	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011
10.13	Severance Policy, as adopted March 23, 2012 and as amended as of October 19, 2018 *	Exhibit 10.13 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.14	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.14 to our Form 10-K filed with the SEC on March 24, 2017
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K
104	The cover page of the Bank’s Annual report on Form 10-K, formatted in Inline XBRL	Included within the exhibit 101 attachments

* Management contract or compensatory plan.
+ Confidential treatment has been granted as to portions of this exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 20, 2020	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
March 20, 2020	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 20, 2020	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20, 2020	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 20, 2020	By:	/s/	Joan Carty
Joan Carty Director
March 20, 2020	By:	/s/	Eric Chatman
Eric Chatman Director
March 20, 2020	By:	/s/	Patrick E. Clancy
Patrick E. Clancy Director
March 20, 2020	By:	/s/	Dwight M. Davidsen
Dwight M. Davidsen Director
March 20, 2020	By:	/s/	Martin J. Geitz
Martin J. Geitz Director
March 20, 2020	By:	/s/	Cornelius K. Hurley
Cornelius K. Hurley Director
March 20, 2020	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director

March 20, 2020	By:	/s/	Jay F. Malcynsky
Jay F. Malcynsky Director
March 20, 2020	By:	/s/	Edward F. Manzi, Jr.
Edward F. Manzi, Jr. Director
March 20, 2020	By:	/s/	John W. McGeorge
John W. McGeorge Director
March 20, 2020	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 20, 2020	By:	/s/	John F. Treanor
John F. Treanor Director
March 20, 2020	By:	/s/	Michael R. Tuttle
Michael R. Tuttle Director
March 20, 2020	By:	/s/	Richard E. Wyman, Jr.
Richard E. Wyman, Jr. Director