Form 10-Q
period 2020-03-31
Federal Home Loan Bank of Boston
filed 2020-05-14
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of April 30, 2020
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	18,705,358

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$806,985	$69,416
Interest-bearing deposits	1,130,563	1,253,873
Securities purchased under agreements to resell	2,000,000	3,500,000
Federal funds sold	3,455,000	860,000
Investment securities:
Trading securities	3,563,368	2,250,264
Available-for-sale securities	7,246,334	7,409,000
Held-to-maturity securities, net of allowance for credit losses of $3,768 at March 31, 2020 - includes $92 pledged as collateral at December 31, 2019, that may be repledged (a)	676,888	871,107
Total investment securities	11,486,590	10,530,371
Advances	45,076,223	34,595,363
Mortgage loans held for portfolio, net of allowance for credit losses of $3,500 and $500 at March 31, 2020, and December 31, 2019	4,528,474	4,501,251
Accrued interest receivable	109,878	112,163
Derivative assets, net	227,720	159,731
Other assets	79,432	80,643
Total Assets	$68,900,865	$55,662,811
LIABILITIES
Deposits
Interest-bearing	$785,782	$616,532
Non-interest-bearing	74,034	57,777
Total deposits	859,816	674,309
Consolidated obligations (COs):
Bonds	24,576,586	23,888,493
Discount notes	39,692,253	27,681,169
Total consolidated obligations	64,268,839	51,569,662
Mandatorily redeemable capital stock	6,112	5,806
Accrued interest payable	108,010	104,477
Affordable Housing Program (AHP) payable	85,082	86,131
Derivative liabilities, net	24,404	10,271
Other liabilities	57,361	66,843
Total liabilities	65,409,624	52,517,499
Commitments and contingencies (Note 14)
CAPITAL
Capital stock – Class B – putable ($100 par value), 22,663 shares and 18,691 shares issued and outstanding at March 31, 2020, and December 31, 2019, respectively	2,266,329	1,869,130
Retained earnings:
Unrestricted	1,116,001	1,114,337
Restricted	357,148	348,817
Total retained earnings	1,473,149	1,463,154
Accumulated other comprehensive loss	(248,237)	(186,972)
Total capital	3,491,241	3,145,312
Total Liabilities and Capital	$68,900,865	$55,662,811
_______________________________________
(a)   Fair values of held-to-maturity securities were $733,970 and $1,035,410 at March 31, 2020, and December 31, 2019, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Advances	$168,659	$247,877
Prepayment fees on advances, net	838	26,931
Interest-bearing deposits	4,969	3,670
Securities purchased under agreements to resell	14,361	39,861
Federal funds sold	16,717	24,294
Investment securities:
Trading securities	17,580	1,745
Available-for-sale securities	12,361	21,291
Held-to-maturity securities	10,138	18,397
Total investment securities	40,079	41,433
Mortgage loans held for portfolio	36,846	37,369
Other	47	5
Total interest income	282,516	421,440
INTEREST EXPENSE
Consolidated obligations:
Bonds	123,547	154,817
Discount notes	127,482	177,939
Total consolidated obligations	251,029	332,756
Deposits	838	1,805
Mandatorily redeemable capital stock	74	307
Other borrowings	224	4
Total interest expense	252,165	334,872
NET INTEREST INCOME	30,351	86,568
(Reduction of) provision for credit losses	(684)	3
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	31,035	86,565
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	—	(9,865)
Service fees	3,322	2,964
Net unrealized gains (losses) on trading securities	46,120	(274)
Net (losses) gains on derivatives and hedging activities	(52,558)	548
Realized net gain from sale of held-to-maturity securities	40,733	—
Other	(20)	(109)
Total other income (loss)	37,597	(6,736)
OTHER EXPENSE
Compensation and benefits	12,139	10,619
Other operating expenses	5,983	5,791
Federal Housing Finance Agency (the FHFA)	947	989
Office of Finance	1,097	817
Other	2,175	1,071
Total other expense	22,341	19,287
INCOME BEFORE ASSESSMENTS	46,291	60,542
AHP assessments	4,636	6,085
NET INCOME	$41,655	$54,457

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2020	2019
Net income	$41,655	$54,457
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(85,737)	34,065
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	23,044	6,241
Net unrealized gains (losses) relating to hedging activities	632	(2,593)
Pension and postretirement benefits	796	161
Total other comprehensive (loss) income	(61,265)	37,874
Comprehensive (loss) income	$(19,610)	$92,331

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2020 and 2019 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2018	25,289	$2,528,854	$1,084,342	$310,670	$1,395,012	$(316,507)	$3,607,359
Cumulative effect of change in accounting principle			175	—	175	(175)	—
Comprehensive income			43,566	10,891	54,457	37,874	92,331
Proceeds from issuance of capital stock	2,813	281,392					281,392
Repurchase of capital stock	(9,800)	(980,006)					(980,006)
Cash dividends on capital stock			(37,272)		(37,272)		(37,272)
BALANCE, MARCH 31, 2019	18,302	$1,830,240	$1,090,811	$321,561	$1,412,372	$(278,808)	$2,963,804

BLANCE, DECEMBER 31, 2019	18,691	$1,869,130	$1,114,337	$348,817	$1,463,154	$(186,972)	$3,145,312
Cumulative effect of change in accounting principle			(7,530)	—	(7,530)	—	(7,530)
Comprehensive income (loss)			33,324	8,331	41,655	(61,265)	(19,610)
Proceeds from issuance of capital stock	14,662	1,466,215					1,466,215
Repurchase of capital stock	(10,687)	(1,068,710)					(1,068,710)
Shares reclassified to mandatorily redeemable capital stock	(3)	(306)					(306)
Cash dividends on capital stock			(24,130)		(24,130)		(24,130)
BALANCE, MARCH 31, 2020	22,663	$2,266,329	$1,116,001	$357,148	$1,473,149	$(248,237)	$3,491,241

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$41,655	$54,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,271	(174)
(Reduction of) provision for credit losses	(684)	3
Net change in derivatives and hedging activities	(294,892)	(279,554)
Loss on early extinguishment of debt	—	9,865
Other adjustments	912	512
Realized net gain from sale of held-to-maturity securities	(40,733)	—
Net change in:
Market value of trading securities	(46,120)	274
Accrued interest receivable	2,285	6,528
Other assets	4,143	(3,228)
Accrued interest payable	3,533	22,593
Other liabilities	(9,862)	375
Total adjustments	(356,147)	(242,806)
Net cash used in operating activities	(314,492)	(188,349)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	23,464	49,939
Securities purchased under agreements to resell	1,500,000	749,000
Federal funds sold	(2,595,000)	(850,000)
Trading securities:
Proceeds	486	5,194
Purchases	(1,267,471)	—
Available-for-sale securities:
Proceeds	422,388	379,659
Held-to-maturity securities:
Proceeds	257,384	59,680
Advances to members:
Repaid	145,011,185	144,182,259
Originated	(155,343,704)	(133,106,358)
Mortgage loans held for portfolio:
Proceeds	181,907	84,505
Purchases	(215,458)	(155,055)
Other investing activities, net	841	(173)
Net cash (used in) provided by investing activities	(12,023,978)	11,398,650

FINANCING ACTIVITIES
Net change in deposits	186,175	79,824
Net payments on derivatives with a financing element	(107,123)	(4,002)
Net proceeds from issuance of consolidated obligations:
Discount notes	50,410,176	36,748,358
Bonds	3,733,068	1,548,338

Payments for maturing and retiring consolidated obligations:
Discount notes	(38,412,037)	(46,229,722)
Bonds	(3,107,595)	(2,585,153)
Proceeds from issuance of capital stock	1,466,215	281,392
Payments for repurchase of capital stock	(1,068,710)	(980,006)
Payments for redemption of mandatorily redeemable capital stock	—	(14,455)
Cash dividends paid	(24,130)	(37,272)
Net cash provided by (used in) financing activities	13,076,039	(11,192,698)
Net increase in cash and due from banks	737,569	17,603
Cash and due from banks at beginning of the period	69,416	10,431
Cash and due from banks at end of the period	$806,985	$28,034
Supplemental disclosures:
Interest paid	$245,004	$317,374
AHP payments	$4,672	$2,281
Noncash transfers of mortgage loans held for portfolio to other assets	$363	$405
Lease liabilities arising from obtaining right-of-use assets	$—	$11,946

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2020. These interim financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements and accordingly should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the SEC) on March 20, 2020 (the 2019 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Summary of Significant Accounting Policies

Credit Losses on Financial Instruments

Beginning January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale securities be recorded through the allowance for credit losses. Key changes as compared to prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. See Part II — Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies in the 2019 Annual Report for information on the prior accounting treatment.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We use the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which we do not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Accrued interest receivable is recorded separately on the statements of condition.

See Note 4 — Investments for details on the allowance methodologies relating to these investments.

Investment Securities - Available-for-Sale

For securities classified as available-for-sale, we evaluate an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the statements of condition and is not included in the amortized cost basis. Impairment exists when the fair value of the investment is less than its amortized cost. In assessing whether a credit loss exists on an impaired security, we consider whether there would be a shortfall in receiving all cash flows contractually due on the investment. When a shortfall is considered possible, we compare the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance-for-credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance is limited to the amount of the unrealized loss on the individual security and excludes uncollectible accrued interest receivable, which is measured separately.

If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net gains (losses) on available-for-sale securities. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded to net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss).

Investment Securities - Held-to-Maturity

Securities that we classified as held-to-maturity are carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts, adjusted for other-than-temporary impairment losses recorded prior to January 1, 2020. Accrued interest receivable is recorded separately on the statements of condition.

Held-to-maturity securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. Prior to January 1, 2020, credit losses were recorded as a direct write-down of the held-to-maturity security carrying value.

For improvements in expected future cash flows for held-to-maturity securities impaired prior to January 1, 2020, interest income continues to follow the recognition pattern pursuant to the impairment guidance in effect prior to January 1, 2020. Any additional recoveries of amounts previously written off prior to January 1, 2020, are recorded when received. For any improvements in expected future cash flows for held-to-maturity securities with an allowance for credit losses recognized after the adoption of the new guidance, the allowance for credit losses associated with recoveries may be derecognized up to its full amount immediately in the current period.

See Note 4 — Investments for details on the allowance methodologies relating to available-for-sale and held-to-maturity securities.

Advances

Advances are carried at amortized cost, which is original cost net of periodic principal repayments, amortization of premiums and accretion of discounts, and fair value hedge adjustments. We amortize the premiums and accrete the discounts on advances to interest income using the level-yield method. We record interest on advances to interest income as earned. Accrued interest receivable is recorded separately on the statements of condition. Advances are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. See Note 5 — Advances for details on the allowance methodology.

Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, and direct write-downs. Accrued interest receivable is recorded separately on the statements of condition. We perform a quarterly assessment of our mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We do not purchase mortgage loans with credit deterioration present at the time of purchase.

We measure expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis.

In our assessment, we measure the expected loss over the remaining life of a mortgage loan, which considers the mitigation of expected losses through credit enhancements and any expected recoveries. If a loan is purchased at a discount, the discount does not offset the allowance for credit losses. The allowance excludes uncollectible accrued interest receivable, which is reversed out of interest income when a mortgage loan is placed on nonaccrual status.

See Note 6 — Mortgage Loans Held for Portfolio for details on the allowance methodologies relating to mortgage loans.

Off-Balance Sheet Credit Exposures

We evaluate our off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision for credit losses.

See Note 14 — Commitments and Contingencies for details on the allowance methodologies relating to off-balance sheet credit exposures.

Note 3 — Recently Issued and Adopted Accounting Guidance

Effective January 1, 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) released temporary optional guidance that provides transition relief for reference rate reform. The guidance contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met.

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

We adopted this guidance on January 1, 2020, using a modified-retrospective approach. Upon adoption, we recognized an increase in the allowance for credit losses of $7.5 million as a cumulative-effect adjustment to retained earnings.

Note 4 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization. At March 31, 2020, none of these investments were with counterparties rated below triple-B.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. At March 31, 2020 and December 31, 2019, all investments in interest-bearing deposits and federal funds sold were repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2020. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $294 thousand and $8 thousand, respectively, at March 31, 2020, and $682 thousand and $37 thousand, respectively, at December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at March 31, 2020. The carrying value of securities purchased under agreements excludes accrued interest receivable of $1 thousand and $348 thousand at March 31, 2020 and December 31, 2019, respectively.

The COVID-19 pandemic effects on the global economies and the financial markets are expected to put pressure on our bank counterparties’ profitability, asset quality, and in some cases, capitalization. We continually monitor the creditworthiness of our counterparties and may reduce or suspend individual credit lines as conditions warrant.

Debt Securities

We invest in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. Within these investments, we are primarily subject to credit risk related to private-label mortgage-backed securities (MBS) that are supported by underlying mortgage loans. We are prohibited by FHFA regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities and instruments that experienced credit deterioration after their purchase.

Trading Securities

Table 4.1 - Trading Securities by Major Security Type (dollars in thousands)

	March 31, 2020	December 31, 2019
Corporate bonds	$5,330	$5,896
U.S. Treasury obligations	3,554,179	2,240,236
	3,559,509	2,246,132

MBS
U.S. government-guaranteed – single-family	3,794	4,047
Government-sponsored enterprise (GSE) – single-family	65	85
	3,859	4,132
Total	$3,563,368	$2,250,264

For the three months ended March 31, 2020 and 2019, net unrealized gains (losses) on trading securities held at period end were $46.1 million and $(274) thousand, respectively.

Available-for-sale Securities

Table 4.2 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	March 31, 2020
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State housing-finance-agency obligations (HFA securities)	$69,320	$—	$(3,925)	$65,395
Supranational institutions	457,721	—	(19,437)	438,284
U.S. government-owned corporations	376,711	—	(61,987)	314,724
GSE	149,068	—	(15,279)	133,789
	1,052,820	—	(100,628)	952,192
MBS
U.S. government guaranteed – single-family	52,820	—	(234)	52,586
U.S. government guaranteed – multifamily	247,526	917	(15)	248,428
GSE – single-family	2,317,683	28,079	(3,122)	2,342,640
GSE – multifamily	3,735,144	6,220	(90,876)	3,650,488
	6,353,173	35,216	(94,247)	6,294,142
Total	$7,405,993	$35,216	$(194,875)	$7,246,334

	December 31, 2019
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$69,320	$—	$(4,668)	$64,652
Supranational institutions	429,354	—	(12,925)	416,429
U.S. government-owned corporations	323,192	—	(26,431)	296,761
GSE	130,935	—	(7,149)	123,786
	952,801	—	(51,173)	901,628
MBS
U.S. government guaranteed – single-family	60,003	—	(2,289)	57,714
U.S. government guaranteed – multifamily	283,674	—	(1,057)	282,617
GSE – single-family	2,598,325	5,323	(13,377)	2,590,271
GSE – multifamily	3,588,119	3,109	(14,458)	3,576,770
	6,530,121	8,432	(31,181)	6,507,372
Total	$7,482,922	$8,432	$(82,354)	$7,409,000
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $20.0 million and $27.5 million at March 31, 2020, and December 31, 2019.

Table 4.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	March 31, 2020
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$12,497	$(1,323)	$45,298	$(2,602)	$57,795	$(3,925)
Supranational institutions	—	—	438,284	(19,437)	438,284	(19,437)
U.S. government-owned corporations	—	—	314,724	(61,987)	314,724	(61,987)
GSE	—	—	133,789	(15,279)	133,789	(15,279)
	12,497	(1,323)	932,095	(99,305)	944,592	(100,628)

MBS
U.S. government guaranteed – single-family	1,294	(8)	51,292	(226)	52,586	(234)
U.S. government guaranteed – multifamily	—	—	39,735	(15)	39,735	(15)
GSE – single-family	126,722	(605)	397,329	(2,517)	524,051	(3,122)
GSE – multifamily	2,796,682	(87,572)	288,652	(3,304)	3,085,334	(90,876)
	2,924,698	(88,185)	777,008	(6,062)	3,701,706	(94,247)
Total temporarily impaired	$2,937,195	$(89,508)	$1,709,103	$(105,367)	$4,646,298	$(194,875)

	December 31, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$12,229	$(1,591)	$52,423	$(3,077)	$64,652	$(4,668)
Supranational institutions	—	—	416,429	(12,925)	416,429	(12,925)
U.S. government-owned corporations	—	—	296,761	(26,431)	296,761	(26,431)
GSE	—	—	123,786	(7,149)	123,786	(7,149)
	12,229	(1,591)	889,399	(49,582)	901,628	(51,173)
MBS
U.S. government guaranteed – single-family	10,885	(1)	45,490	(2,288)	56,375	(2,289)
U.S. government guaranteed – multifamily	—	—	282,617	(1,057)	282,617	(1,057)
GSE – single-family	189,402	(968)	1,423,927	(12,409)	1,613,329	(13,377)
GSE – multifamily	1,800,586	(13,242)	405,778	(1,216)	2,206,364	(14,458)
	2,000,873	(14,211)	2,157,812	(16,970)	4,158,685	(31,181)
Total temporarily impaired	$2,013,102	$(15,802)	$3,047,211	$(66,552)	$5,060,313	$(82,354)

Table 4.4 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	March 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,600	$7,600	$7,600	$7,563
Due after one year through five years	61,720	57,795	61,720	57,089
Due after five years through 10 years	509,594	488,131	477,232	463,465
Due after 10 years	473,906	398,666	406,249	373,511
	1,052,820	952,192	952,801	901,628
MBS (1)	6,353,173	6,294,142	6,530,121	6,507,372
Total	$7,405,993	$7,246,334	$7,482,922	$7,409,000
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 4.5 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	March 31, 2020
	Amortized Cost(1)	Allowance for Credit Losses(2)	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss(2)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$79,680	$—	$—	$79,680	$—	$(10,319)	$69,361

MBS
U.S. government guaranteed – single-family	6,686	—	—	6,686	76	—	6,762
GSE – single-family	281,285	—	—	281,285	5,464	(510)	286,239
GSE – multifamily	90,927	—	—	90,927	518	—	91,445
Private-label	275,069	(3,768)	(52,991)	218,310	62,591	(738)	280,163
	653,967	(3,768)	(52,991)	597,208	68,649	(1,248)	664,609
Total	$733,647	$(3,768)	$(52,991)	$676,888	$68,649	$(11,567)	$733,970

	December 31, 2019
	Amortized Cost(1)	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss(2)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$87,250	$—	$87,250	$—	$(3,845)	$83,405

MBS
U.S. government guaranteed – single-family	6,987	—	6,987	129	—	7,116
GSE – single-family	303,604	—	303,604	5,197	(246)	308,555
GSE – multifamily	140,661	—	140,661	612	(2)	141,271
Private-label	408,640	(76,035)	332,605	162,904	(446)	495,063
	859,892	(76,035)	783,857	168,842	(694)	952,005
Total	$947,142	$(76,035)	$871,107	$168,842	$(4,539)	$1,035,410
_______________________

(1)
Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $1.6 million and $2.0 million at March 31, 2020, and December 31, 2019.

(2)
With the adoption of changes to accounting standards on credit impairment on January 1, 2020, the other-than-temporary impairment approach was replaced with an allowance for credit loss; however, other-than-temporary impairment remains for those securities that had credit impairment prior to the adoption date. See Note 2 — Summary of Significant Accounting Policies and Note 3 — Recently Issued and Adopted Accounting Guidance for further information.

Table 4.6 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	March 31, 2020			December 31, 2019
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$3,090	$3,090	$3,083	$3,090	$3,090	$3,089
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	15,405	15,405	14,903	15,405	15,405	15,270
Due after 10 years	61,185	61,185	51,375	68,755	68,755	65,046
	79,680	79,680	69,361	87,250	87,250	83,405
MBS (2)	653,967	597,208	664,609	859,892	783,857	952,005
Total	$733,647	$676,888	$733,970	$947,142	$871,107	$1,035,410
_______________________

(1)
Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive loss and the allowance for credit losses.

(2)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

Table 4.7 - Proceeds from Sale and Gains and Losses on Held-to-Maturity Securities (1) (dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Proceeds from sale of held-to-maturity securities	$161,743	$—
Amortized cost of held-to-maturity securities	121,010	—
Realized net gain from sale of held-to-maturity securities	$40,733	$—
_______________________

(1)
The securities sold had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are treated as maturities for the purposes of security classification. The sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See Note 3 — Recently Issued and Adopted Accounting Guidance for additional information. See Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements — Note 2 — Summary of Significant Accounting Policies — Investment Securities – Other-than-Temporary Impairment in the 2019 Annual Report, for information on the prior methodology for evaluating credit losses.

Upon adoption of new accounting guidance for credit impairment, on January 1, 2020 we recorded through a cumulative effect adjustment to retained earnings an increase in the allowance for credit losses associated with held-to-maturity private-label MBS totaling $5.3 million. During the three months ended March 31, 2020, we recognized a net decrease to the allowance for credit losses of $1.5 million associated with held-to-maturity private-label MBS. Under the previous accounting methodology of security impairment, we recognized net credit losses of $103 thousand during the three months ended March 31, 2019. To evaluate investment securities for credit loss at March 31, 2020, we employed the following methodologies, based on the type of security.

Available-for-Sale Securities and Held-to-Maturity Securities (Excluding Private-Label MBS). Our available-for-sale and held-to-maturity securities are principally GSE and U.S. government-owned corporations, supranational institutions, state or local housing finance agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. We only purchase securities considered investment quality. Excluding private-label MBS investments, at March 31, 2020, approximately 99.8 percent of available-for-sale securities and 92.4 percent of held-to-maturity securities, based on amortized cost, were rated single-A, or above, by a nationally recognized statistical ratings organization (NRSRO), based on the lowest long-term credit rating for each security.

We evaluate our individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2020, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities at March 31, 2020.

We evaluate our held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of March 31, 2020, we had not established an allowance for credit loss on any of our HTM securities (excluding private-label MBS) because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did we expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that we consider the risk of nonpayment to be zero.

Private-label MBS. We also hold investments in private-label MBS. We have not purchased private-label mortgage-backed securities since the third quarter of 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of March 31, 2020, none of our private-label MBS (based on amortized cost) were rated single-A or above by a NRSRO and the remaining securities were either rated less than single-A or were unrated. To determine whether an allowance for credit losses is necessary on these securities, we use cash flow analyses.

Our evaluation includes estimating the projected cash flows that we are likely to collect based on an assessment of available information, including the structure of the applicable security and certain assumptions such as:

•	the remaining payment terms for the security;

•	prepayment speeds;

•	default rates;

•	loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest-rate assumptions.

We performed a cash flow analysis using third-party models to assess whether the entire amortized cost basis of our private-label MBS securities will be recovered. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The projected cash flows, determined based on the model approach, reflect a best estimate scenario and include a base case housing price forecast and a base case housing price recovery path.

Note 5 — Advances

General Terms. At March 31, 2020, and December 31, 2019, we had advances outstanding with interest rates ranging from (1.08) percent to 7.72 percent and (0.35) percent to 7.72 percent, respectively. Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

Table 5.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	March 31, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$2,841	0.57%	$5,101	2.05%
Due in one year or less	25,324,147	1.09	18,972,466	1.96
Due after one year through two years	11,478,292	1.05	8,600,922	2.16
Due after two years through three years	2,653,833	2.15	2,200,019	2.16
Due after three years through four years	1,756,774	2.44	1,766,314	2.71
Due after four years through five years	2,335,849	1.75	1,726,754	2.15
Thereafter	1,364,666	2.62	1,312,311	2.68
Total par value	44,916,402	1.28%	34,583,887	2.10%
Premiums	3,227		3,397
Discounts	(41,391)		(41,744)
Fair value of bifurcated derivatives (1)	53,783		29,983
Hedging adjustments	144,202		19,840
Total (2)	$45,076,223		$34,595,363

_________________________

(1)	At March 31, 2020, and December 31, 2019, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

(2)	Excludes accrued interest receivable of $46.4 million and $48.1 million at March 31, 2020, and December 31, 2019.

Table 5.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (dollars in thousands)

	March 31, 2020	December 31, 2019
Overdrawn demand-deposit accounts	$2,841	$5,101
Due in one year or less	34,501,542	25,116,961
Due after one year through two years	3,328,292	3,450,922
Due after two years through three years	2,300,413	1,949,499
Due after three years through four years	1,266,774	1,461,314
Due after four years through five years	2,173,774	1,309,679
Thereafter	1,342,766	1,290,411
Total par value	$44,916,402	$34,583,887

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 5.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

	March 31, 2020	December 31, 2019
Overdrawn demand-deposit accounts	$2,841	$5,101
Due in one year or less	27,048,822	20,240,466
Due after one year through two years	11,616,542	8,603,422
Due after two years through three years	2,119,533	2,001,019
Due after three years through four years	1,248,574	965,814
Due after four years through five years	1,657,924	1,598,254
Thereafter	1,222,166	1,169,811
Total par value	$44,916,402	$34,583,887

Table 5.4 - Advances by Current Interest Rate Terms (dollars in thousands)

	March 31, 2020	December 31, 2019
Fixed-rate	$35,460,466	$28,106,591
Variable-rate	9,455,936	6,477,296
Total par value	$44,916,402	$34,583,887

Credit Risk Exposure and Security Terms. Our advances are principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding.

In addition, we lend to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, we are required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total credit limit. Collateral eligible to secure new or renewed advances includes:

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

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their Bank capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and our overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications based on the risk profile of the borrower. Management believes that these policies effectively manage our credit risk from advances.

We either allow the borrower to retain possession of loan collateral pledged to us while agreeing to hold such collateral for our benefit or require the borrower to specifically assign or place physical possession of such loan collateral with us or a third-party custodian that we approve.

We are provided an additional safeguard for our security interests by Section 10(e) of the FHLBank Act, which generally affords any security interest granted by a borrower to the Bank priority over the claims and rights of any other party. The exceptions to this prioritization are limited to claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with higher priority perfected security interests. The priority granted to our security interests under Section 10(e) of the FHLBank Act may not apply when lending to insurance company members due to the anti-preemption provision contained in the McCarran-Ferguson Act, which provides that federal law does not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we perfect our security interests in the collateral pledged by our members, including insurance company members, by filing Uniform Commercial Code (UCC)-1 financing statements, taking possession or control of such collateral, or taking other appropriate steps.

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At March 31, 2020, and December 31, 2019, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At March 31, 2020, and December 31, 2019, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three months ended March 31, 2020, and March 31, 2019.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at March 31, 2020, and December 31, 2019.

Prepayment Fees.

Table 5.5 - Advances Prepayment Fees (dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Prepayment fees received from borrowers	$838	$26,186
Hedging fair-value adjustments on prepaid advances	—	527
Net discounts associated with prepaid advances	—	218
Advance prepayment fees recognized in income, net	$838	$26,931

Note 6— Mortgage Loans Held for Portfolio

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

Table 6.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	March 31, 2020	December 31, 2019
Real estate
Fixed-rate 15-year single-family mortgages	$327,700	$339,042
Fixed-rate 20- and 30-year single-family mortgages	4,134,314	4,093,416
Premiums	66,933	66,776
Discounts	(1,535)	(1,607)
Deferred derivative gains, net	4,562	4,124
Total mortgage loans held for portfolio(1)	4,531,974	4,501,751
Less: allowance for credit losses	(3,500)	(500)
Total mortgage loans, net of allowance for credit losses	$4,528,474	$4,501,251

_________________________

(1)	Excludes accrued interest receivable of $23.5 million at both March 31, 2020, and December 31, 2019.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	March 31, 2020	December 31, 2019
Conventional mortgage loans	$4,180,145	$4,140,255
Government mortgage loans	281,869	292,203
Total par value	$4,462,014	$4,432,458

Credit Enhancements. Our allowance for credit losses factors in the credit-enhancements associated with conventional mortgage loans under the MPF program. These credit-enhancements can include primary and/or supplemental mortgage insurance or other kinds of credit enhancement. Potential recoveries from credit enhancements for conventional loans are evaluated at the individual master commitment level to determine the credit-enhancements available to recover losses on loans under each individual master commitment.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. Tables 6.3 and 6.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at March 31, 2020, and December 31, 2019.

Table 6.3 - Credit Quality Indicator for Conventional Mortgage Loans (dollars in thousands)

	March 31, 2020
	Origination Year
Payment Status at Amortized Cost(1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days delinquent	$14,166	$14,575	$28,741
Past due 60-89 days delinquent	3,502	3,717	7,219
Past due 90 days or more delinquent	6,830	4,129	10,959
Total past due	24,498	22,421	46,919
Total current loans	1,643,888	2,553,578	4,197,466
Total mortgage loans	$1,668,386	$2,575,999	$4,244,385

December 31, 2019
Payment Status at Recorded Investment(1)	Conventional Mortgage Loans
Past due 30-59 days delinquent	$36,336
Past due 60-89 days delinquent	6,911
Past due 90 days or more delinquent	10,696
Total past due	53,943
Total current loans	4,171,676
Total mortgage loans	$4,225,619
_________________________

(1)	The amortized cost at March 31, 2020, excludes accrued interest receivable whereas the recorded investment at December 31, 2019, includes accrued interest receivable.

Table 6.4 - Other Delinquency Statistics of Mortgage Loans (dollars in thousands)

	March 31, 2020
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,816	$1,655	$4,471
Serious delinquency rate (2)	0.26%	1.85%	0.36%
Past due 90 days or more still accruing interest	$—	$5,317	$5,317
Loans on nonaccrual status (3)	$11,890	$—	$11,890

	December 31, 2019
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,813	$2,222	$5,035
Serious delinquency rate (2)	0.26%	1.86%	0.36%
Past due 90 days or more still accruing interest	$—	$5,570	$5,570
Loans on nonaccrual status (3)	$11,510	$—	$11,510
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)
Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as loans modified within the previous six months under our temporary loan modification plan. As of March 31, 2020, $4.6 million of these conventional mortgage loans on non-accrual status did not have an associated allowance for credit losses.

Allowance for Credit Losses.

See Part II — Item 8 — Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses in the 2019 Annual Report for information on the prior methodology for evaluating credit losses, as well as a discussion on classes of financing receivables, our policies for impairing financing receivables, placing them on non-accrual status, and charging them off when necessary.

Conventional Mortgage Loans. Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. We determine our allowance for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. We use a discounted cash flow model to project our expected losses. We use a third-party model to project cash flows to estimate the expected credit losses over the life of the loans. The model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior. We incorporate associated credit enhancements and expected recoveries, if any, to determine our estimate of expected credit losses.

Certain conventional loans may be evaluated for credit losses by using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. We estimate the fair value of this collateral by using a third-party property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. We will reserve for these estimated losses or record a direct charge-off of the loan balance if certain triggering criteria are met.

Table 6.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2020 and 2019.

Table 6.5 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Allowance for credit losses
Balance, beginning of period	$500	$500
Adjustment for cumulative effect of accounting change	2,221	—
Charge-offs	(77)	(3)
Provision for credit losses	856	3
Balance, end of period	$3,500	$500

Government Mortgage Loans Held for Portfolio. We invest in government mortgage loans secured by one- to four-family residential properties. Government mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or by the U.S. Department of Housing and Urban Development (HUD).

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2020, and December 31, 2019. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Note 7 — Derivatives and Hedging Activities

Table 7.1 - Fair Value of Derivative Instruments (dollars in thousands)

	March 31, 2020			December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$12,808,610	$30,660	$(48,635)	$12,128,105	$14,734	$(12,805)
Forward-start interest-rate swaps	17,000	24	—	17,000	19	—
Total derivatives designated as hedging instruments	12,825,610	30,684	(48,635)	12,145,105	14,753	(12,805)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	4,142,300	28	(55,319)	2,902,300	349	(31,000)
Mortgage-delivery commitments (1)	98,765	147	(695)	49,911	227	—
Total derivatives not designated as hedging instruments	4,241,065	175	(56,014)	2,952,211	576	(31,000)
Total notional amount of derivatives	$17,066,675			$15,097,316
Total derivatives before netting and collateral adjustments		30,859	(104,649)		15,329	(43,805)
Netting adjustments and cash collateral, including related accrued interest (2)		196,861	80,245		144,402	33,534
Derivative assets and derivative liabilities		$227,720	$(24,404)		$159,731	$(10,271)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $278.3 million and $178.5 million at March 31, 2020, and December 31, 2019, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $1.2 million and $561 thousand at March 31, 2020, and December 31, 2019.

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

Tables 7.2 presents the net gains (losses) on qualifying fair-value and cash flow hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 7.2 - Net Gains (Losses) on Hedging Relationships (dollars in thousands)

	For the Three Months Ended March 31, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$168,659	$12,361	$(123,547)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(127,568)	$(376,494)	$63,735
Hedged items	124,692	366,518	(64,058)
Net changes in fair value before price alignment interest	(2,876)	(9,976)	(323)
Price alignment interest(1)	389	1,035	(177)
Net interest settlements on derivatives(2)(3)	(2,625)	(9,098)	2,956
Net (losses) gains on qualifying hedging relationships	(5,112)	(18,039)	2,456
Amortization/accretion of discontinued hedging relationships	(337)	—	(888)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(5,449)	$(18,039)	$1,568

	For the Three Months Ended March 31, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$247,877	$21,291	$(154,817)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(24,897)	$(23,197)	$33,636
Hedged items	25,672	19,115	(34,633)
Net changes in fair value before price alignment interest	775	(4,082)	(997)
Price alignment interest(1)	286	8	5
Net interest settlements on derivatives(2)(3)	16,251	(5,791)	(9,080)
Net gains (losses) on qualifying hedging relationships	17,312	(9,865)	(10,072)
Amortization/accretion of discontinued hedging relationships	(444)	—	(75)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$16,868	$(9,865)	$(10,147)

_______________________

(1)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

(2)
Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.

(3)	Excludes the interest income/expense of the respective hedged items recorded in net interest income.

Tables 7.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 7.3 - Net Gains (Losses) on Cash Flow Hedging Relationships (dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,757)	$(786)
Losses recognized in other comprehensive income	(1,125)	(3,379)

For the three months ended March 31, 2020 and 2019, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2020, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is one year.

As of March 31, 2020, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $6.8 million.

Table 7.4 - Cumulative Basis Adjustments for Fair-Value Hedges (dollars in thousands)

	March 31, 2020
Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$6,241,203	$187,480	$10,505	$197,985
Available-for-sale securities	4,419,656	595,088	—	595,088
Consolidated bonds	3,130,935	59,218	41,687	100,905
_______________________

(1)	Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 7.5 - Net Gains and Losses on Derivatives not Designated as Hedging Instruments (dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Interest-rate swaps	$(52,569)	$(60)
Mortgage-delivery commitments	(62)	608
Price alignment interest(1)	73	—

Net (losses) gains on derivatives not designated as hedging instruments	$(52,558)	$548
______________________

(1)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2020, was $88.3 million for which we had delivered collateral with a post-haircut value of $86.2 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 7.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2020.

Table 7.6 - Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2020 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$579
AA-	A+, A or A-	—
A-	below A-	7,513
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, Chicago Mercantile Exchange, Inc. (CME Inc.) and LCH Limited (LCH Ltd.). Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member which acts as our agent to the DCO and which guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are the U.S. Commodity Futures Trading Commission (CFTC)-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit considerations at March 31, 2020.

Impacts on Statement of Cash Flows. Due to declines in market values of cleared derivatives during the three months ended March 31, 2020, there was an increase in variation margin posted on cleared derivatives to the DCOs totaling $480.4 million. On the statement of cash flows, $373.3 million of the variation margin cash payment is included in net change in derivatives and hedging activities, as an operating activity, while $107.1 million of the variation margin cash payment is included in net payments on derivatives with a financing element, as a financing activity.

During the three months ended March 31, 2019, we terminated certain uncleared interest-rate exchange agreements with a total notional amount of $611.9 million which were indexed to three-month LIBOR on the floating leg of the swaps. The net fair value of these derivative transactions, from our perspective, was $(251.5) million, which was transferred to the bilateral counterparty upon termination, and securities collateral that we had pledged against this obligation was returned to us. This cash payment is included in net change in derivatives and hedging activities, as an operating activity in the statement of cash flows. Simultaneously with the termination of these derivatives, we entered into replacement interest-rate exchange agreements (the replacement derivatives) having the same notional amount of $611.9 million and which are indexed to the OIS rate based on the federal funds effective rate on the floating leg of the swaps. Upon settlement of the replacement derivatives, the Bank received an initial upfront payment of $251.5 million. The replacement derivatives are cleared through a DCO, which called for variation margin to be delivered. Because the replacement derivatives include off-market terms and this large initial upfront payment, all payments for the replacement derivatives are classified as net payments on derivative contracts with a financing element, within the financing activities section of the statement of cash flows.

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

Table 7.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2020, and December 31, 2019, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 7.7 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	March 31, 2020
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$13,187	$(13,187)	$147	$147	$—	$—	$147
Cleared	17,526	210,047		227,573	—	—	227,573
Total				$227,720			$227,720

Derivative Liabilities
Uncleared	$(100,449)	$76,740	$(695)	$(24,404)	$—	$21,442	$(2,962)
Cleared	(3,506)	3,506		—	—	—	—
Total				$(24,404)			$(2,962)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At March 31, 2020, we had additional net credit exposure of $158 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Note 8 — Deposits

We offer demand, overnight and term deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 8.1 - Deposits (dollars in thousands)

	March 31, 2020	December 31, 2019
Interest-bearing
Demand and overnight	$782,943	$613,143
Term	1,200	800
Other	1,639	2,589
Noninterest-bearing
Other	74,034	57,777
Total deposits	$859,816	$674,309

Note 9 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 9.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2020		December 31, 2019
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$11,488,560	1.13%	$9,455,725	2.03%
Due after one year through two years	4,990,405	1.80	6,442,960	2.02
Due after two years through three years	2,269,475	2.07	2,154,920	2.18
Due after three years through four years	1,211,550	2.47	1,319,915	2.45
Due after four years through five years	1,474,280	2.40	1,211,080	2.48
Thereafter	2,978,540	3.43	3,220,205	3.33
Total par value	24,412,810	1.78%	23,804,805	2.26%
Premiums	74,030		63,056
Discounts	(11,159)		(11,434)
Hedging adjustments	100,905		32,066
Total	$24,576,586		$23,888,493
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Table 9.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	March 31, 2020	December 31, 2019
Noncallable and nonputable	$21,805,810	$20,954,805
Callable	2,607,000	2,850,000
Total par value	$24,412,810	$23,804,805

Table 9.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

	March 31, 2020	December 31, 2019
Due in one year or less	$13,165,560	$11,297,725
Due after one year through two years	5,055,405	6,432,960
Due after two years through three years	2,189,475	2,019,920
Due after three years through four years	1,209,550	1,332,915
Due after four years through five years	1,134,280	926,080
Thereafter	1,658,540	1,795,205
Total par value	$24,412,810	$23,804,805

Table 9.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	March 31, 2020	December 31, 2019
Fixed-rate	$17,068,810	$17,681,805
Simple variable-rate	6,959,000	5,568,000
Step-up (1)	385,000	555,000
Total par value	$24,412,810	$23,804,805

_______________________

(1)	Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:
Table 9.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2020	$39,692,253	$39,743,071	1.10%
December 31, 2019	$27,681,169	$27,733,146	1.59%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 10 — Affordable Housing Program

Table 10.1 - AHP Liability (dollars in thousands)

	March 31, 2020	December 31, 2019
Balance at beginning of period	$86,131	$83,965
AHP expense for the period	4,636	21,302
AHP direct grant disbursements	(4,672)	(15,723)
AHP subsidy for AHP advance disbursements	(1,026)	(3,450)
Return of previously disbursed grants and subsidies	13	37
Balance at end of period	$85,082	$86,131

Note 11 — Capital

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

Table 11.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	March 31, 2020	December 31, 2019

Permanent capital
Class B capital stock	$2,266,329	$1,869,130
Mandatorily redeemable capital stock	6,112	5,806
Retained earnings	1,473,149	1,463,154
Total permanent capital	$3,745,590	$3,338,090
Risk-based capital requirement
Credit-risk capital	$212,510	$235,213
Market-risk capital	155,678	207,426
Operations-risk capital	110,456	132,792
Total risk-based capital requirement	$478,644	$575,431
Permanent capital in excess of risk-based capital requirement	$3,266,946	$2,762,659

	March 31, 2020		December 31, 2019
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$478,644	$3,745,590	$575,431	$3,338,090
Total regulatory capital	$2,756,035	$3,745,590	$2,226,512	$3,338,090
Total capital-to-asset ratio	4.0%	5.4%	4.0%	6.0%

Leverage Ratio
Leverage capital	$3,445,043	$5,618,385	$2,783,141	$5,007,135
Leverage capital-to-assets ratio	5.0%	8.2%	5.0%	9.0%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible (provided that this amount is not less than $10 thousand nor more than $10.0 million) to secure advances under the FHLBank Act (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, and 0.25 percent for outstanding letters of credit (collectively, the activity-based stock-investment requirement). Prior to January 16, 2019, the membership stock investment requirement was equal to 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act (provided that this amount was not less than $10 thousand nor more than $25.0 million).

Note 12 — Accumulated Other Comprehensive Loss

Table 12.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2018	$(152,958)	$(129,154)	$(29,119)	$(5,276)	$(316,507)
Cumulative effect of change in accounting principle	—	—	(175)	—	(175)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	34,065	—	(3,379)	—	30,686
Noncredit other-than-temporary impairment losses	—	(80)	—	—	(80)
Accretion of noncredit loss	—	6,291	—	—	6,291
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	30	—	—	30
Amortization - hedging activities (2)	—	—	786	—	786
Amortization - pension and postretirement benefits (3)	—	—	—	161	161
Other comprehensive income (loss)	34,065	6,241	(2,593)	161	37,874
Balance, March 31, 2019	$(118,893)	$(122,913)	$(31,887)	$(5,115)	$(278,808)

Balance, December 31, 2019	$(73,922)	$(76,036)	$(30,207)	$(6,807)	$(186,972)
Other comprehensive (loss) income before reclassifications:
Net unrealized losses	(85,737)	—	(1,125)	—	(86,862)
Noncredit losses included in basis of securities sold	—	20,239	—	—	20,239
Accretion of noncredit loss	—	2,805	—	—	2,805
Net actuarial loss	—	—	—	501	501
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (2)	—	—	1,757	—	1,757
Amortization - pension and postretirement benefits (3)	—	—	—	295	295
Other comprehensive (loss) income	(85,737)	23,044	632	796	(61,265)
Balance, March 31, 2020	$(159,659)	$(52,992)	$(29,575)	$(6,011)	$(248,237)
_______________________

(1)	Recorded in other income (loss) in the statement of operations.

(2)	Recorded in CO bond interest expense.

(3)	Recorded in other expenses in the statement of operations.

Note 13— Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2019 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2020.

Table 13.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at March 31, 2020, and December 31, 2019. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and certain mortgage loans and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 13.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 13.1 - Fair Value Summary (dollars in thousands)

	March 31, 2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$806,985	$806,985	$806,985	$—	$—	$—
Interest-bearing deposits	1,130,563	1,130,563	1,130,563	—	—	—
Securities purchased under agreements to resell	2,000,000	1,999,954	—	1,999,954	—	—
Federal funds sold	3,455,000	3,454,927	—	3,454,927	—	—
Trading securities(1)	3,563,368	3,563,368	—	3,563,368	—	—
Available-for-sale securities(1)	7,246,334	7,246,334	—	7,180,939	65,395	—
Held-to-maturity securities	676,888	733,970	—	384,446	349,524	—
Advances	45,076,223	45,434,302	—	45,434,302	—	—
Mortgage loans, net	4,528,474	4,766,735	—	4,747,540	19,195	—
Accrued interest receivable	109,878	109,878	—	109,878	—	—
Derivative assets(1)	227,720	227,720	—	30,859	—	196,861
Other assets (1)	30,926	30,926	16,238	14,688	—	—
Liabilities:
Deposits	(859,816)	(859,815)	—	(859,815)	—	—
COs:
Bonds	(24,576,586)	(25,122,573)	—	(25,122,573)	—	—
Discount notes	(39,692,253)	(39,735,774)	—	(39,735,774)	—	—
Mandatorily redeemable capital stock	(6,112)	(6,112)	(6,112)	—	—	—
Accrued interest payable	(108,010)	(108,010)	—	(108,010)	—	—
Derivative liabilities(1)	(24,404)	(24,404)	—	(104,649)	—	80,245
Other:
Commitments to extend credit for advances	—	(2,623)	—	(2,623)	—	—
Standby letters of credit	(1,540)	(1,540)	—	(1,540)	—	—

	December 31, 2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$69,416	$69,416	$69,416	$—	$—	$—
Interest-bearing deposits	1,253,873	1,253,873	1,253,873	—	—	—
Securities purchased under agreements to resell	3,500,000	3,500,003	—	3,500,003	—	—
Federal funds sold	860,000	859,999	—	859,999	—	—
Trading securities(1)	2,250,264	2,250,264	—	2,250,264	—	—
Available-for-sale securities(1)	7,409,000	7,409,000	—	7,344,348	64,652	—
Held-to-maturity securities	871,107	1,035,410	—	456,942	578,468	—
Advances	34,595,363	34,735,775	—	34,735,775	—	—
Mortgage loans, net	4,501,251	4,634,141	—	4,615,737	18,404	—
Accrued interest receivable	112,163	112,163	—	112,163	—	—
Derivative assets(1)	159,731	159,731	—	15,329	—	144,402
Other assets(1)	31,939	31,939	13,894	18,045	—	—
Liabilities:
Deposits	(674,309)	(674,269)	—	(674,269)	—	—
COs:
Bonds	(23,888,493)	(24,226,123)	—	(24,226,123)	—	—
Discount notes	(27,681,169)	(27,681,470)	—	(27,681,470)	—	—
Mandatorily redeemable capital stock	(5,806)	(5,806)	(5,806)	—	—	—
Accrued interest payable	(104,477)	(104,477)	—	(104,477)	—	—
Derivative liabilities(1)	(10,271)	(10,271)	—	(43,805)	—	33,534
Other:
Commitments to extend credit for advances	—	(3,884)	—	(3,884)	—	—
Standby letters of credit	(1,723)	(1,723)	—	(1,723)	—	—

_______________________

(1)	Carried at fair value and measured on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 13.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis (dollars in thousands)

	March 31, 2020
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,330	$—	$—	$5,330
U.S. Treasury obligations	—	3,554,179	—	—	3,554,179
U.S. government-guaranteed – single-family MBS	—	3,794	—	—	3,794
GSE – single-family MBS	—	65	—	—	65
Total trading securities	—	3,563,368	—	—	3,563,368
Available-for-sale securities:
HFA securities	—	—	65,395	—	65,395
Supranational institutions	—	438,284	—	—	438,284
U.S. government-owned corporations	—	314,724	—	—	314,724
GSE	—	133,789	—	—	133,789
U.S. government guaranteed – single-family MBS	—	52,586	—	—	52,586
U.S. government guaranteed – multifamily MBS	—	248,428	—	—	248,428
GSE – single-family MBS	—	2,342,640	—	—	2,342,640
GSE – multifamily MBS	—	3,650,488	—	—	3,650,488
Total available-for-sale securities	—	7,180,939	65,395	—	7,246,334
Derivative assets:
Interest-rate-exchange agreements	—	30,712	—	196,861	227,573
Mortgage delivery commitments	—	147	—	—	147
Total derivative assets	—	30,859	—	196,861	227,720
Other assets	16,238	14,688	—	—	30,926
Total assets carried at fair value on a recurring basis	$16,238	$10,789,854	$65,395	$196,861	$11,068,348
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$1,269	$—	$1,269
REO	—	—	110	—	110
Total assets carried at fair value on a nonrecurring basis	$—	$—	$1,379	$—	$1,379
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(103,954)	$—	$80,245	$(23,709)
Mortgage delivery commitments	—	(695)	—	—	(695)
Total liabilities carried at fair value on a recurring basis	$—	$(104,649)	$—	$80,245	$(24,404)

	December 31, 2019
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,896	$—	$—	$5,896
U.S. Treasury obligations	—	2,240,236	—	—	2,240,236
U.S. government guaranteed – single-family MBS	—	4,047	—	—	4,047
GSE – single-family MBS	—	85	—	—	85
Total trading securities	—	2,250,264	—	—	2,250,264
Available-for-sale securities:
HFA securities	—	—	64,652	—	64,652
Supranational institutions	—	416,429	—	—	416,429
U.S. government-owned corporations	—	296,761	—	—	296,761
GSE	—	123,786	—	—	123,786
U.S. government guaranteed – single-family MBS	—	57,714	—	—	57,714
U.S. government guaranteed – multifamily MBS	—	282,617	—	—	282,617
GSE – single-family MBS	—	2,590,271	—	—	2,590,271
GSE – multifamily MBS	—	3,576,770	—	—	3,576,770
Total available-for-sale securities	—	7,344,348	64,652	—	7,409,000
Derivative assets:
Interest-rate-exchange agreements	—	15,102	—	144,402	159,504
Mortgage delivery commitments	—	227	—	—	227
Total derivative assets	—	15,329	—	144,402	159,731
Other assets	13,894	18,045	—	—	31,939
Total assets carried at fair value on a recurring basis	$13,894	$9,627,986	$64,652	$144,402	$9,850,934
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label MBS	$—	$—	$6,856	$—	$6,856
Mortgage loans held for portfolio	—	—	1,198	—	1,198
REO	—	—	78	—	78
Total assets carried at fair value on a nonrecurring basis	$—	$—	$8,132	$—	$8,132
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(43,805)	$—	$33,534	$(10,271)
Total liabilities carried at fair value on a recurring basis	$—	$(43,805)	$—	$33,534	$(10,271)
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

Table 13.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020 and 2019.

Table 13.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$64,652	$49,601
Unrealized gains included in other comprehensive income	743	747
Balance at end of period	$65,395	$50,348

Note 14 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2020, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2020, and December 31, 2019. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion and $974.4 billion at March 31, 2020, and December 31, 2019, respectively. See Note 9 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 14.1 - Off-Balance Sheet Commitments(1) (dollars in thousands)

	March 31, 2020			December 31, 2019
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$7,468,699	$216,679	$7,685,378	$7,484,754	$215,014	$7,699,768
Commitments for unused lines of credit - advances (3)	1,134,788	—	1,134,788	1,143,828	—	1,143,828
Commitments to make additional advances	277,891	70,320	348,211	434,253	88,167	522,420
Commitments to invest in mortgage loans	98,765	—	98,765	49,911	—	49,911
Unsettled CO bonds, at par	711,500	—	711,500	—	—	—
Unsettled CO discount notes, at par	1,227,230	—	1,227,230	500,000	—	500,000
__________________________

(1)	We have deemed it unnecessary to record any liability for credit losses on these agreements.

(2)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At March 31, 2020, and December 31, 2019, these amounts totaled $11.5 million and $27.2 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $550 thousand and $1.8 million at March 31, 2020, and December 31, 2019, respectively.

(3)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At March 31, 2020, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2027. Currently, we offer new standby letters of credit with expiration periods of up to 10 years. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.5 million and $1.7 million at March 31, 2020, and December 31, 2019, respectively.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 60 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We have pledged securities as collateral related to derivatives. See Note 7 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features.

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

Note 15 — Transactions with Shareholders
.
Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at March 31, 2020.

Table 15.1 - Shareholder Concentrations, Balance Sheet (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2020
Citizens Bank, N.A.	$342,580	15.1%	$8,005,678	17.8%	$1,072	2.3%

December 31, 2019
Citizens Bank, N.A.	$222,684	11.9%	$5,005,773	14.5%	$1,678	3.5%

We held sufficient collateral to support the advances to the above institution such that we do not expect to incur any credit losses on these advances.

Table 15.2 - Shareholder Concentrations, Income Statement (dollars in thousands)

	Interest Income on Advances	Percent of Total Advances Interest Income	Fees on Letters of Credit	Percent of Total Fees on Letters of Credit
Citizens Bank, N.A.
For the three months ended March 31, 2020	$23,750	14.1%	$1,586	61.8%
For the three months ended March 31, 2019	$39,113	15.8%	$1,878	81.4%

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 15.3 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2020	$452,365	19.9%	$10,137,669	22.6%	$4,120	8.9%
December 31, 2019	112,811	6.0	2,224,141	6.4	3,581	7.4

Note 16 — Subsequent Events

On April 24, 2020, the board of directors declared a cash dividend at an annualized rate of 5.06 percent based on capital stock balances outstanding during the first quarter of 2020. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $24.2 million and was paid on May 4, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2019 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report along with the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•
the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the anticipated cessation of the LIBOR benchmark rate, the development of alternative rates, including the Secured Overnight Financing Rate (SOFR), and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from changes in U.S. fiscal policy or ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments; the condition of the capital markets on our COs;

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

•
the impact of the coronavirus or other pandemics, epidemics, or health emergencies and responses to such events, including, among other things, the effect on the Bank resulting from illness or quarantines of employees or business partners on which we rely or from remote work arrangements; negative effects on our members’ businesses and their demands for our products; and effects generally on the economy and financial markets;

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

•
the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches (including cyber-attacks), which could increase as a result of COVID-19 related changes in our operating environment; and

•	our ability to attract and retain skilled employees.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2019 Annual Report.

EXECUTIVE SUMMARY

For the three months ended March 31, 2020, a quarter marked by extraordinary market volatility and interest rate declines as investors reacted to expectations of a severe economic downturn in response to the COVID-19 pandemic, net income decreased to $41.7 million, from $54.5 million for the three months ended March 31, 2019. The decrease in net income was primarily due to a decrease of $55.5 million in net interest income after provision for credit losses as well as a $53.1 million increase in net losses on derivative and hedging activities. A sharp decline in interest rates during the quarter caused us to experience a substantial temporary compression of net interest margin earned on overnight investments that we held for liquidity management purposes and financed by short-term COs, and also caused substantial amortization of net premiums on available-for-sale securities. Decreases to net income were partially offset by an increase of $46.4 million in net unrealized gains on trading securities and a $40.7 million increase in net gain on sale of held-to-maturity securities. Net interest income after provision for credit losses for the three months ended March 31, 2020, was $31.0 million, compared with $86.6 million for the same period in 2019. A significant portion of the $55.5 million decrease in net interest income after provision for credit losses was the result of a $26.1 million decline in prepayment fees on advances from $26.9 million for the three months ended March 31, 2019 to $838 thousand for the three months ended March 31, 2020. Advances balances totaled $45.1 billion at March 31, 2020, an increase of 30.3 percent, compared to $34.6 billion at December 31, 2019. Our return on average equity was 5.15 percent for the three months ended March 31, 2020, compared with 6.94 percent for the same period in 2019, a decrease of 179 basis points. Our business model is designed to allow for variability in demand for advances and changes in interest rates. While sharply lower interest rates contributed to reduced net income, our financial condition continued to strengthen with retained earnings of $1.47 billion at March 31, 2020, a surplus of $773.1 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of March 31, 2020. We also provided a dividend spread of 350 basis points over the daily average three-month LIBOR. We will evaluate our dividend strategy throughout the remainder of 2020.

Our overall results of operations are influenced by the economy and financial markets, and in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs in response to demand for advances during the quarter ended March 31, 2020.

Net Interest Margin

For the three months ended March 31, 2020, net interest margin was 0.20 percent, a decrease of 39 basis points from the same period in 2019. The decrease in net interest margin mainly reflects the negative impact of sharply lower interest rates on overnight investments funded by capital stock and short-term debt, lower advances prepayment fee income, and higher premium amortization on U.S. Agency mortgage-backed securities. We experienced substantial temporary net interest margin compression as a result of two unscheduled Federal Open Market Committee (FOMC) actions to reduce the targeted federal funds rate a total of 1.50 percentage points. The FOMC’s actions came shortly after we funded a significant volume of overnight advances by issuing term discount notes that we were required to issue in order to meet liquidity requirements. This net interest margin compression is expected to extend through May 2020 and to continue to have an adverse impact on net interest income in the second quarter of 2020.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. As the COVID-19 pandemic put stresses on markets, member institutions increased their usage of advances to meet their funding needs throughout March 2020. Advances balances totaled $45.1 billion at March 31, 2020, an increase of 30.3 percent, compared to $34.6 billion at December 31, 2019. The increase in advances was primarily in short-term fixed-rate and variable-rate advances.

Accretable yields from investments in private-label MBS

For the three months ended March 31, 2020 and 2019, we recognized $5.3 million and $7.3 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2019 Annual Report.

The amortized cost of our total investments in private-label MBS has declined to $275.1 million at March 31, 2020. The allowance for credit losses for our private-label MBS was $3.8 million at March 31, 2020.

Legislative and Regulatory Developments

During and after the first quarter, legislation has been enacted, and the FHFA and other regulators with authority over us or our way of doing business have issued or proposed regulations and issued guidance as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

In July 2017, the United Kingdom’s FCA, which regulates LIBOR, announced its intention to stop persuading or compelling the major banks that sustain LIBOR to submit rate quotations after 2021. We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Many of our assets and liabilities are indexed to LIBOR, and we continue to assess legacy contracts across products and monitor risks to determine the effect of LIBOR discontinuance. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we have developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We are also working with the other FHLBanks and the Office of Finance as we transition our floating-rate note issuance from LIBOR. In October 2019 we began to offer a SOFR-based advance. We are updating our operational processes and models to support new alternative reference rate activity. For further details see the following Risk Factors in the 2019 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and Operational Risks — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in — Legislative and Regulatory Developments as well as in Financial Condition — Transition from LIBOR to Alternative Reference Rates.

Coronavirus Pandemic: COVID-19

The economic effects of the COVID-19 pandemic in the United States are rapidly evolving, and the full impact and duration of the virus are unknown. Managing COVID-19 has strained and severely taxed healthcare systems, businesses, and economies worldwide. The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions and have resulted in significant changes in interest rates, credit spreads, and asset prices which have had adverse impacts on us. The financial effects of COVID-19 have increased credit risks to our investment portfolios, including private-label MBS, money market investments, and our MPF loans, among others. Decreased interest rates are expected to have negative impacts to our net income, including on our money market assets and through accelerated premium amortization on MBS. Possible effects may include, among other things, disruption to our members, uncertainties in the credit markets, operational incidents because of a remote work force, and a decline in the fair value of assets.

Governmental and public actions taken in response to the COVID-19 pandemic (such as shelter-in-place or similar orders, travel restrictions, and business shutdowns), have significantly reduced economic activity and created substantial uncertainty about the future economic environment. Unemployment claims have increased dramatically as employers lay off workers. The COVID-19 pandemic and related developments have resulted in substantial disruptions in the financial markets, including dramatic increases in market volatilities, and have led to concerns that economic effects will lead to a global recession. In response to COVID-19 developments, the Federal Reserve responded with a series of monetary policy adjustments in March 2020, including rapid reductions to the targeted federal funds rate totaling 1.50 percentage points, an increase in its daily repurchase agreement offerings, announced purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, and the establishment of multiple liquidity facilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, and funding for the Paycheck Protection Program (PPP), which was created by the CARES Act, was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act. Also in response to COVID-19, the FHFA has taken certain actions to provide various forms of relief and guidance regarding the financial, operational, credit market, and other effects of the pandemic. We experienced substantial temporary net interest margin compression beginning in March 2020 as a result of FOMC reductions in interest rates when we funded a significant volume of overnight advances by issuing term discount notes that we were required to issue in order to meet liquidity requirements. This net interest margin compression is expected to extend through May 2020 and to continue to have an adverse impact on net interest income in the second quarter of 2020.

We continued to meet our funding needs throughout recent events. The FHLBanks coordinated and cooperated in the issuance of FHLBank System COs, including being prepared to provide an orderly allocation of debt if needed and issuing certain structures and maturities that reduced the funding risks to the FHLBanks. As a consequence of the Federal Reserve’s Open Market Operations in response to market uncertainty, interest rates declined significantly. The Federal Reserve’s stated goals were maximum employment and price stability. Since then, the FHLBank System COs have seen increased liquidity, especially in the shorter term maturities reflecting member needs and investor preference.

Demand for advances increased in March, but has since decreased. Among other things, high member deposits have limited additional demand for advances following quarter end. In addition, the Federal Reserve’s lending facility to support the Paycheck Protection Program of the CARES Act, which provides loans to businesses, may have decreased demand for advances as members have been able to borrow under that facility at lower rates than are offered for advances. The risk of credit losses has likely increased. We are continuing to monitor credit and collateral conditions and make adjustments as needed. The CARES Act contains mortgage loan forbearance for borrowers. The continued inability of borrowers to make payments on mortgage loans post-forbearance may affect our results of operations through an increase in delinquency and loss performance in our MPF loan portfolio. We continue to help our members support small business customers through low interest funding. Our Jobs for New England (JNE) Working Capital Lending Program provides zero-interest advances to our members to enable them to make working capital loans at low rates to their eligible small business customers.

On March 12, 2020, the Bank asked employees who were not operationally critical to work remotely, and except for specific, limited needs of short duration, all staff have been working remotely since late March 2020. Following the implementation of our Business Continuity Plan, we have remained fully operational with minimal impact on services to our members and other counterparties. At this time, we cannot predict when our full employee base will be permitted to return to work in our offices. We could experience significant operational difficulties or disruptions, which could impair our ability to conduct and manage our business effectively. While we have deployed modern, secure virtual private network and remote terminal solutions, a remote workforce is less secure than a workforce on a closed corporate network. Our reliance on operationally critical vendors increases risk because those vendors may themselves, because of remote work requirements, be operating in a less secure manner. For further details of the potential impact of these events on the Bank, see Part II— Item 1A — Risk Factors. Additional information is provided in Economic Conditions.

ECONOMIC CONDITIONS

Economic Environment

The response to the coronavirus pandemic has severely disrupted economic activity in many countries, including the United States. Global financial conditions have been affected significantly and the economic outlook remains highly uncertain.

With social-distancing and shelter-in-place restrictions in much of the United States, firms have rapidly shed workers on an extraordinary scale. Total nonfarm payroll employment fell by 870,000 and 20.5 million in March and April 2020, respectively, and the unemployment rate rose from 4.4 percent in March to 14.7 percent in April. Job losses were pervasive in all major industry sectors, with particularly heavy losses in leisure and hospitality where employment decreased by 7.7 million in April. The labor force participation rate declined by 2.5 percentage points in April to 60.2 percent, the lowest level in nearly fifty years.

Consumer confidence also fell in April, as the economic outlook deteriorated. Consumer confidence may decline further in the months ahead as labor market conditions worsen.

The uncertainty about the coronavirus spread through financial markets in March 2020. Equity prices fell sharply and the Chicago Board Options Exchange Volatility Index, or VIX, frequently used as a measure of uncertainty based on equity market volatility, increased to a level higher than that experienced at the height of the 2008 financial crisis.

To stem job losses and mitigate the economic disruption, Congress has passed the CARES Act. The $2.2 trillion relief package, at roughly 9 percent of gross domestic product, includes several measures targeted to alleviate the adverse economic impact on households, businesses, and workers. The size of the relief package has increased and may further increase with subsequent legislation.

Economic conditions in New England mirrored the deterioration in the rest of the U.S. While the March 2020 unemployment rate for the six New England states was 3.2 percent, only slightly higher than the unemployment rate of 3.0 percent in February 2020, unemployment is expected to increase sharply. Massachusetts workers filed nearly 480,000 new unemployment insurance claims over a four-week period beginning in the middle of March 2020, compared to 24,000 new claims over the preceding four-week period.

Interest-Rate Environment

On March 3, 2020, the FOMC stated that the coronavirus outbreak poses evolving risks to economic activity and in an unscheduled meeting lowered the target range for the federal funds rate by 50 basis points, to 1.00 percent to 1.25 percent, noting that it will closely monitor developments and their implications for the economic outlook and will act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the federal funds rate in an unscheduled meeting, to a target range of 0 percent to 0.25 percent, noting that the coronavirus outbreak had harmed communities and disrupted economic activity in many countries, including the United States, and had significantly affected global financial conditions. In the weeks before and after the Federal Reserve's early March cut in the federal funds target rate, interest rates declined significantly. Generally, investor demand for high credit quality, fixed-income investments, including the FHLBanks' consolidated obligations, increased relative to other investments and the Bank continued to meet its funding needs during this time. However, the spreads of the FHLBanks' consolidated obligations relative to U.S. Treasury securities widened and the fixed-income market conditions became more challenging, with market participants favoring shorter-term obligations.

Table 1 - Key Interest Rates

	Three Month Average		Ending Rate
	March 31, 2020	March 31, 2019	March 31, 2020	December 31, 2019
Federal funds effective rate	1.23%	2.40%	0.08%	1.55%
3-month LIBOR	1.53%	2.69%	1.45%	1.91%
3-month U.S. Treasury yield	1.09%	2.42%	0.06%	1.55%
2-year U.S. Treasury yield	1.10%	2.49%	0.25%	1.57%
5-year U.S. Treasury yield	1.16%	2.47%	0.38%	1.69%
10-year U.S. Treasury yield	1.38%	2.65%	0.67%	1.92%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2019, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data (dollars in thousands)

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Statement of Condition
Total assets	$68,900,865	$55,662,811	$56,923,960	$55,779,532	$52,327,612
Investments, net(1)	18,072,153	16,144,244	13,593,020	13,963,431	15,543,790
Advances	45,076,223	34,595,363	38,539,591	37,096,797	32,152,009
Mortgage loans held for portfolio, net(2)	4,528,474	4,501,251	4,459,120	4,421,028	4,368,333
Deposits and other borrowings	859,816	674,309	625,873	594,848	555,031
Consolidated obligations:
Bonds	24,576,586	23,888,493	25,864,142	25,292,490	24,913,714
Discount notes	39,692,253	27,681,169	26,896,215	26,424,978	23,585,929
Total consolidated obligations	64,268,839	51,569,662	52,760,357	51,717,468	48,499,643
Mandatorily redeemable capital stock	6,112	5,806	17,107	17,107	17,413
Class B capital stock outstanding-putable(3)	2,266,329	1,869,130	2,031,651	1,995,252	1,830,240
Unrestricted retained earnings	1,116,001	1,114,337	1,085,463	1,087,641	1,090,811
Restricted retained earnings	357,148	348,817	335,110	328,685	321,561
Total retained earnings	1,473,149	1,463,154	1,420,573	1,416,326	1,412,372
Accumulated other comprehensive loss	(248,237)	(186,972)	(215,797)	(237,362)	(278,808)
Total capital	3,491,241	3,145,312	3,236,427	3,174,216	2,963,804
Results of Operations
Net interest income after provision for credit losses	$31,035	$68,329	$56,326	$57,721	$86,565
Litigation settlements	—	29,358	3	—	—
Other income (loss), net	37,597	12,617	2,067	3,675	(6,736)
Other expense	22,341	34,137	22,671	21,789	19,287
AHP assessments	4,636	7,633	3,597	3,987	6,085
Net income	$41,655	$68,534	$32,128	$35,620	$54,457
Other Information
Dividends declared	$24,129	$25,953	$27,881	$31,666	$37,272
Dividend payout ratio	57.93%	37.87%	86.78%	88.90%	68.44%
Weighted-average dividend rate(4)	5.46	5.73	6.04	6.22	6.17
Return on average equity(5)	5.15	9.13	4.28	4.77	6.94
Return on average assets	0.27	0.50	0.24	0.27	0.37
Net interest margin(6)	0.20	0.50	0.43	0.43	0.59
Average equity to average assets	5.27	5.49	5.66	5.57	5.33
Total regulatory capital ratio(7)	5.44	6.00	6.09	6.15	6.23
_______________________

(1)
Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold. The allowance for credit losses for held-to-maturity private-label MBS amounted to $3.8 million as of March 31, 2020.

(2)
The allowance for credit losses for mortgage loans amounted to $3.5 million as of March 31, 2020 and $500 thousand for each of the periods ending December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, respectively.

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

(7)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 11 — Capital.

RESULTS OF OPERATIONS

Net Income

Net income decreased to $41.7 million for the three months ended March 31, 2020, from $54.5 million for the same period in 2019, the result of a decrease of $55.5 million in net interest income after provision for credit losses as well as a $53.1 million increase in net losses on derivative and hedging activities, partially offset by an increase of $46.4 million in net unrealized gains on trading securities and a $40.7 million increase in net gain on sale of held-to-maturity securities.

The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the three months ended March 31, 2020, was $31.0 million, compared with $86.6 million for the same period in 2019. The $55.5 million decrease in net interest income after provision for credit losses was due to several factors, the largest of which was a $26.1 million decline in net prepayment fees on advances, from $26.9 million for the three months ended March 31, 2019 to $838 thousand for the three months ended March 31, 2020. Net interest income was also negatively affected by higher premium amortization on U.S. Agency mortgage-backed securities resulting from a significant decrease in long-term interest rates, as well as lower returns from investing the Bank’s capital and liquidity due to a sharp decrease in short-term interest rates. The benefits from an increase of $1.8 billion in average earning assets partially offset the decreases in net interest income. The increase in average earning assets primarily consisted of a $3.4 billion increase in average investments offset by a $1.8 billion decrease in average advances. For additional information see — Rate and Volume Analysis.

In March 2020 the Federal Reserve lowered the target range for the federal funds rate from 1.50 to 1.75 percent to a target range from 0 to 0.25 percent. A prolonged period of very low interest rates could reduce our net interest income and have a material adverse impact on our results of operations or financial condition. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the Federal Reserve may keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

Net interest spread was 0.12 percent for the three months ended March 31, 2020, a 32 basis point decrease from the same period in 2019, and net interest margin was 0.20 percent, a 39 basis point decrease from 2019. The decrease in net interest spread reflects a 101 basis point decrease in the average yield on earning assets and a 69 basis point decrease in the average yield on interest-bearing liabilities. The decreases in both net interest spread and net interest margin mainly reflect the negative impact of sharply lower interest rates on overnight investments funded by capital stock and short-term debt, lower advances prepayment fee income, and higher premium amortization on U.S. Agency mortgage-backed securities. In particular, the sharp and rapid drop in interest rates caused a substantial temporary compression of net interest margin the Bank earned on short-term debt we held for liquidity management purposes during the quarter. This reduction in net interest income resulting from maintaining on-balance-sheet liquidity is expected to continue into May 2020 and thereafter to begin to improve.

Table 3 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$34,962,157	$169,497	1.95%	$36,753,839	$274,808	3.03%
Interest-bearing deposits	1,441,240	4,969	1.39	601,986	3,670	2.47
Securities purchased under agreements to resell	4,233,538	14,361	1.36	6,572,134	39,861	2.46
Federal funds sold	5,054,890	16,717	1.33	4,054,722	24,294	2.43
Investment securities(2)	11,006,371	40,079	1.46	7,159,745	41,433	2.35
Mortgage loans(2)	4,520,430	36,846	3.28	4,341,656	37,369	3.49
Other earning assets	16,484	47	1.15	833	5	2.43
Total interest-earning assets	61,235,110	282,516	1.86	59,484,915	421,440	2.87
Other non-interest-earning assets	255,492			278,563
Fair-value adjustments on investment securities	242,602			(67,260)
Total assets	$61,733,204	$282,516	1.84%	$59,696,218	$421,440	2.86%
Liabilities and capital
Consolidated obligations
Discount notes	$33,198,794	$127,482	1.54%	$29,503,580	$177,939	2.45%
Bonds	24,252,319	123,547	2.05	25,855,281	154,817	2.43
Deposits	725,485	838	0.46	490,098	1,805	1.49
Mandatorily redeemable capital stock	5,920	74	5.03	20,017	307	6.22
Other borrowings	54,396	224	1.66	671	4	2.42
Total interest-bearing liabilities	58,236,914	252,165	1.74	55,869,647	334,872	2.43
Other non-interest-bearing liabilities	244,727			645,976
Total capital	3,251,563			3,180,595
Total liabilities and capital	$61,733,204	$252,165	1.64%	$59,696,218	$334,872	2.28%
Net interest income		$30,351			$86,568
Net interest spread			0.12%			0.44%
Net interest margin			0.20%			0.59%
_________________________

(1)	Yields are annualized.

(2)	The average balances are reflected at amortized cost.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three months ended March 31, 2020 and 2019. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2020 vs. 2019
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(12,823)	$(92,488)	$(105,311)
Interest-bearing deposits	3,422	(2,123)	1,299
Securities purchased under agreements to resell	(11,391)	(14,109)	(25,500)
Federal funds sold	5,039	(12,616)	(7,577)
Investment securities	17,377	(18,731)	(1,354)
Mortgage loans	1,503	(2,026)	(523)
Other earning assets	46	(4)	42
Total interest income	3,173	(142,097)	(138,924)
Interest expense
Consolidated obligations
Discount notes	20,211	(70,668)	(50,457)
Bonds	(9,178)	(22,092)	(31,270)
Deposits	622	(1,589)	(967)
Mandatorily redeemable capital stock	(185)	(48)	(233)
Other borrowings	222	(2)	220
Total interest expense	11,692	(94,399)	(82,707)
Change in net interest income	$(8,519)	$(47,698)	$(56,217)

Average Balance of Advances Outstanding

The average balance of total advances decreased $1.8 billion, or 4.9 percent, for the three months ended March 31, 2020, compared with the same period in 2019. We cannot predict whether this trend will continue.

For the three months ended March 31, 2020 and 2019, net prepayment fees on advances were $838 thousand and $26.9 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances in the 2019 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $483.5 million, or 4.3 percent, for the three months ended March 31, 2020, compared with the same period in 2019. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the sharp decrease in the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold decreased from 2.43 percent during the three months ended March 31, 2019 to 1.33 percent during the three months ended March 31, 2020, while average yields on securities purchased under agreements to resell decreased from 2.46 percent for the three months ended March 31, 2019 to 1.36 percent for the three months ended March 31, 2020. These investments are used for liquidity management.

Average investment-securities balances increased $3.8 billion, or 53.7 percent for the three months ended March 31, 2020, compared with the same period in 2019, an increase consisting primarily of a $3.2 billion increase in U.S. Treasury obligations and a $689.1 million increase in MBS.

Average Balance of COs

Average CO balances increased $2.1 billion, or 3.8 percent, for the three months ended March 31, 2020, compared with the same period in 2019, resulting from our increased funding needs principally due to the increase in our average investment securities balances. This overall increase consisted of an increase of $3.7 billion in CO discount notes offset by a $1.6 billion decrease in CO bonds.

The average balance of CO discount notes represented approximately 57.8 percent of total average COs during the three months ended March 31, 2020, compared with 53.3 percent of total average COs during the three months ended March 31, 2019. The average balance of CO bonds represented 42.2 percent and 46.7 percent of total average COs outstanding during the three months ended March 31, 2020 and 2019, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Three Months Ended March 31, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(337)	$—	$(276)	$(888)	$—	$(1,501)
Losses on designated fair-value hedges	(2,487)	(8,941)	—	(500)	—	(11,928)
Net interest settlements on derivatives(2)	(2,625)	(9,098)	—	2,956	—	(8,767)
Total net interest income	(5,449)	(18,039)	(276)	1,568	—	(22,196)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(204)	(52,365)	—	—	—	(52,569)
Mortgage delivery commitments	—	—	(62)	—	—	(62)
Price alignment amount(3)	—	—	—	—	73	73
Net (losses) gains on derivatives and hedging activities	(204)	(52,365)	(62)	—	73	(52,558)

Subtotal	(5,653)	(70,404)	(338)	1,568	73	(74,754)

Net gains on trading securities(4)	—	46,473	—	—	—	46,473
Total net effect of derivatives and hedging activities	$(5,653)	$(23,931)	$(338)	$1,568	$73	$(28,281)

	For the Three Months Ended March 31, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(444)	$—	$(96)	$(75)	$(615)
Gains (losses) on designated fair-value hedges	1,061	(4,074)	—	(992)	(4,005)
Net interest settlements on derivatives(2)	16,251	(5,791)	—	(9,080)	1,380
Total net interest income	16,868	(9,865)	(96)	(10,147)	(3,240)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(30)	(30)	—	—	(60)
Mortgage delivery commitments	—	—	608	—	608
Net (losses) gains on derivatives and hedging activities	(30)	(30)	608	—	548

Subtotal	16,838	(9,895)	512	(10,147)	(2,692)

Net losses on trading securities(4)	—	(387)	—	—	(387)
Total net effect of derivatives and hedging activities	$16,838	$(10,282)	$512	$(10,147)	$(3,079)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

FINANCIAL CONDITION

Advances

At March 31, 2020, the advances portfolio totaled $45.1 billion, an increase of $10.5 billion compared with $34.6 billion at December 31, 2019. Advances increased during the month of March, as members sought on-balance-sheet liquidity as a result of market volatility and projected additional loan demand. During the beginning of the second quarter, however, demand for advances began to decline, as member deposit levels increased significantly and the Federal Reserve encouraged depository institutions to borrow through the discount window.

Table 6 - Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2020		December 31, 2019
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$18,222,253	40.6%	$12,126,389	35.1%
Long-term	12,624,862	28.1	12,428,285	35.9
Putable	1,908,925	4.3	1,349,500	3.9
Overnight	1,847,258	4.1	1,409,017	4.1
Amortizing	847,168	1.9	783,400	2.3
All other fixed-rate advances	10,000	—	10,000	—
	35,460,466	79.0	28,106,591	81.3

Variable-rate advances
Simple variable (1)	9,362,395	20.8	6,379,495	18.4
All other variable-rate indexed advances	61,541	0.1	63,801	0.2
Putable	32,000	0.1	34,000	0.1
	9,455,936	21.0	6,477,296	18.7
Total par value	$44,916,402	100.0%	$34,583,887	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 5 — Advances for disclosures relating to redemption terms of the advances portfolio.

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

Table 7 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	March 31, 2020
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	243	$39,802,206	$108,218,466	271.9%
Category-2	13	330,639	788,004	238.3
Category-3	16	411,608	637,726	154.9
Insurance companies	27	4,371,949	5,501,691	125.8
Total	299	$44,916,402	$115,145,887	256.4%

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

The Bank may adjust the credit status category of a member from time to time based on the financial reviews and other circumstances of the members. The Bank requires Category-3 members (as well as all non-depository members) to deliver collateral to the Bank or its custodian, and all securities collateral is delivered, regardless of category.

We have implemented certain relief measures to help members serve customers affected by the COVID-19 pandemic, such as accommodating forbearance and modifications to pledged loan collateral and allowing electronic signatures on related documentation in certain circumstances, which could lead to credit losses if we are unable to liquidate the collateral for the discounted value assigned to it in the event of a payment default or failure of a member.

We have not recorded any allowance for credit losses on advances at March 31, 2020, and December 31, 2019, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 5 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	March 31, 2020
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2020
Citizens Bank, N.A.	$8,005,678	17.8%	0.56%	$23,750
People's United Bank, N.A.	4,475,181	10.0	0.49	9,686
State Street Bank and Trust Company	4,000,000	8.9	0.84	5,221
Webster Bank, N.A.	1,773,399	3.9	0.95	5,824
Washington Trust Company	1,198,534	2.7	1.64	5,709
Total of top five advance-borrowing institutions	$19,452,792	43.3%		$50,190
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2020, investment securities and short-term money-market instruments totaled $18.1 billion, an increase from $16.1 billion at December 31, 2019.

Short-term money-market investments increased $971.7 million to $6.6 billion at March 31, 2020, compared with December 31, 2019. The increase was attributable to a $2.6 billion increase in federal funds sold offset by a $1.5 billion decrease in securities purchased under agreements to resell and a $123.3 million decrease in interest bearing deposits.

Investment securities increased $956.2 million to $11.5 billion at March 31, 2020, compared with December 31, 2019. This was attributable to an increase of $1.3 billion in U.S. Treasury obligations offset by a $400.2 million decrease in MBS.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning one year and under to maturity and currently only consisting of overnight risk) money-market instruments issued by high-credit-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. Currently we place short-term funds with large, high-quality financial institutions with NRSRO long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis. All of these placements currently either expire within one day or are payable upon demand.

Prior to January 1, 2020, the applicable regulation required that all securities purchased must be rated in at least the third highest rating category from a NRSRO as of the date of purchase. Effective January 1, 2020, this requirement was replaced by an internal rating requirement. Such securities purchases starting on January 1, 2020 must be internally rated in at least the third highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. We also purchase securities issued by state or local HFAs that are rated in at least the second-highest rating category from an NRSRO as of the date of purchase. Effective January 1, 2020, this NRSRO rating requirement was also changed to an internal rating requirement in at least the second highest internal rating category.

In addition to these unsecured investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury and agency obligations, whose terms to maturity are up to 35 days and in MBS and HFA securities that are directly or indirectly supported by underlying mortgage loans.

We actively monitor our investments' credit exposures and the credit quality of our counterparties, including assessments of each counterparty's financial performance, capital adequacy, sovereign support, and collateral quality and performance, as well as related market signals such as securities prices and credit default swap spreads. We may reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities.

Table 9 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	March 31, 2020
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$—	$1,130,563	$—	$—	$—
Securities purchased under agreements to resell	—	500,000	1,500,000	—	—	—
Federal funds sold	—	550,000	2,905,000	—	—	—
Total money-market instruments	—	1,050,000	5,535,563	—	—	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	3,554,179	—	—	—	—
Corporate bonds	—	—	—	—	—	5,330
U.S. government-owned corporations	—	314,724	—	—	—	—
GSE	—	133,789	—	—	—	—
Supranational institutions	438,284	—	—	—	—	—
HFA securities	45,622	52,338	4,505	35,010	—	7,600
Total non-MBS	483,906	4,055,030	4,505	35,010	—	12,930

MBS:
U.S. government guaranteed - single-family	—	63,066	—	—	—	—
U.S. government guaranteed - multifamily	—	248,428	—	—	—	—
GSE – single-family	—	2,623,990	—	—	—	—
GSE – multifamily	—	3,741,415	—	—	—	—
Private-label	—	—	—	4,622	195,073	18,615
Total MBS	—	6,676,899	—	4,622	195,073	18,615

Total investment securities	483,906	10,731,929	4,505	39,632	195,073	31,545

Total investments	$483,906	$11,781,929	$5,540,068	$39,632	$195,073	$31,545
_______________________

(1)
The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2020. If a rating is on negative credit watch, the rating in the next lower rating category is substituted. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.

(2)	The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. Prior to January 1, 2020, this limit was based on a percentage of regulatory capital and the counterparty's long-term unsecured NRSRO credit rating. Effective January 1, 2020, the applicable FHFA regulation replaced this reference to NRSRO ratings with a reference to internal ratings determined by each FHLBank. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating.

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	March 31, 2020	December 31, 2019
Interest bearing deposits	$1,130,563	$1,253,873
Federal funds sold	3,455,000	860,000
Supranational institutions	438,284	416,429
U.S. government-owned corporations	314,724	296,761
GSEs	133,789	123,786

Private-Label MBS

Table 11 provides additional information related to our investments in MBS issued by private trusts. The table sets forth the credit ratings and summary credit-enhancements associated with our private-label MBS. Average current credit-enhancements as of March 31, 2020, reflect the percentage of subordinated class outstanding balances as of March 31, 2020, to our senior class outstanding balances as of March 31, 2020, weighted by the par value of our respective senior class securities. Average current credit-enhancements as of March 31, 2020, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Table 11 - Private-Label Residential MBS (dollars in thousands)

March 31, 2020
Par value by credit rating
Triple-B	$4,622
Below Investment Grade
Triple-C	225,434
Double-C	111,253
Single-C	4,394
Single-D	23,558
Unrated	28,509
Total par value	$397,770

Amortized cost	$275,069
Gross unrealized gains	17,389
Gross unrealized losses	(12,296)
Fair value	$280,162

Weighted average percentage of fair value to par value	70.43%
Original weighted average credit support	32.60
Weighted average credit support	3.33
Weighted average collateral delinquency (1)	16.14
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2019 Annual Report.

As of March 31, 2020, our mortgage loan investment portfolio totaled $4.5 billion, an increase of $27.2 million from December 31, 2019. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2019 Annual Report. For information on the credit performance of our mortgage loan portfolio as of March 31, 2020, see Item I — Financial Statements — Note 6 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 12.

Table 12 - Mortgage Loans Concentrations by State

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2020	December 31, 2019

Massachusetts	61%	60%
Maine	9	10
Connecticut	9	9
All others	21	21
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 13 - Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2020	December 31, 2019
Total par value of government loans past due 90 days or more and still accruing interest	$5,207	$5,381
Nonaccrual loans, par value	11,795	11,414
Troubled debt restructurings (not included above)	4,916	5,887

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of March 31, 2020, we were the beneficiary of PMI coverage of $147.0 million on $563.6 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

At March 31, 2020, and December 31, 2019, deposits totaled $859.8 million and $674.3 million, respectively.

Table 14 - Term Deposits Greater Than $100 thousand (dollars in thousands)

	March 31, 2020		December 31, 2019
Term deposits by maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$1,200	1.40%	$800	1.82%
Over three months through six months	—	—	—	—
Over six months through 12 months	—	—	—	—
Greater than 12 months	—	—	—	—
Total par value	$1,200	1.40%	$800	1.82%

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $227.7 million and $159.7 million as of March 31, 2020, and December 31, 2019, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $24.4 million and $10.3 million as of March 31, 2020, and December 31, 2019, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2020, and December 31, 2019. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 15 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2020		December 31, 2019
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$6,043,218	$(37,434)	$5,065,193	$(4,003)
	Swaps	Economic	667,300	(54,083)	677,300	(30,080)
Total associated with advances			6,710,518	(91,517)	5,742,493	(34,083)
Available-for-sale securities	Swaps	Fair value	3,735,362	27,876	3,735,362	17,946
Trading securities	Swaps	Economic	3,475,000	1,755	2,225,000	(885)
COs	Swaps	Fair value	3,030,030	674	3,327,550	(7,053)
	Forward starting swaps	Cash Flow	17,000	23	17,000	19
Total associated with COs			3,047,030	697	3,344,550	(7,034)
Total			16,967,910	(61,189)	15,047,405	(24,056)
Mortgage delivery commitments			98,765	(548)	49,911	227
Total derivatives			$17,066,675	(61,737)	$15,097,316	(23,829)
Accrued interest				(12,053)		(4,647)
Cash collateral, including related accrued interest				277,106		177,936
Net derivatives				$203,316		$149,460

Derivative asset				$227,720		$159,731
Derivative liability				(24,404)		(10,271)
Net derivatives				$203,316		$149,460
 _______________________

(1)
As of March 31, 2020 and 2019, embedded derivatives separated from the advance contract with notional amounts of $667.3 million and $677.3 million, respectively, and fair values of $53.8 million and $30.0 million, respectively, are not included in the table.

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

Tables 16 and 17 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $9.1 billion, representing 53.2 percent of all derivatives outstanding as of March 31, 2020. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 16 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	March 31, 2020
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,078,078	$(7,909)	$2,078,078	$7,756	1.81%	0.93%	1.43%	1.31%
Due after one year through two years	1,388,565	(26,435)	1,388,565	25,666	2.06	0.85	1.58	1.33
Due after two years through three years	691,450	(22,608)	691,450	22,272	2.04	0.88	1.61	1.31
Due after three years through four years	169,200	(9,729)	169,200	9,556	2.33	1.21	1.91	1.63
Due after four years through five years	1,281,675	(45,220)	1,281,675	44,460	1.60	0.10	0.91	0.79
Thereafter	434,250	(24,809)	434,250	23,987	1.98	0.59	1.22	1.35
Total	$6,043,218	$(136,710)	$6,043,218	$133,697	1.87%	0.71%	1.37%	1.21%
_______________________

(1)	Not included in the fair value is $99.3 million of variation margin paid for daily settled contracts.

(2)	Included in the advances hedged amount are $1.3 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)
The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2020.

Table 17 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	March 31, 2020
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$1,245,365	$7,573	$1,245,365	$(7,413)	2.01%	2.03%	1.17%	1.15%
Due after one year through two years	952,445	12,812	952,445	(12,525)	1.82	1.80	1.37	1.39
Due after two years through three years	237,220	8,078	237,220	(7,934)	1.86	1.80	1.15	1.21
Due after three years through four years	30,000	(1)	30,000	(3)	1.25	1.25	1.71	1.71
Due after four years through five years	225,000	3,580	225,000	(3,578)	1.82	1.82	0.14	0.14
Thereafter	340,000	27,253	340,000	(27,801)	2.71	1.42	0.73	2.02
Total	$3,030,030	$59,295	$3,030,030	$(59,254)	2.00%	1.85%	1.11%	1.26%
_______________________

(1)	Not included in the fair value is $58.6 million of variation margin received for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $980.0 million of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2020.

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

Table 18 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	March 31, 2020
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives	$13,606,595	$14,020	$213,553	$—	$227,573

Liability positions with credit exposure:
Uncleared derivatives
Single-A	688,500	(21,443)	—	21,600	157
Total derivative positions with nonmember counterparties to which we had credit exposure	14,295,095	(7,423)	213,553	21,600	227,730

Mortgage delivery commitments (2)	98,765	147	—	—	147
Total	$14,393,860	$(7,276)	$213,553	$21,600	$227,877

Derivative positions without credit exposure: (3)
Single-A	$2,607,025
Triple-B	65,790
Total derivative positions without credit exposure	$2,672,815
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

For information on our approach to the credit risks arising from our use of derivatives, see Part II — Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2019 Annual Report.

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

In assessing our current exposure to LIBOR, we have developed an inventory of financial instruments impacted and identified contracts that may require adding or adjusting the fallback language, the provisions in the financial instrument or contract that specify how LIBOR is to be replaced with an alternative reference rate and related provisions, which may identify the replacement rate. We have added or adjusted fallback language to our advances agreements with members, and the FHLBank System has added fallback language to consolidated obligations. We continue to monitor market-wide efforts to address fallbacks related to LIBOR-based derivatives and investment securities as well as fallback language for other financial instruments. We continue to assess our operational readiness, including updating processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

The Bank participated in the FHLBank System’s first issuance of SOFR-indexed COs in November 2018, and we have continued to participate in SOFR-indexed CO issuances throughout 2019 as our funding needs required. Market activity in SOFR-indexed financial instruments continues to increase. During the three months ended March 31, 2020, we issued $2.0 billion in SOFR-indexed COs. In October 2019, the Bank began to offer a SOFR-based advance.

In March 2019, the Bank began to implement OIS based on the federal funds effective rate as an alternative interest rate hedging strategy for certain financial instruments, rather than using LIBOR when entering into new derivative transactions. In addition, a SOFR-based derivative market has begun to emerge.

On September 27, 2019, the FHFA issued the Supervisory Letter that limits certain activities of the FHLBanks with respect to new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021. Early in 2019, we limited the maturities of certain advances that are linked to LIBOR to December 31, 2021. In addition, prior to the issuance of the Supervisory Letter, we had ceased purchasing investments that reference LIBOR and mature after December 31, 2021, and we had suspended entering into LIBOR-indexed derivatives that terminate after December 31, 2021. See Legislative and Regulatory Developments for more information on the Supervisory Letter.

On March 25, 2020, as effects of the COVID-19 pandemic were beginning to unfold, the FCA released a statement confirming that firms should not rely on LIBOR being published after the end of 2021 and that that date should remain the target date for replacement of LIBOR.

We have exposures to advances, investment securities, and CO bonds with interest rates indexed to LIBOR. Table 19 presents exposure to LIBOR-indexed advances, investment securities, and CO bonds at March 31, 2020.

Table 19 - LIBOR-Indexed Variable Rate Financial Instruments at March 31, 2020 (dollars in thousands)

	Due Prior to December 31, 2021	Due After December 31, 2021
Advances, par amount by redemption term(1)	$204,600	$—
Investment securities, par amount by contractual maturity
Non-MBS	3,090	80,647
MBS(2)	9,340	1,884,337
Total investment securities	12,430	1,964,984
CO bonds, par amount by contractual maturity	250,000	—
Total financial instruments	$467,030	$1,964,984
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

The following table presents our variable rate advances, investment securities, and consolidated bonds by interest-rate index at March 31, 2020.

Table 20 - Variable Rate Financial Instruments by Interest-Rate Index (dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$204,600	$83,737	$1,893,677	$250,000
SOFR	—	—	—	6,709,000
FHLBank discount note auction rate	9,212,395	—	—	—
Other	38,941	—	111,087	—
Total	$9,455,936	$83,737	$2,004,764	$6,959,000

The following table presents our derivatives with LIBOR exposure at March 31, 2020.
Table 21 - Notional Amount of Derivative with LIBOR Exposure by Termination Date (dollars in thousands)

	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2020	$741,040	$187,000	$798,800	$116,790
Terminates in 2021	186,770	615,000	920,203	159,600
Terminates in 2022 and thereafter	137,220	200,000	173,575	1,185,500
Total notional amount	$1,065,030	$1,002,000	$1,892,578	$1,461,890

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Part I — Item 1 — Business — Consolidated Obligations of the 2019 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing —

Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

During the three months ended March 31, 2020, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. As we entered March 2020, markets were disrupted by uncertainty surrounding the COVID-19 pandemic, spurring two FOMC actions to reduce the federal funds target rate by a total of 150 basis points. Our short-term funding was generally driven by increased member demand for advances and was achieved primarily through the issuance of discount notes and short-term CO bonds. We maintained liquidity through short-term investments in compliance with guidance from the FHFA. Maintaining liquidity on our balance sheet, however, exposes us to additional interest-rate risk, which could reduce net interest income when interest rates decline, as was the case during the quarter ended March 31, 2020.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the three months ended March 31, 2020.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the three months ended March 31, 2020.

Table 22 - Projected Net Cash Flow (dollars in thousands)

March 31, 2020
21 Days
Uses of funds
Interest payable	$28,350
Maturing liabilities	7,311,215
Committed asset settlements	264,700
Capital outflow	68,591
MPF delivery commitments	98,765
Other	30,000
Gross uses of funds	7,801,621

Sources of funds
Interest receivable	73,237
Maturing or projected amortization of assets	16,022,560
Committed liability settlements	1,939,108
Cash and due from banks and interest bearing deposits	1,936,939
Other	16,808
Gross sources of funds	19,988,652

Projected net cash flow	$12,187,031

Base Case Liquidity Requirement. The Bank is subject to FHFA guidance on liquidity, Advisory Bulletin 2018-07 (Liquidity Guidance AB), which communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. Contemporaneously with the issuance of the Liquidity Guidance AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity, and the Liquidity Guidance AB provides that the FHFA may issue subsequent revisions by supervisory letter.

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

Under the Liquidity Guidance AB, FHLBanks are required to hold positive cash flow while rolling over maturing advances to all members and assuming no access to capital markets for a period of time between 10 and 30 calendar days, with a specific measurement period set forth in a supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that FHLBanks should maintain a liquidity reserve of between 1 percent and 20 percent of its outstanding standby letters of credit commitments, as specified in a supervisory letter.

We were in compliance with these additional liquidity requirements at all times during the three months ended March 31, 2020.

During the quarter ending March 31, 2020, a sharp decline in interest rates caused us to experience a substantial temporary compression of net interest margin earned on short-term debt that we held for liquidity management purposes. We expect this margin compression will continue through the second quarter until the short-term debt issued prior to FOMC actions on March 3, 2020 and March 15, 2020 to reduce the targeted federal funds rate matures during the quarter ending June 30, 2020.

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

Table 23 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average March 31, 2020	Three-Month Average December 31, 2019
3-month Funding Gap	15%	13%	5.6%	10.8%
1-year Funding Gap	30%	25%	15.0%	12.2%
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

Debt Financing — Consolidated Obligations

At March 31, 2020, and December 31, 2019, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $64.3 billion and $51.6 billion, respectively. CO bonds outstanding for which we are primarily liable at March 31, 2020, and December 31, 2019, include issued callable bonds totaling $2.6 billion and $2.9 billion, respectively.

CO discount notes comprised 61.8 percent and 53.7 percent of the outstanding COs for which we are primarily liable at March 31, 2020, and December 31, 2019, respectively, but accounted for 93.1 percent and 96.0 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2020 and 2019, respectively.

Overall, we continued to experience demand for COs among investors, however, our issuance costs during the latter part of the period covered by this report were temporarily elevated relative to recent quarters, reflecting overall market volatility due to uncertainty related to the COVID-19 pandemic and its impact on the economy. Overall, we continued to experience strong demand for short-term COs and moderate demand for long-term COs. We continued to issue SOFR-indexed COs as our funding needs required. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. For most of the period covered by this report, COs were issued at yields that were generally at or below equivalent-maturity U.S. dollar LIBOR interest rate swap yields for debt maturing in less than two years, except for a period during mid-to-late March 2020 when yields for COs maturing in two years or longer were elevated relative to benchmarks.

Recent aggressive changes in FOMC monetary policies, including intervention through two reductions totaling 1.50 percentage ponts to the target federal funds rate between March 3 and March 15, 2020, had an adverse impact on our net interest margin during that month as overnight investments we use as a primary source of liquidity repriced immediately while the debt financing the bulk of these investments is scheduled to mature during the second quarter of 2020. In addition, an increase in the Federal Reserve’s daily repurchase agreement offerings, announced purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, and the establishment of the liquidity facilities, are potentially important factors that could continue to shape investor demand for debt, including COs. Moreover, expected increases in U.S. Treasury security issuance in response to higher fiscal deficits following fiscal stimulus programs underlying the CARES Act and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at March 31, 2020, was $3.5 billion compared with $3.1 billion at December 31, 2019.

Capital stock increased by $397.2 million during the three months ended March 31, 2020, resulting from capital stock repurchases of $1.1 billion offset by the issuance of $1.5 billion of capital stock to support new advances borrowings by members.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2020, as discussed in Item 1 — Notes to Financial Statements — Note 11 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. For additional information on the redemption of our capital stock, see Part I — Item 1 — Business — Capital Resources — Redemption of Excess Stock and Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2019 Annual Report.

Table 24 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	March 31, 2020	December 31, 2019
Past redemption date (1)	$5,663	$5,663
Due in one year or less	—	—
Due after one year through two years	—	—
Due after two years through three years	123	93
Due after three years through four years	10	40
Due after four years through five years	306	—
Thereafter (2)	10	10
Total	$6,112	$5,806
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

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 5.4 percent at March 31, 2020.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2020, this internal minimum capital requirement equaled $3.3 billion, which was satisfied by our actual regulatory capital of $3.7 billion.

Minimum Retained Earnings Target

At March 31, 2020, we had total retained earnings of $1.5 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

For information on limitations on dividends, including limitations when we are under our minimum retained earnings target, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2019 Annual Report.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2019 Annual Report as well as below.

Table 25 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2020	$419,114	$1,784,716	$2,203,850	$2,272,441	$68,591
December 31, 2019	406,397	1,388,804	1,795,223	1,874,936	79,713
_______________________

(1)	Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

As discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2019 Annual Report, we currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated capital needs, although continued repurchases remain at our sole discretion.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•	commitments that obligate us for additional advances;

•	standby letters of credit;

•	commitments for unused lines-of-credit advances; and

•	unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements — Note 20 — Commitments and Contingencies in the 2019 Annual Report.

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

We have identified three accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, and accounting for deferred premiums and discounts on prepayable assets. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2019 Annual Report.

As of March 31, 2020, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant regulatory actions and developments for the period covered by this report below.

Margin and Capital Requirements for Covered Swap Entities. On April 9, 2020, the Commodities Futures Trading Commission (CFTC) issued a final rule, effective May 11, 2020, to amend its rules requiring minimum margin and capital requirements for uncleared swaps for covered swap entities for which there is no prudential regulator by extending the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount (AANA) of non-cleared swaps between $8 billion and $50 billion. We do not expect this final rule change to materially affect the Bank’s financial condition or results of operations.

FHFA Final Rule on Stress Testing. On March 24, 2020, the FHFA issued a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the FHFA to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the FHFA reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the FHFA’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act stress testing requirements, as amended by the EGRRCPA.

The results of our most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbboston.com, on November 15, 2019. This rule will eliminate these stress testing requirements for the Bank, unless the FHFA exercises its discretion to require stress testing in the future. We do not expect this rule to have a material effect on our financial condition or results of operations.

FHFA Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued a Supervisory Letter to the FHLBanks that the FHFA stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021 by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the FHFA under the Supervisory Letter for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.
As a result of the recent market volatility triggered in part by the COVID-19 pandemic, the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the requirement to update pledged collateral certification reporting requirements was extended from March 31, 2020 to September 30, 2020.

Prior to the issuance of the Supervisory Letter, we had ceased purchasing investments that reference LIBOR and mature after December 31, 2021, and we had suspended entering into LIBOR-indexed derivatives that terminate after December 31, 2021. Finally, early in 2019, we limited the maturities of certain advances that are linked to LIBOR to December 31, 2021. See Financial Condition — Transition from LIBOR to Alternative Reference Rates for additional information.
We do not expect the Supervisory Letter to have a material impact on our financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

FHFA Supervisory Letter - Paycheck Protection Program Loans as Collateral for FHLBank Advances. On April 23, 2020, the FHFA issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities”, given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

The Bank is evaluating the potential impact of the PPP Supervisory Letter, including the determination whether to accept PPP loans as collateral and the terms on which the Bank would accept such collateral, but does not expect the PPP Supervisory Letter to materially affect its financial condition or results of operations.

Coronavirus Aid, Relief, and Economic Security (CARES) Act. The CARES Act was passed by the Senate on March 25, 2020 and by the House on March 27, 2020, and the President signed it into law the same day. The $2.2 trillion package is the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•	Assistance to businesses, states, and municipalities;

•	Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives;

•	Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act;

•	Direct payments to eligible taxpayers and their families;

•	Expands eligibility for unemployment insurance and payment amounts; and

•	Includes mortgage forbearance provisions and a foreclosure moratorium for federal government-backed mortgage loans.

Funding for the PPP, which was created by the CARES Act, was increased on April 24, 2020, with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act. Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted by Congress. The Bank is evaluating the potential impact of the CARES Act on its business, including its impact to the U.S. economy, which is unknown; the possible acceptance of PPP loans as a new collateral source for the Bank’s advances; impacts to mortgages held or serviced by the Bank’s members and that the Bank accepts as collateral; and impacts on federal government-backed loans in our MPF loans portfolio.

Additional COVID-19 Legislative and Regulatory Developments. In light of the COVID-19 pandemic, governmental agencies, including the U.S. Securities and Exchange Commission, Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, National Credit Union Association, CFTC and the FHFA, as well as state governments and agencies, have taken actions to provide various forms of relief from and guidance regarding the financial, operational, credit, market and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank and/or its members. Many of these actions are temporary in nature. The Bank is monitoring these actions and guidance and evaluating their potential impact on the Bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves. Sources and types of market and interest-rate risk are described in Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2019 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2020, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $12.8 billion, compared with $13.4 billion at December 31, 2019);

•
the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at both March 31, 2020, and December 31, 2019 fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.6 billion);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $3.0 billion, or 12.4 percent of our total outstanding CO bonds at March 31, 2020, compared with $3.3 billion, or 14.0 percent of total outstanding CO bonds, at December 31, 2019);

•
the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $6.7 billion, or 14.9 percent of our total outstanding advances at March 31, 2020, compared with $5.7 billion, or 16.6 percent of total outstanding advances, at December 31, 2019);

•
the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $3.7 billion, or 55.7 percent of our total outstanding available-for-

sale securities at March 31, 2020, compared with $3.7 billion, or 52.4 percent of total outstanding available-for-sale securities, at December 31, 2019);

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and

•
the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at both March 31, 2020, and December 31, 2019 forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $17.0 million).

Our strategies and techniques are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2019 Annual Report.

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

•
VaR, which measures the potential change in our MVE, based on a set of stress scenarios (VaR Stress Scenarios) using historically based interest-rate, volatility and Option Adjusted Spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the 5 worst scenarios. See additional information below for a description of a change in our VaR methodology that we implemented on January 1, 2020;

•	duration of equity, which is calculated as the estimated percentage change to MVE for a 100 basis point parallel shift in rates;

•	MVE sensitivity, which is the estimated percent change in MVE in various shocked interest rate scenarios versus base case MVE;

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

We maintain limits and management action triggers in connection with some of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Part II —

Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2019 Annual Report.

Table 26 - Interest Rate / Market-Rate Risk Metrics

Interest/Market-Rate Risk Metric	March 31, 2020	December 31, 2019	Target, Limit or Management Action Trigger
MVE	$3.5 billion	$3.3 billion	None
MVE/BVE	100%	103%	None
MVE/Par Stock	154%	173%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	5.0%	5.7%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$155.7 million	$207.4 million	Maintain below $350.0 million (management action trigger)
Duration of Equity	+1.34 years	+1.08 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity in a +/- 200 basis point parallel rate shock	4.7%	4.9%	Maintain above -10% (management action trigger) and -15% (limit)
Duration Gap	+0.80 months	+0.74 months	None

Value at Risk. On February 7, 2018, the FHFA issued guidance, Advisory Bulletin 2018-01, which discontinued the use of proportional shocks in VaR modeling in the calculation of market-risk capital requirements. AB 2018-01 was effective as of January 1, 2020, with the implementation of the final rule on FHLBank Capital Requirements published February 20, 2019. AB 2018-01 provides guidance for our determination of market risk scenarios that are incorporated into our internal market risk models.

Under the guidance, the interest rate and market price scenarios that we incorporate into our internal market risk model are satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in the guidance; (3) the scenarios encompass shocks to interest rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to option-adjusted spreads. Our VaR model results reported as of March 31, 2020 satisfy all of these requirements by utilizing interest rate, volatility and option-adjusted spread shocks provided by the FHFA.

Our VaR results as of December 31, 2019, were prepared utilizing the proportional shock methodology, which measured the change in our MVE to a 99th percent confidence interval, based on a set of VaR Stress Scenarios using historical interest-rate and volatility movements observed over six-month intervals starting at the most recent month-end and going back monthly to 1992. The proportional shock method used for VaR results as of December 31, 2019, which is described above, used different historical data sets from the VaR measurement method we used as of March 31, 2020. In addition, as defined, the proportional shock methodology did not incorporate shocks to OAS for assets backed by mortgage loans, which are used in the current method as required by the new guidance. Finally, also as distinguished from the proportional shock methodology where VaR was reported at the 99th percent confidence interval, VaR as measured as of March 31, 2020, is reported as the average of the five worst scenarios.

The table below presents the VaR estimate as of March 31, 2020, and December 31, 2019, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. The VaR estimate for December 31, 2019, is presented in the table below for both the previously reported VaR estimate based on the proportional shock methodology as well as the pro forma VaR estimate using the updated VaR methodology described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 27 - Value-at-Risk (dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2020		December 31, 2019 Pro Forma (1)		December 31, 2019 As Previously Reported
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	1.49%	$51.9	3.75%	$122.1	(0.13)%	$(4.1)
75%	2.42	84.4	4.65	151.1	0.30	9.8
95%	3.70	129.1	6.20	201.4	1.47	47.9
99%	4.33	151.2	7.47	242.9	6.38	207.4

Average of five worst scenarios	4.46	155.7	7.50	243.9
_______________________

(1)	The pro forma VaR estimate for December 31, 2019, is based on the updated VaR methodology that was implemented on January 1, 2020, in accordance with FHFA guidance.

(2)	Loss exposure is expressed as a percentage of base MVE.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. The changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential additional other-than-temporary impairment charges. Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on three-month LIBOR over a 12-month horizon in a variety of assumed interest-rate shock scenarios as described above. The results of this analysis for March 31, 2020, showed that in the base case our RORC was 219 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 12 basis points to 207 basis points over three-month LIBOR in the increasing our cost of funds by 10 basis points scenario. For December 31, 2019, the results of this analysis showed that in the base case our RORC was 261 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 36 basis points to 225 basis points over three-month LIBOR in the up 300 basis point scenario. In both the three months ended March 31, 2020 and 2019, our RORC spread to three-month LIBOR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 28 - Market and Interest-Rate Risk Metrics (dollars in millions)

	March 31, 2020
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,625	$3,653	$3,677	$3,490	$3,512	$3,466	$3,394
Percent change in MVE from base	3.9%	4.7%	5.4%	—%	0.6%	(0.7)%	(2.8)%
MVE/BVE	104%	104%	105%	100%	100%	99%	97%
MVE/Par Stock	160%	161%	162%	154%	155%	153%	149%
Duration of Equity	-0.72 years	-0.85 years	+3.15 years	+1.34 years	+0.38 years	+1.70 years	+2.12 years
Return on Regulatory Capital less 3-month LIBOR	2.65%	2.63%	2.48%	2.19%	2.71%	3.12%	3.59%
Net income percent change from base	0.46%	(0.27)%	(4.15)%	—%	57.58%	111.45%	168.50%

	December 31, 2019
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,406	$3,411	$3,246	$3,251	$3,187	$3,094	$2,998
Percent change in MVE from base	4.8%	4.9%	(0.2)%	—%	(2.0)%	(4.8)%	(7.8)%
MVE/BVE	108%	108%	103%	103%	101%	98%	95%
MVE/Par Stock	182%	182%	173%	173%	170%	165%	160%
Duration of Equity	-0.24 years	+5.73 years	-0.89 years	+1.08 years	+2.63 years	+3.04 years	+3.15 years
Return on Regulatory Capital less 3-month LIBOR	2.48%	2.31%	2.43%	2.61%	2.61%	2.43%	2.25%
Net income percent change from base	(42.76)%	(46.64)%	(27.35)%	—%	23.20%	42.27%	61.28%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of March 31, 2020. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Part I — Item 3 — Legal Proceedings in the 2019 Annual Report. We continue our private-label MBS litigation in the Massachusetts Superior Court against Credit Suisse (USA), Inc. and certain of its affiliates. In addition, we continue to pursue related litigation against Moody’s Investors Service, Inc. and Moody’s Corporation in the New York Supreme Court.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the risk factors provided below and other risks described herein, readers should carefully consider the risk factors set forth in the 2019 Annual Report, which could materially affect our business, financial condition, or future results. The risks described below, elsewhere in this report, and in the 2019 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

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
The full effects of the COVID-19 pandemic are evolving and unknown. The substantial slowdown in economic activity caused by the effects of the COVID-19 pandemic could reduce demand at our member institutions, which could impact members’ demand for our products and services. Devaluation of our assets and/or the collateral pledged by our members to secure advances and other extensions of credit could lead to reduced business volumes, reduced income or credit losses and could have an adverse impact on our financial condition and results of operations. This could heighten many of the risks we face, as described in the Risk Factors section of the 2019 Annual Report, and adversely affect our business, financial condition and results of operations.

Our ability to obtain funds through the issuance of COs depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond our control. Volatility in the capital markets caused by the COVID-19 pandemic can affect demand for and cost of our debt, which could impact our liquidity and profitability.

In March 2020 the Federal Reserve lowered the target range for the federal funds rate from 1.50 to 1.75 percent to a target range from 0 to 0.25 percent. A prolonged period of very low interest rates could reduce our net interest income and have a material adverse impact on our results of operations or financial condition. We do expect some substantial temporary net interest margin compression that began in March 2020 to continue through May 2020, and the outlook for the remainder of 2020 is uncertain. There is a possibility that the Federal Reserve may keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

COVID-19 threatens the health of our employees and their families and could impair our ability to conduct business. With our employees working remotely, we could face operational difficulties or disruptions that could impair our ability to conduct and manage our business effectively. Counterparties, vendors and other third parties upon which we rely to conduct our business could be adversely impacted by effects of COVID-19, and these impacts could lead to operational challenges for us. A remote workforce operating on a secure virtual private network and with remote terminal solutions is less secure than a workforce on a closed corporate network. Our reliance on operationally critical vendors increases risk because those vendors may themselves, because of remote work requirements, be operating in a less secure manner. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

Significant borrower defaults on loans made by our members could occur as a result of reduced economic activity and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members. Our investments in mortgages and MBS could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays in foreclosures resulting from the economic effects of COVID-19. Our other investments could also be negatively affected by extreme price volatility caused by uncertainties stemming from the results of COVID-19.

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pension Plan), a tax qualified defined benefit pension plan, and the Pension Benefit Equalization Plan (Pension BEP), a nonqualified, unfunded defined benefit plan. A prolonged negative impact on the value of stocks and other asset classes in the Pension Plan due to the COVID-19 pandemic may result in a significant reduction to Pension Plan asset values and persistently low or further declines of interest rates could result in increased pension liability for the Pension Plan and the Pension BEP, requiring us to incur higher expense associated with these plans, which could negatively impact our profitability.

The response to the rapid and diffuse spread of COVID-19 has had severe negative impacts on, among other things, financial markets, liquidity, economic conditions, commercial contracts, and trade and could continue to do so or could worsen these and other conditions for an unknown period of time, which could have a material adverse impact on our results of operations or financial condition.

Compliance with regulatory liquidity requirements could adversely impact our results of operations.

We are required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by our management and board of directors, as discussed in Part I — Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternate investment options and could, in turn, adversely impact net interest income. In certain circumstances, we fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted. We experienced substantial temporary net interest margin compression beginning in March 2020 as a result of FOMC reductions in interest rates when we funded a significant volume of overnight advances by issuing discount notes that we were required to continue to carry in order to meet liquidity requirements, and this compression is expected to extend through May 2020 and continue to have an adverse impact on net interest income in the second quarter of 2020. Furthermore, any changes in regulatory liquidity requirements could adversely affect our financial condition and results of operations.

We are subject to credit-risk exposures related to advances, mortgage loans, derivatives, investments, credit products, or member failures. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of investments.

We are exposed to secured and unsecured credit risk as part of our normal business operations through funding advances, purchasing mortgage loans, derivatives, investments, and extending other credit products, such as standby letters or credit, and future advance commitments. We require advances and other extensions of credit to our members to be fully secured with collateral. We evaluate the type of collateral pledged by the member and assign a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If we have insufficient collateral before or after an event of payment default or failure of the member or we are unable to liquidate the collateral for the value assigned to it in the event of a payment default or failure of a member, we could experience a credit loss on advances or standby letters of credit, which could adversely affect our financial condition or results of operations. In addition, we extend short-dated unsecured credit risk and secured credit risk to U.S. and global financial institution counterparties. Failures by these counterparties to perform on their obligations to us could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We invested in private-label MBS until the third quarter of 2007. These investments are backed by prime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Many of these investments have sustained and may sustain further credit losses under current modeling assumptions and have been downgraded by various NRSROs. The assessment of credit losses for private-label MBS is a subjective and complex determination by management, and our allowance for credit losses could change. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity are delayed or impeded, we may use even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities in future credit loss assessments.

During economic downturns or periods of significant economic and financial uncertainties, the number of our members or financial counterparties exhibiting financial stress may increase, which could expose us to additional member or other credit risk. Due to the recent turmoil in the financial markets associated with the coronavirus pandemic, many individuals and some financial institutions have experienced financial difficulties. Both the effects of the coronavirus itself and forbearance granted in connection with the coronavirus may result in an increase in the level of delayed payments of principal and interest for both federal government-backed and conventional mortgage loans held in our portfolio. Potential defaults on mortgage loans beyond what we have currently forecasted could cause an increase in our allowance for credit losses on mortgage loans. In addition, the effects of the coronavirus pandemic have generally increased credit risks in our investment portfolios, including private-label MBS, MPF loans held in our portfolio, and money market investments.
Changes in interest rates could adversely impact our financial condition and results of operations.

Like many financial institutions, we realize a significant portion of our income from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low interest-rate environments. The realization of such risk could require us to reinvest the proceeds of prepaid assets at lower, and possibly negative, spreads, or such assets will remain outstanding at below-market yields when interest rates increase. Moreover, accelerated prepayments in a low interest-rate environment could result in elevated levels of premium expense recognition due to the fact that a substantial portion of our mortgage assets were purchased at premium prices. The severe decline in interest rates that occurred beginning in March 2020 and is continuing has reduced net interest spread and has had a negative impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference
10.1	2020 Executive Incentive Plan*∞	Filed within this Form 10-Q
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
*    Management contract or compensatory plan.
∞    Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 14, 2020	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 14, 2020	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer