Form 10-Q
period 2020-06-30
Federal Home Loan Bank of Boston
filed 2020-08-13
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of July 31, 2020
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	14,479,289

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$247,587	$69,416
Interest-bearing deposits	1,004,210	1,253,873
Securities purchased under agreements to resell	1,250,000	3,500,000
Federal funds sold	2,015,000	860,000
Investment securities:
Trading securities	4,445,028	2,250,264
Available-for-sale securities	6,950,965	7,409,000
Held-to-maturity securities, net of allowance for credit losses of $5,566 at June 30, 2020 - includes $92 pledged as collateral at December 31, 2019, that may be repledged (a)	621,385	871,107
Total investment securities	12,017,378	10,530,371
Advances	24,827,781	34,595,363
Mortgage loans held for portfolio, net of allowance for credit losses of $4,602 and $500 at June 30, 2020, and December 31, 2019	4,411,053	4,501,251
Accrued interest receivable	102,582	112,163
Derivative assets, net	204,496	159,731
Other assets	81,301	80,643
Total Assets	$46,161,388	$55,662,811
LIABILITIES
Deposits
Interest-bearing	$1,082,001	$616,532
Non-interest-bearing	109,228	57,777
Total deposits	1,191,229	674,309
Consolidated obligations (COs):
Bonds	24,563,087	23,888,493
Discount notes	17,308,802	27,681,169
Total consolidated obligations	41,871,889	51,569,662
Mandatorily redeemable capital stock	6,135	5,806
Accrued interest payable	82,508	104,477
Affordable Housing Program (AHP) payable	80,183	86,131
Derivative liabilities, net	24,098	10,271
Other liabilities	59,718	66,843
Total liabilities	43,315,760	52,517,499
Commitments and contingencies (Note 14)
CAPITAL
Capital stock – Class B – putable ($100 par value), 15,185 shares and 18,691 shares issued and outstanding at June 30, 2020, and December 31, 2019, respectively	1,518,515	1,869,130
Retained earnings:
Unrestricted	1,097,875	1,114,337
Restricted	357,709	348,817
Total retained earnings	1,455,584	1,463,154
Accumulated other comprehensive loss	(128,471)	(186,972)
Total capital	2,845,628	3,145,312
Total Liabilities and Capital	$46,161,388	$55,662,811
_______________________________________
(a)   Fair values of held-to-maturity securities were $698,671 and $1,035,410 at June 30, 2020, and December 31, 2019, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Advances	$100,818	$223,869	$269,477	$471,746
Prepayment fees on advances, net	4,164	3,806	5,002	30,737
Interest-bearing deposits	385	5,398	5,354	9,068
Securities purchased under agreements to resell	213	36,210	14,574	76,071
Federal funds sold	424	13,261	17,141	37,555
Investment securities:
Trading securities	21,799	2,502	39,379	4,247
Available-for-sale securities	17,137	21,655	29,498	42,946
Held-to-maturity securities	6,008	17,494	16,146	35,891
Total investment securities	44,944	41,651	85,023	83,084
Mortgage loans held for portfolio	33,333	37,587	70,179	74,956
Other	—	10	47	15
Total interest income	184,281	361,792	466,797	783,232
INTEREST EXPENSE
Consolidated obligations:
Bonds	94,256	150,715	217,803	305,532
Discount notes	47,582	151,253	175,064	329,192
Total consolidated obligations	141,838	301,968	392,867	634,724
Deposits	27	1,809	865	3,614
Mandatorily redeemable capital stock	64	259	138	566
Other borrowings	5	23	229	27
Total interest expense	141,934	304,059	394,099	638,931
NET INTEREST INCOME	42,347	57,733	72,698	144,301
Provision for credit losses	2,903	12	2,219	15
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	39,444	57,721	70,479	144,286
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	—	—	—	(9,865)
Service fees	3,520	3,329	6,842	6,293
Net unrealized (losses) gains on trading securities	(18,750)	1,328	27,370	1,054
Net losses on derivatives and hedging activities	(1,161)	(962)	(53,719)	(414)
Realized net gain from sale of held-to-maturity securities	—	—	40,733	—
Other	214	(20)	194	(129)
Total other (loss) income	(16,177)	3,675	21,420	(3,061)
OTHER EXPENSE
Compensation and benefits	9,487	9,568	21,626	20,187
Other operating expenses	6,023	6,745	12,006	12,536
Federal Housing Finance Agency (the FHFA)	947	989	1,894	1,978
Office of Finance	736	800	1,833	1,617
Other	2,953	3,687	5,128	4,758
Total other expense	20,146	21,789	42,487	41,076
INCOME BEFORE ASSESSMENTS	3,121	39,607	49,412	100,149
AHP assessments	319	3,987	4,955	10,072
NET INCOME	$2,802	$35,620	$44,457	$90,077

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,802	$35,620	$44,457	$90,077
Other comprehensive income:
Net unrealized gains on available-for-sale securities	115,659	36,293	29,922	70,358
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	2,585	6,275	25,629	12,516
Net unrealized gains (losses) relating to hedging activities	1,619	(1,312)	2,251	(3,905)
Pension and postretirement benefits	(97)	190	699	351
Total other comprehensive income	119,766	41,446	58,501	79,320
Comprehensive income	$122,568	$77,066	$102,958	$169,397

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND SIX MONTHS ENDED JUNE 30, 2020 and 2019 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, MARCH 31, 2019	18,302	$1,830,240	$1,090,811	$321,561	$1,412,372	$(278,808)	$2,963,804
Comprehensive income			28,496	7,124	35,620	41,446	77,066
Proceeds from issuance of capital stock	5,552	555,112					555,112
Repurchase of capital stock	(3,901)	(390,100)					(390,100)
Cash dividends on capital stock			(31,666)		(31,666)		(31,666)
BALANCE, JUNE 30, 2019	19,953	$1,995,252	$1,087,641	$328,685	$1,416,326	$(237,362)	$3,174,216

BALANCE, MARCH 31, 2020	22,663	$2,266,329	$1,116,001	$357,148	$1,473,149	$(248,237)	$3,491,241
Comprehensive income			2,241	561	2,802	119,766	122,568
Proceeds from issuance of capital stock	1,097	109,691					109,691
Repurchase of capital stock	(8,574)	(857,376)					(857,376)
Shares reclassified to mandatorily redeemable capital stock	(1)	(129)					(129)
Partial recovery of prior capital distribution to Financing Corporation			3,726		3,726		3,726
Cash dividends on capital stock			(24,093)		(24,093)		(24,093)
BALANCE, JUNE 30, 2020	15,185	$1,518,515	$1,097,875	$357,709	$1,455,584	$(128,471)	$2,845,628

BALANCE, DECEMBER 31, 2018	25,289	$2,528,854	$1,084,342	$310,670	$1,395,012	$(316,507)	$3,607,359
Cumulative effect of change in accounting principle			175	—	175	(175)	—
Comprehensive income			72,062	18,015	90,077	79,320	169,397
Proceeds from issuance of capital stock	8,365	836,504					836,504
Repurchase of capital stock	(13,701)	(1,370,106)					(1,370,106)
Cash dividends on capital stock			(68,938)		(68,938)		(68,938)
BALANCE, JUNE 30, 2019	19,953	$1,995,252	$1,087,641	$328,685	$1,416,326	$(237,362)	$3,174,216

BLANCE, DECEMBER 31, 2019	18,691	$1,869,130	$1,114,337	$348,817	$1,463,154	$(186,972)	$3,145,312
Cumulative effect of change in accounting principle			(7,530)	—	(7,530)	—	(7,530)
Comprehensive income			35,565	8,892	44,457	58,501	102,958
Proceeds from issuance of capital stock	15,759	1,575,906					1,575,906
Repurchase of capital stock	(19,261)	(1,926,086)					(1,926,086)
Shares reclassified to mandatorily redeemable capital stock	(4)	(435)					(435)
Partial recovery of prior capital distribution to Financing Corporation			3,726		3,726		3,726
Cash dividends on capital stock			(48,223)		(48,223)		(48,223)
BALANCE, JUNE 30, 2020	15,185	$1,518,515	$1,097,875	$357,709	$1,455,584	$(128,471)	$2,845,628

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$44,457	$90,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(9,098)	7,892
Provision for credit losses	2,219	15
Net change in derivatives and hedging activities	(298,567)	(298,252)
Loss on early extinguishment of debt	—	9,865
Other adjustments	2,233	2,705
Realized net gain from sale of held-to-maturity securities	(40,733)	—
Net change in:
Market value of trading securities	(27,370)	(1,054)
Accrued interest receivable	9,581	(5,042)
Other assets	2,589	(4,406)
Accrued interest payable	(21,970)	7,250
Other liabilities	(13,185)	676
Total adjustments	(394,301)	(280,351)
Net cash used in operating activities	(349,844)	(190,274)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	157,832	(590,233)
Securities purchased under agreements to resell	2,250,000	1,499,000
Federal funds sold	(1,155,000)	1,250,000
Trading securities:
Proceeds	1,125,687	67,576
Purchases	(3,293,082)	(1,001,467)
Available-for-sale securities:
Proceeds	838,272	924,182
Purchases	—	(267,797)
Held-to-maturity securities:
Proceeds	315,746	132,174
Advances to members:
Repaid	193,794,847	268,055,560
Originated	(183,875,145)	(261,863,678)
Mortgage loans held for portfolio:
Proceeds	519,084	200,205
Purchases	(442,197)	(325,607)
Other investing activities, net	396	(25)
Net cash provided by investing activities	10,236,440	8,079,890

FINANCING ACTIVITIES
Net change in deposits	517,328	119,900
Net payments on derivatives with a financing element	(108,774)	(38,540)
Net proceeds from issuance of consolidated obligations:
Discount notes	58,947,874	74,857,450

Bonds	7,058,587	5,182,056
Payments for maturing and retiring consolidated obligations:
Discount notes	(69,294,882)	(81,505,625)
Bonds	(6,433,775)	(5,869,248)
Partial recovery of prior capital distribution to Financing Corporation	3,726	—
Proceeds from issuance of capital stock	1,575,906	836,504
Payments for repurchase of capital stock	(1,926,086)	(1,370,106)
Payments for redemption of mandatorily redeemable capital stock	(106)	(14,761)
Cash dividends paid	(48,223)	(68,938)
Net cash used in financing activities	(9,708,425)	(7,871,308)
Net increase in cash and due from banks	178,171	18,308
Cash and due from banks at beginning of the period	69,416	10,431
Cash and due from banks at end of the period	$247,587	$28,739
Supplemental disclosures:
Interest paid	$457,024	$637,183
AHP payments	$9,903	$6,454
Noncash transfers of mortgage loans held for portfolio to other assets	$394	$606
Lease liabilities arising from obtaining right-of-use assets	$—	$11,946

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

Troubled Debt Restructuring Relief

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) providing optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs) was signed into law. Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of Coronavirus Disease 2019

(COVID-19) (COVID-related modifications) granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. In the second quarter of 2020, we elected to apply the TDR relief provided by the CARES Act.

As such, all COVID-related modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. COVID-related modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification.

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

This standard was effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. In the third quarter of 2020, we adopted the provision of this guidance which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity. See Note 16 — Subsequent Events for additional information related to these sales and transfers. We are in the process of evaluating the remaining provisions of this guidance, and the anticipated effects on our financial condition, results of operations, and cash flows have not yet been determined.

Financial Instruments - Credit Losses. On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The new guidance requires a financial asset, or a group of financial assets, measured at amortized cost to be presented at the net amount expected to be collected over the contractual term of the financial asset(s). The guidance also requires, among other things, that we:

•
Reflect in the statement of operations the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period;

•
Determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price;

•
Record credit losses relating to available-for-sale debt securities through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost; and

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

Note 4 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization. At June 30, 2020, none of these investments were with counterparties rated below triple-B.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. At June 30, 2020 and December 31, 2019, all investments in interest-bearing deposits and federal funds sold were repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2020. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $37 thousand and $5 thousand, respectively, at June 30, 2020, and $682 thousand and $37 thousand, respectively, at December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at June 30, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $3 thousand and $348 thousand at June 30, 2020 and December 31, 2019, respectively.

The COVID-19 pandemic effects on the global economies and the financial markets are expected to put pressure on our bank counterparties’ profitability, asset quality, and in some cases, capitalization. We continually monitor the creditworthiness of our counterparties and may reduce or suspend individual credit lines as conditions warrant.

Debt Securities

We invest in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. Within these investments, we are primarily subject to credit risk related to private-label mortgage-backed securities (MBS) that are supported by underlying mortgage loans. We are prohibited by FHFA regulations from holding certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities and instruments that experienced credit deterioration after their purchase.

Trading Securities

Table 4.1 - Trading Securities by Major Security Type (dollars in thousands)

	June 30, 2020	December 31, 2019
Corporate bonds	$5,392	$5,896
U.S. Treasury obligations	4,436,070	2,240,236
	4,441,462	2,246,132

MBS
U.S. government-guaranteed – single-family	3,505	4,047
Government-sponsored enterprise (GSE) – single-family	61	85
	3,566	4,132
Total	$4,445,028	$2,250,264

For the six months ended June 30, 2020 and 2019, net unrealized gains on trading securities held at period end were $27.3 million and $1.1 million, respectively.

Available-for-sale Securities

Table 4.2 - Available-for-Sale Securities by Major Security Type (dollars in thousands)

	June 30, 2020
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State housing-finance-agency obligations (HFA securities)	$61,720	$—	$(2,257)	$59,463
Supranational institutions	456,465	—	(19,645)	436,820
U.S. government-owned corporations	374,533	—	(51,102)	323,431
GSE	148,403	—	(12,342)	136,061
	1,041,121	—	(85,346)	955,775
MBS
U.S. government guaranteed – single-family	48,173	201	(18)	48,356
U.S. government guaranteed – multifamily	166,268	1,224	—	167,492
GSE – single-family	2,027,682	34,940	(171)	2,062,451
GSE – multifamily	3,711,721	31,615	(26,445)	3,716,891
	5,953,844	67,980	(26,634)	5,995,190
Total	$6,994,965	$67,980	$(111,980)	$6,950,965

	December 31, 2019
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$69,320	$—	$(4,668)	$64,652
Supranational institutions	429,354	—	(12,925)	416,429
U.S. government-owned corporations	323,192	—	(26,431)	296,761
GSE	130,935	—	(7,149)	123,786
	952,801	—	(51,173)	901,628
MBS
U.S. government guaranteed – single-family	60,003	—	(2,289)	57,714
U.S. government guaranteed – multifamily	283,674	—	(1,057)	282,617
GSE – single-family	2,598,325	5,323	(13,377)	2,590,271
GSE – multifamily	3,588,119	3,109	(14,458)	3,576,770
	6,530,121	8,432	(31,181)	6,507,372
Total	$7,482,922	$8,432	$(82,354)	$7,409,000
_______________________

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $25.9 million and $27.5 million at June 30, 2020, and December 31, 2019.

Table 4.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (dollars in thousands)

	June 30, 2020
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$13,060	$(760)	$46,403	$(1,497)	$59,463	$(2,257)
Supranational institutions	—	—	436,820	(19,645)	436,820	(19,645)
U.S. government-owned corporations	—	—	323,431	(51,102)	323,431	(51,102)
GSE	—	—	136,061	(12,342)	136,061	(12,342)
	13,060	(760)	942,715	(84,586)	955,775	(85,346)

MBS
U.S. government guaranteed – single-family	—	—	8,402	(18)	8,402	(18)
GSE – single-family	9,698	(19)	25,313	(152)	35,011	(171)
GSE – multifamily	1,647,961	(25,676)	252,005	(769)	1,899,966	(26,445)
	1,657,659	(25,695)	285,720	(939)	1,943,379	(26,634)
Total temporarily impaired	$1,670,719	$(26,455)	$1,228,435	$(85,525)	$2,899,154	$(111,980)

	December 31, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$12,229	$(1,591)	$52,423	$(3,077)	$64,652	$(4,668)
Supranational institutions	—	—	416,429	(12,925)	416,429	(12,925)
U.S. government-owned corporations	—	—	296,761	(26,431)	296,761	(26,431)
GSE	—	—	123,786	(7,149)	123,786	(7,149)
	12,229	(1,591)	889,399	(49,582)	901,628	(51,173)
MBS
U.S. government guaranteed – single-family	10,885	(1)	45,490	(2,288)	56,375	(2,289)
U.S. government guaranteed – multifamily	—	—	282,617	(1,057)	282,617	(1,057)
GSE – single-family	189,402	(968)	1,423,927	(12,409)	1,613,329	(13,377)
GSE – multifamily	1,800,586	(13,242)	405,778	(1,216)	2,206,364	(14,458)
	2,000,873	(14,211)	2,157,812	(16,970)	4,158,685	(31,181)
Total temporarily impaired	$2,013,102	$(15,802)	$3,047,211	$(66,552)	$5,060,313	$(82,354)

Table 4.4 - Available-for-Sale Securities by Contractual Maturity (dollars in thousands)

	June 30, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$7,600	$7,563
Due after one year through five years	77,813	75,350	61,720	57,089
Due after five years through 10 years	492,192	471,220	477,232	463,465
Due after 10 years	471,116	409,205	406,249	373,511
	1,041,121	955,775	952,801	901,628
MBS (1)	5,953,844	5,995,190	6,530,121	6,507,372
Total	$6,994,965	$6,950,965	$7,482,922	$7,409,000
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 4.5 - Held-to-Maturity Securities by Major Security Type (dollars in thousands)

	June 30, 2020
	Amortized Cost(1)	Allowance for Credit Losses(2)	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss(2)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$77,690	$—	$—	$77,690	$—	$(6,365)	$71,325

MBS
U.S. government guaranteed – single-family	6,342	—	—	6,342	114	—	6,456
GSE – single-family	262,215	—	—	262,215	5,370	(174)	267,411
GSE – multifamily	77,511	—	—	77,511	366	—	77,877
Private-label	253,599	(5,566)	(50,406)	197,627	78,231	(256)	275,602
	599,667	(5,566)	(50,406)	543,695	84,081	(430)	627,346
Total	$677,357	$(5,566)	$(50,406)	$621,385	$84,081	$(6,795)	$698,671

	December 31, 2019
	Amortized Cost(1)	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss(2)	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$87,250	$—	$87,250	$—	$(3,845)	$83,405

MBS
U.S. government guaranteed – single-family	6,987	—	6,987	129	—	7,116
GSE – single-family	303,604	—	303,604	5,197	(246)	308,555
GSE – multifamily	140,661	—	140,661	612	(2)	141,271
Private-label	408,640	(76,035)	332,605	162,904	(446)	495,063
	859,892	(76,035)	783,857	168,842	(694)	952,005
Total	$947,142	$(76,035)	$871,107	$168,842	$(4,539)	$1,035,410
_______________________

(1)
Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $1.1 million and $2.0 million at June 30, 2020, and December 31, 2019, respectively.

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

Table 4.6 - Held-to-Maturity Securities by Contractual Maturity (dollars in thousands)

	June 30, 2020			December 31, 2019
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$3,090	$3,090	$3,085	$3,090	$3,090	$3,089
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	14,640	14,640	14,422	15,405	15,405	15,270
Due after 10 years	59,960	59,960	53,818	68,755	68,755	65,046
	77,690	77,690	71,325	87,250	87,250	83,405
MBS (2)	599,667	543,695	627,346	859,892	783,857	952,005
Total	$677,357	$621,385	$698,671	$947,142	$871,107	$1,035,410
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

Table 4.7 - Proceeds from Sale and Gains and Losses on Held-to-Maturity Securities (1) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sale of held-to-maturity securities	$—	$—	$161,743	$—
Amortized cost of held-to-maturity securities	—	—	121,010	—
Realized net gain from sale of held-to-maturity securities	$—	$—	$40,733	$—
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

Upon adoption of new accounting guidance for credit impairment, on January 1, 2020 we recorded through a cumulative effect adjustment to retained earnings an increase in the allowance for credit losses associated with held-to-maturity private-label MBS totaling $5.3 million. During the three and six months ended June 30, 2020, we recognized a net increase to the allowance for credit losses of $1.8 million and $258,000, respectively, associated with held-to-maturity private-label MBS. Under the previous accounting methodology of security impairment, we recognized net credit losses of $314 thousand and $417 thousand, respectively, during the three and six months ended June 30, 2019. To evaluate investment securities for credit loss at June 30, 2020, we employed the following methodologies, based on the type of security.

Available-for-Sale Securities and Held-to-Maturity Securities (Excluding Private-Label MBS). Our available-for-sale and held-to-maturity securities are principally GSE and U.S. government-owned corporations, supranational institutions, state or local housing finance agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. We only purchase securities considered investment quality. Excluding private-label MBS investments, at June 30, 2020, all available-for-sale securities and 91.9 percent of held-to-maturity securities, based on amortized cost, were rated single-A, or above, by a nationally recognized statistical ratings organization (NRSRO), based on the lowest long-term credit rating for each security.

We evaluate our individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At June 30, 2020, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities at June 30, 2020.

We evaluate our held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of June 30, 2020, we had not established an allowance for credit loss on any of our HTM securities (excluding private-label MBS) because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did we expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that we consider the risk of nonpayment to be zero.

Private-label MBS. We also hold investments in private-label MBS. We have not purchased private-label mortgage-backed securities since the third quarter of 2007. However, many of these securities have subsequently experienced significant credit deterioration. As of June 30, 2020, 1.8 percent of our private-label MBS (based on amortized cost) were rated single-A or above by a NRSRO and the remaining securities were either rated less than single-A or were unrated. To determine whether an allowance for credit losses is necessary on these securities, we use cash flow analyses.

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

Note 5 — Advances

General Terms. At June 30, 2020, and December 31, 2019, we had advances outstanding with interest rates ranging from (0.16) percent to 7.72 percent and (0.35) percent to 7.72 percent, respectively. Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

Table 5.1 - Advances Outstanding by Year of Contractual Maturity (dollars in thousands)

	June 30, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$—	—%	$5,101	2.05%
Due in one year or less	13,574,364	1.04	18,972,466	1.96
Due after one year through two years	3,372,605	2.10	8,600,922	2.16
Due after two years through three years	2,600,226	2.07	2,200,019	2.16
Due after three years through four years	1,701,726	2.03	1,766,314	2.71
Due after four years through five years	2,091,194	1.52	1,726,754	2.15
Thereafter	1,323,894	2.59	1,312,311	2.68
Total par value	24,664,009	1.48%	34,583,887	2.10%
Premiums	3,064		3,397
Discounts	(40,383)		(41,744)
Fair value of bifurcated derivatives (1)	53,828		29,983
Hedging adjustments	147,263		19,840
Total (2)	$24,827,781		$34,595,363

_________________________

(1)	At June 30, 2020, and December 31, 2019, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.

(2)	Excludes accrued interest receivable of $31.4 million and $48.1 million at June 30, 2020, and December 31, 2019, respectively.

Table 5.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date (dollars in thousands)

	June 30, 2020	December 31, 2019
Overdrawn demand-deposit accounts	$—	$5,101
Due in one year or less	14,804,759	25,116,961
Due after one year through two years	3,162,005	3,450,922
Due after two years through three years	2,228,706	1,949,499
Due after three years through four years	1,256,726	1,461,314
Due after four years through five years	1,912,619	1,309,679
Thereafter	1,299,194	1,290,411
Total par value	$24,664,009	$34,583,887

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 5.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date (dollars in thousands)

	June 30, 2020	December 31, 2019
Overdrawn demand-deposit accounts	$—	$5,101
Due in one year or less	15,322,039	20,240,466
Due after one year through two years	3,476,855	8,603,422
Due after two years through three years	1,822,626	2,001,019
Due after three years through four years	1,408,326	965,814
Due after four years through five years	1,452,769	1,598,254
Thereafter	1,181,394	1,169,811
Total par value	$24,664,009	$34,583,887

Table 5.4 - Advances by Current Interest Rate Terms (dollars in thousands)

	June 30, 2020	December 31, 2019
Fixed-rate	$23,060,914	$28,106,591
Variable-rate	1,603,095	6,477,296
Total par value	$24,664,009	$34,583,887

Credit Risk Exposure and Security Terms. Our advances are concentrated in commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding.

In addition, we lend to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, we are required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total outstanding credit obligations plus unused credit lines. Collateral eligible to secure new or renewed advances includes:

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

We either allow the borrower to retain possession of loan collateral pledged to us while agreeing to hold such collateral for our benefit or require the borrower to specifically assign or place physical possession of such loan collateral with us or a third-party custodian under a tri-party collateral control agreement that we approve.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At June 30, 2020, and December 31, 2019, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At June 30, 2020, and December 31, 2019, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the six months ended June 30, 2020, and June 30, 2019.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at June 30, 2020, and December 31, 2019.

Prepayment Fees.

Table 5.5 - Advances Prepayment Fees (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Prepayment fees received from borrowers	$7,065	$2,669	$7,903	$28,855
Hedging fair-value adjustments on prepaid advances	(2,897)	1,399	(2,897)	1,926
Net (premiums) discounts associated with prepaid advances	(4)	(61)	(4)	157
Deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	—	(201)	—	(201)
Advance prepayment fees recognized in income, net	$4,164	$3,806	$5,002	$30,737

Note 6 — Mortgage Loans Held for Portfolio

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

Table 6.1 - Mortgage Loans Held for Portfolio (dollars in thousands)

	June 30, 2020	December 31, 2019
Real estate
Fixed-rate 15-year single-family mortgages	$325,947	$339,042
Fixed-rate 20- and 30-year single-family mortgages	4,022,150	4,093,416
Premiums	64,909	66,776
Discounts	(1,385)	(1,607)
Deferred derivative gains, net	4,034	4,124
Total mortgage loans held for portfolio(1)	4,415,655	4,501,751
Less: allowance for credit losses	(4,602)	(500)
Total mortgage loans, net of allowance for credit losses	$4,411,053	$4,501,251

_________________________

(1)	Excludes accrued interest receivable of $23.8 million and $23.5 million at June 30, 2020, and December 31, 2019.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (dollars in thousands)

	June 30, 2020	December 31, 2019
Conventional mortgage loans	$4,077,082	$4,140,255
Government mortgage loans	271,015	292,203
Total par value	$4,348,097	$4,432,458

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. Tables 6.3 and 6.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at June 30, 2020, and December 31, 2019.

Table 6.3 - Credit Quality Indicator for Conventional Mortgage Loans (dollars in thousands)

	June 30, 2020
	Origination Year
Payment Status at Amortized Cost(1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days delinquent	$26,885	$41,253	$68,138
Past due 60-89 days delinquent	17,323	43,582	60,905
Past due 90 days or more delinquent	8,001	6,721	14,722
Total past due	52,209	91,556	143,765
Total current loans	1,505,864	2,489,559	3,995,423
Total mortgage loans	$1,558,073	$2,581,115	$4,139,188

December 31, 2019
Payment Status at Recorded Investment(1)	Conventional Mortgage Loans
Past due 30-59 days delinquent	$36,336
Past due 60-89 days delinquent	6,911
Past due 90 days or more delinquent	10,696
Total past due	53,943
Total current loans	4,171,676
Total mortgage loans	$4,225,619
_________________________

(1)	The amortized cost at June 30, 2020, excludes accrued interest receivable whereas the recorded investment at December 31, 2019, includes accrued interest receivable.

Table 6.4 - Other Delinquency Statistics of Mortgage Loans (dollars in thousands)

	June 30, 2020
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$5,623	$1,951	$7,574
Serious delinquency rate (2)	0.42%	2.57%	0.55%
Past due 90 days or more still accruing interest	$—	$7,102	$7,102
Loans on nonaccrual status (3)	$15,815	$—	$15,815

	December 31, 2019
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,813	$2,222	$5,035
Serious delinquency rate (2)	0.26%	1.86%	0.36%
Past due 90 days or more still accruing interest	$—	$5,570	$5,570
Loans on nonaccrual status (3)	$11,510	$—	$11,510
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)
Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as loans modified within the previous six months under our temporary loan modification plan. As of June 30, 2020, $6.2 million of these conventional mortgage loans on non-accrual status did not have an associated allowance for credit losses.

Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. We had none of these modifications outstanding as of June 30, 2020.

Our Servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request. We continue to apply our accounting policy for past due loans and charge-offs to loans during the forbearance period unless there is a legal modification made to update the terms of the mortgage loan contract. The accrual status for loans under forbearance will be driven by the past due status of the loan based on its contractual terms.

As of June 30, 2020, there were approximately $98.2 million in par value of conventional mortgage loans in a forbearance plan as a result of COVID-19. Of these loans, $7.6 million had a current payment status, $39.5 million were 30 to 59 days past due, $45.5 million were 60 to 89 days past due, and $5.6 million were greater than 90 days past due and in nonaccrual payment status. The $98.2 million of conventional mortgage loans in forbearance represents 2.3 percent of our mortgage loans held for portfolio at June 30, 2020. In addition, we had approximately $16.9 million in par value of government mortgage loans in a forbearance plan as a result of COVID-19.

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

Table 6.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2020 and 2019.

Table 6.5 - Allowance for Credit Losses on Conventional Mortgage Loans (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Allowance for credit losses
Balance, beginning of period	$3,500	$500	$500	$500
Adjustment for cumulative effect of accounting change	—	—	2,221	—
Charge-offs	(3)	(12)	(80)	(15)
Provision for credit losses	1,105	12	1,961	15
Balance, end of period	$4,602	$500	$4,602	$500

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2020, and December 31, 2019. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Note 7 — Derivatives and Hedging Activities

Table 7.1 - Fair Value of Derivative Instruments (dollars in thousands)

	June 30, 2020			December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$11,600,880	$16,689	$(49,831)	$12,128,105	$14,734	$(12,805)
Forward-start interest-rate swaps	17,000	8	—	17,000	19	—
Total derivatives designated as hedging instruments	11,617,880	16,697	(49,831)	12,145,105	14,753	(12,805)

Derivatives not designated as hedging instruments
Economic hedges:
Interest-rate swaps	5,017,300	31	(55,931)	2,902,300	349	(31,000)
Mortgage-delivery commitments (1)	20,626	107	—	49,911	227	—
Total derivatives not designated as hedging instruments	5,037,926	138	(55,931)	2,952,211	576	(31,000)
Total notional amount of derivatives	$16,655,806			$15,097,316
Total derivatives before netting and collateral adjustments		16,835	(105,762)		15,329	(43,805)
Netting adjustments and cash collateral, including related accrued interest (2)		187,661	81,664		144,402	33,534
Derivative assets and derivative liabilities		$204,496	$(24,098)		$159,731	$(10,271)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $270.3 million and $178.5 million at June 30, 2020, and December 31, 2019, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral and related accrued interest received was $968 thousand and $561 thousand at June 30, 2020, and December 31, 2019.

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

Table 7.2 presents the net gains (losses) on qualifying fair-value and cash flow hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 7.2 - Net Gains (Losses) on Hedging Relationships (dollars in thousands)

	For the Three Months Ended June 30, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$100,818	$17,137	$(94,256)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(2,232)	$(11,397)	$(6,103)
Hedged items	3,377	11,665	5,233
Net changes in fair value before price alignment interest	1,145	268	(870)
Price alignment interest(1)	25	85	(7)
Net interest settlements on derivatives(2)(3)	(14,683)	(20,459)	7,040
Net (losses) gains on qualifying hedging relationships	(13,513)	(20,106)	6,163
Amortization/accretion of discontinued hedging relationships	(493)	—	(947)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(14,006)	$(20,106)	$5,216

	For the Three Months Ended June 30, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$223,869	$21,655	$(150,715)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(48,814)	$(31,525)	$35,686
Hedged items	48,649	31,270	(35,936)
Net changes in fair value before price alignment interest	(165)	(255)	(250)
Price alignment interest(1)	(96)	1,564	(96)
Net interest settlements on derivatives(2)(3)	12,501	(5,759)	(6,288)
Net gains (losses) on qualifying hedging relationships	12,240	(4,450)	(6,634)
Amortization/accretion of discontinued hedging relationships	(605)	—	(548)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$11,635	$(4,450)	$(7,182)

	For the Six Months Ended June 30, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$269,477	$29,498	$(217,803)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(129,800)	$(387,891)	$57,633
Hedged items	128,069	378,183	(58,825)
Net changes in fair value before price alignment interest	(1,731)	(9,708)	(1,192)
Price alignment interest(1)	414	1,120	(185)
Net interest settlements on derivatives(2)(3)	(17,308)	(29,557)	9,996
Net (losses) gains on qualifying hedging relationships	(18,625)	(38,145)	8,619
Amortization/accretion of discontinued hedging relationships	(830)	—	(1,835)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(19,455)	$(38,145)	$6,784

	For the Six Months Ended June 30, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$471,746	$42,946	$(305,532)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(73,140)	$(54,722)	$69,322
Hedged items	74,322	50,385	(70,569)
Net changes in fair value before price alignment interest	1,182	(4,337)	(1,247)
Price alignment interest(1)	(382)	1,572	(91)
Net interest settlements on derivatives(2)(3)	28,753	(11,550)	(15,368)
Net gains (losses) on qualifying hedging relationships	29,553	(14,315)	(16,706)
Amortization/accretion of discontinued hedging relationships	(1,050)	—	(623)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$28,503	$(14,315)	$(17,329)

_______________________

(1)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

(2)
Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.

(3)	Excludes the interest income/expense of the respective hedged items recorded in net interest income.

Tables 7.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 7.3 - Net Gains (Losses) on Cash Flow Hedging Relationships (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,774)	$(1,131)	$(3,530)	$(1,917)
Losses recognized in other comprehensive income	(154)	(2,443)	(1,279)	(5,822)

For the six months ended June 30, 2020 and 2019, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2020, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is one year.

As of June 30, 2020, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $6.6 million.

Table 7.4 - Cumulative Basis Adjustments for Fair-Value Hedges (dollars in thousands)

	June 30, 2020
Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$6,005,764	$190,903	$10,189	$201,092
Available-for-sale securities	4,431,321	609,007	—	609,007
Consolidated bonds	(2,155,689)	(53,984)	(40,860)	(94,844)
_______________________

(1)	Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 7.5 - Net Gains and Losses on Derivatives not Designated as Hedging Instruments (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest-rate swaps	$(1,803)	$(1,427)	$(54,372)	$(1,487)
Mortgage-delivery commitments	632	462	570	1,070
Price alignment interest(1)	10	3	83	3

Net losses on derivatives not designated as hedging instruments	$(1,161)	$(962)	$(53,719)	$(414)
______________________

(1)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2020, was $95.4 million for which we had delivered collateral with a post-haircut value of $94.5 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 7.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2020.

Table 7.6 - Post Haircut Value of Incremental Collateral to be Delivered as of June 30, 2020 (dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$358
AA-	A+, A or A-	—
A-	below A-	5,821
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs for all cleared derivative transactions, Chicago Mercantile Exchange, Inc. (CME Inc.) and LCH Limited (LCH Ltd.). Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member which acts as our agent to the DCO and which guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (CFTC)-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at June 30, 2020.

Impacts on Statement of Cash Flows. Due to declines in market values, from our perspective, of cleared derivatives during the six months ended June 30, 2020, there was an increase in variation margin posted on cleared derivatives to the DCOs totaling $512.3 million. On the statement of cash flows, $404.2 million of the variation margin cash payment is included in net change in derivatives and hedging activities, as an operating activity, while $108.1 million of the variation margin cash payment is included in net payments on derivatives with a financing element, as a financing activity.

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

We have analyzed the rights, rules, and regulations governing our cleared and non-cleared derivatives and determined that those rights, rules, and regulations should result in a net claim with each of our counterparties (which, in the context of cleared derivatives is through each of our clearing members with the related DCO) upon an event of default (solely in the case of non-cleared derivatives) or the bankruptcy, insolvency or a similar proceeding involving our counterparty (and/or one of our clearing members, in the case of cleared derivatives). For this purpose, "net claim" generally means a single net amount reflecting the aggregation of all amounts owed by us to the relevant counterparty and payable to us from the relevant counterparty.

Table 7.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of June 30, 2020, and December 31, 2019, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties, but does not include any related non-cash collateral received from or pledged to counterparties.

Table 7.7 - Netting of Derivative Assets and Derivative Liabilities (dollars in thousands)

	June 30, 2020
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$10,118	$(9,839)	$107	$386	$—	$—	$386
Cleared	6,610	197,500		204,110	—	—	204,110
Total				$204,496			$204,496

Derivative Liabilities
Uncleared	$(104,363)	$80,265	$—	$(24,098)	$22,915	$—	$(1,183)
Cleared	(1,399)	1,399		—	—	—	—
Total				$(24,098)			$(1,183)
_______________________

(1)	Includes gross amounts of netting adjustments and cash collateral.

(2)
Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At June 30, 2020, we had additional net credit exposure of $1.1 million due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Table 8.1 - Deposits (dollars in thousands)

	June 30, 2020	December 31, 2019
Interest-bearing
Demand and overnight	$1,078,934	$613,143
Term	—	800
Other	3,067	2,589
Noninterest-bearing
Other	109,228	57,777
Total deposits	$1,191,229	$674,309

Note 9 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 9.1 - CO Bonds Outstanding by Contractual Maturity (dollars in thousands)

	June 30, 2020		December 31, 2019
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$12,682,905	0.96%	$9,455,725	2.03%
Due after one year through two years	4,081,500	1.69	6,442,960	2.02
Due after two years through three years	2,393,600	2.03	2,154,920	2.18
Due after three years through four years	1,034,965	2.40	1,319,915	2.45
Due after four years through five years	1,445,575	2.23	1,211,080	2.48
Thereafter	2,768,285	3.53	3,220,205	3.33
Total par value	24,406,830	1.61%	23,804,805	2.26%
Premiums	72,036		63,056
Discounts	(10,623)		(11,434)
Hedging adjustments	94,844		32,066
Total	$24,563,087		$23,888,493
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

Table 9.2 - CO Bonds Outstanding by Call Feature (dollars in thousands)

Par Value of CO bonds	June 30, 2020	December 31, 2019
Noncallable and nonputable	$22,246,830	$20,954,805
Callable	2,160,000	2,850,000
Total par value	$24,406,830	$23,804,805

Table 9.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date (dollars in thousands)

	June 30, 2020	December 31, 2019
Due in one year or less	$14,087,905	$11,297,725
Due after one year through two years	4,461,500	6,432,960
Due after two years through three years	2,293,600	2,019,920
Due after three years through four years	939,965	1,332,915
Due after four years through five years	1,015,575	926,080
Thereafter	1,608,285	1,795,205
Total par value	$24,406,830	$23,804,805

Table 9.4 - CO Bonds by Interest Rate-Payment Type (dollars in thousands)

Par Value of CO bonds	June 30, 2020	December 31, 2019
Fixed-rate	$15,537,830	$17,681,805
Simple variable-rate	8,694,000	5,568,000
Step-up (1)	175,000	555,000
Total par value	$24,406,830	$23,804,805

_______________________

(1)	Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:
Table 9.5 - CO Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2020	$17,308,802	$17,316,199	0.33%
December 31, 2019	$27,681,169	$27,733,146	1.59%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 10 — Affordable Housing Program

Table 10.1 - AHP Liability (dollars in thousands)

	June 30, 2020	December 31, 2019
Balance at beginning of year	$86,131	$83,965
AHP expense for the period	4,955	21,302
AHP direct grant disbursements	(9,903)	(15,723)
AHP subsidy for AHP advance disbursements	(1,026)	(3,450)
Return of previously disbursed grants and subsidies	26	37
Balance at end of period	$80,183	$86,131

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

Table 11.1 - Regulatory Capital Requirements (dollars in thousands)

Risk-Based Capital Requirements	June 30, 2020	December 31, 2019

Permanent capital
Class B capital stock	$1,518,515	$1,869,130
Mandatorily redeemable capital stock	6,135	5,806
Retained earnings	1,455,584	1,463,154
Total permanent capital	$2,980,234	$3,338,090
Risk-based capital requirement
Credit-risk capital	$178,755	$235,213
Market-risk capital	153,531	207,426
Operations-risk capital	99,686	132,792
Total risk-based capital requirement	$431,972	$575,431
Permanent capital in excess of risk-based capital requirement	$2,548,262	$2,762,659

	June 30, 2020		December 31, 2019
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$431,972	$2,980,234	$575,431	$3,338,090
Total regulatory capital	$1,846,456	$2,980,234	$2,226,512	$3,338,090
Total capital-to-asset ratio	4.0%	6.5%	4.0%	6.0%

Leverage Ratio
Leverage capital	$2,308,069	$4,470,351	$2,783,141	$5,007,135
Leverage capital-to-assets ratio	5.0%	9.7%	5.0%	9.0%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible to secure advances under the FHLBank Act, provided that this amount is not less than $10 thousand nor more than $10.0 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, and 0.25 percent for outstanding letters of credit (collectively, the activity-based stock-investment requirement).

Partial recovery of prior capital distribution to Financing Corporation. The Competitive Equality Banking Act of 1987 was enacted in August 1987, and, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation (FICO). The capitalization of FICO was provided by capital distributions from the FHLBanks to FICO in exchange for FICO nonvoting capital stock. Capital distributions were made by the FHLBanks in 1987, 1988 and 1989 that aggregated to $680 million. Upon passage of Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBanks’ previous investment in capital stock of FICO was determined to be non-redeemable and the FHLBanks charged-off their prior capital distributions to FICO directly against retained earnings.

Upon the dissolution of FICO in July 2020, FICO determined that excess funds aggregating to $200 million were available for distribution to its stockholders, the FHLBanks. FICO distributed these funds to the FHLBanks in June 2020. Specifically, our partial recovery of prior capital distribution totaled $3.7 million, which was determined based on our share of the $680 million originally contributed by the FHLBanks. We have treated the receipt of these funds as a return of our investment in FICO capital stock, and therefore as a partial recovery of the prior capital distributions made by the Bank to FICO in 1987, 1988, and 1989. These funds have been credited to unrestricted retained earnings.

Note 12 — Accumulated Other Comprehensive Loss

Table 12.1 - Accumulated Other Comprehensive Loss (dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, March 31, 2019	$(118,893)	$(122,913)	$(31,887)	$(5,115)	$(278,808)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	36,293	—	(2,443)	—	33,850
Noncredit other-than-temporary impairment losses	—	(101)	—	—	(101)
Accretion of noncredit loss	—	6,188	—	—	6,188
Net actuarial gain	—	—	—	19	19
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	188	—	—	188
Amortization - hedging activities (2)	—	—	1,131	—	1,131
Amortization - pension and postretirement benefits (3)	—	—	—	171	171
Other comprehensive income (loss)	36,293	6,275	(1,312)	190	41,446
Balance, June 30, 2019	$(82,600)	$(116,638)	$(33,199)	$(4,925)	$(237,362)

Balance, March 31, 2020	$(159,659)	$(52,992)	$(29,575)	$(6,011)	$(248,237)
Other comprehensive (loss) income before reclassifications:
Net unrealized gains (losses)	115,659	—	(154)	—	115,505
Accretion of noncredit loss	—	2,585	—	—	2,585
Net actuarial loss	—	—	—	(389)	(389)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (2)	—	—	1,773	—	1,773
Amortization - pension and postretirement benefits (3)	—	—	—	292	292
Other comprehensive income (loss)	115,659	2,585	1,619	(97)	119,766
Balance, June 30, 2020	$(44,000)	$(50,407)	$(27,956)	$(6,108)	$(128,471)

	Net Unrealized Loss on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2018	$(152,958)	$(129,154)	$(29,119)	$(5,276)	$(316,507)
Cumulative effect of change in accounting principle	—	—	(175)	—	(175)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	70,358	—	(5,822)	—	64,536
Noncredit other-than-temporary impairment losses	—	(181)	—	—	(181)
Accretion of noncredit loss	—	12,479	—	—	12,479
Net actuarial gain	—	—	—	19	19
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	218	—	—	218
Amortization - hedging activities (2)	—	—	1,917	—	1,917
Amortization - pension and postretirement benefits (3)	—	—	—	332	332
Other comprehensive income (loss)	70,358	12,516	(3,905)	351	79,320
Balance, June 30, 2019	$(82,600)	$(116,638)	$(33,199)	$(4,925)	$(237,362)

Balance, December 31, 2019	$(73,922)	$(76,036)	$(30,207)	$(6,807)	$(186,972)
Other comprehensive (loss) income before reclassifications:
Net unrealized gains (losses)	29,922	—	(1,279)	—	28,643
Noncredit losses included in basis of securities sold	—	20,239	—	—	20,239
Accretion of noncredit loss	—	5,390	—	—	5,390
Net actuarial gain	—	—	—	112	112
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (2)	—	—	3,530	—	3,530
Amortization - pension and postretirement benefits (3)	—	—	—	587	587
Other comprehensive income	29,922	25,629	2,251	699	58,501
Balance, June 30, 2020	$(44,000)	$(50,407)	$(27,956)	$(6,108)	$(128,471)
_______________________

(1)	Recorded in other income (loss) in the statement of operations.

(2)	Recorded in CO bond interest expense.

(3)	Recorded in other expenses in the statement of operations.

Note 13 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2019 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended June 30, 2020.

Table 13.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at June 30, 2020, and December 31, 2019. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and certain mortgage loans and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 13.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 13.1 - Fair Value Summary (dollars in thousands)

	June 30, 2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$247,587	$247,587	$247,587	$—	$—	$—
Interest-bearing deposits	1,004,210	1,004,210	1,004,210	—	—	—
Securities purchased under agreements to resell	1,250,000	1,249,998	—	1,249,998	—	—
Federal funds sold	2,015,000	2,014,996	—	2,014,996	—	—
Trading securities(1)	4,445,028	4,445,028	—	4,445,028	—	—
Available-for-sale securities(1)	6,950,965	6,950,965	—	6,891,502	59,463	—
Held-to-maturity securities	621,385	698,671	—	351,744	346,927	—
Advances	24,827,781	25,183,079	—	25,183,079	—	—
Mortgage loans, net	4,411,053	4,629,024	—	4,609,031	19,993	—
Accrued interest receivable	102,582	102,582	—	102,582	—	—
Derivative assets(1)	204,496	204,496	—	16,835	—	187,661
Other assets (1)	32,490	32,490	14,371	18,119	—	—
Liabilities:
Deposits	(1,191,229)	(1,191,225)	—	(1,191,225)	—	—
COs:
Bonds	(24,563,087)	(25,272,555)	—	(25,272,555)	—	—
Discount notes	(17,308,802)	(17,313,461)	—	(17,313,461)	—	—
Mandatorily redeemable capital stock	(6,135)	(6,135)	(6,135)	—	—	—
Accrued interest payable	(82,508)	(82,508)	—	(82,508)	—	—
Derivative liabilities(1)	(24,098)	(24,098)	—	(105,762)	—	81,664
Other:
Commitments to extend credit for advances	—	(1,437)	—	(1,437)	—	—
Standby letters of credit	(1,197)	(1,197)	—	(1,197)	—	—

	December 31, 2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$69,416	$69,416	$69,416	$—	$—	$—
Interest-bearing deposits	1,253,873	1,253,873	1,253,873	—	—	—
Securities purchased under agreements to resell	3,500,000	3,500,003	—	3,500,003	—	—
Federal funds sold	860,000	859,999	—	859,999	—	—
Trading securities(1)	2,250,264	2,250,264	—	2,250,264	—	—
Available-for-sale securities(1)	7,409,000	7,409,000	—	7,344,348	64,652	—
Held-to-maturity securities	871,107	1,035,410	—	456,942	578,468	—
Advances	34,595,363	34,735,775	—	34,735,775	—	—
Mortgage loans, net	4,501,251	4,634,141	—	4,615,737	18,404	—
Accrued interest receivable	112,163	112,163	—	112,163	—	—
Derivative assets(1)	159,731	159,731	—	15,329	—	144,402
Other assets(1)	31,939	31,939	13,894	18,045	—	—
Liabilities:
Deposits	(674,309)	(674,269)	—	(674,269)	—	—
COs:
Bonds	(23,888,493)	(24,226,123)	—	(24,226,123)	—	—
Discount notes	(27,681,169)	(27,681,470)	—	(27,681,470)	—	—
Mandatorily redeemable capital stock	(5,806)	(5,806)	(5,806)	—	—	—
Accrued interest payable	(104,477)	(104,477)	—	(104,477)	—	—
Derivative liabilities(1)	(10,271)	(10,271)	—	(43,805)	—	33,534
Other:
Commitments to extend credit for advances	—	(3,884)	—	(3,884)	—	—
Standby letters of credit	(1,723)	(1,723)	—	(1,723)	—	—

_______________________

(1)	Carried at fair value and measured on a recurring basis.

(2)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 13.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis (dollars in thousands)

	June 30, 2020
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,392	$—	$—	$5,392
U.S. Treasury obligations	—	4,436,070	—	—	4,436,070
U.S. government-guaranteed – single-family MBS	—	3,505	—	—	3,505
GSE – single-family MBS	—	61	—	—	61
Total trading securities	—	4,445,028	—	—	4,445,028
Available-for-sale securities:
HFA securities	—	—	59,463	—	59,463
Supranational institutions	—	436,820	—	—	436,820
U.S. government-owned corporations	—	323,431	—	—	323,431
GSE	—	136,061	—	—	136,061
U.S. government guaranteed – single-family MBS	—	48,356	—	—	48,356
U.S. government guaranteed – multifamily MBS	—	167,492	—	—	167,492
GSE – single-family MBS	—	2,062,451	—	—	2,062,451
GSE – multifamily MBS	—	3,716,891	—	—	3,716,891
Total available-for-sale securities	—	6,891,502	59,463	—	6,950,965
Derivative assets:
Interest-rate-exchange agreements	—	16,728	—	187,661	204,389
Mortgage delivery commitments	—	107	—	—	107
Total derivative assets	—	16,835	—	187,661	204,496
Other assets	14,371	18,119	—	—	32,490
Total assets carried at fair value on a recurring basis	$14,371	$11,371,484	$59,463	$187,661	$11,632,979
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$1,546	$—	$1,546
REO	—	—	608	—	608
Total assets carried at fair value on a nonrecurring basis	$—	$—	$2,154	$—	$2,154
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(105,762)	$—	$81,664	$(24,098)
Total liabilities carried at fair value on a recurring basis	$—	$(105,762)	$—	$81,664	$(24,098)

	December 31, 2019
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,896	$—	$—	$5,896
U.S. Treasury obligations	—	2,240,236	—	—	2,240,236
U.S. government guaranteed – single-family MBS	—	4,047	—	—	4,047
GSE – single-family MBS	—	85	—	—	85
Total trading securities	—	2,250,264	—	—	2,250,264
Available-for-sale securities:
HFA securities	—	—	64,652	—	64,652
Supranational institutions	—	416,429	—	—	416,429
U.S. government-owned corporations	—	296,761	—	—	296,761
GSE	—	123,786	—	—	123,786
U.S. government guaranteed – single-family MBS	—	57,714	—	—	57,714
U.S. government guaranteed – multifamily MBS	—	282,617	—	—	282,617
GSE – single-family MBS	—	2,590,271	—	—	2,590,271
GSE – multifamily MBS	—	3,576,770	—	—	3,576,770
Total available-for-sale securities	—	7,344,348	64,652	—	7,409,000
Derivative assets:
Interest-rate-exchange agreements	—	15,102	—	144,402	159,504
Mortgage delivery commitments	—	227	—	—	227
Total derivative assets	—	15,329	—	144,402	159,731
Other assets	13,894	18,045	—	—	31,939
Total assets carried at fair value on a recurring basis	$13,894	$9,627,986	$64,652	$144,402	$9,850,934
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label MBS	$—	$—	$6,856	$—	$6,856
Mortgage loans held for portfolio	—	—	1,198	—	1,198
REO	—	—	78	—	78
Total assets carried at fair value on a nonrecurring basis	$—	$—	$8,132	$—	$8,132
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(43,805)	$—	$33,534	$(10,271)
Total liabilities carried at fair value on a recurring basis	$—	$(43,805)	$—	$33,534	$(10,271)
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

Table 13.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2020 and 2019.

Table 13.3 - Roll Forward of Level 3 Available-for-Sale Securities (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$65,395	$50,348	$64,652	$49,601
Unrealized gains included in other comprehensive income	1,668	1,212	2,411	1,959
Maturities	(7,600)	—	(7,600)	—
Balance at end of period	$59,463	$51,560	$59,463	$51,560

Note 14 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2020, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2020, and December 31, 2019. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $874.0 billion and $974.4 billion at June 30, 2020, and December 31, 2019, respectively. See Note 9 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 14.1 - Off-Balance Sheet Commitments(1) (dollars in thousands)

	June 30, 2020			December 31, 2019
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$7,284,204	$248,311	$7,532,515	$7,484,754	$215,014	$7,699,768
Commitments for unused lines of credit - advances (3)	1,134,447	—	1,134,447	1,143,828	—	1,143,828
Commitments to make additional advances	97,626	61,332	158,958	434,253	88,167	522,420
Commitments to invest in mortgage loans	20,626	—	20,626	49,911	—	49,911
Unsettled CO discount notes, at par	1,688,000	—	1,688,000	500,000	—	500,000
__________________________

(1)	We have deemed it unnecessary to record any liability for credit losses on these agreements.

(2)
The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At June 30, 2020, and December 31, 2019, these amounts totaled $113.8 million and $27.2 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $1.8 million at December 31, 2019.

(3)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At June 30, 2020, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2027. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.2 million and $1.7 million at June 30, 2020, and December 31, 2019, respectively.

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

Table 15.1 - Transactions with Directors' Institutions (dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2020	$120,901	7.9%	$1,739,011	7.1%	$2,105	6.7%
December 31, 2019	112,811	6.0	2,224,141	6.4	3,581	7.4

Note 16 — Subsequent Events

On July 24, 2020, the board of directors declared a cash dividend at an annualized rate of 4.12 percent based on daily average capital stock balances outstanding during the second quarter of 2020. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $18.9 million and was paid on August 4, 2020.

In the third quarter of 2020, a net gain of $473 thousand was realized on the sale of held-to-maturity private-label mortgage-backed securities, which had an amortized cost of $12.2 million, and of which at least 85 percent of the principal outstanding at acquisition had been collected.

Additionally, during the third quarter of 2020 we adopted a provision of the Accounting Standards Update titled Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. Upon adopting this provision, we:

•	sold certain held-to-maturity private-label mortgage-backed securities which had an amortized cost of $82.3 million and realized a net gain of $6.2 million; and

•	transferred from held-to-maturity to available-for-sale certain securities which had an amortized cost of $254.2 million and a fair value of $269.6 million on the date of transfer.

Subsequent to the transfer to available-for-sale, we sold certain available-for-sale private-label mortgage-backed securities which had an amortized cost of $139.5 million and realized a net gain of $25.9 million.

In conjunction with these sales and transfers, we reduced the allowance for credit losses on these securities by $5.3 million. Following the sales of these private-label mortgage-backed securities, the amortized cost of private-label mortgage-backed securities remaining in our available-for-sale portfolio totaled $18.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2019 Annual Report and Part II — Item 1A — Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 14, 2020 (2020 First Quarter Report) along with the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•
the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the anticipated cessation of the LIBOR benchmark rate, the development of alternative rates, including the Secured Overnight Financing Rate (SOFR), and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from changes in U.S. fiscal policy, actions of the Federal Open Market Committee (FOMC), or changes in ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments; the condition of the capital markets on our COs;

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

EXECUTIVE SUMMARY

For the three months ended June 30, 2020, a quarter marked by continued extraordinarily low interest rates as investors and monetary policymakers reacted to a severe economic downturn in response to the COVID-19 pandemic, net income decreased to $2.8 million, from $35.6 million for the three months ended June 30, 2019. The decrease in net income was primarily due to a $20.1 million increase in net unrealized losses on trading securities and a decrease of $18.3 million in net interest income after provision for credit losses. The sharp and rapid drop in interest rates in March 2020 caused us to experience a substantial temporary compression of net interest margin as overnight investments that we held for liquidity management purposes repriced immediately while a significant portion of the short-term COs financing the bulk of these investments matured during the second quarter of 2020. By the end of the second quarter of 2020, this temporary compression of the Bank's net interest margin had subsided as the short-term debt issued in the first quarter of 2020 matured off the Bank's balance sheet.

Net interest income after provision for credit losses for the three months ended June 30, 2020, was $39.4 million, compared with $57.7 million for the same period in 2019. Advances balances totaled $24.8 billion at June 30, 2020, a decrease of 28.2 percent, compared to $34.6 billion at December 31, 2019, and a decrease of 44.9 percent compared to $45.1 billion at March 31, 2020. Our return on average equity was 0.36 percent for the three months ended June 30, 2020, compared with 4.77 percent for the same period in 2019, a decrease of 441 basis points. Our business model is designed to allow for variability in demand for advances and changes in interest rates. While sharply lower interest rates contributed to reduced net income, our financial condition continued to be strong with retained earnings of $1.46 billion at June 30, 2020, a surplus of $755.6 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of June 30, 2020. We also provided a dividend spread of 350 basis points over the daily average three-month LIBOR.

While we expect our net income for the remainder of 2020 to improve from that of the quarter ended June 30, 2020, our board of directors intends to reevaluate our dividend strategy during the remainder of 2020, in light of the pending cessation of LIBOR as our current dividend benchmark rate, as well as the ongoing financial challenges resulting from the COVID-19 pandemic and their impact on our current and projected earnings, including near-zero interest rates and significantly lower advances balances. As always, dividends remain at the discretion of our board of directors.

Our overall results of operations are influenced by the economy and financial markets, and in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs in response to demand for advances during the quarter ended June 30, 2020.

Coronavirus Pandemic: COVID-19

The economic effects of the COVID-19 pandemic in the United States are evolving, and the full impact and duration of the virus are unknown. COVID-19 and the resulting shut-down of large parts of the economy in the first half of 2020 have strained and severely taxed healthcare systems, businesses, and economies worldwide and induced a response of unprecedented fiscal and monetary policy support from the federal government. In the first two quarters and continuing, these policies have sharply reduced interest rates and have increased bank and credit union deposits, depressing the demand for wholesale funding. The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions and have resulted in significant changes in interest rates, credit spreads, and asset prices which have had adverse impacts on us. The financial effects of COVID-19 have increased credit risks to our investment portfolios, including private-label MBS, money market investments, and our MPF loans, among others. Decreased interest rates have had a negative impact on our net income, including on our money market assets and through accelerated premium amortization on MBS. Possible additional effects may include, among other things, disruption to our members and counterparties, uncertainties in the credit markets, operational incidents because of a remote work force, and a decline in the fair value of assets. Valuations for Agency MBS began to improve in April and have continued to improve and stabilize, partly as a result of increased investment by the Federal Reserve. Given the recent surge in cases throughout the U.S. and uncertainties around the timing and effectiveness of a vaccine for COVID-19, as well as the depth of the recent economic decline, it is likely that our earnings will remain lower for the next few years than they have been in recent years.

Governmental and public actions taken in response to the COVID-19 pandemic (such as shelter-in-place or similar orders, travel restrictions, and business shutdowns), have significantly reduced economic activity and created substantial uncertainty about the future economic environment. Unemployment insurance claims have increased dramatically as employers lay off workers, though the pace of initial claims has slowed since the initial weeks following the pandemic's declaration. The COVID-19 pandemic and related developments have resulted in substantial disruptions in the financial markets, initially including dramatic increases in market volatility, and have led to concerns that economic effects will lead to a global recession. In response to COVID-19 developments, the Federal Reserve responded with a series of monetary policy adjustments in March 2020, including rapid reductions to the targeted federal funds rate totaling 1.50 percentage points, an increase in its daily repurchase agreement offerings, announced purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, and the establishment of multiple liquidity facilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, and funding for the Paycheck Protection Program (PPP), which was created by the CARES Act, was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act. Also in response to COVID-19, the FHFA has taken certain actions to provide various forms of relief and guidance regarding the financial, operational, credit market, and other effects of the pandemic.

Demand for advances increased in March but has since decreased. Among other things, high member deposit balances have limited additional demand for advances in the second quarter. In addition, the Federal Reserve’s lending facility to support the PPP of the CARES Act, which provides loans to businesses, may have decreased demand for advances as members have been able to borrow under that facility at lower rates than are offered for advances.

The risk of credit losses has increased, but we have not seen a significant impact at this time. We are continuing to monitor credit and collateral conditions and make adjustments as needed. The CARES Act contains mortgage loan forbearance for borrowers. The continued inability of borrowers to make payments on mortgage loans post-forbearance may affect our results of operations through an increase in delinquency and loss performance in our MPF loan portfolio, and we have increased our allowance for credit losses from $3.5 million in the first quarter to $4.6 million in the second quarter.

We continue to help our members support small business customers through low interest-rate funding. Our Jobs for New England (JNE) Working Capital Lending Program provides zero-interest advances to our members to enable them to make working capital loans at low rates to their eligible small business customers.

On March 12, 2020, the Bank asked employees who were not operationally critical to work remotely, and except for specific, limited needs of short duration, all staff (including operationally critical employees) worked remotely from late March 2020 until mid-July 2020, when a small number of employees began working in our Boston offices. Following the implementation of our Business Continuity Plan, we have remained fully operational with minimal impact on services to our members and other counterparties. At this time, we cannot predict when our full employee base will be permitted to return to work in our offices. We could experience significant operational difficulties or disruptions, which could impair our ability to conduct and manage our business effectively. While we have deployed modern, secure virtual private network and remote terminal solutions, a remote workforce can be more vulnerable to operational disruption than a workforce on a closed, closely monitored corporate network. Our reliance on operationally critical vendors increases risk because those vendors may themselves, because of remote work requirements, be operating in a less secure manner. For further details of the potential impact of these events on the Bank, see the risk factors set forth in Part II — Item 1A — Risk Factors of our 2020 First Quarter Report. Additional information is provided in Economic Conditions.

Net Interest Margin

For the three months ended June 30, 2020, net interest margin was 0.31 percent, a decrease of 12 basis points from the same period in 2019. The decrease in net interest margin mainly reflects the negative impact of sharply lower interest rates on overnight investments funded by capital stock and short-term debt. We experienced substantial temporary net interest margin compression as a result of two unscheduled FOMC actions in March 2020 to reduce the targeted federal funds rate a total of 1.50 percentage points. The FOMC’s actions came shortly after we funded a significant volume of overnight and short-term advances by issuing term discount notes that we were required to issue in order to meet liquidity requirements. This net interest margin compression extended through May 2020 and had an adverse impact on net interest income in the second quarter of 2020. In addition, the low interest rate environment has triggered refinancing incentives on residential mortgage loans, resulting in anticipated and actual increases of mortgage prepayment activity that accelerated net premium amortization of our Agency residential MBS as well as our whole mortgage loans.

Advances Balances

During the six months ended June 30, 2020, advances decreased $9.8 billion, or 28.2 percent, to $24.8 billion, compared with $34.6 billion at year-end 2019 and $45.1 billion at March 31, 2020. The decrease in advances was concentrated in short-term fixed-rate and variable-rate advances and is primarily due to excess liquidity at member institutions.

Accretable yields from investments in private-label MBS

For the three months ended June 30, 2020 and 2019, we recognized $3.3 million and $7.0 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. For a discussion of this accounting treatment, see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2019 Annual Report.

The amortized cost of our total investments in private-label MBS declined to $253.6 million at June 30, 2020. The allowance for credit losses for our private-label MBS was $5.6 million at June 30, 2020.

Legislative and Regulatory Developments

During and after the second quarter, legislation has been enacted, and the FHFA and other regulators with authority over us or our way of doing business have issued or proposed regulations and issued guidance as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

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

ECONOMIC CONDITIONS

Economic Environment

The coronavirus pandemic and the public health measures taken to prevent its spread have led to a severe contraction of economic activity. The current economic outlook is highly uncertain as it continues to depend on the path of the virus.

Output contracted sharply during the first half of the year. Gross domestic product fell by 5.0 percent and 32.9 percent at an annualized rate during the first and second quarters of 2020, respectively, driven by precipitous declines in consumer spending on healthcare, travel, and retail, as well as industrial production.

The labor market was severely disrupted by the unfolding health crisis. Over 21 million jobs were lost in March and April. Consequently, the unemployment rate peaked at 14.7 percent in April, a level not seen since the Great Depression. These losses were partially offset by gains of 2.7 million jobs in May and 4.8 million jobs in June. As a result, the unemployment rate declined in June to 11.1 percent, still a highly elevated level.

The unemployment rate in New England sharply rose in April to 14.0 percent, stood at 14.0 percent in May, and declined slightly to 13.4 percent in June. In June 2020, among the six New England states, Massachusetts had the highest unemployment rate at 17.4 percent and Maine had the lowest unemployment rate at 6.6 percent.

To stem job losses and mitigate the economic disruption, Congress passed the CARES Act in March 2020, providing $2.2 trillion in various measures to alleviate the adverse economic impact on households and businesses. Further economic relief and stimulus legislations are currently under consideration in Congress.

Interest-Rate Environment

In response to the unfolding health crisis, the FOMC cut the federal funds rate from a target range of 1.5 percent to 1.75 percent at the beginning of 2020 to a range of 0 percent to 0.25 percent in March and has maintained this effective lower bound since. According to FOMC member projections released following its June meeting, a near zero federal funds rate target may be maintained through 2022. Federal Reserve Chair Powell noted in a June press conference that both FOMC member projections and private forecasts reflect “a long spell with rates at the effective lower bound.” After falling substantially in March, Treasury yields have remained low, with two-year Treasury rates trading within the 0 percent to 0.25 percent target range of the federal funds rate, suggesting that investors expect the federal funds rate to stay at the lower bound for an extended period.

Investor demand for high credit quality, fixed-income investments, including the FHLBanks' consolidated obligations, remains strong. The spreads of the FHLBanks' consolidated obligations relative to U.S. Treasury securities narrowed to more typical levels by quarter end after widening substantially in March and April.

Table 1 - Key Interest Rates

	Three Month Average		Six Month Average		Ending Rate
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020	December 31, 2019
Federal funds effective rate	0.06%	2.40%	0.64%	2.40%	0.08%	1.55%
3-month LIBOR	0.60%	2.51%	1.07%	2.60%	0.30%	1.91%
3-month U.S. Treasury yield	0.12%	2.34%	0.60%	2.38%	0.13%	1.55%
2-year U.S. Treasury yield	0.19%	2.13%	0.64%	2.31%	0.15%	1.57%
5-year U.S. Treasury yield	0.36%	2.12%	0.76%	2.29%	0.29%	1.69%
10-year U.S. Treasury yield	0.68%	2.34%	1.03%	2.49%	0.66%	1.92%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2019, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data (dollars in thousands)

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Statement of Condition
Total assets	$46,161,388	$68,900,865	$55,662,811	$56,923,960	$55,779,532
Investments, net(1)	16,286,588	18,072,153	16,144,244	13,593,020	13,963,431
Advances	24,827,781	45,076,223	34,595,363	38,539,591	37,096,797
Mortgage loans held for portfolio, net(2)	4,411,053	4,528,474	4,501,251	4,459,120	4,421,028
Deposits and other borrowings	1,191,229	859,816	674,309	625,873	594,848
Consolidated obligations:
Bonds	24,563,087	24,576,586	23,888,493	25,864,142	25,292,490
Discount notes	17,308,802	39,692,253	27,681,169	26,896,215	26,424,978
Total consolidated obligations	41,871,889	64,268,839	51,569,662	52,760,357	51,717,468
Mandatorily redeemable capital stock	6,135	6,112	5,806	17,107	17,107
Class B capital stock outstanding-putable(3)	1,518,515	2,266,329	1,869,130	2,031,651	1,995,252
Unrestricted retained earnings	1,097,875	1,116,001	1,114,337	1,085,463	1,087,641
Restricted retained earnings	357,709	357,148	348,817	335,110	328,685
Total retained earnings	1,455,584	1,473,149	1,463,154	1,420,573	1,416,326
Accumulated other comprehensive loss	(128,471)	(248,237)	(186,972)	(215,797)	(237,362)
Total capital	2,845,628	3,491,241	3,145,312	3,236,427	3,174,216
Results of Operations
Net interest income after provision for credit losses	$39,444	$31,035	$68,329	$56,326	$57,721
Litigation settlements	98	—	29,358	3	—
Other (loss) income, net	(16,275)	37,597	12,617	2,067	3,675
Other expense	20,146	22,341	34,137	22,671	21,789
AHP assessments	319	4,636	7,633	3,597	3,987
Net income	$2,802	$41,655	$68,534	$32,128	$35,620
Other Information
Dividends declared	$24,094	$24,129	$25,953	$27,881	$31,666
Dividend payout ratio	859.89%	57.93%	37.87%	86.78%	88.90%
Weighted-average dividend rate(4)	5.06	5.46	5.73	6.04	6.22
Return on average equity(5)	0.36	5.15	9.13	4.28	4.77
Return on average assets	0.02	0.27	0.50	0.24	0.27
Net interest margin(6)	0.31	0.20	0.50	0.43	0.43
Average equity to average assets	5.59	5.27	5.49	5.66	5.57
Total regulatory capital ratio(7)	6.46	5.44	6.00	6.09	6.15
_______________________

(1)
Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold. The allowance for credit losses for held-to-maturity private-label MBS amounted to $5.6 million and $3.8 million as of June 30, 2020 and March 31, 2020.

(2)
The allowance for credit losses for mortgage loans amounted to $4.6 million as of June 30, 2020, $3.5 million as of March 31, 2020, and $500 thousand for each of the periods ending December 31, 2019, September 30, 2019, and June 30, 2019, respectively.

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

RESULTS OF OPERATIONS

Net Income

Second Quarter of 2020 Compared with Second Quarter of 2019

Net income decreased to $2.8 million for the three months ended June 30, 2020, from $35.6 million. The reasons for the decrease are discussed under — Executive Summary.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

For the six months ended June 30, 2020, a period marked by extraordinary market volatility, fiscal and monetary policy interventions, and interest rate declines as investors reacted to a severe economic downturn in response to the COVID-19 pandemic, net income decreased to $44.5 million, from $90.1 million for the six months ended June 30, 2019. The decrease in net income was primarily due to a decrease of $73.8 million in net interest income after provision for credit losses as well as an increase of $53.3 million in net losses on derivatives and hedging activities, partially offset by a $40.7 million gain on sale of held-to-maturity securities and a $26.3 million increase in unrealized gains on trading securities.

Net Interest Income

Second Quarter of 2020 Compared with Second Quarter of 2019

Net interest income after provision for credit losses for the three months ended June 30, 2020, was $39.4 million, compared with $57.7 million for the same period in 2019. The $18.3 million decrease in net interest income after provision for credit losses was due to several factors, including the following: lower returns from investing the Bank’s capital and liquidity due to sharply reduced interest rates; a substantial temporary compression of the Bank's net interest margin earned on short-term debt we held for liquidity management purposes (discussed in Executive Summary and Coronavirus Pandemic: COVID-19); a $3.7 million decrease in accretion of significant improvement in projected cash flows resulting from sales of previously impaired private label mortgage-backed securities in the fourth quarter of 2019 and first quarter of 2020; and a $2.9 million increase in the provision for credit losses relating to mortgage loans and private-label mortgage-backed securities. The increase in the provision for credit losses reflects changes in the economic outlook after the COVID-19 pandemic. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.26 percent for the three months ended June 30, 2020, a three basis point decrease from the same period in 2019, and net interest margin was 0.31 percent, a 12 basis point decrease from 2019. The decrease in net interest spread reflects a 135 basis point decrease in the average yield on earning assets and a 132 basis point decrease in the average yield on interest-bearing liabilities.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Net interest income after provision for credit losses for the six months ended June 30, 2020, was $70.5 million, compared with $144.3 million for the same period in 2019. The $73.8 million decrease in net interest income after provision for credit losses was due to several factors, including the following: lower returns from investing the Bank’s capital in a sharply reduced interest rate environment; accelerated net premium amortization on Agency MBS and mortgage loans held due to higher projected and actual mortgage refinancing activity; a $25.7 million decline in prepayment fees on advances; a substantial temporary compression of the Bank's net interest margin earned on overnight investments funded by short-term debt issued prior to FOMC's March rate cuts that we held for liquidity management purposes; a $5.7 million decrease in accretion of significant improvement in projected cash flows resulting from sales of previously impaired private label mortgage-backed securities in the fourth quarter of 2019 and first quarter of this year; and a $2.2 million increase in the provision for credit losses relating to mortgage loans and private-label mortgage-backed securities.

Net interest spread was 0.18 percent for the six months ended June 30, 2020, a 19 basis point decrease from the same period in 2019, and net interest margin was 0.25 percent, a 27 basis point decrease from 2019. The decrease in net interest spread reflects a 118 basis point decrease in the average yield on earning assets and a 99 basis point decrease in the average yield on interest-bearing liabilities. The decreases in both net interest spread and net interest margin mainly reflect the negative impact of sharply lower interest rates on overnight investments funded by capital stock and short-term debt. In particular, the sharp and rapid drop in interest rates in March 2020 caused a substantial temporary compression of net interest margin the Bank earned on short-term debt we held for liquidity management purposes during the six months ended June 30, 2020. This reduction in net interest income resulting from maintaining on-balance-sheet liquidity continued into May 2020 and then began to improve.

Table 3 presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$32,362,615	$104,982	1.30%	$33,207,902	$227,675	2.75%
Interest-bearing deposits	1,351,418	385	0.11	883,817	5,398	2.45
Securities purchased under agreements to resell	1,569,231	213	0.05	5,927,505	36,210	2.45
Federal funds sold	3,006,857	424	0.06	2,186,462	13,261	2.43
Investment securities(2)	11,781,608	44,944	1.53	6,891,737	41,651	2.42
Mortgage loans(2)	4,504,857	33,333	2.98	4,399,155	37,587	3.43
Other earning assets	—	—	—	1,649	10	2.43
Total interest-earning assets	54,576,586	184,281	1.36	53,498,227	361,792	2.71
Other non-interest-earning assets	345,664			273,421
Fair-value adjustments on investment securities	438,037			(354)
Total assets	$55,360,287	$184,281	1.34%	$53,771,294	$361,792	2.70%
Liabilities and capital
Consolidated obligations
Discount notes	$25,234,744	$47,582	0.76%	$24,872,932	$151,253	2.44%
Bonds	25,777,748	94,256	1.47	24,985,939	150,715	2.42
Deposits	901,339	27	0.01	502,811	1,809	1.44
Mandatorily redeemable capital stock	6,198	64	4.15	17,238	259	6.03
Other borrowings	281	5	7.16	3,713	23	2.48
Total interest-bearing liabilities	51,920,310	141,934	1.10	50,382,633	304,059	2.42
Other non-interest-bearing liabilities	347,615			394,337
Total capital	3,092,362			2,994,324
Total liabilities and capital	$55,360,287	$141,934	1.03%	$53,771,294	$304,059	2.27%
Net interest income		$42,347			$57,733
Net interest spread			0.26%			0.29%
Net interest margin			0.31%			0.43%

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)

Table 3 - Net Interest Spread and Margin (dollars in thousands)

Assets
Advances	$33,662,386	$274,479	1.64%	$34,971,075	$502,483	2.90%
Interest-bearing deposits	1,396,329	5,354	0.77	743,680	9,068	2.46
Securities purchased under agreements to resell	2,901,385	14,574	1.01	6,248,039	76,071	2.46
Federal funds sold	4,030,874	17,141	0.86	3,115,431	37,555	2.43
Investment securities(2)	11,393,989	85,023	1.50	7,025,001	83,084	2.38
Mortgage loans	4,512,644	70,179	3.13	4,370,564	74,956	3.46
Other earning assets	8,242	47	1.15	1,243	15	2.43
Total interest-earning assets	57,905,849	466,797	1.62%	56,475,033	783,232	2.80%
Other non-interest-earning assets	300,577			275,978
Fair-value adjustments on investment securities	340,320			(33,622)
Total assets	$58,546,746	$466,797	1.60%	$56,717,389	$783,232	2.78%
Liabilities and capital
Consolidated obligations
Discount notes	$29,216,769	$175,064	1.20%	$27,175,464	$329,192	2.44%
Bonds	25,015,034	217,803	1.75	25,418,209	305,532	2.42
Deposits	813,412	865	0.21	496,490	3,614	1.47
Mandatorily redeemable capital stock	6,059	138	4.58	18,620	566	6.13
Other borrowings	27,339	229	1.68	2,200	27	2.47
Total interest-bearing liabilities	55,078,613	394,099	1.44%	53,110,983	638,931	2.43%
Other non-interest-bearing liabilities	296,171			519,461
Total capital	3,171,962			3,086,945
Total liabilities and capital	$58,546,746	$394,099	1.35%	$56,717,389	$638,931	2.27%
Net interest income		$72,698			$144,301
Net interest spread			0.18%			0.37%
Net interest margin			0.25%			0.52%
_________________________

(1)	Yields are annualized.

(2)	The average balances are reflected at amortized cost.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and six months ended June 30, 2020 and 2019. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2020 vs. 2019			For the Six Months Ended June 30, 2020 vs. 2019
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(5,655)	$(117,038)	$(122,693)	$(18,157)	$(209,847)	$(228,004)
Interest-bearing deposits	1,884	(6,897)	(5,013)	4,895	(8,609)	(3,714)
Securities purchased under agreements to resell	(15,450)	(20,547)	(35,997)	(29,330)	(32,167)	(61,497)
Federal funds sold	3,627	(16,464)	(12,837)	8,805	(29,219)	(20,414)
Investment securities	22,381	(19,088)	3,293	39,704	(37,765)	1,939
Mortgage loans	885	(5,139)	(4,254)	2,378	(7,155)	(4,777)
Other earning assets	(5)	(5)	(10)	44	(12)	32
Total interest income	7,667	(185,178)	(177,511)	8,339	(324,774)	(316,435)
Interest expense
Consolidated obligations
Discount notes	2,169	(105,840)	(103,671)	23,111	(177,239)	(154,128)
Bonds	4,636	(61,095)	(56,459)	(4,774)	(82,955)	(87,729)
Deposits	802	(2,584)	(1,782)	1,464	(4,213)	(2,749)
Mandatorily redeemable capital stock	(131)	(64)	(195)	(312)	(116)	(428)
Other borrowings	(34)	16	(18)	213	(11)	202
Total interest expense	7,442	(169,567)	(162,125)	19,702	(264,534)	(244,832)
Change in net interest income	$225	$(15,611)	$(15,386)	$(11,363)	$(60,240)	$(71,603)

Average Balance of Advances Outstanding

The average balance of total advances decreased $1.3 billion, or 3.7 percent, for the six months ended June 30, 2020, compared with the same period in 2019. We cannot predict whether this trend will continue.

For the six months ended June 30, 2020 and 2019, net prepayment fees on advances were $5.0 million and $30.7 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances in the 2019 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.8 billion, or 17.5 percent, for the six months ended June 30, 2020, compared with the same period in 2019. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the sharp decrease in the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold decreased from 2.43 percent during the six months ended June 30, 2019 to 0.86 percent during the six months ended June 30, 2020, while average yields on securities purchased under agreements to resell decreased from 2.46 percent for the six months ended June 30, 2019 to 1.0 percent for the six months ended June 30, 2020. These investments are used for liquidity management.

Average investment-securities balances increased $4.4 billion, or 62.2 percent for the six months ended June 30, 2020, compared with the same period in 2019, an increase consisting primarily of a $3.7 billion increase in U.S. Treasury obligations and a $674.7 million increase in MBS.

Average Balance of COs

Average CO balances increased $1.6 billion, or 3.1 percent, for the six months ended June 30, 2020, compared with the same period in 2019, principally due to the increase in our average investment securities balances. This overall increase consisted of a $2.0 billion increase in CO discount notes offset by a decrease of $403.2 million in CO bonds.

The average balance of CO discount notes represented approximately 53.9 percent of total average COs during the six months ended June 30, 2020, compared with 51.7 percent of total average COs during the six months ended June 30, 2019. The average balance of CO bonds represented 46.1 percent and 48.3 percent of total average COs outstanding during the six months ended June 30, 2020 and 2019, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are documented and qualify as hedges of advances, investments, and debt instruments. The fair value gains and losses of derivatives and hedged items designated in fair-value hedge relationships are also recognized as interest income or interest expense. We enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and to achieve our risk-management objectives. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy.

Table 5 - Effect of Derivative and Hedging Activities (dollars in thousands)

	For the Three Months Ended June 30, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(493)	$—	$(504)	$(947)	$—	$(1,944)
Gains (losses) on designated fair-value hedges	1,170	353	—	(877)	—	646
Net interest settlements on derivatives(2)	(14,683)	(20,459)	—	7,040	—	(28,102)
Total net interest income	(14,006)	(20,106)	(504)	5,216	—	(29,400)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	140	(1,943)	—	—	—	(1,803)
Mortgage delivery commitments	—	—	632	—	—	632
Price alignment amount(3)	—	—	—	—	10	10
Net gains (losses) on derivatives and hedging activities	140	(1,943)	632	—	10	(1,161)

Subtotal	(13,866)	(22,049)	128	5,216	10	(30,561)

Net losses on trading securities(4)	—	(18,861)	—	—	—	(18,861)
Total net effect of derivatives and hedging activities	$(13,866)	$(40,910)	$128	$5,216	$10	$(49,422)

	For the Three Months Ended June 30, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(605)	$—	$(168)	$(548)	$—	$(1,321)
(Losses) gains on designated fair-value hedges	(261)	1,309	—	(346)	—	702
Net interest settlements on derivatives(2)	12,501	(5,759)	—	(6,288)	—	454
Total net interest income	11,635	(4,450)	(168)	(7,182)	—	(165)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(28)	(1,399)	—	—	—	(1,427)
Mortgage delivery commitments	—	—	462	—	—	462
Price alignment amount(3)	—	—	—	—	3	3
Net (losses) gains on derivatives and hedging activities	(28)	(1,399)	462	—	3	(962)

Subtotal	11,607	(5,849)	294	(7,182)	3	(1,127)

Net losses on trading securities(4)	—	(365)	—	—	—	(365)
Total net effect of derivatives and hedging activities	$11,607	$(6,214)	$294	$(7,182)	$3	$(1,492)

	For the Six Months Ended June 30, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(830)	$—	$(780)	$(1,835)	$—	$(3,445)
Losses on designated fair-value hedges	(1,317)	(8,588)	—	(1,377)	—	(11,282)
Net interest settlements on derivatives(2)	(17,308)	(29,557)	—	9,996	—	(36,869)
Total net interest income	(19,455)	(38,145)	(780)	6,784	—	(51,596)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(64)	(54,308)	—	—	—	(54,372)
Mortgage delivery commitments	—	—	570	—	—	570
Price alignment amount(3)	—	—	—	—	83	83
Net (losses) gains on derivatives and hedging activities	(64)	(54,308)	570	—	83	(53,719)

Subtotal	(19,519)	(92,453)	(210)	6,784	83	(105,315)

Net gains on trading securities(4)	—	27,612	—	—	—	27,612
Total net effect of derivatives and hedging activities	$(19,519)	$(64,841)	$(210)	$6,784	$83	$(77,703)

	For the Six Months Ended June 30, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,050)	$—	$(264)	$(623)	$—	$(1,937)
Gains (losses) on designated fair-value hedges	800	(2,765)	—	(1,338)	—	(3,303)
Net interest settlements on derivatives(2)	28,753	(11,550)	—	(15,368)	—	1,835
Total net interest income	28,503	(14,315)	(264)	(17,329)	—	(3,405)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(58)	(1,429)	—	—	—	(1,487)
Mortgage delivery commitments	—	—	1,070	—	—	1,070
Price alignment amount(3)	—	—	—	—	3	3
Net (losses) gains on derivatives and hedging activities	(58)	(1,429)	1,070	—	3	(414)

Subtotal	28,445	(15,744)	806	(17,329)	3	(3,819)

Net losses on trading securities(4)	—	(752)	—	—	—	(752)
Total net effect of derivatives and hedging activities	$28,445	$(16,496)	$806	$(17,329)	$3	$(4,571)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

(4)	Includes only those gains (losses) on trading securities that have an assigned economic derivative.

FINANCIAL CONDITION

Advances

At June 30, 2020, the advances portfolio totaled $24.8 billion, a decrease of $9.8 billion compared with $34.6 billion at December 31, 2019. Advances increased during the month of March, as members sought on-balance-sheet liquidity as a result of market volatility and projected additional loan demand. During the second quarter, however, demand for advances declined, as member deposit levels increased significantly and the Federal Reserve encouraged depository institutions to borrow through the discount window.

Table 6 - Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2020		December 31, 2019
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$11,421,388	46.3%	$12,428,285	35.9%
Short-term	8,410,632	34.1	12,126,389	35.1
Putable	1,910,425	7.8	1,349,500	3.9
Amortizing	812,590	3.3	783,400	2.3
Overnight	495,879	2.0	1,409,017	4.1
All other fixed-rate advances	10,000	—	10,000	—
	23,060,914	93.5	28,106,591	81.3

Variable-rate advances
Simple variable (1)	1,420,395	5.8	6,379,495	18.4
All other variable-rate indexed advances	172,700	0.7	63,801	0.2
Putable	10,000	—	34,000	0.1
	1,603,095	6.5	6,477,296	18.7
Total par value	$24,664,009	100.0%	$34,583,887	100.0%
_____________________

(1)	Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

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

Table 7 - Advances Outstanding by Borrower Credit Status Category (dollars in thousands)

	June 30, 2020
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	234	$19,700,551	$98,005,105	497.5%
Category-2	13	345,242	828,649	240.0
Category-3	16	451,885	625,847	138.5
Insurance companies	26	4,166,331	5,777,887	138.7
Total	289	$24,664,009	$105,237,488	426.7%

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

We have not recorded any allowance for credit losses on advances at June 30, 2020, and December 31, 2019, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 5 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2020
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
People's United Bank, N.A.	$1,290,120	5.2%	0.47%
Massachusetts Mutual Life Insurance Co.	1,100,000	4.5	2.51
Washington Trust Company	1,005,051	4.1	1.38
Brookline Bank	925,861	3.7	1.20
Voya Retirement Insurance and Annuity Co.	835,000	3.4	0.59
Total of top five advance-borrowing institutions	$5,156,032	20.9%

	December 31, 2019
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$5,005,773	14.5%	2.01%
People's United Bank, N.A.	3,111,088	9.0	1.79
Webster Bank, N.A.	1,948,476	5.6	1.87
Washington Trust Company	1,141,464	3.3	2.17
Massachusetts Mutual Life Insurance Company	1,100,000	3.2	2.51
Total of top five advance-borrowing institutions	$12,306,801	35.6%
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2020, investment securities and short-term money-market instruments totaled $16.3 billion, an increase from $16.1 billion at December 31, 2019.

Short-term money-market investments decreased $1.3 billion to $4.3 billion at June 30, 2020, compared with December 31, 2019. The decrease was attributable to a $2.3 billion decrease in securities purchased under agreements to resell and a $249.7 million decrease in interest bearing deposits offset by an increase of $1.2 billion in federal funds sold.

Investment securities increased $1.5 billion to $12.0 billion at June 30, 2020, compared with December 31, 2019. This was attributable to an increase of $2.2 billion in U.S. Treasury obligations offset by a $752.9 million decrease in MBS.

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

Table 9 - Credit Ratings of Investments at Carrying Value (dollars in thousands)

	June 30, 2020
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$146	$1,004,064	$—	$—	$—
Securities purchased under agreements to resell	—	—	1,250,000	—	—	—
Federal funds sold	—	465,000	1,550,000	—	—	—
Total money-market instruments	—	465,146	3,804,064	—	—	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	4,436,070	—	—	—	—
Corporate bonds	—	—	—	—	—	5,392
U.S. government-owned corporations	—	323,431	—	—	—	—
GSE	—	136,061	—	—	—	—
Supranational institutions	436,820	—	—	—	—	—
HFA securities	45,759	52,589	4,505	34,300	—	—
Total non-MBS	482,579	4,948,151	4,505	34,300	—	5,392

MBS:
U.S. government guaranteed - single-family	—	58,203	—	—	—	—
U.S. government guaranteed - multifamily	—	167,492	—	—	—	—
GSE – single-family	—	2,324,727	—	—	—	—
GSE – multifamily	—	3,794,402	—	—	—	—
Private-label	—	—	4,556	—	174,529	18,542
Total MBS	—	6,344,824	4,556	—	174,529	18,542

Total investment securities	482,579	11,292,975	9,061	34,300	174,529	23,934

Total investments	$482,579	$11,758,121	$3,813,125	$34,300	$174,529	$23,934
_______________________

(1)
The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2020. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.

(2)	The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. Prior to January 1, 2020, this limit was based on a percentage of regulatory capital and the counterparty's long-term unsecured NRSRO credit rating. Effective January 1, 2020, the applicable FHFA regulation replaced this reference to NRSRO ratings with a reference to internal ratings determined by each FHLBank. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's internal credit rating.

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value (dollars in thousands)

	Carrying Value
	June 30, 2020	December 31, 2019
Federal funds sold	$2,015,000	$860,000
Interest bearing deposits	1,004,210	1,253,873
Supranational institutions	436,820	416,429
U.S. government-owned corporations	323,431	296,761
GSEs	136,061	123,786

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2019 Annual Report.

As of June 30, 2020, our mortgage loan investment portfolio totaled $4.4 billion, a decrease of $90.2 million from December 31, 2019. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. In addition, prepayment activity in the quarter ended June 30, 2020 has been elevated and higher than our purchases of mortgage loans, and, accordingly, we expect mortgage loan portfolio balances to decline over the remainder of the year.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2019 Annual Report. For information on the credit performance of our mortgage loan portfolio as of June 30, 2020, see Item I — Financial Statements — Note 6 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 11.

Table 11 - Mortgage Loans Concentrations by State

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2020	December 31, 2019

Massachusetts	62%	60%
Maine	10	10
Connecticut	9	9
All others	19	21
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 12 - Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2020	December 31, 2019
Total par value of government loans past due 90 days or more and still accruing interest	$6,964	$5,381
Nonaccrual loans, par value	15,735	11,414
Troubled debt restructurings (not included above)	4,581	5,887

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of June 30, 2020, we were the beneficiary of PMI coverage of $136.8 million on $524.6 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

At June 30, 2020, and December 31, 2019, deposits totaled $1.2 billion and $674.3 million, respectively. As of December 31, 2019 we had $800 thousand of term deposits greater than $100,000 with a maturity of three months or less and a weighted average rate of 1.82 percent. There were no term deposits at June 30, 2020.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $204.5 million and $159.7 million as of June 30, 2020, and December 31, 2019, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $24.1 million and $10.3 million as of June 30, 2020, and December 31, 2019, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2020, and December 31, 2019. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 13 - Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2020		December 31, 2019
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,804,673	$(37,076)	$5,065,193	$(4,003)
	Swaps	Economic	667,300	(53,983)	677,300	(30,080)
Total associated with advances			6,471,973	(91,059)	5,742,493	(34,083)
Available-for-sale securities	Swaps	Fair value	3,735,362	36,843	3,735,362	17,946
Trading securities	Swaps	Economic	4,350,000	12,406	2,225,000	(885)
COs	Swaps	Fair value	2,060,845	558	3,327,550	(7,053)
	Forward starting swaps	Cash Flow	17,000	8	17,000	19
Total associated with COs			2,077,845	566	3,344,550	(7,034)
Total			16,635,180	(41,244)	15,047,405	(24,056)
Mortgage delivery commitments			20,626	107	49,911	227
Total derivatives			$16,655,806	(41,137)	$15,097,316	(23,829)
Accrued interest				(47,790)		(4,647)
Cash collateral, including related accrued interest				269,325		177,936
Net derivatives				$180,398		$149,460

Derivative asset				$204,496		$159,731
Derivative liability				(24,098)		(10,271)
Net derivatives				$180,398		$149,460
 _______________________

(1)
As of June 30, 2020 and 2019, embedded derivatives separated from the advance contract with notional amounts of $667.3 million and $677.3 million, respectively, and fair values of $53.8 million and $30.0 million, respectively, are not included in the table.

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

Tables 14 and 15 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $7.9 billion, representing 47.2 percent of all derivatives outstanding as of June 30, 2020. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 14 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity (dollars in thousands)

	June 30, 2020
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,955,763	$(7,915)	$1,955,763	$8,054	1.52%	0.39%	1.14%	0.77%
Due after one year through two years	1,360,965	(28,652)	1,360,965	28,429	2.08	0.32	1.59	0.81
Due after two years through three years	656,260	(23,215)	656,260	23,042	1.98	0.36	1.54	0.80
Due after three years through four years	337,650	(20,635)	337,650	20,291	2.22	0.22	1.64	0.80
Due after four years through five years	1,054,425	(31,059)	1,054,425	30,537	1.40	0.08	0.67	0.81
Thereafter	439,610	(27,444)	439,610	26,721	1.97	0.26	1.21	1.02
Total	$5,804,673	$(138,920)	$5,804,673	$137,074	1.76%	0.29%	1.24%	0.81%
_______________________

(1)	Not included in the fair value is $101.8 million of variation margin paid for daily settled contracts.

(2)	Included in the advances hedged amount are $1.3 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(3)
The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2020.

Table 15 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity (dollars in thousands)

	June 30, 2020
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$836,180	$4,872	$836,180	$(4,679)	1.94%	1.94%	0.65%	0.65%
Due after one year through two years	562,445	11,595	562,445	(11,742)	1.99	1.96	0.66	0.69
Due after two years through three years	237,220	8,073	237,220	(7,966)	1.87	1.80	0.69	0.76
Due after three years through four years	35,000	502	35,000	(502)	1.85	1.85	0.21	0.21
Due after four years through five years	190,000	2,231	190,000	(2,226)	1.82	1.82	0.12	0.12
Thereafter	200,000	25,919	200,000	(26,881)	3.50	1.31	0.08	2.27
Total	$2,060,845	$53,192	$2,060,845	$(53,996)	2.08%	1.85%	0.54%	0.77%
_______________________

(1)	Not included in the fair value is $52.6 million of variation margin received for daily settled contracts.

(2)	Included in the CO bonds hedged amount are $345.0 million of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(3)
The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.

(4)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2020.

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

From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current net negative fair-value of derivative positions outstanding with them adjusted for any applicable exposure threshold. Similarly, from time to time, due to timing differences or derivatives valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current net positive fair-value of derivatives positions outstanding with them adjusted for any applicable exposure threshold. We currently pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member.

Table 16 - Credit Exposure to Derivatives Counterparties (dollars in thousands)

	June 30, 2020
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$164,000	$1,125	$(968)	$—	$157
Cleared derivatives	14,034,655	5,211	198,898	—	204,109

Liability positions with credit exposure:
Uncleared derivatives
Single-A	1,505,400	(63,366)	40,573	24,041	1,248
Total derivative positions with nonmember counterparties to which we had credit exposure	15,704,055	(57,030)	238,503	24,041	205,514

Mortgage delivery commitments (2)	20,626	107	—	—	107
Total	$15,724,681	$(56,923)	$238,503	$24,041	$205,621

Derivative positions without credit exposure: (3)
Single-A	$921,125
Triple-B	10,000
Total derivative positions without credit exposure	$931,125
_______________________

(1)
Uncleared derivatives counterparty ratings are obtained from Moody's, Fitch, and S&P. Each rating classification includes all rating levels within that category. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor or the counterpary is used.

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

The Bank participated in the FHLBank System’s first issuance of SOFR-indexed COs in November 2018, and we have continued to participate in SOFR-indexed CO issuances as our funding needs required. Market activity in SOFR-indexed financial instruments continues to increase. During the six months ended June 30, 2020, we issued $4.4 billion in SOFR-indexed COs. In October 2019, the Bank began to offer a SOFR-based advance. During the six months ended June 30, 2020, we issued $114.0 million in SOFR-indexed advances.

In March 2019, the Bank began to implement OIS based on the federal funds effective rate as an alternative interest rate hedging strategy for certain financial instruments, rather than using LIBOR when entering into new derivative transactions. In addition, a SOFR-based derivative market has begun to emerge.

On September 27, 2019, the FHFA issued a Supervisory Letter that limits certain activities of the FHLBanks with respect to new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021. Early in 2019, we limited the maturities of certain advances that are linked to LIBOR to December 31, 2021. In addition, prior to the issuance of the Supervisory Letter, we had ceased purchasing investments that reference LIBOR and mature after December 31, 2021, and we had suspended entering into LIBOR-indexed derivatives that terminate after December 31, 2021. See Legislative and Regulatory Developments for more information on the Supervisory Letter.

On March 25, 2020, as effects of the COVID-19 pandemic were beginning to unfold, the FCA released a statement confirming that firms should not rely on LIBOR being published after the end of 2021 and that that date should remain the target date for replacement of LIBOR.

We have exposures to advances, investment securities, and CO bonds with interest rates indexed to LIBOR. Table 17 presents exposure to LIBOR-indexed advances, investment securities, and CO bonds at June 30, 2020.

Table 17 - LIBOR-Indexed Variable Rate Financial Instruments at June 30, 2020 (dollars in thousands)

	Due Prior to December 31, 2021	Due After December 31, 2021
Advances, par amount by redemption term(1)	$182,600	$—
Investment securities, par amount by contractual maturity
Non-MBS	3,090	78,595
MBS(2)	8,420	1,690,942
Total investment securities	11,510	1,769,537
Total financial instruments	$194,110	$1,769,537
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

The following table presents our variable-rate advances, investment securities, and consolidated bonds by interest-rate index at June 30, 2020.

Table 18 - Variable-Rate Financial Instruments by Interest-Rate Index (dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$182,600	$81,685	$1,699,362	$—
SOFR	114,000	—	—	8,694,000
FHLBank discount note auction rate	1,270,395	—	—	—
Constant Maturity Treasury	—	—	78,547	—
Other	36,100	—	170	—
Total	$1,603,095	$81,685	$1,778,079	$8,694,000

The following table presents our derivatives with LIBOR exposure at June 30, 2020.
Table 19 - Notional Amount of Derivative with LIBOR Exposure by Termination Date (dollars in thousands)

	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2020	$461,855	$35,000	$608,575	$26,000
Terminates in 2021	186,770	240,000	898,203	157,600
Terminates in 2022 and thereafter	137,220	15,000	173,575	1,207,500
Total notional amount	$785,845	$290,000	$1,680,353	$1,391,100

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

During the six months ended June 30, 2020, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. As we entered March 2020, markets were disrupted by uncertainty surrounding the COVID-19 pandemic, spurring two FOMC actions to reduce the federal funds target rate by a total of 150 basis points. Our short-term funding was generally driven by increased member demand for advances and was achieved primarily through the issuance of discount notes and short-term CO bonds. We maintained liquidity through short-term investments in compliance with guidance from the FHFA. Maintaining liquidity on our balance sheet, however, can expose us to additional interest-rate risk, which could reduce net interest income when interest rates decline, as was the case during the six months ended June 30, 2020.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2020.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the six months ended June 30, 2020.

Table 20 - Projected Net Cash Flow (dollars in thousands)

June 30, 2020
21 Days
Uses of funds
Interest payable	$26,765
Maturing liabilities	7,638,445
Committed asset settlements	76,500
Capital outflow	104,765
MPF delivery commitments	20,626
Gross uses of funds	7,867,101

Sources of funds
Interest receivable	62,643
Maturing or projected amortization of assets	7,740,880
Committed liability settlements	1,687,597
Cash and due from banks and interest bearing deposits	1,251,522
Other	7,185
Gross sources of funds	10,749,827

Projected net cash flow	$2,882,726

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

We were in compliance with these additional liquidity requirements at all times during the six months ended June 30, 2020.

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

Table 21 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average June 30, 2020	Three-Month Average December 31, 2019
3-month Funding Gap (2)	15%	13%	1.6%	10.8%
1-year Funding Gap	30%	25%	9.9%	12.2%
_______________________

(1)
The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period. Compliance with Limits and Management Action Triggers are evaluated against the rolling three-month average of the month-end funding gaps.

(2)
The reduction in the three-month average of the three-month funding gap between December 31, 2019 and June 30, 2020, is primarily due to the period over period reduction in floating-rate advances which have a contractual maturity beyond three months however are funded at three months or less to match the borrower’s option to prepay on the reset date.

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

Debt Financing — Consolidated Obligations

At June 30, 2020, and December 31, 2019, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $41.9 billion and $51.6 billion, respectively. CO bonds outstanding for which we are primarily liable at June 30, 2020, and December 31, 2019, include issued callable bonds totaling $2.2 billion and $2.9 billion, respectively.

CO discount notes comprised 41.3 percent and 53.7 percent of the outstanding COs for which we are primarily liable at June 30, 2020, and December 31, 2019, respectively, but accounted for 89.3 percent and 93.5 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2020 and 2019, respectively.

Overall, we continued to experience demand for COs among investors. We continued to issue SOFR-indexed COs as our funding needs required. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. For most of the period covered by this report, COs were issued at yields that were generally at or below equivalent-maturity U.S. dollar LIBOR interest rate swap yields for debt maturing in less than two years.

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

Capital

Total capital at June 30, 2020, was $2.8 billion compared with $3.1 billion at December 31, 2019.

Capital stock decreased by $350.6 million during the six months ended June 30, 2020, resulting from capital stock repurchases of $1.9 billion offset by the issuance of $1.6 billion of capital stock to support new advances borrowings by members.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2020, as discussed in Item 1 — Notes to Financial Statements — Note 11 — Capital.

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

Table 22 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period (dollars in thousands)

	June 30, 2020	December 31, 2019
Past redemption date (1)	$5,558	$5,663
Due in one year or less	—	—
Due after one year through two years	92	—
Due after two years through three years	30	93
Due after three years through four years	10	40
Due after four years through five years	435	—
Thereafter (2)	10	10
Total	$6,135	$5,806
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

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 24, 2020, the Director of the FHFA notified us that, based on March 31, 2020 financial information, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our targeted capital ratio operating range, internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Targeted Capital Ratio Operating Range

We target an operating capital ratio range as required by FHFA regulations. Currently, this range is set at 4.0 percent to 7.5 percent. Our capital ratio was 6.5 percent at June 30, 2020.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2020, this internal minimum capital requirement equaled $2.4 billion, which was satisfied by our actual regulatory capital of $3.0 billion.

Minimum Retained Earnings Target

At June 30, 2020, we had total retained earnings of $1.5 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and, over the long term, expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 23 - Capital Stock Requirements and Excess Capital Stock (dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2020	$419,294	$1,000,571	$1,419,886	$1,524,650	$104,764
December 31, 2019	406,397	1,388,804	1,795,223	1,874,936	79,713
_______________________

(1)	Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

As of June 30, 2020, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant regulatory actions and developments for the period covered by this report below.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and FHFA (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments such as notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the Commodity Futures Trading Commission (CFTC) issued a final rule and a proposed rule which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

We do not expect these final rules or the proposed rule, if adopted as proposed, to have a material effect on our financial condition or results of operations.

FHFA Final Rule on FHLBank Housing Goals Amendments. On June 3, 2020, the FHFA issued a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50 percent of the members selling AMA loans in a calendar year must be small members. The final rule provides that an FHLBank may request FHFA approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.

While we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

FHFA Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On July 1, 2020, Congress approved an extension of the Paycheck Protection Program until August 8, 2020. The April 23, 2020 Supervisory Letter from the FHFA allowing FHLBanks to accept PPP loans as collateral remains in effect.

Federal Reserve Lending Facilities. The Federal Reserve announced on July 28, 2020 that its lending facilities scheduled to expire on or around September 30, 2020 would be extended through December 31, 2020.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions will begin to expire in July 2020, but some have been extended by regulatory action.

•	Additional federal unemployment funds expired July 31, 2020;

•	Statutory eviction freeze for federally-backed properties expired July 25, 2020; and

•	Foreclosure moratorium on federally-backed properties and on evictions was extended by the FHFA on June 17, 2020 to until “at least” August 31, 2020.

Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of the CARES Act on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on the Bank’s MPF program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the President, through executive orders, governmental agencies, including the Securities and Exchange Commission, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•
the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at June 30, 2020, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $11.8 billion, compared with $13.4 billion at December 31, 2019);

•
the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at June 30, 2020, and December 31, 2019 fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.8 billion and $1.6 billion, respectively);

•
the issuance of CO bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $2.1 billion, or 8.4 percent of our total outstanding CO bonds at June 30, 2020, compared with $3.3 billion, or 14.0 percent of total outstanding CO bonds, at December 31, 2019);

•
the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $6.5 billion, or 26.2 percent of our total outstanding advances at June 30, 2020, compared with $5.7 billion, or 16.6 percent of total outstanding advances, at December 31, 2019);

•
the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $3.7 billion, or 59.4 percent of our total outstanding available-for-sale securities at June 30, 2020, compared with $3.7 billion, or 52.4 percent of total outstanding available-for-sale securities, at December 31, 2019);

•	contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and

•
the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at both June 30, 2020, and December 31, 2019 forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $17.0 million).

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

Table 26 - Interest-Rate / Market-Rate Risk Metrics

Interest/Market-Rate Risk Metric	June 30, 2020	December 31, 2019	Target, Limit or Management Action Trigger
MVE	$2.8 billion	$3.3 billion	None
MVE/BVE	98%	103%	None
MVE/Par Stock	183%	173%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	6.0%	5.7%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$153.5 million	$207.4 million	Maintain below $350.0 million (management action trigger)
Duration of Equity (1)(2)	+4.92 years	+1.08 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)(3)
Down 200 basis point parallel rate shock	6.5%	4.9%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(4.0)%	(4.8)%
Duration Gap (1)(4)	+3.53 months	+0.74 months	None
_______________________

(1)
Metrics are calculated in accordance with guidance from the FHFA, which requires that we floor interest rates at zero percent. For purposes of measuring against the management action triggers and limits, management considers an alternative methodology which does not constrain interest rates to a floor of zero percent.

(2)	Using the methodology which does not constrain interest rates to a floor of zero percent, duration of equity is +0.41 years as of June 30, 2020, and +1.09 years as of December 31, 2019.

(3)
Using the methodology which does not constrain interest rates to a floor of zero percent. MVE sensitivity in a down 200 basis point parallel rate shock is (0.5) percent as of June 30, 2020, and (1.7) percent as of December 31, 2019, and MVE sensitivity in an up 200 basis point parallel rate shock is (4.1) percent as of June 30, 2020, and (4.7) percent as of December 31, 2019.

(4)	Using the methodology which does not constrain interest rates to a floor of zero percent, duration gap is +0.29 months as of June 30, 2020, and +0.75 months as of December 31, 2019.

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

Under the guidance, the interest rate and market price scenarios that we incorporate into our internal market risk model are satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in the guidance; (3) the scenarios encompass shocks to interest rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to option-adjusted spreads. Our VaR model results reported as of June 30, 2020 satisfy all of these requirements by utilizing interest rate, volatility and option-adjusted spread shocks provided by the FHFA.

Our VaR results as of December 31, 2019, were prepared utilizing the proportional shock methodology, which measured the change in our MVE to a 99th percent confidence interval, based on a set of VaR Stress Scenarios using historical interest-rate and volatility movements observed over six-month intervals starting at the most recent month-end and going back monthly to 1992. The proportional shock method used for VaR results as of December 31, 2019, which is described above, used different historical data sets from the VaR measurement method we used as of June 30, 2020. In addition, as defined, the proportional shock methodology did not incorporate shocks to OAS for assets backed by mortgage loans, which are used in the current method as required by the new guidance. Finally, also as distinguished from the proportional shock methodology where VaR was reported at the 99th percent confidence interval, VaR as measured as of June 30, 2020, is reported as the average of the five worst scenarios.

The table below presents the VaR estimate as of June 30, 2020, and December 31, 2019, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. The VaR estimate for December 31, 2019, is presented in the table below for both the previously reported VaR estimate based on the proportional shock methodology as well as the pro forma VaR estimate using the updated VaR methodology described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 27 - Value-at-Risk (dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2020		December 31, 2019 Pro Forma (1)		December 31, 2019 As Previously Reported
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	1.75%	$49.0	3.75%	$122.1	(0.13)%	$(4.1)
75%	3.10	86.8	4.65	151.1	0.30	9.8
95%	4.72	132.0	6.20	201.4	1.47	47.9
99%	5.31	148.6	7.47	242.9	6.38	207.4

Average of five worst scenarios	5.49	153.5	7.50	243.9
_______________________

(1)	The pro forma VaR estimate for December 31, 2019, is based on the updated VaR methodology that was implemented on January 1, 2020, in accordance with FHFA guidance.

(2)	Loss exposure is expressed as a percentage of base MVE.

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

Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. The changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in the swap and the CO curve and do not reflect potential impacts of credit events, including, but not limited to, potential additional other-than-temporary impairment charges. Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on three-month LIBOR over a 12-month horizon in a variety of assumed interest-rate shock scenarios as described above. The results of this analysis for June 30, 2020, showed that in the base case our RORC was 195 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 54 basis points to 141 basis points over three-month LIBOR in the up 300 basis point scenario. For December 31, 2019, the results of this analysis showed that in the base case our RORC was 261 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 36 basis points to 225 basis points over three-month LIBOR in the up 300 basis point scenario. In both the six months ended June 30, 2020 and 2019, our RORC spread to three-month LIBOR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 28 - Market and Interest-Rate Risk Metrics (dollars in millions)

	June 30, 2020
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,965	$2,979	$3,007	$2,797	$2,763	$2,684	$2,577
Percent change in MVE from base	6.0%	6.5%	7.5%	—%	(1.2)%	(4.0)%	(7.9)%
MVE/BVE	104%	104%	105%	98%	97%	94%	90%
MVE/Par Stock	194%	195%	197%	183%	181%	176%	169%
Duration of Equity	-0.23 years	-0.62 years	+2.41 years	+4.92 years	+1.98 years	+3.47 years	+4.20 years
Return on Regulatory Capital less 3-month LIBOR	2.08%	2.08%	2.07%	1.95%	1.68%	1.54%	1.41%
Net income percent change from base	(4.84)%	(4.77)%	(5.30)%	—%	32.99%	71.80%	111.19%

	December 31, 2019
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,406	$3,411	$3,246	$3,251	$3,187	$3,094	$2,998
Percent change in MVE from base	4.8%	4.9%	(0.2)%	—%	(2.0)%	(4.8)%	(7.8)%
MVE/BVE	108%	108%	103%	103%	101%	98%	95%
MVE/Par Stock	182%	182%	173%	173%	170%	165%	160%
Duration of Equity	-0.24 years	+5.73 years	-0.89 years	+1.08 years	+2.63 years	+3.04 years	+3.15 years
Return on Regulatory Capital less 3-month LIBOR	2.48%	2.31%	2.43%	2.61%	2.61%	2.43%	2.25%
Net income percent change from base	(42.76)%	(46.64)%	(27.35)%	—%	23.20%	42.27%	61.28%
____________________________

(1)	In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of June 30, 2020. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors provided below and other risk factors described herein, readers should carefully consider the risk factors set forth in the 2019 Annual Report. All of these risk factors could materially affect our business, financial condition, or future results. The risks described below, elsewhere in this report, and in the 2019 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

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

In March 2020 the Federal Reserve lowered the target range for the federal funds rate from 1.50 to 1.75 percent to a target range from 0 to 0.25 percent. A prolonged period of very low interest rates could reduce our net interest income and have a material adverse impact on our results of operations or financial condition. Some substantial temporary net interest margin compression that began in March 2020 continued through May 2020, and the outlook for the remainder of 2020 is uncertain. There is a possibility that the Federal Reserve may keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

COVID-19 threatens the health of our employees and their families and could impair our ability to conduct business. With our employees working remotely, we could face operational difficulties or disruptions that could impair our ability to conduct and manage our business effectively. Counterparties, vendors and other third parties upon which we rely to conduct our business could be adversely impacted by effects of COVID-19, and these impacts could lead to operational challenges for us. A remote workforce can be more vulnerable to operational disruption than a workforce on a closed, closely monitored corporate network. Our reliance on operationally critical vendors increases risk because those vendors may themselves, because of remote work requirements, be operating in a less secure manner. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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

We are required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by our management and board of directors, as discussed in Part I — Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternate investment options and could, in turn, adversely impact net interest income. In certain circumstances, we fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted. We experienced substantial temporary net interest margin compression beginning in March 2020 as a result of FOMC reductions in interest rates when we funded a significant volume of overnight and short-term advances by issuing discount notes that we were required to continue to carry in order to meet liquidity requirements, and this compression extended through May 2020 and continued to have an adverse impact on net interest income in the second quarter of 2020. Furthermore, any changes in regulatory liquidity requirements could adversely affect our financial condition and results of operations.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 13, 2020	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
August 13, 2020	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer