Form 10-Q
period 2020-09-30
Federal Home Loan Bank of Boston
filed 2020-11-12
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of October 31, 2020
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	13,494,626

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$207,401	$69,416
Interest-bearing deposits	299,164	1,253,873
Securities purchased under agreements to resell	1,750,000	3,500,000
Federal funds sold	288,000	860,000
Investment securities:
Trading securities	4,125,056	2,250,264
Available-for-sale securities, net of allowance for credit losses of $124 at September 30, 2020	6,624,781	7,409,000
Held-to-maturity securities, includes $92 pledged as collateral at December 31, 2019, that may be repledged (a)	258,452	871,107
Total investment securities	11,008,289	10,530,371
Advances	26,961,561	34,595,363
Mortgage loans held for portfolio, net of allowance for credit losses of $4,600 and $500 at September 30, 2020, and December 31, 2019	4,160,091	4,501,251
Accrued interest receivable	93,123	112,163
Derivative assets, net	182,078	159,731
Other assets	75,634	80,643
Total Assets	$45,025,341	$55,662,811
LIABILITIES
Deposits
Interest-bearing	$1,119,406	$616,532
Non-interest-bearing	108,296	57,777
Total deposits	1,227,702	674,309
Consolidated obligations (COs):
Bonds	23,970,889	23,888,493
Discount notes	16,511,187	27,681,169
Total consolidated obligations	40,482,076	51,569,662
Mandatorily redeemable capital stock	6,135	5,806
Accrued interest payable	83,492	104,477
Affordable Housing Program (AHP) payable	81,872	86,131
Derivative liabilities, net	20,890	10,271
Other liabilities	62,087	66,843
Total liabilities	41,964,254	52,517,499
Commitments and contingencies (Note 14)
CAPITAL
Capital stock – Class B – putable ($100 par value), 15,949 shares and 18,691 shares issued and outstanding at September 30, 2020, and December 31, 2019, respectively	1,594,859	1,869,130
Retained earnings:
Unrestricted	1,121,875	1,114,337
Restricted	368,420	348,817
Total retained earnings	1,490,295	1,463,154
Accumulated other comprehensive loss	(24,067)	(186,972)
Total capital	3,061,087	3,145,312
Total Liabilities and Capital	$45,025,341	$55,662,811
_______________________________________
(a)   Fair values of held-to-maturity securities were $263,485 and $1,035,410 at September 30, 2020, and December 31, 2019, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Advances	$71,218	$204,511	$340,695	$676,257
Prepayment fees on advances, net	5,646	329	10,648	31,066
Interest-bearing deposits	271	7,014	5,625	16,082
Securities purchased under agreements to resell	239	28,121	14,813	104,192
Federal funds sold	275	8,603	17,416	46,158
Investment securities:
Trading securities	23,262	7,918	62,641	12,165
Available-for-sale securities	17,495	27,657	46,993	70,603
Held-to-maturity securities	1,760	16,396	17,906	52,287
Total investment securities	42,517	51,971	127,540	135,055
Mortgage loans held for portfolio	28,732	36,990	98,911	111,946
Other	—	—	47	15
Total interest income	148,898	337,539	615,695	1,120,771
INTEREST EXPENSE
Consolidated obligations:
Bonds	82,962	152,814	300,765	458,346
Discount notes	8,728	126,465	183,792	455,657
Total consolidated obligations	91,690	279,279	484,557	914,003
Deposits	26	1,638	891	5,252
Mandatorily redeemable capital stock	58	248	196	814
Other borrowings	6	—	235	27
Total interest expense	91,780	281,165	485,879	920,096
NET INTEREST INCOME	57,118	56,374	129,816	200,675
(Reduction of) provision for credit losses	(5,143)	48	(2,924)	63
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	62,261	56,326	132,740	200,612
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	—	(164)	—	(10,029)
Service fees	3,174	3,438	10,016	9,731
Net unrealized (losses) gains on trading securities	(19,603)	(162)	7,767	892
Net gains (losses) on derivatives and hedging activities	1,624	(657)	(52,095)	(1,071)
Realized net gain from sale of available-for-sale securities	26,210	—	26,210	—
Realized net gain from sale of held-to-maturity securities	6,680	—	47,413	—
Other	25	(385)	219	(514)
Total other income (loss)	18,110	2,070	39,530	(991)
OTHER EXPENSE
Compensation and benefits	9,970	10,151	31,596	30,338
Other operating expenses	5,782	5,928	17,788	18,464
Federal Housing Finance Agency (the FHFA)	947	989	2,841	2,967
Office of Finance	833	924	2,666	2,541
Other	3,326	4,679	8,454	9,437
Total other expense	20,858	22,671	63,345	63,747
INCOME BEFORE ASSESSMENTS	59,513	35,725	108,925	135,874
AHP assessments	5,957	3,597	10,912	13,669
NET INCOME	$53,556	$32,128	$98,013	$122,205

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$53,556	$32,128	$98,013	$122,205
Other comprehensive income:
Net unrealized gains on available-for-sale securities	52,286	14,367	82,208	84,725
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	50,407	6,021	76,036	18,537
Net unrealized gains (losses) relating to hedging activities	1,803	1,002	4,054	(2,903)
Pension and postretirement benefits	(92)	175	607	526
Total other comprehensive income	104,404	21,565	162,905	100,885
Comprehensive income	$157,960	$53,693	$260,918	$223,090

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, JUNE 30, 2019	19,953	$1,995,252	$1,087,641	$328,685	$1,416,326	$(237,362)	$3,174,216
Comprehensive income			25,703	6,425	32,128	21,565	53,693
Proceeds from issuance of capital stock	5,750	574,991					574,991
Repurchase of capital stock	(5,386)	(538,592)					(538,592)
Cash dividends on capital stock			(27,881)		(27,881)		(27,881)
BALANCE, SEPTEMBER 30, 2019	20,317	$2,031,651	$1,085,463	$335,110	$1,420,573	$(215,797)	$3,236,427

BALANCE, JUNE 30, 2020	15,185	$1,518,515	$1,097,875	$357,709	$1,455,584	$(128,471)	$2,845,628
Comprehensive income			42,845	10,711	53,556	104,404	157,960
Proceeds from issuance of capital stock	4,566	456,556					456,556
Repurchase of capital stock	(3,802)	(380,212)					(380,212)
Cash dividends on capital stock			(18,845)		(18,845)		(18,845)
BALANCE, SEPTEMBER 30, 2020	15,949	$1,594,859	$1,121,875	$368,420	$1,490,295	$(24,067)	$3,061,087

BALANCE, DECEMBER 31, 2018	25,289	$2,528,854	$1,084,342	$310,670	$1,395,012	$(316,507)	$3,607,359
Cumulative effect of change in accounting principle			175	—	175	(175)	—
Comprehensive income			97,765	24,440	122,205	100,885	223,090
Proceeds from issuance of capital stock	14,115	1,411,495					1,411,495
Repurchase of capital stock	(19,087)	(1,908,698)					(1,908,698)
Cash dividends on capital stock			(96,819)		(96,819)		(96,819)
BALANCE, SEPTEMBER 30, 2019	20,317	$2,031,651	$1,085,463	$335,110	$1,420,573	$(215,797)	$3,236,427

BALANCE, DECEMBER 31, 2019	18,691	$1,869,130	$1,114,337	$348,817	$1,463,154	$(186,972)	$3,145,312
Cumulative effect of change in accounting principle			(7,530)	—	(7,530)	—	(7,530)
Comprehensive income			78,410	19,603	98,013	162,905	260,918
Proceeds from issuance of capital stock	20,325	2,032,462					2,032,462
Repurchase of capital stock	(23,063)	(2,306,298)					(2,306,298)
Shares reclassified to mandatorily redeemable capital stock	(4)	(435)					(435)
Partial recovery of prior capital distribution to Financing Corporation			3,726		3,726		3,726
Cash dividends on capital stock			(67,068)		(67,068)		(67,068)
BALANCE, SEPTEMBER 30, 2020	15,949	$1,594,859	$1,121,875	$368,420	$1,490,295	$(24,067)	$3,061,087

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$98,013	$122,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(18,302)	(2,678)
(Reduction of) provision for credit losses	(2,924)	63
Net change in derivatives and hedging activities	(267,556)	(339,823)
Loss on early extinguishment of debt	—	10,029
Other adjustments	3,134	5,134
Realized net gain from sale of available-for-sale securities	(26,210)	—
Realized net gain from sale of held-to-maturity securities	(47,413)	—
Net change in:
Market value of trading securities	(7,767)	(892)
Accrued interest receivable	19,040	3,427
Other assets	885	(3,578)
Accrued interest payable	(20,986)	16,445
Other liabilities	(9,925)	(622)
Total adjustments	(378,024)	(312,495)
Net cash used in operating activities	(280,011)	(190,290)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	893,640	173,526
Securities purchased under agreements to resell	1,750,000	2,599,000
Federal funds sold	572,000	1,500,000
Trading securities:
Proceeds	1,426,057	133,757
Purchases	(3,293,082)	(1,506,707)
Available-for-sale securities:
Proceeds	1,454,914	1,323,624
Purchases	—	(2,019,222)
Held-to-maturity securities:
Proceeds	487,314	209,055
Advances to members:
Repaid	225,147,120	381,261,806
Originated	(217,384,347)	(376,495,340)
Mortgage loans held for portfolio:
Proceeds	894,829	367,755
Purchases	(572,966)	(534,974)
Other investing activities, net	(444)	(518)
Net cash provided by investing activities	11,375,035	7,011,762

FINANCING ACTIVITIES
Net change in deposits	552,834	150,755
Net payments on derivatives with a financing element	(97,522)	(73,773)
Net proceeds from issuance of consolidated obligations:
Discount notes	82,218,174	109,846,074

Bonds	10,694,110	8,410,772
Payments for maturing and retiring consolidated obligations:
Discount notes	(93,348,677)	(116,012,506)
Bonds	(10,638,560)	(8,524,303)
Payment of financing lease	(114)	—
Partial recovery of prior capital distribution to Financing Corporation	3,726	—
Proceeds from issuance of capital stock	2,032,462	1,411,495
Payments for repurchase of capital stock	(2,306,298)	(1,908,698)
Payments for redemption of mandatorily redeemable capital stock	(106)	(14,761)
Cash dividends paid	(67,068)	(96,819)
Net cash used in financing activities	(10,957,039)	(6,811,764)
Net increase in cash and due from banks	137,985	9,708
Cash and due from banks at beginning of the period	69,416	10,431
Cash and due from banks at end of the period	$207,401	$20,139
Supplemental disclosures:
Interest paid	$573,334	$929,581
AHP payments	$14,137	$11,995
Noncash transfers of mortgage loans held for portfolio to other assets	$394	$1,555
Lease liabilities arising from obtaining right-of-use assets	$—	$12,571
Noncash transfer of held-to-maturity securities to available-for-sale securities (amortized cost)	$254,217	$—

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

Investment Securities - Available-for-Sale

For securities classified as available-for-sale, we evaluate an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the statements of condition and is not included in the amortized cost basis. Impairment exists when the fair value of the investment is less than its amortized cost. In assessing whether a credit loss exists on an impaired security, we consider whether there would be a shortfall in receiving all cash flows contractually due on the investment. When a shortfall is considered possible, we compare the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance-for-credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance is limited to the difference between the amortized cost and the fair value on the individual security and excludes uncollectible accrued interest receivable, which is measured separately.

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

Troubled Debt Restructuring Relief

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) providing optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs) was signed into law. Under the

CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of Coronavirus Disease 2019 (COVID-19) (COVID-related modifications) granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. Beginning in the second quarter of 2020, we elected to apply the TDR relief provided by the CARES Act.
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

This standard was effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. In the third quarter of 2020, we adopted the provision of this guidance which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity. See Note 4 — Investments for additional information related to these sales and transfers. We are in the process of evaluating the remaining provisions of this guidance, and the anticipated effects on our financial condition, results of operations, and cash flows have not yet been determined.

Financial Instruments - Credit Losses. On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The new guidance requires a financial asset, or a group of financial assets, measured at amortized cost to be presented at the net amount expected to be collected over the contractual term of the financial asset(s). The guidance also requires, among other things, that we:

•Reflect in the statement of operations the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period;
•Determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price;
•Record credit losses relating to available-for-sale debt securities through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost; and
•Further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination.

We adopted this guidance on January 1, 2020, using a modified-retrospective approach. Upon adoption, we recognized an increase in the allowance for credit losses of $7.5 million as a cumulative-effect adjustment to retained earnings.

Note 4 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At September 30, 2020, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below triple-B.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. At September 30, 2020 and December 31, 2019, all investments in interest-bearing deposits and federal funds sold were repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2020. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $40 thousand and $1 thousand, respectively, at September 30, 2020, and $682 thousand and $37 thousand, respectively, at December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at September 30, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $4 thousand and $348 thousand at September 30, 2020 and December 31, 2019, respectively.

The effects of the COVID-19 pandemic on the global economy and financial markets are expected to put pressure on our bank counterparties’ profitability, asset quality, and in some cases, capitalization. We continually monitor the creditworthiness of our counterparties and may reduce or suspend individual credit lines as conditions warrant.

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

Trading Securities

Table 4.1 - Trading Securities by Major Security Type
(dollars in thousands)

	September 30, 2020	December 31, 2019
Corporate bonds	$5,432	$5,896
U.S. Treasury obligations	4,116,414	2,240,236
	4,121,846	2,246,132
MBS
U.S. government-guaranteed – single-family	3,152	4,047
Government-sponsored enterprise (GSE) – single-family	58	85
	3,210	4,132
Total	$4,125,056	$2,250,264

For the nine months ended September 30, 2020 and 2019, net unrealized gains on trading securities held at period end were $9.4 million and $865 thousand, respectively.

Available-for-sale Securities

Table 4.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	September 30, 2020
			Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value
State housing-finance-agency obligations (HFA securities)	$131,195	$—	$—	$(5,447)	$125,748
Supranational institutions	450,331	—	—	(15,629)	434,702
U.S. government-owned corporations	364,035	—	—	(36,167)	327,868
GSE	144,896	—	—	(7,856)	137,040
	1,090,457	—	—	(65,099)	1,025,358
MBS
U.S. government guaranteed – single-family	39,182	—	157	—	39,339
U.S. government guaranteed – multifamily	85,831	—	670	—	86,501
GSE – single-family	1,729,523	—	32,678	(29)	1,762,172
GSE – multifamily	3,653,829	—	46,350	(11,546)	3,688,633
Private-label MBS	17,797	(124)	5,157	(52)	22,778
	5,526,162	(124)	85,012	(11,627)	5,599,423
Total	$6,616,619	$(124)	$85,012	$(76,726)	$6,624,781

	December 31, 2019
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$69,320	$—	$(4,668)	$64,652
Supranational institutions	429,354	—	(12,925)	416,429
U.S. government-owned corporations	323,192	—	(26,431)	296,761
GSE	130,935	—	(7,149)	123,786
	952,801	—	(51,173)	901,628
MBS
U.S. government guaranteed – single-family	60,003	—	(2,289)	57,714
U.S. government guaranteed – multifamily	283,674	—	(1,057)	282,617
GSE – single-family	2,598,325	5,323	(13,377)	2,590,271
GSE – multifamily	3,588,119	3,109	(14,458)	3,576,770
	6,530,121	8,432	(31,181)	6,507,372
Total	$7,482,922	$8,432	$(82,354)	$7,409,000
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $18.2 million and $27.5 million at September 30, 2020, and December 31, 2019.

Table 4.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	September 30, 2020
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$9,142	$(458)	$113,516	$(4,989)	$122,658	$(5,447)
Supranational institutions	—	—	434,702	(15,629)	434,702	(15,629)
U.S. government-owned corporations	—	—	327,868	(36,167)	327,868	(36,167)
GSE	—	—	137,040	(7,856)	137,040	(7,856)
	9,142	(458)	1,013,126	(64,641)	1,022,268	(65,099)
MBS
GSE – single-family	—	—	11,176	(29)	11,176	(29)
GSE – multifamily	1,165,379	(11,280)	134,354	(266)	1,299,733	(11,546)
Private-label MBS	4,994	(52)	—	—	4,994	(52)
	1,170,373	(11,332)	145,530	(295)	1,315,903	(11,627)
Total	$1,179,515	$(11,790)	$1,158,656	$(64,936)	$2,338,171	$(76,726)

	December 31, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$12,229	$(1,591)	$52,423	$(3,077)	$64,652	$(4,668)
Supranational institutions	—	—	416,429	(12,925)	416,429	(12,925)
U.S. government-owned corporations	—	—	296,761	(26,431)	296,761	(26,431)
GSE	—	—	123,786	(7,149)	123,786	(7,149)
	12,229	(1,591)	889,399	(49,582)	901,628	(51,173)
MBS
U.S. government guaranteed – single-family	10,885	(1)	45,490	(2,288)	56,375	(2,289)
U.S. government guaranteed – multifamily	—	—	282,617	(1,057)	282,617	(1,057)
GSE – single-family	189,402	(968)	1,423,927	(12,409)	1,613,329	(13,377)
GSE – multifamily	1,800,586	(13,242)	405,778	(1,216)	2,206,364	(14,458)
	2,000,873	(14,211)	2,157,812	(16,970)	4,158,685	(31,181)
Total	$2,013,102	$(15,802)	$3,047,211	$(66,552)	$5,060,313	$(82,354)

Table 4.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	September 30, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,090	$3,090	$7,600	$7,563
Due after one year through five years	77,590	75,798	61,720	57,089
Due after five years through 10 years	500,236	483,868	477,232	463,465
Due after 10 years	509,541	462,602	406,249	373,511
	1,090,457	1,025,358	952,801	901,628
MBS (1)	5,526,162	5,599,423	6,530,121	6,507,372
Total	$6,616,619	$6,624,781	$7,482,922	$7,409,000
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 4.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	September 30, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$5,834	$112	$—	$5,946
GSE – single-family	221,637	5,004	(139)	226,502
GSE – multifamily	30,981	56	—	31,037
Total	$258,452	$5,172	$(139)	$263,485

	December 31, 2019
	Amortized Cost(1)	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$87,250	$—	$87,250	$—	$(3,845)	$83,405

MBS
U.S. government guaranteed – single-family	6,987	—	6,987	129	—	7,116
GSE – single-family	303,604	—	303,604	5,197	(246)	308,555
GSE – multifamily	140,661	—	140,661	612	(2)	141,271
Private-label	408,640	(76,035)	332,605	162,904	(446)	495,063
	859,892	(76,035)	783,857	168,842	(694)	952,005
Total	$947,142	$(76,035)	$871,107	$168,842	$(4,539)	$1,035,410
_______________________

(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $528 thousand and $2.0 million at September 30, 2020, and December 31, 2019, respectively.

Table 4.6 - Held-to-Maturity Securities by Contractual Maturity
(dollars in thousands)

	September 30, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$3,090	$3,090	$3,089
Due after one year through five years	—	—	—	—	—
Due after five years through 10 years	—	—	15,405	15,405	15,270
Due after 10 years	—	—	68,755	68,755	65,046
	—	—	87,250	87,250	83,405
MBS (2)	258,452	263,485	859,892	783,857	952,005
Total	$258,452	$263,485	$947,142	$871,107	$1,035,410
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

Transfers and Sales of Available-for-Sale Securities and Held-to-Maturity Securities

During the first and third quarters of 2020, we sold held-to-maturity private-label MBS that had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are treated as maturities for the purposes of security classification. The sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates. These sales were as follows:

•In the first quarter of 2020, we sold securities with an amortized cost of $121.0 million and realized a gain of $40.7 million.
•In the third quarter of 2020, we sold securities with an amortized cost of $12.2 million and realized a gain of $473 thousand.

There were no such sales during the nine months ended September 30, 2019.

Additionally, during the third quarter of 2020 we adopted a provision of the Accounting Standards Update titled Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. Upon adopting this provision, we:

•sold certain held-to-maturity private-label MBS which had an amortized cost of $82.2 million and realized a net gain of $6.2 million; and
•transferred from held-to-maturity to available-for-sale certain securities which, on the date of transfer, were comprised of the following:

Table 4.7 - Transfer of Held-to-Maturity Securities to Available-for-Sale Securities
(dollars in thousands)

	Amortized Cost	Allowance for Credit Losses	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$77,470	$—	$—	$77,470	$—	$(6,230)	$71,240
MBS GSE – single-family	17,802	—	—	17,802	89	—	17,891
MBS - Private-label	158,945	(634)	(31,502)	126,809	53,953	(248)	180,514
Total	$254,217	$(634)	$(31,502)	$222,081	$54,042	$(6,478)	$269,645

Subsequent to the transfer of securities to available-for-sale, we sold certain available-for-sale private-label MBS which had an amortized cost of $139.5 million and realized a net gain of $26.2 million.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the three and nine months ended September 30, 2020 and 2019.

Table 4.8 - Proceeds and Gains (Losses) from Sales of Investment Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Available-for-Sale Securities
Proceeds from sale	$165,439	$—	$165,439	$—
Amortized cost, net of allowance for credit losses	139,229	—	139,229	—

Gross realized gains from sale	$26,438	$—	$26,438	$—
Gross realized losses from sale	(228)	—	(228)	—
Realized net gain from sale	$26,210	$—	$26,210	$—

Held-to-Maturity Securities
Proceeds from sale	$101,107	$—	$262,850	$—
Carrying value	75,522	—	176,293	—
Noncredit losses recorded in accumulated other comprehensive income	18,905	—	39,144	—
Realized net gain from sale	$6,680	$—	$47,413	$—

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

Upon adoption of new accounting guidance for credit impairment, on January 1, 2020, we recorded through a cumulative effect adjustment to retained earnings an increase in the allowance for credit losses associated with held-to-maturity private-label

MBS totaling $5.3 million. Under the previous accounting methodology of security impairment, we recognized net credit losses of $411 thousand and $828 thousand, respectively, during the three and nine months ended September 30, 2019.

Table 4.9 - Allowance for Credit Losses on Debt Securities
(dollars in thousands)

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
	Available-for-Sale	Held-to-Maturity	Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$—	$5,566	$—	$—
Adjustments for cumulative effect of accounting change	—	—	—	5,308
Transfers	634	(634)	634	(634)
Reversal of provision for credit losses	(211)	(4,932)	(211)	(4,674)
Charge-offs	(299)	—	(299)
Balance at end of period	$124	$—	$124	$—

To evaluate investment securities for credit loss at September 30, 2020, we employed the following methodologies, based on the type of security.

Available-for-Sale Securities and Held-to-Maturity Securities (Excluding Private-Label MBS). Our available-for-sale and held-to-maturity securities are principally GSE and U.S. government-owned corporations, supranational institutions, state or local housing finance agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. We only purchase securities considered investment quality. Excluding private-label MBS investments, at September 30, 2020, 99.5 percent of available-for-sale securities and all held-to-maturity securities, based on amortized cost, were rated single-A, or above, by a NRSRO, based on the lowest long-term credit rating for each security.

We evaluate our individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At September 30, 2020, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities at September 30, 2020.

We evaluate our held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of September 30, 2020, we had not established an allowance for credit loss on any of our HTM securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did we expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that we consider the risk of nonpayment to be zero.

Private-label MBS. We also hold investments in private-label MBS. We have not purchased private-label mortgage-backed securities since the third quarter of 2007. However, some of these securities have subsequently experienced credit deterioration. As of September 30, 2020, our private-label MBS were either rated lower than triple-B or were unrated. To determine whether an allowance for credit losses is necessary on these securities, we use cash flow analyses.

Our evaluation includes estimating the projected cash flows that we are likely to collect based on an assessment of available information, including the structure of the applicable security and certain assumptions such as:

•the remaining payment terms for the security;
•prepayment speeds;
•default rates;
•loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics;

•expected housing price changes; and
•interest-rate assumptions.

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

Note 5 — Advances

General Terms. At September 30, 2020, and December 31, 2019, we had advances outstanding with interest rates ranging from (0.73) percent to 7.72 percent and (0.35) percent to 7.72 percent, respectively. Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

Table 5.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	September 30, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$—	—%	$5,101	2.05%
Due in one year or less	15,942,865	0.87	18,972,466	1.96
Due after one year through two years	3,003,497	2.02	8,600,922	2.16
Due after two years through three years	2,471,946	2.11	2,200,019	2.16
Due after three years through four years	1,755,469	1.80	1,766,314	2.71
Due after four years through five years	2,410,760	1.32	1,726,754	2.15
Thereafter	1,236,414	2.59	1,312,311	2.68
Total par value	26,820,951	1.29%	34,583,887	2.10%
Premiums	2,905		3,397
Discounts	(38,873)		(41,744)
Fair value of bifurcated derivatives (1)	48,622		29,983
Hedging adjustments	127,956		19,840
Total (2)	$26,961,561		$34,595,363
_________________________
(1)    At September 30, 2020, and December 31, 2019, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $31.0 million and $48.1 million at September 30, 2020, and December 31, 2019, respectively.

Table 5.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2020	December 31, 2019
Overdrawn demand-deposit accounts	$—	$5,101
Due in one year or less	17,158,960	25,116,961
Due after one year through two years	2,792,897	3,450,922
Due after two years through three years	2,014,726	1,949,499
Due after three years through four years	1,328,394	1,461,314
Due after four years through five years	2,314,260	1,309,679
Thereafter	1,211,714	1,290,411
Total par value	$26,820,951	$34,583,887

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 5.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	September 30, 2020	December 31, 2019
Overdrawn demand-deposit accounts	$—	$5,101
Due in one year or less	17,660,040	20,240,466
Due after one year through two years	2,979,247	8,603,422
Due after two years through three years	1,665,946	2,001,019
Due after three years through four years	1,649,469	965,814
Due after four years through five years	1,738,335	1,598,254
Thereafter	1,127,914	1,169,811
Total par value	$26,820,951	$34,583,887

Table 5.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	September 30, 2020	December 31, 2019
Fixed-rate	$25,379,156	$28,106,591
Variable-rate	1,441,795	6,477,296
Total par value	$26,820,951	$34,583,887

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

In addition, we lend to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, we are required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total outstanding credit obligations plus unused credit lines. Collateral eligible to secure new or renewed advances includes:

•fully disbursed, first-mortgage loans on improved residential property (provided that the borrower is not in arrears by two or more payments), or securities representing a whole interest in such mortgages;

•securities issued, insured, or guaranteed by the U.S. government or any agency thereof (including without limitation, MBS issued or guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae);
•cash or deposits in a collateral account with us; and
•other real-estate-related collateral acceptable to us if such collateral has a readily ascertainable value and we can perfect our security interest in the collateral.

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. The Bank has a lien on and holds the stock of a member in the Bank as further collateral security for all indebtedness of the member to the Bank. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and our overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications based on the risk profile of the borrower and other considerations. Management believes that these policies effectively manage our credit risk from advances.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At September 30, 2020, and December 31, 2019, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At September 30, 2020, and December 31, 2019, none of our advances were past due, on non accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the nine months ended September 30, 2020, and September 30, 2019.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at September 30, 2020, and December 31, 2019.

Prepayment Fees.

Table 5.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Prepayment fees received from borrowers	$5,834	$206	$13,737	$29,061
Hedging fair-value adjustments on prepaid advances	(64)	(90)	(2,961)	1,836
Net (premiums) discounts associated with prepaid advances	(124)	—	(128)	157
Deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	—	—	—	(201)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	213	—	213
Advance prepayment fees recognized in income, net	$5,646	$329	$10,648	$31,066

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

Table 6.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	September 30, 2020	December 31, 2019
Real estate
Fixed-rate 15-year single-family mortgages	$325,131	$339,042
Fixed-rate 20- and 30-year single-family mortgages	3,774,669	4,093,416
Premiums	62,156	66,776
Discounts	(1,234)	(1,607)
Deferred derivative gains, net	3,969	4,124
Total mortgage loans held for portfolio(1)	4,164,691	4,501,751
Less: allowance for credit losses	(4,600)	(500)
Total mortgage loans, net of allowance for credit losses	$4,160,091	$4,501,251
_________________________
(1)    Excludes accrued interest receivable of $21.1 million and $23.5 million at September 30, 2020, and December 31, 2019.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	September 30, 2020	December 31, 2019
Conventional mortgage loans	$3,840,360	$4,140,255
Government mortgage loans	259,440	292,203
Total par value	$4,099,800	$4,432,458

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. Tables 6.3 and 6.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at September 30, 2020, and December 31, 2019.

Table 6.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	September 30, 2020
	Origination Year
Payment Status at Amortized Cost(1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days delinquent	$13,203	$17,241	$30,444
Past due 60-89 days delinquent	6,621	15,966	22,587
Past due 90 days or more delinquent	27,234	50,482	77,716
Total past due	47,058	83,689	130,747
Total current loans	1,381,353	2,387,941	3,769,294
Total mortgage loans	$1,428,411	$2,471,630	$3,900,041

December 31, 2019
Payment Status at Recorded Investment(1)	Conventional Mortgage Loans
Past due 30-59 days delinquent	$36,336
Past due 60-89 days delinquent	6,911
Past due 90 days or more delinquent	10,696
Total past due	53,943
Total current loans	4,171,676
Total mortgage loans	$4,225,619
_________________________
(1)    The amortized cost at September 30, 2020, excludes accrued interest receivable whereas the recorded investment at December 31, 2019, includes accrued interest receivable.

Table 6.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	September 30, 2020
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$5,225	$1,815	$7,040
Serious delinquency rate (2)	2.04%	7.23%	2.37%
Past due 90 days or more still accruing interest	$—	$19,006	$19,006
Loans on nonaccrual status (3)	$78,136	$—	$78,136

	December 31, 2019
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,813	$2,222	$5,035
Serious delinquency rate (2)	0.26%	1.86%	0.36%
Past due 90 days or more still accruing interest	$—	$5,570	$5,570
Loans on nonaccrual status (3)	$11,510	$—	$11,510
_______________________

(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest as well as loans modified within the previous six months under our temporary loan modification plan. As of September 30, 2020, $7.7 million of these conventional mortgage loans on non-accrual status did not have an associated allowance for credit losses.

Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act; however we had none of these modifications outstanding as of September 30, 2020.

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

As of September 30, 2020, we held approximately $79.6 million in par value of conventional mortgage loans that were in a forbearance plan as a result of COVID-19. Of these loans, $2.0 million had a current payment status, $7.8 million were 30 to 59 days past due, $15.2 million were 60 to 89 days past due, and $54.6 million were greater than 90 days past due and in nonaccrual status. The $79.6 million of conventional mortgage loans in forbearance represents 1.9 percent of our mortgage loans held for portfolio at September 30, 2020. In addition, we had approximately $18.5 million in par value of government mortgage loans in a forbearance plan as a result of COVID-19.

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

Table 6.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2020 and 2019.

Table 6.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$4,602	$500	$500	$500
Adjustment for cumulative effect of accounting change	—	—	2,221	—
Charge-offs	(3)	(48)	(83)	(63)
Provision for credit losses	1	48	1,962	63
Balance, end of period	$4,600	$500	$4,600	$500

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2020, and December 31, 2019. Additionally, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 7 — Derivatives and Hedging Activities

Table 7.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	September 30, 2020			December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$10,996,695	$14,114	$(42,718)	$12,128,105	$14,734	$(12,805)
Forward-start interest-rate swaps	17,000	12	—	17,000	19	—
Total derivatives designated as hedging instruments	11,013,695	14,126	(42,718)	12,145,105	14,753	(12,805)

Derivatives not designated as hedging instruments
Interest-rate swaps	4,699,800	1,479	(51,289)	2,902,300	349	(31,000)
Mortgage-delivery commitments (1)	51,830	87	(28)	49,911	227	—
Total derivatives not designated as hedging instruments	4,751,630	1,566	(51,317)	2,952,211	576	(31,000)
Total notional amount of derivatives	$15,765,325			$15,097,316
Total derivatives before netting and collateral adjustments		15,692	(94,035)		15,329	(43,805)
Netting adjustments and cash collateral, including related accrued interest (2)		166,386	73,145		144,402	33,534
Derivative assets and derivative liabilities		$182,078	$(20,890)		$159,731	$(10,271)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral and related accrued interest posted was $239.5 million and $178.5 million at September 30, 2020, and December 31, 2019, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. There was no cash collateral and related accrued interest received at September 30, 2020. Cash collateral and related accrued interest received was $561 thousand at December 31, 2019.

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

Table 7.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 7.2 - Net Gains (Losses) on Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$71,218	$17,495	$(82,962)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$23,278	$46,086	$(15,306)
Hedged items	(22,865)	(44,264)	15,032
Net changes in fair value before price alignment interest	413	1,822	(274)
Price alignment interest(1)	38	139	(11)
Net interest settlements on derivatives(2)	(18,663)	(20,361)	7,625
Net (losses) gains on qualifying hedging relationships	(18,212)	(18,400)	7,340
Amortization/accretion of discontinued hedging relationships	(383)	—	(984)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(18,595)	$(18,400)	$6,356

	For the Three Months Ended September 30, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$204,511	$27,657	$(152,814)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(16,059)	$(63,779)	$3,064
Hedged items	15,487	61,961	(2,623)
Net changes in fair value before price alignment interest	(572)	(1,818)	441
Price alignment interest(1)	852	1,046	(7)
Net interest settlements on derivatives(2)	8,304	(4,856)	(2,706)
Net gains (losses) on qualifying hedging relationships	8,584	(5,628)	(2,272)
Amortization/accretion of discontinued hedging relationships	(562)	—	690
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$8,022	$(5,628)	$(1,582)

	For the Nine Months Ended September 30, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$340,695	$46,993	$(300,765)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(106,522)	$(341,805)	$42,327
Hedged items	105,204	333,919	(43,793)
Net changes in fair value before price alignment interest	(1,318)	(7,886)	(1,466)
Price alignment interest(1)	452	1,259	(196)
Net interest settlements on derivatives(2)	(35,971)	(49,918)	17,621
Net (losses) gains on qualifying hedging relationships	(36,837)	(56,545)	15,959
Amortization/accretion of discontinued hedging relationships	(1,213)	—	(2,819)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(38,050)	$(56,545)	$13,140

	For the Nine Months Ended September 30, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$676,257	$70,603	$(458,346)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(89,199)	$(118,501)	$72,386
Hedged items	89,809	112,346	(73,192)
Net changes in fair value before price alignment interest	610	(6,155)	(806)
Price alignment interest(1)	470	2,618	(98)
Net interest settlements on derivatives(2)	37,057	(16,406)	(18,074)
Net gains (losses) on qualifying hedging relationships	38,137	(19,943)	(18,978)
Amortization/accretion of discontinued hedging relationships	(1,612)	—	1,984
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$36,525	$(19,943)	$(16,994)
_______________________
(1)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.
(2)    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.

Tables 7.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 7.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,788)	$(1,570)	$(5,318)	$(3,487)
Losses recognized in other comprehensive income	15	(568)	(1,264)	(6,390)

For the nine months ended September 30, 2020 and 2019, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2020, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is one year.

As of September 30, 2020, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $6.2 million.

Table 7.4 - Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	September 30, 2020
Line Item in Statement of Condition of Hedged Item	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$5,556,702	$163,388	$13,190	$176,578
Available-for-sale securities	4,387,057	567,000	—	567,000
Consolidated bonds	1,960,218	38,952	40,056	79,008
_______________________
(1)    Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 7.5 - Net Gains and Losses on Derivatives not Designated as Hedging Instruments
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest-rate swaps	$1,201	$(1,044)	$(53,171)	$(2,531)
Mortgage-delivery commitments	409	375	979	1,445
Price alignment interest(1)	14	12	97	15
Net gains (losses) on derivatives not designated as hedging instruments	$1,624	$(657)	$(52,095)	$(1,071)
______________________
(1)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2020, was $84.2 million for which we had delivered collateral with a post-haircut value of $85.6 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 7.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2020.

Table 7.6 - Post Haircut Value of Incremental Collateral to be Delivered as of September 30, 2020
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$302
AA-	A+, A or A-	—
A-	below A-	4,796
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

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are U.S. Commodity Futures Trading Commission (CFTC)-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at September 30, 2020.

Impacts on Statement of Cash Flows. Due to declines in market values, from our perspective, of cleared derivatives during the nine months ended September 30, 2020, there was an increase in variation margin posted on cleared derivatives to the DCOs totaling $462.3 million. On the statement of cash flows, $382.8 million of the variation margin cash payment is included in net change in derivatives and hedging activities, as an operating activity, while $79.5 million of the variation margin cash payment is included in net payments on derivatives with a financing element, as a financing activity.

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

Table 7.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2020, and December 31, 2019, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties, but does not include any related non-cash collateral received from or pledged to counterparties.

Table 7.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	September 30, 2020
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$8,165	$(7,317)	$87	$935	$—	$—	$935
Cleared	7,440	173,703		181,143	—	—	181,143
Total				$182,078			$182,078

Derivative Liabilities
Uncleared	$(92,344)	$71,482	$(28)	$(20,890)	$—	$20,525	$(365)
Cleared	(1,663)	1,663		—	—	—	—
Total				$(20,890)			$(365)
_______________________
(1)    Includes gross amounts of netting adjustments and cash collateral.
(2)    Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At September 30, 2020, we had additional net credit exposure of $1.8 million due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Table 8.1 - Deposits
(dollars in thousands)

	September 30, 2020	December 31, 2019
Interest-bearing
Demand and overnight	$1,117,777	$613,143
Term	—	800
Other	1,629	2,589
Noninterest-bearing
Other	108,296	57,777
Total deposits	$1,227,702	$674,309

Note 9 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 9.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	September 30, 2020		December 31, 2019
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$11,539,305	0.95%	$9,455,725	2.03%
Due after one year through two years	4,657,665	1.46	6,442,960	2.02
Due after two years through three years	1,896,700	2.06	2,154,920	2.18
Due after three years through four years	1,313,805	2.49	1,319,915	2.45
Due after four years through five years	1,861,270	1.33	1,211,080	2.48
Thereafter	2,564,500	3.57	3,220,205	3.33
Total par value	23,833,245	1.54%	23,804,805	2.26%
Premiums	71,566		63,056
Discounts	(12,930)		(11,434)
Hedging adjustments	79,008		32,066
Total	$23,970,889		$23,888,493
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 9.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	September 30, 2020	December 31, 2019
Noncallable and nonputable	$21,903,245	$20,954,805
Callable	1,930,000	2,850,000
Total par value	$23,833,245	$23,804,805

Table 9.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2020	December 31, 2019
Due in one year or less	$12,909,305	$11,297,725
Due after one year through two years	4,897,665	6,432,960
Due after two years through three years	1,811,700	2,019,920
Due after three years through four years	1,203,805	1,332,915
Due after four years through five years	1,521,270	926,080
Thereafter	1,489,500	1,795,205
Total par value	$23,833,245	$23,804,805

Table 9.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	September 30, 2020	December 31, 2019
Fixed-rate	$15,113,245	$17,681,805
Simple variable-rate	8,545,000	5,568,000
Step-up (1)	175,000	555,000
Total par value	$23,833,245	$23,804,805
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 9.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2020	$16,511,187	$16,513,729	0.12%
December 31, 2019	$27,681,169	$27,733,146	1.59%
_______________________
(1)    The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 10 — Affordable Housing Program

Table 10.1 - AHP Liability
(dollars in thousands)

	September 30, 2020	December 31, 2019
Balance at beginning of year	$86,131	$83,965
AHP expense for the period	10,912	21,302
AHP direct grant disbursements	(14,137)	(15,723)
AHP subsidy for AHP advance disbursements	(1,059)	(3,450)
Return of previously disbursed grants and subsidies	25	37
Balance at end of period	$81,872	$86,131

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

Table 11.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	September 30, 2020	December 31, 2019

Permanent capital
Class B capital stock	$1,594,859	$1,869,130
Mandatorily redeemable capital stock	6,135	5,806
Retained earnings	1,490,295	1,463,154
Total permanent capital	$3,091,289	$3,338,090
Risk-based capital requirement
Credit-risk capital	$101,930	$235,213
Market-risk capital	145,437	207,426
Operations-risk capital	74,210	132,792
Total risk-based capital requirement	$321,577	$575,431
Permanent capital in excess of risk-based capital requirement	$2,769,712	$2,762,659

	September 30, 2020		December 31, 2019
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$321,577	$3,091,289	$575,431	$3,338,090
Total regulatory capital	1,801,014	3,091,289	2,226,512	3,338,090
Total capital-to-asset ratio	4.0%	6.9%	4.0%	6.0%

Leverage Ratio
Leverage capital	$2,251,267	$4,636,934	$2,783,141	$5,007,135
Leverage capital-to-assets ratio	5.0%	10.3%	5.0%	9.0%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible to secure advances under the FHLBank Act, provided that this amount is not less than $10 thousand nor more than $10 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, and 0.25 percent for outstanding letters of credit (collectively, the activity-based stock-investment requirement).

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

Note 12 — Accumulated Other Comprehensive Loss

Table 12.1 - Accumulated Other Comprehensive Loss
(dollars in thousands)

	Net Unrealized (Loss) Gain on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, June 30, 2019	$(82,600)	$(116,638)	$(33,199)	$(4,925)	$(237,362)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	14,367	—	(568)	—	13,799
Accretion of noncredit loss	—	5,646	—	—	5,646
Net actuarial gain	—	—	—	10	10
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	375	—	—	375
Amortization - hedging activities (2)	—	—	1,570	—	1,570
Amortization - pension and postretirement benefits (3)	—	—	—	165	165
Other comprehensive income (loss)	14,367	6,021	1,002	175	21,565
Balance, September 30, 2019	$(68,233)	$(110,617)	$(32,197)	$(4,750)	$(215,797)

Balance, June 30, 2020	$(44,000)	$(50,407)	$(27,956)	$(6,108)	$(128,471)
Other comprehensive (loss) income before reclassifications:
Adjustment for transfer of securities from held-to-maturity to available-for-sale	16,062	31,502	—	—	47,564
Net unrealized gains	62,434	—	15	—	62,449
Noncredit losses included in basis of securities sold	—	18,905	—	—	18,905
Net actuarial loss	—	—	—	(382)	(382)
Reclassifications from other comprehensive income to net income
Reclassification of realized gains included in net income	(26,210)	—	—	—	(26,210)
Amortization - hedging activities (2)	—	—	1,788	—	1,788
Amortization - pension and postretirement benefits (3)	—	—	—	290	290
Other comprehensive income (loss)	52,286	50,407	1,803	(92)	104,404
Balance, September 30, 2020	$8,286	$—	$(26,153)	$(6,200)	$(24,067)

	Net Unrealized (Loss) Gain on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2018	$(152,958)	$(129,154)	$(29,119)	$(5,276)	$(316,507)
Cumulative effect of change in accounting principle	—	—	(175)	—	(175)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	84,725	—	(6,390)	—	78,335
Noncredit other-than-temporary impairment losses	—	(181)	—	—	(181)
Accretion of noncredit loss	—	18,125	—	—	18,125
Net actuarial gain	—	—	—	29	29
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	593	—	—	593
Amortization - hedging activities (2)	—	—	3,487	—	3,487
Amortization - pension and postretirement benefits (3)	—	—	—	497	497
Other comprehensive income (loss)	84,725	18,537	(2,903)	526	100,885
Balance, September 30, 2019	$(68,233)	$(110,617)	$(32,197)	$(4,750)	$(215,797)

Balance, December 31, 2019	$(73,922)	$(76,036)	$(30,207)	$(6,807)	$(186,972)
Other comprehensive (loss) income before reclassifications:
Adjustment for transfer of securities from held-to-maturity to available-for-sale	16,062	31,502	—	—	47,564
Net unrealized gains (losses)	92,356	—	(1,264)	—	91,092
Noncredit losses included in basis of securities sold	—	39,144	—	—	39,144
Accretion of noncredit loss	—	5,390	—	—	5,390
Net actuarial gain	—	—	—	(270)	(270)
Reclassifications from other comprehensive income to net income
Reclassification of realized net gains included in net income	(26,210)	—	—	—	(26,210)
Amortization - hedging activities (2)	—	—	5,318	—	5,318
Amortization - pension and postretirement benefits (3)	—	—	—	877	877
Other comprehensive income	82,208	76,036	4,054	607	162,905
Balance, September 30, 2020	$8,286	$—	$(26,153)	$(6,200)	$(24,067)
_______________________
(1)    Recorded in other income (loss) in the statement of operations.
(2)    Recorded in CO bond interest expense.
(3)    Recorded in other expenses in the statement of operations.

Note 13 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2019 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended September 30, 2020.

Table 13.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at September 30, 2020, and December 31, 2019. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and certain mortgage loans and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 13.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 13.1 - Fair Value Summary
(dollars in thousands)

	September 30, 2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$207,401	$207,401	$207,401	$—	$—	$—
Interest-bearing deposits	299,164	299,164	299,164	—	—	—
Securities purchased under agreements to resell	1,750,000	1,749,997	—	1,749,997	—	—
Federal funds sold	288,000	288,000	—	288,000	—	—
Trading securities(1)	4,125,056	4,125,056	—	4,125,056	—	—
Available-for-sale securities(1)	6,624,781	6,624,781	—	6,476,255	148,526	—
Held-to-maturity securities	258,452	263,485	—	263,485	—	—
Advances	26,961,561	27,301,273	—	27,301,273	—	—
Mortgage loans, net	4,160,091	4,375,256	—	4,330,584	44,672	—
Accrued interest receivable	93,123	93,123	—	93,123	—	—
Derivative assets(1)	182,078	182,078	—	15,692	—	166,386
Other assets (1)	33,297	33,297	13,540	19,757	—	—
Liabilities:
Deposits	(1,227,702)	(1,227,700)	—	(1,227,700)	—	—
COs:
Bonds	(23,970,889)	(24,664,228)	—	(24,664,228)	—	—
Discount notes	(16,511,187)	(16,512,479)	—	(16,512,479)	—	—
Mandatorily redeemable capital stock	(6,135)	(6,135)	(6,135)	—	—	—
Accrued interest payable	(83,492)	(83,492)	—	(83,492)	—	—
Derivative liabilities(1)	(20,890)	(20,890)	—	(94,035)	—	73,145
Other:
Commitments to extend credit for advances	—	(2,452)	—	(2,452)	—	—
Standby letters of credit	(1,031)	(1,031)	—	(1,031)	—	—

	December 31, 2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$69,416	$69,416	$69,416	$—	$—	$—
Interest-bearing deposits	1,253,873	1,253,873	1,253,873	—	—	—
Securities purchased under agreements to resell	3,500,000	3,500,003	—	3,500,003	—	—
Federal funds sold	860,000	859,999	—	859,999	—	—
Trading securities(1)	2,250,264	2,250,264	—	2,250,264	—	—
Available-for-sale securities(1)	7,409,000	7,409,000	—	7,344,348	64,652	—
Held-to-maturity securities	871,107	1,035,410	—	456,942	578,468	—
Advances	34,595,363	34,735,775	—	34,735,775	—	—
Mortgage loans, net	4,501,251	4,634,141	—	4,615,737	18,404	—
Accrued interest receivable	112,163	112,163	—	112,163	—	—
Derivative assets(1)	159,731	159,731	—	15,329	—	144,402
Other assets(1)	31,939	31,939	13,894	18,045	—	—
Liabilities:
Deposits	(674,309)	(674,269)	—	(674,269)	—	—
COs:
Bonds	(23,888,493)	(24,226,123)	—	(24,226,123)	—	—
Discount notes	(27,681,169)	(27,681,470)	—	(27,681,470)	—	—
Mandatorily redeemable capital stock	(5,806)	(5,806)	(5,806)	—	—	—
Accrued interest payable	(104,477)	(104,477)	—	(104,477)	—	—
Derivative liabilities(1)	(10,271)	(10,271)	—	(43,805)	—	33,534
Other:
Commitments to extend credit for advances	—	(3,884)	—	(3,884)	—	—
Standby letters of credit	(1,723)	(1,723)	—	(1,723)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 13.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	September 30, 2020
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,432	$—	$—	$5,432
U.S. Treasury obligations	—	4,116,414	—	—	4,116,414
U.S. government-guaranteed – single-family MBS	—	3,152	—	—	3,152
GSE – single-family MBS	—	58	—	—	58
Total trading securities	—	4,125,056	—	—	4,125,056
Available-for-sale securities:
HFA securities	—	—	125,748	—	125,748
Supranational institutions	—	434,702	—	—	434,702
U.S. government-owned corporations	—	327,868	—	—	327,868
GSE	—	137,040	—	—	137,040
U.S. government guaranteed – single-family MBS	—	39,339	—	—	39,339
U.S. government guaranteed – multifamily MBS	—	86,501	—	—	86,501
GSE – single-family MBS	—	1,762,172	—	—	1,762,172
GSE – multifamily MBS	—	3,688,633	—	—	3,688,633
Private-label MBS	—	—	22,778	—	22,778
Total available-for-sale securities	—	6,476,255	148,526	—	6,624,781
Derivative assets:
Interest-rate-exchange agreements	—	15,605	—	166,386	181,991
Mortgage delivery commitments	—	87	—	—	87
Total derivative assets	—	15,692	—	166,386	182,078
Other assets	13,540	19,757	—	—	33,297
Total assets carried at fair value on a recurring basis	$13,540	$10,636,760	$148,526	$166,386	$10,965,212
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$2,148	$—	$2,148
REO	—	—	109	—	109
Total assets carried at fair value on a nonrecurring basis	$—	$—	$2,257	$—	$2,257
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(94,007)	$—	$73,145	$(20,862)
Mortgage delivery commitments	—	(28)	—	—	(28)
Total liabilities carried at fair value on a recurring basis	$—	$(94,035)	$—	$73,145	$(20,890)

	December 31, 2019
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,896	$—	$—	$5,896
U.S. Treasury obligations	—	2,240,236	—	—	2,240,236
U.S. government guaranteed – single-family MBS	—	4,047	—	—	4,047
GSE – single-family MBS	—	85	—	—	85
Total trading securities	—	2,250,264	—	—	2,250,264
Available-for-sale securities:
HFA securities	—	—	64,652	—	64,652
Supranational institutions	—	416,429	—	—	416,429
U.S. government-owned corporations	—	296,761	—	—	296,761
GSE	—	123,786	—	—	123,786
U.S. government guaranteed – single-family MBS	—	57,714	—	—	57,714
U.S. government guaranteed – multifamily MBS	—	282,617	—	—	282,617
GSE – single-family MBS	—	2,590,271	—	—	2,590,271
GSE – multifamily MBS	—	3,576,770	—	—	3,576,770
Total available-for-sale securities	—	7,344,348	64,652	—	7,409,000
Derivative assets:
Interest-rate-exchange agreements	—	15,102	—	144,402	159,504
Mortgage delivery commitments	—	227	—	—	227
Total derivative assets	—	15,329	—	144,402	159,731
Other assets	13,894	18,045	—	—	31,939
Total assets carried at fair value on a recurring basis	$13,894	$9,627,986	$64,652	$144,402	$9,850,934
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label MBS	$—	$—	$6,856	$—	$6,856
Mortgage loans held for portfolio	—	—	1,198	—	1,198
REO	—	—	78	—	78
Total assets carried at fair value on a nonrecurring basis	$—	$—	$8,132	$—	$8,132
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(43,805)	$—	$33,534	$(10,271)
Total liabilities carried at fair value on a recurring basis	$—	$(43,805)	$—	$33,534	$(10,271)
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

Table 13.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2020 and 2019.

Table 13.3 - Roll Forward of Level 3 Available-for-Sale Securities
(dollars in thousands)

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
	HFA Securities	Private-label MBS	HFA Securities	Private-label MBS
Balance at beginning of period	$59,463	$—	$64,652	$—
Transfer of securities from held-to-maturity to available-for-sale	71,240	180,514	71,240	180,514
Total gains included in earnings
Net gains on sale	—	26,210	—	26,210
Provision for credit losses	—	211	—	211
Accretion	—	272	—	272
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	3,040	(17,098)	5,451	(17,098)
Sales, maturities, and settlements
Sales	—	(165,439)	—	(165,439)
Maturities	(7,995)		(15,595)
Settlements	—	(1,892)	—	(1,892)
Balance at end of period	$125,748	$22,778	$125,748	$22,778

Total amount of unrealized gains for the period included in other comprehensive income relating to securities held at period end	$2,384	$617	$4,758	$617
Total amount of gains for the period included in earnings attributable to the provision for credit losses and accretion of discounts relating to securities held at period end	$—	$415	$—	$415

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	HFA Securities	HFA Securities
Balance at beginning of period	$51,560	$49,601
Purchases	4,220	4,220
Total gains (losses) included in other comprehensive income
Net unrealized gains(1)	85	2,044
Balance at end of period	$55,865	$55,865
_______________________
(1)    Related to available-for-sale securities held at period end.

Note 14 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2020, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2020, and December 31, 2019. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $779.5 billion and $974.4 billion at September 30, 2020, and December 31, 2019, respectively. See Note 9 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 14.1 - Off-Balance Sheet Commitments(1)
(dollars in thousands)

	September 30, 2020			December 31, 2019
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$6,878,896	$226,133	$7,105,029	$7,484,754	$215,014	$7,699,768
Commitments for unused lines of credit - advances (3)	1,133,447	—	1,133,447	1,143,828	—	1,143,828
Commitments to make additional advances	27,020	63,847	90,867	434,253	88,167	522,420
Commitments to invest in mortgage loans	51,830	—	51,830	49,911	—	49,911
Unsettled CO bonds, at par	49,500	—	49,500	—	—	—
Unsettled CO discount notes, at par	1,620,000	—	1,620,000	500,000	—	500,000
__________________________
(1)    We have deemed it unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At September 30, 2020, and December 31, 2019, these amounts totaled $42.0 million and $27.2 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $1.8 million at December 31, 2019.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At September 30, 2020, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2030. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.0 million and $1.7 million at September 30, 2020, and December 31, 2019, respectively.

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

Legal Proceedings. We are subject to various legal proceedings arising in the normal course of business from time to time. We would record an accrual for a loss contingency only when it is probable that a loss has been incurred and the amount can be reasonably estimated. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition, results of operations, or cash flows.

Note 15 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at each period end.

Table 15.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2020
State Street Bank and Trust Company	$210,000	13.1%	$5,000,000	18.6%	$208	0.7%

December 31, 2019
Citizens Bank, N.A.	$222,684	11.9%	$5,005,773	14.5%	$1,678	3.5%

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

Table 15.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2020	$103,834	6.5%	$1,434,860	5.3%	$1,657	5.3%
December 31, 2019	112,811	6.0	2,224,141	6.4	3,581	7.4

Note 16 — Subsequent Events

On October 30, 2020, the board of directors declared a cash dividend at an annualized rate of 3.76 percent based on daily average capital stock balances outstanding during the third quarter of 2020. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $13.9 million and was paid on November 3, 2020.

Following the end of the quarter, we agreed to settle our claims against the remaining defendants in our private-label MBS litigation pending in the Massachusetts Superior Court for an aggregate amount of $26.0 million (net of fees and expenses).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2019 Annual Report and in Part II — Item 1A — Risk Factors of this report, along with the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the anticipated cessation of the LIBOR benchmark rate, the development of alternative rates, including the Secured Overnight Financing Rate (SOFR), and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from changes in U.S. fiscal and monetary policy, actions of the Federal Open Market Committee (FOMC), or changes in ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments; the condition of the capital markets on our COs;
•issues and events across the FHLBank System and in the political arena that may lead to executive branch, legislative, regulatory, judicial, or other developments impacting the scope of our business, investor demand for COs, our financial obligations with respect to COs, our ability to access the capital markets, our members, our counterparties, the manner in which we operate, or the organization and structure of the FHLBank System;
•the impact of the coronavirus or other pandemics, epidemics, or health emergencies and responses to such events, including, among other things, the effect on the Bank resulting from illness or quarantines of employees or business partners on which we rely or from remote work arrangements; negative effects on our members’ businesses and their demands for our products, including demand for advances; and effects generally on the economy and financial markets;
•our ability to declare and pay dividends consistent with past practices as well as any plans to repurchase excess capital stock;

•competitive forces including, without limitation, other sources of funding available to our members and other entities borrowing funds in the capital markets;
•changes in the value and liquidity of collateral we hold as security for obligations of our members and counterparties;
•the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;
•changes in the fair value and economic value of, impairments of, and risks, including risks related to changes in or cessation of benchmark interest rates, associated with the Bank’s investments in mortgage loans and MBS or other assets and the related credit-enhancement protections;
•membership conditions and changes, including changes resulting from member failures, mergers or changing financial health, changes due to member eligibility, changes in the principal place of business of members, or the addition of new members;
•external events, such as general economic and financial instabilities, political instability, wars and natural disaster, including disasters caused by significant climate change, which, among other things, could damage our facilities or the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages that we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;
•the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches (including cyber-attacks), which could increase as a result of COVID-19 related changes in our operating environment; and
•our ability to attract and retain skilled employees.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2019 Annual Report.

EXECUTIVE SUMMARY

Despite continued low interest rates and declining average earning asset balances, for the three months ended September 30, 2020, net income increased to $53.6 million, compared with net income of $32.1 million for the same period in 2019. The $21.4 million increase was the result of several favorable nonrecurring impacts, including a net gain of $32.9 million on sales of held-to-maturity and available-for-sale private-label mortgage-backed securities, an increase of $5.9 million in net interest income after provision for credit losses that included a $5.3 million increase in prepayment fee income and credit loss recovery of $5.1 million, and a $2.3 million improvement in net gain (losses) on derivative and hedging activities. These increases to net income were offset by an increase in net unrealized losses on trading securities of $19.4 million, the majority of which are economically hedged with derivatives that are not designated in qualifying fair-value hedge relationships. See additional information below under — Results of Operations — Economically Hedged Trading Securities regarding the net impact on earnings from these economically hedged trading securities and the associated derivatives.

Net interest income after provision for credit losses for the three months ended September 30, 2020, was $62.3 million, compared with $56.3 million for the same period in 2019. Advances balances totaled $27.0 billion at September 30, 2020, a decrease of 22.1 percent, compared to $34.6 billion at December 31, 2019. Return on average equity was 7.39 percent for the three months ended September 30, 2020, compared with 4.28 percent for the same period in 2019, an increase of 311 basis points. Our business model is designed to allow for variability in demand for advances and changes in interest rates. Our financial condition continued to be strong with capital substantially in excess of all minimum requirements, including retained earnings of $1.49 billion at September 30, 2020, a surplus of $790.3 million over our minimum retained earnings target, as we continued to satisfy all regulatory capital requirements as of September 30, 2020. We also provided a dividend yield equivalent to a spread of 350 basis points over the daily average three-month LIBOR.

The sharp and rapid drop in interest rates in March 2020 caused us to experience a substantial temporary compression of net interest margin as overnight investments that we held for liquidity management purposes repriced immediately while a significant portion of the short-term COs financing the bulk of these investments matured during the second quarter of 2020. By the end of the second quarter of 2020, this temporary compression of the Bank's net interest margin had subsided as the short-term debt issued in the first quarter of 2020 matured. Our board of directors is reevaluating our dividend strategy in light of the pending cessation of LIBOR as our current dividend benchmark rate, as well as the ongoing financial challenges resulting from the COVID-19 pandemic and their impact on our projected earnings, including near-zero interest rates and significantly lower advances balances. As always, dividends remain at the discretion of our board of directors.

Our overall results of operations are influenced by the economy and financial markets, and in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the quarter ended September 30, 2020.

Coronavirus Pandemic: COVID-19

The economic effects of the COVID-19 pandemic in the United States continue to evolve, and the full impact and duration of the virus are unknown. COVID-19 and the resulting shut-down of large parts of the economy in 2020 have strained and severely taxed healthcare systems, businesses, and economies worldwide and induced a response of unprecedented fiscal and monetary policy support from the federal government. These policies have sharply reduced interest rates and have increased bank and credit union deposits, depressing the demand for wholesale funding. The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions and have resulted in significant changes in interest rates, credit spreads, and asset prices which have had adverse impacts on us. The financial effects of COVID-19 have increased credit risks to our investment portfolios, including money market investments, and our MPF loans, among others. Decreased interest rates have had a negative impact on our net income, including on our money market assets and through accelerated premium amortization on MBS. Possible additional effects may include, among other things, disruption to our members and counterparties, uncertainties in the credit markets, operational incidents because of a remote work force, and a decline in the fair value of assets. Valuations for Agency MBS began to improve in April and have continued to improve and stabilize, partly as a result of increased investment by the Federal Reserve. Given the high and recently accelerating number of infections throughout the U.S. and uncertainties around the timing and effectiveness of a vaccine for COVID-19, as well as the depth of the recent economic decline, it is likely that our earnings will remain lower for the next few years compared to our earnings of recent years.

Governmental and public actions taken in response to the COVID-19 pandemic (such as shelter-in-place or similar orders, travel restrictions, and business shutdowns), have significantly reduced economic activity and created substantial uncertainty about the future economic environment. Unemployment insurance claims initially increased dramatically as employers laid off workers, and unemployment numbers, while are still high, have fallen by almost half of what they were in April. In response to COVID-19 developments, the Federal Reserve responded with a series of monetary policy adjustments in March 2020, including rapid reductions to the targeted federal funds rate totaling 1.50 percentage points, an increase in its daily repurchase agreement offerings, announced purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, and the establishment of multiple liquidity facilities. Valuations for Agency MBS began to improve in April and have continued to improve and stabilize, partly as a result of increased investment by the Federal Reserve. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, and funding for the Paycheck Protection Program (PPP), which was created by the CARES Act, was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act. Also in response to COVID-19, the FHFA has taken certain actions to provide various forms of relief and guidance regarding the financial, operational, credit market, and other effects of the pandemic. Additional information is provided in Legislative and Regulatory Developments.

Demand for advances increased in March but has since significantly decreased. Among other things, high member deposit balances have limited additional demand for advances in the second quarter and third quarters. In addition, the Federal Reserve’s lending facility to support the PPP of the CARES Act, which provides loans to businesses, may have decreased demand for advances as members have been able to borrow under that facility at lower rates than are offered for advances.

The risk of credit losses has increased, but we have not experienced a significant impact at this time. We are continuing to monitor credit and collateral conditions and make adjustments as needed. The CARES Act contains mortgage loan forbearance for borrowers. The continued inability of borrowers to make payments on mortgage loans post-forbearance may affect our results of operations through an increase in delinquency and loss performance in our MPF loan portfolio.

We continue to help our members support small business and nonprofit organizations through low interest-rate funding and grants. Our JNE Recovery Grant Program, which launched on September 21, 2020, allows members to access funding to make grants to eligible small businesses or nonprofit organizations.

On March 12, 2020, the Bank required employees who were not operationally critical to work remotely, and except for specific, limited needs of short duration, all staff (including operationally critical employees) have worked remotely from late March 2020 continuing to the present. We have remained fully operational with minimal impact on services to our members and other counterparties. At this time, we cannot predict when our employees will return to work in our offices. We could experience significant operational difficulties or disruptions, which could impair our ability to conduct and manage our business effectively. While we have deployed modern, secure virtual private network and remote terminal solutions, a remote workforce can be more vulnerable to operational disruption than a workforce on a closed, closely monitored corporate network. For example, because our staff is working remotely, we are partially, though not fully, reliant on regional home internet service providers. A disruption in service from one of these providers could require us to implement additional business continuity plans and procedures. Our reliance on operationally critical vendors increases risk because those vendors may themselves, because of remote work requirements, be operating in a less secure manner. For further details of the potential impact of these events on the Bank, see the risk factors set forth in Part II — Item 1A — Risk Factors. Additional information is provided in Economic Conditions.

Net Interest Margin

For the three months ended September 30, 2020, net interest margin was 0.54 percent, an increase of 11 basis points from the same period in 2019. The increase was partially attributable to an increase in nonrecurring interest income from prepayment fees and the recovery of credit loss reserves upon the sale of $214.8 million of private-label mortgage-backed securities. In addition, as explained below under — Results of Operations — Economically Hedged Trading Securities, interest rate swaps employed as economic hedges of trading securities accrued $11.0 million of net payable interest settlements that were excluded from net interest income and recorded in other income(loss).

Beginning in March and continuing through May 2020, we experienced substantial temporary net interest margin compression as a result of two unscheduled FOMC actions in March 2020 to reduce the targeted federal funds rate a total of 1.50 percentage points. The FOMC’s actions came shortly after we funded a significant volume of overnight and short-term advances by issuing term discount notes that we were required to issue in order to meet liquidity requirements. This net interest margin compression had an adverse impact on net interest income in the second quarter of 2020. This substantial temporary net interest margin compression has now resolved.

The low interest rate environment has triggered refinancing incentives on residential mortgage loans, resulting in anticipated and actual increases of mortgage prepayment activity that has resulted in accelerated net premium amortization of our Agency residential MBS as well as our whole mortgage loans.

Advances Balances

During the nine months ended September 30, 2020, advances decreased $7.6 billion, or 22.1 percent, to $27.0 billion, compared with $34.6 billion at year-end 2019. The decrease in advances was concentrated in short-term fixed-rate and variable-rate advances and is primarily due to excess liquidity at member institutions.

Accretable yields from investments in private-label MBS

For the three months ended September 30, 2020 and 2019, we recognized $285 thousand and $6.9 million, respectively, in interest income resulting from the increased accretable yields of certain private-label MBS for which we had previously recognized credit losses. This decline is largely attributable to our sales of private-label MBS in the fourth quarter of 2019 and in 2020. For a discussion of this accounting treatment, see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Investment Securities — Other-than-Temporary Impairment — Interest Income Recognition in the 2019 Annual Report.

The amortized cost of our total investments in private-label MBS totaled $17.8 million at September 30, 2020. The allowance for credit losses for our private-label MBS was $124 thousand at September 30, 2020.

Legislative and Regulatory Developments

During and after the third quarter, legislation has been enacted, and the FHFA and other regulators with authority over us or our way of doing business have issued or proposed regulations and issued guidance as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

In July 2017, the United Kingdom’s FCA, which regulates LIBOR, announced its intention to stop persuading or compelling the major banks that sustain LIBOR to submit rate quotations after 2021. We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Certain of our advances, investment securities and derivatives are indexed to LIBOR, and we continue to assess legacy contracts across products and monitor risks to determine the effect of LIBOR discontinuance. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we have developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We are also working with the other FHLBanks and the Office of Finance as we transition our floating-rate note issuance from LIBOR. In October 2019 we began to offer a SOFR-based advance. We are updating our operational processes and models to support new alternative reference rate activity. For further details see the following Risk Factors in the 2019 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and Operational Risks — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in — Legislative and Regulatory Developments as well as in Financial Condition — Transition from LIBOR to Alternative Reference Rates.

ECONOMIC CONDITIONS

Economic Environment

Following a severe contraction in Gross Domestic Product (GDP) in the second quarter due to the coronavirus pandemic and the public health measures taken to prevent its spread, economic activity has recovered substantially. After falling 31.4 percent at an annualized rate in the second quarter, GDP increased 33.1 percent at an annualized rate in the third quarter.

Household consumption drove the plunge and recovery in GDP. In March and April, services spending fell precipitously as shelter-in-place and social distancing restrictions reduced household spending, particularly in sectors requiring close physical proximity such as food services, lodging, recreation, transportation, and retail. Spending on health care also fell sharply as many elective procedures were deferred. In the third quarter, consumer spending rebounded, driven by health care, food services and lodging.

The labor market provides further evidence that the economy is recovering. Following the loss of 22 million jobs in March and April, 12 million jobs were added through October. After spiking at 14.7 percent in April, the unemployment rate has fallen by more than half, reaching 6.9 percent in October. The pace of job gains has slowed, however, in the third quarter with successively smaller job gains each month. The unemployment rate in New England reached a high of 14.0 percent in April and May and declined to 8.4 percent in September. Of the six New England states, Rhode Island had the highest unemployment rate in September at 10.5 percent, followed by Massachusetts at 9.6 percent, and Vermont had the lowest unemployment rate at 4.2 percent.

To stem job losses and mitigate the economic disruption, Congress passed the CARES Act in March 2020, providing $2.2 trillion in various measures to alleviate the adverse economic impact on households and businesses. Several of these relief provisions have expired. A number of proposals to restore or provide further relief remain under negotiation in Congress. Additional information is provided in — Legislative and Regulatory Developments.

Economic outlook remains highly uncertain and depends, among other factors, on the path of the coronavirus, successful development and distribution of vaccines and treatments, and any further government support for businesses and households.

Interest-Rate Environment

In response to the unfolding health crisis, the FOMC cut the federal funds rate from a target range of 1.5 percent to 1.75 percent at the beginning of 2020 to a range of 0 percent to 0.25 percent in March and has maintained this effective lower bound since. According to FOMC member projections released following its September meeting, a near-zero federal funds rate target may be maintained through 2022. In August, Federal Reserve Chair Powell announced that monetary policymakers would be willing to allow inflation to run modestly higher than its intended target level for periods of time in order to maximize and stabilize employment, lending further support to the projection that the federal funds rate will remain near zero for an extended period. After falling substantially in March, Treasury yields have remained low, with two-year Treasury rates trading within the 0 percent to 0.25 percent target range of the federal funds rate, suggesting that investors expect the federal funds rate to stay at the lower bound for an extended period.

Investor demand for high credit quality, fixed-income investments, including the FHLBanks' consolidated obligations, remains strong. The spreads of the FHLBanks' consolidated obligations relative to U.S. Treasury securities narrowed to more typical levels by the end of the second quarter end and remained at such levels in the third quarter after widening substantially in March and April.

Table 1 - Key Interest Rates

	Three Month Average		Nine Month Average		Ending Rate
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020	December 31, 2019
Federal funds effective rate	0.09%	2.20%	0.45%	2.33%	0.09%	1.55%
3-month LIBOR	0.25%	2.20%	0.79%	2.46%	0.23%	1.91%
3-month U.S. Treasury yield	0.10%	2.01%	0.43%	2.25%	0.09%	1.55%
2-year U.S. Treasury yield	0.14%	1.68%	0.47%	2.10%	0.13%	1.57%
5-year U.S. Treasury yield	0.27%	1.63%	0.59%	2.07%	0.28%	1.69%
10-year U.S. Treasury yield	0.65%	1.79%	0.90%	2.25%	0.68%	1.92%
________________
Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2019, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Statement of Condition
Total assets	$45,025,341	$46,161,388	$68,900,865	$55,662,811	$56,923,960
Investments, net(1)	13,345,453	16,286,588	18,072,153	16,144,244	13,593,020
Advances	26,961,561	24,827,781	45,076,223	34,595,363	38,539,591
Mortgage loans held for portfolio, net(2)	4,160,091	4,411,053	4,528,474	4,501,251	4,459,120
Deposits and other borrowings	1,227,702	1,191,229	859,816	674,309	625,873
Consolidated obligations:
Bonds	23,970,889	24,563,087	24,576,586	23,888,493	25,864,142
Discount notes	16,511,187	17,308,802	39,692,253	27,681,169	26,896,215
Total consolidated obligations	40,482,076	41,871,889	64,268,839	51,569,662	52,760,357
Mandatorily redeemable capital stock	6,135	6,135	6,112	5,806	17,107
Class B capital stock outstanding-putable(3)	1,594,859	1,518,515	2,266,329	1,869,130	2,031,651
Unrestricted retained earnings	1,121,875	1,097,875	1,116,001	1,114,337	1,085,463
Restricted retained earnings	368,420	357,709	357,148	348,817	335,110
Total retained earnings	1,490,295	1,455,584	1,473,149	1,463,154	1,420,573
Accumulated other comprehensive loss	(24,067)	(128,471)	(248,237)	(186,972)	(215,797)
Total capital	3,061,087	2,845,628	3,491,241	3,145,312	3,236,427
Results of Operations
Net interest income after provision for credit losses	$62,261	$39,444	$31,035	$68,329	$56,326
Litigation settlements	—	98	—	29,358	3
Other income (loss), net	18,110	(16,275)	37,597	12,617	2,067
Other expense	20,858	20,146	22,341	34,137	22,671
AHP assessments	5,957	319	4,636	7,633	3,597
Net income	$53,556	$2,802	$41,655	$68,534	$32,128
Other Information
Dividends declared	$18,845	$24,094	$24,129	$25,953	$27,881
Dividend payout ratio	35.19%	859.89%	57.93%	37.87%	86.78%
Weighted-average dividend rate(4)	4.12	5.06	5.46	5.73	6.04
Return on average equity(5)	7.39	0.36	5.15	9.13	4.28
Return on average assets	0.50	0.02	0.27	0.50	0.24
Net interest margin(6)	0.54	0.31	0.20	0.50	0.43
Average equity to average assets	6.72	5.59	5.27	5.49	5.66
Total regulatory capital ratio(7)	6.87	6.46	5.44	6.00	6.09
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold. The allowance for credit losses relating to private-label MBS amounted to $124 thousand, $5.6 million, and $3.8 million as of September 30, 2020, June 30, 2020 and March 31, 2020, respectively.
(2)The allowance for credit losses for mortgage loans amounted to $4.6 million as of September 30, 2020, $4.6 million as of June 30, 2020, $3.5 million as of March 31, 2020, and $500 thousand for each of the periods ending December 31, 2019, and September 30, 2019, respectively.
(3)Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions.
(4)Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.
(5)Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss and total retained earnings.

(6)Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.
(7)Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Notes to Financial Statements — Note 11 — Capital.

RESULTS OF OPERATIONS

Third Quarter of 2020 Compared with Third Quarter of 2019

Net income increased to $53.6 million for the three months ended September 30, 2020, from $32.1 million for the same period in 2019. The reasons for the increase are discussed under — Executive Summary.

Net interest income after provision for credit losses for the three months ended September 30, 2020, was $62.3 million, compared with $56.3 million for the same period in 2019. The $5.9 million increase in net interest income after provision for credit losses was due to several factors, including the following: a $3.0 billion increase in the average balance of U.S. Treasury securities and the associated $15.8 million increase in interest income, a $5.3 million increase in prepayment fees on advances, and a $5.2 million reduction of the provision for credit losses relating to mortgage loans and private-label mortgage-backed securities primarily resulting from sales of private-label mortgage-backed securities. These positive factors more than offset lower returns from investing the Bank’s capital and short-term investments held for liquidity management purposes in an ultra-low interest rate environment, an $8.2 billion decrease in the average balance of advances and a $6.6 million decrease in accretion of significant improvement in projected cash flows resulting from sales of private-label mortgage-backed securities in the fourth quarter of 2019 and in 2020.

Net interest spread was 0.49 percent for the three months ended September 30, 2020, a 19 basis point increase from the same period in 2019, and net interest margin was 0.54 percent, an 11 basis point increase from 2019. The increase in net interest spread reflects a 115 basis point decrease in the average yield on earning assets and a 134 basis point decrease in the average yield on interest-bearing liabilities.

Net gains on derivatives and hedging activities for the three months ended September 30, 2020, totaled $1.6 million, compared with a net loss of $657 thousand for the same period in 2019. The $1.6 million net gains for the current quarter mainly consisted of $12.7 million unrealized gains from changes in fair value on economic hedges, partially offset by $11.0 million of accrued net payable interest settlements on these economic hedges, which provided an economic offset to the aforementioned interest income from U.S. Treasury securities recognized in net interest income after provision for credit losses.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, a period marked by extraordinary market volatility, fiscal and monetary policy interventions, and interest rate declines as investors reacted to a severe economic downturn in response to the COVID-19 pandemic, net income decreased to $98.0 million, from $122.2 million for the nine months ended September 30, 2019. The decrease in net income was primarily due to a decrease of $67.9 million in net interest income after provision for credit losses as well as an increase of $51.0 million in net losses on derivatives and hedging activities, partially offset by a $73.6 million gain on sale of investment securities.

Net interest income after provision for credit losses for the nine months ended September 30, 2020, was $132.7 million, compared with $200.6 million for the same period in 2019. The $67.9 million decrease in net interest income after provision for credit losses was due to several factors, including the following: lower returns from investing the Bank’s capital in a sharply reduced interest rate environment; accelerated net premium amortization on Agency MBS and mortgage loans held due to higher projected and actual mortgage refinancing activity; a $20.4 million decline in prepayment fees on advances; a substantial temporary compression of the Bank's net interest margin earned on overnight investments funded by short-term debt issued prior to FOMC's March rate cuts that we held for liquidity management purposes; and a $12.3 million decrease in accretion of significant improvement in projected cash flows resulting from sales of previously impaired private label mortgage-backed securities in the fourth quarter of 2019 and first quarter of this year.

Net interest spread was 0.26 percent for the nine months ended September 30, 2020, a nine basis point decrease from the same period in 2019, and net interest margin was 0.33 percent, a 16 basis point decrease from 2019. The decrease in net interest spread reflects a 116 basis point decrease in the average yield on earning assets and a 107 basis point decrease in the average yield on interest-bearing liabilities. The decreases in both net interest spread and net interest margin mainly reflect the negative impact of sharply lower interest rates on overnight investments funded by capital stock and short-term debt. In particular, the sharp and rapid drop in interest rates in March 2020 caused a substantial temporary compression of net interest margin the Bank earned on short-term debt we held for liquidity management purposes during the nine months ended September 30, 2020. This reduction in net interest income resulting from maintaining on-balance-sheet liquidity continued into May 2020 and has now resolved.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$23,558,516	$76,864	1.30%	$31,728,922	$204,840	2.56%
Interest-bearing deposits	903,625	271	0.12	1,250,354	7,014	2.23
Securities purchased under agreements to resell	1,092,391	239	0.09	4,922,283	28,121	2.27
Federal funds sold	1,166,043	275	0.09	1,510,793	8,603	2.26
Investment securities(2)	11,011,662	42,517	1.54	8,405,222	51,971	2.45
Mortgage loans(2)(3)	4,279,474	28,732	2.67	4,441,996	36,990	3.30
Total interest-earning assets	42,011,711	148,898	1.41	52,259,570	337,539	2.56
Other non-interest-earning assets	322,180			214,909
Fair-value adjustments on investment securities	568,842			97,521
Total assets	$42,902,733	$148,898	1.38%	$52,572,000	$337,539	2.55%
Liabilities and capital
Consolidated obligations
Discount notes	$14,079,541	$8,728	0.25%	$22,810,011	$126,465	2.20%
Bonds	24,565,107	82,962	1.34	25,865,100	152,814	2.34
Deposits	1,022,784	26	0.01	570,627	1,638	1.14
Mandatorily redeemable capital stock	6,135	58	3.76	17,107	248	5.75
Other borrowings	272	6	8.78	—	—	—
Total interest-bearing liabilities	39,673,839	91,780	0.92	49,262,845	281,165	2.26
Other non-interest-bearing liabilities	346,854			332,667
Total capital	2,882,040			2,976,488
Total liabilities and capital	$42,902,733	$91,780	0.85%	$52,572,000	$281,165	2.12%
Net interest income		$57,118			$56,374
Net interest spread			0.49%			0.30%
Net interest margin			0.54%			0.43%

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$30,269,846	$351,343	1.55%	$33,878,481	$707,323	2.79%
Interest-bearing deposits	1,230,896	5,625	0.61	914,428	16,082	2.35
Securities purchased under agreements to resell	2,293,985	14,813	0.86	5,801,264	104,192	2.40
Federal funds sold	3,068,960	17,416	0.76	2,574,674	46,158	2.40
Investment securities(2)	11,267,700	127,540	1.51	7,490,130	135,055	2.41
Mortgage loans(2)(3)	4,434,353	98,911	2.98	4,394,636	111,946	3.41
Other earning assets	5,475	47	1.15	824	15	2.43
Total interest-earning assets	52,571,215	615,695	1.56%	55,054,437	1,120,771	2.72%
Other non-interest-earning assets	307,851			255,398
Fair-value adjustments on investment securities	414,967			10,573
Total assets	$53,294,033	$615,695	1.54%	$55,320,408	$1,120,771	2.71%
Liabilities and capital
Consolidated obligations
Discount notes	$24,134,196	$183,792	1.02%	$25,704,322	$455,657	2.37%
Bonds	24,863,963	300,765	1.62	25,568,810	458,346	2.40
Deposits	883,712	891	0.13	521,474	5,252	1.35
Mandatorily redeemable capital stock	6,085	196	4.30	18,110	814	6.01
Other borrowings	18,251	235	1.72	1,459	27	2.47
Total interest-bearing liabilities	49,906,207	485,879	1.30%	51,814,175	920,096	2.37%
Other non-interest-bearing liabilities	313,189			456,512
Total capital	3,074,637			3,049,721
Total liabilities and capital	$53,294,033	$485,879	1.22%	$55,320,408	$920,096	2.22%
Net interest income		$129,816			$200,675
Net interest spread			0.26%			0.35%
Net interest margin			0.33%			0.49%
_________________________
(1)    Amounts are annualized.
(2)    The average balances are reflected at amortized cost.
(3)    Non-accrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2020 and 2019. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended September 30, 2020 vs. 2019			For the Nine Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(43,815)	$(84,161)	$(127,976)	$(68,869)	$(287,111)	$(355,980)
Interest-bearing deposits	(1,528)	(5,215)	(6,743)	4,253	(14,710)	(10,457)
Securities purchased under agreements to resell	(12,470)	(15,412)	(27,882)	(43,401)	(45,978)	(89,379)
Federal funds sold	(1,601)	(6,727)	(8,328)	7,533	(36,275)	(28,742)
Investment securities	13,379	(22,833)	(9,454)	53,526	(61,041)	(7,515)
Mortgage loans	(1,312)	(6,946)	(8,258)	1,003	(14,038)	(13,035)
Other earning assets	—	—	—	44	(12)	32
Total interest income	(47,347)	(141,294)	(188,641)	(45,911)	(459,165)	(505,076)
Interest expense
Consolidated obligations
Discount notes	(35,457)	(82,280)	(117,737)	(26,298)	(245,567)	(271,865)
Bonds	(7,335)	(62,517)	(69,852)	(12,314)	(145,267)	(157,581)
Deposits	726	(2,338)	(1,612)	2,218	(6,579)	(4,361)
Mandatorily redeemable capital stock	(123)	(67)	(190)	(433)	(185)	(618)
Other borrowings	6	—	6	219	(11)	208
Total interest expense	(42,183)	(147,202)	(189,385)	(36,608)	(397,609)	(434,217)
Change in net interest income	$(5,164)	$5,908	$744	$(9,303)	$(61,556)	$(70,859)

Average Balance of Advances Outstanding

The average balance of total advances decreased $3.6 billion, or 10.7 percent, for the nine months ended September 30, 2020, compared with the same period in 2019. We cannot predict whether this trend will continue, though it is likely that advances balances will remain for some time at a level that is significantly lower than that of the past several years, or could decline further.

For the nine months ended September 30, 2020 and 2019, net prepayment fees on advances were $10.6 million and $31.1 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances in the 2019 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $2.7 billion, or 29.0 percent, for the nine months ended September 30, 2020, compared with the same period in 2019. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the sharp decrease in the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold decreased from 2.40 percent during the nine months ended September 30, 2019 to 0.76 percent during the nine months ended September 30, 2020, while average yields on securities purchased under agreements to resell decreased from 2.40 percent for the nine months ended September 30, 2019 to 0.86 percent for the nine months ended September 30, 2020. These investments are used for liquidity management.

Average investment-securities balances increased $3.8 billion, or 50.4 percent for the nine months ended September 30, 2020, compared with the same period in 2019, an increase consisting primarily of a $3.5 billion increase in U.S. Treasury obligations and a $310.1 million increase in MBS.

Average Balance of COs

Average CO balances decreased $2.3 billion, or 4.4 percent, for the nine months ended September 30, 2020, compared with the same period in 2019, principally due to the decrease in our average advances balances. This overall decrease consisted of declines of $1.6 billion in CO discount notes and $704.8 million in CO bonds.

The average balance of CO discount notes represented approximately 49.3 percent of total average COs during the nine months ended September 30, 2020, compared with 50.1 percent of total average COs during the nine months ended September 30, 2019. The average balance of CO bonds represented 50.7 percent and 49.9 percent of total average COs outstanding during the nine months ended September 30, 2020 and 2019, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are documented and qualify as hedges of advances, investments, and debt instruments. The fair value gains and losses of derivatives and hedged items designated in fair-value hedge relationships are also recognized as interest income or interest expense. Net interest settlements and changes in fair value on derivatives that are not in qualifying fair-value hedging relationships are reported in net gains (losses) on derivatives and hedging activities in other income. We enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and to achieve our risk-management objectives. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin, as well as other income, should be viewed in the overall context of our risk-management strategy.

Table 5 below provides a summary of the impact of derivatives and hedging activities on our earnings, excluding derivatives that are economically hedging trading securities and not designated in qualifying fair-value hedge relationships. Table 6 below provides a summary of the impact on our earnings from economically hedged trading securities and the associated derivatives.

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended September 30, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(383)	$—	$(521)	$(984)	$(1,888)
Gains (losses) on designated fair-value hedges	451	1,961	—	(285)	2,127
Net interest settlements on derivatives(2)	(18,663)	(20,361)	—	7,625	(31,399)
Total net interest income	(18,595)	(18,400)	(521)	6,356	(31,160)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on derivatives not receiving hedge accounting	(723)	—	—	—	(723)
Mortgage delivery commitments	—	—	409	—	409
Net (losses) gains on derivatives and hedging activities	(723)	—	409	—	(314)

Total net effect of derivatives and hedging activities	$(19,318)	$(18,400)	$(112)	$6,356	$(31,474)

	For the Three Months Ended September 30, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(562)	$—	$(155)	$(880)	$(1,597)
Gains (losses) on designated fair-value hedges	280	(772)	—	434	(58)
Net interest settlements on derivatives(2)	8,304	(4,856)	—	(2,706)	742
Total net interest income	8,022	(5,628)	(155)	(3,152)	(913)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(29)	(1)	—	—	(30)
Mortgage delivery commitments	—	—	375	—	375
Net (losses) gains on derivatives and hedging activities	(29)	(1)	375	—	345

Total net effect of derivatives and hedging activities	$7,993	$(5,629)	$220	$(3,152)	$(568)

	For the Nine Months Ended September 30, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,213)	$—	$(1,301)	$(2,819)	$(5,333)
Losses on designated fair-value hedges	(866)	(6,627)	—	(1,662)	(9,155)
Net interest settlements on derivatives(2)	(35,971)	(49,918)	—	17,621	(68,268)
Total net interest income	(38,050)	(56,545)	(1,301)	13,140	(82,756)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(787)	—	—	—	(787)
Mortgage delivery commitments	—	—	979	—	979
Net (losses) gains on derivatives and hedging activities	(787)	—	979	—	192

Total net effect of derivatives and hedging activities	$(38,837)	$(56,545)	$(322)	$13,140	$(82,564)

	For the Nine Months Ended September 30, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,612)	$—	$(419)	$(1,503)	$(3,534)
Gains (losses) on designated fair-value hedges	1,080	(3,537)	—	(904)	(3,361)
Net interest settlements on derivatives(2)	37,057	(16,406)	—	(18,074)	2,577
Total net interest income	36,525	(19,943)	(419)	(20,481)	(4,318)

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(87)	(44)	—	—	(131)
Mortgage delivery commitments	—	—	1,445	—	1,445
Net (losses) gains on derivatives and hedging activities	(87)	(44)	1,445	—	1,314

Total net effect of derivatives and hedging activities	$36,438	$(19,987)	$1,026	$(20,481)	$(3,004)
_____________________
(1)    Represents the amortization/accretion of fair-value hedge basis adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive loss.
(2)    Represents interest income/expense on derivatives included in net interest income.

Economically Hedged Trading Securities

We maintain a portfolio of economically hedged trading securities consisting of U.S Treasury obligations, which totaled $4.1 billion at September 30, 2020. Because these securities are not designated in qualifying fair-value hedge relationships, the income statement impacts of the economic hedge relationships appear within multiple line items of our income statement. The following table presents the net impact to our earnings arising from these economically hedged trading securities.

Table 6 - Economically Hedged Trading Securities (1)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Net interest settlements on trading securities	$23,162	$7,366	$62,165	$8,562

Net unrealized (losses) gains on trading securities	(19,656)	(69)	7,955	1,582

Net gains (losses) on derivatives and hedging activities
Net interest settlements on derivatives	(11,038)	1,540	(25,280)	1,890
Change in fair value of derivatives	12,962	(2,554)	(27,104)	(4,290)
Price alignment interest(2)	14	12	97	15
Total net impact of economically hedged trading securities	$5,444	$6,295	$17,833	$7,759
_____________________
(1)    Includes only trading securities that are economically hedged with an associated derivative.
(2)    Represents the amount for derivatives for which variation margin is characterized as a daily settlement amount.

FINANCIAL CONDITION

Advances

At September 30, 2020, the advances portfolio totaled $27.0 billion, a decrease of $7.6 billion compared with $34.6 billion at December 31, 2019. Advances increased during the month of March, as members sought on-balance-sheet liquidity as a result of market volatility and projected additional loan demand. During the second and third quarters, however, demand for advances declined, as member deposit levels increased significantly.

Table 7 - Advances Outstanding by Product Type
(dollars in thousands)

	September 30, 2020		December 31, 2019
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$11,298,909	42.1%	$12,428,285	35.9%
Short-term	11,037,107	41.2	12,126,389	35.1
Putable	1,900,425	7.1	1,349,500	3.9
Amortizing	761,005	2.8	783,400	2.3
Overnight	371,710	1.4	1,409,017	4.1
All other fixed-rate advances	10,000	—	10,000	—
	25,379,156	94.6	28,106,591	81.3

Variable-rate advances
Simple variable (1)	1,366,095	5.1	6,379,495	18.4
All other variable-rate indexed advances	65,700	0.3	63,801	0.2
Putable	10,000	—	34,000	0.1
	1,441,795	5.4	6,477,296	18.7
Total par value	$26,820,951	100.0%	$34,583,887	100.0%
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

We assign each non-insurance company borrower to one of the following three credit status categories based on our assessment of the borrower's overall financial condition and other factors:

•Category-1: members that are generally in satisfactory financial condition;
•Category-2: members that show financial weakness or weakening financial trends in key financial indices and/or regulatory findings; and
•Category-3: members with financial weaknesses that present an elevated level of concern.

We monitor the financial condition of our insurance company members quarterly. We lend to them based on our assessment of their financial condition and their pledge of sufficient amounts of eligible collateral.

Table 8 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	September 30, 2020
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	228	$21,541,300	$111,537,870	517.8%
Category-2	12	318,721	776,011	243.5
Category-3	15	401,946	536,934	133.6
Insurance companies	24	4,558,984	6,267,634	137.5
Total	279	$26,820,951	$119,118,449	444.1%

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

The Bank may adjust the credit status category of a member from time to time based on the financial reviews and other circumstances of the member. The Bank requires Category-3 members (as well as all non-depository members) to deliver collateral to the Bank or its custodian, and all securities collateral is delivered, regardless of category.

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

We have not recorded any allowance for credit losses on advances at September 30, 2020, and December 31, 2019, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 5 — Advances.

Table 9 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	September 30, 2020
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$5,000,000	18.6%	0.50%
Massachusetts Mutual Life Insurance Company	1,680,000	6.3	1.90
Metropolitan Property & Casualty Insurance Company	800,000	3.0	0.41
Voya Retirement Insurance and Annuity Company	795,000	3.0	0.56
Washington Trust Company	713,868	2.6	1.44
Total of top five advance-borrowing institutions	$8,988,868	33.5%

	December 31, 2019
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$5,005,773	14.5%	2.01%
People's United Bank, N.A.	3,111,088	9.0	1.79
Webster Bank, N.A.	1,948,476	5.6	1.87
Washington Trust Company	1,141,464	3.3	2.17
Massachusetts Mutual Life Insurance Company	1,100,000	3.2	2.51
Total of top five advance-borrowing institutions	$12,306,801	35.6%

_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2020, investment securities and short-term money-market instruments totaled $13.3 billion, a decrease from $16.1 billion at December 31, 2019.

Short-term money-market investments decreased $3.3 billion to $2.3 billion at September 30, 2020, compared with December 31, 2019. The decrease was attributable to declines of $1.8 billion in securities purchased under agreements to resell, $954.7 million in interest bearing deposits and $572.0 million in federal funds sold.

Investment securities increased $477.9 million to $11.0 billion at September 30, 2020, compared with December 31, 2019. This was attributable to an increase of $1.9 billion in U.S. Treasury obligations offset by a $1.4 billion decrease in MBS.

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

In addition to these unsecured investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury and agency obligations, with current terms to maturity up to 35 days and in MBS and HFA securities that are directly or indirectly supported by underlying mortgage loans.

We actively monitor our investment credit exposures and the credit quality of our counterparties, including assessments of each counterparty's financial performance, capital adequacy, sovereign support, and collateral quality and performance, as well as related market signals such as securities prices and credit default swap spreads. We may reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities.

Table 10 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	September 30, 2020
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$149	$299,015	$—	$—	$—
Securities purchased under agreements to resell	—	—	1,750,000	—	—	—
Federal funds sold	—	—	288,000	—	—	—
Total money-market instruments	—	149	2,337,015	—	—	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	4,116,414	—	—	—	—
Corporate bonds	—	—	—	—	—	5,432
U.S. government-owned corporations	—	327,868	—	—	—	—
GSE	—	137,040	—	—	—	—
Supranational institutions	434,702	—	—	—	—	—
HFA securities	45,957	44,833	3,952	31,006	—	—
Total non-MBS	480,659	4,626,155	3,952	31,006	—	5,432

MBS:
U.S. government guaranteed - single-family	—	48,325	—	—	—	—
U.S. government guaranteed - multifamily	—	86,501	—	—	—	—
GSE – single-family	—	1,983,867	—	—	—	—
GSE – multifamily	—	3,719,614	—	—	—	—
Private-label	—	—	—	—	21,023	1,755
Total MBS	—	5,838,307	—	—	21,023	1,755

Total investment securities	480,659	10,464,462	3,952	31,006	21,023	7,187

Total investments	$480,659	$10,464,611	$2,340,967	$31,006	$21,023	$7,187
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2020. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 11 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	September 30, 2020	December 31, 2019
Federal funds sold	$288,000	$860,000
Interest bearing deposits	299,164	1,253,873
Supranational institutions	434,702	416,429
U.S. government-owned corporations	327,868	296,761
GSEs	137,040	123,786

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2019 Annual Report.

As of September 30, 2020, our mortgage loan investment portfolio totaled $4.2 billion, a decrease of $341.2 million from December 31, 2019. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. In addition, prepayment activity in the quarter ended September 30, 2020 has been elevated and has outpaced our purchases of mortgage loans; accordingly, we expect mortgage loan portfolio balances to decline over the remainder of the year.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions, when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2019 Annual Report. For information on the credit performance of our mortgage loan portfolio as of September 30, 2020, see Item I — Financial Statements — Note 6 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 12.

Table 12 - Mortgage Loans Concentrations by State

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2020	December 31, 2019

Massachusetts	62%	60%
Maine	10	10
Connecticut	8	9
All others	20	21
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 13 - Delinquent Mortgage Loans
(dollars in thousands)

	September 30, 2020	December 31, 2019
Total par value of government loans past due 90 days or more and still accruing interest	$18,631	$5,381
Nonaccrual loans, par value	77,035	11,414
Troubled debt restructurings (not included above)	4,838	5,887

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of September 30, 2020, we were the beneficiary of PMI coverage of $122.7 million on $471.0 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

At September 30, 2020, and December 31, 2019, deposits totaled $1.2 billion and $674.3 million, respectively. As of December 31, 2019 we had $800 thousand of term deposits greater than $100,000 with a maturity of three months or less and a weighted average rate of 1.82 percent. There were no term deposits at September 30, 2020.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $182.1 million and $159.7 million as of September 30, 2020, and December 31, 2019, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $20.9 million and $10.3 million as of September 30, 2020, and December 31, 2019, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2020, and December 31, 2019. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 14 - Hedged Item and Hedging Derivatives
(dollars in thousands)

			September 30, 2020		December 31, 2019
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,380,123	$(23,806)	$5,065,193	$(4,003)
	Swaps	Economic	649,800	(48,723)	677,300	(30,080)
Total associated with advances			6,029,923	(72,529)	5,742,493	(34,083)
Available-for-sale securities	Swaps	Fair value	3,735,362	35,716	3,735,362	17,946
Trading securities	Swaps	Economic	4,050,000	20,487	2,225,000	(885)
COs	Swaps	Fair value	1,881,210	(5,127)	3,327,550	(7,053)
	Forward starting swaps	Cash Flow	17,000	12	17,000	19
Total associated with COs			1,898,210	(5,115)	3,344,550	(7,034)
Total			15,713,495	(21,441)	15,047,405	(24,056)
Mortgage delivery commitments			51,830	59	49,911	227
Total derivatives			$15,765,325	(21,382)	$15,097,316	(23,829)
Accrued interest				(56,961)		(4,647)
Cash collateral, including related accrued interest				239,531		177,936
Net derivatives				$161,188		$149,460

Derivative asset				$182,078		$159,731
Derivative liability				(20,890)		(10,271)
Net derivatives				$161,188		$149,460
 _______________________
(1)    As of September 30, 2020, and December 31, 2019, embedded derivatives separated from the advance contract with notional amounts of $649.8 million and $677.3 million, respectively, and fair values of $48.6 million and $30.0 million, respectively, are not included in the table.
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

Tables 15 and 16 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $7.3 billion, representing 46.1 percent of all derivatives outstanding as of September 30, 2020. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 15 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity
(dollars in thousands)

	September 30, 2020
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,926,813	$(7,048)	$1,926,813	$7,013	1.41%	0.15%	0.99%	0.57%
Due after one year through two years	1,230,475	(24,955)	1,230,475	24,724	2.04	0.18	1.58	0.64
Due after two years through three years	441,300	(17,070)	441,300	16,918	2.16	0.21	1.71	0.66
Due after three years through four years	332,500	(17,625)	332,500	17,329	2.10	0.10	1.50	0.70
Due after four years through five years	1,069,425	(27,828)	1,069,425	27,396	1.40	0.09	0.67	0.82
Thereafter	379,610	(21,347)	379,610	20,829	1.92	0.14	1.14	0.92
Total	$5,380,123	$(115,873)	$5,380,123	$114,209	1.69%	0.15%	1.16%	0.68%
_______________________
(1)    Not included in the fair value is $92.1 million of variation margin paid for daily settled contracts.
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
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2020.

Table 16 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity
(dollars in thousands)

	September 30, 2020
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$769,990	$4,096	$769,990	$(3,944)	1.88%	1.85%	0.12%	0.15%
Due after one year through two years	492,220	11,616	492,220	(11,611)	2.10	2.11	0.15	0.14
Due after two years through three years	100,000	2,459	100,000	(2,358)	1.66	1.50	0.09	0.25
Due after three years through four years	50,000	552	50,000	(552)	1.83	1.83	0.19	0.19
Due after four years through five years	269,000	1,403	269,000	(1,403)	1.01	0.89	0.11	0.23
Thereafter	200,000	17,760	200,000	(19,084)	3.50	1.31	0.09	2.28
Total	$1,881,210	$37,886	$1,881,210	$(38,952)	1.97%	1.71%	0.12%	0.38%
_______________________
(1)    Not included in the fair value is $43.0 million of variation margin received for daily settled contracts.
(2)    Included in the CO bonds hedged amount are $240.0 million of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.
(3)     The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2020.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in Table 17 below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty.

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

Table 17 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	September 30, 2020
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$84,000	$—	$—	$—	$—
Cleared derivatives	13,319,470	5,777	175,366	—	181,143

Liability positions with credit exposure:
Uncleared derivatives
Single-A	2,020,350	(76,631)	56,954	22,296	2,619
Total derivative positions with nonmember counterparties to which we had credit exposure	15,423,820	(70,854)	232,320	22,296	183,762

Mortgage delivery commitments (2)	51,830	87	—	—	87
Total	$15,475,650	$(70,767)	$232,320	$22,296	$183,849

Derivative positions without credit exposure: (3)
Single-A	$279,675
Triple-B	10,000
Total derivative positions without credit exposure	$289,675
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

Certain of our investment securities and derivatives are indexed to LIBOR with exposure extending beyond December 31, 2021. We are currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, with SOFR as the dominant replacement. As a result, we have developed a LIBOR transition plan, which addresses considerations such as LIBOR exposure, contract “fallback” language (which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement), operational preparedness, and balance sheet management, as well as contingencies for the potential unavailability of the index prior to December 31, 2021.

In assessing our current exposure to LIBOR, we have developed an inventory of financial instruments impacted and identified contracts that may require adding or adjusting the fallback language, the provisions in the financial instrument or contract that specify how LIBOR is to be replaced with an alternative reference rate and related provisions, which may identify the replacement rate. We have added or adjusted fallback language to our advances agreements with members, and the FHLBank System has added fallback language to consolidated obligations. We monitor market-wide efforts to address fallbacks related to LIBOR-based derivatives and investment securities as well as fallback language for other financial instruments. We continue to assess our operational readiness, including updating processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

The Bank participated in the FHLBank System’s first issuance of SOFR-indexed COs in November 2018, and we have continued to participate in SOFR-indexed CO issuances as our funding needs required. Market activity in SOFR-indexed financial instruments continues to increase. During the nine months ended September 30, 2020, we issued $6.6 billion in SOFR-indexed COs. In October 2019, the Bank began to offer a SOFR-based advance. During the nine months ended September 30, 2020, we issued $121.0 million in SOFR-indexed advances.

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

On March 25, 2020, addressing the impacts of the coronavirus on firms' LIBOR transition plans, the FCA released a statement confirming that firms should not rely on LIBOR being published after the end of 2021 and that that date should remain the target date for replacement of LIBOR.

On October 16, 2020, the clearing houses CME and LCH transitioned the rate for discounting all US Dollar interest rate cleared swaps from the Effective Fed Funds Rate to SOFR. On October 21, 2020, we adhered to the ISDA 2020 IBOR Fallbacks Protocol, a multilateral mechanism that, effective January 25, 2021, will amend our legacy bilateral, over-the-counter LIBOR-based interest rate swaps to substitute SOFR for LIBOR as the benchmark rate following the cessation of LIBOR or if LIBOR is declared by the FCA to be no longer representative of the underlying market and economic reality that it is intended to measure. See Legislative and Regulatory Developments for additional information.

We have exposures to advances, investment securities and derivatives with interest rates indexed to LIBOR. Table 18 presents our exposure to LIBOR-indexed advances and investment securities, and Table 20 presents our exposure to LIBOR-indexed derivatives, at September 30, 2020.

Table 18 - LIBOR-Indexed Variable Rate Financial Instruments at September 30, 2020
(dollars in thousands)

	Due Prior to December 31, 2021	Due After December 31, 2021
Advances, par amount by redemption term(1)	$182,600	$—
Investment securities, par amount by contractual maturity
Non-MBS	3,090	70,352
MBS(2)	7,528	1,174,379
Total investment securities	10,618	1,244,731
Total financial instruments	$193,218	$1,244,731
_______________________
(1)For advances that have a conversion from a floating rate indexed to LIBOR to a fixed rate, the LIBOR exposure is considered to be due by the date which the financial instrument converts to a fixed rate.
(2)Contractual maturity will likely differ from the expected maturity because borrowers of the underlying loans or securities are subject to a call right or prepayment right, with or without call or prepayment fees.

The following table presents our variable-rate advances, investment securities, and consolidated bonds by interest-rate index at September 30, 2020.

Table 19 - Variable-Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS Investments	Par Value of MBS	Par Value of CO Bonds
LIBOR	$182,600	$73,442	$1,181,907	$—
SOFR	7,000	—	—	8,545,000
FHLBank discount note auction rate	1,252,195	—	—	—
Constant Maturity Treasury	—	—	65,502	—
Other	—	—	154	—
Total	$1,441,795	$73,442	$1,247,563	$8,545,000

The following table presents our derivatives with LIBOR exposure at September 30, 2020.

Table 20 - Notional Amount of Derivatives with LIBOR Exposure by Termination Date
(dollars in thousands)

	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2020	$268,220	$—	$296,500	$13,500
Terminates in 2021	186,770	240,000	886,203	107,600
Terminates in 2022 and thereafter	137,220	15,000	151,575	1,193,500
Total notional amount	$592,210	$255,000	$1,334,278	$1,314,600

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Part I — Item 1 — Business — Consolidated Obligations of the 2019 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing —

Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described below under — Capital, as well as by applicable legal and regulatory requirements.

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

During the nine months ended September 30, 2020, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. As we entered March 2020, markets were disrupted by uncertainty surrounding the COVID-19 pandemic, spurring two FOMC actions to reduce the federal funds target rate by a total of 150 basis points. Our short-term funding was generally driven by increased member demand for advances and was achieved primarily through the issuance of discount notes and short-term CO bonds. We maintained liquidity through short-term investments in compliance with guidance from the FHFA. Maintaining liquidity on our balance sheet, however, can expose us to additional interest-rate risk, which could reduce net interest income when interest rates decline, as was the case during the nine months ended September 30, 2020.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2020.

For information and discussion of our guarantees and other commitments we may have, see below — Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations, and for further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations below.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the nine months ended September 30, 2020.

Table 21 - Projected Net Cash Flow
(dollars in thousands)

September 30, 2020
21 Days
Uses of funds
Interest payable	$35,896
Maturing liabilities	10,472,966
Committed asset settlements	2,646
Capital outflow	94,806
MPF delivery commitments	51,830
Gross uses of funds	10,658,144

Sources of funds
Interest receivable	55,188
Maturing or projected amortization of assets	10,711,225
Committed liability settlements	1,670,311
Cash and due from banks and interest bearing deposits	506,341
Other	9,551
Gross sources of funds	12,952,616

Projected net cash flow	$2,294,472

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

We were in compliance with these additional liquidity requirements at all times during the nine months ended September 30, 2020.

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

Table 22 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average September 30, 2020	Three-Month Average December 31, 2019
3-month Funding Gap (2)	15%	13%	(0.9)%	10.8%
1-year Funding Gap	30%	25%	9.5%	12.2%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period. Compliance with Limits and Management Action Triggers are evaluated against the rolling three-month average of the month-end funding gaps.
(2)    The reduction in the three-month average of the three-month funding gap between December 31, 2019 and September 30, 2020, is primarily due to the period over period reduction in floating-rate advances which have a contractual maturity beyond three months however are funded at three months or less to match the borrower’s option to prepay on the reset date.

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

Debt Financing — Consolidated Obligations

At September 30, 2020, and December 31, 2019, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $40.5 billion and $51.6 billion, respectively. CO bonds outstanding for which we are primarily liable at September 30, 2020, and December 31, 2019, include issued callable bonds totaling $1.9 billion and $2.9 billion, respectively.

CO discount notes comprised 40.8 percent and 53.7 percent of the outstanding COs for which we are primarily liable at September 30, 2020, and December 31, 2019, respectively, but accounted for 88.5 percent and 92.9 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2020 and 2019, respectively.

Overall, we continued to experience demand for COs among investors. We continued to issue SOFR-indexed COs as our funding needs required. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. For most of the period covered by this report, COs were issued at yields that were very competitive versus US Treasuries. COs continue to be issued at yields that are at or lower than LIBOR for short-term maturities, although the relevance of LIBOR in relation to COs is waning.

The Federal Reserve’s recent signaling that low interest rates would last for several years and continued repurchase agreement offerings, purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, as well as the previous establishment of liquidity facilities, are potentially important factors that could continue to shape investor demand for debt, including COs. Moreover, expected increases in U.S. Treasury security issuance in response to higher fiscal deficits following fiscal stimulus programs underlying the CARES Act and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at September 30, 2020, and December 31, 2019, was $3.1 billion.

Capital stock decreased by $274.3 million during the nine months ended September 30, 2020, resulting from capital stock repurchases of $2.3 billion offset by the issuance of $2.0 billion of capital stock to support new advances borrowings by members.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2020, as discussed in Item 1 — Notes to Financial Statements — Note 11 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership, provided that in so doing, we remain in compliance with all regulatory minimum capital requirements and the member remains in compliance with all applicable minimum stock investment requirements. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. For additional information on the redemption of our capital stock, see Part I — Item 1 — Business — Capital Resources — Redemption of Excess Stock and Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2019 Annual Report.

Table 23 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	September 30, 2020	December 31, 2019
Past redemption date (1)	$5,558	$5,663
Due in one year or less	—	—
Due after one year through two years	92	—
Due after two years through three years	30	93
Due after three years through four years	10	40
Due after four years through five years	435	—
Thereafter (2)	10	10
Total	$6,135	$5,806
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

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 25, 2020, the Director of the FHFA notified us that, based on June 30, 2020 financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2020, this internal minimum capital requirement equaled $2.3 billion, which was satisfied by our actual regulatory capital of $3.1 billion.

Minimum Retained Earnings Target

At September 30, 2020, we had total retained earnings of $1.5 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and, over the long term, expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 24 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2020	$419,319	$1,086,848	$1,506,188	$1,600,994	$94,806
December 31, 2019	406,397	1,388,804	1,795,223	1,874,936	79,713
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

As discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2019 Annual Report, we currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

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

As of September 30, 2020, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant legislative and regulatory actions and related developments for the period covered by this report below.

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), launched the Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol will take effect on January 25, 2021.On that date, all legacy bilateral derivatives transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBORs, including U.S. Dollar LIBOR, will be amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both an FHLBank and its relevant counterparty must have adhered to the Protocol in order to effectively amend legacy derivative contracts; otherwise the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Protocol will remain open for adherence after this effective date. As of January 25, 2021, new and future derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the FHFA issued a Supervisory Letter to the FHLBanks that requires each FHLBank to adhere to the Protocol no later than December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020. We adhered to the Protocol on October 21, 2020, and all of our bilateral derivatives counterparties with which we have outstanding transactions have adhered also. We do not expect this letter to have a material effect on our financial condition or results of operations.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the Federal Housing Finance Agency (Finance Agency) (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules) which, among other changes: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate; and (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the Commodity Futures Trading Commission (CFTC) published a final rule to amend the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) which extends the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extends the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

On September 22, 2020, the CFTC issued a proposed rule to amend the CFTC Margin Rules which would permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for initial and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000. Separately, on September 23, 2020, the CFTC issued a proposed rule to address concerns by covered entities related to determining IM compliance across different regulators and jurisdictions. The CFTC’s proposed rule would, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the existing requirement which requires the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. The proposed change aligns with the recommendation of the Basel Committee on Banking Supervision and the Board of the International Organization of Securities Commission.

We do not expect these final or proposed rules, if adopted as proposed, to have a material effect on our financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On July 1, 2020, Congress approved an extension of the Paycheck Protection Program until August 8, 2020. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions began to expire in July 2020, but some have been extended by regulatory action, including:

•Additional federal unemployment funds expired July 31, 2020;
•Statutory eviction freeze for federally-backed properties expired July 25, 2020; and
•Foreclosure moratorium on federally-backed properties and on evictions was extended by the Finance Agency on August 27, 2020 to until “at least” December 31, 2020.

Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of the CARES Act on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPF program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the President, through executive orders, governmental agencies, including the Securities and Exchange Commission, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at September 30, 2020, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $11.7 billion, compared with $13.4 billion at December 31, 2019);
•the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at September 30, 2020, and December 31, 2019 fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.7 billion and $1.6 billion, respectively);
•the issuance of CO bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $1.9 billion, or 7.9 percent of our total outstanding CO bonds at September 30, 2020, compared with $3.3 billion, or 14.0 percent of total outstanding CO bonds, at December 31, 2019);
•the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $6.0 billion, or 22.5 percent of our total outstanding advances at September 30, 2020, compared with $5.7 billion, or 16.6 percent of total outstanding advances, at December 31, 2019);
•the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $3.7 billion, or 62.6 percent of our total outstanding available-for-sale securities at September 30, 2020, compared with $3.7 billion, or 52.4 percent of total outstanding available-for-sale securities, at December 31, 2019);
•contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and
•the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at both September 30, 2020, and December 31, 2019 forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $17.0 million).

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

MVE and in particular, the ratio of MVE to the book value of equity (BVE), is a measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, these valuations may not be fully representative of future realized prices. Valuations are based on market curves and prices of individual assets, liabilities, and derivatives, and therefore embed elements of option, credit, and liquidity risk which may not be representative of future net income to be earned from the spread between asset yields and funding costs. Further, MVE does not consider future new business activities, or income or expense derived from sources other than financial assets or liabilities. For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive loss.

We measure our exposure to market and interest-rate risk using several metrics, including:

•the ratio of MVE to BVE;
•the ratio of MVE to the par value of our Class B Stock (Par Stock), which we refer to as the MVE to Par Stock ratio;
•the ratio of MVE to the market value of assets, which we refer to as the economic capital ratio;
•VaR, which measures the potential change in our MVE, based on a set of stress scenarios (VaR Stress Scenarios) using historically based interest-rate, volatility and Option Adjusted Spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the 5 worst scenarios. See additional information below for a description of a change in our VaR methodology that we implemented on January 1, 2020;
•duration of equity, which is calculated as the estimated percentage change to MVE for a 100 basis point parallel shift in rates;
•MVE sensitivity, which is the estimated percent change in MVE in various shocked interest rate scenarios versus base case MVE;
•the duration gap of our assets and liabilities, which is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities are matched; and
•the use of an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and basis changes to our funding curve and LIBOR.

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

Table 25 - Interest-Rate / Market-Rate Risk Metrics

Interest/Market-Rate Risk Metric	September 30, 2020	December 31, 2019	Target, Limit or Management Action Trigger
MVE	$2.9 billion	$3.3 billion	None
MVE/BVE	96%	103%	None
MVE/Par Stock	183%	173%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	6.4%	5.7%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$145.4 million	$207.4 million	Maintain below $350.0 million (management action trigger)
Duration of Equity (1)(2)	+5.28 years	+1.08 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)(3)
Down 200 basis point parallel rate shock	6.5%	4.9%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(4.8)%	(4.8)%
Duration Gap (1)(4)	+4.08 months	+0.74 months	None
_______________________
(1)    Metrics are calculated in accordance with guidance from the FHFA, which requires that we floor interest rates at zero percent. For purposes of measuring against the management action triggers and limits, management considers an alternative methodology which does not constrain interest rates to a floor of zero percent.
(2)    Using the methodology which does not constrain interest rates to a floor of zero percent, duration of equity is +0.39 years as of September 30, 2020, and +1.09 years as of December 31, 2019.

(3)    Using the methodology which does not constrain interest rates to a floor of zero percent. MVE sensitivity in a down 200 basis point parallel rate shock is (1.3) percent as of September 30, 2020, and (1.7) percent as of December 31, 2019, and MVE sensitivity in an up 200 basis point parallel rate shock is (4.4) percent as of September 30, 2020, and (4.7) percent as of December 31, 2019.
(4)    Using the methodology which does not constrain interest rates to a floor of zero percent, duration gap is +0.30 months as of September 30, 2020, and +0.75 months as of December 31, 2019.

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

Under the guidance, the interest rate and market price scenarios that we incorporate into our internal market risk model are satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in the guidance; (3) the scenarios encompass shocks to interest rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to option-adjusted spreads. Our VaR model results reported as of September 30, 2020 satisfy all of these requirements by utilizing interest rate, volatility and option-adjusted spread shocks provided by the FHFA.

Our VaR results as of December 31, 2019, were prepared utilizing the proportional shock methodology, which measured the change in our MVE to a 99th percent confidence interval, based on a set of VaR Stress Scenarios using historical interest-rate and volatility movements observed over six-month intervals starting at the most recent month-end and going back monthly to 1992. The proportional shock method used for VaR results as of December 31, 2019, which is described above, used different historical data sets from the VaR measurement method we used as of September 30, 2020. In addition, as defined, the proportional shock methodology did not incorporate shocks to OAS for assets backed by mortgage loans, which are used in the current method as required by the new guidance. Finally, also as distinguished from the proportional shock methodology where VaR was reported at the 99th percent confidence interval, VaR as measured as of September 30, 2020, is reported as the average of the five worst scenarios.

The table below presents the VaR estimate as of September 30, 2020, and December 31, 2019, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. The VaR estimate for December 31, 2019, is presented in the table below for both the previously reported VaR estimate based on the proportional shock methodology as well as the pro forma VaR estimate using the updated VaR methodology described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 26 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2020		December 31, 2019 Pro Forma (1)		December 31, 2019 As Previously Reported
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	1.10%	$32.4	3.75%	$122.1	(0.13)%	$(4.1)
75%	2.40	70.5	4.65	151.1	0.30	9.8
95%	3.68	108.1	6.20	201.4	1.47	47.9
99%	4.85	142.3	7.47	242.9	6.38	207.4

Average of five worst scenarios	4.96	145.4	7.50	243.9
_______________________
(1)    The pro forma VaR estimate for December 31, 2019, is based on the updated VaR methodology that was implemented on January 1, 2020, in accordance with FHFA guidance.

(2)    Loss exposure is expressed as a percentage of base MVE.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. The changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in interest rates and do not reflect potential impacts of credit events, including, but not limited to, potential additional other-than-temporary impairment charges.

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on three-month LIBOR over a 12-month horizon in a variety of assumed interest-rate shock scenarios as described above. The results of this analysis for September 30, 2020, showed that in the base case our RORC was 149 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 43 basis points to 106 basis points over three-month LIBOR in the up 300 basis point scenario. For December 31, 2019, the results of this analysis showed that in the base case our RORC was 261 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 36 basis points to 225 basis points over three-month LIBOR in the up 300 basis point scenario. In both the nine months ended September 30, 2020 and 2019, our RORC spread to three-month LIBOR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 27 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	September 30, 2020
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,113	$3,127	$3,141	$2,935	$2,884	$2,793	$2,682
Percent change in MVE from base	6.1%	6.5%	7.0%	—%	(1.7)%	(4.8)%	(8.6)%
MVE/BVE	102%	102%	102%	96%	94%	91%	87%
MVE/Par Stock	194%	195%	196%	183%	180%	174%	168%
Duration of Equity	-0.22 years	-0.69 years	+2.34 years	+5.28 years	+2.45 years	+3.62 years	+3.96 years
Return on Regulatory Capital less 3-month LIBOR	1.56%	1.56%	1.57%	1.49%	1.28%	1.17%	1.06%
Net income percent change from base	(8.06)%	(8.00)%	(7.62)%	—%	46.12%	97.98%	150.21%

	December 31, 2019
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,406	$3,411	$3,246	$3,251	$3,187	$3,094	$2,998
Percent change in MVE from base	4.8%	4.9%	(0.2)%	—%	(2.0)%	(4.8)%	(7.8)%
MVE/BVE	108%	108%	103%	103%	101%	98%	95%
MVE/Par Stock	182%	182%	173%	173%	170%	165%	160%
Duration of Equity	-0.24 years	+5.73 years	-0.89 years	+1.08 years	+2.63 years	+3.04 years	+3.15 years
Return on Regulatory Capital less 3-month LIBOR	2.48%	2.31%	2.43%	2.61%	2.61%	2.43%	2.25%
Net income percent change from base	(42.76)%	(46.64)%	(27.35)%	—%	23.20%	42.27%	61.28%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of September 30, 2020. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Part I — Item 3 — Legal Proceedings in the 2019 Annual Report. Following the end of the quarter covered by this report, we agreed to settle our claims against the remaining defendants in our private-label MBS litigation pending in the Massachusetts Superior Court for an aggregate amount of $26.0 million (net of fees and expenses). We continue to pursue related litigation against Moody’s Investors Service, Inc. and Moody’s Corporation in the New York Supreme Court.

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
The occurrence of natural disasters, civil unrest, political protest or instability, acts of terrorism, and health emergencies, including the spread of infectious diseases or a pandemic, the effects of climate change, or other unexpected or disastrous conditions, events, or emergencies could adversely affect our business, including demand for the Bank’s products and services and the value of our assets and member-pledged collateral. The effects of disasters or emergencies could disrupt general economic conditions and financial markets and interfere with our employees, our workplace, our vendors and service providers, the businesses of our members, and our counterparties and thus could impair our ability to manage our business, as well as our results of operations and financial condition.
The full effects of the COVID-19 pandemic are evolving and unknown. The substantial slowdown in economic activity caused by the effects of the COVID-19 pandemic has reduced or could continue to reduce demand at our member institutions, which has impacted and could continue to impact members’ demand for our products and services. Devaluation of our assets and/or the collateral pledged by our members to secure advances and other extensions of credit could lead to reduced business volumes, reduced income or credit losses and could have an adverse impact on our financial condition and results of operations. The average balance of advances has decreased and will likely remain for some time at a level that is significantly lower than average balances of the past several years, or could decline further. These effects could heighten many of the risks we face, as described in the Risk Factors section of the 2019 Annual Report, and adversely affect our business, financial condition and results of operations.

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

In March 2020 the Federal Reserve lowered the target range for the federal funds rate from 1.50 to 1.75 percent to a target range from 0 to 0.25 percent. A prolonged period of very low interest rates could reduce our net interest income and have a material adverse impact on our results of operations or financial condition. Some substantial temporary net interest margin compression that began in March 2020 continued through May 2020. There is a possibility that the Federal Reserve may keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

COVID-19 threatens the health of our employees and their families and could impair our ability to conduct business. With our employees working remotely, we could face operational difficulties or disruptions that could impair our ability to conduct and manage our business effectively. Counterparties, vendors and other third parties upon which we rely to conduct our business could be adversely impacted by effects of COVID-19, and these impacts could lead to operational challenges for us. A remote workforce can be more vulnerable to operational disruption than a workforce on a closed, closely-monitored corporate network. Our reliance on operationally critical vendors increases risk because those vendors may themselves, because of remote work requirements, be operating in a less secure manner. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference
10.1	2021 Director Compensation Policy *	Exhibit 10.1 to our 8-K filed with the SEC on October 30, 2020
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 12, 2020	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 12, 2020	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer