Form 10-K
period 2020-12-31
Federal Home Loan Bank of Boston
filed 2021-03-19
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2021, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 12,220,519 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

FEDERAL HOME LOAN BANK OF BOSTON
2020 Annual Report on Form 10-K

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

We are a privately capitalized cooperative, and our mission is to provide highly reliable wholesale funding, liquidity, and a competitive return on investment to our member shareholders. We develop and deliver competitively priced financial products, services, and expertise that support housing finance, community development, and economic growth, including programs targeted to lower-income households. We serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. There are 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the U.S., each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

We are exempt from ordinary federal, state, and local taxation except for local real estate tax. However, we are required by statute to set aside funds at a 10 percent rate on our income for our Affordable Housing Program (AHP). For additional information, see — AHP Assessment. We also have voluntarily put in place certain subsidized advance, bond purchasing and grant programs, including our Jobs for New England (JNE) program and our Helping to House New England (HHNE) program. For additional information, see — Targeted Housing and Community Investment Programs.

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have adopted long-term strategic priorities in our strategic business plan, which are to:

•position the Bank to compete effectively in the wholesale funding market and support members' and housing associates’ efforts to address the affordable housing and economic needs of their communities in New England;
•maintain an appropriate and efficient capital structure considering our risk profile through proactive capital stock management and dividend strategies;
•advocate stakeholder interests in policy matters, and effectively monitor and respond to pending GSE reform and other legislative and regulatory initiatives;
•acquire, develop and retain the talent required to meet our current and future needs;
•leverage the advantages of a diverse and inclusive organization in all aspects of our organizational efforts; and
•continue to evolve as a strong and agile organization that responds quickly and effectively to emerging risks and opportunities while upholding our commitment to efficient and effective operations.

We combine private capital and public sponsorship in a way that is intended to enable our members and housing associates to assure the flow of credit and other services for housing finance, community development, and economic growth. We serve the public through our members and housing associates by providing these institutions with readily available, low-cost loan products, called advances, as well as other products and services that are intended to support the availability of residential-mortgage and community-investment credit. In addition, we provide liquidity by enabling members to sell mortgage loans to us or to designate third-party investors through a mortgage loan purchase program. Our primary sources of income come from the margin earned on interest-earning assets funded by interest-bearing liabilities and equity capital. We are generally able to borrow funds at favorable rates due to our GSE status. Our debt is not backed by the U.S. government, but it does represent the joint and several obligation of the 11 FHLBanks.

Our members and housing associates are comprised of institutions located throughout our district. Institutions eligible for membership include savings institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified community development financial institutions (CDFIs), and insurance companies that demonstrate that their home financing policy is consistent with the Bank's housing finance mission. We are also authorized to lend to housing associates such as state housing-finance agencies located in New England. Members (but not housing associates) are required to purchase and hold our capital stock as a condition of membership and for advances and certain other business activities transacted with us. Our capital stock is not publicly traded on any stock exchange and can only be transferred at par value of $100 per share. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the members' investment in or any dividend on our stock.

Oversight, Compliance with Government Regulations, Examinations, and Audit

Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this report, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance. For more information, see Item 1A — Risk Factors — We are subject to a complex body of laws and regulations, as well as U.S. government monetary policies, which could change in a manner detrimental to our business operations and/or financial condition.

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

The FHFA issues regulations, advisory bulletins, and supervisory letters that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authorities and duties of FHLBank directors. The FHFA has broad supervisory authority over the FHLBanks, including, but not limited to, the power to suspend or remove any entity-affiliated party (including any director, officer, or employee) of an FHLBank who violates certain laws or commits certain other acts; to issue and serve a notice of charges upon an FHLBank or any entity-affiliated party; to issue a cease and desist order, or a temporary cease and desist order; to stop or prevent any unsafe or unsound practice or violation of law, order, rule, regulation, or condition imposed in writing; to impose civil money penalties against an FHLBank or an entity-affiliated party; to require an FHLBank to maintain capital levels in excess of usual regulatory requirements; to require an FHLBank to take certain actions, or refrain from certain actions, under the prompt corrective action provisions that authorize or require the FHFA to take certain supervisory actions, including the appointment of a conservator or receiver for an FHLBank under certain conditions; and to require any one or more of the FHLBanks to repay the primary obligations of another FHLBank on outstanding consolidated obligations (COs).

The FHFA conducts an annual examination and other periodic reviews of our operations to assess our safety and soundness as well as our compliance with statutory and regulatory requirements, and requires ongoing reporting of specific information through the issuance of special data requests. In addition, we are required to submit information on our financial condition and results of operations each month to the FHFA, and we are required to report other supplemental information to the FHFA on a periodic basis. We are generally prohibited by FHFA regulations from disclosing the results of the FHFA's examinations and reviews. However, information from those examinations and reviews could become publicly available either through the FHFA or through the FHFA's Office of Inspector General, which can sometimes occur via their reports to Congress.

Our capital stock is registered with the U.S. Securities and Exchange Commission (SEC) under Section 12(g) of the Securities Exchange Act of 1934 and, as a result, we are required to comply with the disclosure and reporting requirements of the Exchange Act. We are not subject to the provisions of the Securities Act of 1933. We are also subject to regulation by the Financial Crimes Enforcement Network (FinCEN), and the Commodity Futures Trading Commission.

The Government Corporations Control Act, to which we are subject, provides that before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Department of the Treasury (U.S. Treasury) shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the method and time issued, and the selling price. The FHLB Act also authorizes the Secretary of the U.S. Treasury discretion to purchase consolidated obligations up to an aggregate principal amount of $4.0 billion.

Our board of directors has an audit committee, and we have an internal audit department. An independent registered public accounting firm audits our annual financial statements. The independent registered public accounting firm conducts these audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.

We must submit annual management reports to Congress, the President, the Office of Management and Budget, and the Comptroller General of the United States. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on our financial statements.

The Comptroller General of the United States has authority under the FHLBank Act to audit or examine the FHFA and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then the results and any recommendations must be reported to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of an FHLBank.

Additionally, while we are still subject to annual stress testing under guidance from the FHFA, in 2020 the FHFA, consistent with section 401 of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), amended its rule on stress testing to, among other things, remove the requirements for FHLBanks to conduct stress tests, as discussed under Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

For additional information, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

Office of Finance

The FHLBanks' Office of Finance (the Office of Finance) facilitates the issuing and servicing of FHLBank debt in the form of COs. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with market data. The Office of Finance publishes annual and quarterly combined financial reports on the financial condition and performance of the FHLBanks and also publishes certain data concerning debt issues and issuance. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of all 11 FHLBank presidents and five independent directors.

Available Information

Our website, www.fhlbboston.com, provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) website, as maintained by the SEC, containing all reports electronically filed, or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge through our website as soon as reasonably practicable after electronically filing or being furnished to the SEC. In addition, the SEC maintains a website that contains reports and other information regarding our electronic filings (located at http://www.sec.gov). The Bank's and the SEC's website addresses have been included as inactive textual references only. Information on those websites is not part of this report.

Human Capital Resources

Our human capital is a significant contributor to the success of our strategic business objectives. In managing our human capital, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2020, we had 196 full-time employees and no part-time employees. As of December 31, 2020, approximately 39 percent of our workforce was female, 61 percent male, 72 percent non-minority and 28 percent minority (gender and minority status are based on employee self-identification) and the average tenure of our employees was 11.9 years. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. There are no collective bargaining agreements with our employees.

Total Rewards

We have designed a total rewards structure to attract, retain and motivate a diverse employee population while supporting business and mission objectives throughout economic cycles. We maintain a competitive and comprehensive total rewards program consisting of base salary, annual incentives, retirement programs, and health and welfare benefits:

•Cash compensation – Competitive salary and annual incentive plans are designed to align payout opportunities with achievement of our financial, operational, mission and regulatory goals and limit excessive risk-taking while recognizing team results and individual contributions.
•Benefits – We offer a variety of competitive retirement, health and welfare and other benefits as critical components in the total rewards program. These benefits are intended to provide employees vehicles to save for retirement and provide affordable access to healthcare while encouraging healthy choices and behaviors. For more information on our retirement plans, see — Part III - Item 11 - Executive Compensation - Compensation Discussion and Analysis – Retirement and Deferred Compensation Plans.
•Time away from work – This includes paid time off for vacation, personal, holiday, and volunteer opportunities. This also includes sick time at full pay and salary continuation at 65 percent of base pay for periods of extended illness.
•Culture – We have worked to develop an inclusive environment based on a Bank-wide value for employees of respect. We maintain an employee-staffed Inclusion Council which works on supporting our strategic imperative to leverage diversity and inclusion in all aspects of our business. Additionally, we prioritize initiatives to enhance employee engagement in many aspects of our business operation.
•Development programs and training – We provide educational assistance programs, internal educational and development opportunities, and fee reimbursement for external educational and development programs.
•Succession planning – Our board and leadership actively engage in succession planning, with a defined plan for management positions as well as other strategically important roles.

For more information on our Total Rewards program, see Part III - Item 11 - Executive Compensation - Compensation Discussion and Analysis. Our approach to performance management includes a collaborative development of annual goals aligned with our strategic business plan, as well as the utilization of a competency model framework with specific behaviors aligned with business priorities, and an annual performance review with formal check-ins during the year. Overall annual ratings are calibrated, and merit and incentive payments are differentiated for our highest performers.

We are committed to the health, safety, and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant operating environment changes, safety protocols, and procedures that we determined were in the best interest of the Bank’s employees and members, and which comply with government regulations and guidelines. This includes having all of our employees work remotely, while implementing additional safety measures for employees who may occasionally need to be in our physical office space.

Diversity and Inclusion Program

Diversity and inclusion are strategic business priorities for the Bank. The Bank’s director of the office of minority and women inclusion is a member of our senior management, reports to the president and chief executive officer, and serves as a liaison to our board of directors. We recognize the correlation between a diverse and inclusive environment and overall performance where valuing the unique perspectives of all employees strengthens innovation, creativity, and our ability to attract and retain employees. We operationalize our commitment through the development and execution of a three-year diversity and inclusion strategic plan that includes quantifiable metrics to measure its success and report regularly on its performance to management and the board of directors. We offer a range of opportunities for our employees to become educated, connect, and grow personally and professionally through different avenues, including the efforts of our Inclusion Council. We consider building awareness and learning a key element of our diversity and inclusion strategic plan and regularly offer educational opportunities to our employees that have included the identification of actions aligned with these learning opportunities.

Membership

Table 1 - Number of Members by Institution Type

	December 31,
	2020	2019	2018
Commercial banks	42	44	46
Credit unions	161	162	163
Insurance companies	70	63	55
Savings institutions	156	162	171
CDFI, non-depository institutions	4	4	4
Total members	433	435	439

As of December 31, 2020, 2019, and 2018, 60.0 percent, 66.0 percent, and 74.0 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the vast majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and credit unions with more than $100 million in assets in our district that are eligible to become members. We do not anticipate that a substantial number of additional FDIC-insured institutions will become members, other than de novo institutions organized in the future. There is a number of other institutions that are eligible for membership, such as insurance companies, smaller credit unions, and CDFIs, which could become members in the future. We note that, for a variety of reasons, including merger of members, we could experience a contraction in our membership that could lower overall demand for our products and services.

Economic Conditions

While our membership is limited to institutions with a principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2020 and are expected to impact us in 2021, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

Business Lines

Our business lines include offering credit products, such as advances, access to the Mortgage Partnership Finance® (MPF®) program, deposit and safekeeping services, and access to the AHP. We also maintain a portfolio of investments for liquidity purposes and to supplement earnings.

Advances. We serve as a source of liquidity for and make advances to our members and housing associates secured by mortgage loans and other eligible collateral. We offer an array of fixed- and variable-rate advances products, with repayment terms intended to provide funding alternatives to our members in many interest-rate environments and situations. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date or series of dates or 2) amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

We price advances to generate a targeted profit margin above the estimated marginal cost of raising funding with a similar maturity profile as well as associated operating and administrative costs, while considering market rates for comparable competing wholesale funding alternatives. In accordance with the FHLBank Act and FHFA regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we are permitted to differentially price our products based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members.

Our major competitors are other sources of liquidity, including retail deposits, investment banks, commercial banks, wholesale/brokered deposits, and, in limited instances, other FHLBanks.

We had 260 members, five housing associates, and four nonmember institutions with advances outstanding as of December 31, 2020. For information on competition and trends in demand for advances, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

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

JNE provides advances and grants to support small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. The JNE program was initially established to provide subsidies used to write down interest rates to a significant discount to market rates on eligible advances that finance qualifying loans to small businesses. In response to the COVID-19 pandemic, we launched the JNE Working Capital Lending program targeted to meet the working capital needs of small businesses with low-cost funding outside the parameters of the Paycheck Protection Program. In addition, we created the JNE Recovery Grant Program, which launched in September 2020, and allows members to access funding to make grants to eligible small businesses or nonprofit organizations to assist with COVID-19 related impacts. The combined subsidy on JNE advances and grant funds disbursed during the year ended December 31, 2020, amounted to $7.5 million.

HHNE provides New England housing finance agencies (HFAs) with subsidies for targeted initiatives serving individuals and families who qualify for loans under the agencies' income guidelines. HHNE program subsidies are used to write down interest rates to a significant discount to market rates on eligible advances to HFAs or to purchase bonds from HFAs at deeply discounted yields for the purpose of expanding affordable rental and homeownership initiatives, or to provide direct grants to HFAs for these purposes. Examples of uses include, but are not limited to, short-term construction lending, workforce housing, deferred loan programs for homeownership, multifamily loan refinance, and rental housing expansion, particularly in areas with job growth that exceeds the supply of rental units. For the year ended December 31, 2020, the subsidy expense for this program was $5.0 million all of which was provided to HFAs in the form of grants.

In addition to the $5.0 million allocation for the HFAs, for 2020 the board of directors approved $2.5 million for the HHNE down-payment assistance program, Housing Our Workforce (HOW). The HOW program enables members to provide down payment assistance for households with incomes above 80 percent up to 120 percent of the area median income. The combined subsidy disbursed for all the HHNE programs during the year ended December 31, 2020, amounted to $7.5 million.

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, we maintain a portfolio of short-term investments issued by highly-rated institutions, primarily consisting of federal funds, securities purchased under agreements to resell (secured by U.S. Treasury securities, or Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities), and interest-bearing deposit accounts at banks. We also purchase U.S. Treasury securities with maturities of up to 10 years to support our liquidity.

We also leverage our capital to enhance our income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio. This portfolio includes debentures issued or guaranteed by the U.S. Treasury, U.S. government agencies and instrumentalities, as well as supranational institutions, and mortgage-backed securities (MBS) that are issued by GSE mortgage agencies. In accordance with our policy all securities must be internally rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. We also purchase securities issued by state or local HFAs that meet an internal rating requirement of at least the second-highest internal rating category. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money markets. For a discussion of developments and factors that have impacted and could continue to impact the profitability of our investments, particularly our long-term investment portfolio, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Under our regulatory authority to purchase MBS, additional investments in MBS, asset-backed securities (ABS), and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital at the time of purchase. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. On December 31, 2020, and 2019, our MBS, ABS, and SBA holdings represented 192 percent and 222 percent of capital, respectively.

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

The core mission advisory bulletin provides the FHFA’s expectations about the content of each FHLBank’s strategic plan based on its ratio, as follows:

•when the ratio is at least 70 percent, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;
•when the ratio is at least 55 percent but less than 70 percent, the strategic plan should explain the FHLBank’s plan to increase the ratio; and
•when the ratio is below 55 percent, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55 percent over the course of several consecutive reviews, the FHLBank’s board of directors should consider possible strategic alternatives.

Our core mission achievement ratio for the years ended December 31, 2020 and 2019, was 76.8 percent and 74.7 percent, respectively.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions." MPF loans are fixed rate, residential mortgage loans that are either conventional (conventional mortgage loans) or insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) (government mortgage loans) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans. For information on trends in the size of the program in 2020, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

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

The participating financial institution is responsible for all of the traditional retail loan origination functions under all of these MPF loan products. A master commitment provides the terms under which the participating financial institution delivers mortgage loans to us. We continue to offer MPF Original, MPF 35, MPF Government, MPF Government MBS, and MPF Xtra. We do not currently offer our members new master commitments under MPF 125, MPF Direct, or MPF Plus.

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

The MPF Provider publishes and maintains:

•the MPF Program Guide;
•a Selling Guide for the MPF Direct product; and
•a Selling Guide and a Servicing Guide for each of the remaining MPF products we have offered (collectively, the MPF guides), which together detail the requirements participating financial institutions must follow in originating, underwriting, selling and servicing MPF loans.

The MPF Provider also maintains the infrastructure through which MPF Banks may purchase MPF loans through their participating financial institutions.

For conventional mortgage loan products (MPF loan products other than government mortgage loans and products in which we do not invest such as MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit-enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The FHFA Acquired Member Assets (AMA) rule allows each FHLBank to utilize its own model to determine the credit-enhancement for an AMA asset or pool of loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. We determined, based on documented analysis, that assets delivered to us were credit enhanced to at least a level at which we have a high degree of confidence that we will not bear material losses beyond the losses absorbed by our first loss account, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by third party credit models, and a credit-enhancement is calculated based on credit attributes of the loans in each master commitment. Credit losses on a loan may only be absorbed by a credit-enhancement amount stated in the applicable master commitment. The participating financial institution's credit-enhancement covers losses for MPF loans in excess of the MPF Bank's allocated portion of credit losses up to an agreed upon amount, called the first loss account. Participating financial institutions are paid a credit-enhancement fee for providing credit-enhancement and in some instances all or a portion of the credit-enhancement fee may be adjusted based upon the performance of loans purchased by the Bank. Losses that exceed the amount of the participating financial institutions' credit-enhancement obligation are borne by the Bank.

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

MPF Servicing

The servicer (the participating financial institution, a servicer engaged by the participating financial institution, or a servicer to which the servicing rights were sold) generally retains the right and responsibility for servicing MPF loans it delivers, including loan collections and remittances, default management, loss mitigation, foreclosure, and disposition of the real estate acquired through foreclosure or deed in lieu of foreclosure.

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

Loss Allocation

Credit losses from conventional mortgage loans that are not covered by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between us and the participating financial institution as follows:

•Credit losses are allocated first to us, up to an agreed-upon amount, called the first loss account determined for the MPF product as follows:

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

MPF 35. The first loss account is equal to 35 basis points of the aggregate principal balance of the MPF loans funded under the master commitment. We may recover a portion of losses we absorb by withholding performance credit-enhancement fees payable to the participating financial institution.

•Credit losses are allocated second to the participating financial institution under its credit-enhancement obligation for losses in excess of the first loss account, if any, up to the amount of such credit-enhancement. The credit-enhancement may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of the participating financial institution to provide supplemental mortgage guaranty insurance, or a combination of both.

•Third, any remaining unallocated losses are absorbed by us.

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

Other Banking Activities. We engage in other banking activities including, among others:

•offering standby letters of credit, which are financial instruments we issue for a fee under which we agree to honor payment demands made by a beneficiary in the event the primary obligor cannot fulfill its obligations; and
•acting as a correspondent for deposit, funds transfer, and safekeeping services for which we earn a fee.

Consolidated Obligations

We fund our activities principally through the sale of debt securities known as consolidated obligations, and referred to herein as COs. Our ability to access the money and capital markets through the sale of COs using a variety of debt structures and maturities has historically allowed us to manage our balance sheet effectively and efficiently. The FHLBanks are among the world's most active issuers of debt, issuing on a daily basis, including sometimes multiple issuances in a single day. The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs for funds raised through the issuance of unsecured debt in the agency debt market.

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of a single FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligations of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 28, 2021, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

CO Bonds. CO bonds may have original maturities of up to 30 years (although there is no statutory or regulatory limit on maturities) and are generally issued to raise intermediate and long-term funds. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which we can redeem bonds prior to maturity.

CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including the secured overnight financing rate (SOFR), and others, and that formerly included the London inter-bank offered rate (LIBOR). Some CO bonds may contain different coupon characteristics at different points in time.

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

Negative Pledge Requirement. FHFA regulations require that each FHLBank maintain the following types of assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank's participation in the total COs outstanding:

•cash;
•obligations of, or fully guaranteed by, the U.S. government;
•secured advances;
•mortgages, which have any guaranty, insurance, or commitment from the U.S. government or any agency of the U.S.; and

•investments described in Section 16(a) of the FHLBank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

Table 2 - Ratio of Non-Pledged Assets to Total Consolidated Obligations
(dollars in thousands)

	December 31,
	2020	2019
Cash and due from banks	$2,050,028	$69,416
Advances	18,817,002	34,595,363
Investments (1)	13,341,538	16,144,244
Mortgage loans, net	3,930,252	4,501,251
Accrued interest receivable	87,582	112,163
Less: pledged assets	—	(92)
Total non-pledged assets	$38,226,402	$55,422,345
Total consolidated obligations	$34,349,900	$51,569,662
Ratio of non-pledged assets to consolidated obligations	1.11	1.07
_______________________
(1)Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

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

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement rounded up to the nearest whole share. Any stock held by a member in excess of its TSIR is referred to as excess stock. On December 31, 2020, members and nonmembers with capital stock outstanding held excess capital stock totaling $90.8 million, representing approximately 7.1 percent of total capital stock outstanding.

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

Repurchase of Excess Stock. Our capital plan provides us with the authority and sole discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. It is our practice to repurchase daily the excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s TSIR, subject to a minimum repurchase of $100,000. We retain authority to suspend repurchases of excess stock from any member or all members without prior notice. In addition to daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our capital plan. This discretion would most likely be exercised in one of two scenarios. In the first scenario, discretion would be exercised because the member’s financial condition or collateral position is such that we deem it necessary to retain excess stock to fully secure our exposure to the member. In the second scenario, discretion would be exercised to meet the liquidity or capital management needs of the Bank. During the year ended December 31, 2020, we repurchased $2.8 billion of excess capital stock, of which $105 thousand was mandatorily redeemable capital stock.

Statutory and Regulatory Restrictions on Capital-Stock Redemption and Repurchases. By law our stock is putable by the member. However, there are significant statutory and regulatory restrictions on our obligation to redeem a member's outstanding stock, including the following:

•Our board of directors, or a committee of the board, may decide to suspend redemptions if it reasonably believes that continued redemptions would cause us to fail to meet any of our minimum capital requirements, prevent us from maintaining adequate capital against potential risks that are not adequately reflected in our minimum capital requirements, or otherwise prevent us from operating in a safe and sound manner.
•We may not redeem or repurchase any capital stock without the prior written approval of the FHFA if our board of directors or the FHFA determines that we have incurred or are likely to incur losses that result in or are likely to result in charges against our capital stock while such charges are continuing or expected to continue.
•If, during the period between receipt of a stock-redemption notification from a member and the actual redemption, we become insolvent and are either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established either through the market-liquidation process or through negotiation with a merger partner. In either case, all senior claims must first be settled, and there are no claims which are subordinated to the rights of FHLBank stockholders.
•We can only redeem stock investments that exceed the members' TSIR.
•If we were liquidated, after payment in full to our creditors, our stockholders would be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, our board of directors would determine the rights and preferences of our stockholders, subject to any terms and conditions imposed by the FHFA.

Additionally, we cannot redeem or repurchase shares of capital stock from any of our members if:

•following such redemption, we would fail to satisfy our minimum capital requirements;
•we become undercapitalized or our capital would be insufficient to maintain a classification of adequately capitalized after redeeming or repurchasing shares, except, in this latter case, with the permission of the Director of the FHFA;
•the principal or interest due on any CO issued through the Office of Finance on which we are the primary obligor has not been paid in full when due;
•we fail to provide to the FHFA a certain quarterly certification required by the FHFA's regulations prior to declaring or paying dividends for a quarter;
•we fail to certify in writing to the FHFA that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations;

•we notify the FHFA that we cannot provide the required certification, project we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our current obligations; or
•we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or negotiate to enter or enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet our current obligations.

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

As of December 31, 2020, our retained earnings totaled $1.5 billion. Of that amount, $368.4 million is in a restricted retained earnings account and is not available to pay dividends. We are required to allocate 20 percent of net income to this restricted retained earnings account up to a contribution level set forth in our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks. We are required to allocate 20 percent of net income to this restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. We made the required allocations of net income to restricted retained earnings for each of the first three quarters of 2020. As of December 31, 2020, the balance of our restricted retained earnings exceeded the required contribution level by $14.0 million, primarily the result of the decrease in outstanding consolidated obligations. Accordingly, no allocation of net income was made to restricted retained earnings in the fourth quarter of 2020 and no further allocations of net income into restricted retained earnings are required until such time as the required contribution level exceeds the balance of restricted retained earnings. For additional information on restricted retained earnings and the Joint Capital Agreement, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. For the year ended December 31, 2020, our AHP assessment was $13.4 million. In addition to the required assessment, our Board may elect to make voluntary contributions to the AHP. Our board of directors approved a voluntary contribution of $1.6 million for 2020, resulting in a total combined contribution amount of $15.0 million for the year.

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

Risk Management

We have a comprehensive risk-governance structure. We have identified the following major risk categories relevant to business activities:

•Credit risk, the risk to earnings or capital due to an obligor's failure to meet the terms of any contract with us or otherwise perform as agreed;
•Market risk, the risk to earnings or shareholder value due to adverse movements in interest rates, market prices, or interest-rate spreads;
•Liquidity risk, the risk that we may be unable to meet our funding requirements, or meet the credit needs of members, at a reasonable cost and in a timely manner;
•Leverage risk, the risk that our capital is not sufficient to support the level of assets that can result from a deterioration of our capital base, a deterioration of the assets, or from overbooking assets;
•Business risk, the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions, or from external factors as may occur in both the short- and long-run, including from legislative and regulatory developments;
•Diversity and Inclusion risk, the risk that the Bank cannot achieve its diversity and inclusion goals and objectives as outlined in the diversity and inclusion strategic plan. Diversity and inclusion risk also has strategic / business risk, compliance risk, and operational risk components;
•Operational risk, the risk of unexpected loss resulting from ineffective people, processes or systems, whether emanating internally or externally. Operational risk also includes model risk (the risk of loss resulting from model errors or the incorrect use or application of model output), compliance risk (the risk of non-compliance with the Bank’s obligations and commitments), and the risk of internal or external fraud; and
•Reputation risk, the risk to earnings or capital arising from negative public opinion, which can affect our ability to establish new business relationships or maintain existing business relationships.

Credit, market, liquidity, and leverage risks are discussed in greater detail throughout Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk. Business, operational, diversity and inclusion, and reputation risks are discussed in greater detail below.

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

Operational risk includes risk arising from breaches of our cybersecurity or other cyber incidents that could result in a failure or interruption of our information technology systems. We have not experienced a disruption in our information systems that has had a material adverse impact on us. However, we rely heavily on our information systems to conduct and manage our business, and any failures or interruptions of these information systems could have a material adverse impact on our financial condition and results of operations. We take many steps to protect our information systems and data, including operational redundancy and supplier diversity, monitored physical and logical security controls, mandatory staff training and testing on cyber risks, and third party facilitated penetration testing.

Additionally, most of our information systems have either been placed with infrastructure-as-a-service (IaaS) providers or have been co-located with a third-party service provider. Both types of environments are designed to host information systems with specialized environmental controls, certain power, heating and cooling system redundancies, 24-hour onsite staffing, and physical security. We rely on these service providers to continue to provide secure locations and stable operating environments for the systems deployed there. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. We take several steps to mitigate the risks of our reliance on these third-party service providers, including physical and/or monitored logical security controls and hosted data along with maintaining redundancy of systems at alternate locations for disaster-recovery and business continuity. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. Additionally, we review the providers' controls reports annually and monitor and meet with providers on a regular basis. We maintain disaster-recovery sites intended to provide continuity of operations in the event that our primary information systems become unavailable, but there can be no complete assurance that those disaster-recovery sites will work as intended in the event of an actual disruption or failure. Moreover, certain of our application vendors host their applications in either a software-as-a-service framework or a hosted service model, either on their own hardware or with a third-party. We have executed contracts with these providers stipulating standards for control intended to mitigate our risks based on loss of access or security breaches. Additionally, we actively monitor and manage these service providers through our vendor management program.

Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We take several steps to protect such data, including information technology and security measures, such as implementing general computing controls governing access to programs and data. Additionally, we review related third-party service organizations' controls reports annually. Despite these steps, this information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of storage media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

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

Disaster-Recovery/Business Continuity Provisions. We maintain a business continuity site in Massachusetts to provide continuity of operations in the event that our Boston headquarters becomes unavailable. We also have reciprocal back-up agreements in place with the FHLBank of Topeka to provide short-term coverage for a limited set of services in the event that our facilities are inoperable.

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

Diversity and Inclusion Risk

The Bank’s commitment to its D&I program is strong as the program continues to evolve. The Bank has a three-year D&I strategic plan that contains specific metrics and measures so we can evaluate the program’s effectiveness over the three-year time horizon. The plan is built on a foundation of four pillars: Supplier Diversity, Workforce, Capital Markets, and Governance. The plan aligns objectives, goals, and metrics with these pillars.

Having effective D&I programs and awareness benefits our organization in a number of ways including:

•Providing differing perspectives and experiences that assist the Bank in meeting its strategic objectives, which occur at the Board of Directors, management, and staff levels;
•Diversity in the workplace can improve the Bank’s ability to problem solve because differing perspectives produce more potential solutions and ensure all stakeholders are considered and represented in the decision-making process;
•Risk Management will also benefit from more diverse perspectives by anticipating a broader range of scenarios, outcomes, and mitigants;
•Ensuring diverse firms have the opportunity to engage with the Bank, opening up the potential for providing the Bank more value in terms of their (vendors, staff, etc.) perspectives and experience;
•Having a positive impact on the Bank’s reputation, whether from internal stakeholders (staff) and external stakeholders (members, regulators, potential staff); and
•Positive impact on staff retention and growth with a focus on having an inclusive culture.

Reputation Risk

We take several steps to manage reputation risk. We have established a code of ethics and business conduct and operational risk-management procedures intended to ensure ethical behavior among our staff and directors and require all employees annually to certify compliance with our code of ethics. We work to ensure that all communications are presented accurately, consistently, and in a timely manner to multiple audiences and stakeholders. In particular, we regularly conduct outreach efforts with our membership and with housing and economic-development advocacy organizations throughout our district. We also maintain relationships with government officials at the federal, state, and municipal levels; nonprofit housing and community-development organizations; and regional and national trade and business associations to foster awareness of our mission, activities, and value to members. We work with the Council of FHLBanks and the Office of Finance to coordinate communications on a broader scale.

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

Our primary business is providing liquidity to our members by making advances to, and purchasing residential mortgage loans from, our members. Many of our competitors are not subject to the same body of regulation applicable to us. This is one factor among several that may enable our competitors to offer wholesale funding or purchase residential mortgage loans on terms that we are unable to offer and that members deem more desirable than the terms we offer on our advances or purchases of residential mortgage loans.

The availability to our members of different products from alternative sources, with terms more attractive than the terms of products we offer, as can happen from time-to-time, may significantly decrease the demand for our advances and/or loan purchases. Further, any changes we make in the pricing of our advances or for residential mortgage loans in an effort to compete effectively with these competitive funding sources could decrease the profitability of advances, which could reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the profitability of advances and/or mortgage loan investments, could adversely impact our financial condition and results of operations. In 2020 and continuing in 2021, a decrease in the demand for advances resulted from elevated deposit balances reported by our members in connection with U.S. government monetary policy and fiscal stimulus programs in response to the coronavirus pandemic and related economic downturn. This decrease in advances has adversely impacted our financial condition and results of operations, and such adverse impact is likely to continue, or worsen, if advances balances remain at current levels or further decline.

The loss of significant members could result in lower demand for our products and services.

As of December 31, 2020, our five largest stock-holding members held 17.9 percent of our stock. The loss of significant members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

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

We are subject to a complex body of laws and regulations, as well as U.S. government monetary and fiscal policies, which could change in a manner detrimental to our business operations and/or financial condition.

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

We cannot predict what regulations will be issued or revised or what legislation will be enacted or repealed, and we cannot predict the effect of any such regulations or legislation on our business operations and/or financial condition. Changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, change in our membership, limitations on advances made to our members, an increase in our mandatory contribution to affordable housing or community development programs, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, any of which could adversely impact our financial condition and results of operations.

The businesses and results of operations of the FHLBanks are significantly affected by the monetary policies of the U.S. government and its agencies, including the Board of Governors of the Federal Reserve System (Federal Reserve). The policies of the Federal Reserve directly and indirectly influence the yield on interest-earning assets and the yield on interest-bearing liabilities and could adversely affect the demand for advances, mortgage loan purchases and for COs. These policies could also adversely affect the FHLBanks through lower yields on our investments, higher yields on our debt, or both, which could then adversely affect our financial condition and results of operations. In addition, the FHLBanks currently play a predominant role as lenders in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect the FHLBanks’ cash management activities, results of operations, and reputation.

Our dividend practices could decrease demand for our products that require capital stock purchases and/or result in withdrawals from membership.

Historically, our board of directors has varied dividend declarations based on our financial condition, performance, outlook and economic environment. In the first quarter of 2021, our board reduced our dividend from recent levels. If our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to further reduce or eliminate dividends.

The recent reduction in our dividend, or a determination by our board of directors to suspend or further lower dividend declarations, could result in decreased member demand for our products requiring capital stock purchases, reduced ability to add new members, and/or withdrawals from membership that could adversely impact our business operations and financial condition.

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

Certain NRSROs have indicated that the credit ratings of the FHLBanks are constrained by the credit ratings of the U.S. federal government. Accordingly, a downgrade of the U.S. federal government's credit rating by an NRSRO is likely to be followed by a similar downgrade of the FHLBanks credit rating. Prolonged or repeated shutdowns of the U.S. federal government, such as that experienced in early 2019, among other things, could be followed by a downgrade of the credit ratings of the U.S. federal government. Downgrades of the U.S. federal government's credit rating (and, in turn, the FHLBanks' credit rating) are possible, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or access to the capital markets. Further, member and housing associate demand for certain of our products, such as letters of credit, is influenced by our credit ratings, and downgrade of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

Negative information about the FHLBanks or housing GSEs in general could adversely impact our cost and availability of financing, or limit membership growth.

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

Given the FHLBanks’ status as GSEs, the scope, timing, and effect of any regulatory reform affecting the GSEs, including the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac and resulting changes in the regulation or status of the GSEs, could have a substantial effect on the FHLBank System. While there are significant differences between the FHLBank System and Fannie Mae and Freddie Mac (including the FHLBanks’ focus on secured lending in the form of advances as opposed to guaranteeing mortgages and the FHLBanks' distinctive cooperative business model), legislation or other regulatory reform affecting GSEs could inadequately account for these differences, which could negatively change the perception of the risks associated with the GSEs and their debt securities. Any such change in the perception of risk could adversely affect the FHLBanks’ funding costs, access to funding, competitive position, and the financial condition and results of operations of an FHLBank and the FHLBanks on a combined basis.

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

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements on December 31, 2020. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We are required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by our management and board of directors, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternate investment options and could, in turn, adversely impact net interest income. In certain circumstances, we fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted. We experienced substantial temporary net interest margin compression beginning in March 2020 as a result of FOMC reductions in interest rates when we funded a significant volume of overnight and short-term advances by issuing discount notes that we were required to continue to carry beyond the maturity of the related advances in order to meet liquidity requirements. This compression extended through May 2020 and continued to have an adverse impact on net interest income in the second quarter of 2020. Furthermore, any changes in regulatory liquidity requirements could adversely affect our financial condition and results of operations.

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

The full effects of the COVID-19 pandemic are evolving and unknown. The response to the rapid and diffuse spread of COVID-19 has had severe negative impacts on, among other things, financial markets, liquidity, economic conditions, commercial contracts, and trade and could continue to do so or could worsen these and other conditions for an unknown period of time, which could have a material adverse impact on our results of operations or financial condition. The substantial slowdown in economic activity caused by the effects of the COVID-19 pandemic and the response of federal, state and local governments, has reduced and could continue to reduce demand for our member institutions’ products and services, which has impacted and could continue to impact members’ demand for our products and services. Devaluation of our assets and/or the collateral pledged by our members to secure advances and other extensions of credit could lead to reduced business volumes, reduced income or credit losses and could have an adverse impact on our financial condition and results of operations. The average balance of advances has decreased and we believe will likely remain for some time at a level that is significantly lower than average balances of the past several years and could decline further. These effects heighten many of the risks we face, as described in this report, and could continue to adversely affect our business, financial condition and results of operations.

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

In March 2020, the Federal Reserve lowered the federal funds rate to a target range of 0 to 0.25 percent. A prolonged period of very low interest rates could continue to reduce our net interest income and have a material adverse impact on our results of operations or financial condition. There is a possibility that the Federal Reserve may keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

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

Like many financial institutions, we realize a significant portion of our income from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts are exacerbated by prepayment risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low interest-rate environments. The realization of such risk could require us to reinvest the proceeds of prepaid assets at lower, and possibly negative, spreads, or such assets will remain outstanding at below-market yields when interest rates increase. Moreover, accelerated prepayments in a low interest-rate environment could result in elevated levels of premium expense recognition due to the fact that a substantial portion of our mortgage assets were purchased at premium prices. The severe decline in interest rates that occurred beginning in March 2020 and is continuing has reduced net interest spread and has had a negative impact on our results of operations.

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

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. In March 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, or, in the case of some more frequently used U.S. dollar LIBOR settings, immediately after June 30, 2023. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. There is no assurance that LIBOR will continue to be accepted or used by the markets generally or by any issuers, investors, or counterparties at any time, even if LIBOR continues to be available. In September 2019, the FHFA issued a supervisory letter (LIBOR Supervisory Letter) to the FHLBanks relating to their planning for the LIBOR phase-out. Under the LIBOR Supervisory Letter, with limited exceptions, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021, and were required, by March 31, 2020 (later extended by the FHFA to June 30, 2020), to no longer enter into any other new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021. As a result of the limitations introduced by the LIBOR Supervisory Letter, we and the other FHLBanks may experience less flexibility in our access to funding, higher funding costs, or lower overall demand or increased costs for advances; which may, in turn, negatively affect the future composition of our balance sheets, capital stock levels, primary mission assets, ratios, and net income. Under the restrictions in the LIBOR Supervisory Letter, we are not permitted to continue to use instruments that reference LIBOR for hedging and risk-mitigating purposes, which has caused us to have to alter our hedging strategies and interest-rate risk management, which may have a negative effect on our financial condition and results of operations.

In April 2018, the Federal Reserve Bank of New York began publishing SOFR, which the Alternative Reference Rates Committee, a private-market committee convened by the Federal Reserve and the Federal Reserve Bank of New York, recommended as the alternative reference rate to U.S. dollar LIBOR. Since 2018, market activity in SOFR-linked financial instruments has continued to develop. Since November 2018, the FHLBank System has offered SOFR-linked COs. The Bank began to offer a SOFR-linked advance product in October 2019. As noted throughout this report, we have assets and liabilities, including derivative assets and derivative liabilities, and member-pledged collateral indexed to LIBOR. We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Alternatives may or may not be developed with additional complications. The market transition away from LIBOR and towards SOFR or other alternative reference rates, which will include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or other alternative reference rates, is expected to continue to be complicated. Transition in the markets and in our systems could be disruptive.

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

We use derivatives to manage interest-rate risk. If, due to an absence of creditworthy swap dealers or guarantors, or to a decline in our own creditworthiness, we are unable to manage our hedging positions properly, or we are unable to enter into hedging instruments upon acceptable terms, we could be unable to effectively manage our interest-rate and other risks without altering our business strategies, which could adversely impact our financial condition and results of operations. In addition, while we are no longer entering into LIBOR-based derivatives, we do have outstanding derivatives based on LIBOR. Any failure by market participants to successfully transition away from LIBOR to a replacement benchmark interest rate and to implement transitional contractual arrangements for legacy LIBOR-based derivatives could adversely affect the trading or market value of derivatives. If we are unable to manage our hedging positions properly or are unable to enter into hedging instruments upon acceptable terms, the effectiveness of our management of interest-rate and other risks may be adversely affected, or we may be required to change our investment strategies and advance product offerings, which could adversely affect our financial condition and results of operations.

CREDIT RISKS

We are subject to credit-risk exposures related to advances, mortgage loans, derivatives, investments, credit products, or member failures. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of investments.

We are exposed to secured and unsecured credit risk as part of our normal business operations through funding advances, purchasing mortgage loans, derivatives, investments, and extending other credit products, such as standby letters or credit, and future advance commitments. We are required to fully secure advances and other extensions of credit to our members with collateral. We evaluate the type of collateral pledged by the member and assign a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If we have insufficient collateral before or after an event of payment default or failure of the member or we are unable to liquidate the collateral for the value assigned to it in the event of a payment default or failure of a member, we could experience a credit loss on advances or standby letters of credit, which could adversely affect our financial condition or results of operations. In addition, we extend short-dated unsecured credit risk and secured credit risk to U.S. and global financial institution counterparties. Failures by these counterparties to perform on their obligations to us could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

During economic downturns or periods of significant economic and financial uncertainties, including the current period, the number of our members or financial counterparties exhibiting financial stress may increase, which could expose us to additional member or other credit risk. Due to the recent turmoil in the financial markets and the economy associated with the coronavirus pandemic, many individuals, businesses and some financial institutions have experienced financial difficulties. Both the effects of the coronavirus itself, the governmental response, and forbearance granted in connection with the coronavirus may result in an increase in the level of delayed payments of principal and interest for both federal government-backed and conventional mortgage loans held in our portfolio. Potential defaults on mortgage loans beyond what we have currently forecasted could cause an increase in our allowance for credit losses on mortgage loans. In addition, the effects of the coronavirus pandemic have generally increased credit risks in our investment portfolios, including MPF loans held in our portfolio and money market investments.

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

Further, our methodology for determining our allowance for loan losses on our investments in MPF loans considers factors relevant to those investments, including market delinquency rates and trends in the delinquency rates on our investments in conventional mortgage loans. If delinquency or default rates rise for these investments or other factors in determining the allowance worsen, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

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

We have concentrations of mortgage loans in some geographic areas based on our investments in MPF loans and on our receipt of collateral pledged for advances. See Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information on these concentrations. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions, or natural disasters, the nature and severity of which may be impacted by climate change, we could experience increased losses on our investments in MPF loans or be exposed to a greater risk that the pledged collateral securing related advances would be inadequate in the event of default on such an advance.

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

OPERATIONAL RISKS

We rely heavily upon information systems and other technology and any disruption, failure, or security breach, including events caused by cyber attacks, of such information systems or other technology could adversely impact our reputation, financial condition, and results of operations.

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

We are implementing a multi-year strategy to modernize most of our mission critical applications and supporting infrastructure. The pace of change to our information technology increases the risk of failures or interruptions of information systems or other technology, which could have a material adverse impact on our financial condition and results of operations.

We rely on vendors and other third parties, such as the Federal Reserve Bank, for certain important or critical services and could be adversely impacted by disruptions in those services.

For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 10.2 percent of our total assets as of December 31, 2020, and 16.6 percent of interest income for the year ended December 31, 2020. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment activities could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

GENERAL RISK FACTORS

The inability to retain key personnel could adversely impact our operations.

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to retain such personnel is important for us to conduct our operations and measure and maintain risk and financial controls. Our ability to retain key personnel could be challenged as the U.S., and the Boston area in particular, emerges from the effects of COVID-19, and competition for talent returns to pre-pandemic levels.

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

ITEM 3. LEGAL PROCEEDINGS

Private-label MBS Complaint

On April 20, 2011, we filed a complaint in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County (the Massachusetts Superior Court) against various securities dealers, underwriters, control persons, and issuers/depositors (securities defendants) based on our investments in certain private-label MBS issued by 115 securitization trusts for which we originally paid approximately $5.8 billion. The complaint sought various forms of relief including rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date), and recovery of reasonable attorneys' fees and costs of suit. Although the case was removed by the defendants to the United States District Court for the District of Massachusetts (Massachusetts District Court), and was pending there for several years, in 2017 our case against the securities defendants was remanded to the Massachusetts Superior Court, based upon a January 2017 U.S. Supreme Court decision (Lightfoot v. Cendant Mortgage Corp.).

While the case was pending in the Massachusetts District Court, we filed an amended complaint (in June 2012) that reduced the number of MBS in the case to 111 securitizations for which we originally paid approximately $5.7 billion. The amended complaint asserted, as the original complaint had asserted, claims against the securities defendants based on untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations and omissions, negligent misrepresentation, unfair or deceptive trade practices, and controlling person liability.

In November 2020, we resolved our claims against the remaining originally named securities defendants.

Over the past nine years, we have agreed to settle our claims against all of the securities defendants named in our complaint for an aggregate amount of $390.7 million (which amount is net of legal fees and expenses). Of that amount, $26.1 million represents net settlements during the year ended December 31, 2020.

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

On November 2, 2017, we refiled our complaint against Moody’s in the Supreme Court of New York, and subsequently amended such complaint on February 5, 2018. In that action, on March 26, 2019, an order of the New York Supreme Court was entered granting in part and denying in part the defendants’ motion to dismiss. The defendants appealed, and on October 17, 2019, the New York Supreme Court Appellate Division (Appellate Division) affirmed the order of the New York Supreme Court denying the defendants’ motion to dismiss. On January 30, 2020, the Appellate Division denied defendants’ motion for reargument or for leave to appeal, a ruling that ended the appeal but not the litigation as a whole. At a pre-trial conference on September 10, 2020, the New York Supreme Court set a date of September 30, 2021, for discovery in the case to be completed. During 2020, we advised Moody’s that we were narrowing our claims to focus on eleven securitizations. Our case against Moody’s continues in the New York Supreme Court with respect to the remaining eleven securitizations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2021, 430 members and eight nonmembers held a total of 12.2 million shares of our Class B stock. Our capital plan provides us with the authority to issue Class A capital stock, $100 par value per share (Class A stock). However, we have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2020, 2019, and 2018 as set forth in Table 3 below. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.

Table 3 - Quarterly Dividends Declared
(dollars in thousands)

	2020			2019			2018
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$1,753,303	$24,129	5.46%	$2,396,636	$37,272	6.17%	$2,216,994	$27,884	4.99%
June 30	1,915,125	24,094	5.06	2,064,694	31,666	6.22	2,370,734	31,917	5.46
September 30	1,839,680	18,845	4.12	1,851,474	27,881	6.04	2,401,299	35,143	5.87
December 31	1,469,693	13,890	3.76	1,796,954	25,953	5.73	2,376,532	35,162	5.87
_________________________
(1)    Average capital stock amounts do not include average balances of mandatorily redeemable stock.
(2)    The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 19, 2021, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.59 percent, the approximate daily average of SOFR rates for the fourth quarter of 2020 plus 150 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2020 totaled $5.4 million and was paid on March 2, 2021. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2021, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2020, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2021.

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

We maintain a policy providing that if our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our net income for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2020, compared with $1.5 billion in retained earnings at December 31, 2020.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2020, we had excess stock outstanding totaling $90.8 million or 0.2 percent of our total assets.

Should we determine to issue Class A stock, dividends declared on Class A stock may differ from dividends declared on Class B stock but may not exceed dividends declared on Class B stock.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $2.1 billion at December 31, 2020. Our permanent capital level was $2.8 billion at December 31, 2020, so we were in excess of this requirement by $713.7 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. We made the required allocations of net income to restricted retained earnings for each of the first three quarters of 2020. As of December 31, 2020, $368.4 million of our retained earnings are amounts in the restricted retained earnings account compared with our required contribution level of $354.4 million at that date, and therefore the balance of our restricted retained earnings exceeded the required contribution level by $14.0 million, primarily the result of the decrease in outstanding consolidated obligations. Accordingly, no allocation of net income was made to restricted retained earnings in the fourth quarter of 2020 and no further allocations of net income into restricted retained earnings are required until such time as the required contribution level exceeds the balance of restricted retained earnings. Amounts in the restricted retained earnings account cannot be used to pay dividends.

For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2020, 2019, and 2018, and the selected statement of condition data as of December 31, 2020 and 2019, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2017 and 2016, and the selected statement of condition data as of December 31, 2018, 2017, and 2016, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

Table 4 - Selected Financial Data
(dollars in thousands)

	December 31,
	2020	2019	2018	2017	2016
Statement of Condition
Total assets	$38,461,035	$55,662,811	$63,593,317	$60,361,946	$61,545,586
Investments(1)	13,341,538	16,144,244	15,900,204	17,941,614	18,031,331
Advances	18,817,002	34,595,363	43,192,222	37,565,967	39,099,339
Mortgage loans held for portfolio, net(2)	3,930,252	4,501,251	4,299,402	4,004,737	3,693,894
Deposits and other borrowings	1,088,987	674,309	474,878	477,069	482,163
Consolidated obligations:
Bonds	21,471,590	23,888,493	25,912,684	28,344,623	27,171,434
Discount notes	12,878,310	27,681,169	33,065,822	27,720,906	30,053,964
Total consolidated obligations	34,349,900	51,569,662	58,978,506	56,065,529	57,225,398
Mandatorily redeemable capital stock	6,282	5,806	31,868	35,923	32,687
Class B capital stock outstanding-putable(3)	1,267,172	1,869,130	2,528,854	2,283,721	2,411,306
Unrestricted retained earnings	1,130,222	1,114,337	1,084,342	1,041,033	987,711
Restricted retained earnings	368,420	348,817	310,670	267,316	229,275
Total retained earnings	1,498,642	1,463,154	1,395,012	1,308,349	1,216,986
Accumulated other comprehensive income (loss)	16,139	(186,972)	(316,507)	(326,940)	(383,514)
Total capital	2,781,953	3,145,312	3,607,359	3,265,130	3,244,778
Results of Operations
Net interest income after provision for credit losses	$194,566	$268,941	$312,144	$277,099	$252,026
Net impairment losses on held-to-maturity securities recognized in earnings	—	(1,212)	(532)	(1,454)	(3,310)
Litigation settlements	26,096	29,361	12,769	20,761	39,211
Other income (loss), net	14,831	12,835	8,589	3,605	(6,577)
Other expense	101,857	97,884	91,902	88,501	88,746
AHP assessments	13,386	21,302	24,299	21,307	19,397
Net income	$120,250	$190,739	$216,769	$190,203	$173,207
Other Information
Dividends declared	$80,958	$122,772	$130,106	$98,840	$85,069
Dividend payout ratio	67.32%	64.37%	60.02%	51.97%	49.11%
Weighted-average dividend rate(4)	4.64	6.05	5.56	4.14	3.63
Return on average equity(5)	4.00	6.29	6.38	5.83	5.49
Return on average assets	0.24	0.35	0.35	0.32	0.29
Net interest margin(6)	0.39	0.49	0.51	0.47	0.43
Average equity to average assets	6.03	5.51	5.49	5.49	5.35
Total regulatory capital ratio(7)	7.21	6.00	6.22	6.01	5.95
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses amounted to $3.1 million, $500 thousand, $500 thousand, $500 thousand, and $650 thousand, as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
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
(7)Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors and the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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
•the impact of the coronavirus or other pandemics, epidemics, or health emergencies and responses to such events, including, among other things, the effect on the Bank resulting from illness or quarantines of employees or business partners on which we rely or from remote work arrangements; negative effects on our members’ businesses and their demands for our products, including demand for advances; and effects on the economy and financial markets from U.S. government monetary policy, fiscal stimulus programs, or generally;
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

•the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;
•changes in the fair value and economic value of, impairments of, and risks, including risks related to changes in or cessation of benchmark interest rates such as LIBOR, overnight index swap (OIS), and SOFR, associated with the Bank’s investments in mortgage loans and MBS or other assets and the related credit-enhancement protections;
•membership conditions and changes, including changes resulting from member failures, mergers or changing financial health, changes due to member eligibility, changes in the principal place of business of members, or the addition of new members;
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
•the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches (cyber-attacks), which could increase as a result of COVID-19 related changes in our operating environment; and
•our ability to attract and retain skilled employees.

These risk factors are not exhaustive. New risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

EXECUTIVE SUMMARY

For the year ended December 31, 2020, net income decreased to $120.3 million, compared with net income of $190.7 million for the same period in 2019. The $70.5 million decrease was the result of a decrease of $74.4 million in net interest income after provision for credit losses, an increase of $51.1 million in net losses on derivatives and hedging activities, and an increase of $13.2 million in net unrealized losses on trading securities. These decreases to net income were offset by an increase of $66.0 million in gains on sales of securities.

The COVID-19 pandemic, which began to affect businesses and the economy in March 2020 and continues, and the response of the U.S. government and the Federal Reserve through changes in monetary policy and implementation of fiscal stimulus programs, led to interest rates that remain historically low and substantially elevated deposits reported by depository member institutions. Our overall results of operations are influenced by the economy and financial markets, and in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. Elevated deposit balances at member institutions, however, have resulted in increased liquidity at members and reduced demand for advances and have been the primary cause of the significant decline in advances balances beginning in the second quarter of 2020. In addition, mortgage purchases by the Federal Reserve aimed at supporting the housing market through the pandemic have increased refinancing activity and, thus, prepayments of mortgage-related assets we hold have reduced outstanding balances and have tightened yield spreads we earn on new mortgage acquisitions. These developments led to decreased net income for the year ended December 31, 2020.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the year ended December 31, 2020.

Coronavirus Pandemic: COVID-19

The economic effects of the COVID-19 pandemic in the United States continue to evolve, and the full impact and duration of the virus, despite the arrival of vaccines, are unknown. COVID-19 and the resulting shut-down or significant slowing of large parts of the economy in 2020 and into 2021 have strained and severely taxed healthcare systems, businesses, and economies worldwide and induced a response of unprecedented fiscal and monetary policy support from the federal government. These policies have sharply reduced interest rates and have increased bank and credit union deposits, depressing the demand for wholesale funding, including advances. The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions and have resulted in significant changes in interest rates, credit spreads, and asset prices which have had adverse impacts on us. The financial effects of COVID-19 have increased credit risks to our investment portfolios, including money market investments, and our MPF loans, among others.

Decreased interest rates have had a negative impact on our net income, including on our money market assets and through accelerated prepayment of mortgage-related assets that we hold. Possible additional economic effects of COVID-19 and related governmental policies may include, among other things, disruption to our members and counterparties, uncertainties in the credit markets, operational incidents because of a remote work force, and a decline in the fair value of assets. Given the high number of infections throughout the U.S. and uncertainties around the timing of vaccine distribution for COVID-19, as well as the depth of the recent economic decline, we believe it is likely that our earnings will remain lower for the next few years compared to our earnings of recent years.

Governmental and public actions taken in response to the COVID-19 pandemic (such as shelter-in-place or similar orders, travel restrictions, and business shutdowns), significantly reduced economic activity and created substantial uncertainty about the future economic environment, although there was substantial recovery of economic activity in the second half of 2020. Unemployment insurance claims initially increased dramatically as employers laid off workers, but unemployment numbers, while still high, have fallen by more than half of what they were in April 2020. In response to COVID-19 developments, the Federal Reserve responded with a series of monetary policy adjustments in March 2020, including rapid reductions to the targeted federal funds rate totaling 1.50 percentage points, an increase in its daily repurchase agreement offerings, announced purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, and the establishment of multiple liquidity facilities. Valuations for Agency MBS began to improve in April and have continued to improve and stabilize, partly as a result of increased investment by the Federal Reserve. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law, and funding for the Paycheck Protection Program (PPP), which was created by the CARES Act, was increased with the enactment of subsequent laws. Among other things, the CARES Act provided relief to American workers and their families in the forms of economic impact payments, rebates and other income tax relief measures, and expanded eligibility for unemployment, all of which contributed to an increase in deposits among our members. On March 11, 2021, the American Rescue Plan Act was signed into law, providing for additional relief for businesses, states, municipalities, and individuals. Also in response to COVID-19, the FHFA has taken certain actions to provide various forms of relief and guidance regarding the financial, operational, credit market, and other effects of the pandemic. In February 2021, the U.S. Treasury announced plans to reduce its cash held at the Federal Reserve to more normal levels, which is expected to increase liquidity further and to reduce short-term interest rates, perhaps to negative rates. Additional information is provided in Legislative and Regulatory Developments.

Demand for advances increased in March 2020 but has since significantly decreased. Among other things, high member deposit balances have limited additional demand for advances in the second, third and fourth quarters of 2020 and are continuing. In addition, the Federal Reserve’s lending facility to support the PPP of the CARES Act, which provides loans to businesses, may have decreased demand for advances as members have been able to borrow under that facility at lower rates than are offered for advances. Future forgiveness of PPP loans could lead to a further increase in member deposit balances.

The risk of credit losses has increased, but we have not experienced a significant impact at this time. We are continuing to monitor credit and collateral conditions and make adjustments as needed. The CARES Act contains mortgage loan forbearance for borrowers. The continued inability of borrowers to make payments on mortgage loans post-forbearance may affect our results of operations through an increase in delinquency and loss performance in our MPF loan portfolio. We also monitor credit risk of our counterparties, who could be impacted by the economic effects of COVID-19.

We continue to help our members support small business and nonprofit organizations through low interest-rate funding and grants. Our JNE Recovery Grant Program, which launched in September 2020, allows members to access funding to make grants to eligible small businesses or nonprofit organizations to assist with COVID-19 related impacts.

In March 2020, the Bank required employees who were not operationally critical to work remotely, and except for specific, limited needs of short duration, all staff (including operationally critical employees) have worked remotely from late March 2020 continuing to the present. We have remained fully operational with minimal impact on services to our members and other counterparties. At this time, we cannot predict when our employees will return to work in our offices. We could experience significant operational difficulties or disruptions, which could impair our ability to conduct and manage our business effectively. While we have deployed modern, secure virtual private network and remote terminal solutions, a remote workforce can be more vulnerable to operational disruption than a workforce on a closed, closely monitored corporate network. For example, because our staff is working remotely, we are partially, though not fully, reliant on regional home utility and internet service providers. A disruption in service from one of these providers could require us to implement additional business continuity plans and procedures. Our reliance on operationally critical vendors increases risk because those vendors may themselves, because of remote work requirements, be operating in a less secure manner. For further details of the potential impact of these events on the Bank, see the risk factors set forth in Part I — Item 1A — Risk Factors. Additional information is provided in Economic Conditions.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2020, was $194.6 million, compared with $268.9 million for 2019. The $74.4 million decrease in net interest income after provision for credit losses was due to the compression of net interest margin as further discussed below, a $5.3 billion decrease in the average balance of advances, partially offset by a $3.1 billion increase in the average balance of trading securities, and the associated $61.6 million increase in interest income from trading securities.

Net interest spread was 0.32 percent for the year ended December 31, 2020, a four basis point decrease from 2019, and net interest margin was 0.39 percent, a ten basis point decrease from 2019. The decrease in net interest spread reflects a 111 basis point decrease in the average yield on earning assets and a 107 basis point decrease in the average yield on interest-bearing liabilities. The decreases in both net interest spread and net interest margin mainly reflect several factors, including the following: lower returns from investing the Bank’s capital and short-term borrowings in a sharply reduced interest-rate environment; accelerated net premium amortization on agency MBS and mortgage loans held due to higher projected and actual mortgage refinancing activity; an $18.2 million decrease in accretion of significant improvement in projected cash flows resulting from sales of previously impaired private-label MBS, as further discussed below; and an $11.0 million decline in prepayment fees on advances.

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

Other Income and Expense

Net losses on derivatives and hedging activities for the year ended December 31, 2020, totaled $49.7 million, compared with a net gain of $1.4 million for 2019. The $49.7 million net losses for the current year consisted of $15.5 million unrealized losses from changes in fair value on economic hedges and $34.2 million of interest expense on economic hedges. Additionally, losses on trading securities totaled $11.9 million for the year ended December 31, 2020. See below under — Results of Operations — Economically Hedged Trading Securities for additional information.

During 2020, the Bank sold its remaining investments in private-label MBS, realizing a net gain on sale of available-for-sale securities totaling $30.6 million and a net gain on sale of held-to-maturity securities totaling $47.4 million.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $18.8 billion at December 31, 2020, compared to $34.6 billion at December 31, 2019. The decrease in advances was in both short- and long-term fixed-rate advances, as well as variable-rate advances, and is primarily due to excess liquidity at member institutions. See above under – Coronavirus Pandemic: COVID-19 for additional information.

Dividend Benchmark and Target

During 2020, our board of directors reevaluated our dividend strategy in light of the pending cessation of LIBOR as our dividend benchmark rate, and the ongoing financial challenges resulting from the COVID-19 pandemic and their impact on our projected earnings, including near-zero interest rates and significantly lower advances balances. Beginning with the dividend for the first quarter of 2021, the board of directors adopted SOFR as the Bank's dividend benchmark rate. The target spread to the benchmark was also reduced to 150 basis points above daily average SOFR, reflecting the anticipated ongoing economic impacts of the pandemic on our financial performance. See Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information on dividends. As always, dividends remain at the discretion of our board of directors.

Legislative and Regulatory Developments

The FHFA and other regulators with authority over our way of doing business have issued or proposed regulations and issued guidance during the year and into 2021 as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact the way we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

In July 2017, the United Kingdom’s FCA, which regulates LIBOR, announced its intention to stop persuading or compelling the major banks that sustain LIBOR to submit rate quotations after 2021. We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Certain of our advances, investment securities and derivatives are indexed to LIBOR, and we continue to assess legacy contracts across products and monitor risks to determine the effect of LIBOR discontinuance. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we have developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We worked with the other FHLBanks and the Office of Finance to transition our floating-rate note issuance from LIBOR. In October 2019 we began to offer a SOFR-based advance. We are updating our operational processes and models to support new alternative reference rate activity. For further details see the following Risk Factors in Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in — Financial Condition - Transition from LIBOR to Alternative Reference Rates and Legislative and Regulatory Developments.

ECONOMIC CONDITIONS

Economic Environment

Following a severe contraction in the second quarter of 2020 due to the coronavirus pandemic and the public health measures taken to prevent its spread, economic activity recovered substantially in the second half of the year, resulting in a decrease in real GDP of 3.5 percent for the full year in 2020. The decrease in real GDP was driven in large part by the decline in household spending on services including food and lodging, health services, and recreation.

The labor market also improved in the second half of 2020. After spiking at 14.7 percent in April, the unemployment rate has fallen by more than half and stood at 6.2 percent in February 2021. The pace of job gains has been uneven with a loss of 227,000 jobs in December 2020, a gain of 49,000 jobs in January 2021, and a gain of 379,000 jobs in February 2021. The unemployment rate for the New England region spiked and declined in 2020 following national trends and the region’s unemployment rate stood at 6.9 percent in December 2020.

The housing market remained strong in 2020. The FHFA reported that house prices rose 10.8 percent nationwide from the fourth quarter of 2019 to the fourth quarter of 2020. Over the same period, home prices in the New England region increased by 13.6 percent, with historically low mortgage rates driving up demand in a market with limited supply of available houses.

Interest-Rate Environment

On January 27, 2021, the FOMC maintained the target range for the federal funds rate at between zero and 25 basis points. The FOMC stated that it would maintain this range until the labor market has reached levels consistent with maximum employment and inflation is on track to moderately exceed the FOMC’s long-term target of 2.0 percent.

Following spring 2020, when concerns about the coronavirus pandemic led to substantial financial market volatility and an inverted yield curve, long-term interest rates steadily increased in the remainder of the year, resulting in a steeper yield curve.

Investor demand for high credit quality, fixed-income investments, including the FHLBanks' consolidated obligations, remains strong. The spreads of the FHLBanks' consolidated obligations relative to U.S. Treasury widened substantially in March and

April 2020. The spreads narrowed to more typical levels by the end of the second quarter and remained at such levels in the remainder of the year.

Table 5 - Key Interest Rates(1)

	2020		2019		2018
	Ending	Average	Ending	Average	Ending	Average
SOFR(2)	0.07%	0.36%	1.55%	2.20%	3.00%	1.98%
Federal funds effective rate	0.09%	0.36%	1.55%	2.16%	2.40%	1.83%
3-month LIBOR	0.24%	0.65%	1.91%	2.33%	2.81%	2.31%
3-month U.S. Treasury yield	0.06%	0.34%	1.55%	2.08%	2.37%	1.96%
2-year U.S. Treasury yield	0.12%	0.39%	1.57%	1.97%	2.49%	2.52%
5-year U.S. Treasury yield	0.36%	0.53%	1.69%	1.95%	2.51%	2.75%
10-year U.S. Treasury yield	0.91%	0.89%	1.92%	2.14%	2.69%	2.91%
________________
(1) Source: Bloomberg
(2) The Federal Reserve Bank of New York began publishing SOFR rates in April 2018.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2020, versus the year ended December 31, 2019

Net income decreased to $120.3 million for the year ended December 31, 2020, from $190.7 million for the year ended December 31, 2019. The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2020, was $194.6 million, compared with $268.9 million for 2019. The $74.4 million decrease in net interest income after provision for credit losses was mainly a result of a $5.7 billion decrease in average earning assets as well as higher premium amortization on U.S. Agency mortgage-backed securities resulting from a significant drop in mortgage rates during the year ending December 31, 2020. The decrease in average earning assets primarily consisted of a $5.3 billion decrease in average advances. In addition, prepayment fees on advances declined from $35.0 million in the year ending December 31, 2019 to $24.0 million for the same period in 2020. For additional information see — Rate and Volume Analysis.

Net interest spread was 0.32 percent for the year ended December 31, 2020, a four basis point decrease from 2019, and net interest margin was 0.39 percent, a ten basis point decrease from 2019. The decrease in net interest spread reflects a 111 basis point decrease in the average yield on earning assets and a 107 basis point decrease in the average yield on interest-bearing liabilities. The decrease in both net interest spread and net interest margin mainly reflect the negative impact of higher premium amortization on U.S. Agency mortgage-backed securities, as well as the decrease in prepayment fee income on advances discussed above.

Table 6 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 6 - Net Interest Spread and Margin
(dollars in thousands)

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate
Assets
Advances	$27,786,226	$424,314	1.53%	$33,128,806	$889,610	2.69%	$38,964,665	$867,431	2.23%
Interest-bearing deposits	1,054,009	5,749	0.55	1,033,450	22,390	2.17	276,767	5,433	1.96
Securities purchased under agreements to resell	2,000,831	15,049	0.75	5,491,663	123,438	2.25	4,025,447	77,718	1.93
Federal funds sold	2,982,536	18,009	0.60	2,635,165	58,015	2.20	5,919,666	108,144	1.83
Investment securities(1)	10,959,422	165,782	1.51	8,072,471	203,737	2.52	8,390,634	230,633	2.75
Mortgage loans (1)(2)	4,338,074	124,828	2.88	4,417,474	147,885	3.35	4,108,704	136,672	3.33
Other earning assets	5,464	48	0.88	1,164	25	2.15	1,575	22	1.40
Total interest-earning assets	49,126,562	753,779	1.53	54,780,193	1,445,100	2.64	61,687,458	1,426,053	2.31
Other non-interest-earning assets	311,061			236,032			274,422
Fair-value adjustments on investment securities	448,420			43,176			(111,902)
Total assets	$49,886,043	$753,779	1.51%	$55,059,401	$1,445,100	2.62%	$61,849,978	$1,426,053	2.31%
Liabilities and capital
Consolidated obligations
Discount notes	$21,224,879	$187,743	0.88%	$25,489,068	$569,896	2.24%	$30,078,903	561,443	1.87%
Bonds	24,384,707	374,449	1.54	25,526,458	598,585	2.34	27,216,512	545,228	2.00
Deposits	929,690	919	0.10	566,210	6,582	1.16	497,418	5,311	1.07
Mandatorily redeemable capital stock	6,120	221	3.61	16,481	974	5.91	32,966	1,923	5.83
Other borrowings	13,789	239	1.73	1,230	37	3.01	2,260	38	1.68
Total interest-bearing liabilities	46,559,185	563,571	1.21	51,599,447	1,176,074	2.28	57,828,059	1,113,943	1.93
Other non-interest-bearing liabilities	317,352			428,082			625,472
Total capital	3,009,506			3,031,872			3,396,447
Total liabilities and capital	$49,886,043	$563,571	1.13%	$55,059,401	$1,176,074	2.14%	$61,849,978	$1,113,943	1.80%
Net interest income		$190,208			$269,026			$312,110
Net interest spread			0.32%			0.36%			0.38%
Net interest margin			0.39%			0.49%			0.51%
_________________________
(1)    The average balances are reflected at amortized cost.
(2)    Non-accrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 7 summarizes changes in interest income and interest expense for the years ended December 31, 2020 and 2019. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 7 - Rate and Volume Analysis
(dollars in thousands)

	For the Year Ended December 31, 2020 vs. 2019			For the Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(126,624)	$(338,672)	$(465,296)	$(141,190)	$163,369	$22,179
Interest-bearing deposits	437	(17,078)	(16,641)	16,338	619	16,957
Securities purchased under agreements to resell	(52,956)	(55,433)	(108,389)	31,512	14,208	45,720
Federal funds sold	6,794	(46,800)	(40,006)	(68,989)	18,860	(50,129)
Investment securities	59,094	(97,049)	(37,955)	(8,519)	(18,377)	(26,896)
Mortgage loans	(2,616)	(20,441)	(23,057)	10,332	881	11,213
Other earning assets	45	(22)	23	(7)	10	3
Total interest income	(115,826)	(575,495)	(691,321)	(160,523)	179,570	19,047
Interest expense
Consolidated obligations
Discount notes	(82,849)	(299,304)	(382,153)	(93,053)	101,506	8,453
Bonds	(25,713)	(198,423)	(224,136)	(35,398)	88,755	53,357
Deposits	2,631	(8,294)	(5,663)	774	497	1,271
Mandatorily redeemable capital stock	(465)	(288)	(753)	(974)	25	(949)
Other borrowings	224	(22)	202	(22)	21	(1)
Total interest expense	(106,172)	(506,331)	(612,503)	(128,673)	190,804	62,131
Change in net interest income	$(9,654)	$(69,164)	$(78,818)	$(31,850)	$(11,234)	$(43,084)

Average Balance of Advances Outstanding

The average balance of total advances decreased $5.3 billion, or 16.1 percent, for the year ended December 31, 2020, compared with the same period in 2019. We believe it is likely that advances balances will remain for some time at a level that is significantly lower than that of the past several years, or could decline further.

For the year ended December 31, 2020 and 2019, net prepayment fees on advances were $24.0 million and $35.0 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $3.1 billion, or 34.1 percent, for the year ended December 31, 2020, compared with the same period in 2019. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the sharp decrease in the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold decreased from 2.20 percent during the year ended December 31, 2019 to 0.60 percent during the year ended December 31, 2020, while average yields on securities purchased under agreements to resell decreased from 2.25 percent for the year ended December 31, 2019 to 0.75 percent for the year ended December 31, 2020. These investments are used for liquidity management.

Average investment-securities balances increased $2.9 billion, or 35.8 percent for the year ended December 31, 2020, compared with the same period in 2019, an increase consisting primarily of a $3.2 billion increase in U.S. Treasury obligations offset by a $258.6 million decline in MBS.

Average Balance of COs

Average CO balances decreased $5.4 billion, or 10.6 percent, for the year ended December 31, 2020, compared with the same period in 2019, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This overall decrease consisted of declines of $4.3 billion in CO discount notes and $1.1 billion in CO bonds.

The average balance of CO discount notes represented approximately 46.5 percent of total average COs during the year ended December 31, 2020, compared with 50.0 percent of total average COs during the year ended December 31, 2019. The average balance of CO bonds represented 53.5 percent and 50.0 percent of total average COs outstanding during the years ended December 31, 2020 and 2019, respectively.

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

Table 8 below provides a summary of the impact of derivatives and hedging activities on our earnings, excluding derivatives that are economically hedging trading securities and not designated in qualifying fair-value hedge relationships. Table 9 below provides a summary of the impact on our earnings from economically hedged trading securities and the associated derivatives.

Table 8 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Year Ended December 31, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,937)	$—	$(1,846)	$(3,707)	$—	$(7,490)
Losses on designated fair-value hedges	(542)	(5,448)	—	(1,746)	—	(7,736)
Net interest settlements on derivatives(2)	(53,615)	(70,317)	—	23,843	—	(100,089)
Total net interest income	(56,094)	(75,765)	(1,846)	18,390	—	(115,315)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on derivatives not receiving hedge accounting	(719)	—	—	—	1,076	357
Mortgage delivery commitments	—	—	1,405	—	—	1,405
Net (losses) gains on derivatives and hedging activities	(719)	—	1,405	—	1,076	1,762

Total net effect of derivatives and hedging activities	$(56,813)	$(75,765)	$(441)	$18,390	$1,076	$(113,553)

	For the Year Ended December 31, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,934)	$—	$(752)	$(2,567)	$—	$(5,253)
Gains (losses) on designated fair-value hedges	2,358	824	—	(1,100)	—	2,082
Net interest settlements included in net interest income (2)	39,085	(22,249)	—	(17,482)	—	(646)
Total net interest income	39,509	(21,425)	(752)	(21,149)	—	(3,817)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(1,266)	—	—	—	—	(1,266)
Mortgage delivery commitments	—	—	1,945	—	—	1,945
Net (losses) gains on derivatives and hedging activities	(1,266)	—	1,945	—	—	679

Total net effect of derivatives and hedging activities	$38,243	$(21,425)	$1,193	$(21,149)	$—	$(3,138)

	For the Year Ended December 31, 2018
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,475)	$—	$(399)	$945	$—	$(929)
Net interest settlements included in net interest income (2)	51,522	(26,040)	—	(27,895)	—	(2,413)
Total net interest income	50,047	(26,040)	(399)	(26,950)	—	(3,342)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	704	1,749	—	(426)	—	2,027
Gains on cash-flow hedges	—	—	—	227	—	227
Losses on derivatives not receiving hedge accounting	(72)	—	—	—	—	(72)
Mortgage delivery commitments	—	—	421	—	—	421
Price alignment amount(3)	—	—	—	—	(1,021)	(1,021)
Net gains (losses) on derivatives and hedging activities	632	1,749	421	(199)	(1,021)	1,582

Total net effect of derivatives and hedging activities	$50,679	$(24,291)	$22	$(27,149)	$(1,021)	$(1,760)
_____________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.
(3)    Represents the amount for derivatives for which variation margin, or payments made for changes in market value of the transaction, is characterized as a daily settlement amount.

Economically Hedged Trading Securities

We maintain a portfolio of economically hedged trading securities consisting of U.S Treasury obligations, which totaled $3.6 billion at December 31, 2020. Because these securities are not designated in qualifying fair-value hedge relationships, the income statement impacts of the economic hedge relationships appear within multiple line items of our income statement. Table 9 presents the net impact to our earnings arising from these economically hedged trading securities.

Table 9 - Economically Hedged Trading Securities (1)
(dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Interest income
Net interest settlements on trading securities	$83,056	$21,376	$7,195

Net unrealized (losses) gains on trading securities	(11,740)	1,074	(4,465)

Net gains (losses) on derivatives and hedging activities
Net interest settlements on derivatives	(34,777)	1,304	(2,487)
Change in fair value of derivatives	(16,767)	(652)	3,242
Price alignment interest (2)	108	88	—
Total net impact of economically hedged trading securities	$19,880	$23,190	$3,485
_____________________
(1)    Includes only trading securities that are economically hedged with an associated derivative.
(2)    Represents the amount for derivatives for which variation margin, or payments made for the changes in the market value of the transaction, is characterized as a daily settlement amount.

Comparison of the year ended December 31, 2019, versus the year ended December 31, 2018

For discussion and analysis of our results of operations for 2019 compared to 2018, see the Results of Operations section in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K.

FINANCIAL CONDITION

Advances

At December 31, 2020, the advances portfolio totaled $18.8 billion, a decrease of $15.8 billion compared with $34.6 billion at December 31, 2019. Advances increased during the month of March, as members sought on-balance-sheet liquidity as a result of market volatility and projected additional loan demand. During the remainder of the year, however, demand for advances declined, as member deposit levels increased significantly.

Table 10 - Advances Outstanding by Product Type
(dollars in thousands)

	December 31, 2020		December 31, 2019
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$9,839,714	52.6%	$12,428,285	35.9%
Short-term	4,180,412	22.3	12,126,389	35.1
Putable	1,874,925	10.0	1,349,500	3.9
Amortizing	667,506	3.6	783,400	2.3
Overnight	170,045	0.9	1,409,017	4.1
All other fixed-rate advances	10,000	0.1	10,000	—
	16,742,602	89.5	28,106,591	81.3

Variable-rate advances
Simple variable (1)	1,906,575	10.2	6,379,495	18.4
Putable	—	—	34,000	0.1
All other variable-rate indexed advances	55,335	0.3	63,801	0.2
	1,961,910	10.5	6,477,296	18.7
Total par value	$18,704,512	100.0%	$34,583,887	100.0%
_____________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Advances for disclosures relating to redemption terms of the advances portfolio.

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

Our members experienced some degradation in key financial metrics over the 12 months ending September 30, 2020, as a result of a significant decline in interest rates, the implementation of the current expected credit loss reserving methodology by some members, and the onset of the coronavirus pandemic. The pandemic has interjected uncertainties regarding the future level of problem loans, with increases likely over the coming year. Because of loan forbearance measures enacted under the CARES Act, reported nonperforming assets have seen only modest increases since the pandemic started. While the balance of loans in forbearance is not publicly available, aggregate nonperforming assets for depository institution members increased slightly during the twelve months ending September 30, 2020, and as a percentage of assets were 0.49 percent at September 30, 2020, compared to 0.35 percent at September 30, 2019. September 30, 2020, is the date of our most recent data on our membership. There were no member failures during 2020 and all of the Bank’s members had positive tangible capital as of September 30, 2020. All of our extensions of credit to members are secured by eligible collateral as noted herein. However, we could incur losses if a member were to default, if the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member’s obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral.

We assign each non-insurance company borrower to one of the following three credit status categories based on our assessment of the borrower's overall financial condition and other factors:

Category-1: Members that are generally in satisfactory financial condition;
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

•Category-1 borrowers retain possession of all mortgage loan collateral pledged to us, provided the borrower executes a written security agreement and agrees to hold such collateral for our benefit. Category-1 borrowers must specifically list with us all mortgage loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property.
•Category-2 borrowers retain possession of eligible mortgage loan collateral, however, we require such borrowers to specifically list all loan collateral pledged to us.
•Category-3 borrowers are required to place physical possession of all pledged eligible collateral with us or an approved safekeeping agent, with which we have a control agreement.

All securities pledged to us by our borrowers must be delivered to us, delivered to an approved safekeeping agent, or held by the borrower's securities corporation in a custodial account with us. We have control agreements with approved safekeeping agents which are intended to give us appropriate control over the related collateral.

Our agreements with our borrowers require each borrower to have sufficient eligible collateral pledged to us to fully secure all outstanding extensions of credit, including advances, accrued interest receivable, standby letters of credit, MPF credit-enhancement obligations, and lines of credit (collectively, extensions of credit) at all times. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Advances for the types of assets we generally accept at collateral.

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

We generally require our members and housing associates to execute a security agreement that grants us a blanket lien on all unencumbered assets of such borrowers that consist of, among other things: fully disbursed whole first-mortgage loans and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us; such other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies, housing associates, and CDFIs, in some instances we establish a specific lien instead of a blanket lien subject to additional safeguards including, among other things, larger haircuts on collateral. We protect our security interests in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction, or by taking possession or control of such collateral, or by taking other appropriate steps. We conduct reviews of loan collateral pledged by borrowers to determine that the pledged collateral conforms to our eligibility requirements, and to adjust, if warranted, the lendable value of loan collateral pledged. We may conduct collateral reviews at any time.

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

Table 11 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of December 31, 2020
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	217	$13,462,336	$94,485,698	701.9%
Category-2	13	359,978	846,759	235.2
Category-3	15	397,707	511,202	128.5
Insurance companies	24	4,484,491	6,150,129	137.1
Total	269	$18,704,512	$101,993,788	545.3%

The method by which a borrower pledges collateral is dependent upon the type of borrower (depository vs. non-depository), the category to which the borrower is assigned, and the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are eligible to specifically list and identify single-family owner-occupied residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.

The Bank may adjust the credit status category of a member from time to time based on the financial reviews and other circumstances of the member.

We have not recorded any allowance for credit losses on advances at December 31, 2020, and 2019, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Mortgage Loans Held for Portfolio.

Table 12 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	December 31, 2020
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,680,000	9.0%	1.90%
Voya Retirement Insurance and Annuity Company	795,000	4.3	0.53
Metropolitan Property & Casualty Insurance Company	700,000	3.7	0.38
Salem Five Cents Savings Bank	620,316	3.3	0.30
East Boston Savings Bank	610,625	3.3	2.33
Total of top five advance-borrowing institutions	$4,405,941	23.6%

	December 31, 2019
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$5,005,773	14.5%	2.01%
People's United Bank, N.A.	3,111,088	9.0	1.79
Webster Bank, N.A.	1,948,476	5.6	1.87
Washington Trust Company	1,141,464	3.3	2.17
Massachusetts Mutual Life Insurance Company	1,100,000	3.2	2.51
Total of top five advance-borrowing institutions	$12,306,801	35.6%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2020, investment securities and short-term money-market instruments totaled $13.3 billion, a decrease from $16.1 billion at December 31, 2019.

Short-term money-market investments decreased $2.3 billion to $3.3 billion at December 31, 2020, compared with December 31, 2019. The decrease was attributable to a $2.8 billion decrease in securities purchased under agreements to resell and a $954.7 million decrease in interest bearing deposits offset by a $1.4 billion increase in federal funds sold.

Investment securities declined $498.0 million to $10.0 billion at December 31, 2020, compared with December 31, 2019. This was attributable to a decrease of $1.9 billion in MBS offset by an increase of $1.4 billion in U.S. Treasury obligations.

Held-to-Maturity Securities

Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity.

Table 13 - Held-to-Maturity Securities
(dollars in thousands)

	December 31,
	2020					2019	2018
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. agency obligations	$—	$—	$—	$—	$—	$—	$208
State or local housing-finance-agency obligations (HFA securities) (1)	—	—	—	—	—	87,250	104,465
Total non-MBS	—	—	—	—	—	87,250	104,673
MBS (1)
U.S. government guaranteed - single-family	—	58	—	5,330	5,388	6,987	8,173
GSEs - single-family	10	11,260	3,534	186,970	201,774	303,604	412,639
GSEs - multifamily	—	—	—	—	—	140,661	209,786
Private-label	—	—	—	—	—	332,605	552,989
ABS backed by home equity loans	—	—	—	—	—	—	6,763
Total MBS	10	11,318	3,534	192,300	207,162	783,857	1,190,350
Total held-to-maturity securities	$10	$11,318	$3,534	$192,300	$207,162	$871,107	$1,295,023
Yield on held-to-maturity securities	4.73%	2.62%	0.59%	1.56%
________________________
(1)    Maturity ranges are based on the contractual final maturity of the security.

Available-for-Sale Securities

We classify certain investment securities as available-for-sale to enable liquidation at a future date or to enable the application of hedge accounting using interest-rate swaps. By classifying investments as available-for-sale, we can consider these securities to be a source of short-term liquidity, if needed. Additionally, we own certain available-for-sale securities that are hedged by matched-term interest-rate swaps to achieve an OIS based variable yield, a strategy we employ particularly when we can earn a wider interest spread between the swapped yield on the investment and short-term debt instruments than we can earn between the bond's fixed yield and comparable-term fixed-rate debt.

Table 14 - Available-for-Sale Securities
(dollars in thousands)

	December 31,
	2020					2019	2018
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
HFA securities	$10,524	$49,982	$26,574	$35,469	$122,549	$64,652	$49,601
Supranational institutions	—	116,831	313,238	—	430,069	416,429	405,155
U.S. government corporations	—	—	—	322,061	322,061	296,761	273,169
GSEs	—	—	49,941	85,051	134,992	123,786	115,627
Total non-MBS	10,524	166,813	389,753	442,581	1,009,671	901,628	843,552
MBS (1)
U.S. government guaranteed - single-family	—	—	—	29,408	29,408	57,714	75,658
U.S. government guaranteed - multifamily	—	—	—	47,180	47,180	282,617	361,134
GSEs - single-family	—	—	124,642	1,344,406	1,469,048	2,590,271	3,562,159
GSEs - multifamily	—	7,004	3,365,191	292,646	3,664,841	3,576,770	1,007,441
Total MBS	—	7,004	3,489,833	1,713,640	5,210,477	6,507,372	5,006,392
Total available-for-sale securities	$10,524	$173,817	$3,879,586	$2,156,221	$6,220,148	$7,409,000	$5,849,944
Yield on available-for-sale securities	—%	3.76%	2.40%	2.31%
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

Table 15 - Trading Securities
(dollars in thousands)

	December 31,
	2020					2019	2018
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
Corporate bonds	$—	$5,422	$—	$—	$5,422	$5,896	$6,102
U.S. Treasury obligations	3,087,230	509,488	—	—	3,596,718	2,240,236	—
Total Non-MBS	3,087,230	514,910	—	—	3,602,140	2,246,132	6,102

MBS (1)
U.S. government guaranteed - single-family	1	1,406	1,477	—	2,884	4,047	5,344
GSEs - single-family	—	16	2	37	55	85	148
GSEs - multifamily	—	—	—	—	—	—	151,444
Total MBS	1	1,422	1,479	37	2,939	4,132	156,936
Total trading securities	$3,087,231	$516,332	$1,479	$37	$3,605,079	$2,250,264	$163,038
Yield on trading securities	2.15%	2.00%	2.75%	4.10%
________________________
(1)    MBS maturity ranges are based on the contractual final maturity of the security.
Certain Investment Concentrations
Table 16 - Securities from issuers which Represent Total Carrying Value Greater than 10 Percent of Our Total Capital
(dollars in thousands)

	As of December 31, 2020
Name of Issuer	Carrying Value(1)	Fair Value
Non-MBS:
U.S. Treasury	$3,596,718	$3,596,718
Inter-American Development Bank	430,069	430,069
Tennessee Valley Authority	322,061	322,061
Fannie Mae	134,992	134,992

MBS:
Freddie Mac	2,994,559	2,997,126
Fannie Mae	2,341,159	2,343,164
_______________________
(1)Carrying value for trading securities and available-for-sale securities represents fair value.

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

Table 17 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of December 31, 2020
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$149	$299,000	$—	$—	$—
Securities purchased under agreements to resell	—	—	750,000	—	—	—
Federal funds sold	—	250,000	2,010,000	—	—	—
Total money-market instruments	—	250,149	3,059,000	—	—	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	3,596,718	—	—	—	—
Corporate bonds	—	—	—	—	—	5,422
U.S. government-owned corporations	—	322,061	—	—	—	—
GSE	—	134,992	—	—	—	—
Supranational institutions	430,069	—	—	—	—	—
HFA securities	45,444	41,637	4,045	31,423	—	—
Total non-MBS	475,513	4,095,408	4,045	31,423	—	5,422

MBS:
U.S. government guaranteed - single-family	—	37,680	—	—	—	—
U.S. government guaranteed - multifamily	—	47,180	—	—	—	—
GSE – single-family	—	1,670,877	—	—	—	—
GSE – multifamily	—	3,664,841	—	—	—	—
Total MBS	—	5,420,578	—	—	—	—

Total investment securities	475,513	9,515,986	4,045	31,423	—	5,422

Total investments	$475,513	$9,766,135	$3,063,045	$31,423	$—	$5,422
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2020. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

We are generally prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments. Our unsecured money-market credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation.

Table 18 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	December 31, 2020	December 31, 2019
Interest bearing deposits	$299,149	$1,253,873
Federal funds sold	2,260,000	860,000
Supranational institutions	430,069	416,429
U.S. government-owned corporations	322,061	296,761
GSEs	134,992	123,786

Table 19 - Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures

Issuer / counterparty	As of December 31, 2020
Inter-American Development Bank	11.9%
Bank of Nova Scotia	11.5
Australia and New Zealand Bank	11.5
Cooperatieve Rabobank U.A.	11.5

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2020, our mortgage loan investment portfolio totaled $3.9 billion, a decrease of $571.0 million from December 31, 2019. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. In addition, prepayment activity in the year ended December 31, 2020, has been elevated and has outpaced our purchases of mortgage loans. For additional information, see Legislative and Regulatory Developments.

Table 20 - Par Value of Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31,
	2020	2019	2018	2017	2016
Conventional mortgage loans
MPF Original	$1,235,220	$1,665,708	$1,899,446	$2,105,485	$2,310,350
MPF 125	105,916	146,831	171,550	195,870	227,098
MPF Plus	74,739	98,649	128,428	167,003	227,654
MPF 35	2,208,682	2,229,067	1,703,131	1,100,115	470,733
Total conventional mortgage loans	3,624,557	4,140,255	3,902,555	3,568,473	3,235,835
Government mortgage loans	246,150	292,203	328,651	365,231	391,127
Total	$3,870,707	$4,432,458	$4,231,206	$3,933,704	$3,626,962

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

Table 21 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2020	December 31, 2019
Massachusetts	62%	60%
Maine	10	10
Connecticut	8	9
All others	20	21
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 22 - Delinquent Mortgage Loans
(dollars in thousands)

	December 31,
	2020	2019	2018	2017	2016
Total par value of government loans past due 90 days or more and still accruing interest	$5,472	$5,381	$6,433	$4,664	$5,527
Nonaccrual loans, par value	74,348	11,414	7,960	13,450	16,918
Troubled debt restructurings (not included above)	6,095	5,887	7,199	6,637	6,846

Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations by state of five percent or greater of the outstanding principal balance of our total conventional mortgage loans delinquent by more than 30 days are shown in Table 23.

Table 23 - State Concentrations of Delinquent Conventional Mortgage Loans

	December 31,
Percentage of Outstanding Principal Balance of Delinquent Conventional Mortgage Loans	2020	2019
Massachusetts	57%	44%
Connecticut	15	14
Maine	8	4
All others	20	38
Total	100%	100%

Table 24 - Characteristics of Our Investments in Mortgage Loans(1)

	December 31,
	2020	2019
Loan-to-value ratio at origination
< 60.00%	21%	18%
60.01% to 70.00%	16	15
70.01% to 80.00%	20	19
80.01% to 90.00%	31	35
Greater than 90.00%	12	13
Total	100%	100%
Weighted average loan-to-value ratio	72%	73%
FICO score at origination
< 620	—%	1%
620 to < 660	5	4
660 to < 700	12	12
700 to < 740	19	18
≥ 740	64	65
Total	100%	100%
Weighted average FICO score	752	751
_______________________
(1)Percentages are calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Higher-Risk Loans. Our portfolio includes certain higher-risk subprime conventional mortgage loans. The higher-risk subprime loans represent a relatively small portion of our conventional mortgage loan portfolio (5.9 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (17.3 percent by outstanding principal balance).

Table 25 - Summary of Higher-Risk Conventional Mortgage Loans
(dollars in thousands)

	As of December 31, 2020
High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$213,162	3.54%	0.91%	4.97%
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

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of December 31, 2020, we were the beneficiary of PMI coverage of $110.8 million on $424.4 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits and custodial mortgage accounts, and prior to February 19, 2021, we offered term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2020, and December 31, 2019, deposits totaled $1.1 billion and $674.3 million, respectively.

Term deposits with a maturity of three months or less were $800 thousand with a weighted average interest rate of 1.82 percent at December 31, 2019.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $161.2 million and $159.7 million as of December 31, 2020, and December 31, 2019, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $24.1 million and $10.3 million as of December 31, 2020, and December 31, 2019, respectively.

We offset fair-value amounts recognized for derivative instruments with fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same counterparty under a master-netting arrangement as well as arising from derivatives cleared through a DCO.

We base the estimated fair values of these agreements on the fair value of interest-rate-exchange agreements with similar terms or available market prices. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash-flow analysis and comparison with similar instruments. Estimates developed using these methods are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. We formally establish hedging relationships associated with balance-sheet items and forecasted transactions to obtain desired economic results. These hedge relationships may include fair-value and cash-flow hedges, as well as economic hedges.

All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets. We had commitments for which we were obligated to invest in mortgage loans with par values totaling $28.4 million and $49.9 million at December 31, 2020 and 2019, respectively.

Table 26 - Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			December 31, 2020		December 31, 2019
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,532,123	$(21,870)	$5,065,193	$(4,003)
	Swaps	Economic	670,300	(44,466)	677,300	(30,080)
Total associated with advances			5,202,423	(66,336)	5,742,493	(34,083)
Available-for-sale securities	Swaps	Fair value	3,735,362	33,751	3,735,362	17,946
Trading securities	Swaps	Economic	3,550,000	19,669	2,225,000	(885)
COs	Swaps	Fair value	1,692,990	(3,443)	3,327,550	(7,053)
	Forward starting swaps	Cash Flow	17,000	(14)	17,000	19
Total associated with COs			1,709,990	(3,457)	3,344,550	(7,034)
Balance Sheet	Swaps	Economic	1,316,522	29	—	—
Total			15,514,297	(16,344)	15,047,405	(24,056)
Mortgage delivery commitments			28,386	220	49,911	227
Total derivatives			$15,542,683	(16,124)	$15,097,316	(23,829)
Accrued interest				(62,464)		(4,647)
Cash collateral, including related accrued interest				215,764		177,936
Net derivatives				$137,176		$149,460

Derivative asset				$161,238		$159,731
Derivative liability				(24,062)		(10,271)
Net derivatives				$137,176		$149,460
 _______________________
(1)    As of December 31, 2020 and 2019, embedded derivatives separated from certain advance contracts with notional amounts of $670.3 million and $677.3 million, respectively, and fair values of $44.5 million and $30.0 million, respectively, are not included in the table.
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

Table 27 - Hedging Strategies
(dollars in thousands)

			Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	December 31, 2020	December 31, 2019
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	Fair value	$3,287,898	$4,326,393
		Economic	20,500	10,000
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	Fair value	1,225,125	701,200
		Economic	649,800	648,300
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	Fair value	19,100	22,600
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value	—	15,000
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	Economic	—	19,000
			5,202,423	5,742,493

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	Fair value	3,735,362	3,735,362
		Economic	3,550,000	2,225,000
			7,285,362	5,960,362

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	Fair value	1,402,990	2,029,550
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	Fair value	290,000	1,298,000
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	Cash flow	17,000	17,000
			1,709,990	3,344,550

Balance Sheet
Pay float, receive fixed interest-rate swap	Interest-rate swap not linked to a specific asset, liability or forecasted transaction	Economic	658,261	—
Pay fixed, receive float interest-rate swap	Interest-rate swap not linked to a specific asset, liability or forecasted transaction	Economic	658,261	—
			1,316,522	—

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	Economic	28,386	49,911
Total			$15,542,683	$15,097,316

Tables 28 and 29 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $6.2 billion, representing 40.1 percent of all derivatives outstanding as of December 31, 2020. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 28 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity
(dollars in thousands)

	As of December 31, 2020
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,762,803	$(11,790)	$1,762,803	$11,682	1.60%	0.19%	1.17%	0.62%
Due after one year through two years	702,985	(12,533)	702,985	12,413	1.79	0.14	1.31	0.62
Due after two years through three years	353,800	(12,964)	353,800	12,857	2.22	0.18	1.73	0.67
Due after three years through four years	422,500	(18,899)	422,500	18,603	2.01	0.09	1.40	0.70
Due after four years through five years	943,925	(19,441)	943,925	19,175	1.36	0.10	0.64	0.82
Thereafter	346,110	(16,526)	346,110	16,134	1.94	0.12	1.14	0.92
Total	$4,532,123	$(92,153)	$4,532,123	$90,864	1.69%	0.15%	1.14%	0.70%
_______________________
(1)    Not included in the fair value is $70.3 million of variation margin, or payments made for changes in the market value of the transaction, paid for daily settled contracts.
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
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2020.

Table 29 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity
(dollars in thousands)

	As of December 31, 2020
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$806,770	$7,207	$806,770	$(7,093)	1.75%	1.71%	0.09%	0.13%
Due after one year through two years	192,220	4,508	192,220	(4,504)	1.64	1.60	0.16	0.20
Due after two years through three years	60,000	1,441	60,000	(1,434)	1.37	1.19	0.09	0.27
Due after three years through four years	80,000	552	80,000	(551)	1.82	1.82	0.18	0.18
Due after four years through five years	354,000	(32)	354,000	25	0.69	0.59	0.10	0.20
Thereafter	200,000	7,695	200,000	(8,956)	3.50	1.31	0.09	2.28
Total	$1,692,990	$21,371	$1,692,990	$(22,513)	1.71%	1.40%	0.10%	0.41%
_______________________
(1)    Not included in the fair value is $24.8 million of variation margin, or payments made for changes in the market value of the transaction, received for daily settled contracts.
(2)    Included in the CO bonds hedged amount are $290.0 million of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.
(3)     The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2020.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in Table 30 below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty.

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

Table 30 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of December 31, 2020
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$199,000	$22	$—	$22
Cleared derivatives	6,982,737	1,313	89,200	90,513

Liability positions with credit exposure:
Uncleared derivatives
Single-A	1,160,800	(36,915)	38,134	1,219
Cleared derivatives	6,109,035	(2,710)	72,899	70,189
Total derivative positions with nonmember counterparties to which we had credit exposure	14,451,572	(38,290)	200,233	161,943

Mortgage delivery commitments (2)	28,386	220	—	220
Total	$14,479,958	$(38,070)	$200,233	$162,163

Derivative positions without credit exposure: (3)
Single-A	$1,052,725
Triple-B	10,000
Total derivative positions without credit exposure	$1,062,725
_______________________
(1)    Uncleared derivatives counterparty ratings are obtained from Moody's, Fitch, and S&P. Each rating classification includes all rating levels within that category. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor or the counterparty is used.
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

Uncleared derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. Prior to January 1, 2020, we entered into new uncleared derivatives only with nonmember institutions that had long-term senior unsecured NRSRO credit ratings that are at or above single-A (or its equivalent) although risk-reducing trades could be approved for counterparties whose ratings had fallen below these ratings. Effective January 1, 2020, we have replaced the NRSRO rating minimum with our third highest internal rating minimum. See Part 1 — Item 1 — Business — Business Lines — Investments for additional information. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals such as credit default swap spreads. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that may require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. These agreements may require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities.

We may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing deposits. We may also engage in short-term secured reverse repurchase agreements with affiliates of these counterparties. Some of these counterparties have affiliates that buy, sell, and distribute our COs.

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

Transition from LIBOR to Alternative Reference Rates

In July 2017, the United Kingdom's FCA, the regulator for LIBOR, announced that after 2021 it will no longer persuade or compel the major banks that sustain LIBOR to submit rates for the calculation of LIBOR. The Alternative Reference Rates Committee (ARRC), which was established in 2014 by the Federal Reserve and the Federal Reserve Bank of New York to help ensure a successful transition in the U.S. from LIBOR, recommended SOFR as the alternative reference rate to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight U.S. Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in the second quarter of 2018.

Certain of our investment securities and derivatives are indexed to LIBOR with exposure extending beyond December 31, 2021. We are currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, with SOFR as the dominant replacement benchmark. As a result, we have developed a LIBOR transition plan, which addresses considerations such as LIBOR exposure, contract “fallback” language (which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement), operational preparedness, and balance sheet management, as well as contingencies for the potential unavailability of the index prior to December 31, 2021.

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

The Bank has participated in the FHLBank System’s issuances of SOFR-indexed COs as our funding needs require since the FHLBank System began issuing such COs in November 2018. Market activity in SOFR-indexed financial instruments continues to increase. During the year ended December 31, 2020, we issued $7.8 billion in SOFR-indexed COs. In October

2019, the Bank began to offer a SOFR-based advance. During the year ended December 31, 2020, we issued $1.9 billion in SOFR-indexed advances.

In March 2019, the Bank began to implement OIS based on the federal funds effective rate as an alternative interest rate hedging strategy for certain financial instruments, rather than using LIBOR when entering into new derivative transactions. In addition, a SOFR-based derivative market has begun to emerge.

On September 27, 2019, the FHFA issued a Supervisory Letter that limits certain activities of the FHLBanks with respect to new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021. Early in 2019, before the issuance of the Supervisory Letter, we limited the maturities of certain advances that are linked to LIBOR to December 31, 2021. In addition, prior to the issuance of the Supervisory Letter, we had ceased purchasing investments that reference LIBOR and mature after December 31, 2021, and we had suspended entering into LIBOR-indexed derivatives that terminate after December 31, 2021. See Legislative and Regulatory Developments for more information on the Supervisory Letter.

On October 16, 2020, the clearing houses CME and LCH transitioned the rate for discounting all U.S. Dollar interest rate cleared swaps from the Effective Fed Funds Rate to SOFR. On October 21, 2020, we adhered to the ISDA 2020 IBOR Fallbacks Protocol, a multilateral mechanism that, effective January 25, 2021, through the IBOR Fallbacks Supplement, amended our legacy bilateral, over-the-counter LIBOR-based interest rate swaps to substitute SOFR for LIBOR as the benchmark rate following the cessation of LIBOR or if LIBOR is declared by the FCA to be no longer representative of the underlying market and economic reality that it is intended to measure. See Legislative and Regulatory Developments for additional information.

On November 30, 2020, the Federal Reserve, the Office of the Comptroller of the Currency (OCC), and the FDIC issued a joint statement encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and no later than December 31, 2021. On March 5, 2021, the FCA announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, or, in the case of some more frequently used U.S. dollar LIBOR settings, immediately after June 30, 2023. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date.

We have exposures to advances, investment securities and derivatives with interest rates indexed to U.S. dollar LIBOR. All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023. Table 31 presents our exposure to LIBOR-indexed advances and investment securities, and Table 33 presents our exposure to LIBOR-indexed derivatives, at December 31, 2020.

Table 31 - LIBOR-Indexed Variable Rate Financial Instruments at December 31, 2020
(dollars in thousands)

	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due in 2021	Due in 2022	Due in 2023, through June 30	Due after June 30, 2023	Total
Advances, par amount by redemption term(1)	$19,100	$—	$—	$—	$19,100
Investment securities, par amount by contractual maturity
Non-MBS	—	—	3,952	65,210	69,162
MBS(2)	—	16	—	1,028,827	1,028,843
Total investment securities	—	16	3,952	1,094,037	1,098,005
Total financial instruments	$19,100	$16	$3,952	$1,094,037	$1,117,105
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

The following table presents our variable rate advances, investment securities, and CO bonds by interest-rate index at December 31, 2020.

Table 32 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$19,100	$69,162	$1,028,843	$—
SOFR	697,500	—	—	8,549,000
FHLBank discount note auction rate	1,245,310	—	—	—
Constant Maturity Treasury	—	—	60,381	—
Other	—	—	135	—
Total	$1,961,910	$69,162	$1,089,359	$8,549,000

The following table presents our derivatives with LIBOR exposure at December 31, 2020.

Table 33 - Notional Amount of Derivative with LIBOR Exposure by Termination Date
(dollars in thousands)

	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Terminates in 2021	$186,770	$190,000	$782,903	$107,600
Terminates in 2022	137,220	—	70,625	221,000
Terminates in 2023, through June 30	—	—	15,000	546,600
Terminates after June 30, 2023	—	—	42,750	435,900
Total notional amount	$323,990	$190,000	$911,278	$1,311,100

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short-, and intermediate-term financial instruments.

During the year ended December 31, 2020, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. As we entered March 2020, markets were disrupted by uncertainty surrounding the COVID-19 pandemic, spurring two FOMC actions to reduce the federal funds target rate by a total of 150 basis points. Our short-term funding was generally driven by increased member demand for advances and was achieved primarily through the issuance of discount notes and short-term CO bonds. We maintained liquidity through short-term investments in compliance with guidance from the FHFA. Maintaining liquidity on our balance sheet, however, can expose us to additional interest-rate risk, which could reduce net interest income when interest rates decline, as was the case during the year ended December 31, 2020.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the year ended December 31, 2020.

For information and discussion of our guarantees and other commitments we may have, see below — Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations, and for further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations.

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2020.

Table 34 - Liquidity Reserves for Deposits
(dollars in thousands)

	December 31,
	2020	2019
Cash and due from banks	$2,050,028	$69,416
Interest-bearing deposits	299,149	1,253,873
U.S. Treasury obligations	3,596,718	2,240,236
Advances maturing within five years	17,759,474	33,271,576
Total liquid assets	23,705,369	36,835,101
Total deposits	1,088,987	674,309
Excess liquid assets	$22,616,382	$36,160,792

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the

Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the year ended December 31, 2020.

Table 35 - Projected Net Cash Flow
(dollars in thousands)

As of December 31, 2020
21 Days
Uses of funds
Interest payable	$35,753
Maturing liabilities	6,848,333
Committed asset settlements	42,050
Capital outflow	90,816
MPF delivery commitments	28,387
Other	2,326
Gross uses of funds	7,047,665

Sources of funds
Interest receivable	54,422
Maturing or projected amortization of assets	5,940,117
Committed liability settlements	249,964
Cash and due from banks and interest bearing deposits	2,348,977
Gross sources of funds	8,593,480

Projected net cash flow	$1,545,815

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

We were in compliance with these additional liquidity requirements at all times during the year ended December 31, 2020.

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

Table 36 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average December 31, 2020	Three-Month Average December 31, 2019
3-month Funding Gap (2)	15%	13%	(0.9)%	10.8%
1-year Funding Gap	30%	25%	9.8%	12.2%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period. Compliance with Limits and Management Action Triggers are evaluated against the rolling three-month average of the month-end funding gaps.
(2)    The reduction in the three-month average of the three-month funding gap between December 31, 2020 and December 31, 2019, is primarily due to the period over period reduction in floating-rate advances which have a contractual maturity beyond three months but are funded with borrowings with maturities of three months or less to match the borrower’s option to prepay on the reset date.

External Sources of Liquidity

Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event we do not fund principal and interest payments due with respect to any CO for which issuance proceeds were allocated to us within deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks has a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding FHLBanks. We have never drawn funding under this agreement, nor have we ever been required to provide funding to another FHLBank under this agreement.

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2020, and December 31, 2019, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $34.3 billion and $51.6 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

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

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2020, and December 31, 2019. CO bonds outstanding for which we are primarily liable at December 31, 2020, and December 31, 2019, include issued callable bonds totaling $1.7 billion and $2.9 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short-term variable coupon repricing intervals. CO discount notes comprised 37.5 percent and 53.7 percent of the outstanding COs for which we are primarily liable at December 31, 2020, and December 31, 2019, respectively, but accounted for 89.1 percent and 93.0 percent of the proceeds from the issuance of such COs during the years ended December 31, 2020 and 2019, respectively.

Table 37 - Short-Term Borrowings
(dollars in thousands)

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Outstanding par amount at end of the period	$12,879,765	$27,733,146	$33,147,065	$3,761,250	$2,705,500	$3,020,150
Weighted-average rate at the end of the period	0.10%	1.59%	2.37%	0.33%	1.84%	2.35%
Daily-average par amount outstanding for the period	$21,224,879	$25,489,068	$30,078,903	$3,763,736	$3,233,222	$3,152,989
Weighted-average rate for the period	0.88%	2.24%	1.87%	0.58%	2.10%	1.94%
Highest par amount outstanding at any month-end	$39,743,071	$33,147,065	$33,501,223	$4,709,900	$3,779,300	$3,760,990

Although we are primarily liable for our portion of COs, that is, the issuance proceeds allocated to us, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $746.8 billion and $1.0 trillion, respectively, at December 31, 2020 and 2019. COs are backed only by the combined financial resources of the FHLBanks. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2020, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

Overall, we continued to experience demand for COs among investors. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. We continued to issue SOFR-indexed COs as our funding needs required. For most of the period covered by this report, COs were issued at yields that were very competitive versus U.S. Treasury securities. COs continue to be issued at yields that are at or lower than LIBOR for comparable short-term maturities, although the relevance of LIBOR in relation to COs is waning.

The Federal Reserve’s recent signaling that low interest rates would last for an extended period and continued repurchase agreement offerings, purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, as well as the previous establishment of liquidity facilities, are potentially important factors that could continue to shape investor demand for debt, including COs. Moreover, expected increases in U.S. Treasury security issuance in response to higher fiscal deficits following fiscal stimulus programs underlying the CARES Act and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at December 31, 2020, was $2.8 billion compared with $3.1 billion at year-end 2019.

Capital stock decreased by $602.0 million during the year ended December 31, 2020, resulting from capital stock repurchases of $2.8 billion offset by the issuance of $2.2 billion of capital stock.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2020, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Capital.

Table 38 - Capital Stock Outstanding by Institution Type
(dollars in thousands)

December 31, 2020
Commercial banks	$286,800
Savings institutions	506,329
Insurance companies	281,729
Credit unions	191,949
Community development financial institutions	365
Total GAAP capital stock	1,267,172
Mandatorily redeemable capital stock	6,282
Total regulatory capital stock	$1,273,454

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $6.3 million and $5.8 million at December 31, 2020, and December 31, 2019, respectively. For additional information on the redemption of our capital stock, see Part 1— Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

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

If we become classified into a capital classification other than adequately capitalized, we could be adversely impacted by the corrective action requirements for that capital classification.

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated December 11, 2020, the Director of the FHFA notified us that, based on September 30, 2020 financial information, we met the definition of adequately capitalized under the Capital Rule. We have not yet received our capital classification based on our December 31, 2020 financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of December 31, 2020, this internal minimum capital requirement equaled $2.1 billion, which was satisfied by our actual regulatory capital of $2.8 billion.

Minimum Retained Earnings Target

At December 31, 2020, we had total retained earnings of $1.5 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

Our methodology for determining retained earnings adequacy and selection of the minimum retained earnings target incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements are market risk and credit risk. Market risk is represented through the Bank's established management action trigger for Value-at-Risk (VaR) market-risk measurement, which estimates an average of the five worst potential changes in our market value of equity due to potential shifts in yield curves, option adjusted spreads and volatility surfaces applicable to our assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults.

Our minimum retained earnings target could be superseded by FHFA mandates, either in the form of an order specific to us or by promulgation of new regulations requiring a level of retained earnings that is different from our current target. Moreover, we may, at any time, change our methodology or assumptions for modeling our minimum retained earnings target and will do so when prudent or when or other reasons warrant such a change. Either of these events could result in us increasing our minimum retained earnings target and, in turn, reducing or eliminating dividends, as necessary.

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

Table 39 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2020	$420,238	$762,379	$1,182,638	$1,273,454	$90,816
December 31, 2019	406,397	1,388,804	1,795,223	1,874,936	79,713
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

As discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock, we currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice. This discretion would most likely be exercised in one of two scenarios. In the first scenario, discretion would be exercised because the member’s financial condition or collateral position is such that we deem it necessary to retain excess stock to fully secure our exposure to the member. In the second scenario, discretion would be exercised to meet the liquidity or capital management needs of the Bank.

Restricted Retained Earnings and the Joint Capital Agreement

Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings. The Joint Capital Agreement, the terms of which are reflected in the capital plans of the 11 FHLBanks, is a voluntary contractual agreement among the FHLBanks, intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate a certain amount, generally not less than 20 percent of each of its quarterly net income (net of that FHLBank's obligation to its AHP) and adjustments to prior net income, to a restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-

value adjustments) for the calendar quarter (total required contribution). The FHLBanks commenced this obligation with their results at September 30, 2011. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income.

At December 31, 2020, our restricted retained earnings amount was $368.4 million, which exceeds the required contribution to the restricted retained earnings account of $354.4 million. Accordingly, no allocation of net income was made to restricted retained earnings in the fourth quarter of 2020 and no further allocations of net income into restricted retained earnings are required until such time as the contribution requirement exceeds the balance of restricted retained earnings.

The Joint Capital Agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides that:

•amounts held in an FHLBank's unrestricted retained earnings account may not be transferred into the restricted retained earnings account;
•during the dividend restriction period, an FHLBank shall redeem or repurchase capital stock only at par value, and shall only conduct such redemption or repurchase if it would not result in the FHLBank's total regulatory capital falling below its aggregate paid in amount of capital stock;
•any quarterly net losses will be netted against the FHLBank's other quarters' net income during the same calendar year so that the minimum required annual allocation into the FHLBank's restricted retained earnings account is satisfied;
•if the FHLBank sustains a net loss for a calendar year, the net loss will be applied to reduce the FHLBank's retained earnings that are not in the FHLBank's restricted retained earnings account to zero prior to application of such net loss to reduce any balance in the FHLBank's restricted retained earnings account;
•if the FHLBank incurs net losses for a cumulative year-to-date period resulting in a decline to the balance of its restricted retained earnings account, the FHLBank's required allocation percentage will increase from 20 percent to 50 percent of quarterly net income until its restricted retained earnings account balance is restored to an amount equal to the regular required allocation (net of the amount of the decline);
•if the balance in the FHLBank's restricted retained earnings account exceeds 150 percent of its total required contribution to the account, the FHLBank may release such excess from the account;
•in the event of the liquidation of the FHLBank, or the taking of the FHLBank's retained earnings by future federal action, such event will not affect the rights of the FHLBank's Class B stockholders under the FHLBank Act in the FHLBank's retained earnings, including those held in the restricted retained earnings account;
•the payment of dividends from amounts in the restricted retained earnings account be restricted for at least one year following the termination of the Joint Capital Agreement; and
•certain procedural mechanisms be followed for determining when an automatic termination event has occurred.

The agreement will terminate upon an affirmative vote of two-thirds of the boards of directors of the then existing FHLBanks, or automatically if a change in the FHLBank Act, FHFA regulations, or other applicable law has the effect of:

•creating any new or higher assessment or taxation on the net income or capital of any FHLBank;
•requiring the FHLBanks to retain a higher level of restricted retained earnings than what is required under the agreement; or
•establishing general restrictions on dividend payments requiring a new or higher mandatory allocation of an FHLBank's net income to any retained earnings account than the amount specified in the agreement, or prohibiting dividend payments from any portion of an FHLBank's retained earnings not held in the restricted retained earnings account.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•    commitments that obligate us for additional advances;
 •    standby letters of credit;
 •    commitments for unused lines-of-credit advances; and
 •    unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Commitments and Contingencies.

Table 40 - Contractual Obligations
(dollars in thousands)

	As of December 31, 2020
	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Consolidated obligation bonds(1)	$21,363,585	$10,608,465	$5,525,435	$2,917,530	$2,312,155
Estimated interest payments on long-term debt(2)	1,435,833	270,791	359,626	224,876	580,540
Capital lease obligations	577	180	360	37	—
Operating lease obligations	7,945	2,689	5,256	—	—
Mandatorily redeemable capital stock	6,282	5,558	133	581	10
Commitments to invest in mortgage loans	28,386	28,386	—	—	—
Pension and post-retirement contributions	25,701	3,631	6,064	11,621	4,385
Total contractual obligations	$22,868,309	$10,919,700	$5,896,874	$3,154,645	$2,897,090
_______________________
(1)Includes CO bonds outstanding at December 31, 2020, at par value, based on the contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.
(2)Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2020, has been used to estimate future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank's financial position and results of operations, it is important to understand the Bank's most significant accounting policies and the extent to which management uses judgment, estimates and assumptions in applying those policies. The Bank's critical accounting estimates involve the following:

•Derivatives and Hedging Activities;
•Estimation of Fair Values; and
•Amortization of Premiums and Accretion of Discounts Associated with Prepayable MBS

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

All derivatives are required to be carried on the statement of condition at fair value. Changes in the fair value of all derivatives, excluding those designated as cash-flow hedges, are recorded each period in current earnings, while changes in the fair value of derivatives that are designated and qualify as cash-flow hedges are recorded in accumulated other comprehensive income (AOCI) until earnings are affected by the variability of the cash flows of the hedged transaction. We are required to recognize unrealized gains and losses on derivative positions whether or not the transaction qualifies for hedge accounting. The judgments and assumptions that are most critical to the application of this accounting policy are those affecting whether a hedging relationship qualifies for hedge accounting under the requirements of GAAP and the estimation of fair values (discussed below), which have a significant impact on the actual results being reported.

Fair-value hedge accounting. If the transaction is designated and qualifies for fair-value hedge accounting, offsetting losses or gains on the hedged assets or liabilities may also be recognized each period in current earnings. Therefore, to the extent certain derivative instruments do not qualify for fair-value hedge accounting, or changes in the fair values of derivatives are not exactly offset by changes in fair values of the associated hedged items, the accounting framework introduces the potential for a considerable mismatch between the timing of income and expense recognition for assets and liabilities being hedged and their associated hedging instruments. As a result, during periods of significant changes in market prices and interest rates, our reported earnings may exhibit considerable variability.

At inception of each fair-value hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its fair value attributable to changes in the designated benchmark interest rate, which we have designated as either LIBOR or OIS based on the federal funds effective rate at the inception of each hedge relationship. Therefore, for this purpose, changes in the fair value of the hedged item (e.g., advance, investment security, or consolidated obligation) reflect only those changes in the value that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as "changes in the benchmark fair value").

For hedging relationships that are designated as fair-value hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedge item represents "hedge ineffectiveness." All of our fair-value hedge relationships are treated as long-haul fair-value hedge relationships, where the change in the benchmark fair value of the hedged item must be measured separately from the change in fair value of the derivative. See Table 8.2 - Net Gains (Losses) on Fair Value Hedging Relationships in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities for a summary of our fair-value hedge ineffectiveness for the three years ended December 31, 2020, 2019 and 2018.

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

If a hedge fails the effectiveness test at inception, we do not apply hedge accounting. If the hedge fails the effectiveness test during the life of the transaction, we discontinue hedge accounting prospectively. In that case, we will continue to carry the derivative on the statement of condition at fair value, recognize the changes in fair value of that derivative in current earnings, cease to adjust the hedged item for changes in its benchmark fair value and amortize the cumulative basis adjustment of the formerly hedged item into earnings over its remaining term. Unless and until the derivative is redesignated in a qualifying fair value hedging relationship for accounting purposes, changes in its fair value are recorded in current earnings without an offsetting change in the benchmark fair value from a hedged item.

Economic hedges. We generally employ hedging techniques that qualify for and are effective under GAAP hedge-accounting requirements. However, not all of our hedging relationships meet these requirements. In some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available, and available hedge strategies did not meet hedge accounting requirements. As required by FHFA regulation and our policy, derivatives that do not qualify as hedging instruments pursuant to GAAP may be used only if we document a nonspeculative purpose.

For derivatives where no identified hedged item qualifies for hedge accounting, changes in the fair value of the derivative are reflected in current earnings. As of December 31, 2020, we held $5.5 billion notional of interest-rate swaps with a fair value of $(24.8) million that are economically hedging $670.3 million of advances, and $3.6 billion of trading securities with the remainder hedging the fair value sensitivity impact associated with DCOs' transition from OIS discounting to SOFR discounting. Additionally, as of December 31, 2020, we held $28.4 million notional of mortgage-delivery commitments with a fair value of $220 thousand. The following table shows the estimated changes in the fair value of the interest-rate swaps under alternative parallel interest-rate shifts (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

Table 43 - Estimated Change in Fair Value of Undesignated Derivatives
(dollars in thousands)

			As of December 31, 2020
	-200 basis points	-150 basis points	-100 basis points	-50 basis points	+50 basis points	+100 basis points	+150 basis points	+200 basis points
Change from base case
Interest-rate swaps	$(80,333)	$(60,017)	$(39,857)	$(19,852)	$19,669	$39,244	$58,620	$77,751

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

The book values and fair values of our financial assets and liabilities, along with a description of the fair value hierarchy and the valuation methodologies used to determine the fair values of these financial instruments, is disclosed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 15 — Fair Values.

Valuation of Derivatives and Hedged Items. For purposes of estimating the fair value of derivatives and items for which we are hedging changes in the benchmark fair value, we employ a valuation model that uses market data from the Eurodollar futures, cash LIBOR, U.S. Treasury obligations, federal funds rates, OIS rates, SOFR, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard financial market techniques. This valuation model is subject to an external validation approximately every three years. In those years when an external validation is not performed, the valuation model is subject to an internal model validation review. We periodically review and refine, as appropriate, the assumptions and valuation methodologies to reflect market indications as closely as possible. Additionally, for derivatives, we compare the fair values obtained from our valuation model to clearinghouse valuations (in the case of cleared derivatives) and non-binding dealer estimates (in the case of bilateral derivatives), and may also compare derivative fair values to those of similar instruments, to ensure such fair values are reasonable.

We use an applicable interest-rate index as the discount rate for the valuation of derivatives. For all derivatives cleared through a DCO, the discount rate used is SOFR, while for the majority of our bilateral, non-cleared interest-rate derivatives the discount rate used is OIS based on the federal funds effective rate. For the valuation of hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in the benchmark fair value, we use either LIBOR or OIS based on the federal funds effective rate as the discount rate, depending on which interest-rate index was designated as the benchmark rate at inception of the hedge relationship.

Depending upon the spreads between LIBOR, OIS and SOFR rates, the use of the one interest-rate index as the discount rate for valuing our interest-rate exchange agreements and a different interest-rate index (plus or minus a constant spread) as the discount rate for valuing our hedged items can result in increased fair-value hedge ineffectiveness. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material. However, through December 31, 2020, no hedge relationships failed our hedge effectiveness criteria as a result of using different interest-rate indices as the discount rate for the derivative and the discount rate for the hedged item.

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

As of December 31, 2020, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging those prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

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

We typically pay more than the unpaid principal balances when the interest rates on the purchased MBS are greater than prevailing market rates for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the constant-effective-yield method over the expected lives of the MBS as a reduction in their book yields (that is, interest income). Similarly, if we pay less than the unpaid principal balances due to interest rates on the purchased MBS being lower than prevailing market rates on similar MBS on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the MBS's book yields. The constant-effective-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models that describe the likely rate of consumer refinancing activity in response to incentives created (or removed) by changes in interest rates as well as other factors. While changes in interest rates have the greatest effect on the extent to which mortgages underlying the MBS may prepay, in general prepayment behavior can also be affected by factors not contingent on interest rates.

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

In general, lower prevailing interest rates are expected to result in the acceleration of premium and discount amortization and accretion, compared with the effect of higher prevailing interest rates that would tend to decelerate the amortization and accretion of premiums and discounts. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors, as well as the structural design of our security within the overall group of securities backed by the underlying pool of mortgage loans. Changes in amortization will also be impacted by differences between projected prepayments and actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and the response of borrowing consumers in terms of refinancing activity to future market conditions even if the market conditions were known. However, actual prepayment speeds observed in these rate environments can be influenced by factors such as home price trends and lender credit underwriting standards.

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2020, 2019, and 2018, was a net (decrease) increase to income of $(31.6) million, $(6.1) million, and $23.0 million, respectively.

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

FHFA Final Rule on FHLBank Housing Goals Amendments. On June 25, 2020, the FHFA published a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50 percent of the members selling AMA loans in a calendar year must be small members. The final rule provides that an FHLBank may request FHFA approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank. We do not believe these changes will have a material effect on our financial condition or results of operations.

FHFA Final Rule on Stress Testing. On March 24, 2020, the FHFA published a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the EGRRCPA. The final rule (i) raises the minimum threshold for entities regulated by the FHFA to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the FHFA reserved under its general supervisory powers the discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing if the FHFA determines it would be useful. These amendments align the FHFA’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

This rule eliminates these stress testing requirements for us, unless the FHFA exercises its discretion to require stress testing in the future. We do not expect this rule to have a material effect on our financial condition or results of operations.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the OCC, the Federal Reserve, the FDIC, the Farm Credit Administration, and the FHFA (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments, notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps of at least $8 billion, and (3) clarifies that initial margin trading documentation does not need to be executed prior to the parties becoming obligated to exchange initial margin.

On the same date, the Prudential Banking Regulators published an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the Commodity Futures Trading Commission (CFTC) published a final rule extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) by requiring covered entities to use a revised AANA calculation starting on September 1, 2022. The amendments, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous requirement which required the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange initial margin based on the AANA totals as of September 1 of the current year. These amendments align with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for initial margin and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000.

We do not expect these rules to have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends its brokered deposits regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated that the amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations and they establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. The amendments to the FDIC’s brokered deposit regulations, among other things, clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The rule amendments are expected to have the effect of narrowing the definition of deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering.

This rule may have an effect on member demand for certain advances, but we cannot predict the extent of the impact. We do not expect this rule to materially affect our financial condition or results of operations.

FHFA Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of AMA Risk Management. On January 31, 2020, the FHFA released guidance on risk management of AMA. The guidance communicates the FHFA’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that the bank serves as a liquidity source for members, and an FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance provides that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations.

We do not expect this advisory bulletin to materially affect our financial condition or results of operations.

U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement Amendment. On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement (PSPA), which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the PSPA, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the recent PSPA amendment, effective January 1, 2022, the FHFA (acting as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program-wide in 2020, the PSPA amendment would significantly curtail MPF Xtra cash window sales. Although this would negatively impact the volume of loans sold through the MPF Program unless a solution is developed, we do not currently expect it to have a material effect on our financial condition or results of operations.

LIBOR Transition

FHFA Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued a Supervisory Letter (LIBOR Supervisory Letter) to the FHLBanks that the FHFA stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The LIBOR Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the LIBOR Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives. Prior to the issuance of the Supervisory Letter, we had ceased purchasing investments that reference LIBOR and mature after December 31, 2021, and we had suspended entering into LIBOR-indexed derivatives that terminate after December 31, 2021. Also, early in 2019, we had limited the maturities of certain advances that are linked to LIBOR to December 31, 2021. See Financial Condition – Transition from LIBOR to Alternative Reference Rates for additional information.

As a result of the market volatility experienced during 2020 due in part by the COVID-19 pandemic, the FHFA extended the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the FHFA extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020, to September 30, 2020. Given our prior voluntary cessation of LIBOR activity, these extended deadlines did not impact us.

We do not expect the LIBOR Supervisory Letter to have a material impact on our financial condition or results of operations.

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), published a Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered Interbank Offered Rate (IBOR), including U.S. dollar LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and our counterparty must have adhered to the Protocol in order to effectively amend legacy derivative contracts, otherwise the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the FHFA issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

We adhered to the Protocol on October 21, 2020, and all of our counterparties with which we have outstanding transactions have adhered to the Protocol. For a discussion of the potential impact of the LIBOR transition, see Executive Summary and Item 1A — Risk Factors.

FCA Announcement. On March 5,2021, the FCA announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, or, in the case of some more frequently used U.S. dollar

LIBOR settings, immediately after June 30, 2023. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date.

We do not expect the FCA’s announcement to have a material impact on our financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

American Rescue Plan Act of 2021. The American Rescue Plan Act was signed into law on March 11, 2021. The $1.9 trillion package adds to previous relief legislation passed by Congress as described below. The legislation provided the following:

•Support for states, municipalities, and small businesses;
•Additional funding for the PPP program and expansion of eligibility to additional types of organizations;
•Additional mortgage payment relief;
•Direct payments to and tax credits for eligible taxpayers;
•Extension of unemployment relief; and
•Rental and utility payment assistance.

FHFA Supervisory Letter – PPP Loans as Collateral for FHLBank Advances. On April 23, 2020, the FHFA issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities,” given the SBA’s 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

On December 27, 2020, President Trump signed into law an extension of the PPP until March 31, 2021. The PPP Supervisory Letter from the FHFA allowing FHLBanks to accept PPP loans as collateral remains in effect.

CARES Act. The Coronavirus Aid, Relief, and Economic Security Act was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress earlier in March 2020. The legislation provided the following:

•Assistance to businesses, states, and municipalities;
•Created a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives;
•Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act;
•Authorized direct payments to eligible taxpayers and their families;
•Expanded eligibility for unemployment insurance and payment amounts; and
•Included mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased with the enactment of subsequent laws, most recently by the American Rescue Plan Act of 2021 on March 11, 2021. While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act, the American Rescue Plan Act, or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of such legislation on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; impacts on our MPF program; and impacts on our members’ liquidity through increased deposit levels, and related reduced demand for advances.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, President Biden (and, before him, President Trump), through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 28, 2021, Moody’s long- and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a stable outlook.

As of February 28, 2021, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

We also incur interest-rate risk in the investment of our capital stock and retained earnings in interest-earning assets. Traditionally, we have sought to invest our capital in liquid short-term money-market assets to maintain liquidity and to provide our members with a money-market-based return on capital that is responsive to changes in prevailing interest rates over time. While this capital investment strategy is comparatively risk-neutral in terms of our market risk, it exposes our interest income to the level and volatility of interest rates in the markets. As the FOMC sought to stimulate the U.S. economy during and after the prolonged economic recession that began in December 2007 through a low-rate accommodative policy, the net interest income realized on our investments was lower than could have been realized on alternative longer-term investments.

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

We also face options risk, particularly in our portfolio of advances, mortgage loans, MBS, and HFA securities. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. For this reason, we are required by regulation to assess a prepayment fee that makes us financially indifferent to the prepayment, or in the case of callable advances, to charge an interest rate that is reflective of the value of the member's option to prepay the advance without a fee. However, in the mortgage loan, MBS, and HFA-bond portfolios, borrowers or issuers often have the right to repay their obligations prior to maturity without penalty, potentially requiring us to reinvest the returned principal at lower yields. If interest rates decline, borrowers may be able to refinance existing mortgage loans at lower interest rates, resulting in the prepayment of these existing mortgages and forcing us to reinvest the proceeds in lower-yielding assets. If interest rates rise, borrowers may avoid refinancing mortgage loans for periods longer than the average term of liabilities funding the mortgage loans, causing us to refinance the assets at higher cost. This right of redemption is effectively a call option that we have written to the obligor. Another less prominent form of options risk is coupon-cap risk, which may be embedded into certain floating-rate MBS and limit the amount by which asset coupon rates may increase.

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

COs may be issued to match interest-rate-risk exposures of our assets. At December 31, 2020, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $10.0 billion, compared with $13.4 billion at December 31, 2019.

COs may also be issued with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS. Fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.2 billion and $1.6 billion at December 31, 2020, and December 31, 2019, respectively.

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

Advances may be issued together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset. Total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $5.2 billion, or 27.8 percent of our total outstanding advances at December 31, 2020, compared with $5.7 billion, or 16.6 percent of total outstanding advances, at December 31, 2019.

Available-for-sale securities may be purchased together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset. Total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $3.7 billion, or 66.9 percent of our total outstanding available-for-sale securities at December 31, 2020, compared with $3.7 billion, or 52.4 percent of total outstanding available-for-sale securities, at December 31, 2019.

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

Investments and Mortgage Loans

We hold certain long-term bonds issued by HFAs, U.S. government corporations, GSEs, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At both December 31, 2020 and December 31, 2019, this portfolio of hedged investments had a par value of $611.9 million.

We also manage the market and interest-rate risk in our MBS portfolio. For MBS classified as held-to-maturity, we use debt that matches the characteristics of the portfolio assets. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, we may use fixed-rate debt. For commercial MBS classified as available-for-sale and which are nonprepayable or prepayable for a fee during an initial lock-out period, we may enter into interest-rate swaps for a partial term of the MBS that is equal to or shorter than the lock-out period of the hedged MBS to create synthetic floating-rate assets during the hedged period. At December 31, 2020 and December 31, 2019, this portfolio of hedged MBS had a par value of $3.1 billion.

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

Swapped Consolidated Obligation Debt

We may also issue bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $1.7 billion, or 7.9 percent of our total outstanding CO bonds at December 31, 2020, compared with $3.3 billion, or 14.0 percent of total outstanding CO bonds, at December 31, 2019.

In addition, derivatives may be used to hedge the interest-rate risk of anticipated future CO debt issuance. At both December 31, 2020 and December 31, 2019, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $17.0 million.

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

We use certain quantitative models to evaluate our risk position. These models are capable of employing various interest-rate term-structure models and valuation techniques to determine the values and sensitivities of complex or option-embedded instruments such as mortgage loans; MBS; callable bonds and swaps; and adjustable-rate instruments with embedded caps and floors, among others. These models require the following:

•specification of the contractual and behavioral features of each instrument;
•determination and specification of appropriate market data, such as yield curves and implied volatilities;
•utilization of appropriate term-structure and prepayment models to reasonably describe the potential evolution of interest rates over time and the expected behavior of financial instruments in response;

•for option-free instruments, the expected cash flows are specified in accordance with the term structure of interest rates and discounted using spot rates derived from the same term structure; and
•for option-embedded instruments, the models use standardized option pricing methodology to determine the likelihood of embedded options being exercised or not.

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

For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive income. At December 31, 2020, our MVE was $2.7 billion and our BVE was $2.8 billion, resulting in a ratio of MVE to BVE of 96 percent. At December 31, 2019, our MVE was $3.3 billion and our BVE was $3.2 billion, resulting in a ratio of MVE to BVE of 103 percent.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent with an associated management action trigger of 130 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2020, and December 31, 2019, that ratio was 210 percent and 173 percent, respectively.

Value at Risk. VaR, which measures the potential change in our MVE, based on a set of stress scenarios (VaR Stress Scenarios) using historically based interest-rate, volatility and option-adjusted spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the five worst scenarios.

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

Under the guidance, the interest-rate and market price scenarios that we incorporate into our internal market risk model are satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in the guidance; (3) the scenarios encompass shocks to interest-rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to OAS. Our VaR model results reported as of December 31, 2020, satisfy all of these requirements by utilizing interest rate, volatility and OAS shocks provided by the FHFA.

The table below presents the VaR estimate as of December 31, 2020 and December 31, 2019, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 44 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	December 31, 2020		December 31, 2019(1)
Confidence Level	% of MVE (2)	Amount	% of MVE (2)	Amount
50%	1.52%	$40.5	3.75%	$122.1
75%	3.17	84.7	4.65	151.1
95%	5.31	141.6	6.20	201.4
99%	6.94	185.4	7.47	242.9

Average of five worst scenarios - as of year end	7.64	204.0	7.50	243.9

Average of five worst scenarios - average for the year		165.4		253.2
_____________________________
(1)    For comparability, VaR for December 31, 2019, is presented using the VaR methodology that was implemented on January 1, 2020.
(2)    Loss exposure is expressed as a percentage of base MVE.

Our risk-management policy establishes a VaR management action trigger of $350.0 million. Should the management action trigger be exceeded, the policy requires management to notify the board of directors' Risk Committee of any action taken or not taken and the rationale for such. We did not exceed our VaR management action trigger at any time during the years ended December 31, 2020 and December 31, 2019.

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

Our duration of equity, as calculated in accordance with guidance from the FHFA which requires we floor interest rates at zero percent, was +5.47 years at December 31, 2020, compared with +1.08 years at December 31, 2019. For purposes of measuring against the management action triggers and limits, management considers an alternative methodology which does not constrain interest rates to a floor of zero percent. Using this methodology duration of equity is +1.61 years as of December 31, 2020, and +1.09 years at December 31, 2019. We did not exceed our duration of equity limit using this measure at any time during the years ended December 31, 2020 and December 31, 2019.

MVE Sensitivity. We measure MVE sensitivity by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent. Our policies require management to notify the board of directors' Risk Committee if the limit is breached. As noted in Table 45 below, we were below the limit at each of December 31, 2020, and December 31, 2019.

Using the methodology, which does not constrain interest rates to a floor of zero percent, MVE sensitivity in a down 200 basis point parallel rate shock is +1.8 percent as of December 31, 2020, and (1.7) percent as of December 31, 2019, and MVE sensitivity in an up 200 basis point parallel rate shock is (6.0) percent as of December 31, 2020, and (4.7) percent as of December 31, 2019.

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

Our duration gap, as calculated in accordance with guidance from the FHFA which requires we floor interest rates at zero percent, was +4.49 months at December 31, 2020, compared with +0.74 months at December 31, 2019.

For purposes of measuring against the management action triggers and limits, management considers an alternative methodology which does not constrain interest rates to a floor of zero percent. Using this methodology duration gap is +1.32 months as of December 31, 2020 and +0.75 months at December 31, 2019.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and changes to our funding curve and LIBOR. The income simulation metric is based on projections of adjusted net income divided by regulatory capital. Regulatory capital is capital stock (including mandatorily redeemable capital stock) plus total retained earnings. Projections of adjusted net income exclude a) projected prepayment of advances and prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. The changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in interest rates and do not reflect potential impacts of credit events, including, but not limited to, potential provision for credit losses. Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on three-month LIBOR over a 12-month horizon in a variety of assumed interest-rate shock scenarios. The results of this analysis for December 31, 2020, showed that in the base case our RORC was 122 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 201 basis points to 79 basis points below three-month LIBOR in the up 300 basis point scenario. For December 31, 2019, the results of this analysis showed that in the base case our RORC was 261 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 36 basis points to 225 basis points over three-month LIBOR in the up 300 basis point scenario. With the exception of the up 200 and up 300 basis point scenario as of December 31, 2020 noted above, our RORC spread to three-month LIBOR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers during 2020 and 2019.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 6.8 percent as of December 31, 2020, compared with 5.7 percent as of December 31, 2019.

Our economic capital ratio was not below 4.0 percent at any time during the years ended December 31, 2020 and December 31, 2019.

Table 45 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	December 31, 2020
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,868	$2,878	$2,860	$2,669	$2,603	$2,507	$2,387
Percent change in MVE from base	7.5%	7.8%	7.2%	—%	(2.5)%	(6.1)%	(10.6)%
MVE/BVE	103%	103%	103%	96%	93%	90%	86%
MVE/Par Stock	225%	226%	225%	210%	204%	197%	187%
Duration of Equity	-0.22 years	-0.49 years	+3.68 years	+5.47 years	+3.07 years	+4.32 years	+4.86 years
Return on Regulatory Capital less 3-month LIBOR	1.22%	1.22%	1.23%	1.22%	0.58%	(0.09)%	(0.79)%
Net income percent change from base	(13.15)%	(13.04)%	(12.03)%	—%	24.29%	46.71%	67.07%

	December 31, 2019
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,406	$3,411	$3,246	$3,251	$3,187	$3,094	$2,998
Percent change in MVE from base	4.8%	4.9%	(0.2)%	—%	(2.0)%	(4.8)%	(7.8)%
MVE/BVE	108%	108%	103%	103%	101%	98%	95%
MVE/Par Stock	182%	182%	173%	173%	170%	165%	160%
Duration of Equity	-0.24 years	+5.73 years	-0.89 years	+1.08 years	+2.63 years	+3.04 years	+3.15 years
Return on Regulatory Capital less 3-month LIBOR	2.48%	2.31%	2.43%	2.61%	2.61%	2.43%	2.25%
Net income percent change from base	(42.76)%	(46.64)%	(27.35)%	—%	23.20%	42.27%	61.28%
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2020, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Federal Home Loan Bank of Boston

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statement of condition of Federal Home Loan Bank of Boston (the "Bank") as of December 31, 2020 and 2019, and the related statements of operations, of comprehensive income, of capital, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

PricewaterhouseCoopers LLP, 101 Seaport Boulevard, Suite 500, Boston, Massachusetts 02210
T: (617) 530 5000; F: (617) 530 5001, www.pwc.com/us

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii)involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 8 and 15 to the financial statements, the Bank uses derivative instruments to reduce funding costs and/or to manage interest-rate risks. The total notional amount of derivatives as of December 31, 2020 was $15.5 billion, of which 64% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2020 was $161 million and $24 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using standard valuation techniques such as discounted cash-flow analysis and comparisons with similar instruments. The discounted cash-flow model uses market-observable inputs, including discount rate,forward interest rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the discount rate, forward interest rate, and volatility assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate derivatives and hedged items,including controls over the model, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rate, forward interest rate, and volatility assumptions.

Boston, Massachusetts
March 19, 2021

We have served as the Bank's auditor since 1990.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$2,050,028	$69,416
Interest-bearing deposits	299,149	1,253,873
Securities purchased under agreements to resell	750,000	3,500,000
Federal funds sold	2,260,000	860,000
Investment securities:
Trading securities	3,605,079	2,250,264
Available-for-sale securities	6,220,148	7,409,000
Held-to-maturity securities - includes $92 pledged as collateral at December 31, 2019, that may be repledged (a)	207,162	871,107
Total investment securities	10,032,389	10,530,371
Advances	18,817,002	34,595,363
Mortgage loans held for portfolio, net of allowance for credit losses of $3,100 and $500 at December 31, 2020 and 2019, respectively	3,930,252	4,501,251
Accrued interest receivable	87,582	112,163
Derivative assets, net	161,238	159,731
Other assets	73,395	80,643
Total Assets	$38,461,035	$55,662,811
LIABILITIES
Deposits
Interest-bearing	$977,994	$616,532
Non-interest-bearing	110,993	57,777
Total deposits	1,088,987	674,309
Consolidated obligations (COs):
Bonds	21,471,590	23,888,493
Discount notes	12,878,310	27,681,169
Total consolidated obligations	34,349,900	51,569,662
Mandatorily redeemable capital stock	6,282	5,806
Accrued interest payable	61,918	104,477
Affordable Housing Program (AHP) payable	78,640	86,131
Derivative liabilities, net	24,062	10,271
Other liabilities	69,293	66,843
Total liabilities	35,679,082	52,517,499
Commitments and contingencies (Note 16)
CAPITAL
Capital stock – Class B – putable ($100 par value), 12,672 shares and 18,691 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,267,172	1,869,130
Retained earnings:
Unrestricted	1,130,222	1,114,337
Restricted	368,420	348,817
Total retained earnings	1,498,642	1,463,154
Accumulated other comprehensive income (loss)	16,139	(186,972)
Total capital	2,781,953	3,145,312
Total Liabilities and Capital	$38,461,035	$55,662,811
_______________________________________
(a)   Fair values of held-to-maturity securities were $211,837 and $1,035,410 at December 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2020	2019	2018
INTEREST INCOME
Advances	$400,286	$854,599	$867,215
Prepayment fees on advances, net	24,028	35,011	216
Interest-bearing deposits	5,749	22,390	5,433
Securities purchased under agreements to resell	15,049	123,438	77,718
Federal funds sold	18,009	58,015	108,144
Investment securities:
Trading securities	83,627	22,037	8,789
Available-for-sale securities	63,243	115,942	143,952
Held-to-maturity securities	18,912	65,758	77,892
Total investment securities	165,782	203,737	230,633
Mortgage loans held for portfolio	124,828	147,885	136,672
Other	48	25	22
Total interest income	753,779	1,445,100	1,426,053
INTEREST EXPENSE
Consolidated obligations:
Bonds	374,449	598,585	545,228
Discount notes	187,743	569,896	561,443
Total consolidated obligations	562,192	1,168,481	1,106,671
Deposits	919	6,582	5,311
Mandatorily redeemable capital stock	221	974	1,923
Other borrowings	239	37	38
Total interest expense	563,571	1,176,074	1,113,943
NET INTEREST INCOME	190,208	269,026	312,110
(Reduction of) provision for credit losses	(4,358)	85	(34)
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	194,566	268,941	312,144
OTHER INCOME (LOSS)
Litigation settlements	26,096	29,361	12,769
Loss on early extinguishment of debt	(14,784)	(15,238)	—
Service fees	13,169	12,987	10,268
Net unrealized (losses) gains on trading securities	(11,936)	1,287	(4,515)
Net (losses) gains on derivatives and hedging activities	(49,674)	1,419	2,336
Realized net gain from sale of available-for-sale securities	30,583	—	—
Realized net gain from sale of held-to-maturity securities	47,413	12,031	—
Other, net	60	(863)	(32)
Total other income	40,927	40,984	20,826
OTHER EXPENSE
Compensation and benefits	47,800	47,263	47,681
Other operating expenses	24,286	25,017	24,243
Federal Housing Finance Agency (the FHFA)	3,797	3,914	3,582
Office of Finance	3,664	3,468	3,526
Other	22,310	18,222	12,870
Total other expense	101,857	97,884	91,902
INCOME BEFORE ASSESSMENTS	133,636	212,041	241,068
AHP assessments	13,386	21,302	24,299
NET INCOME	$120,250	$190,739	$216,769

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)
	For the Year Ended December 31,
	2020	2019	2018
Net income	$120,250	$190,739	$216,769
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	122,490	79,036	(30,627)
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	76,036	53,118	29,064
Net unrealized gains (losses) relating to hedging activities	5,842	(913)	11,317
Pension and postretirement benefits	(1,257)	(1,531)	679
Total other comprehensive income	203,111	129,710	10,433
Comprehensive income	$323,361	$320,449	$227,202

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2020, 2019, and 2018 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2017	22,837	$2,283,721	$1,041,033	$267,316	$1,308,349	$(326,940)	$3,265,130
Comprehensive income			173,415	43,354	216,769	10,433	227,202
Proceeds from issuance of capital stock	18,009	1,800,880					1,800,880
Repurchase of capital stock	(15,554)	(1,555,438)					(1,555,438)
Shares reclassified to mandatorily redeemable capital stock	(3)	(309)					(309)
Cash dividends on capital stock			(130,106)		(130,106)		(130,106)
BALANCE, DECEMBER 31, 2018	25,289	2,528,854	1,084,342	310,670	1,395,012	(316,507)	3,607,359
Cumulative effect of change in accounting principle			175	—	175	(175)	—
Comprehensive income			152,592	38,147	190,739	129,710	320,449
Proceeds from issuance of capital stock	18,544	1,854,487					1,854,487
Repurchase of capital stock	(25,142)	(2,514,211)					(2,514,211)
Cash dividends on capital stock			(122,772)		(122,772)		(122,772)
BALANCE, DECEMBER 31, 2019	18,691	1,869,130	1,114,337	348,817	1,463,154	(186,972)	3,145,312
Cumulative effect of change in accounting principle			(7,530)	—	(7,530)	—	(7,530)
Comprehensive income			100,647	19,603	120,250	203,111	323,361
Proceeds from issuance of capital stock	21,570	2,157,029					2,157,029
Repurchase of capital stock	(27,584)	(2,758,406)					(2,758,406)
Shares reclassified to mandatorily redeemable capital stock	(5)	(581)					(581)
Partial recovery of prior capital distribution to Financing Corporation			3,726		3,726		3,726
Cash dividends on capital stock			(80,958)		(80,958)		(80,958)
BALANCE, DECEMBER 31, 2020	12,672	$1,267,172	$1,130,222	$368,420	$1,498,642	$16,139	$2,781,953

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$120,250	$190,739	$216,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(14,310)	(19,937)	(1,192)
(Reduction of) provision for credit losses	(4,358)	85	(34)
Change in net fair-value adjustments on derivatives and hedging activities	(206,394)	(284,002)	36,176
Loss on early extinguishment of debt	14,784	15,238	—
Other adjustments, net	4,399	10,394	6,867
Realized net gain from sale of available-for-sale securities	(30,583)	—	—
Realized net gain from sale of held-to-maturity securities	(47,413)	(12,031)	—
Net change in:
Market value of trading securities	11,936	(1,287)	4,515
Accrued interest receivable	24,581	588	(18,651)
Other assets	(1,437)	(7,510)	(2,627)
Accrued interest payable	(42,560)	(7,566)	21,417
Other liabilities	(8,658)	6,927	7,170
Total adjustments	(300,013)	(299,101)	53,641
Net cash (used in) provided by operating activities	(179,763)	(108,362)	270,410

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	917,422	(776,421)	(629,887)
Securities purchased under agreements to resell	2,750,000	2,999,000	(1,150,000)
Federal funds sold	(1,400,000)	640,000	1,950,000
Loans to other FHLBanks	—	—	400,000
Trading securities:
Proceeds	1,926,330	177,340	779,652
Purchases	(3,293,082)	(2,263,279)	(749,072)
Available-for-sale securities:
Proceeds	1,836,746	1,714,800	1,409,776
Purchases	—	(3,206,255)	(12,800)
Held-to-maturity securities:
Proceeds	538,452	510,590	385,610
Advances to members:
Repaid	250,744,528	474,957,725	652,931,105
Originated	(234,864,985)	(466,272,505)	(658,551,866)
Mortgage loans held for portfolio:
Proceeds	1,310,644	590,161	414,690
Purchases	(766,089)	(803,765)	(719,845)
Other investing activities, net	(756)	(430)	1,454
Net cash provided by (used in) investing activities	19,699,210	8,266,961	(3,541,183)

FINANCING ACTIVITIES
Net change in deposits	414,118	199,521	(2,071)

Net payments on derivatives with a financing element	(76,415)	(48,642)	—
Net proceeds from issuance of consolidated obligations:
Discount notes	100,524,378	144,030,097	198,660,164
Bonds	12,288,286	10,851,335	10,188,427
Payments for maturing and retiring consolidated obligations:
Discount notes	(115,287,723)	(149,400,564)	(193,351,448)
Bonds	(13,716,653)	(12,909,970)	(12,586,510)
Bonds transferred to other FHLBanks	(1,005,990)	(12,697)	—
Payment of financing lease	(122)	(136)	—
Partial recovery of prior capital distribution to Financing Corporation	3,726	—	—
Proceeds from issuance of capital stock	2,157,029	1,854,487	1,800,880
Payments for repurchase of capital stock	(2,758,406)	(2,514,211)	(1,555,438)
Payments for redemption of mandatorily redeemable capital stock	(105)	(26,062)	(4,364)
Cash dividends paid	(80,958)	(122,772)	(130,109)
Net cash (used in) provided by financing activities	(17,538,835)	(8,099,614)	3,019,531
Net increase (decrease) in cash and due from banks	1,980,612	58,985	(251,242)
Cash and due from banks at beginning of the year	69,416	10,431	261,673
Cash and due from banks at end of the year	$2,050,028	$69,416	$10,431
Supplemental disclosures:
Interest paid	$677,828	$1,224,032	$1,084,131
AHP payments	$21,374	$15,723	$17,729
Noncash receipt of trading securities	$—	$—	$6,624
Noncash transfers of mortgage loans held for portfolio to other assets	$606	$2,020	$1,438
Noncash lease liabilities arising from obtaining right-of-use assets	$173	$12,572	$—
Noncash transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance (amortized cost)	$254,217	$—	$—

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

Fair Value

We determine the fair-value amounts recorded on the statement of condition and in the note disclosures for the periods presented by using available market and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 15 — Fair Values for more information.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 8 — Derivatives and Hedging Activities for additional information regarding these agreements.

Securities purchased under agreements to resell are also subject to netting requirements. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting amounts related to these securities at December 31, 2020 and 2019.

Credit Losses on Financial Instruments

Beginning January 1, 2020, the Bank adopted, on a modified retrospective basis, new accounting guidance pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale securities be recorded through the allowance for credit losses. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. Key changes to our accounting policies based on this guidance are detailed below.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. Interest-bearing deposits include bank notes not meeting the definition of a security. Securities purchased under agreements to resell are treated as short-term collateralized loans. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that we consider to be of investment quality. These investments provide short-term liquidity and are carried at cost. Accrued interest receivable is recorded separately on the statements of condition. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. Interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold are evaluated quarterly for expected credit losses if not expected to be repaid according to the contractual terms. We have not sold or repledged the collateral received on securities purchased under agreements to resell.

Beginning January 1, 2020, we adopted the Financial Instruments - Credit Losses accounting guidance. Under this new guidance, we use the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which we do not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost.

Prior to January 1, 2020, securities purchased under agreements to resell were evaluated for credit losses if there was a collateral shortfall which we did not believe the counterparty would replenish in accordance with the contractual terms.

See Note 5 — Investments for details on the allowance methodologies relating to these investments.

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

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivatives, or in an economic hedging relationship, are recorded in other comprehensive income (loss). For available-for-sale securities that have been hedged under fair-value hedge designations, we record the portion of the change in the fair value of the investment related to the risk being hedged in available-for-sale interest income together with the related change in the fair value of the derivative. Prior to January 1, 2019, this amount was recorded in other income as net gains (losses) on derivatives and hedging activities. The remainder of the change in the fair value of the investment is recorded in other comprehensive income (loss) as net unrealized gains (losses) on available-for-sale securities.

Additionally, beginning January 1, 2020, we adopted the Financial Instruments - Credit Losses accounting guidance. Under this new guidance, for securities classified as available-for-sale, we evaluate an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the statements of condition and is not included in the amortized cost basis. Impairment exists when the fair value of the investment is less than its amortized cost. In assessing whether a credit loss exists on an impaired security, we consider whether there would be a shortfall in receiving all cash flows contractually due on the investment. When a shortfall is considered possible, we compare the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance-for-credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance is limited to the difference between the amortized cost and the fair value on the individual security and excludes uncollectible accrued interest receivable, which is measured separately.

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

See Investment Securities – Other-than-Temporary Impairment below for the accounting policy relating to credit losses in effect prior to January 1, 2020.

Held-to-Maturity. Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts using the level-yield method adjusted for other-than-temporary impairment losses recorded prior to January 1, 2020. Accrued interest receivable is recorded separately on the statement of condition.

Certain changes in circumstances may cause    us to change our intent to hold a security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in    the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for us that could not have been reasonably anticipated may cause us to sell or transfer a held-to-maturity security without necessarily calling into question out intent to hold other debt securities to maturity. In addition, sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security.

•The sale occurs near enough to its maturity date (for example, within three months of maturity), or call date if exercise of the call is probable, that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value; or
•The sale of a security occurs after we have already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

See Note 5 — Investments for a summary of our transfers and sales of investment securities.

Beginning January 1, 2020, we adopted the Financial Instruments - Credit Losses accounting guidance. Under this new guidance, held-to-maturity securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. Prior to January 1, 2020, credit losses were recorded as a direct write-down of the held-to-maturity security carrying value.

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

See Investment Securities – Other-than-Temporary Impairment below for the accounting policy relating to credit losses in effect prior to January 1, 2020.

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

Investment Securities – Other-than-Temporary Impairment

Beginning January 1, 2020, we adopted the Financial Instruments - Credit Losses accounting guidance. As a result, the accounting guidance related to other-than-temporary impairment accounting for investments was superseded as of that date.

Prior to January 1, 2020, we evaluated our individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment each quarter. An investment was considered impaired when its fair value was less than its amortized cost. We considered other-than-temporary impairment to have occurred if we:

•had an intent to sell the investment;
•believed it was more likely than not that we would be required to sell the investment before the recovery of its amortized cost based on available evidence; or
•did not expect to recover the entire amortized cost of the debt security.

Recognition of Other-than-Temporary Impairment. If either of the first two conditions above was met, we recognized an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost and its fair value as of the statement of condition date.

For securities in an unrealized loss position that meet neither of the first two conditions (excluding agency MBS) and for each of our private-label MBS, we performed an analysis to determine if we would recover the entire amortized cost of each of these securities. The present value of the cash flows expected to be collected was compared with the amortized cost of the debt security to determine whether a credit loss existed. If the present value of the cash flows expected to be collected was less than the amortized cost of the debt security, the security was deemed to be other-than-temporarily impaired and the carrying value of the debt security was adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost and fair value in earnings, only the amount of the impairment representing the credit loss (that is, the credit component) was recognized in earnings, while the amount related to all other factors (that is, the noncredit component) was recognized in other comprehensive income (loss). For a security that was determined to be other-than-temporarily impaired, in the event that the present value of the cash flows expected to be collected was less than the fair value of the security, the credit loss on the security was limited to the amount of that security's unrealized losses.

In performing a detailed cash-flow analysis, we estimated the cash flows expected to be collected. If this estimate resulted in a present value of expected cash flows (discounted at the security's effective yield) that was less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment was considered to have occurred. For determining the present value of variable-rate and hybrid private-label residential MBS, we used the effective interest rate derived from a variable-rate index, such as one-month London Interbank Offered Rate (LIBOR), plus the contractual spread, plus or minus a fixed-spread adjustment when there was an existing discount or premium on the security. Because the implied forward yield curve of a selected variable-rate index changes over time, the effective interest rates derived from that index will also change over time and would therefore impact the present value of the subject security.

Interest Income Recognition. Upon subsequent evaluation of a debt security when there was no additional other-than-temporary impairment, we adjusted the accretable yield on a prospective basis if there was a significant increase in the security's expected future cash flows. This adjusted yield was used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows that were deemed significant would change the accretable yield on a prospective basis. For debt securities classified as held-to-maturity, the other-than-temporary impairment recognized in other comprehensive income (loss) was accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows. The estimated cash flows and accretable yield were re-evaluated each quarter.

Advances

Advances are carried at amortized cost, which is original cost net of periodic principal repayments, amortization of premiums and accretion of discounts, and fair value hedge adjustments, as discussed in Note 6 — Advances. We generally record our advances at par. However, we may record premiums or discounts on advances in the following cases:

•Advances may be acquired from another FHLBank when one of our members acquires a member of another FHLBank. In these cases, we may purchase the advances from the other FHLBank at a price that results in a fair market yield for the acquired advance.
•When the prepayment of an advance is followed by disbursement of a new advance and the transactions effectively represent a modification of the previous advance, the prepayment fee received is deferred, recorded as a discount to the modified advance, and accreted over the life of the new advance.
•When an advance is modified under our advance restructuring program and our analysis of the restructuring concludes that the transaction is an extinguishment of the prior advance rather than a modification, the deferred prepayment fee is recognized into income immediately, recorded as premium on the new advance, and amortized over the life of the new advance.
•When we make an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance.
•Advances issued under our Jobs for New England (JNE) and Helping to House New England (HHNE) programs have an interest rate at a significant discount to market rates. Due to the below market interest rate, we record a discount on the advance and an interest rate subsidy expense at the time that we transact the advance. The subsidy expense is recorded in other expense in the statement of operations.

We amortize the premiums and accrete the discounts on advances to interest income using the level-yield method. We record interest on advances to interest income as earned. Accrued interest receivable is recorded separately on the statements of condition.

Beginning January 1, 2020, we adopted the Financial Instruments - Credit Losses accounting guidance. Under this new guidance, advances are evaluated quarterly for expected credit losses. Prior to January 1, 2020, we evaluated advances to determine if an allowance for credit losses was necessary if it was probable an impairment occurred in our advances portfolio as of the statement of condition date and the amount of loss could be reasonably estimated.

See Note 6 — Advances for details on the allowance methodology.

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

For prepaid advances that were hedged and meet the hedge-accounting requirements, we terminate the hedging relationship upon prepayment and record the prepayment fee net of the hedging fair-value adjustment in the basis of the advance as advance interest income. If we fund a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, we evaluate whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria, the modified advance is marked to fair value after the modification, and subsequent fair-value changes are recorded in advance interest income. Prior to January 1, 2019, subsequent fair value changes were recorded in other income as net gains (losses) on derivatives and hedging activities.

If a new advance does not qualify as a modification of an existing advance, prepayment of the existing advance is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to advance interest income in the statement of operations.

Commitment Fees

We record commitment fees for standby letters of credit to members as deferred fee income when received, and amortize these fees on a straight-line basis to service-fees income in other income over the term of the standby letter of credit. Based upon past experience, we believe the likelihood of standby letters of credit being drawn upon is remote.

Mortgage Loans Held for Portfolio

We participate in the MPF program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 7 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2020, all our investments in mortgage loans are held for portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, and direct write-downs. Accrued interest receivable is recorded separately on the statements of condition. We perform a quarterly assessment of our mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We do not purchase mortgage loans with credit deterioration present at the time of purchase.

Beginning January 1, 2020, we adopted the Financial Instruments - Credit Losses accounting guidance. Under this new guidance, quarterly we measure expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, we measure the expected loss over the estimated remaining life of a mortgage loan, which also considers how our credit enhancements mitigate credit losses. If a loan is purchased at a discount, the discount does not offset the allowance for credit losses. We include estimates of expected recoveries within the allowance for credit losses.
The allowance excludes uncollectible accrued interest receivable, as we write off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status.

Prior to January 1, 2020, we recorded an allowance for credit losses on mortgage loans if it was probable an impairment occurred in our mortgage loans held for portfolio as of the statement of condition date and the amount of loss could be reasonably estimated. A loan was considered impaired when, based on current information and events, it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Nonaccrual Loans. We place conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due, and we place government mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due and the borrower has been granted temporary forbearance for the payment of principal and interest. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income in the current period. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless we consider the collection of the remaining principal amount due to be doubtful. If we consider the collection of the remaining principal amount to be doubtful, cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due. We do not place government mortgage loans, other than government mortgage loans that have been granted temporary forbearance, on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligations of each related servicer, as more fully discussed in Note 7 – Mortgage Loans Held for Portfolio.

Collateral-dependent Loans. A loan is considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. A loan that is considered collateral-dependent is measured for credit loss on an individual basis based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as an allowance for loan loss or charged-off.

Charge-Off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, hedging adjustments, and direct write-downs. We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit-enhancements. We charge off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property less cost to sell, and adjusted for any available credit-enhancements for loans that are 180 or more days past due, when the borrower has filed for bankruptcy protection and the loan is at least 30 days past due, or when there is evidence of fraud.

Troubled Debt Restructurings. We consider a troubled debt restructuring (TDR) of a financing receivable to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. We place conventional mortgage loans that are deemed to be TDRs as a result of our modification program on nonaccrual when payments are 60 days or more past due.

Section 4013 of the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) provides optional temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related the adverse effects of Coronavirus Disease 2019 (COVID-19). On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law amending the CARES Act. Specifically, the CARES Act, as amended, provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, for a loan that was not more than 30 days past due as of December 31, 2019, and that occurs during the period beginning on March 1, 2020, and ending on the earlier of January 1, 2022, or the date that is 60 days following the termination of the national emergency related to the COVID-19 pandemic declared by the President of the United States. Beginning in the second quarter of 2020, we elected to apply the TDR relief provided by the CARES Act.

As such, all COVID-related modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. We consider these loans to have a current payment status as long as payments are being made in accordance with the new terms. Alternatively, COVID-related modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification under our existing accounting policies. Additionally, we continue to apply our delinquency, non-accrual and charge-off policies during the forbearance period. We estimate the allowance for credit losses for COVID-related modifications in the same manner as other mortgage loans held for portfolio.

See Note 7 — Mortgage Loans Held for Portfolio for additional details on the allowance methodology.

Real Estate Owned

Real-estate-owned property (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is recorded as other assets in the statement of condition and is carried at the lower of cost or fair value less estimated selling costs. At December 31, 2020 and 2019, we had $273 thousand and $1.3 million, respectively, in assets classified as REO. Fair value is derived from third-party valuations of the property. If the fair value of the REO less estimated selling costs is less than the recorded investment in the MPF loan at the date of transfer, we recognize a charge-off to the allowance for credit losses for the difference. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.

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

Each derivative is designated as one of the following:

•a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);
•a qualifying hedge of a forecasted transaction (a cash-flow hedge); or
•a nonqualifying hedge of an asset or liability (an economic hedge) for asset-liability-management purposes.

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

Derivatives that are used in fair-value hedges are typically executed at the same time as the hedged items, and we designate the hedged item in a qualifying hedge relationship as of the trade date. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date. Beginning January 1, 2019, we adopted new hedge accounting guidance which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges as follows:

•Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item; and
•Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), a component of capital, until the hedged transaction affects earnings.

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

Discontinuance of Hedge Accounting. We may discontinue hedge accounting prospectively when:

•we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item attributable to the hedged risk (including hedged items such as firm commitments or forecasted transactions);
•the derivative and/or the hedged item expires or is sold, terminated, or exercised;
•it is no longer probable that the forecasted transaction in a cash-flow hedge will occur in the originally expected period or within the following two months;
•a hedged firm commitment in a fair-value hedge no longer meets the definition of a firm commitment; or
•we determine that designating the derivative as a hedging instrument is no longer appropriate.

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

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2020, and 2019, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 6 — Advances for the fair value of these embedded derivatives.

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At December 31, 2020 and 2019, we included in the statement of condition $8.0 million and $10.3 million, respectively, of lease right-of-use assets in other assets as well as $8.0 million and $10.4 million, respectively, of lease liabilities in other liabilities. We have recognized operating lease costs in other operating expenses on the statement of operations of $2.6 million for the year ended December 31, 2020 and 2019.

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

Off-Balance Sheet Credit Exposures

Beginning January 1, 2020, we adopted the Financial Instruments - Credit Losses accounting guidance. Under this new guidance, we evaluate our off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision for credit losses.

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

Restricted Retained Earnings

The joint capital enhancement agreement, as amended (the Joint Capital Agreement), provides that each FHLBank will, on a quarterly basis, contribute 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1 percent of that FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. As of December 31, 2020, the balance in restricted retained earnings exceeds the threshold for the contribution requirement by $14.0 million, primarily the result of the decline in outstanding COs since March 31, 2020. Accordingly, no allocation of net income was made to restricted retained earnings in the fourth quarter of 2020 and no further allocations of net income into restricted retained earnings are required until such time as the contribution requirement exceeds the balance in restricted retained earnings. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition.

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

Assessments

Affordable Housing Program. The FHLBank Act requires us to establish and fund an AHP based on positive annual net earnings, providing grants to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. We charge the required funding as well as any discretionary funding for the AHP to earnings and establish a liability, except when annual net earnings are zero or negative, in which case there is no requirement to fund an AHP. We also issue AHP advances at interest rates below the customary interest rate for nonsubsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 11 — Affordable Housing Program for additional information.

Cash Flows

In the statement of cash flows, we consider noninterest bearing cash and due from banks as cash and cash equivalents. Federal funds sold and interest-bearing deposits are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

Related-Party Activities

We define related parties as members who owned 10 percent or more of the voting interests of our outstanding capital stock at December 31, 2020. See Note 17 — Transactions with Shareholders for additional information.

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2019 and 2018 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2020.

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

This standard was effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. In the third quarter of 2020, we adopted the provision of this guidance which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity. See Note 5 — Investments for additional information related to these sales and transfers. We are in the process of evaluating the remaining provisions of this guidance, and the anticipated effects on our financial condition, results of operations, and cash flows have not yet been determined.

In the fourth quarter of 2020, we retrospectively elected to adopt the provision of Reference Rate Reform guidance issued by the FASB in January 2021 specific to the modification of interest rates used for the discounting of derivative instruments. This did not have a material effect on our financial condition, results of operations, or cash flows.

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

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $176.3 million and $19.3 million for the years ended December 31, 2020 and 2019, respectively.

Note 5 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At December 31, 2020, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below triple-B.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $1 thousand and $348 thousand at December 31, 2020 and 2019, respectively.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. At December 31, 2020 and 2019, all investments in interest-bearing deposits and federal funds sold were repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2020. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $31 thousand and $5 thousand, respectively, at December 31, 2020, and $682 thousand and $37 thousand, respectively, at December 31, 2019.

The effects of the COVID-19 pandemic on the global economy and financial markets are expected to put pressure on our bank counterparties’ profitability, asset quality, and in some cases, capitalization. We continually monitor the creditworthiness of our counterparties and may reduce or suspend individual credit lines as conditions warrant.

Debt Securities

We invest in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. We are prohibited by FHFA regulations from investing in certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities, but we are not required to divest instruments that experienced credit deterioration after their purchase.

Trading Securities

Table 5.1 - Trading Securities by Major Security Type
(dollars in thousands)

	December 31, 2020	December 31, 2019
Corporate bonds	$5,422	$5,896
U.S. Treasury obligations	3,596,718	2,240,236
	3,602,140	2,246,132

MBS
U.S. government-guaranteed – single-family	2,884	4,047
GSE – single-family	55	85
	2,939	4,132
Total	$3,605,079	$2,250,264

Table 5.2 - Unrealized and Realized Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net unrealized (losses) gains on trading securities held at year end	$(8,392)	$1,379	$(4,515)
Net unrealized and realized losses on trading securities sold or matured during the year	(3,544)	(92)	—
Net unrealized (losses) gains on trading securities	$(11,936)	$1,287	$(4,515)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 5.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	December 31, 2020
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
State housing-finance-agency obligations (HFA securities)	$126,930	$—	$(4,381)	$122,549
Supranational institutions	442,225	—	(12,156)	430,069
U.S. government-owned corporations	350,052	—	(27,991)	322,061
GSE	140,136	—	(5,144)	134,992
	1,059,343	—	(49,672)	1,009,671
MBS
U.S. government guaranteed – single-family	29,148	260	—	29,408
U.S. government guaranteed – multifamily	46,829	351	—	47,180
GSE – single-family	1,442,282	26,790	(24)	1,469,048
GSE – multifamily	3,593,978	70,863	—	3,664,841
	5,112,237	98,264	(24)	5,210,477
Total	$6,171,580	$98,264	$(49,696)	$6,220,148

	December 31, 2019
		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$69,320	$—	$(4,668)	$64,652
Supranational institutions	429,354	—	(12,925)	416,429
U.S. government-owned corporations	323,192	—	(26,431)	296,761
GSE	130,935	—	(7,149)	123,786
	952,801	—	(51,173)	901,628
MBS
U.S. government guaranteed – single-family	60,003	—	(2,289)	57,714
U.S. government guaranteed – multifamily	283,674	—	(1,057)	282,617
GSE – single-family	2,598,325	5,323	(13,377)	2,590,271
GSE – multifamily	3,588,119	3,109	(14,458)	3,576,770
	6,530,121	8,432	(31,181)	6,507,372
Total	$7,482,922	$8,432	$(82,354)	$7,409,000
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $24.0 million and $27.5 million at December 31, 2020 and 2019.

Table 5.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	December 31, 2020
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$109,780	$(4,381)	$109,780	$(4,381)
Supranational institutions	—	—	430,069	(12,156)	430,069	(12,156)
U.S. government-owned corporations	—	—	322,061	(27,991)	322,061	(27,991)
GSE	—	—	134,992	(5,144)	134,992	(5,144)
	—	—	996,902	(49,672)	996,902	(49,672)

MBS
GSE – single-family	—	—	10,271	(24)	10,271	(24)
Total	$—	$—	$1,007,173	$(49,696)	$1,007,173	$(49,696)

	December 31, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$12,229	$(1,591)	$52,423	$(3,077)	$64,652	$(4,668)
Supranational institutions	—	—	416,429	(12,925)	416,429	(12,925)
U.S. government-owned corporations	—	—	296,761	(26,431)	296,761	(26,431)
GSE	—	—	123,786	(7,149)	123,786	(7,149)
	12,229	(1,591)	889,399	(49,582)	901,628	(51,173)
MBS
U.S. government guaranteed – single-family	10,885	(1)	45,490	(2,288)	56,375	(2,289)
U.S. government guaranteed – multifamily	—	—	282,617	(1,057)	282,617	(1,057)
GSE – single-family	189,402	(968)	1,423,927	(12,409)	1,613,329	(13,377)
GSE – multifamily	1,800,586	(13,242)	405,778	(1,216)	2,206,364	(14,458)
	2,000,873	(14,211)	2,157,812	(16,970)	4,158,685	(31,181)
Total	$2,013,102	$(15,802)	$3,047,211	$(66,552)	$5,060,313	$(82,354)

Table 5.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	December 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,600	$10,524	$7,600	$7,563
Due after one year through five years	169,570	166,813	61,720	57,089
Due after five years through 10 years	400,477	389,753	477,232	463,465
Due after 10 years	478,696	442,581	406,249	373,511
	1,059,343	1,009,671	952,801	901,628
MBS (1)	5,112,237	5,210,477	6,530,121	6,507,372
Total	$6,171,580	$6,220,148	$7,482,922	$7,409,000
_______________________

(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 5.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$5,388	$103	$—	$5,491
GSE – single-family	201,774	4,681	(109)	206,346
Total	$207,162	$4,784	$(109)	$211,837

	December 31, 2019
	Amortized Cost(1)	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$87,250	$—	$87,250	$—	$(3,845)	$83,405

MBS
U.S. government guaranteed – single-family	6,987	—	6,987	129	—	7,116
GSE – single-family	303,604	—	303,604	5,197	(246)	308,555
GSE – multifamily	140,661	—	140,661	612	(2)	141,271
Private-label	408,640	(76,035)	332,605	162,904	(446)	495,063
	859,892	(76,035)	783,857	168,842	(694)	952,005
Total	$947,142	$(76,035)	$871,107	$168,842	$(4,539)	$1,035,410
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $368 thousand and $2.0 million at December 31, 2020 and 2019, respectively.

As required prior to the adoption of the Financial Instrument - Credit Loss accounting standard, table 5.7 presents the held-to-maturity securities with unrealized losses as of December 31, 2019.

Table 5.7 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	December 31, 2019
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$3,089	$(1)	$80,316	$(3,844)	$83,405	$(3,845)

MBS
GSE – single-family	32,335	(101)	16,465	(145)	48,800	(246)
GSE – multifamily	949	(2)	—	—	949	(2)
Private-label	913	(9)	23,999	(574)	24,912	(583)
	34,197	(112)	40,464	(719)	74,661	(831)
Total	$37,286	$(113)	$120,780	$(4,563)	$158,066	$(4,676)

Table 5.8 - Held-to-Maturity Securities by Contractual Maturity
(dollars in thousands)

	December 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$3,090	$3,090	$3,089
Due after one year through five years	—	—	—	—	—
Due after five years through 10 years	—	—	15,405	15,405	15,270
Due after 10 years	—	—	68,755	68,755	65,046
	—	—	87,250	87,250	83,405
MBS (2)	207,162	211,837	859,892	783,857	952,005
Total	$207,162	$211,837	$947,142	$871,107	$1,035,410
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

Transfers and Sales of Available-for-Sale Securities and Held-to-Maturity Securities

During the years ended December 31, 2020 and 2019, we sold held-to-maturity private-label MBS that had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are treated as maturities for the purposes of security classification. The sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates. These sales were as follows:

•In the fourth quarter of 2019, we sold securities with an amortized cost of $173.2 million and realized a gain of $12.0 million.
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

Table 5.9 - Transfer of Held-to-Maturity Securities to Available-for-Sale Securities
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

Subsequent to the transfer of securities to available-for-sale, we sold certain available-for-sale private-label MBS which had an amortized cost of $157.1 million and realized a net gain of $30.6 million.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the years ended December 31, 2020, 2019, and 2018.

Table 5.10 - Proceeds and Gains (Losses) from Sales of Investment Securities
(dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Available-for-Sale Securities
Proceeds from sale	$187,366	$—	$—
Amortized cost, net of allowance for credit losses	156,783	—	—

Gross realized gains from sale	$30,948	$—	$—
Gross realized losses from sale	(365)	—	—
Realized net gain from sale	$30,583	$—	$—

Held-to-Maturity Securities
Proceeds from sale	$262,850	$185,177	$—
Carrying value	176,293	143,629	—
Noncredit losses recorded in accumulated other comprehensive income	39,144	29,517	—
Realized net gain from sale	$47,413	$12,031	$—

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

Upon adoption of new accounting guidance for credit impairment, on January 1, 2020, we recorded through a cumulative effect adjustment to retained earnings an increase in the allowance for credit losses associated with held-to-maturity private-label MBS totaling $5.3 million. Under the previous accounting methodology of security impairment, we recognized net credit losses of $1.2 million and $532 thousand, respectively, during the years ended December 31, 2019 and 2018.

Table 5.11 - Allowance for Credit Losses on Debt Securities
(dollars in thousands)

	For the Year Ended December 31, 2020
	Available-for-Sale	Held-to-Maturity
Balance at beginning of year	$—	$—
Adjustments for cumulative effect of change in accounting principle	—	5,308
Transfers	634	(634)
Reduction of provision for credit losses due to sales of securities	(126)	(3,205)
Reduction of provision for credit losses	(143)	(1,469)
Charge-offs	(365)	—
Balance at end of year	$—	$—

To evaluate investment securities for credit loss at December 31, 2020, we employed the following methodologies, based on the type of security.

Available-for-Sale Securities and Held-to-Maturity Securities. Our available-for-sale and held-to-maturity securities are principally GSE and U.S. government-owned corporations, supranational institutions, state or local housing finance agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At December 31, 2020, 99.4 percent of available-for-sale securities and all held-to-maturity securities, based on amortized cost, were rated single-A, or above, by a NRSRO, based on the lowest long-term credit rating for each security.

We evaluate our individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At December 31, 2020, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities at December 31, 2020.

We evaluate our held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2020, we had not established an allowance for credit loss on any of our held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did we expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that we consider the risk of nonpayment to be zero.

Private-label MBS. As of December 31, 2020, we no longer held any investments in private-label MBS. Table 5.12 presents a roll forward of the amount of credit losses recognized in earnings prior to January 1, 2020, for which a portion of other-than-temporary impairment was recognized in other comprehensive income.

Table 5.12 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings
(dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$339,630	$422,035	$452,523
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	128	—
Additional credit losses for which an other-than-temporary impairment charge was previously recognized	—	1,084	532
Reductions:
Securities sold or matured during the year	(332,290)	(56,710)	—
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income	(7,340)	(26,907)	(31,020)
Balance at end of year	$—	$339,630	$422,035

Note 6 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or longer with the approval of our credit committee. At December 31, 2020 and 2019, we had advances outstanding with interest rates ranging from 0.00 percent to 7.72 percent and (0.35) percent to 7.72 percent, respectively. Advances with negative interest rates contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

Table 6.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	December 31, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$135	0.62%	$5,101	2.05%
Due in one year or less	9,090,900	1.00	18,972,466	1.96
Due after one year through two years	2,281,047	1.78	8,600,922	2.16
Due after two years through three years	2,014,880	2.37	2,200,019	2.16
Due after three years through four years	1,685,056	1.79	1,766,314	2.71
Due after four years through five years	2,687,456	1.34	1,726,754	2.15
Thereafter	945,038	2.38	1,312,311	2.68
Total par value	18,704,512	1.43%	34,583,887	2.10%
Premiums	2,248		3,397
Discounts	(37,592)		(41,744)
Fair value of bifurcated derivatives (1)	44,534		29,983
Hedging adjustments	103,300		19,840
Total (2)	$18,817,002		$34,595,363
_________________________
(1)    At December 31, 2020 and 2019, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $25.8 million and $48.1 million at December 31, 2020 and 2019, respectively.

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

Table 6.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2020	December 31, 2019
Overdrawn demand-deposit accounts	$135	$5,101
Due in one year or less	10,149,975	25,116,961
Due after one year through two years	2,095,247	3,450,922
Due after two years through three years	1,809,880	1,949,499
Due after three years through four years	1,392,981	1,461,314
Due after four years through five years	2,335,956	1,309,679
Thereafter	920,338	1,290,411
Total par value	$18,704,512	$34,583,887

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 6.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	December 31, 2020	December 31, 2019
Overdrawn demand-deposit accounts	$135	$5,101
Due in one year or less	10,755,575	20,240,466
Due after one year through two years	2,201,797	8,603,422
Due after two years through three years	1,224,380	2,001,019
Due after three years through four years	1,593,056	965,814
Due after four years through five years	2,059,531	1,598,254
Thereafter	870,038	1,169,811
Total par value	$18,704,512	$34,583,887

Table 6.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	December 31, 2020	December 31, 2019
Fixed-rate
Due in one year or less	$8,224,435	$18,733,966
Due after one year	8,518,167	9,372,625
Total fixed-rate	16,742,602	28,106,591

Variable-rate
Due in one year or less	866,600	243,601
Due after one year	1,095,310	6,233,695
Total variable-rate	1,961,910	6,477,296
Total par value	$18,704,512	$34,583,887

Credit Risk Exposure and Security Terms. Our advances are primarily made to member financial institutions, including commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2020 and 2019, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2020 and 2019, none of our advances were past due, on non accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years December 31, 2020 and 2019.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at December 31, 2020, and 2019.

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

Table 6.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Prepayment fees received from borrowers	$32,340	$33,809	$409
Hedging fair-value adjustments on prepaid advances	(8,013)	1,923	264
Net (premiums) discounts associated with prepaid advances	(299)	157	(159)
Deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	—	(1,793)	(298)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	915	—
Advance prepayment fees recognized in income, net	$24,028	$35,011	$216

Note 7 — Mortgage Loans Held for Portfolio

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

Table 7.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31, 2020	December 31, 2019
Real estate
Fixed-rate 15-year single-family mortgages	$322,713	$339,042
Fixed-rate 20- and 30-year single-family mortgages	3,547,994	4,093,416
Premiums	60,050	66,776
Discounts	(1,094)	(1,607)
Deferred derivative gains, net	3,689	4,124
Total mortgage loans held for portfolio(1)	3,933,352	4,501,751
Less: allowance for credit losses	(3,100)	(500)
Total mortgage loans, net of allowance for credit losses	$3,930,252	$4,501,251
________________________
(1)    Excludes accrued interest receivable of $19.3 million and $23.5 million at December 31, 2020 and 2019, respectively.

Table 7.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	December 31, 2020	December 31, 2019
Conventional mortgage loans	$3,624,557	$4,140,255
Government mortgage loans	246,150	292,203
Total par value	$3,870,707	$4,432,458

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

Assets delivered to us must be credit enhanced to an equivalent of a single-A-minus rated MBS. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit-enhancement amount at the time of purchase. This credit-enhancement amount is broken into two parts: the Bank's first-loss account and the participating financial institution's credit-enhancement obligation, which may be calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a single-A-minus rated MBS and our initial first-loss account exposure.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2020 and 2019, the amount of first-loss account remaining for losses allocable to us was $30.4 million and $28.5 million, respectively.

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

Relief to Borrowers During the COVID-19 Pandemic. We have elected to apply Section 4013 of the CARES Act to our loan modifications that qualify under the CARES Act. As a result, we have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. As of December 31, 2020, we had $1.3 million of these modifications outstanding. See Note 2 — Summary of Significant Accounting Policies for additional information.

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

As of December 31, 2020, we held approximately $62.8 million in par value of conventional mortgage loans that were in a forbearance plan as a result of COVID-19. Of these loans, $4.1 million had a current payment status, $2.5 million were 30 to 59 days past due, $8.6 million were 60 to 89 days past due, and $47.6 million were greater than 90 days past due and in nonaccrual status. The $62.8 million of conventional mortgage loans in forbearance represents 1.6 percent of our mortgage loans held for portfolio at December 31, 2020. In addition, we had approximately $12.5 million in par value of government mortgage loans in a forbearance plan as a result of COVID-19.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. Tables 7.3 and 7.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at December 31, 2020 and 2019.

Table 7.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	December 31, 2020
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days delinquent	$11,743	$25,058	$36,801
Past due 60-89 days delinquent	5,263	11,178	16,441
Past due 90 days or more delinquent	20,894	43,529	64,423
Total past due	37,900	79,765	117,665
Total current loans	1,246,691	2,317,975	3,564,666
Total mortgage loans	$1,284,591	$2,397,740	$3,682,331

December 31, 2019
Payment Status at Recorded Investment(1)	Conventional Mortgage Loans
Past due 30-59 days delinquent	$36,336
Past due 60-89 days delinquent	6,911
Past due 90 days or more delinquent	10,696
Total past due	53,943
Total current loans	4,171,676
Total mortgage loans	$4,225,619
_________________________
(1)    The amortized cost at December 31, 2020, excludes accrued interest receivable whereas the recorded investment at December 31, 2019, includes accrued interest receivable.

Table 7.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	December 31, 2020
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,762	$1,041	$2,803
Serious delinquency rate (2)	1.75%	6.04%	2.02%
Past due 90 days or more still accruing interest	$—	$5,592	$5,592
Loans on nonaccrual status (3)	$65,039	$10,101	$75,140

	December 31, 2019
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,813	$2,222	$5,035
Serious delinquency rate (2)	0.26%	1.86%	0.36%
Past due 90 days or more still accruing interest	$—	$5,570	$5,570
Loans on nonaccrual status	$11,510	$—	$11,510
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    As of December 31, 2020, the conventional and government mortgage loans on non-accrual status that did not have an associated allowance for credit losses amounted to $31.8 million and $10.1 million, respectively.

Allowance for Credit Losses for Mortgage Loans.

Conventional Mortgage Loans. Using Financial Instruments - Credit Losses accounting guidance, conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. We determine our allowance for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. We use a discounted cash flow model to project our expected losses. We use a third-party model to project cash flows to estimate the expected credit losses over the life of the loans. The model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior. We incorporate associated credit enhancements and expected recoveries, if any, to determine our estimate of expected credit losses.

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

Prior to the adoption of the Financial Instruments - Credit Loss accounting guidance, our allowance for mortgage loans consisted of an estimate of incurred losses from individually evaluated mortgage loans, including collateral dependent loans; collectively evaluated mortgage loans; and an estimate of additional credit losses on mortgage loans. The incurred loss of an individually evaluated mortgage loan was equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs and may have included expected proceeds from primary mortgage insurance and other applicable credit enhancements. Certain conventional mortgage loans, primarily impaired mortgage loans that were considered collateral dependent, were specifically identified for purposes of calculating the allowance for credit losses. The credit risk analysis of conventional loans evaluated collectively for impairment considered loan pool specific attribute data at the master commitment pool level (including historical delinquency migration) applies estimated loss severities, and incorporated available credit enhancements to establish our best estimate of probable incurred losses at the reporting date. We then estimated how many loans in each payment status category may migrate to a realized loss position and then applied a loss severity factor to estimate losses incurred at the statement of condition date. The losses were then reduced by the probable cash flows resulting from available credit enhancements. We also assessed a factor for the margin of imprecision to the estimation of credit losses for the homogeneous loan population. This amount represented a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and was intended to cover other inherent losses that may not have been captured in our methodology.

Table 7.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2020, 2019, and 2018. As required by prior accounting guidance for determining the allowance for credit losses on mortgage loans, table 7.5 also presents the recorded investment in mortgage loans by impairment methodology at December 31, 2019 and 2018. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 7.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	2020	2019	2018
Allowance for credit losses
Balance, beginning of year	$500	$500	$500
Adjustment for cumulative effect of change in accounting principle	2,221	—	—
(Charge-offs) recoveries	(207)	(85)	34
Provision for (reduction of) credit losses	586	85	(34)
Balance, end of year	$3,100	$500	$500
Ending balance, individually evaluated for impairment		$—	$—
Ending balance, collectively evaluated for impairment		$500	$500
Recorded investment, end of year (1)
Individually evaluated for impairment		$13,395	$15,402
Collectively evaluated for impairment		$4,212,224	$3,969,142
_________________________
(1)    These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed below under — Government Mortgage Loans Held for Portfolio.

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2020 and 2019. Additionally, government mortgage loans, other than government mortgage loans that have been granted temporary forbearance, are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Troubled Debt Restructurings. We consider a troubled debt restructuring of a financing receivable to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties, except for troubled debt restructurings meeting the provisions of the CARES Act as described in Note 2 – Summary of Significant Accounting Policies. We have granted a concession when we do not expect to collect all amounts due to us under the original contract as a result of the restructuring.

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. When a loan first becomes a troubled debt restructuring, we compare the carrying value of the loan at the time of modification with the present value of the revised cash flows discounted at the original effective yield on the loan. Credit losses are measured by estimating the loss severity rate incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates, if applicable. At December 31, 2020 and 2019, the recorded investment of mortgage loans classified as troubled debt restructurings were $7.7 million and $7.2 million, respectively.

Note 8 — Derivatives and Hedging Activities

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

Consistent with FHFA regulations, we enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and achieve our risk-management objectives. FHFA regulation prohibits us from the speculative use of these derivative instruments. The use of derivatives is an integral part of our financial and risk management strategy. We may enter into derivatives that do not qualify for hedge accounting provided that we document a non-speculative use.

We reevaluate our hedging strategies periodically and may change the hedging techniques we use or may adopt new strategies. The most common ways in which we use derivatives are to:

•effectively change the coupon repricing characteristics of assets and liabilities from fixed-rate to floating-rate;
•hedge the mark-to-market sensitivity of existing assets or liabilities;
•offset or neutralize embedded options in assets and liabilities; and
•hedge the potential yield variability of anticipated asset or liability transactions.

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

We may use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of our financial instruments, including our advances products, investments, and COs to achieve risk-management objectives. Derivative instruments are designated by us as:

•a qualifying fair-value hedge of a non-derivative financial instrument or a cash-flow hedge of a forecasted transaction; and
•a non-qualifying economic hedge in general asset-liability management where derivatives serve a documented risk-mitigation purpose but do not qualify for hedge accounting. These hedges are primarily used to manage certain mismatches between the coupon features of our assets and liabilities.

We transact all of our derivatives with counterparties who are major banks or securities firms, and in a few instances, with their affiliates with unconditional guarantees provided by the respective major bank or securities firm. Some of these derivative counterparties and their affiliates buy, sell, and distribute COs, and may be affiliates of members of the Bank. Derivative transactions may be either over-the-counter with a counterparty (uncleared derivatives) or cleared through a futures commission merchant (clearing member) with a DCO as the counterparty (cleared derivatives).

Once a derivative transaction has been accepted for clearing by a DCO, the executing counterparty is replaced with the DCO. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Types of Derivatives

We primarily use the following derivatives instruments to reduce funding costs and/or to manage our interest-rate risks.

•Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time to the counterparty. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time from the counterparty. The variable-rate indices we utilize in our derivative transactions are LIBOR, the overnight-index swap (OIS) rate based on the federal funds effective rate, and the Secured Overnight Financing Rate (SOFR).
•Optional Termination Interest-Rate Swaps. In an optional termination interest-rate swap, one counterparty has the right, but not the obligation, to terminate the interest-rate swap prior to its stated maturity date. We use optional termination interest-rate swaps to hedge callable CO bonds and putable advances. In most cases, we own an option to terminate the hedged item, that is, redeem a callable bond or demand repayment of a putable advance on specified dates, and the counterparty to the optional termination interest-rate swap owns the option to terminate the interest-rate swap on those same dates.
•Forward-Start Interest-Rate Swaps. A forward-start interest-rate swap is an interest-rate swap (as described above) with a deferred effective date. We designate forward-start interest-rate swaps as cash-flow hedges of expected debt issuances.
•Interest-Rate Cap and Floor Agreements. In an interest-rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold or cap price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold or floor price. These agreements are intended to serve as protection against the interest rate on a variable-rate asset or liability falling below or rising above a certain level.

Types of Assets and Liabilities Hedged

Investments. We use derivatives to manage the interest-rate and prepayment risk associated with certain investment securities that are classified either as available-for-sale or as trading securities.

We may also manage the risk arising from changing market prices or cash flows of certain investment securities classified as trading securities by entering into economic hedges that offset the changes in fair value or cash flows of the securities. These economic hedges are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized (losses) gains on trading securities in the statement of operations, while the changes in fair value of the associated derivatives are included in other income as net (losses) gains on derivatives and hedging activities.

Advances. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. We may use interest-rate swaps to manage the repricing and/or options characteristics of advances to more closely match the characteristics of our funding liabilities. Typically, we hedge the fair value of fixed-rate advances with interest-rate swaps where we pay a fixed-rate coupon and receive a variable-rate coupon, effectively converting the advance to a floating-rate advance. We also hedge the fair value of certain floating-rate advances that contain either an interest-rate cap or floor, or both a cap and a floor, with a derivative containing an offsetting cap and/or floor.

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

Additionally, the borrower's option to prepay an advance can create interest-rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. If the advance is hedged with a derivative instrument, the prepayment fee will generally offset the cost of terminating the designated hedge. When we offer advances (other than short-term advances) that a borrower may prepay without a prepayment fee, we usually finance such advances with callable debt with an interest-rate swap cancellable by us.

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

In a typical cash-flow hedge of anticipated CO issuance, we may enter into interest-rate swaps to hedge the cost of anticipated future issuance of fixed-rate CO bonds against potential rising interest rates. The interest-rate swap is terminated upon issuance of the fixed-rate CO bond. Changes in fair value of the hedging derivative, to the extent that the hedge is effective, will be recorded in accumulated other comprehensive loss and reclassified into earnings in the period or periods during which the cash flows of the fixed-rate CO bond affects earnings (beginning upon issuance and continuing over the life of the CO bond).

Firm Commitments. Mortgage loan purchase commitments are considered derivatives. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

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

Table 8.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	December 31, 2020			December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$9,960,475	$6,044	$(41,000)	$12,128,105	$14,734	$(12,805)
Forward-start interest-rate swaps	17,000	—	(14)	17,000	19	—
Total derivatives designated as hedging instruments	9,977,475	6,044	(41,014)	12,145,105	14,753	(12,805)

Derivatives not designated as hedging instruments
Interest-rate swaps	5,536,822	3,918	(47,756)	2,902,300	349	(31,000)
Mortgage-delivery commitments (1)	28,386	220	—	49,911	227	—
Total derivatives not designated as hedging instruments	5,565,208	4,138	(47,756)	2,952,211	576	(31,000)
Total notional amount of derivatives	$15,542,683			$15,097,316
Total derivatives before netting and collateral adjustments		10,182	(88,770)		15,329	(43,805)
Netting adjustments and cash collateral, including related accrued interest (2)		151,056	64,708		144,402	33,534
Derivative assets and derivative liabilities		$161,238	$(24,062)		$159,731	$(10,271)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral including accrued interest posted was $215.8 million and $178.5 million at December 31, 2020, and 2019, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. There was no cash collateral and related accrued interest received at December 31, 2020. Cash collateral including accrued interest received was $561 thousand at December 31, 2019.

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

Tables 8.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Beginning on January 1, 2019, gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 8.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$400,286	$63,243	$(374,449)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(82,885)	$(270,047)	$25,811
Hedged items	81,859	263,226	(27,353)
Net changes in fair value before price alignment interest	(1,026)	(6,821)	(1,542)
Price alignment interest(1)	484	1,373	(204)
Net interest settlements on derivatives(2)(3)	(53,615)	(70,317)	23,843
Net (losses) gains on qualifying hedging relationships	(54,157)	(75,765)	22,097
Amortization/accretion of discontinued hedging relationships	(1,937)	—	(3,707)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$(56,094)	$(75,765)	$18,390

	For the Year Ended December 31, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$854,599	$115,942	$(598,585)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(72,488)	$(24,274)	$55,777
Hedged items	73,530	21,329	(56,091)
Net changes in fair value before price alignment interest	1,042	(2,945)	(314)
Price alignment interest(1)	1,316	3,769	(786)
Net interest settlements on derivatives(2)(3)	39,085	(22,249)	(17,482)
Net gains (losses) on qualifying hedging relationships	41,443	(21,425)	(18,582)
Amortization/accretion of discontinued hedging relationships	(1,934)	—	(2,567)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$39,509	$(21,425)	$(21,149)

	For the Year Ended December 31, 2018
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$867,215	$143,952	$(545,228)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$447	$43,771	$(5,680)
Hedged items	257	(42,022)	5,254
Net changes in fair value	704	1,749	(426)
Net interest settlements on derivatives(2)(3)	51,522	(26,040)	(27,895)
Net gains (losses) on qualifying hedging relationships	52,226	(24,291)	(28,321)
Amortization/accretion of discontinued hedging relationships	(1,475)	—	945
Less: net changes in fair value(4)	(704)	(1,749)	426
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$50,047	$(26,040)	$(26,950)
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
(4)    In 2018, net changes in fair value were recorded in net gains on derivatives and hedging activities in other income.

Tables 8.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 8.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(7,029)	$(5,218)	$(3,171)
(Losses) gains recognized in other comprehensive income	(1,187)	(6,131)	7,907
Gains recognized in net gains on derivatives and hedging activities			227

For the years ended December 31, 2020, 2019, and 2018, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2020, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is one year.

As of December 31, 2020, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $6.0 million.

Table 8.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	December 31, 2020
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$4,679,957	$135,397	$12,437	$147,834
Available-for-sale securities	4,316,364	498,597	—	498,597
Consolidated obligation bonds	1,754,736	22,513	39,233	61,746
_______________________
(1)    Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 8.5 - Net Gains and Losses on Derivatives and Hedging Activities
(dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Derivatives designated as hedging instruments:
Total net gains related to fair-value hedges(1)			$2,027
Total net gains related to cash-flow hedges(2)			227
Total net gains related to derivatives designated as hedging instruments			2,254

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(51,187)	$(614)	682
Mortgage-delivery commitments	1,405	1,945	421
Total net (losses) gains related to derivatives not designated as hedging instruments	(49,782)	1,331	1,103

Other(3)	108	88	(1,021)

Net (losses) gains on derivatives and hedging activities	$(49,674)	$1,419	$2,336
______________________
(1)    Consists of interest-rate swaps.
(2)    Consists of forward-start interest-rate swaps.
(3)    Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Impacts on Statement of Cash Flows. Due to declines in market values, from our perspective, of cleared derivatives during the year ended December 31, 2020, there was an increase in variation margin posted on cleared derivatives to the DCOs totaling $375.7 million. On the statement of cash flows, $321.9 million of the variation margin cash payment is included in net change in derivatives and hedging activities, as an operating activity, while $53.8 million of the variation margin cash payment is included in net payments on derivatives with a financing element, as a financing activity.
During the year ended December 31, 2019, we terminated certain uncleared interest-rate exchange agreements with a total notional amount of $611.9 million which were indexed to three-month LIBOR on the floating leg of the swaps. The net fair value of these derivative transactions, from our perspective, was $(251.5) million, which was transferred to the bilateral counterparty upon termination, and securities collateral that we had pledged against this obligation was returned to us. This cash payment is included in net change in derivatives and hedging activities, within the operating activities section of the statement of cash flows for the year ended December 31, 2019. Simultaneously with the termination of these derivatives, we entered into replacement interest-rate exchange agreements (the replacement derivatives) having the same notional amount of $611.9 million and which are indexed to the OIS rate based on the federal funds effective rate on the floating leg of the swaps. Upon settlement of the replacement derivatives, the Bank received an initial upfront payment of $251.5 million. The replacement derivatives are cleared through DCO, which called for variation margin to be delivered. Because the replacement derivatives include off-market terms and this large initial upfront payment, all payments for the replacement derivatives are classified as net payments on derivative contracts with a financing element, within the financing activities section of the statement of cash flows.
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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives in a net liability position, unless the collateral delivery threshold is set to zero. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2020, was $77.4 million for which we had delivered collateral with a post-haircut value of $76.7 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 8.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2020.

Table 8.6 - Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2020
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$244
AA-	A+, A or A-	—
A-	below A-	6,331
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

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at December 31, 2020.

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

Table 8.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2020 and 2019, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 8.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Mortgage Delivery Commitments	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Cannot Be Sold or Repledged	Net Amount
Derivative Assets
Uncleared	$5,215	$(4,899)	$220	$536	$—	$—	$536
Cleared	4,747	155,955		160,702	—	—	160,702
Total				$161,238			$161,238

Derivative Liabilities
Uncleared	$(82,625)	$58,563	$—	$(24,062)	$—	$23,087	$(975)
Cleared	(6,145)	6,145		—	—	—	—
Total				$(24,062)			$(975)
_______________________
(1)    Includes gross amounts of netting adjustments and cash collateral.
(2)    Includes non-cash collateral at fair value. Any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2020, we had additional net credit exposure of $925 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

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

Note 9 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers, and prior to February 19, 2021, we offered term deposits to our members. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rate paid on average deposits during 2020 and 2019 was 0.10 percent and 1.16 percent, respectively.

Table 9.1 - Deposits
(dollars in thousands)

	December 31, 2020	December 31, 2019
Interest-bearing
Demand and overnight	$975,469	$613,143
Term	—	800
Other	2,525	2,589
Noninterest-bearing
Other	110,993	57,777
Total deposits	$1,088,987	$674,309

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

Although we are primarily liable for the portion of COs issued for which we received issuance proceeds, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all COs. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a CO on behalf of another FHLBank, if that event should occur, FHFA regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the FHFA. If, however, the FHFA determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the FHFA may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. See Note 16 – Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were approximately $746.8 billion and $1.0 trillion at December 31, 2020 and 2019, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

CO Bonds.

Table 10.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	December 31, 2020		December 31, 2019
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$10,608,465	0.81%	$9,455,725	2.03%
Due after one year through two years	3,956,120	1.35	6,442,960	2.02
Due after two years through three years	1,569,315	2.20	2,154,920	2.18
Due after three years through four years	1,141,430	2.43	1,319,915	2.45
Due after four years through five years	1,776,100	1.12	1,211,080	2.48
Thereafter	2,312,155	3.58	3,220,205	3.33
Total par value	21,363,585	1.42%	23,804,805	2.26%
Premiums	58,537		63,056
Discounts	(12,278)		(11,434)
Hedging adjustments	61,746		32,066
Total	$21,471,590		$23,888,493
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

CO bonds outstanding were issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that may use a variety of indices for interest-rate resets, such as SOFR and LIBOR. To meet the expected specific needs of certain investors in CO bonds, both fixed-rate CO bonds and variable-rate CO bonds may contain features which may result in complex coupon-payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

Table 10.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	December 31, 2020	December 31, 2019
Noncallable and nonputable	$19,668,585	$20,954,805
Callable	1,695,000	2,850,000
Total par value	$21,363,585	$23,804,805

Table 10.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2020	December 31, 2019
Due in one year or less	$11,728,465	$11,297,725
Due after one year through two years	4,046,120	6,432,960
Due after two years through three years	1,629,315	2,019,920
Due after three years through four years	1,011,430	1,332,915
Due after four years through five years	1,501,100	926,080
Thereafter	1,447,155	1,795,205
Total par value	$21,363,585	$23,804,805

Table 10.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	December 31, 2020	December 31, 2019
Fixed-rate	$12,524,585	$17,681,805
Simple variable-rate	8,549,000	5,568,000
Step-up (1)	290,000	555,000
Total par value	$21,363,585	$23,804,805
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 10.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2020	$12,878,310	$12,879,765	0.10%
December 31, 2019	$27,681,169	$27,733,146	1.59%
_______________________
(1)    The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 11 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants and below-market interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Each FHLBank is required to contribute to its
AHP the greater of 10 percent of its previous year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (AHP earnings), or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. We accrue this expense monthly based on our AHP earnings, and the accruals are accumulated into our AHP payable account. We may elect to voluntarily contribute amounts in addition to the required accruals. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances.

If we experience a net loss during a quarter, but still have AHP earnings for the year, our obligation to the AHP would be calculated based on our AHP earnings for that calendar year. In annual periods where our AHP earnings are zero or less, our required AHP assessment is zero since our required annual contribution is limited to our annual AHP earnings. If the result of the aggregate 10 percent calculation described above is less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to ensure that the aggregate contributions by the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its AHP earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our required AHP expense for 2020, 2019, and 2018 was $13.4 million, $21.3 million, and $24.3 million, respectively. Additionally, in 2020 we voluntarily contributed $1.6 million to our AHP, resulting in a total combined contribution amount of $15.0 million for the year.

There was no shortfall, as described above, in 2020, 2019, or 2018. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2020, 2019, or 2018.

Table 11.1 - AHP Liability
(dollars in thousands)

	2020	2019
Balance at beginning of year	$86,131	$83,965
AHP expense for the period	13,386	21,302
AHP voluntary contribution(1)	1,614	—
AHP direct grant disbursements	(21,374)	(15,723)
AHP subsidy for AHP advance disbursements	(1,216)	(3,450)
Return of previously disbursed grants and subsidies	99	37
Balance at end of year	$78,640	$86,131
_______________________
(1)    Recorded in other expenses in the statement of operations.

Note 12 — Capital

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

3.    Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is calculated by multiplying permanent capital by 1.5 and adding to this product all other components of total capital.

The FHFA has authority to require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

Table 12.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	December 31, 2020	December 31, 2019

Permanent capital
Class B capital stock	$1,267,172	$1,869,130
Mandatorily redeemable capital stock	6,282	5,806
Retained earnings	1,498,642	1,463,154
Total permanent capital	$2,772,096	$3,338,090
Risk-based capital requirement
Credit-risk capital	$96,143	$235,213
Market-risk capital	204,028	207,426
Operations-risk capital	90,052	132,792
Total risk-based capital requirement	$390,223	$575,431
Permanent capital in excess of risk-based capital requirement	$2,381,873	$2,762,659

	December 31, 2020		December 31, 2019
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$390,223	$2,772,096	$575,431	$3,338,090
Total regulatory capital	$1,538,441	$2,772,096	$2,226,512	$3,338,090
Total capital-to-asset ratio	4.0%	7.2%	4.0%	6.0%

Leverage Ratio
Leverage capital	$1,923,052	$4,158,144	$2,783,141	$5,007,135
Leverage capital-to-assets ratio	5.0%	10.8%	5.0%	9.0%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible to secure advances under the FHLBank Act, provided that this amount is not less than $10 thousand nor more than $10 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding letters of credit, and 4.50 percent of the unpaid principal balance of certain mortgage we purchased through the MPF program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

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

Because our Class B stock is subject to redemption in certain instances, we can experience a reduction in our capital, particularly due to membership terminations due to merger and acquisition activity. However, there are several mitigants to this risk, including, but not limited to, the following:

•the activity-based stock-investment requirement allows us to retain stock beyond the redemption-notice period if the associated member-related activity is still outstanding, until the obligations are paid in full;
•the redemption notice period allows for a significant period in which we can restructure our balance sheet to accommodate a reduction in capital;
•our board of directors may modify the membership stock-investment requirement (MSIR) or the activity-based stock-investment requirement (ABSIR), or both, to address expected shortfalls in capitalization due to membership termination;
•our board of directors or the FHFA may suspend redemptions in the event that such redemptions would cause us not to meet our minimum regulatory capital requirements; and
•the growth in our retained earnings, which are included in our equity capital, helps offset the risk that our capital could be reduced by redemptions.

Our board of directors may declare and pay dividends in either cash or capital stock, subject to limitations in applicable law and our capital plan.

Restricted Retained Earnings. At December 31, 2020, our restricted retained earnings totaled $368.4 million and exceeded the contribution requirement of $354.4 million. Restricted retained earnings are not available to pay dividends.

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

Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2020, 2019, and 2018, dividends on mandatorily redeemable capital stock of $221 thousand, $974 thousand, and $1.9 million, respectively, were recorded as interest expense.

Table 12.2 - Mandatorily Redeemable Capital Stock
(dollars in thousands)

	2020	2019	2018
Balance at beginning of year	$5,806	$31,868	$35,923
Capital stock subject to mandatory redemption reclassified from capital	581	—	309
Redemption/repurchase of mandatorily redeemable capital stock	(105)	(26,062)	(4,364)
Balance at end of year	$6,282	$5,806	$31,868

The number of stockholders holding mandatorily redeemable capital stock was twelve, nine, and ten at December 31, 2020, 2019, and 2018, respectively.

Table 12.3 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	December 31, 2020	December 31, 2019
Past redemption date (1)	$5,558	$5,663
Due in one year or less	—	—
Due after one year through two years	93	—
Due after two years through three years	40	93
Due after three years through four years	—	40
Due after four years through five years	581	—
Thereafter (2)	10	10
Total	$6,282	$5,806
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.
(2)    Amount represents reclassifications to mandatorily redeemable capital stock resulting from an FHFA rule effective February 19, 2016, that makes captive insurance companies ineligible for membership. Captive insurance company members that were admitted as members prior to September 12, 2014, had their memberships terminated on February 19, 2021.

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

Excess Capital Stock Repurchases. Our capital plan provides us with the sole discretion to repurchase capital stock from a member at par value that is in excess of the amount required to meet the member's total stock investment requirement (excess capital stock) subject to all applicable limitations. In conducting any repurchases, we repurchase any shares that are the subject of an outstanding redemption notice from the member from whom we are repurchasing prior to repurchasing any other shares that are in excess of the member's total stock-investment requirement (TSIR). We generally repurchase excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice. In addition to these daily repurchases, subject to our sole discretion shareholders may request that we voluntarily repurchase excess stock shares at any time. We may also allow the member to sell the excess capital stock at par value to another one of our members.

At December 31, 2020 and 2019, members and nonmembers with capital stock outstanding held excess capital stock totaling $90.8 million and $79.7 million, respectively, representing approximately 7.1 percent and 4.3 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2020, we had excess capital stock outstanding totaling 0.2 percent of our total assets. For the year ended December 31, 2020, we complied with the FHFA's excess capital stock rule.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2020. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 11, 2020, the Director of the FHFA notified us that, based on September 30, 2020 financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Note 13 — Accumulated Other Comprehensive Income (Loss)

Table 13.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2017	$(122,331)	$(158,218)	$(40,436)	$(5,955)	$(326,940)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(30,627)	—	7,907	—	(22,720)
Accretion of noncredit loss	—	28,834	—	—	28,834
Net actuarial loss	—	—	—	(670)	(670)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	230	—	—	230
Amortization - hedging activities (2)	—	—	3,410	—	3,410
Amortization - pension and postretirement benefits (3)	—	—	—	1,349	1,349
Other comprehensive (loss) income	(30,627)	29,064	11,317	679	10,433
Balance, December 31, 2018	(152,958)	(129,154)	(29,119)	(5,276)	(316,507)
Cumulative effect of change in accounting principle	—	—	(175)	—	(175)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	79,036	—	(6,131)	—	72,905
Noncredit other-than-temporary impairment losses	—	(181)	—	—	(181)
Noncredit losses included in basis of securities sold	—	29,517	—	—	29,517
Accretion of noncredit loss	—	22,806	—	—	22,806
Net actuarial loss	—	—	—	(2,195)	(2,195)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	976	—	—	976
Amortization - hedging activities (4)	—	—	5,218	—	5,218
Amortization - pension and postretirement benefits (3)	—	—	—	664	664
Other comprehensive income (loss)	79,036	53,118	(913)	(1,531)	129,710
Balance, December 31, 2019	(73,922)	(76,036)	(30,207)	(6,807)	(186,972)
Other comprehensive income (loss) before reclassifications:
Adjustment for transfer of securities from held-to-maturity to available-for-sale	16,062	31,502	—	—	47,564
Net unrealized gains (losses)	137,011	—	(1,187)	—	135,824
Noncredit losses included in basis of securities sold	—	39,144	—	—	39,144
Accretion of noncredit loss	—	5,390	—	—	5,390
Net actuarial loss	—	—	—	(2,386)	(2,386)
Reclassifications from other comprehensive income to net income

Reclassification of realized net gains included in net income	(30,583)	—	—	—	(30,583)
Amortization - hedging activities (4)	—	—	7,029	—	7,029
Amortization - pension and postretirement benefits (3)	—	—	—	1,129	1,129
Other comprehensive income (loss)	122,490	76,036	5,842	(1,257)	203,111
Balance, December 31, 2020	$48,568	$—	$(24,365)	$(8,064)	$16,139
_______________________
(1)    Recorded in other income (loss) in the statement of operations.
(2)    Amortization of hedging activities includes $3.2 million recorded in CO bond interest expense and $239 thousand recorded in net gains on derivatives and hedging activities in the statement of operations.
(3)    Recorded in other expenses in the statement of operations.
(4)    Recorded in CO bond interest expense.

Note 14 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our employees. For each of the years ended December 31, 2020, 2019 and 2018, in addition to our required contribution, we made voluntary contributions of $6.0 million to the Pentegra Defined Benefit Plan. We were not required to nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2020, 2019, and 2018.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2019. For the Pentegra Defined Benefit Plan plan years ended June 30, 2018 and 2017, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

On November 30, 2020, the board of directors elected to freeze the Pentegra Defined Benefit Plan. The Pentegra Defined Benefit Plan will be frozen to employees hired on or after January 1, 2021, and on January 1, 2024, future benefit accruals under the plan will cease for all employees that were hired before January 1, 2021.

Table 14.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status
(dollars in thousands)

	For the Years Ended December 31,
	2020		2019		2018
Net pension cost	$6,843		$6,559		$6,472
Pentegra Defined Benefit Plan funded status as of July 1(1)	108.2%	(2)	108.6%	(3)	111.0%
Our funded status as of July 1(1)	110.2%		113.9%		123.1%
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
(2)    The funded status as of July 1, 2020, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2020, through March 15, 2021. Contributions made on or before March 15, 2021, and designated for the plan year ended June 30, 2020, will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2020, will not be available until the Form 5500 for the plan year July 1, 2020, through June 30, 2021 is filed. This Form 5500 is due to be filed no later than April 2022.
(3)    The funded status as of July 1, 2019, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2019, through March 15, 2020. Contributions made on or before March 15, 2020, and designated for the plan year ended June 30, 2019, will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2019, will not be available until the Form 5500 for the plan year July 1, 2019, through June 30, 2020 is filed. This Form 5500 is due to be filed no later than April 2021.

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

On November 30, 2020, the board of directors adopted changes to the Pentegra Defined Contribution Plan to add, subject to certain limitations of the Internal Revenue Code, a non-elective, non-matching contribution from the Bank of six percent of each eligible employee’s salary for employees who are ineligible to accrue benefits under the Pentegra Defined Benefit Plan, either because they were hired on or after January 1, 2021, or because benefit accruals have ceased on January 1, 2024.

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $14.1 million and $12.6 million at December 31, 2020 and 2019, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

On November 30, 2020, the board of directors adopted changes to the Thrift Benefit Equalization Plan to add, subject to certain limitations of the Internal Revenue Code, a non-elective, non-matching contribution from the Bank of six percent of each eligible executive participant's salary for certain senior officers who are ineligible to accrue benefits under the Nonqualified Supplemental Defined Benefit Retirement Plan, either because they were hired on or after January 1, 2021, or because benefit accruals have ceased on January 1, 2024.

Nonqualified Supplemental Defined Benefit Retirement Plan. We also maintain a nonqualified, single-employer unfunded defined-benefit plan covering certain senior officers, for which our obligation is detailed below. We maintain a rabbi trust which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations.

On November 30, 2020, the board of directors elected to freeze this plan. The plan will be frozen to senior officers hired on or after January 1, 2021, and on January 1, 2024, future benefit accruals under the plan will cease for all senior officers.

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

Table 14.2 - Pension and Postretirement Benefit Obligation, Fair Value of Plan Assets, and Funded Status
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Change in benefit obligation (1)
Benefit obligation at beginning of year	$26,123	$22,321	$1,339	$955
Service cost	1,487	1,235	44	38
Interest cost	551	699	44	42
Actuarial loss	3,048	1,874	282	321
Benefits paid	(138)	(6)	(19)	(17)
Settlements	(3,043)	—	—	—
Benefit obligation at end of year	28,028	26,123	1,690	1,339

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	3,181	6	19	17
Benefits paid	(138)	(6)	(19)	(17)
Settlements	(3,043)	—	—	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(28,028)	$(26,123)	$(1,690)	$(1,339)
______________________
(1)    Represents the projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and the accumulated postretirement benefit obligation for postretirement benefits.

Table 14.3 - Pension and Postretirement Benefits Recognized in Accumulated Other Comprehensive Loss
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net actuarial loss	$7,375	$6,223	$689	$437
Prior service cost	—	148	—	—
Total	$7,375	$6,371	$689	$437

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $25.3 million and $22.7 million at December 31, 2020 and 2019, respectively.

Table 14.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Net Periodic Benefit Cost
Service cost	$1,487	$1,235	$1,490	$44	$38	$45
Interest cost	551	699	654	44	42	37
Amortization of prior service cost	79	86	86	—	—	—
Amortization of net actuarial loss	1,020	571	1,248	30	7	15
Curtailment charge	69	—	—	—	—	—
Settlement charge	875	—	—	—	—	—
Net periodic benefit cost	4,081	2,591	3,478	118	87	97

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income (Loss)
Amortization of prior service cost	(79)	(86)	(86)	—	—	—
Amortization of net actuarial loss	(1,020)	(571)	(1,248)	(30)	(7)	(15)
Net actuarial loss (gain)	3,048	1,874	831	282	321	(161)
Curtailment charge	(69)	—	—	—	—	—
Settlement charge	(875)	—	—	—	—	—
Total amount recognized in other comprehensive income	1,005	1,217	(503)	252	314	(176)
Total amount recognized in net periodic benefit cost and other comprehensive income	$5,086	$3,808	$2,975	$370	$401	$(79)

Table 14.5 - Pension and Postretirement Benefit Plan Key Assumptions

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2020	2019	2020	2019
Benefit obligation
Discount rate	1.73%	2.68%	2.55%	3.25%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	1.74%	3.81%	3.25%	4.25%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan was determined by using a discounted cash-flow analysis using the FTSE Pension Discount Curve as of December 31, 2020.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2021 other than the payment of benefits.

Table 14.6 - Estimated Future Benefit Payments
(dollars in thousands)

	Estimated Future Payments
	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2021	$3,146	$21
2022	2,422	23
2023	3,131	24
2024	5,082	27
2025	6,483	29
2026-2030	4,199	186

Note 15 — Fair Values

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

The fair-value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

Level 1    Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date. An active market for the asset or liability is a market in which the transaction for the asset or liability occurs with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no such transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019.

Table 15.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at December 31, 2020 and 2019. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 15.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 15.1 - Fair Value Summary
(dollars in thousands)

	December 31, 2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$2,050,028	$2,050,028	$2,050,028	$—	$—	$—
Interest-bearing deposits	299,149	299,149	299,149	—	—	—
Securities purchased under agreements to resell	750,000	749,995	—	749,995	—	—
Federal funds sold	2,260,000	2,259,988	—	2,259,988	—	—
Trading securities(1)	3,605,079	3,605,079	—	3,605,079	—	—
Available-for-sale securities(1)	6,220,148	6,220,148	—	6,097,599	122,549	—
Held-to-maturity securities	207,162	211,837	—	211,837	—	—
Advances	18,817,002	19,119,220	—	19,119,220	—	—
Mortgage loans, net	3,930,252	4,136,004	—	4,086,757	49,247	—
Accrued interest receivable	87,582	87,582	—	87,582	—	—
Derivative assets(1)	161,238	161,238	—	10,182	—	151,056
Other assets (1)	34,360	34,360	14,296	20,064	—	—
Liabilities:
Deposits	(1,088,987)	(1,088,981)	—	(1,088,981)	—	—
COs:
Bonds	(21,471,590)	(22,062,476)	—	(22,062,476)	—	—
Discount notes	(12,878,310)	(12,878,918)	—	(12,878,918)	—	—
Mandatorily redeemable capital stock	(6,282)	(6,282)	(6,282)	—	—	—
Accrued interest payable	(61,918)	(61,918)	—	(61,918)	—	—
Derivative liabilities(1)	(24,062)	(24,062)	—	(88,770)	—	64,708
Other:
Commitments to extend credit for advances	—	(5,306)	—	(5,306)	—	—
Standby letters of credit	(1,303)	(1,303)	—	(1,303)	—	—

	December 31, 2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$69,416	$69,416	$69,416	$—	$—	$—
Interest-bearing deposits	1,253,873	1,253,873	1,253,873	—	—	—
Securities purchased under agreements to resell	3,500,000	3,500,003	—	3,500,003	—	—
Federal funds sold	860,000	859,999	—	859,999	—	—
Trading securities(1)	2,250,264	2,250,264	—	2,250,264	—	—
Available-for-sale securities(1)	7,409,000	7,409,000	—	7,344,348	64,652	—
Held-to-maturity securities	871,107	1,035,410	—	456,942	578,468	—
Advances	34,595,363	34,735,775	—	34,735,775	—	—
Mortgage loans, net	4,501,251	4,634,141	—	4,615,737	18,404	—
Accrued interest receivable	112,163	112,163	—	112,163	—	—
Derivative assets(1)	159,731	159,731	—	15,329	—	144,402
Other assets(1)	31,939	31,939	13,894	18,045	—	—
Liabilities:
Deposits	(674,309)	(674,269)	—	(674,269)	—	—
COs:
Bonds	(23,888,493)	(24,226,123)	—	(24,226,123)	—	—
Discount notes	(27,681,169)	(27,681,470)	—	(27,681,470)	—	—
Mandatorily redeemable capital stock	(5,806)	(5,806)	(5,806)	—	—	—
Accrued interest payable	(104,477)	(104,477)	—	(104,477)	—	—
Derivative liabilities(1)	(10,271)	(10,271)	—	(43,805)	—	33,534
Other:
Commitments to extend credit for advances	—	(3,884)	—	(3,884)	—	—
Standby letters of credit	(1,723)	(1,723)	—	(1,723)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Summary of Valuation Methodologies and Primary Inputs

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are listed below. The fair values and level within the fair value hierarchy of these assets and liabilities are reported in Table 15.2.

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

As of December 31, 2020, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current low level of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities during 2020 and 2019 fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•Discount rate assumption. For all derivatives cleared through a DCO, at December 31, 2020, the discount rate used is SOFR, and at December 31, 2019, the discount rate used was the OIS rate based on the federal funds effective rate. For our bilateral, non-cleared interest-rate derivatives the discount rate used is either the OIS rate based on the federal funds effective rate curve or the LIBOR swap curve depending on the terms of the International Swaps and Derivatives Association (ISDA) agreement we have with each derivative counterparty.
•Forward interest-rate assumption. LIBOR swap curve or OIS based on the federal funds effective rate.
•Volatility assumption. Market-based expectations of future interest-rate volatility implied from current market prices for similar options.

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

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 15.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,422	$—	$—	$5,422
U.S. Treasury obligations	—	3,596,718	—	—	3,596,718
U.S. government-guaranteed – single-family MBS	—	2,884	—	—	2,884
GSE – single-family MBS	—	55	—	—	55
Total trading securities	—	3,605,079	—	—	3,605,079
Available-for-sale securities:
HFA securities	—	—	122,549	—	122,549
Supranational institutions	—	430,069	—	—	430,069
U.S. government-owned corporations	—	322,061	—	—	322,061
GSE	—	134,992	—	—	134,992
U.S. government guaranteed – single-family MBS	—	29,408	—	—	29,408
U.S. government guaranteed – multifamily MBS	—	47,180	—	—	47,180
GSE – single-family MBS	—	1,469,048	—	—	1,469,048
GSE – multifamily MBS	—	3,664,841	—	—	3,664,841
Total available-for-sale securities	—	6,097,599	122,549	—	6,220,148
Derivative assets:
Interest-rate-exchange agreements	—	9,962	—	151,056	161,018
Mortgage delivery commitments	—	220	—	—	220
Total derivative assets	—	10,182	—	151,056	161,238
Other assets	14,296	20,064	—	—	34,360
Total assets carried at fair value on a recurring basis	$14,296	$9,732,924	$122,549	$151,056	$10,020,825
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$10,782	$—	$10,782
REO	—	—	245	—	245
Total assets carried at fair value on a nonrecurring basis	$—	$—	$11,027	$—	$11,027
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(88,770)	$—	$64,708	$(24,062)
Total liabilities carried at fair value on a recurring basis	$—	$(88,770)	$—	$64,708	$(24,062)

	December 31, 2019
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,896	$—	$—	$5,896
U.S. Treasury obligations	—	2,240,236	—	—	2,240,236
U.S. government-guaranteed – single-family MBS	—	4,047	—	—	4,047
GSE – single-family MBS	—	85	—	—	85
Total trading securities	—	2,250,264	—	—	2,250,264
Available-for-sale securities:
HFA securities	—	—	64,652	—	64,652
Supranational institutions	—	416,429	—	—	416,429
U.S. government-owned corporations	—	296,761	—	—	296,761
GSE	—	123,786	—	—	123,786
U.S. government guaranteed – single-family MBS	—	57,714	—	—	57,714
U.S. government guaranteed – multifamily MBS	—	282,617	—	—	282,617
GSE – single-family MBS	—	2,590,271	—	—	2,590,271
GSE – multifamily MBS	—	3,576,770	—	—	3,576,770
Total available-for-sale securities	—	7,344,348	64,652	—	7,409,000
Derivative assets:
Interest-rate-exchange agreements	—	15,102	—	144,402	159,504
Mortgage delivery commitments	—	227	—	—	227
Total derivative assets	—	15,329	—	144,402	159,731
Other assets	13,894	18,045	—	—	31,939
Total assets carried at fair value on a recurring basis	$13,894	$9,627,986	$64,652	$144,402	$9,850,934
Carried at fair value on a nonrecurring basis(2)
Held-to-maturity securities:
Private-label MBS	$—	$—	$6,856	$—	$6,856
Mortgage loans held for portfolio	—	—	1,198	—	1,198
REO	—	—	78	—	78
Total assets carried at fair value on a nonrecurring basis	$—	$—	$8,132	$—	$8,132
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(43,805)	$—	$33,534	$(10,271)
Total liabilities carried at fair value on a recurring basis	$—	$(43,805)	$—	$33,534	$(10,271)
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

Table 15.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020, 2019, and 2018.

Table 15.3 - Roll Forward of Level 3 Available-for-Sale Securities
(dollars in thousands)

	For the Year ended December 31,
	2020		2019	2018
	HFA Securities	Private-label MBS	HFA Securities	HFA Securities
Balance at beginning of year	$64,652	$—	$49,601	$37,683
Transfer of securities from held-to-maturity to available-for-sale	71,240	180,514	—	—
Total gains included in earnings
Net gains on sale	—	30,583	—	—
Reduction of provision for credit losses	—	269	—	—
Accretion	—	353	—	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	6,517	(22,203)	1,231	(882)
Purchases	—	—	13,820	12,800
Sales, maturities, and settlements
Sales	—	(187,366)	—	—
Maturities	(18,685)	—	—	—
Settlements	(1,175)	(2,150)	—	—
Balance at end of year	$122,549	$—	$64,652	$49,601

Total amount of unrealized gains (losses) for the period included in other comprehensive income relating to securities held at period end	$5,823	$—	$1,231	$(882)

Note 16 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2020, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2020 and 2019. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $712.5 billion and $974.4 billion at December 31, 2020 and 2019, respectively. See Note 10 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 16.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	December 31, 2020			December 31, 2019
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$6,190,479	$233,771	$6,424,250	$7,484,754	$215,014	$7,699,768
Commitments for unused lines of credit - advances (3)	1,127,432	—	1,127,432	1,143,828	—	1,143,828
Commitments to make additional advances	69,684	93,465	163,149	434,253	88,167	522,420
Commitments to invest in mortgage loans	28,386	—	28,386	49,911	—	49,911
Unsettled CO discount notes, at par	250,000	—	250,000	500,000	—	500,000
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2020 and 2019, these amounts totaled $37.1 million and $27.2 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $25 thousand and $1.8 million at December 31, 2020 and 2019, respectively.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At December 31, 2020, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2030. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.3 million and $1.7 million at December 31, 2020 and 2019, respectively.

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

Pledged Collateral. We have pledged securities as collateral related to derivatives. See Note 8 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features.

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

Other commitments and contingencies are discussed in Note 6 — Advances, Note 8 — Derivatives and Hedging Activities, Note 10 — Consolidated Obligations, Note 11 — Affordable Housing Program, Note 12 — Capital, and Note 14 — Employee Retirement Plans.

Note 17 — Transactions with Shareholders

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

Related Parties. We define related parties as members who owned 10 percent or more of the voting interests of our capital stock outstanding at year end. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2020 and 2019, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at December 31, 2020 and 2019. At December 31, 2020, no shareholder has more than 10 percent of total capital stock outstanding.

Table 17.1 - Shareholder Concentrations, Balance Sheet
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

Table 17.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
December 31, 2020	$60,624	4.8%	$582,765	3.1%	$651	2.5%
December 31, 2019	112,811	6.0	2,224,141	6.4	3,581	7.4

Note 18 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations. Interest income on loans to other FHLBanks was $48 thousand, $25 thousand and $21 thousand for the years ended December 31, 2020, 2019, and 2018, respectively. Interest expense for loans from other FHLBanks was $218 thousand, $20 thousand, and $36 thousand for the years ended December 31, 2020, 2019, and 2018, respectively.

MPF Mortgage Loans. We pay a transaction-services fee and a membership fee to the FHLBank of Chicago for our participation in the MPF program. For the years ended December 31, 2020, 2019, and 2018, we recorded $2.9 million, $2.8 million, and $2.5 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. The membership fee has been recorded in the statement of operations as an operating expense, and totaled $600 thousand for each of the years ended December 31, 2020, 2019, and 2018. In addition, beginning in 2020, we receive an MPF performance fee from the FHLBank of Chicago. The MPF performance fee for the year ended December 31, 2020 amounted to $50 thousand and was recorded in the statement of operations as other income.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the years ended December 31, 2020 and 2019, we transferred debt obligations with par amounts of $985.1 million and $10.0 million, respectively, and fair values of approximately $1.0 billion and $12.7 million, respectively, on the day they were transferred. During the year ended December 31, 2018, there were no transfers of COs between us and other FHLBanks.

Note 19 — Subsequent Events

On February 19, 2021, the board of directors declared a cash dividend at an annualized rate of 1.59 percent based on daily average capital stock balances outstanding during the fourth quarter of 2020. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $5.4 million and was paid on March 2, 2021.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2020 and 2019, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.

2020 Quarterly Results of Operations – Unaudited
(dollars in thousands)

	2020 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$138,084	$148,898	$184,281	$282,516
Total interest expense	77,692	91,780	141,934	252,165
Net interest income before provision for credit losses	60,392	57,118	42,347	30,351
(Reduction of) provision for credit losses	(1,434)	(5,143)	2,903	(684)
Net interest income after (reduction of) provision for credit losses	61,826	62,261	39,444	31,035
Litigation settlements	25,998	—	98	—
Loss on early extinguishment of debt	(14,784)	—	—	—
Net unrealized (losses) gains on trading securities	(19,703)	(19,603)	(18,750)	46,120
Net gains (losses) on derivatives and hedging activities	2,421	1,624	(1,161)	(52,558)
Realized net gain from sale of available-for-sale securities	4,373	26,210	—	—
Realized net gain from sale of held-to-maturity securities	—	6,680	—	40,733
Other income	3,092	3,199	3,636	3,302
Non-interest expense	38,512	20,858	20,146	22,341
Income before assessments	24,711	59,513	3,121	46,291
AHP assessments	2,474	5,957	319	4,636
Net income	$22,237	$53,556	$2,802	$41,655

2019 Quarterly Results of Operations – Unaudited
(dollars in thousands)

	2019 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$324,329	$337,539	$361,792	$421,440
Total interest expense	255,978	281,165	304,059	334,872
Net interest income before provision for credit losses	68,351	56,374	57,733	86,568
Provision for credit losses	22	48	12	3
Net interest income after provision for credit losses	68,329	56,326	57,721	86,565
Net impairment losses on investment securities recognized in income	(384)	(411)	(314)	(103)
Litigation settlements	29,358	3	—	—
Other income (loss)	13,001	2,478	3,989	(6,633)
Non-interest expense	34,137	22,671	21,789	19,287
Income before assessments	76,167	35,725	39,607	60,542
AHP assessments	7,633	3,597	3,987	6,085
Net income	$68,534	$32,128	$35,620	$54,457

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of December 31, 2020. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2020, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2020, which is included in Item 8 — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of member directors (each of whom must be a director or officer of a member) nominated and elected by our members on a state-by-state basis and independent directors nominated by our board and elected by a plurality of all our members. Our board of directors is currently constituted of eight member directorships and seven independent directorships. Two of the independent directorships are designated as public interest.

An FHFA regulation (the Election Regulation) regarding FHLBank board of director elections and director eligibility gives the Director of the FHFA the annual responsibility to determine the size of each FHLBank's board of directors. Further, for each FHLBank, the Election Regulation requires the Director of the FHFA to allocate:

•the directorships between member directorships and independent directorships, subject to the requirement that a majority, but no more than 60 percent, of the directorships be member directorships; and
•the member directorships among the states in each FHLBank's district based on the number of shares of FHLBank stock required to be held by members in each state as of December 31 of the prior year, with each state entitled to one directorship, subject to any state statutory minimum. For us, the only state statutory minimum is for Massachusetts, which is entitled to three member directorships.

If, during a director's term of office, the Director of the FHFA eliminates the directorship to which he or she has been elected or, for member directorships, redesignates such directorship to another state, the director's term will end as of December 31 of the year in which the Director of the FHFA takes such action.

If a member director ceases to be a director or officer of a member in the state from which the director was elected, that director loses eligibility as a member director and must leave the board. If an independent director becomes an officer or director of a member, that director loses eligibility as an independent director and must leave the board.

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2020 and 2021 as follows:

Table 46 - Member Directorships by State

	2021 Member Directorships	2020 Member Directorships
Connecticut	1	1
Maine	1	1
Massachusetts	3	3
New Hampshire	1	1
Rhode Island	1	2
Vermont	1	1
Total	8	9

Our annual election was completed in the fourth quarter of 2020 and involved elections for one Rhode Island member directorship and two independent directorships. See — Annual Director Elections below for additional information on the election.

Director Requirements

Board of director elections are conducted in accordance with applicable law, including the Election Regulation, and our governance documents. Accordingly:

•each director is required to be a U.S. citizen;
•no director may be a member of our management;
•each director is elected for a four-year term (unless the Director of the FHFA designates a shorter term for staggering of the expiration dates of the terms); and

•no director can be elected to more than three consecutive full terms.

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

Member Director and Member Director Nominee Requirements and Nominations

Candidates for member directorships in a particular state are nominated by members in that state. Each member that is required to hold stock as of the record date, which is December 31 of the year prior to each election (the record date), may nominate and vote for representatives from members in its respective state for open member directorships. FHLBank boards of directors are not permitted to nominate or elect member directors, although they may elect a director to fill a vacant member directorship. Further, the Election Regulation provides that no director, officer, employee, attorney, or agent, other than in a personal capacity, may support the nomination or election of a particular individual for a member directorship. In addition to the requirements applicable to all directors, each member director and each nominee for a member directorship must be an officer or director of a member that is in compliance with the minimum capital requirements established by its regulator.

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

Our members are permitted to (and we ask them to) identify candidates to be considered for inclusion on the nominee slate for independent directorship, but to be considered for nomination, an individual must submit an application to us. We are required to submit information about nominees for independent directorships to the FHFA for review prior to announcing such nominations. In addition, our board of directors is required by FHFA regulations to consult with the Advisory Council (a council that reviews and advises us on our AHP program) in establishing the independent director nominee slate. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours.

Since 2013, the Bank’s bylaws have included diversity of the board as a factor that may be considered in making independent director nominations, and the Governance Committee of the board (which has responsibility for recommending candidates for nomination for independent directorships) and the board have considered this factor in each of their nomination decisions since then. In 2020, in response to an Advisory Bulletin on Board Diversity issued by the FHFA, the Governance Committee and the board also began considering competency in matters of diversity and inclusion as an additional factor in their nomination decisions. In addition, at the commencement of elections for both independent and member directors, we include a statement in the relevant publicity that our board of directors seeks to promote diversity in its composition and encourages nominations of and applications from eligible diverse candidates. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining whom to nominate for independent directorships, the board of directors selected:

•Thomas J. Curry in 2020, based on his prior experience serving as the Comptroller of the Currency of the United States, as a member of the Federal Deposit Insurance Corporation’s board of directors, and as Commissioner of Banks for the Commonwealth of Massachusetts;
•Antoinette C. Lazarus in 2020, based on her significant experience in compliance, risk management, regulatory matters and accounting; valuable understanding of the fund management and insurance industries; and involvement in multiple boards of directors of charitable organizations;
•Eric Chatman in 2019, based on his affordable housing experience, including through his prior role as president and executive officer of the Connecticut Housing Finance Authority and his current role as the executive vice president and chief financial officer of Housing Partnership Network; his prior FHLBank System experience as treasurer of the Federal Home Loan Bank of Des Moines; his private banking experience; and his significant capital markets experience;
•Emil J. Ragones in 2019, based on his experience as a former partner at Ernst & Young specializing in information technology audit and controls and related experience in implementing business strategies for financial systems, incorporating or improving information technology and financial controls, addressing regulatory examination findings surrounding information technology and financial controls, and reviewing governance matters applicable to information technology;
•Joan Carty in 2018, to serve as a public interest director, based on her experience serving as president and chief executive officer of Housing Development Fund, a Stamford, Connecticut-based CDFI that finances multifamily housing, lends directly to low- and moderate-income households for first-time purchases, and provides homeownership counseling, homebuyer education, and foreclosure-intervention counseling;
•Patrick E. Clancy in 2018, to serve as a public interest director, based on his experience as a developer of affordable housing, particularly through his previous role as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed or redeveloped approximately 25,000 affordable housing units over the past 40 years;
•Cornelius K. Hurley in 2017, based on his legal and banking experience, having served as general counsel of a large regional bank, as director of the Center for Finance, Law & Policy at Boston University School of Law, and as Professor of the Practice of Banking Law at Boston University.

Further, with the exception of director Thomas J. Curry, all of the independent directors have been independent directors of the Bank prior to their most recent nominations, and our board of directors considered their experience gained from serving on our board in selecting them for their most recent nominations.

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current reports on Form 8-K filed with the SEC on September 10, 2020 and October 30, 2020, as supplemented by a Form 8-K/A filed with the SEC on January 14, 2021.

Information Regarding Current Directors

Member Directors

The member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Donna L. Boulanger (vice chair), age 67, has served as president, chief executive officer and trustee of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, since February 2008. Ms. Boulanger also currently serves on the board of directors of the Depositors Insurance Fund, a Bank member. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2021.

Dwight M. Davidsen, age 53, has served as senior vice president of Citizens Bank, N.A., located in Providence, Rhode Island, since November 2013. Mr. Davidsen has more than 20 years of experience managing funding and liquidity at large regional banks. Mr. Davidsen began serving as a director of the Bank on January 1, 2020, and his current term will conclude on December 31, 2024.

Martin J. Geitz (chair), age 64, has served as executive regional director of Liberty Bank in Middletown, Connecticut, since October 2019. Until they were both acquired by Liberty Bank in October 2019, Mr. Geitz had served as president and chief executive officer of The Simsbury Bank & Trust Company, located in Simsbury, Connecticut, since October 2004, and of its holding company, SBT Bancorp, Inc., since its formation in 2005. Mr. Geitz was also a member of the board of directors of The Simsbury Bank & Trust Company and SBT Bancorp, Inc. until they were acquired. Mr. Geitz began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2021.

Edward F. Manzi, Jr., age 61, has served as president and chief executive officer of Fidelity Co-Operative Bank, located in central Massachusetts, since July 1997, and has served there also as chairman since August 2010. Mr. Manzi is also a certified public accountant. Mr. Manzi began serving as a director of the Bank on January 1, 2020, and his current term will conclude on December 31, 2023.

John W. McGeorge, age 76, has served as chairman of the board of Needham Bank, of Needham, Massachusetts, since April 2006. Mr. McGeorge also served as chief executive officer of Needham Bank from April 2006 until May 2015, and as president of Needham Bank from April 2006 through April 2012. Mr. McGeorge began serving as a director of the Bank on January 1, 2014, and his current term will conclude on December 31, 2021.

Michael R. Tuttle, age 66, has served as senior policy officer with Northfield Savings Bank in Berlin, Vermont, since December 2019. He served as chief credit officer of Opportunities Credit Union, located in Winooski, Vermont, from February to December 2019. He served as a director of Opportunities Credit Union from May 2017 until February 2019. Mr. Tuttle served as a director of Merchants Bank from 2006 to May 2017 and as a director of Merchants Bancshares, Inc., located in South Burlington, Vermont from 2007 to May 2017. Mr. Tuttle is also the former president and chief executive officer of both Merchants Bancshares Inc. (from 2007 through 2015) and Merchants Bank (from 2006 through 2014). He has served on the board of the Vermont Economic Development Authority since October 2016. Mr. Tuttle began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2022.

John C. Witherspoon, age 64, has served as a director of Skowhegan Savings Bank in Skowhegan, Maine since November 2007 and served there also as president and chief executive officer from November 2007 until December 2019. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004. Mr. Witherspoon began serving as a director of the Bank on January 1, 2016, and his current term will conclude on December 31, 2023.

Richard E. Wyman, Jr., age 65, is president and a director of Meredith Village Savings Bank (MVSB), Meredith, New Hampshire, a position he has held since January 1, 2016. Since 2013 he has also served as executive vice president (and from 2013 to January 1, 2016 served as chief financial officer) of New Hampshire Mutual Bancorp, the holding company that was formed in 2013 from the affiliation of MVSB and Merrimack County Savings Bank, a Bank member. New Hampshire Mutual Bancorp is also the holding company for Savings Bank of Walpole, a Bank member. Mr. Wyman joined MVSB in August 2001 as chief financial officer and was promoted to executive vice president and chief financial officer of MVSB in 2009, prior to assuming the role of president. Prior to joining MVSB, Mr. Wyman held senior leadership roles for several Maine-based banks, ranging from local community mutual banks to a publicly traded multi-bank holding company. Mr. Wyman began serving as a director of the Bank on January 1, 2019, and his current term will conclude on December 31, 2022.

Independent Directors

The independent directors currently serving on the board of directors provided the following information about their principal occupation, business experience, and other matters.

Joan Carty, age 69, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She previously served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current (and final) term will conclude on December 31, 2022.

Eric Chatman, age 60, has served as the executive vice president and chief financial officer of Housing Partnership Network, a network of affordable housing and community development nonprofits, since July 2017. Mr. Chatman founded and was president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities, and financial institutions from June 2015 to July 2017. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from May 2012 until March 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines and division manager, treasury department, at the African Development Bank. Mr. Chatman has served as a director of the Bank since June 16, 2014, and his current term will conclude on December 31, 2023.

Patrick E. Clancy, age 74, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. He continues to engage in the field as an independent consultant and developer as principal of The Clancy Company. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current (and final) term will conclude on December 31, 2022.

Thomas J. Curry, age 64, has been a partner at the law firm Nutter McClennen & Fish LLP in Boston, Massachusetts since November 2017. Mr. Curry served as Comptroller of the Currency of the United States from April 2012 to May 2017, as a member of the Federal Deposit Insurance Corporation’s board of directors from 2003 to May 2017, and as Commissioner of Banks for the Commonwealth of Massachusetts from 1990 to 1991 and from 1995 to 2003. Mr. Curry has served as a director of the Bank since January 1, 2021, and his current term will conclude on December 31, 2024.

Cornelius K. Hurley, age 74, has served as executive director of the Online Lending Policy Institute, Inc. since February 2017. He has also served as Professor of the Practice of Banking Law at Boston University since 2005, and was director of the Boston University Center for Finance, Law & Policy from 2005 to June 2017. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly owned subsidiary of Computershare, Ltd. Previous roles include serving as managing director of The Secura Group (1990 to 1997); as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies (1981 to 1990); and as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was appointed as a director of the Bank on March 30, 2007, for a term that expired on December 31, 2008. He was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, and has served on the board of directors continuously since that date. His current (and final) term will conclude on December 31, 2021.

Antoinette C. Lazarus, age 57, has served as chief compliance and risk officer and as privacy and anti-money laundering officers for Landmark Partners, a Simsbury, Connecticut-based SEC-registered investment adviser since 2006. Since November 2018 and December 2019, Ms. Lazarus has also served as the vice president of the board of directors for the Hartford Community Loan Fund, and director of Housing Development Fund, respectively, each a community development financial institution based in Connecticut. Prior to her work at Landmark Partners, Ms. Lazarus served from 2004 to 2006 as vice president of compliance for Prudential Financial, Inc., a Hartford, Connecticut-based financial products and services company and from 2001 to 2004 as director of fund accounting for CIGNA Retirement and Investment Services, a Hartford-based retirement services business that was acquired in 2004 by Prudential Financial, Inc. From 1988 to 2001, Ms. Lazarus served in multiple fund accounting, reporting and valuation roles at Aetna Financial Services, a financial services company based in Hartford that was acquired by ING in 2000. Ms. Lazarus has served as a director of the Bank since January 1, 2017, and her current term will conclude on December 31, 2024.

Emil J. Ragones, age 74, is an adjunct professor at the Boston College Carroll School of Management in the Masters of Science in Accounting Program, a position he has held since January 2013. He served as executive in residence at Accounting

Management Solutions, Inc., now part of CliftonLarsenAllen LLP,, from 2008 through April 2015, providing accounting and financial management advisory services. Mr. Ragones previously worked at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including financial services. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's National Professional Practice office for assurance and advisory business services, focusing on reviewing and reporting on financial and information technology controls and Sarbanes-Oxley Act Section 404 compliance and reporting. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current (and final) term will conclude on December 31, 2023.

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

The Bank is one of 11 FHLBanks that, together with the Office of Finance, comprise the FHLBank System. The Office of Finance has responsibility for the issuance of COs on behalf of the FHLBanks and for compiling a combined financial report of the FHLBanks. Accordingly, the FHLBank System has determined that it is beneficial to have a single independent registered public accounting firm responsible for the audit of the FHLBank System and each FHLBank. The FHLBanks and Office of Finance collaborate in selecting, setting the compensation of, and evaluating the independent registered public accounting firm, but the responsibility for appointing the independent registered public accounting firm for each FHLBank remains solely with the audit committee of each individual FHLBank and the Office of Finance.

PwC has been the independent auditor for the Bank and the FHLBank System since 1990. The Bank’s Audit Committee engages in rigorous evaluations each year before appointing an independent registered public accounting firm. In connection with the appointment of the Bank’s independent registered public accounting firm, the Audit Committee’s evaluation included consultation with the audit committees of the other FHLBanks and the Office of Finance. Specific considerations included:

•an analysis of the risks and benefits of re-engaging the independent auditor versus engaging a different firm, including consideration of:
◦PwC engagement audit partner, engagement quality review partner, and audit team rotation,
◦PwC’s tenure as the Bank’s and the FHLBank System’s independent auditor,

◦benefits associated with engaging a different firm as independent auditor,
◦potential disruption and risks associated with changing the Bank’s auditor; and
◦PwC’s depth of understanding of our business, operations, and accounting policies and practices;
•PwC’s historical and recent performance on the Bank’s audit, including the results of an internal survey of PwC’s service and quality;
•an analysis of PwC’s known legal risks and significant proceedings;
•external data relating to audit quality and performance, including recent PCAOB reports on PwC and its peer firms, as well as metrics indicative of audit quality;
•the appropriateness of PwC’s fees, on both an absolute basis and as compared to its peer firms; and
•the diversity of PwC's ownership and staff assigned to the engagement.

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

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to the Bank. For lead and concurring audit partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of the Bank’s lead audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee and with management. Our current engagement partner began serving in this role in 2020.

Based on its reviews discussed above, the Audit Committee recommended to the board of directors the reappointment of PwC as the Bank's independent registered public accounting firm for 2021.

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

The Audit Committee has reviewed and discussed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles used, the reasonableness of significant accounting judgments and estimates, and the clarity of disclosures in the financial statements. In addressing the quality of management's accounting judgments, members of the Audit Committee asked for representations and reviewed certifications prepared by the chief executive officer and chief financial officer that the audited financial statements present, in all material respects, the financial condition and results of operations, and have expressed to both management and PwC their general preference for conservative policies when a range of accounting options is available. In meeting with PwC, the Audit Committee asked them to address and discuss their responses to several questions that the Audit Committee believes are particularly relevant to its oversight. These questions include:

•Based on PwC's experience, and their knowledge of the Bank, do the financial statements present fairly, with clarity and completeness, the Bank's financial position and performance for the reporting period in accordance with GAAP and SEC disclosure requirements?
•Based on PwC's experience, and their knowledge of the Bank, has the Bank implemented internal controls and internal audit procedures that are appropriate for the Bank?

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2020, for filing with the SEC.

As of the date of filing this annual report on Form 10-K, the members of the Audit Committee are:

Emil J. Ragones, Chair
Antoinette C. Lazarus, Vice Chair
Joan Carty
Eric Chatman
Edward F. Manzi, Jr.
Richard E. Wyman
Martin J. Geitz, ex officio

Information about our Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Table 47 - Executive Officers

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	62
Timothy J. Barrett	Executive Vice President and Treasurer	62
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	59
Carol Hempfling Pratt	Executive Vice President, General Counsel, and Corporate Secretary	62
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	54
Ana C. Dyer	Senior Vice President, Member Services	53
Barry F. Gale	Senior Vice President and Chief Human Resources Officer	61
Sean R. McRae	Senior Vice President and Chief Information Officer	56
Edward A. Schultze	Senior Vice President and Chief Risk Officer	61
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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate and conduct our daily business with our customers, vendors, shareholders, and with our employees. The Code of Ethics and Business Conduct applies to all directors and employees, including the chief executive officer, chief financial officer, and chief accounting officer, and all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to avoid conflicts of interest and to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of our financial books and records and the preparation of our financial statements. The Code of Ethics and Business Conduct can be found on our website (https://www.fhlbboston.com/fhlbank-boston/governance#/). All future amendments to, or waivers from, the Code of Ethics and Business Conduct will be posted on our website. The information contained within or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

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

For the year ended December 31, 2020, the named executive officers were:

Edward A. Hjerpe III	President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer;
Carol Hempfling Pratt	Executive Vice President, General Counsel and Corporate Secretary;
Timothy J. Barrett	Executive Vice President and Treasurer; and
Sean R. McRae	Senior Vice President and Chief Information Officer

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2020. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy (defined below) reflecting performance and market conditions, effective January 1, 2020. Additionally, we adopted an executive incentive plan (an EIP) on March 18, 2020 (the 2020 EIP). Cash incentives awarded under EIPs for 2020 were generally determined based on the criteria set forth in the 2020 EIP for short-term awards and the 2018 executive incentive plan (2018 EIP) for long-term awards.

Compensation Committee

Pursuant to a charter approved by the board of directors, the Human Resources and Compensation Committee (the Compensation Committee) assists the board of directors in developing and maintaining human resources and compensation policies that support our business objectives. The Compensation Committee develops and recommends the compensation philosophy for the board of directors' review and approval. The Compensation Committee reviews and approves human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the named executive officers may participate.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time been an officer or employee with us. None of our executive officers has served or is serving on our board of directors or the compensation committee of any entity whose executive officers served on the Compensation Committee of our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ending December 31, 2020.

The members of the Compensation Committee are:

John W. McGeorge, Chair
Michael R. Tuttle, Vice Chair
Joan Carty
Thomas J. Curry

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

In 2019, the Compensation Committee retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry and a part of Aon plc, to assist with an updated comprehensive total rewards study. A major outcome of the study was the adoption in 2020 of an updated Total Rewards Philosophy, the principles of which have been the basis for determining total compensation for the named executive officers.

The 2020 Total Rewards Philosophy defines compensation goals, competitive market and peer groups, components and comparability of the total rewards package, performance evaluation and compensation, and responsibility for administration and oversight of compensation and benefits programs. The Compensation Committee and board of directors are responsible for periodically reviewing the Total Rewards Philosophy to ensure consistency with our overall business objectives, the competitive market, and our financial condition.

The Total Rewards Philosophy provides for a total rewards structure for employees, including the named executive officers, that attracts, retains and motivates a diverse employee population while supporting business and mission objectives throughout economic cycles. The Total Rewards Philosophy is designed to deliver a total rewards program that provides more certainty for the Bank through higher fixed compensation, competitive annual incentives, distinctive benefits and lower employment volatility reinforcing our lower overall risk appetite and emphasis on maintaining safe and sound operations. Annual incentive plans are designed to align payout opportunities with achievement of our financial, operational, mission, and regulatory goals and limit excessive risk-taking while recognizing team results and individual contributions. Incentive plans for staff engaged in risk management, compliance, and audit functions are designed to ensure that conflicts of interest are managed, and independence is maintained. The deferral of a portion of the annual incentive for executives and senior management is designed to align with regulatory guidance, emphasize safe and sound operations, and discourage excessive risk-taking activities.

Risk and Bank Compensation Practices and Policies

Our chief risk officer reviews the design of our compensation plans and policies, including the 2020 EIP and 2018 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2020 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2020, and ending December 31, 2022, and targeted regulatory results at December 31, 2022, with associated deferred payouts of 50 percent of the 2020 EIP's awards, which are intended to align management's interests with risk-management objectives.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2020 short-term awards, which are intended to further reduce the risk of imprudent risk-taking.

Further, our chief risk officer and our chief human resources officer jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In February 2021, the Compensation Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are designed to manage any conflicts of interest and promote independence in risk management in a manner independent of the financial performance of the business areas these personnel monitor. Participants in the 2020 EIP working in our enterprise risk-management (ERM) department have somewhat different goals and weightings from their peers in other departments.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the FHFA reviews all executive compensation, including the 2020 EIP, relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is across a broad group of organizations representing different industries. In particular, we experience a greater frequency of competition for talent with commercial banks and financial services firms with capital markets, investment, risk, and wholesale lending capabilities, and publicly traded banks in a defined asset range. We may also consider other peer groups, such as local market peers and information-technology-specific peers for unique and hard-to-fill positions. We also recognize that a “one-size-fits-all” approach to compensation may need to be adjusted at times to attract employees who may have critical skills (e.g., technology staff) and to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by asset-management firms that are considered labor market competitors even though they are not business competitors. As a result, we may, at times, have to expand recruiting efforts to a regional or national basis to recruit named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer comparable compensation packages to attract, retain, motivate, and reward top talent. When setting compensation levels, we also consider the cost of living in the Boston area.

Our competitive peer groups for our named executive officers include:

•The other FHLBanks, particularly for determining mix of pay within the total rewards package due to the similarity in structure, responsibilities, mission, mix-of-pay and total rewards within a cooperative, government-sponsored-enterprise structure; and
•The commercial banks and financial services firms as a broader peer group with the specialized talent that we often compete for when recruiting and retaining key employees in our geographic location. For executive level positions, we may consider the scale and scope of the role in making a market comparison, often considering division heads of large peers as appropriate market benchmarks, rather than an overall head of a function or business area.

Peer groups are considered in setting the total rewards package. However, no specific target among the peer groups is selected for named executive officer compensation. Rather, the data is used generally to ensure the total rewards packages remain competitive as determined by the Compensation Committee relative to those peer groups.

The other FHLBanks serve as a peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBanks. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2020, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive for each matched position as discussed below in more detail.

The commercial banks and financial services firms peer group serves as a relevant comparator group for competitive positioning of the total rewards package for those positions requiring financial services experience, including the named executive officers. The commercial bank and financial services firms peer group focuses on large and mid-sized commercial banks and financial services firms but excludes large global investment banks. Both the Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas. The commercial bank and financial services firms peer group consists mostly of banks with multiple product lines/offerings and significant assets. The most significant difference between us and the commercial bank and financial services firms peer group is that we are focused on wholesale banking activities while the peer group generally engages in both wholesale and retail activities. The market analysis focuses on the wholesale activities and excludes retail-focused positions. In addition to the above peer groups, in certain limited cases, publicly traded banks are considered as peers. Only publicly traded banks of a limited asset size are used as peers for this purpose, in order to account for the broader scope of activities and scale of this peer group.

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial banks and financial services firms peer group of McLagan's proprietary 2020 Financial Services - FHLB Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives.

The following is a list of survey participants that were included by McLagan in the 2020 Financial Services - FHLB Survey, including the commercial banks and financial services firms peer group, the Federal Home Loan Banks, and proxy data from public peers with assets between $10 billion and $20 billion. Not all participants reported positions that matched the data set for the named executive officers.

Table 48 - List of Survey Participants

ABN AMRO	Federal Home Loan Bank of Cincinnati	Macquarie Bank
Acadian Asset Management	Federal Home Loan Bank of Dallas	Manulife
Accenture	Federal Home Loan Bank of Des Moines	MFS Investment Management
Aegon	Federal Home Loan Bank of Indianapolis	Mitsubishi UFJ Trust
AIB	Federal Home Loan Bank of New York	MUFG Bank, Ltd.
Ally Financial Inc.	Federal Home Loan Bank of Pittsburgh	National Australia Bank
Amundi Pioneer	Federal Home Loan Bank of San Francisco	Natixis
Arvest Bank	Federal Home Loan Bank of Topeka	Natixis Corporate & Investment Banking
Associated Bank	Federal Reserve Bank of Atlanta	New York Community Bank
Australia & New Zealand Banking Group	Federal Reserve Bank of Boston	Nomura Securities
Bain Capital	Federal Reserve Bank of Chicago	Nord/LB
Banco Bilbao Vizcaya Argentaria	Federal Reserve Bank of Kansas City	Nordea Bank
Bank ABC	Federal Reserve Bank of Minneapolis	Northern Trust Corporation
Bank Hapoalim	Federal Reserve Bank of New York	OCBC Bank
Bank of America	Federal Reserve Bank of Richmond	OneMain Financial
Bank of Ireland	Federal Reserve Bank of San Francisco	People's United Financial, Inc.
Bank of New York Mellon	Federal Reserve Bank of St Louis	PNC Bank
Bank of Nova Scotia	Fidelity Investments	Putnam Investments
Bank of the West	Fifth Third Bank	PwC
Baupost Group, The	First Citizens Bank - NC	Regions Financial Corporation
Bayerische Landesbank	First National Bank of Omaha	Royal Bank of Canada
BBVA	First Republic Bank	Royal Bank of Scotland Group
BBVA Compass	First Tennessee Bank/ First Horizon	Sallie Mae
BMO Financial Group	Flagstar Bank	Santander Bank, N.A.
BNP Paribas	Freddie Mac	Siemens Financial Services
BOK Financial Corporation	Frost Bank	Signature Bank – NY
BrightSphere Investment Group plc	GE Capital	Societe Generale
Brown Brothers Harriman	Geode Capital Management	Standard Chartered Bank
Capital One	Global Atlantic Financial Group	State Street Corporation
CBRE Global Investors	GMO	Sterling National Bank
CIBC World Markets	Hancock Whitney Bank	Sumitomo
CIT Group Inc.	HarbourVest	SVB Financial Group
Citigroup	Harvard Management Company	Synovus Financial Corporation
Citizens Financial Group	HSBC	TD Securities
City National Bank	Huntington Bancshares, Inc.	Texas Capital Bank
Comerica	ICE	TIAA
Commerce Bank	IHS Markit	Truist
Commerzbank	ING	U.S. Bancorp
Commonwealth Bank of Australia	Intesa Sanpaolo	UMB Financial Corporation
Crédit Agricole CIB	Investec Bank	UniCredit Bank AG
Credit Industriel et Commercial – N.Y.	Investors Bancorp, Inc.	Valley National Bancorp
Eaton Vance Management	JP Morgan Chase	Webster Bank
FactSet	KBC Bank	Wellington Management Company
Fannie Mae	KeyCorp	Wells Fargo Bank
Federal Home Loan Bank of Atlanta	Lloyds Banking Group	Wintrust Financial Corporation
Federal Home Loan Bank of Boston	Loomis, Sayles & Company	Zions Bancorporation
Federal Home Loan Bank of Chicago	M&T Bank Corporation
Data from international banks contained results from their U.S. operations only.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, skills, experience, the criticality of the role, and tenure through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an EIP to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we may offer higher base salaries, in addition to cash-incentive opportunities, and certain retirement benefits to keep our compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be comparable with the total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable with the total rewards packages at the commercial bank and financial services firms peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with total cash compensation of the named executive officer's peers at other FHLBanks. The Compensation Committee has also considered total cash compensation at the other FHLBanks as the comparator since it includes base salaries and cash incentives. The Compensation Committee has been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board sets annual goals and objectives for the chief executive officer to align with our strategic business plan. At the end of the year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and approves an appropriate total compensation package. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

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

After review and nonobjection by the FHFA, the Compensation Committee awarded the named executive officers an increase in base salary on January 10, 2021, with retroactive application to January 1, 2021. In determining the amount of the increases, the Compensation Committee considered market data from the McLagan 2020 Financial Services - FHLB Survey, discussed under — Overview of the Labor Market for Senior Managers above and the economic environment. Additionally, the Compensation Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Compensation Committee, increases in base salary for each of the named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases:

Table 49 - Named Executive Officer Salaries

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Edward A. Hjerpe III	$923,311	$941,777	2.00%
President and Chief Executive Officer

Frank Nitkiewicz	$420,086	$428,488	2.00%
Executive Vice President and Chief Financial Officer

Carol Hempfling Pratt	$390,816	$398,633	2.00%
Executive Vice President, General Counsel and Corporate Secretary

Timothy J. Barrett	$390,816	$398,633	2.00%
Executive Vice President and Treasurer

Sean R. McRae	$324,333	$330,820	2.00%
Senior Vice President and Chief Information Officer

Executive Incentive Plan

General Overview of EIPs

EIPs are cash incentive plans which are reviewed and may be adopted by the Compensation Committee or the board on an annual basis. While EIPs are not necessarily adopted every year, in recent years we have adopted them annually. Generally, EIPs are used to promote achievement of strategic objectives by aligning cash incentive opportunities for corporate officers or other members of management or highly compensated employees, including the named executive officers, with our short- and long-term financial performance and strategic direction. These incentive opportunities are also designed to facilitate retention and commitment of key officers. EIPs generally include specific goals, such as goals based on profitability, business growth, regulatory examination results and remediation, and operational goals for each of the corporate officers or other members of management or highly compensated employees, including the named executive officers.

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

Purpose of the 2020 EIP

The 2020 EIP is intended to:

•reflect a reasonable assessment of our financial situation and prospects while rewarding achievement of our financial plan and strategic objectives in our annual strategic business plan;
•reinforce and reward our commitment to conservative, prudent, sound risk-management practices and preservation of the par value of our capital stock;
•tie a significant percentage of incentive awards to our long-term financial condition and performance; and
•recognize the importance of individual performance through metrics linked to our strategic goals and/or objectives of the participant’s principal functions and independent of the areas that they monitor.

2020 EIP Plan Design

The design of the 2020 EIP was guided by principles intended to:

•promote achievement of our financial plan and strategic objectives in our annual strategic business plan;
•provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and
•facilitate the retention and commitment of our corporate officers, a select group of management, and highly compensated employees.

Incentive Goals

The 2020 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. The goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. The 2020 EIP does not contain individual performance award opportunities for the named executive officers. To mitigate unnecessary or excessive risk-taking, the 2020 EIP contains measures for overall performance that are achieved through Bank-wide collaboration of activity but cannot be individually attained or altered by participants in the 2020 EIP. Additionally, the 2020 EIP includes long-term incentive opportunities based on the average core return on capital stock over the three-year period starting January 1, 2020, and ending December 31, 2022, and targeted regulatory results at December 31, 2022, which are intended to align management's interests with our long-term financial performance and condition. As described in greater detail under — Determination of Awards under the 2020 EIP, the Compensation Committee maintained authority over all awards under the 2020 EIP, however, the 2020 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

Short-Term Incentive Goals and Actual Achievement

The 2020 EIP included the following short-term incentive goals for the named executive officers:

•Pre-assessment, core return on capital stock (the core return goal): Pre-assessment, core return on capital stock (as such term is defined in the 2020 EIP and referred to in this report as core return on capital stock) is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, interest expense on mandatorily redeemable capital stock, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to changes in fair value, provision for credit losses on private-label MBS, gains from the accretion of prior credit losses due to improvements in projected private-label MBS performance, net gains on sales of private-label MBS, private-label MBS litigation settlement income, and unbudgeted voluntary pension contributions. In addition, with the approval of the board of directors, we also adjusted the calculation of core return on capital stock by including the imputed amortization of net premiums on investments classified as trading securities. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.
•Insurance advances disbursements (the insurance advances goal): This goal is measured by the amount of new advances originated in 2020 (any type and maturity of advance) to insurance company members.
•Insurance membership (the insurance membership goal): This goal is measured by the number of insurance companies approved for membership in 2020.
•Core mission goal: This goal is measured by our core mission asset ratio, a ratio by which the FHFA assesses our core mission achievement.
•HHNE Initiative (HHNE Initiative): This goal is measured by the disbursement of the allocated subsidy in our HHNE Initiative to the six New England HFAs and disbursement of a subsidy to members in the form of down payment assistance through the Housing Our Workforce program.
•JNE initiative (JNE Initiative): This goal is measured by disbursement of the subsidy in our JNE initiative.

•Operational Efficiency (the operational efficiency goal): This goal is measured by whether and to what degree our core operating expenses, which are defined as our normal expenses associated with enabling the Bank to conduct business operations, and which exclude significant discretionary expenses approved by our board in an amount not to exceed judgment or settlement income associated with our ongoing private-label MBS litigation, stay within and do not exceed the operating expense budget approved by our board. Core operating expenses are measured as a percentage of the operating expense budget for 2020.

Table 50 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals for the year ended December 31, 2020.

Table 50 - Short-Term Goals

Goal	Weighting	Threshold	Target	Excess	Actual Achievement
Core Return	30%	5.34 percent (1)	6.17 percent (1)	7.84 percent (1)	Below threshold
Insurance Advances	15%	$4.0 billion	$5.0 billion	$6.0 billion	$5.73 billion
Insurance Membership	15%	3 new members	4 new members	6 new members	5 new members
Core Mission	10%	CMA Ratio = 73.98 percent	CMA Ratio = 74.48 percent	CMA Ratio = 74.98 percent	76.84 percent
JNE Initiative	10%	Disburse $6.0 million in subsidy by December 31, 2020	Disburse $6.5 million in subsidy by December 31, 2020.	Disburse $7.5 million in subsidy by December 31, 2020.	$7.5 million
HHNE Initiative	10%	Disburse $6.0 million in combined subsidy to the HFA program and Housing our Workforce program by December 31, 2020.	Disburse $6.5 million in combined subsidy to the HFA program and Housing our Workforce program by December 31, 2020	Disburse $7.5 million in combined subsidy to the HFA program and Housing our Workforce program by December 31, 2020	$7.5 million
Operational Efficiency	10%	2020 core operating expenses do not exceed the 2020 operating expense budget approved by the board of directors.	2020 core operating expenses do not exceed 97.0% of the 2020 operating expense budget approved by the board of directors	2020 core operating expenses do not exceed 93.0% of the 2020 operating expense budget approved by the board of directors	Between target and excess
___________________________
(1)These performance levels were adjusted from the amounts originally established in the 2020 EIP. The 2020 EIP provides that the originally established performance levels were to be adjusted up or down by 1.9 basis points for every basis point by which the average daily federal funds rate deviated from the 1.51 percent assumed in our strategic business plan. In 2020, the average daily federal funds rate deviation was -113.8 basis points, resulting in a 216 basis point decrease to each of the performance levels.

Long-Term Incentive Goals

In addition, the 2020 EIP includes two long-term incentive goals. The first, weighted at 67 percent of the total long-term opportunity, is based on our average core return on capital stock over the three-year period starting January 1, 2020, and ending December 31, 2022. The 2020 EIP provides that the performance levels for this goal will be adjusted up or down by 1.6 basis points for every basis point by which the average daily federal funds rate deviates from the 1.40 percent that we have forecast.

For information on how core return on capital stock is determined, see — Short-Term Incentive Goals and Actual Achievement.

Table 51 - Average Core Return on Capital Stock

Long-Term Goal	Average Core Return on Capital Stock from January 1, 2020 to December 31, 2022
Threshold	5.66%
Target	7.07%
Excess	8.49%

The second long-term incentive goal will be measured by the achievement of certain targeted regulatory goals by December 31, 2022. This goal is weighted at 33 percent of the total long-term opportunity.

Incentive Opportunities under the 2020 EIP

Incentive opportunities under the 2020 EIP are based on each named executive officer's base salary at December 31, 2020 (referred to as 2020 incentive salaries).

Table 52 sets forth the combined short- and long-term incentive opportunities under the 2020 EIP, in each case expressed as percentages of the named executive officers' 2020 incentive salaries:

Table 52 - Combined Short- and Long-Term Incentive Opportunity

	Combined Short- and Long-Term Incentive Opportunity(1)
	Threshold	Target	Excess
President	50.00%	75.00%	100.00%
All Other Named Executive Officers	30.00%	50.00%	70.00%
 ___________________________
(1)The combined short- and long-term incentive paid under the 2020 EIP will not exceed 100 percent of the plan year base salary.

At the conclusion of 2020, individual awards were calculated based on actual goal achievement as of December 31, 2020. Participants were eligible to receive 50 percent of such award in a cash payment in March 2021, following non-objection by the FHFA and approval of the Compensation Committee. Table 53 sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2021, in each case expressed as percentages of the named executive officers' 2020 incentive salaries:

Table 53 - Short-Term Incentive Opportunity

	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	25.00%	37.50%	50.00%
All Other Named Executive Officers	15.00%	25.00%	35.00%

The remaining 50 percent of the combined award, calculated at the end of 2020, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goals, as set forth in Table 54.

Table 54 - Long-Term Incentive Opportunity

Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 50% of the combined short- and long-term incentive opportunity	100% of the remaining 50% of the combined short- and long-term incentive opportunity	150% of the remaining 50% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2020 EIP

Awards for the short-term goals under the 2020 EIP were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 50)	X	Incentive Opportunity for Level of Achievement (Table 52)	X	2020 Incentive Salary

If the result for the goal is less than the threshold level of achievement (Table 50), the award for that goal is zero absent an act of discretion. One goal did not achieve the threshold level of achievement (Table 50), and there was no payout on that goal. For goals achieved above the excess level of achievement, there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the target and excess levels of achievement. In administering the EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded target levels. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 50)	X	Incentive Opportunity (Table 52) Interpolated for Actual Level of Achievement	X	2020 Incentive Salary

Our staff calculated the named executive officers' awards under the 2020 EIP's short-term goals, in accordance with actual year-end results and the foregoing formulas. The Compensation Committee discussed recommendations from Mr. Hjerpe and adopted the recommendations and staff calculations.

Based on those calculations and recommendations, the combined incentive awards were calculated, by goal, as follows:

Table 55 - 2020 Combined Short-and Long-Term Awards as Calculated by Goal

Participant	Core Return	Core Mission	Insurance Advances	Insurance Member-ship	HHNE	JNE	Operational Efficiency	Total Combined Award
Mr. Hjerpe	$—	$92,331	$129,148	$121,185	$92,331	$92,331	$83,098	$610,424
Mr. Nitkiewicz	—	29,406	40,706	37,808	29,406	29,406	26,045	192,777
Ms. Pratt	—	27,357	37,870	35,173	27,357	27,357	24,231	179,345
Mr. Barrett	—	27,357	37,870	35,173	27,357	27,357	24,231	179,345
Mr. McRae	—	22,703	31,428	29,190	22,703	22,703	20,109	148,836

In addition to the foregoing awards, Mr. McRae was paid an additional $200,000 in 2021 pursuant to a performance award agreement dated January 2018 as discussed in footnote 8 to Table 58 - Summary Compensation for 2020, 2019 and 2018.

The named executive officers were eligible to receive 50 percent of the combined award illustrated above in a cash payment in March 2021, following non-objection by the FHFA and approval of the Compensation Committee. The column “short-term award” in Table 56 sets forth the short-term incentive award paid to the named executive officers in March 2021 and the remaining 50 percent which then becomes the target level of achievement for the long-term incentive opportunity.

Table 56 - 2020 Combined Short-and Long-Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement

Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$610,424	$305,212	$305,212
Mr. Nitkiewicz	192,777	96,389	96,388
Ms. Pratt	179,345	89,673	89,672
Mr. Barrett	179,345	89,673	89,672
Mr. McRae	148,836	74,418	74,418

Final awards under the 2020 EIP's long-term incentive opportunities cannot be determined until after December 31, 2022, since they are based on average core return on capital stock over the three-year period starting January 1, 2020, and ending December 31, 2022, and targeted regulatory results as of December 31, 2022. Based on the Bank's levels of achievement as of December 31, 2020, the named executive officers are eligible for long-term incentive opportunities, payable in March 2023, as follows:

Table 57 - Long-Term Incentive Opportunity at Threshold, Target, and Excess

	Long-Term Incentive Opportunity at Threshold, Target, and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$152,606	$305,212	$457,818
Mr. Nitkiewicz	48,194	96,388	144,582
Ms. Pratt	44,836	89,672	134,508
Mr. Barrett	44,836	89,672	134,508
Mr. McRae	37,209	74,418	111,627

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions:

•Participants must be employed by us on the payment date in March 2023 to receive the long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2020 EIP.
•Subject to the discretion of the Compensation Committee, the calculated long-term award may be reduced or eliminated (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2021 and/or 2022, any of the following occurs such that if it had occurred prior to the year-end 2020 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:
◦operational errors or omissions result in material revisions to our 2020 financial results, information submitted to the FHFA, or data used to determine the combined award at year-end 2020;
◦significant information to the SEC, Office of Finance, and/or FHFA is submitted materially beyond any deadline or applicable grace period, other than late submissions that are caused by acts of God or other events beyond the reasonable control of the participants; or
◦we fail to make sufficient progress, as determined by the FHFA, in the timely remediation of examination and other supervisory findings relevant to the goal results or payout calculation.
•The actual payment of the long-term award is subject to the final approval of the Compensation Committee and review and non-objection by the FHFA (to the extent required by the FHFA).

Retirement and Deferred Compensation Plans

We offer participation in qualified and nonqualified retirement plans to the named executive officers as key elements of our total rewards package. The benefits received under these plans are intended to enhance the competitiveness of our total compensation and benefits relative to the market by complementing the named executive officers' base salary and cash incentive opportunities. We are implementing changes to our retirement plans, as described below, to reduce financial risk and volatility associated with managing a defined benefit plan. We currently maintain four retirement plans, in which the named executive officers participate, including:

•Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory plan that provides retirement benefits for all eligible employees;
•Pension Benefit Equalization Plan (the Pension BEP), a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan, which includes the named executive officers and other personnel as determined by the board of directors;
•Pentegra Defined Contribution Plan for Financial Institutions (the Pentegra Defined Contribution Plan), a 401(k) plan, under which we match employee contributions for all eligible employees; and
•Thrift Benefit Equalization Plan (the Thrift BEP), a nonqualified, unfunded defined contribution plan with a deferred compensation feature, which is available to the named executive officers, directors, and such other personnel as determined by the board of directors.

We are implementing changes to our retirement and deferred compensation plans that the Compensation Committee believes will continue to keep our total rewards package competitive, particularly compared with labor market competitors. The Pentegra Defined Benefit Plan was frozen to newly hired employees as of January 1, 2021, and on January 1, 2024, future benefit accruals under the plan will cease for all employees, including the named executive officers. The Pension BEP was also frozen to newly hired employees as of January 1, 2021, and further benefit accruals will cease on January 1, 2024 for all employees, including the named executive officers. The Pentegra Defined Contribution Plan was amended to add, subject to certain limitations of the Internal Revenue Code, a non-elective, non-matching contribution from the Bank of six percent of each eligible employee’s salary for employees who are ineligible to accrue benefits under the Pentegra Defined Benefit Plan, either because they were hired on or after January 1, 2021, or because benefit accruals under that plan have ceased on January 1, 2024. The Thrift BEP was also amended to provide for a new non-elective contribution to the Thrift BEP from the Bank for eligible executive participants. The non-elective contribution will be made initially under the Thrift BEP to any eligible executive participants who are hired on or after January 1, 2021, and are thus ineligible to participate in the Pentegra Defined Benefit Plan. The Bank will begin making non-elective contributions to the Thrift BEP for all eligible executive participants commencing January 1, 2024, the date on which benefit accruals will be frozen under the Pentegra Defined Benefit Plan. Under the amendments, for each executive participant in the Thrift BEP eligible for non-elective contributions in a plan year, the Bank will contribute an amount equal to (a) six percent (6%) of the eligible executive’s compensation and incentive compensation, prior to reduction for any elective deferrals under the Thrift BEP, determined without regard to limitations of the Internal Revenue Code, minus (b) the non-elective, non-matching Bank contribution applicable to that executive under the terms of the Pentegra Defined Contribution Plan with respect to the same period. Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

All benefits payable under the Pension BEP and Thrift BEP are paid solely out of our general assets, or from assets set aside in rabbi trusts subject to the claims of our creditors in the event of our insolvency.

Perquisites

Perquisites for the named executive officers may include supplemental life insurance (Mr. Nitkiewicz only), travel memberships and subscriptions, spouse travel for certain business events, parking, or a 100 percent mass transportation subsidy. Mr. Hjerpe is also eligible for the personal use of an automobile. The Compensation Committee believes that the perquisites offered to the named executive officers are reasonable and necessary for the total compensation package to remain competitive in recruiting and retaining them.

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

Employment Status and Severance Policy

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2020, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

To receive benefits under the severance policy, individuals must agree to execute our standard release of claims agreement. In addition, and at our sole discretion, we may provide outplacement and/or such other services as may assist in ensuring a smooth career transition. Payments under the severance policy are discussed below under Post-termination Payments.

Executive Change in Control Severance Plan

The Bank maintains an Executive Change in Control Severance Plan (Executive Severance Plan). The purpose of the Executive Severance Plan is to provide stability to the Bank in the event of a change in control and to facilitate hiring and retention of senior management by providing them with certain protections and benefits in the event of a qualifying termination following a change in control of the Bank. Outside of a change in control period (as defined in the Executive Severance Plan), we have the right to revise, modify or terminate the plan in whole or in part at any time without the consent of any participant. During a change in control period (or such longer period until all payments and benefits, if any, which become due under the plan have been paid), however, any revision, modification, or termination that would impact benefits to a participant would require the consent of that participant. The Executive Severance Plan is discussed below under Post-termination Payments.

FHFA Oversight of Executive Compensation

The FHFA provides certain oversight of FHLBank executive officer compensation. Section 1113 of the Housing and Economic Recovery Act (HERA) requires that the Director of the FHFA prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the FHFA has issued final rules on executive compensation and golden parachute payments, which provide for oversight of such compensation and payments. In addition to those rules, the FHFA has issued an advisory bulletin on principles for FHLBank executive compensation together with other guidance and certain protocols for the review of proposed FHLBank compensation actions. We await express non-objection from the FHFA to any proposed award of compensation to our named executive officers prior to making any such award. The FHFA could issue additional rules, advisory bulletins, review protocols, and/or additional guidance that could further impact named executive officer compensation.

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2020, 2019, and 2018, by our named executive officers.

Table 58 - Summary Compensation for 2020, 2019 and 2018

Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan Compensation Short-Term(3)	Non-equity Incentive Plan Compensation Long-Term(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Edward A. Hjerpe III	2020	$923,311	$—	$305,212	$383,502		$1,883,000	$110,028	$3,605,053
President and Chief Executive Officer	2019	889,510	—	351,171	524,069		1,693,000	116,859	3,574,609
	2018	859,430	—	386,107	473,323	[7]	498,000	118,999	2,335,859

Frank Nitkiewicz	2020	420,086	—	96,389	120,862		1,567,000	49,539	2,253,876
Executive Vice President and Chief Financial Officer	2019	405,880	—	107,897	173,041		1,662,000	47,616	2,396,434
	2018	393,280	—	121,684	164,658		244,000	46,779	970,401

Carol Hempfling Pratt	2020	390,816	711	89,673	106,455		578,000	39,723	1,205,378
Executive Vice President, General Counsel and Corporate Secretary	2019	377,600	—	100,379	155,927		502,000	37,657	1,173,563
	2018	346,400	—	107,179	142,958		218,000	35,990	850,527

Timothy J. Barrett	2020	390,816	713	89,673	106,455		534,000	39,354	1,161,011
Executive Vice President and Treasurer	2019	377,600	—	100,379	151,666		469,000	31,808	1,130,453
	2018	346,400	—	107,179	142,958		198,000	31,253	825,790

Sean R. McRae	2020	324,333	—	74,418	293,045	[8]	401,000	33,369	1,126,165
Senior Vice President and Chief Information Officer

_______________________
(1)Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)In 2020 Ms. Pratt and Mr. Barrett received an additional bonus of $711 and $713, respectively, as a cash award for 10 years of service. The amount of these service awards is the same as would have been paid to any employee who completed the same number of years of service.
(3)    Represents amounts paid under the 2020 EIP during 2021 in respect of service performed in 2020, under the 2019 EIP during 2020 in respect of service performed in 2019, and under the 2018 EIP during 2019 in respect of service performed in 2018.
(4)    Represents amounts earned under the 2018 EIP for satisfying a level of achievement between threshold and target at December 31, 2020, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2018 EIP and referred to in this report as the 2018 EIP core return on capital stock), which is explained further below in this footnote; amounts earned under the 2017 EIP for satisfying a level of achievement between target and excess at December 31, 2019, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2017 EIP and referred to in this report as the 2017 EIP core return on capital stock), which is explained further below in this footnote; and amounts earned under the 2016 EIP for satisfying at the excess level of achievement at December 31, 2018, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2016 EIP and referred to in this report as the 2016 EIP core return on capital stock), which is explained further below in this footnote.
The 2016 EIP core return on capital stock is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to changes in fair value, other-than-temporary impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary impairment credit losses due to improvements in projected private-label MBS performance, and private-label MBS litigation settlement income. In addition, with the approval of the board of directors, we also adjusted the calculation of core return on capital stock by including unbudgeted voluntary pension contributions to the extent funded by current period litigation income. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits.
The 2017 EIP core return on capital stock was calculated as described above for the 2016 EIP core return on capital stock, except that, with the approval of the board of directors, the 2017 EIP core return on capital stock was also adjusted to exclude net gains on sales of private-label MBS.
The 2018 EIP core return on capital stock was calculated as described above for the 2017 EIP core return on capital stock, except that the 2018 EIP core return on capital stock was also adjusted for interest expense on mandatorily redeemable capital stock and provision for credit losses on private-label MBS, and, with approval of the board of directors, was also adjusted to include imputed amortization of net premiums on investments classified as trading securities.
The amounts paid under the 2018, 2017, and 2016 EIPs also reflect a payout based on the results of the long-term regulatory goal of those plans.
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
(6)    See Table 59 - Other Compensation for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by us with respect to supplemental life insurance, and perquisites.
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
(8)    The 2020 non-equity incentive plan compensation long-term amount reflects the sum of Mr. McRae’s long-term award of $93,045 and additional award of $200,000. We had a performance award agreement with Mr. McRae that we entered in January 2018, for which he was paid an additional $200,000 in 2021 for performance in the years 2018 to 2020. Our board of directors had determined that having the performance award agreement in place would be an incentive tool for Mr. McRae to ensure the effective and timely execution of key Bank technology strategic initiatives. The agreement provided us continuity of leadership and Mr. McRae’s expertise in, among other things, completing prioritized initiatives for the modernization and development of a strategic technology plan for implementation following the completion of the initial multi-year strategy. Payment was subject to the president’s discretion and approval of the board of directors, which was received. It was also conditioned on Mr. McRae’s being an active employee through the payment date in March 2021.

Table 59 - Other Compensation

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Edward A. Hjerpe III	2020	$110,028	$—	$—	$110,028
	2019	104,930	—	11,929	116,859
	2018	96,992	—	22,007	118,999

Frank Nitkiewicz	2020	43,024	6,515	—	49,539
	2019	41,531	6,085	—	47,616
	2018	41,189	5,590	—	46,779

Carol Hempfling Pratt	2020	39,723	—	—	39,723
	2019	37,657	—	—	37,657
	2018	35,990	—	—	35,990

Timothy J. Barrett	2020	39,354	—	—	39,354
	2019	31,808	—	—	31,808
	2018	31,253	—	—	31,253

Sean R. McRae	2020	33,369	—	—	33,369
_______________________
(1)    Amounts include our contributions to the Pentegra Defined Contribution Plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in Table 62 - Nonqualified Deferred Compensation below.
The Pentegra Defined Contribution Plan, a 401(k) plan, excludes hourly, flex staff, and short-term employees from participation, but includes all other employees. Employees may elect to defer one percent to 50 percent of their plan salary, as defined in the plan document. We make contributions based on the amount the employee contributes, up to the first 3 percent of plan salary, multiplied by the following factors:
•100 percent during the second and third years of employment.
•150 percent during the fourth and fifth years of employment.
•200 percent following completion of five or more years of employment.
Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2020, the maximum elective deferral amount was $19,500 (or $26,000 per year for participants who attain or exceed age 50 in 2020), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $17,100 (3 percent multiplied by two multiplied by the $285,000 IRC compensation limit).
A description of the Thrift BEP follows Table 62 - Nonqualified Deferred Compensation.
See Retirement and Deferred Compensation Plans above for a description of changes we are making to the Pentegra Defined Contribution Plan and the Thrift BEP.
(2)    Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, parking, reimbursement for mass transportation, spousal travel expenses, and travel memberships and subscriptions.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2020 EIP, for our named executive officers:

Table 60 - Grants of Plan-Based Awards for Fiscal Year 2020

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$230,828	$346,242	$461,656
Mr. Nitkiewicz	63,013	105,022	147,030
Ms. Pratt	58,622	97,704	136,786
Mr. Barrett	58,622	97,704	136,786
Mr. McRae	48,650	81,083	113,517

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$115,414	$230,828	$346,242
Target	173,121	346,242	519,363
Excess	230,828	461,656	692,484

Mr. Nitkiewicz
If short-term component results in:	Threshold	Target	Excess
Threshold	$31,507	$63,013	$94,520
Target	52,511	105,022	157,533
Excess	73,515	147,030	220,545

Mr. Barrett and Ms. Pratt
If short-term component results in:	Threshold	Target	Excess
Threshold	$29,311	$58,622	$87,933
Target	48,852	97,704	146,556
Excess	68,393	136,786	205,179

Mr. McRae
If short-term component results in:	Threshold	Target	Excess
Threshold	$24,325	$48,650	$72,975
Target	40,542	81,083	121,625
Excess	56,759	113,517	170,276
______________________
(1)    Amounts represent potential awards under the 2020 EIP; actual amounts awarded are reflected in Table 58 - Summary Compensation for 2020, 2019 and 2018. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plans

Table 61 - Pension Benefits

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2020
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	28.67	(3)	$2,667,000	$—
	Pension BEP	11.50		5,203,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	28.83		2,655,000	—
	Pension BEP	29.83		5,615,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	9.50		848,000	—
	Pension BEP	10.50		1,315,000	—
Timothy J. Barrett	Pentegra Defined Benefit Plan	9.17		792,000	—
	Pension BEP	10.17		1,196,000	—
Sean R. McRae	Pentegra Defined Benefit Plan	5.67		469,000	—
	Pension BEP	6.67		693,000	—
_______________________
(1)Equals number of years of credited service as of December 31, 2020.
(2)    See Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Employee Retirement Plans for a description of valuation methods and assumptions.
(3)    Number of years of credited service for the Pentegra Defined Benefit Plan includes 21.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

Although we are in the process of making changes to our retirement benefits, we have participated in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the named executive officers. As discussed in — Retirement and Deferred Compensation Plans, the Pentegra Defined Benefit Plan was frozen to newly hired employees as of January 1, 2021, and on January 1, 2024, future benefit accruals under the plan will cease for all employees, including named executive officers. Employees have become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of our waiting period, which is one year of service with us. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers are participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable U.S. IRC limits on annual earnings ($285,000 for 2020). In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

The amount of pension benefits payable from the Pension BEP to a named executive officer is the amount that would be payable to the executive under the Pentegra Defined Benefit Plan:

•ignoring the limits on benefit levels imposed by the IRC (including the limit on annual compensation discussed above);
•including in the definition of salary any amounts deferred by a participant under the Thrift BEP in the year deferred and any incentive compensation in the year paid;
•recognizing the participant's full tenure with us or any other employer participating in the Pentegra Defined Benefit Plan from initial date of employment to the date of membership in the Pentegra Defined Benefit Plan, for each named executive officer who was a participant before January 1, 2009, and for all other participants, recognizing only the participant's years of service with us from initial date of employment with us, but disregarding prior service of participants who were re-employed by us and received a full distribution of the Pension BEP benefit at the time of termination;
•applying an increased benefit accrual rate of 2.375 percent of the participant's highest three-year average salary, multiplied by the participant's total benefit service, for those whose most recent date of hire by the Bank is prior to January 9, 2006, and who have continuously been an “Executive Officer” (as such term is defined by the plan) since January 1, 2008, and, for all other participants, applying the same accrual rate and average salary as the participant is eligible to receive under the Pentegra Defined Benefit Plan; and
•reducing the result by the participant's actual accrued benefit from the Pentegra Defined Benefit Plan.

As discussed in Retirement and Deferred Compensation Plans, the Pension BEP was also frozen to newly hired employees as of January 1, 2021, and further benefit accruals will cease on January 1, 2024, for all employees, including the named executive officers. Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Hjerpe, 80 percent as president; Mr. Nitkiewicz, Ms. Pratt, and Mr. Barrett, 70 percent as executive vice presidents; and Mr. McRae, 65 percent as senior vice president. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Pension BEP requires that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits. See — Retirement and Deferred Compensation Plans for a description of changes we are making to the Pentegra Defined Benefit Plan and the Pension BEP.

Nonqualified Deferred Compensation
Table 62 - Nonqualified Deferred Compensation

Name	Executive Contributions in Year Ended December 31, 2020(1)	Our Contributions in Year Ended December 31, 2020(2)	Aggregate Earnings in Year Ended December 31, 2020	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2020
Edward A. Hjerpe III	$55,014	$92,928	$237,037	$—	$1,754,622
Frank Nitkiewicz	25,874	25,924	140,050	—	775,408
Carol Hempfling Pratt	66,205	22,623	139,810	—	1,002,109
Timothy J. Barrett	11,619	22,253	8,290	—	256,583
Sean R. McRae	9,955	16,269	15,668	—	106,622
_______________________
(1)Amounts are also reported as salary in Table 58 — Summary Compensation for 2020, 2019 and 2018.
(2)Amounts are also reported as contributions to defined contribution plans in Table 59 — Other Compensation.

Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. We match participant contributions based on the amount the employee contributes, typically, up to the first 3 percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the matching under the Pentegra Defined Contribution Plan after the first year of service. However, the Compensation Committee has the flexibility to modify our matching contribution rate in an offer letter, employment agreement, or other writing approved by the Compensation Committee so long as our maximum matching contribution rate does not exceed the maximum matching contribution rate available to any participant under the Pentegra Defined Contribution Plan (the Contribution Limit). Our matching contribution is immediately vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

The Thrift BEP provides participants an opportunity to defer taxation on income and to make up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Compensation Committee and board of directors approve participation in the Thrift BEP. All of the named executive officers are current participants. All benefits payable under the Thrift BEP are paid solely from our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Thrift BEP requires us to contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. A rabbi trust was established for the Thrift BEP effective January 1, 2010. See — Retirement and Deferred Compensation Plans for a description of changes we are making to the Thrift BEP.

Post-termination Payments

The following is a discussion of the policies and arrangements to which a named executive officer becomes subject upon certain termination events, with or without a change in control of the Bank. During 2020, all named executive officers were covered by the Bank’s severance policy and the Federal Home Loan Bank of Boston Executive Change in Control Severance Plan (Executive Severance Plan). In addition, Mr. Hjerpe is covered by a change in control agreement. The severance policy, Executive Severance Plan and Mr. Hjerpe’s change in control agreement are also discussed above in “Potential Payments upon Termination or Change in Control.” The Bank’s Executive Incentive Plans provide for payment to executives who are employed on the payment date and, subject to recommendation by our president and chief executive officer and review and approval by the Compensation Committee and the FHFA, whose employment has terminated prior to the payment date for death, disability or retirement. The terms cause, change in control, good reason, disability, retirement, and qualifying termination are defined in the respective policy, plan or agreement, as applicable.

Severance Policy

As chief executive officer, Mr. Hjerpe is eligible for 12 months of base pay under the severance policy. As executive officers, Mr. Nitkiewicz, Ms. Pratt, Mr. Barrett, and Mr. McRae are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. Severance payable to the executives in connection with a change in control is discussed in the Executive Severance Plan section below. All severance packages under the severance policy for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Compensation Committee, and may also require the approval of the FHFA, prior to making any award under the severance policy.

Under our severance policy (and for Mr. Hjerpe, under his change in control agreement) and based on status in the organization and tenure, for Mr. Hjerpe and Mr. Nitkiewicz, the payment amount is equal to 12 months' base salary, for Ms. Pratt and Mr. Barrett, the payment amount is equal to approximately ten months' base salary, and for Mr. McRae, the payment amount is equal to approximately six months’ base salary, all based on annual salary in effect on December 31, 2020.

Change in Control Agreement with Mr. Hjerpe

Under the terms of the change in control agreement with Mr. Hjerpe, in the event that, within a specified period following the Bank’s entry into a definitive reorganization agreement (i.e. relating to a merger or consolidation where the Bank is not the survivor, a sale or transfer of substantially all of the Bank’s assets, or a liquidation or dissolution of the Bank), either:

•Mr. Hjerpe terminates his employment with us for a good reason (in connection with a reorganization) that is not remedied within certain cure periods by us; or
•We (or our successor in the event of a reorganization) terminate Mr. Hjerpe's employment without cause,

we have agreed to pay Mr. Hjerpe an amount equal to his annualized base salary at the time of such termination to be paid in equal installments over the following 12 months. As a condition to payment, Mr. Hjerpe must agree to execute our standard release of claims agreement. Any payments to Mr. Hjerpe under the change-in-control agreement are in lieu of any severance payments that would otherwise be payable to him and may also require the approval of the FHFA.

Executive Severance Plan

We maintain an Executive Severance Plan that provides certain payments and benefits in the event of a qualifying termination following a change in control. The Executive Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants and who execute a participation agreement in which the participants agree to certain protective covenants including a non-solicitation agreement. The Bank’s board designated Mr. Hjerpe, Mr. Nitkiewicz, Ms. Pratt, Mr. Barrett, and Mr. McRae, in addition to certain other executive officers, as participants in the Executive Severance Plan and these officers all executed participation agreements. If a participant is eligible for severance benefits under the Executive Severance Plan and also for similar benefits under any other Bank plan, program, arrangement or agreement, the severance benefits under the Executive Severance Plan will be reduced on a dollar for dollar basis for the severance benefits available under such other plan, program, arrangement or agreement.

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

The severance payments and benefits to which the participant would be entitled include:

•Mr. Hjerpe would receive a cash payment equal to 2.99 times the sum of (i) the greater of his annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) his long- and short-term incentive awards, calculated at target, for the year in which the qualifying termination of employment occurs.
•The other named executive officers would receive a cash payment equal to 2.00 times the sum of (i) the greater of their annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) their long- and short-term incentive awards, calculated at target, for the year in which the qualifying termination of employment occurs.
•The named executive officers would receive a lump sum cash payment equal to the amount that would have been payable pursuant to their annual incentive compensation award for the year in which the date of a qualifying termination occurs based on actual Bank performance, prorated based on the number of days the participant was employed that year.
•Participants would receive a lump sum cash payment for outplacement assistance in the amount of $25,000 for Mr. Hjerpe and $15,000 for the other named executive officers.
•Mr. Hjerpe would receive a lump sum cash payment equivalent to the Bank’s cost to maintain his health insurance coverage for 24 months, and the other named executive officers would each receive a lump sum cash payment equivalent to the Bank’s cost to maintain their health insurance coverage for 18 months.

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

Executive Incentive Plan

Under the 2018, 2019, and 2020 Executive Incentive Plans, the named executive officers must be employed by the Bank on the payment date of an incentive award in order to be paid such award. Subject to recommendation of our president and chief executive officer, approval of the Compensation Committee, and review of the FHFA, if required, if a named executive officer’s employment had terminated in 2020 for death or disability or after becoming retirement-eligible and providing a minimum of six months' advance notice to the Bank, such officer may be paid: (i) a pro-rata portion of the 2020 short-term award if they completed six months of service during 2020, (ii) a 2018 and 2019 long-term award, and (iii) a 2020 long-term award (assuming their employment terminated upon close of business on December 31, 2020), with such awards to be paid at the same time they would have been paid if the executive’s employment had not terminated. To be retirement-eligible, a named executive officer must be either eligible for normal retirement or satisfy the Rule of 70 (counting only service earned with the FHLBank System) under the Pentegra Defined Benefit Plan.

Potential Payments Upon Termination

The table below shows amounts triggered upon the termination events identified below for the named executive officers assuming a termination of employment and, as applicable, a change in control as of the close of business on December 31, 2020, and does not include amounts that are not payable or otherwise forfeited upon a for cause termination or certain non-retirement terminations. In these circumstances, other than legally required amounts such as accrued salary, no additional amounts would be payable and rights to incentive or deferred compensation would be forfeited. The amounts listed below also do not include payments from the Thrift BEP or the Pension BEP. Amounts payable from the Pension BEP may be found in Table 61 - Pension Benefits. Account balances for the Thrift BEP may be found in Table 62 - Nonqualified Deferred Compensation.

Table 63 - Cash Payments on Termination

	Severance	Incentive Compensation(4)(5)	All Other Compensation(6)	Total Post Termination Payment & Benefit Value
Edward A. Hjerpe III
Bank initiated (not for cause) termination of employee without a change in control(1)	$923,311	$1,202,855	$—	$2,126,166
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(2)(3)	4,267,410	1,202,855	64,035	5,534,300
Retirement	—	1,202,855	—	1,202,855
Death and Disability	—	1,202,855	—	1,202,855
Frank Nitkiewicz
Bank initiated (not for cause) termination of employee without a change in control(1)	420,086	376,879	—	796,965
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,260,258	376,879	44,276	1,681,413
Retirement	—	376,879	—	376,879
Death and Disability	—	376,879	—	376,879
Carol Hempfling Pratt
Bank initiated (not for cause) termination of employee without a change in control(1)	330,690	344,633	—	675,323
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,172,448	344,633	46,645	1,563,726
Retirement	—	344,633	—	344,633
Death and Disability	—	344,633	—	344,633
Timothy J. Barrett
Bank initiated (not for cause) termination of employee without a change in control(1)	320,770	344,633	—	665,403
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,172,448	344,633	44,276	1,561,357
Retirement	—	344,633	—	344,633
Death and Disability	—	344,633	—	344,633
Sean R. McRae
Bank initiated (not for cause) termination of employee without a change in control(1)	155,929	—	—	155,929
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	972,999	74,418	44,799	1,092,216
Retirement	—	—	—	—
Death and Disability	—	290,706	—	290,706
_______________________
(1)    Under our severance policy and based on status in the organization and tenure for Mr. Hjerpe and Mr. Nitkiewicz the “Severance” amount payable is equal to 12 months' base salary, for Ms. Pratt and Mr. Barrett the amount payable is equal to approximately ten months' base salary, and for Mr. McRae the amount payable is equal to approximately six months’ base salary, all based on annual salary in effect on December 31, 2020.
(2)    The aggregate amount due to Mr. Hjerpe under his change in control agreement and the Executive Severance Plan, assuming a December 31, 2020, termination would have been subject to the change in control excise tax under Section 4999 of the Code. Therefore, the amount actually payable to Mr. Hjerpe would have been limited to the 280G safe harbor level, as doing so would result in a higher after-tax payment. The amounts shown in the “Severance” column have been reduced accordingly. No tax gross-up payments apply. If all payments are determined not to be parachute payments under Section 280G of the IRC, the total amount of severance paid to Mr. Hjerpe would be $4,831,225 rather than $4,267,410.
(3)    “Severance” payments for involuntary termination without cause due to a change in control or for a resignation for good reason due to a change in control that are made under our Executive Severance Plan are in lieu of, not in addition to, the severance benefit payments under our severance policy or, for Mr. Hjerpe, his change-in-control agreement. Amounts shown for “Severance” payable under the Executive Severance Plan are a multiple, 2.99 for Mr. Hjerpe and 2.00 for the other named executive officers, of the total of (i) base salary in effect on December 31, 2020 and (ii) target long- and short-term incentive awards under our 2020 Executive Incentive Plan. Mr. Nitkiewicz, Ms. Pratt, Mr. Barrett and Mr. McRae would not have been subject to the change in control excise tax under Section 4999 of the IRC. In no event would tax gross-up payments apply.
(4)    Because Mr. Hjerpe, Mr. Nitkiewicz, Ms. Pratt, and Mr. Barrett were retirement-eligible as of December 31, 2020, amounts shown for incentive compensation payable to them under each of the applicable termination scenarios in the table includes such officers’ actual 2020 annual short-term incentive compensation award as well as their long-term incentive compensation awards under the 2018, 2019, and 2020 Executive Incentive Plans. All of such short- and long-term awards are also included in the row entitled “Death and Disability” for Mr. McRae. However, because Mr. McRae was not retirement-eligible as of December 31, 2020, he would not have been entitled to any incentive compensation upon retirement, or upon a Bank-initiated (not for cause) termination without a change in control. Upon a Bank-initiated (not for cause) termination or good reason termination by employee due to change in control, Mr. McRae would have been entitled to incentive compensation only equal to his actual 2020 annual short-term incentive compensation award, and not any long-term award under the 2018, 2019 or 2020 Executive Incentive Plans.
(5)    Long-term incentive awards under the 2018 Executive Incentive Plan are the actual awards that were paid in March 2021. Long-term incentive awards under the 2019 and 2020 Executive Incentive Plans, which will be payable in March 2022 and March 2023, respectively, are based on currently estimated performance as of December 31, 2020, for the core return on capital stock goal, and a current estimate by the Bank’s chief risk officer for the regulatory goal.
(6)    “All Other Compensation” includes the following amounts payable under the Executive Severance Plan to named executive officers: (i) a payment to each officer equivalent to what it would have cost the Bank to maintain such officer’s health insurance coverage for a number of months, 24 months for Mr. Hjerpe and 18 months for the other named executive officers, and (ii) a payment for outplacement services of $25,000 for Mr. Hjerpe and $15,000 for the other named executive officers.

Pay Ratio

For the year ended December 31, 2020, the ratio of the annual total compensation of our median employee (the Median Employee, identified in the manner described below) to the annual total compensation of our chief executive officer is 16:1. To determine this ratio, total compensation of the Median Employee for 2020 was calculated in the same manner as total compensation of our chief executive officer for 2020 as presented in Table 58 — Summary Compensation for 2020, 2019 and 2018. In both cases, compensation includes, among other things, amounts attributable to the change in pension value, which varies based on an employee's age, tenure at the Bank, and salary increases and can fluctuate greatly from year to year as a result of a change in interest rates, as occurred in 2020, and the employer match on employee contributions to the Pentegra Defined Contribution Plan (401(k) plan), which varies based on an employee's contributions to the 401(k) plan and an employee's tenure at the Bank. For 2020, the total annual compensation of the Median Employee was $221,222, and the total annual compensation of the chief executive officer, as reported in Table 58 — Summary Compensation for 2020, 2019 and 2018, was $3,605,053 .

The Median Employee is the employee whose compensation is the median of the annual total compensation of all our employees other than the chief executive officer. We identified the Median Employee by computing for each of the full-time and part-time employees who were employed by the Bank on October 1, 2020 (there were no part-time employees on this date), excluding the chief executive officer, the sum of (i) the 2020 salary of each employee as of October 1, 2020 and (ii) the 2019 incentive compensation paid to that employee in March 2020, and ranking the sums for all such employees (a list of 195 employees as of October 1, 2020) from lowest to highest. The Bank identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation.

Director Compensation

In 2020, we paid members of the board of directors fees for each board and committee meeting that they attended and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The 2020 and 2021 Director Compensation Policies provide payments for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policies provide for maximums on total director compensation and potential reduction based on attendance and performance.

The amounts to be paid or paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers for the years ended December 31, 2021 and 2020 along with the annual maximum compensation amounts are detailed in the following table:

Table 64 - Director Compensation

	2021	2020
Fee per board meeting:
Chair of the board	$11,500	$11,500
Vice chair of the board and committee chairs	9,500	9,500
All other board members	8,500	8,500
Fee per committee meeting	2,500	2,500
Fee for telephonic attendance	1,500	1,500

Quarterly Retainer Fees
Chair of the board	11,250	11,250
Vice chair of the board and committee chairs	10,000	10,000
All other board members	8,750	8,750

Annual maximum compensation amounts:
Chair of the board	137,500	137,500
Vice chair of the board and committee chairs	117,500	117,500
All other board members	107,500	107,500

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings and quarterly retainer fees during 2020 are detailed in the following table:

Table 65 - 2020 Director Compensation

Fees Earned or Paid in Cash
Martin J. Geitz, Chair in 2020	$137,500
Donna L. Boulanger, Vice Chair in 2020	117,500
Andrew Calamare	25,250
Joan Carty	117,500
Eric Chatman	117,500
Patrick E. Clancy	107,500
Dwight M. Davidsen	107,500
Cornelius K. Hurley	117,500
Antoinette C. Lazarus	107,500
Jay F. Malcynsky	117,500
Edward F. Manzi, Jr.	107,500
John W. McGeorge	117,500
Emil J. Ragones	117,500
John F. Treanor	61,442
Michael R. Tuttle	117,500
John C. Witherspoon	107,500
Richard E. Wyman, Jr.	107,500
$1,809,192

Directors may elect to defer the receipt of meeting fees (including all compensation payable under the Director Compensation Policy) pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $6 thousand for the year ended December 31, 2020.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2021, are noted in Table 66.

Table 66 - Stockholders Holding Five Percent or More of Outstanding Capital Stock
(dollars in thousands)

Member Name	Address	Capital Stock	Percent of Total Capital Stock
Massachusetts Mutual Life Insurance Company	1295 State Street, Springfield, MA 01111	$97,720	8.00%

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. Table 67 provides capital stock outstanding as of February 28, 2021, to members whose officers or directors serve as our directors.

Table 67 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors
(dollars in thousands)

Member Name	City, State	Capital Stock	Percent of Total Capital Stock
Liberty Bank	Middletown, CT	$22,169	1.81%
Citizens Bank, N.A.	Providence, RI	18,513	1.52
Needham Bank	Needham, MA	7,672	0.63
Northfield Savings Bank	Berlin, VT	1,767	0.14
Meredith Village Savings Bank	Meredith, NH	1,758	0.14
Merrimack County Savings Bank	Concord, NH	1,487	0.12
Skowhegan Savings Bank	Skowhegan, ME	1,457	0.12
Fidelity Co-Operative Bank	Fitchburg, MA	1,437	0.12
North Brookfield Savings Bank	North Brookfield, MA	960	0.08
Depositors Insurance Fund	Woburn, MA	690	0.06
Savings Bank of Walpole	Walpole, NH	513	0.04
Total stock ownership by members whose officers or directors serve as directors of the Bank		$58,423	4.78%

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

For the year ended December 31, 2020, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct and our Related Persons Transaction Policy, each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

The Code of Ethics and Business Conduct requires that all directors and executive officers (as well as all other employees) avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in a member or its holding company, or a financial relationship with any of our members that is not transacted in the ordinary course of the member's business or, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and non-ordinary-course financial relationships with members. These disclosures are reviewed by our ethics officer, who is principally responsible for enforcing the Code of Ethics and Business Conduct on a day-to-day basis. The ethics officer is charged with attempting to resolve any apparent conflict involving an employee other than our president and chief executive officer and, if an apparent conflict has not been resolved within 60 days, to report it to our president and chief executive officer for resolution. The ethics officer is charged with reporting any apparent conflict involving a director or our president and chief executive officer to the Governance Committee of the board of directors for resolution. Our ethics officer is Carol Hempfling Pratt, executive vice president, general counsel and corporate secretary of the Bank.

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

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 19, 2021, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 19, 2021, all of our independent (that is, nonmember) directors are independent, including Directors Carty, Chatman, Clancy, Curry, Hurley, Lazarus, and Ragones. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Davidsen, Geitz (ex-officio), Manzi, McGeorge, Tuttle, and Wyman, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Carty, Chatman, Curry, Lazarus, and Ragones, are independent under the NYSE independence standards for these committees. The board of directors also determined that Director Lazarus is the "Audit Committee financial expert" within the meaning of the SEC rules, and further determined that as of March 19, 2021, is independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of directors' Audit Committee. In addition, the board of directors also assessed the independence of the members of its Audit Committee under Rule 10A-3. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of March 19, 2021, all members of our Audit Committee were independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2020 and 2019, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2020 and 2019.

Table 68 - Principal Accounting Fees and Services
(dollars in thousands)

	Year Ended December 31,
	2020	2019
Audit fees(1)	$933	$925
Audit-related fees(2)	58	48
All other fees	3	3
Tax fees	—	—
Total	$994	$976
_______________________
(1)Audit fees consist of fees incurred in connection with the audit of our financial statements, including audit of internal control over financial reporting, review of quarterly or annual management's discussion and analysis, and review of financial information filed with the SEC.
(2)Audit-related fees consist of fees related to accounting research and consultations, operations reviews of new products and supporting processes, and fees related to participation in and presentations at conferences.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Financial Statements
Our financial statements are set forth under Part II — Item 8 — Financial Statements and Supplementary Data of this report on Form 10-K.

b) Financial Statement Schedule
None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on April 24, 2019
4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
4.2	Description of Capital Stock	Filed within this Form 10-K
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective June 30, 2014 *	Exhibit 10.1 to our Second Quarter 2014 Form 10-Q filed with the SEC on August 8, 2014
10.1.4	Fourth Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.1 to our Form 8-K filed with the SEC on December 1, 2020
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan (as amended and restated effective January 1, 2017) *	Exhibit 10.2.6 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.2 to our Form 8-K filed with the SEC on December 1, 2020
10.3.1	The Federal Home Loan Bank of Boston 2019 Executive Incentive Plan * +	Exhibit 10.3.4 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.3.2	The Federal Home Loan Bank of Boston 2020 Executive Incentive Plan * +	Exhibit 10.1 to our First Quarter 2020 10-Q filed with the SEC on May 14, 2020
10.4	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016
10.5	Executive Change in Control Severance Plan, effective November 7, 2018 *	Exhibit 10.5 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.6	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.8.1 to our 2016 Form 10-K filed with the SEC on March 24, 2017

10.9	The Federal Home Loan Bank of Boston 2020 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K filed with the SEC on October 25, 2019
10.9.1	The Federal Home Loan Bank of Boston 2021 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K filed with the SEC on October 30, 2020
10.10	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011
10.13	Severance Policy, as adopted March 23, 2012 and as amended as of October 19, 2018 *	Exhibit 10.13 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.14	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.14 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.15	Performance Award Agreement between the Federal Home Loan Bank of Boston and Sean R. McRae dated as of January 2018 *	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K
104	The cover page of the Bank’s Annual report on Form 10-K, formatted in Inline XBRL	Included within the exhibit 101 attachments
* Management contract or compensatory plan.
+ Confidential treatment has been granted as to portions of this exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 19, 2021	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
March 19, 2021	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 19, 2021	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 2021	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 19, 2021	By:	/s/	Joan Carty
Joan Carty Director
March 19, 2021	By:	/s/	Eric Chatman
Eric Chatman Director
March 19, 2021	By:	/s/	Patrick E. Clancy
Patrick E. Clancy Director
March 19, 2021	By:	/s/	Thomas J. Curry
Thomas J. Curry Director
March 19, 2021	By:	/s/	Dwight M. Davidsen
Dwight M. Davidsen Director
March 19, 2021	By:	/s/	Martin J. Geitz
Martin J. Geitz Director
March 19, 2021	By:	/s/	Cornelius K. Hurley
Cornelius K. Hurley Director

March 19, 2021	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director
March 19, 2021	By:	/s/	Edward F. Manzi, Jr.
Edward F. Manzi, Jr. Director
March 19, 2021	By:	/s/	John W. McGeorge
John W. McGeorge Director
March 19, 2021	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 19, 2021	By:	/s/	Michael R. Tuttle
Michael R. Tuttle Director
March 19, 2021		/s/	John C. Witherspoon
John C. Witherspoon Director
March 19, 2021	By:	/s/	Richard E. Wyman, Jr.
Richard E. Wyman, Jr. Director