Form 10-Q
period 2021-03-31
Federal Home Loan Bank of Boston
filed 2021-05-13
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of April 30, 2021
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	11,695,246

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$207,099	$2,050,028
Interest-bearing deposits	243,150	299,149
Securities purchased under agreements to resell	1,500,000	750,000
Federal funds sold	1,218,000	2,260,000
Investment securities:
Trading securities	3,139,936	3,605,079
Available-for-sale securities	9,180,832	6,220,148
Held-to-maturity securities (a)	192,648	207,162
Total investment securities	12,513,416	10,032,389
Advances	16,798,082	18,817,002
Mortgage loans held for portfolio, net of allowance for credit losses of $1,900 and $3,100 at March 31, 2021 and December 31, 2020, respectively	3,726,343	3,930,252
Accrued interest receivable	82,416	87,582
Derivative assets, net	315,255	161,238
Other assets	72,962	73,395
Total Assets	$36,676,723	$38,461,035
LIABILITIES
Deposits
Interest-bearing	$963,619	$977,994
Non-interest-bearing	124,568	110,993
Total deposits	1,088,187	1,088,987
Consolidated obligations (COs):
Bonds	22,704,460	21,471,590
Discount notes	9,927,167	12,878,310
Total consolidated obligations	32,631,627	34,349,900
Mandatorily redeemable capital stock	6,164	6,282
Accrued interest payable	61,653	61,918
Affordable Housing Program (AHP) payable	77,575	78,640
Derivative liabilities, net	33,879	24,062
Other liabilities	60,574	69,293
Total liabilities	33,959,659	35,679,082
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 11,817 shares and 12,672 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,181,665	1,267,172
Retained earnings:
Unrestricted	1,145,756	1,130,222
Restricted	368,420	368,420
Total retained earnings	1,514,176	1,498,642
Accumulated other comprehensive income	21,223	16,139
Total capital	2,717,064	2,781,953
Total Liabilities and Capital	$36,676,723	$38,461,035
_______________________________________
(a)   Fair values of held-to-maturity securities were $196,742 and $211,837 at March 31, 2021, and December 31, 2020, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Advances	$49,552	$168,659
Prepayment fees on advances, net	7,733	838
Interest-bearing deposits	84	4,969
Securities purchased under agreements to resell	124	14,361
Federal funds sold	614	16,717
Investment securities:
Trading securities	17,308	17,580
Available-for-sale securities	22,995	12,361
Held-to-maturity securities	767	10,138
Total investment securities	41,070	40,079
Mortgage loans held for portfolio	25,137	36,846
Other	—	47
Total interest income	124,314	282,516
INTEREST EXPENSE
Consolidated obligations:
Bonds	61,601	123,547
Discount notes	2,402	127,482
Total consolidated obligations	64,003	251,029
Deposits	25	838
Mandatorily redeemable capital stock	24	74
Other borrowings	4	224
Total interest expense	64,056	252,165
NET INTEREST INCOME	60,258	30,351
Reduction of provision for credit losses	(1,226)	(684)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	61,484	31,035
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(3,425)	—
Service fees	2,696	3,322
Net unrealized (losses) gains on trading securities	(14,843)	46,120
Net losses on derivatives	(848)	(52,558)
Realized net gain from sale of held-to-maturity securities	—	40,733
Other, net	657	(20)
Total other (loss) income	(15,763)	37,597
OTHER EXPENSE
Compensation and benefits	10,238	12,139
Other operating expenses	5,852	5,983
Federal Housing Finance Agency (the FHFA)	957	947
Office of Finance	1,089	1,097
Other	4,377	2,175
Total other expense	22,513	22,341
INCOME BEFORE ASSESSMENTS	23,208	46,291
AHP assessments	2,323	4,636
NET INCOME	$20,885	$41,655

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2021	2020
Net income	$20,885	$41,655
Other comprehensive income:
Net unrealized losses on available-for-sale securities	(1,919)	(85,737)
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	—	23,044
Net unrealized gains relating to hedging activities	6,743	632
Pension and postretirement benefits	260	796
Total other comprehensive income (loss)	5,084	(61,265)
Comprehensive income (loss)	$25,969	$(19,610)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2021 and 2020 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2019	18,691	$1,869,130	$1,114,337	$348,817	$1,463,154	$(186,972)	$3,145,312
Cumulative effect of change in accounting principle			(7,530)	—	(7,530)	—	(7,530)
Comprehensive income (loss)			33,324	8,331	41,655	(61,265)	(19,610)
Proceeds from issuance of capital stock	14,662	1,466,215					1,466,215
Repurchase of capital stock	(10,687)	(1,068,710)					(1,068,710)
Shares reclassified to mandatorily redeemable capital stock	(3)	(306)					(306)
Cash dividends on capital stock			(24,130)		(24,130)		(24,130)
BALANCE, MARCH 31, 2020	22,663	$2,266,329	$1,116,001	$357,148	$1,473,149	$(248,237)	$3,491,241

BALANCE, DECEMBER 31, 2020	12,672	$1,267,172	$1,130,222	$368,420	$1,498,642	$16,139	$2,781,953
Comprehensive income			20,885	—	20,885	5,084	25,969
Proceeds from issuance of capital stock	398	39,837					39,837
Repurchase of capital stock	(1,253)	(125,344)					(125,344)
Cash dividends on capital stock			(5,351)		(5,351)		(5,351)
BALANCE, MARCH 31, 2021	11,817	$1,181,665	$1,145,756	$368,420	$1,514,176	$21,223	$2,717,064

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$20,885	$41,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,473	25,271
Reduction of provision for credit losses	(1,226)	(684)
Change in net fair-value adjustments on derivatives and hedging activities	189,286	(294,892)
Loss on early extinguishment of debt	3,425	—
Other adjustments, net	585	912
Realized net gain from sale of held-to-maturity securities	—	(40,733)
Net change in:
Market value of trading securities	14,843	(46,120)
Accrued interest receivable	5,166	2,285
Other assets	(2,884)	4,143
Accrued interest payable	(265)	3,533
Other liabilities	(8,584)	(9,862)
Total adjustments	202,819	(356,147)
Net cash provided by (used in) operating activities	223,704	(314,492)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(134,261)	23,464
Securities purchased under agreements to resell	(750,000)	1,500,000
Federal funds sold	1,042,000	(2,595,000)
Trading securities:
Proceeds	450,300	486
Purchases	—	(1,267,471)
Available-for-sale securities:
Proceeds	283,675	422,388
Purchases	(3,494,387)	—
Held-to-maturity securities:
Proceeds	15,398	257,384
Advances to members:
Repaid	12,349,062	145,011,185
Originated	(10,378,308)	(155,343,704)
Mortgage loans held for portfolio:
Proceeds	379,118	181,907
Purchases	(181,267)	(215,458)
Other investing activities, net	(163)	841
Net cash used in investing activities	(418,833)	(12,023,978)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2021	2020
FINANCING ACTIVITIES
Net change in deposits	(800)	186,175
Net payments on derivatives with a financing element	54,222	(107,123)
Net proceeds from issuance of consolidated obligations:
Discount notes	92,132,220	50,410,176
Bonds	5,420,550	3,733,068
Payments for maturing and retiring consolidated obligations:
Discount notes	(95,082,922)	(38,412,037)
Bonds	(3,906,102)	(3,107,595)
Bonds transferred to other FHLBanks	(173,984)	—
Payment of financing lease	(11)	—
Proceeds from issuance of capital stock	39,837	1,466,215
Payments for repurchase of capital stock	(125,344)	(1,068,710)
Payments for redemption of mandatorily redeemable capital stock	(118)	—
Cash dividends paid	(5,348)	(24,130)
Net cash (used in) provided by financing activities	(1,647,800)	13,076,039
Net (decrease) increase in cash and due from banks	(1,842,929)	737,569
Cash and due from banks at beginning of the period	2,050,028	69,416
Cash and due from banks at end of the period	$207,099	$806,985
Supplemental disclosures:
Interest paid	$70,972	$245,004
AHP payments	$4,753	$4,672
Noncash transfers of mortgage loans held for portfolio to other assets	$—	$363

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These interim financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements and accordingly should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the SEC) on March 19, 2021 (the 2020 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Recently Issued and Adopted Accounting Guidance

Effective Beginning in 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) released temporary optional guidance that provides transition relief for reference rate reform. The guidance contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions that reference London inter-bank offered rate (LIBOR) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met.

In addition to the optional expedients for contract modifications and hedging relationships, this update provides a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that are classified as held-to-maturity before January 1, 2020.

This standard was effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. In the third quarter of 2020, we adopted the provision of this guidance which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity. Refer to the 2020 Annual Report for additional information related to these sales and transfers. In the fourth quarter of 2020, we retrospectively elected to adopt the provision of Reference Rate Reform guidance issued by the FASB specific to the modification of interest rates used for the discounting of derivative instruments. This did not have a material effect on our financial condition, results of operations, or cash flows.

We are in the process of evaluating the remaining provisions of this guidance, and the anticipated effects on our financial condition, results of operations, and cash flows have not yet been determined.

Note 3 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At March 31, 2021, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below triple-B.

Securities purchased under agreements to resell are short-term and structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at March 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $2 thousand and $1 thousand at March 31, 2021, and December 31, 2020, respectively.

Federal funds sold are unsecured loans to banks that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. At March 31, 2021, and December 31, 2020, all investments in interest-bearing demand deposits and federal funds sold were repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2021. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $26 thousand and $2 thousand, respectively, at March 31, 2021, and $31 thousand and $5 thousand, respectively, at December 31, 2020.

The effects of the COVID-19 pandemic on the global economy and financial markets could put pressure on our bank counterparties’ profitability, asset quality, and in some cases, capitalization. We continually monitor the creditworthiness of our counterparties and may reduce or suspend individual credit lines as conditions warrant.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	March 31, 2021	December 31, 2020
Corporate bonds	$5,410	$5,422
U.S. Treasury obligations	3,131,858	3,596,718
	3,137,268	3,602,140

Mortgage-backed securities (MBS)
U.S. government-guaranteed – single-family	2,618	2,884
Government-sponsored enterprises (GSE) – single-family	50	55
	2,668	2,939
Total	$3,139,936	$3,605,079

Table 3.2 - Unrealized and Realized Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net unrealized (losses) gains on trading securities held at period end	$(13,382)	$46,120
Net unrealized and realized losses on trading securities sold or matured during the period	(1,461)	—
Net unrealized (losses) gains on trading securities	$(14,843)	$46,120

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	March 31, 2021
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$2,847,088	$1,599	$(272)	$2,848,415
State housing-finance-agency obligations (HFA securities)	110,085	5	(2,182)	107,908
Supranational institutions	424,240	57	(7,508)	416,789
U.S. government-owned corporations	315,546	—	(17,856)	297,690
GSE	128,407	—	(3,520)	124,887
	3,825,366	1,661	(31,338)	3,795,689
MBS
U.S. government guaranteed – single-family	26,479	472	—	26,951
U.S. government guaranteed – multifamily	18,162	71	—	18,233
GSE – single-family	1,207,912	26,059	(16)	1,233,955
GSE – multifamily	4,056,264	51,846	(2,106)	4,106,004
	5,308,817	78,448	(2,122)	5,385,143
Total	$9,134,183	$80,109	$(33,460)	$9,180,832

	December 31, 2020
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$126,930	$—	$(4,381)	$122,549
Supranational institutions	442,225	—	(12,156)	430,069
U.S. government-owned corporations	350,052	—	(27,991)	322,061
GSE	140,136	—	(5,144)	134,992
	1,059,343	—	(49,672)	1,009,671
MBS
U.S. government guaranteed – single-family	29,148	260	—	29,408
U.S. government guaranteed – multifamily	46,829	351	—	47,180
GSE – single-family	1,442,282	26,790	(24)	1,469,048
GSE – multifamily	3,593,978	70,863	—	3,664,841
	5,112,237	98,264	(24)	5,210,477
Total	$6,171,580	$98,264	$(49,696)	$6,220,148
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $21.1 million and $24.0 million at March 31, 2021, and December 31, 2020, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	March 31, 2021
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$945,984	$(272)	$—	$—	$945,984	$(272)
HFA securities	—	—	81,278	(2,182)	81,278	(2,182)
Supranational institutions	—	—	401,544	(7,508)	401,544	(7,508)
U.S. government-owned corporations	—	—	297,690	(17,856)	297,690	(17,856)
GSE	—	—	124,887	(3,520)	124,887	(3,520)
	945,984	(272)	905,399	(31,066)	1,851,383	(31,338)

MBS
GSE – single-family	—	—	9,209	(16)	9,209	(16)
GSE – multifamily	—	—	464,948	(2,106)	464,948	(2,106)
	—	—	474,157	(2,122)	474,157	(2,122)

Total	$945,984	$(272)	$1,379,556	$(33,188)	$2,325,540	$(33,460)

	December 31, 2020
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$109,780	$(4,381)	$109,780	$(4,381)
Supranational institutions	—	—	430,069	(12,156)	430,069	(12,156)
U.S. government-owned corporations	—	—	322,061	(27,991)	322,061	(27,991)
GSE	—	—	134,992	(5,144)	134,992	(5,144)
	—	—	996,902	(49,672)	996,902	(49,672)
MBS
GSE – single-family	—	—	10,271	(24)	10,271	(24)
Total	$—	$—	$1,007,173	$(49,696)	$1,007,173	$(49,696)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	March 31, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,600	$10,551	$10,600	$10,524
Due after one year through five years	165,998	163,742	169,570	166,813
Due after five years through 10 years	3,230,503	3,225,357	400,477	389,753
Due after 10 years	418,265	396,039	478,696	442,581
	3,825,366	3,795,689	1,059,343	1,009,671
MBS (1)	5,308,817	5,385,143	5,112,237	5,210,477
Total	$9,134,183	$9,180,832	$6,171,580	$6,220,148
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	March 31, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$5,184	$101	$—	$5,285
GSE – single-family	187,464	4,074	(81)	191,457
Total	$192,648	$4,175	$(81)	$196,742

	December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$5,388	$103	$—	$5,491
GSE – single-family	201,774	4,681	(109)	206,346
Total	$207,162	$4,784	$(109)	$211,837
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $308 thousand and $368 thousand at March 31, 2021, and December 31, 2020, respectively.

Gains and Losses on Sales.

We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the three months ended March 31, 2021 and 2020.

Table 3.7 - Proceeds and Gains (Losses) from Sales of Investment Securities(1)
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Held-to-Maturity Securities
Proceeds from sale	$—	$161,743
Less: Carrying value	—	100,771
Less: Noncredit losses recorded in accumulated other comprehensive income	—	20,239
Realized net gain from sale	$—	$40,733
_______________________
(1)    The securities sold had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are treated as maturities for the purposes of security classification.The sale did not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance in the 2020 Annual Report for information on the adoption of Financial Instruments - Credit Losses. Upon adoption of new accounting guidance for credit impairment, on January 1, 2020, we recorded through a cumulative effect adjustment to retained earnings an increase in the allowance for credit losses associated with held-to-maturity private-label MBS totaling $5.3 million.

Table 3.8 - Allowance for Credit Losses on Debt Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
	Held-to-Maturity	Held-to-Maturity
Balance at beginning of year	$—	$—
Adjustments for cumulative effect of change in accounting principle	—	5,308
Reduction of provision for credit losses due to sales of securities	—	(1,540)
Balance at end of period	$—	$3,768

Our available-for-sale and held-to-maturity securities are principally GSE and U.S. government-owned corporations, supranational institutions, state or local housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At March 31, 2021, 99.8 percent of available-for-sale securities and all held-to-maturity securities, based on amortized cost, were rated single-A, or above, by a NRSRO, based on the lowest long-term credit rating for each security.

We evaluate our individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2021, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on available-for-sale securities at March 31, 2021.

We evaluate our held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of March 31, 2021, we had not established an allowance for credit losses on any of our held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor do we expect, any payment default on the instruments, and (3) in the case of U.S. or GSE obligations, carry an implicit or explicit government guarantee such that we consider the risk of nonpayment to be zero.

Note 4 — Advances

General Terms. At both March 31, 2021, and December 31, 2020, we had advances outstanding with interest rates ranging from 0.00 percent to 7.72 percent.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	March 31, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$3,979	0.57%	$135	0.62%
Due in one year or less	7,046,407	0.98	9,090,900	1.00
Due after one year through two years	2,552,972	1.82	2,281,047	1.78
Due after two years through three years	1,646,933	2.24	2,014,880	2.37
Due after three years through four years	2,257,892	1.64	1,685,056	1.79
Due after four years through five years	1,953,248	1.29	2,687,456	1.34
Thereafter	1,273,554	2.07	945,038	2.38
Total par value	16,734,985	1.44%	18,704,512	1.43%
Premiums	1,016		2,248
Discounts	(37,641)		(37,592)
Fair value of bifurcated derivatives (1)	38,072		44,534
Hedging adjustments	61,650		103,300
Total (2)	$16,798,082		$18,817,002
_________________________
(1)    At March 31, 2021, and December 31, 2020, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $25.1 million and $25.8 million at March 31, 2021, and December 31, 2020, respectively.

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

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2021	December 31, 2020
Overdrawn demand-deposit accounts	$3,979	$135
Due in one year or less	8,176,482	10,149,975
Due after one year through two years	2,267,172	2,095,247
Due after two years through three years	1,361,933	1,809,880
Due after three years through four years	2,135,817	1,392,981
Due after four years through five years	1,529,748	2,335,956
Thereafter	1,259,854	920,338
Total par value	$16,734,985	$18,704,512

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	March 31, 2021	December 31, 2020
Overdrawn demand-deposit accounts	$3,979	$135
Due in one year or less	8,822,832	10,755,575
Due after one year through two years	2,018,672	2,201,797
Due after two years through three years	1,148,733	1,224,380
Due after three years through four years	1,661,467	1,593,056
Due after four years through five years	1,858,748	2,059,531
Thereafter	1,220,554	870,038
Total par value	$16,734,985	$18,704,512

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	March 31, 2021	December 31, 2020
Fixed-rate	$14,692,231	$16,742,602
Variable-rate	2,042,754	1,961,910
Total par value	$16,734,985	$18,704,512

Credit Risk Exposure and Security Terms. Our advances are primarily made to member financial institutions, including commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. For additional information on credit risk exposure and security terms see Part II — Item 8 — Financial Statements and Supplementary Data — Note 6 — Advances in the 2020 Annual Report.

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At March 31, 2021, and December 31, 2020, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At March 31, 2021, and December 31, 2020, none of our advances were past due, on non accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three months ended March 31, 2021 and 2020.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at March 31, 2021, and December 31, 2020.

Prepayment Fees.

Table 4.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Prepayment fees received from borrowers	$9,417	$838
Hedging fair-value adjustments on prepaid advances	(457)	—
Net premiums associated with prepaid advances	(1,227)	—
Advance prepayment fees recognized in income, net	$7,733	$838

Note 5 — Mortgage Loans Held for Portfolio

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	March 31, 2021	December 31, 2020
Real estate
Fixed-rate 15-year single-family mortgages	$321,194	$322,713
Fixed-rate 20- and 30-year single-family mortgages	3,347,102	3,547,994
Premiums	58,059	60,050
Discounts	(968)	(1,094)
Deferred derivative gains, net	2,856	3,689
Total mortgage loans held for portfolio(1)	3,728,243	3,933,352
Less: allowance for credit losses	(1,900)	(3,100)
Total mortgage loans, net of allowance for credit losses	$3,726,343	$3,930,252
________________________
(1)    Excludes accrued interest receivable of $18.5 million and $19.3 million at March 31, 2021, and December 31, 2020, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	March 31, 2021	December 31, 2020
Conventional mortgage loans	$3,437,477	$3,624,557
Government mortgage loans	230,819	246,150
Total par value	$3,668,296	$3,870,707

Credit-Enhancements. Our allowance for credit losses factors in the credit-enhancements associated with conventional mortgage loans under the MPF program. These credit-enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit-enhancement. The credit risk analysis of our conventional loans is performed at the individual master commitment level to determine the credit-enhancements available to recover losses on loans under each individual master commitment. For additional information on credit enhancements see Part II — Item 8 — Financial Statements and Supplementary Data — Note 7 — Mortgage Loans Held for Portfolio — Credit-Enhancements in the 2020 Annual Report.

Relief to Borrowers During the COVID-19 Pandemic. We have elected to apply Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to our loan modifications that qualify under the CARES Act. As a result, we have elected to suspend troubled debt restructuring accounting for eligible modifications under Section 4013 of the CARES Act. As of March 31, 2021, we had $8.2 million of these modifications outstanding. See Part II — Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies in the 2020 Annual Report for additional information.

Servicers of our mortgage loans may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request. We continue to apply our accounting policy for past due loans and charge-offs to loans during the forbearance period unless there is a legal modification made to update the terms of the mortgage loan contract. The accrual status for loans under forbearance will be driven by the past due status of the loan based on its contractual terms.

As of March 31, 2021, we held approximately $42.7 million in par value of conventional mortgage loans that were in a forbearance plan as a result of COVID-19. Of these loans, $3.1 million had a current payment status, $3.2 million were 30 to 59 days past due, $4.0 million were 60 to 89 days past due, and $32.4 million were greater than 90 days past due and in nonaccrual status. The $42.7 million of conventional mortgage loans in forbearance represents 1.1 percent of our mortgage loans held for portfolio at March 31, 2021. In addition, we had approximately $9.1 million in par value of government mortgage loans in a forbearance plan as a result of COVID-19.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at March 31, 2021, and December 31, 2020.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	March 31, 2021
	Year of Origination
Payment Status at Amortized Cost	Prior to 2017	2017 to 2021	Total
Past due 30-59 days delinquent	$16,616	$15,409	$32,025
Past due 60-89 days delinquent	4,306	5,225	9,531
Past due 90 days or more delinquent	22,584	23,592	46,176
Total past due	43,506	44,226	87,732
Total current loans	1,495,629	1,909,525	3,405,154
Total mortgage loans	$1,539,135	$1,953,751	$3,492,886

	December 31, 2020
	Year of Origination
Payment Status at Amortized Cost	Prior to 2016	2016 to 2020	Total
Past due 30-59 days delinquent	$11,743	$25,058	36,801
Past due 60-89 days delinquent	5,263	11,178	16,441
Past due 90 days or more delinquent	20,894	43,529	64,423
Total past due	37,900	79,765	117,665
Total current loans	1,246,691	2,317,975	3,564,666
Total mortgage loans	$1,284,591	$2,397,740	3,682,331

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	March 31, 2021
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,331	$1,443	$2,774
Serious delinquency rate (2)	1.32%	5.13%	1.56%
Past due 90 days or more still accruing interest	$—	$2,308	$2,308
Loans on nonaccrual status (3)	$46,176	$9,775	$55,951

	December 31, 2020
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,762	$1,041	$2,803
Serious delinquency rate (2)	1.75%	6.04%	2.02%
Past due 90 days or more still accruing interest	$—	$5,592	$5,592
Loans on nonaccrual status (4)	$65,039	$10,101	$75,140
_______________________

(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    As of March 31, 2021, the conventional and government mortgage loans on non-accrual status that did not have an associated allowance for credit losses amounted to $25.2 million and $9.8 million, respectively.
(4)    As of December 31, 2020, the conventional and government mortgage loans on non-accrual status that did not have an associated allowance for credit losses amounted to $31.8 million and $10.1 million, respectively.

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

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the quarters ended March 31, 2021 and 2020.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended March 31,
Allowance for credit losses(1)	2021	2020
Balance, beginning of period	$3,100	$500
Adjustment for cumulative effect of change in accounting principle	—	2,221
Recoveries (charge-offs)	26	(77)
(Reduction of) provision for credit losses	(1,226)	856
Balance, end of period	$1,900	$3,500
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2021 and

December 31, 2020. Additionally, government mortgage loans, other than government mortgage loans that have been granted temporary forbearance, are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	March 31, 2021			December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$17,678,539	$12,821	$(96,784)	$9,960,475	$6,044	$(41,000)
Forward-start interest-rate swaps	637,000	197	—	17,000	—	(14)
Total derivatives designated as hedging instruments	18,315,539	13,018	(96,784)	9,977,475	6,044	(41,014)

Derivatives not designated as hedging instruments
Interest-rate swaps	3,749,800	—	(40,789)	5,536,822	3,918	(47,756)
CO bond firm commitments	25,000	19	—	—	—	—
Mortgage-delivery commitments (1)	19,685	28	(141)	28,386	220	—
Total derivatives not designated as hedging instruments	3,794,485	47	(40,930)	5,565,208	4,138	(47,756)
Total notional amount of derivatives	$22,110,024			$15,542,683
Total derivatives before netting and collateral adjustments		13,065	(137,714)		10,182	(88,770)
Netting adjustments and cash collateral, including related accrued interest (2)		302,190	103,835		151,056	64,708
Derivative assets and derivative liabilities		$315,255	$(33,879)		$161,238	$(24,062)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral including accrued interest posted was $406.0 million and $215.8 million at March 31, 2021, and December 31, 2020, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. There was no cash collateral and related accrued interest received at March 31, 2021, and December 31, 2020.

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

Tables 6.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$49,552	$22,995	$(61,601)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$41,861	$256,503	$(104,519)
Hedged items	(40,858)	(248,939)	104,755
Net changes in fair value before price alignment interest	1,003	7,564	236
Price alignment interest(1)	15	49	(3)
Net interest settlements on derivatives(2)(3)	(15,825)	(21,937)	7,470
Net (losses) gains on qualifying hedging relationships	(14,807)	(14,324)	7,703
Amortization/accretion of discontinued hedging relationships	(699)	—	(645)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(15,506)	$(14,324)	$7,058

	For the Three Months Ended March 31, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$168,659	$12,361	$(123,547)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(127,568)	$(376,494)	$63,735
Hedged items	124,692	366,518	(64,058)
Net changes in fair value before price alignment interest	(2,876)	(9,976)	(323)
Price alignment interest(1)	389	1,035	(177)
Net interest settlements on derivatives(2)(3)	(2,625)	(9,098)	2,956
Net gains (losses) on qualifying hedging relationships	(5,112)	(18,039)	2,456
Amortization/accretion of discontinued hedging relationships	(337)	—	(888)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(5,449)	$(18,039)	$1,568
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

Tables 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive income into interest expense	$(1,557)	$(1,757)
Gains (losses) recognized in other comprehensive income	5,186	(1,125)

For the three months ended March 31, 2021 and 2020, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2021, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of March 31, 2021, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $5.8 million.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	March 31, 2021
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$4,605,732	$88,078	$11,644	$99,722
Available-for-sale securities	7,543,282	251,289	—	251,289
Consolidated obligation bonds	5,798,744	(82,242)	38,321	(43,921)
_______________________
(1)    Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 6.5 - Net Gains and Losses on Derivatives and Hedging Activities
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(186)	$(52,569)
CO bond firm commitments	19	—
Mortgage-delivery commitments	(686)	(62)
Total net losses related to derivatives not designated as hedging instruments	(853)	(52,631)

Other(1)	5	73

Net losses on derivatives	$(848)	$(52,558)
______________________
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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives, unless the collateral delivery threshold is set to zero. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2021, was $132.6 million for which we had delivered collateral with a post-haircut value of $120.1 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 6.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2021.

Table 6.6 - Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2021
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$183
AA-	A+, A or A-	—
A-	below A-	13,266
_______________________
(1)    Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize two DCOs, for all cleared derivative transactions, Chicago Mercantile Exchange Inc. (CME Inc.) and LCH Limited (LCH Ltd.). Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member which acts as our agent to the DCO and which guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at March 31, 2021.

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

Table 6.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2021, and December 31, 2020, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	March 31, 2021
	Derivative Instruments Meeting Netting Requirements		Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)				Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$4,024	$(3,614)		$410	$—	$410
Cleared	8,994	305,804		314,798	—	314,798
CO bond firm commitment			$19	19		19
Mortgage delivery commitment			28	28		28
Total				$315,255		$315,255

Derivative Liabilities
Interest-rate swaps
Uncleared	$(136,592)	$102,854		$(33,738)	$21,644	$(12,094)
Cleared	(981)	981		—	—	—
Mortgage delivery commitment			$(141)	(141)		(141)
Total				$(33,879)		$(12,235)

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements		Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)				Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$5,215	$(4,899)		$316	$—	$316
Cleared	4,747	155,955		160,702	—	$160,702
Mortgage delivery commitment			$220	220		220
Total				$161,238		$161,238

Derivative Liabilities
Interest-rate swaps
Uncleared	$(82,625)	$58,563		$(24,062)	$23,087	$(975)
Cleared	(6,145)	6,145		—	—	—
Total				$(24,062)		$(975)
_______________________
(1)    Includes gross amounts of netting adjustments and cash collateral.
(2)    Includes non-cash collateral at fair value that cannot be sold or repledged by the counterparty. Additionally, any overcollateralization with a counterparty is not included in the determination of the net amount. At March 31, 2021, and December 31, 2020, we had additional net credit exposure of $34 thousand and $925 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

Note 7 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers, and prior to February 19, 2021, we offered term deposits to our members. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 7.1 - Deposits
(dollars in thousands)

	March 31, 2021	December 31, 2020
Interest-bearing
Demand and overnight	$962,070	$975,469
Other	1,549	2,525
Noninterest-bearing
Other	124,568	110,993
Total deposits	$1,088,187	$1,088,987

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	March 31, 2021		December 31, 2020
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$8,203,645	0.80%	$10,608,465	0.81%
Due after one year through two years	4,205,475	1.19	3,956,120	1.35
Due after two years through three years	1,340,950	2.13	1,569,315	2.20
Due after three years through four years	1,883,780	1.81	1,141,430	2.43
Due after four years through five years	3,320,590	0.89	1,776,100	1.12
Thereafter	3,750,750	2.39	2,312,155	3.58
Total par value	22,705,190	1.31%	21,363,585	1.42%
Premiums	54,298		58,537
Discounts	(11,107)		(12,278)
Hedging adjustments	(43,921)		61,746
Total	$22,704,460		$21,471,590
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	March 31, 2021	December 31, 2020
Noncallable and nonputable	$17,261,190	$19,668,585
Callable	5,444,000	1,695,000
Total par value	$22,705,190	$21,363,585

Table 8.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2021	December 31, 2020
Due in one year or less	$13,247,645	$11,728,465
Due after one year through two years	4,360,475	4,046,120
Due after two years through three years	1,280,950	1,629,315
Due after three years through four years	1,162,780	1,011,430
Due after four years through five years	1,442,590	1,501,100
Thereafter	1,210,750	1,447,155
Total par value	$22,705,190	$21,363,585

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	March 31, 2021	December 31, 2020
Fixed-rate	$14,455,190	$12,524,585
Simple variable-rate	7,077,000	8,549,000
Step-up (1)	1,173,000	290,000
Total par value	$22,705,190	$21,363,585
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2021	$9,927,167	$9,927,530	0.05%
December 31, 2020	$12,878,310	$12,879,765	0.10%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program

Table 9.1 - AHP Liability
(dollars in thousands)

	March 31, 2021	December 31, 2020
Balance at beginning of year	$78,640	$86,131
AHP expense for the period	2,323	13,386
AHP voluntary contribution(1)	3,076	1,614
AHP direct grant disbursements	(4,753)	(21,374)
AHP subsidy for AHP advance disbursements	(1,711)	(1,216)
Return of previously disbursed grants and subsidies	—	99
Balance at end of period	$77,575	$78,640
_______________________
(1)    Recorded in other expenses in the statement of operations.

Note 10 — Capital

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

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	March 31, 2021	December 31, 2020

Permanent capital
Class B capital stock	$1,181,665	$1,267,172
Mandatorily redeemable capital stock	6,164	6,282
Retained earnings	1,514,176	1,498,642
Total permanent capital	$2,702,005	$2,772,096
Risk-based capital requirement
Credit-risk capital	$98,186	$96,143
Market-risk capital	201,548	204,028
Operations-risk capital	89,920	90,052
Total risk-based capital requirement	$389,654	$390,223
Permanent capital in excess of risk-based capital requirement	$2,312,351	$2,381,873

	March 31, 2021		December 31, 2020
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$389,654	$2,702,005	$390,223	$2,772,096
Total regulatory capital	1,467,069	2,702,005	1,538,441	2,772,096
Total capital-to-asset ratio	4.0%	7.4%	4.0%	7.2%

Leverage Ratio
Leverage capital	$1,833,836	$4,053,008	$1,923,052	$4,158,144
Leverage capital-to-assets ratio	5.0%	11.1%	5.0%	10.8%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition or, for a small amount of capital stock held by former members, the five-year redemption period applicable to their membership stock is not yet complete. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible to secure advances under the FHLBank Act, provided that this amount is not less than $10 thousand nor more than $10 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding letters of credit, and 4.50 percent of the unpaid principal balance of certain mortgages we purchased through the MPF program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

Restricted Retained Earnings. At March 31, 2021, our restricted retained earnings totaled $368.4 million and exceeded the contribution requirement of $326.6 million. Restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized (Loss) Gain Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2019	$(73,922)	$(76,036)	$(30,207)	$(6,807)	$(186,972)
Other comprehensive income (loss) before reclassifications:
Net unrealized losses	(85,737)	—	(1,125)	—	(86,862)
Noncredit losses included in basis of securities sold	—	20,239	—	—	20,239
Accretion of noncredit loss	—	2,805	—	—	2,805
Net actuarial loss	—	—	—	501	501
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	—	1,757	—	1,757
Amortization - pension and postretirement benefits (2)	—	—	—	295	295
Other comprehensive (loss) income	(85,737)	23,044	632	796	(61,265)
Balance, March 31, 2020	$(159,659)	$(52,992)	$(29,575)	$(6,011)	$(248,237)

Balance, December 31, 2020	$48,568	$—	$(24,365)	$(8,064)	$16,139
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(1,919)	—	5,186	—	3,267
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	—	1,557	—	1,557
Amortization - pension and postretirement benefits (2)	—	—	—	260	260
Other comprehensive (loss) income	(1,919)	—	6,743	260	5,084
Balance, March 31, 2021	$46,649	$—	$(17,622)	$(7,804)	$21,223
_______________________
(1)    Recorded in CO bond interest expense.
(2)    Recorded in other expenses in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2020 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2021.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at March 31, 2021, and December 31, 2020. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	March 31, 2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$207,099	$207,099	$207,099	$—	$—	$—
Interest-bearing deposits	243,150	243,150	243,150	—	—	—
Securities purchased under agreements to resell	1,500,000	1,499,998	—	1,499,998	—	—
Federal funds sold	1,218,000	1,217,999	—	1,217,999	—	—
Trading securities(1)	3,139,936	3,139,936	—	3,139,936	—	—
Available-for-sale securities(1)	9,180,832	9,180,832	—	9,072,924	107,908	—
Held-to-maturity securities	192,648	196,742	—	196,742	—	—
Advances	16,798,082	17,045,360	—	17,045,360	—	—
Mortgage loans, net	3,726,343	3,912,078	—	3,843,379	68,699	—
Accrued interest receivable	82,416	82,416	—	82,416	—	—
Derivative assets(1)	315,255	315,255	—	13,065	—	302,190
Other assets (1)	38,769	38,769	14,304	24,465	—	—
Liabilities:
Deposits	(1,088,187)	(1,088,187)	—	(1,088,187)	—	—
COs:
Bonds	(22,704,460)	(23,103,280)	—	(23,103,280)	—	—
Discount notes	(9,927,167)	(9,927,432)	—	(9,927,432)	—	—
Mandatorily redeemable capital stock	(6,164)	(6,164)	(6,164)	—	—	—
Accrued interest payable	(61,653)	(61,653)	—	(61,653)	—	—
Derivative liabilities(1)	(33,879)	(33,879)	—	(137,714)	—	103,835
Other:
Commitments to extend credit for advances	—	(53,731)	—	(53,731)	—	—
Standby letters of credit	(1,223)	(1,223)	—	(1,223)	—	—

	December 31, 2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$2,050,028	$2,050,028	$2,050,028	$—	$—	$—
Interest-bearing deposits	299,149	299,149	299,149	—	—	—
Securities purchased under agreements to resell	750,000	749,995	—	749,995	—	—
Federal funds sold	2,260,000	2,259,988	—	2,259,988	—	—
Trading securities(1)	3,605,079	3,605,079	—	3,605,079	—	—
Available-for-sale securities(1)	6,220,148	6,220,148	—	6,097,599	122,549	—
Held-to-maturity securities	207,162	211,837	—	211,837	—	—
Advances	18,817,002	19,119,220	—	19,119,220	—	—
Mortgage loans, net	3,930,252	4,136,004	—	4,086,757	49,247	—
Accrued interest receivable	87,582	87,582	—	87,582	—	—
Derivative assets(1)	161,238	161,238	—	10,182	—	151,056
Other assets(1)	34,360	34,360	14,296	20,064	—	—
Liabilities:
Deposits	(1,088,987)	(1,088,981)	—	(1,088,981)	—	—
COs:
Bonds	(21,471,590)	(22,062,476)	—	(22,062,476)	—	—
Discount notes	(12,878,310)	(12,878,918)	—	(12,878,918)	—	—
Mandatorily redeemable capital stock	(6,282)	(6,282)	(6,282)	—	—	—
Accrued interest payable	(61,918)	(61,918)	—	(61,918)	—	—
Derivative liabilities(1)	(24,062)	(24,062)	—	(88,770)	—	64,708
Other:
Commitments to extend credit for advances	—	(5,306)	—	(5,306)	—	—
Standby letters of credit	(1,303)	(1,303)	—	(1,303)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	March 31, 2021
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,410	$—	$—	$5,410
U.S. Treasury obligations	—	3,131,858	—	—	3,131,858
U.S. government-guaranteed – single-family MBS	—	2,618	—	—	2,618
GSE – single-family MBS	—	50	—	—	50
Total trading securities	—	3,139,936	—	—	3,139,936
Available-for-sale securities:
HFA securities	—	—	107,908	—	107,908
Supranational institutions	—	416,789	—	—	416,789
U.S. Treasury obligations	—	2,848,415	—	—	2,848,415
U.S. government-owned corporations	—	297,690	—	—	297,690
GSE	—	124,887	—	—	124,887
U.S. government guaranteed – single-family MBS	—	26,951	—	—	26,951
U.S. government guaranteed – multifamily MBS	—	18,233	—	—	18,233
GSE – single-family MBS	—	1,233,955	—	—	1,233,955
GSE – multifamily MBS	—	4,106,004	—	—	4,106,004
Total available-for-sale securities	—	9,072,924	107,908	—	9,180,832
Derivative assets:
Interest-rate-exchange agreements	—	13,018	—	302,190	315,208
CO bond firm commitments	—	19	—	—	19
Mortgage delivery commitments	—	28	—	—	28
Total derivative assets	—	13,065	—	302,190	315,255
Other assets	14,304	24,465	—	—	38,769
Total assets carried at fair value on a recurring basis	$14,304	$12,250,390	$107,908	$302,190	$12,674,792
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$3,407	$—	$3,407
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,407	$—	$3,407
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(137,573)	$—	$103,835	$(33,738)
Mortgage delivery commitments	—	(141)	—	—	(141)
Total liabilities carried at fair value on a recurring basis	$—	$(137,714)	$—	$103,835	$(33,879)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,422	$—	$—	$5,422
U.S. Treasury obligations	—	3,596,718	—	—	3,596,718
U.S. government-guaranteed – single-family MBS	—	2,884	—	—	2,884
GSE – single-family MBS	—	55	—	—	55
Total trading securities	—	3,605,079	—	—	3,605,079
Available-for-sale securities:
HFA securities	—	—	122,549	—	122,549
Supranational institutions	—	430,069	—	—	430,069
U.S. government-owned corporations	—	322,061	—	—	322,061
GSE	—	134,992	—	—	134,992
U.S. government guaranteed – single-family MBS	—	29,408	—	—	29,408
U.S. government guaranteed – multifamily MBS	—	47,180	—	—	47,180
GSE – single-family MBS	—	1,469,048	—	—	1,469,048
GSE – multifamily MBS	—	3,664,841	—	—	3,664,841
Total available-for-sale securities	—	6,097,599	122,549	—	6,220,148
Derivative assets:
Interest-rate-exchange agreements	—	9,962	—	151,056	161,018
Mortgage delivery commitments	—	220	—	—	220
Total derivative assets	—	10,182	—	151,056	161,238
Other assets	14,296	20,064	—	—	34,360
Total assets carried at fair value on a recurring basis	$14,296	$9,732,924	$122,549	$151,056	$10,020,825
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$10,782	$—	$10,782
REO	—	—	245	—	245
Total assets carried at fair value on a nonrecurring basis	$—	$—	$11,027	$—	$11,027
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(88,770)	$—	$64,708	$(24,062)
Total liabilities carried at fair value on a recurring basis	$—	$(88,770)	$—	$64,708	$(24,062)
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

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021 and 2020.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
	HFA Securities	HFA Securities
Balance at beginning of period	$122,549	$64,652
Total gains included in other comprehensive income
Net unrealized gains	2,204	743
Maturities and settlements
Maturities	(16,620)	—
Settlements	(225)	—
Balance at end of period	$107,908	$65,395

Total amount of unrealized gains for the period included in other comprehensive income relating to securities held at period end	$1,349	$743

Note 13 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2021, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2021, and December 31, 2020. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $663.8 billion and $712.5 billion at March 31, 2021, and December 31, 2020, respectively. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	March 31, 2021			December 31, 2020
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$5,717,332	$218,680	$5,936,012	$6,190,479	$233,771	$6,424,250
Commitments for unused lines of credit - advances (3)	1,118,063	—	1,118,063	1,127,432	—	1,127,432
Commitments to make additional advances	61,925	90,558	152,483	69,684	93,465	163,149
Commitments to invest in mortgage loans	19,685	—	19,685	28,386	—	28,386
Unsettled CO bonds, at par	235,000	—	235,000	—	—	—
Unsettled CO discount notes, at par	650,000	—	650,000	250,000	—	250,000
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At March 31, 2021, and December 31, 2020, these amounts totaled $70.8 million and $37.1 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $25 thousand at December 31, 2020.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At March 31, 2021, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2030. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.2 million and $1.3 million at March 31, 2021, and December 31, 2020, respectively.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 60 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We have pledged securities as collateral related to derivatives. See Note 6 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features.

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

Note 14 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at March 31,

2021, and December 31, 2020. At both March 31, 2021, and December 31, 2020 no shareholder had more than 10 percent of total capital stock outstanding.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 14.1 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2021	$57,540	4.8%	$540,451	3.2%	$588	2.3%
December 31, 2020	60,624	4.8	582,765	3.1	651	2.5

Note 15 — Subsequent Events

On April 23, 2021, the board of directors declared a cash dividend at an annualized rate of 1.54 percent based on daily average capital stock balances outstanding during the first quarter of 2021. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $4.7 million and was paid on May 4, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; projections or expectations regarding the COVID-19 pandemic or its effects; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2020 Annual Report and in Part II — Item 1A — Risk Factors of this report, along with the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the anticipated cessation of the LIBOR benchmark rate, the development of alternative rates, including the Secured Overnight Financing Rate (SOFR), and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from U.S. fiscal and monetary policy, actions of the Federal Open Market Committee (FOMC), or changes in ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets; the condition of the capital markets on our COs;
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
•the impact of the coronavirus or other pandemics, epidemics, or health emergencies and responses to such events, including, among other things, the effect on the Bank resulting from illness or quarantines of employees or business partners on which we rely or from remote work arrangements; negative effects on our members’ businesses and their demands for our products, including demand for advances; and effects on the economy and financial markets from Federal Reserve monetary policy, fiscal stimulus programs, state and local government restrictions on business activities, or generally;
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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2020 Annual Report.

EXECUTIVE SUMMARY

For the three months ended March 31, 2021, net income decreased to $20.9 million, compared with net income of $41.7 million for the same period in 2020. The $20.8 million decrease was primarily due to an increase in unrealized losses on trading securities of $61.0 million, a decrease in realized gains on sales of held-to-maturity securities of $40.7 million, and an increase in losses on early extinguishment of debt of $3.4 million. These decreases to net income were offset by a decrease of $51.7 million in net losses on derivatives and hedging activities, and an increase of $30.4 million in net interest income after provision for credit losses.
Net interest income after provision for credit losses for the three months ended March 31, 2021, was $61.5 million, compared with $31.0 million for the same period in 2020. The $30.4 million increase in net interest income after provision for credit losses was driven by the substantial net interest margin and net interest rate spread expansion from first quarter 2020 to first quarter 2021 as further discussed below in Net Interest Margin and Net Interest Spread, and a $975.9 million increase in the average balance of U.S. Treasury obligations held as investment securities, partially offset by reductions to net interest income resulting from a $17.3 billion decrease in the average balance of advances, a $1.9 billion decrease in the average balance of mortgage-backed securities, and a $686.5 million decrease in the average balance of mortgage loans.

Our return on average equity was 3.09 percent for the three months ended March 31, 2021, compared with 5.15 percent for the three months ended March 31, 2020, a decrease of 206 basis points. The decrease in return on average equity was largely a result of the aforementioned decreases in net income. Although advances balances declined moderately from $18.8 billion as of December 31, 2020 to $16.8 billion at March 31, 2021, our financial condition continued to strengthen with retained earnings growing to $1.5 billion at March 31, 2021, a surplus of $814.2 million over our minimum retained earnings target, as we continue to satisfy all regulatory capital requirements as of March 31, 2021. On April 23, 2021, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.54 percent, the approximate daily average of SOFR for the first quarter of 2021 plus 150 basis points.

The COVID-19 pandemic, which began to affect businesses and the economy in March 2020 and continues, and the response of the U.S. government and the Federal Reserve through changes in monetary policy and implementation of fiscal stimulus programs, led to interest rates that remain historically low and substantially elevated deposits reported by depository member institutions. Our overall results of operations are influenced by the economy and financial markets, and in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. Elevated deposit balances at member institutions have resulted in increased liquidity at members and reduced demand for advances and have been the primary cause of the significant decline in advances balances beginning in the second quarter of 2020. We experienced a moderate additional reduction in demand for advances from our members in the first quarter of 2021. In addition, Agency mortgage-backed security purchases by the Federal Reserve aimed at supporting the housing market through the pandemic have tightened yield spreads we earn on new mortgage acquisitions and have provided an incentive to some of our members to sell loans to Fannie Mae and Freddie Mac. This activity has reduced our outstanding balances of mortgage loans. These developments have impacted our financial condition as of March 31, 2021, and results of operations for the three months ended March 31, 2021.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Moreover, declining supply of COs as a result of lower advances balances has further increased the relative value of COs and improved our relative cost of borrowing. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended March 31, 2021.

Net Interest Margin and Net Interest Spread

For the three months ended March 31, 2021, net interest margin was 0.68 percent, an increase of 48 basis points from the three months ended March 31, 2020, and net interest spread was 0.63 percent for the quarter ended March 31, 2021, a 51-basis-point increase from the same period in 2020. The increase in both net interest spread and net interest margin mainly reflect several positive factors, including:

•a significant increase in long-term interest rates during the quarter which led to an increase in net unrealized gains from fair value hedges and a decrease in net amortization of premium on mortgage-backed securities;
•the absence of margin compression on liquidity investments in the first quarter of 2021, compare to what occurred following the sudden interest-rate cuts by the FOMC in the first quarter of 2020; and
•a $6.9 million increase in prepayment fee income on advances.

In addition, net interest margin was negatively affected by lower income from investing the Bank’s capital in the ultra-low short-term interest rate environment.

The low interest rate environment triggered refinancing incentives on residential mortgage loans in 2020, resulting in increases of mortgage prepayment activity that resulted in accelerated net premium amortization of our Agency residential MBS as well as our whole mortgage loans. Refinancing activity of mortgage loans remains high but has moderated during the first quarter of 2021.

Other Income and Expense

Net losses on derivatives and hedging activities for the three months ended March 31, 2021, totaled $848 thousand, compared with $52.6 million for 2020. The $848 thousand net losses for the current year consisted of $7.1 million of interest expense on economic hedges offset by $6.3 million unrealized gains from changes in fair value on economic hedges. Additionally, losses on trading securities totaled $14.8 million for the three months ended March 31, 2021, compared to a $46.1 million gain for the three months ended March 31, 2020. Together, these realized and unrealized gains and losses provided an economic offset primarily to interest income from trading securities, which totaled $17.3 million for the three months ended March 31, 2021. See below under — Results of Operations — Economically Hedged Trading Securities for additional information.

For the three months ended March 31, 2020, the Bank sold held-to-maturity securities that had less than 15 percent of the acquired principal outstanding at the time of the sale and realized a net gain from sale of $40.7 million. There were no sales of held-to-maturity securities during the three months ended March 31, 2021.

For the three months ended March 31, 2021, losses on early retirement of debt totaled $3.4 million, which offset prepayment fees earned on prepaid advances and is reflected in other income (loss).

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $16.8 billion at March 31, 2021, compared to $18.8 billion at December 31, 2020. The decrease in advances was in both short- and long-term fixed-rate advances, and is primarily due to excess liquidity at member institutions. See our 2020 Annual Report – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Coronavirus Pandemic: COVID-19 for additional information.

Legislative and Regulatory Developments

Legislation has been enacted, and the FHFA and other regulators with authority over our business activities have issued or proposed regulations and issued guidance during 2021 as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the major banks that sustain LIBOR to submit rate quotations after 2021. On March 5, 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the FCA does not expect LIBOR to become non-representative before the applicable cessation dates and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. There is no assurance that LIBOR will continue to be accepted or used by the markets generally or by any issuers, investors, or counterparties at any time, even if LIBOR continues to be available. We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Certain of our advances, investment securities and derivatives are indexed to LIBOR, and we continue to assess legacy contracts across products and monitor risks to determine the effect of LIBOR discontinuance. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we have developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We worked with the other FHLBanks and the Office of Finance to transition our floating-rate note issuance from LIBOR. In addition, we offer a SOFR-based advance. We are updating our operational processes and models to support new alternative reference rate activity. For further details see the following Risk Factors in our 2020 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in — Financial Condition - Transition from LIBOR to Alternative Reference Rates and Legislative and Regulatory Developments.

ECONOMIC CONDITIONS

Economic Environment

The economy continues to recover from a severe contraction driven by pandemic-related restrictions on business activity in the second quarter of 2020. After spiking at 14.7 percent in April 2020, the unemployment rate has fallen by more than half and stood at 6.1 percent in April 2021. The labor market has seen gains of 536,000, 770,000, and 266,000 jobs in February, March, and April 2021, respectively. The unemployment rate for the New England region stood at 6.4 percent in March 2021, with the highest unemployment rate within the region at 8.3 percent in Maine and the lowest unemployment rate in Vermont at 2.9 percent.

Real gross domestic product (GDP) increased by 6.9 percent in the first quarter of 2021 reflecting the continued economic recovery, reopening of establishments, and continued government response related to the pandemic. The increase in real GDP was driven by consumer expenditures, business investment, and federal government spending.

The housing market remained strong in 2020. The FHFA reported that housing prices rose 10.9 percent nation-wide from the fourth quarter of 2019 to the fourth quarter of 2020. The FHFA also reported that in February 2021, home prices continue to appreciate, with a 12.2% year-over-year increase in home prices nation-wide. The year-over-year increase in February 2021 in the New England census region was 14.0 percent.

Interest-Rate Environment

On April 28, 2021 the FOMC maintained the target range for the federal funds rate at between 0 and 25 basis points. The FOMC stated that it would maintain this range until the labor market has reached levels consistent with maximum employment and inflation is on track to moderately exceed the FOMC’s long-term target of 2.0 percent. The FOMC further stated that it would continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency mortgage-backed securities by at least $40 billion per month until substantial further progress towards the employment and price stability goals has been achieved.

The ongoing vaccination efforts, the gradual removal of restrictions on business activity, and the passing of the American Rescue Plan Act of 2021 providing $1.9 trillion in further economic relief have increased expectations that the economy will expand substantially in 2021. Long-term interest rates rose substantially in the first quarter of 2021 reflecting these expectations, and the yield curve steepened.

Table 1 - Key Interest Rates(1)

	Three Month Average		Ending Rate
	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020
SOFR	0.04%	1.23%	0.01%	0.07%
Federal funds effective rate	0.08%	1.23%	0.06%	0.09%
3-month LIBOR	0.20%	1.53%	0.19%	0.24%
3-month U.S. Treasury yield	0.04%	1.09%	0.02%	0.06%
2-year U.S. Treasury yield	0.13%	1.10%	0.16%	0.12%
5-year U.S. Treasury yield	0.61%	1.16%	0.94%	0.36%
10-year U.S. Treasury yield	1.32%	1.38%	1.74%	0.91%
________________
(1) Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for March 31, 2021, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Statement of Condition
Total assets	$36,676,723	$38,461,035	$45,025,341	$46,161,388	$68,900,865
Investments, net(1)	15,474,566	13,341,538	13,345,453	16,286,588	18,072,153
Advances	16,798,082	18,817,002	26,961,561	24,827,781	45,076,223
Mortgage loans held for portfolio, net(2)	3,726,343	3,930,252	4,160,091	4,411,053	4,528,474
Deposits and other borrowings	1,088,187	1,088,987	1,227,702	1,191,229	859,816
Consolidated obligations:
Bonds	22,704,460	21,471,590	23,970,889	24,563,087	24,576,586
Discount notes	9,927,167	12,878,310	16,511,187	17,308,802	39,692,253
Total consolidated obligations	32,631,627	34,349,900	40,482,076	41,871,889	64,268,839
Mandatorily redeemable capital stock	6,164	6,282	6,135	6,135	6,112
Class B capital stock outstanding-putable(3)	1,181,665	1,267,172	1,594,859	1,518,515	2,266,329
Unrestricted retained earnings	1,145,756	1,130,222	1,121,875	1,097,875	1,116,001
Restricted retained earnings	368,420	368,420	368,420	357,709	357,148
Total retained earnings	1,514,176	1,498,642	1,490,295	1,455,584	1,473,149
Accumulated other comprehensive income (loss)	21,223	16,139	(24,067)	(128,471)	(248,237)
Total capital	2,717,064	2,781,953	3,061,087	2,845,628	3,491,241
Results of Operations
Net interest income after provision for credit losses	$61,484	$61,826	$62,261	$39,444	$31,035
Litigation settlements	—	25,998	—	98	—
Other (loss) income, net	(15,763)	(24,601)	18,110	(16,275)	37,597
Other expense	22,513	38,512	20,858	20,146	22,341
AHP assessments	2,323	2,474	5,957	319	4,636
Net income	$20,885	$22,237	$53,556	$2,802	$41,655
Other Information
Dividends declared	$5,351	$13,890	$18,845	$24,094	$24,130
Dividend payout ratio	25.62%	62.46%	35.19%	859.89%	57.93%
Weighted-average dividend rate(4)	1.59	3.76	4.12	5.06	5.46
Return on average equity(5)	3.09	3.14	7.39	0.36	5.15
Return on average assets	0.23	0.22	0.50	0.02	0.27
Net interest margin(6)	0.68	0.60	0.54	0.31	0.20
Average equity to average assets	7.46	7.09	6.72	5.59	5.27
Total regulatory capital ratio(7)	7.37	7.21	6.87	6.46	5.44
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold. The allowance for credit losses relating to private label MBS amounted to $124 thousand, $5.6 million, and $3.8 million as of September 30, 2020, June 30, 2020 and March 31, 2020, respectively.
(2)The allowance for credit losses for mortgage loans amounted to $1.9 million as of March 31, 2021, $3.1 million as of December 31, 2020, $4.6 million as of September 30, 2020, $4.6 million as of June 30, 2020, and $3.5 million as of March 31, 2020, respectively.
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

RESULTS OF OPERATIONS

Net income decreased to $20.9 million for the three months ended March 31, 2021, from $41.7 million for the three months ended March 31, 2020. The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

The $30.4 million increase in net interest income after provision for credit losses was driven by the substantial net interest margin and net interest rate spread expansion from first quarter 2020 to first quarter 2021 as further discussed in Executive Summary — Net Interest Margin and Net Interest Spread, and a $975.9 million increase in the average balance of U.S. Treasury obligations held as investment securities, partially offset by reductions to net interest income resulting from a $17.3 billion decrease in the average balance of advances, a $1.9 billion decrease in the average balance of mortgage-backed securities, and a $686.5 million decrease in the average balance of mortgage loans. For additional information see — Rate and Volume Analysis.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$17,639,366	$57,285	1.32%	$34,962,157	$169,497	1.95%
Interest-bearing deposits	570,137	84	0.06	1,441,240	4,969	1.39
Securities purchased under agreements to resell	711,111	124	0.07	4,233,538	14,361	1.36
Federal funds sold	3,175,955	614	0.08	5,054,890	16,717	1.33
Investment securities(2)	10,050,564	41,070	1.66	11,006,371	40,079	1.46
Mortgage loans (2)(3)	3,833,903	25,137	2.66	4,520,430	36,846	3.28
Other earning assets	—	—	—	16,484	47	1.15
Total interest-earning assets	35,981,036	124,314	1.40	61,235,110	282,516	1.86
Other non-interest-earning assets	318,402			255,492
Fair-value adjustments on investment securities	476,354			242,602
Total assets	$36,775,792	$124,314	1.37%	$61,733,204	$282,516	1.84%
Liabilities and capital
Consolidated obligations
Discount notes	$11,298,752	$2,402	0.09%	$33,198,794	$127,482	1.54%
Bonds	21,397,106	61,601	1.17	24,252,319	123,547	2.05
Deposits	1,007,792	25	0.01	725,485	838	0.46
Mandatorily redeemable capital stock	6,241	24	1.56	5,920	74	5.03
Other borrowings	111	4	14.61	54,396	224	1.66
Total interest-bearing liabilities	33,710,002	64,056	0.77	58,236,914	252,165	1.74
Other non-interest-bearing liabilities	320,949			244,727
Total capital	2,744,841			3,251,563
Total liabilities and capital	$36,775,792	$64,056	0.71%	$61,733,204	$252,165	1.64%
Net interest income		$60,258			$30,351
Net interest spread			0.63%			0.12%
Net interest margin			0.68%			0.20%
_________________________
(1)    Yields are annualized
(2)    The average balances are reflected at amortized cost.
(3)    Non-accrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three months ended March 31, 2021 and 2020. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended March 31, 2021 vs. 2020
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(67,344)	$(44,868)	$(112,212)
Interest-bearing deposits	(1,891)	(2,994)	(4,885)
Securities purchased under agreements to resell	(6,652)	(7,585)	(14,237)
Federal funds sold	(4,558)	(11,545)	(16,103)
Investment securities	(3,657)	4,648	991
Mortgage loans	(5,117)	(6,592)	(11,709)
Other earning assets	(24)	(23)	(47)
Total interest income	(89,243)	(68,959)	(158,202)
Interest expense
Consolidated obligations
Discount notes	(51,431)	(73,649)	(125,080)
Bonds	(13,198)	(48,748)	(61,946)
Deposits	235	(1,048)	(813)
Mandatorily redeemable capital stock	4	(54)	(50)
Other borrowings	(421)	201	(220)
Total interest expense	(64,811)	(123,298)	(188,109)
Change in net interest income	$(24,432)	$54,339	$29,907

Average Balance of Advances Outstanding

The average balance of total advances decreased $17.3 billion, or 49.5 percent, for the quarter ended March 31, 2021, compared with the same period in 2020. We believe it is likely that advances balances will remain for some time at a level that is significantly lower than that of the past several years, and could decline further.

For the three months ended March 31, 2021 and 2020, net prepayment fees on advances were $7.7 million and $838 thousand, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances in the 2020 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $6.3 billion, or 58.5 percent, for the quarter ended March 31, 2021, compared with the same period in 2020, as liquidity needs were sharply lower in the first three months of 2021 as compared to the first three months of 2020 amid much lower advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the sharp decrease in the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold decreased from 1.33 percent during the three months ended March 31, 2020 to 0.08 percent during the three months ended March 31, 2021, while average yields on securities purchased under agreements to resell decreased from 1.36 percent for the three months ended March 31, 2020 to 0.07 percent for the three months ended March 31, 2021.

Average investment-securities balances decreased $1.0 billion, or 8.7 percent for the three months ended March 31, 2021, compared with the same period in 2020, a decrease consisting primarily of a $1.9 billion decline in MBS offset by a $975.9 million increase in U.S. Treasury obligations.

Average Balance of COs

Average CO balances decreased $24.8 billion, or 43.1 percent, for the three months ended March 31, 2021, compared with the same period in 2020, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This overall decrease consisted of declines of $21.9 billion in CO discount notes and $2.9 billion in CO bonds.

The average balance of CO discount notes represented approximately 34.6 percent of total average COs during the three months ended March 31, 2021, compared with 57.8 percent of total average COs during the three months ended March 31, 2020. The average balance of CO bonds represented 65.4 percent and 42.2 percent of total average COs outstanding during the three months ended March 31, 2021 and 2020, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended March 31, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(699)	$—	$(481)	$(645)	$—	$(1,825)
Gains on designated fair-value hedges	1,018	7,613	—	233	—	8,864
Net interest settlements on derivatives(2)	(15,825)	(21,937)	—	7,470	—	(30,292)
Total net interest income	(15,506)	(14,324)	(481)	7,058	—	(23,253)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	6	—	—	(19)	(148)	(161)
CO Bond firm commitment	—	—	—	19	—	19
Mortgage delivery commitments	—	—	(686)	—	—	(686)
Net gains (losses) on derivatives and hedging activities	6	—	(686)	—	(148)	(828)

Total net effect of derivatives and hedging activities	$(15,500)	$(14,324)	$(1,167)	$7,058	$(148)	$(24,081)

	For the Three Months Ended March 31, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(337)	$—	$(276)	$(888)	$—	$(1,501)
Losses on designated fair-value hedges	(2,487)	(8,941)	—	(500)	—	(11,928)
Net interest settlements included in net interest income (2)	(2,625)	(9,098)	—	2,956	—	(8,767)
Total net interest income	(5,449)	(18,039)	(276)	1,568	—	(22,196)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(204)	—	—	—	—	(204)
Mortgage delivery commitments	—	—	(62)	—	—	(62)
Net losses on derivatives and hedging activities	(204)	—	(62)	—	—	(266)

Total net effect of derivatives and hedging activities	$(5,653)	$(18,039)	$(338)	$1,568	$—	$(22,462)
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

Economically Hedged Trading Securities

We maintain a portfolio of economically hedged trading securities consisting of U.S Treasury obligations, which totaled $3.1 billion at March 31, 2021. Because these securities are not designated in qualifying fair-value hedge relationships, the income statement impacts of the economic hedge relationships appear within multiple line items of our income statement. Table 6 presents the net impact to our earnings arising from these economically hedged trading securities.

Table 6 - Economically Hedged Trading Securities (1)
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Interest income
Net interest settlements on trading securities	$17,216	$17,458

Net unrealized (losses) gains on trading securities	(14,861)	46,473

Net gains (losses) on derivatives and hedging activities
Net interest settlements on derivatives	(7,150)	(2,278)
Change in fair value of derivatives	7,125	(50,087)
Price alignment interest (2)	5	73
Total net impact of economically hedged trading securities	$2,335	$11,639
_____________________
(1)    Includes only trading securities that are economically hedged with an associated derivative.
(2)    Represents the amount for derivatives for which variation margin, or payments made for the changes in the market value of the transaction, is characterized as a daily settlement amount.

FINANCIAL CONDITION

Advances

At March 31, 2021, the advances portfolio totaled $16.8 billion, a decrease of $2.0 billion compared with $18.8 billion at December 31, 2020. The demand for advances experienced further reduction during the quarter, as member deposit levels continued to be elevated.

Table 7 - Advances Outstanding by Product Type
(dollars in thousands)

	March 31, 2021		December 31, 2020
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$9,352,329	55.9%	$9,839,714	52.6%
Short-term	2,835,428	16.9	4,180,412	22.3
Putable	1,829,925	10.9	1,874,925	10.0
Amortizing	618,499	3.7	667,506	3.6
Overnight	46,050	0.3	170,045	0.9
All other fixed-rate advances	10,000	0.1	10,000	0.1
	14,692,231	87.8	16,742,602	89.5

Variable-rate advances
Simple variable (1)	2,023,175	12.1	1,906,575	10.2
All other variable-rate indexed advances	19,579	0.1	55,335	0.3
	2,042,754	12.2	1,961,910	10.5
Total par value	$16,734,985	100.0%	$18,704,512	100.0%
_____________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Notes to the Financial Statements — Note 4 — Advances for disclosures relating to redemption terms of the advances portfolio.

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

Table 8 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of March 31, 2021
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	214	$11,672,809	$92,378,592	791.4%
Category-2	13	351,652	817,852	232.6
Category-3	16	358,901	592,968	165.2
Insurance companies	23	4,351,623	5,687,468	130.7
Total	266	$16,734,985	$99,476,880	594.4%

The method by which a borrower pledges collateral depends upon the type of borrower (depository vs. non-depository), the category to which the borrower is assigned, and the type of collateral that the borrower pledges. Moreover, borrowers in Category-1 are eligible to specifically list and identify single-family owner-occupied residential mortgage loans at a lower discount than is allowed if the collateral is not specifically listed and identified.

The Bank may adjust the credit status category of a member from time to time based on the financial reviews and other circumstances of the member.

We have not recorded any allowance for credit losses on advances at March 31, 2021, and December 31, 2020, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 4 — Advances.

Table 9 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	March 31, 2021
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$2,100,000	12.5%	1.81%
Voya Retirement Insurance and Annuity Company	875,000	5.2	0.47
Salem Five Cents Savings Bank	595,418	3.6	0.23
People's United Bank, National Association	569,936	3.4	0.35
East Boston Savings Bank	560,625	3.4	2.44
Total of top five advance-borrowing institutions	$4,700,979	28.1%

	December 31, 2020
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,680,000	9.0%	1.90%
Voya Retirement Insurance and Annuity Company	795,000	4.3	0.53
Metropolitan Property & Casualty Insurance Company	700,000	3.7	0.38
Salem Five Cents Savings Bank	620,316	3.3	0.30
East Boston Savings Bank	610,625	3.3	2.33
Total of top five advance-borrowing institutions	$4,405,941	23.6%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2021, investment securities and short-term money-market instruments totaled $15.5 billion, an increase from $13.3 billion at December 31, 2020.

Short-term money-market investments decreased $348.0 million to $3.0 billion at March 31, 2021, compared with December 31, 2020. The decrease was attributable to a $1.0 billion decrease in federal funds sold and a $56.0 million decrease in interest bearing deposits offset by a $750.0 million increase in securities purchased under agreements to resell.

Investment securities increased $2.5 billion to $12.5 billion at March 31, 2021, compared with December 31, 2020. This was attributable to increases of $2.4 billion in U.S. Treasury obligations and $159.9 million in MBS.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning one year and under to maturity and currently only consisting of overnight risk) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions that must be internally rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. All of these placements currently either expire within one day or are payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2020 Annual Report for additional information.

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

Table 10 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of March 31, 2021
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$243,000	$—	$—	$—
Securities purchased under agreements to resell	—	—	1,500,000	—	—	—
Federal funds sold	—	—	1,218,000	—	—	—
Total money-market instruments	—	150	2,961,000	—	—	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,980,273	—	—	—	—
Corporate bonds	—	—	—	—	—	5,410
U.S. government-owned corporations	—	297,690	—	—	—	—
GSE	—	124,887	—	—	—	—
Supranational institutions	416,789	—	—	—	—	—
HFA securities	45,454	41,706	4,222	16,526	—	—
Total non-MBS	462,243	6,444,556	4,222	16,526	—	5,410

MBS:
U.S. government guaranteed - single-family	—	34,753	—	—	—	—
U.S. government guaranteed - multifamily	—	18,233	—	—	—	—
GSE – single-family	—	1,421,469	—	—	—	—
GSE – multifamily	—	4,106,004	—	—	—	—
Total MBS	—	5,580,459	—	—	—	—

Total investment securities	462,243	12,025,015	4,222	16,526	—	5,410

Total investments	$462,243	$12,025,165	$2,965,222	$16,526	$—	$5,410
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2021. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, we may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties based on a percentage of regulatory capital and an internal credit rating determined by each FHLBank. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2020 Annual Report for additional information. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating.

Table 11 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	March 31, 2021	December 31, 2020
Interest bearing deposits	$243,150	$299,149
Federal funds sold	1,218,000	2,260,000
Supranational institutions	416,789	430,069
U.S. government-owned corporations	297,690	322,061
GSEs	124,887	134,992

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2020 Annual Report.

As of March 31, 2021, our mortgage loan investment portfolio totaled $3.7 billion, a decrease of $203.9 million from December 31, 2020. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. In addition, prepayment activity in the three months ended March 31, 2021, has been elevated and has outpaced our purchases of mortgage loans, a trend we expect to continue through 2021. For additional information, see Legislative and Regulatory Developments.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2020 Annual Report. For information on the credit performance of our mortgage loan portfolio as of March 31, 2021, see Item I — Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 12.

Table 12 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2021	December 31, 2020
Massachusetts	62%	62%
Maine	10	10
Connecticut	8	8
All others	20	20
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 13 - Delinquent Mortgage Loans
(dollars in thousands)

	March 31, 2021	December 31, 2020
Total par value of government loans past due 90 days or more and still accruing interest	$2,268	$5,472
Nonaccrual loans, par value	55,494	74,348
Troubled debt restructurings (not included above)	6,393	6,095

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of March 31, 2021, we were the beneficiary of PMI coverage of $98.5 million on $377.1 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $315.3 million and $161.2 million as of March 31, 2021, and December 31, 2020, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $33.9 million and $24.1 million as of March 31, 2021, and December 31, 2020, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2021, and December 31, 2020. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 14 - Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			March 31, 2021		December 31, 2020
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,506,010	$(9,493)	$4,532,123	$(21,870)
	Swaps	Economic	649,800	(38,114)	670,300	(44,466)
Total associated with advances			5,155,810	(47,607)	5,202,423	(66,336)
Available-for-sale securities	Swaps	Fair value	7,329,864	48,551	3,735,362	33,751
Trading securities	Swaps	Economic	3,100,000	13,897	3,550,000	19,669
COs	Swaps	Fair value	5,817,665	(74,861)	1,692,990	(3,443)
	Swaps	Economic	25,000	(19)	—	—
	Forward starting swaps	Cash Flow	637,000	197	17,000	(14)
Total associated with COs			6,479,665	(74,683)	1,709,990	(3,457)
Balance Sheet	Swaps	Economic	—	—	1,316,522	29
Total			22,065,339	(59,842)	15,514,297	(16,344)
CO bond firm commitments			25,000	19	—	—
Mortgage delivery commitments			19,685	(113)	28,386	220
Total derivatives			$22,110,024	(59,936)	$15,542,683	(16,124)
Accrued interest				(64,713)		(62,464)
Cash collateral, including related accrued interest				406,025		215,764
Net derivatives				$281,376		$137,176

Derivative asset				$315,255		$161,238
Derivative liability				(33,879)		(24,062)
Net derivatives				$281,376		$137,176
 _______________________
(1)    As of March 31, 2021, and December 31, 2020, embedded derivatives separated from certain advance contracts with notional amounts of $649.8 million and $670.3 million, respectively, and fair values of $38.1 million and $44.5 million, respectively, are not included in the table.
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

Tables 15 and 16 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $10.3 billion, representing 46.7 percent of all derivatives outstanding as of March 31, 2021. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 15 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity
(dollars in thousands)

	As of March 31, 2021
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Benchmark Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,389,065	$(8,939)	$1,389,065	$8,899	1.68%	0.13%	1.25%	0.56%
Due after one year through two years	710,110	(13,089)	710,110	13,003	1.87	0.13	1.43	0.57
Due after two years through three years	211,300	(6,901)	211,300	6,843	2.20	0.15	1.75	0.60
Due after three years through four years	1,205,425	(22,932)	1,205,425	22,739	1.59	0.07	0.90	0.76
Due after four years through five years	249,000	663	249,000	(639)	1.17	0.12	0.59	0.70
Thereafter	741,110	937	741,110	(839)	1.68	0.08	1.07	0.69
Total	$4,506,010	$(50,261)	$4,506,010	$50,006	1.68%	0.11%	1.14%	0.65%
_______________________
(1)    Not included in the fair value is $40.8 million of variation margin, or payments made for changes in the market value of the derivatives position, paid or received for daily settled contracts.
(2)    Included in the advances hedged amount are $1.2 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.
(3)    The benchmark fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2021.

Table 16 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity
(dollars in thousands)

	As of March 31, 2021
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Benchmark Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$457,445	$4,466	$457,445	$(4,424)	1.92%	1.89%	0.08%	0.11%
Due after one year through two years	307,220	4,924	307,220	(4,916)	1.32	1.26	0.12	0.18
Due after two years through three years	130,000	(197)	130,000	198	0.31	0.31	0.01	0.01
Due after three years through four years	731,000	(671)	731,000	672	0.72	0.72	0.02	0.02
Due after four years through five years	1,992,000	(22,454)	1,992,000	22,450	0.62	0.60	0.02	0.04
Thereafter	2,200,000	(69,216)	2,200,000	68,262	1.25	1.05	0.03	0.23
Total	$5,817,665	$(83,148)	$5,817,665	$82,242	1.00%	0.91%	0.03%	0.12%
_______________________
(1)    Not included in the fair value is $8.3 million of variation margin, or payments made for changes in the market value of the derivatives position, paid or received for daily settled contracts.
(2)    Included in the CO bonds hedged amount are $4.7 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.
(3)    The benchmark fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2021.

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

Table 17 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of March 31, 2021
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Interest-rate swaps
Cleared derivatives	$15,257,314	$8,012	$306,786	$—	$314,798

Liability positions with credit exposure:
Interest-rate swaps
Uncleared derivatives - Single-A	1,763,800	(38,465)	17,231	21,678	444
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	17,021,114	(30,453)	324,017	21,678	315,242

CO bond firm commitments	25,000	19	—		19
Mortgage delivery commitments (2)	19,685	28	—	—	28
Total	$17,065,799	$(30,406)	$324,017	$21,678	$315,289

Derivative positions without credit exposure: (3)
Single-A	$5,034,225
Triple-B	10,000
Total derivative positions without credit exposure	$5,044,225
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

For information on our approach to the credit risks arising from our use of derivatives, see Part II — Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2020 Annual Report.

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

The Bank has participated in the FHLBank System’s issuances of SOFR-indexed COs as our funding needs require since the FHLBank System began issuing such COs in November 2018. Market activity in SOFR-indexed financial instruments continues to increase. During the quarter ended March 31, 2021, we issued $1.0 billion in SOFR-indexed COs. In October 2019, the Bank began to offer a SOFR-based advance. During the quarter ended March 31, 2021, we issued $1.6 billion in SOFR-indexed advances.

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

On November 30, 2020, the Federal Reserve, the Office of the Comptroller of the Currency (OCC), and the Federal Deposit Insurance Corporation (FDIC) issued a joint statement encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and no later than December 31, 2021. On March 5, 2021, the FCA announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation dates and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial Conduct Authority’s announcement on March 5, 2021 constitutes an index cessation event under the ISDA 2020 IBOR Fallbacks Protocol and IBOR Fallbacks Supplement, and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement. See Legislative and Regulatory Developments for additional information on the ISDA 2020 IBOR Fallbacks Protocol and FCA announcement.

We have exposures to advances, investment securities and derivatives with interest rates indexed to U.S. dollar LIBOR. All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023. Table 18 presents our exposure to LIBOR-indexed advances, investment securities, and LIBOR-indexed derivatives, at March 31, 2021.

Table 18 - Financial Instruments and Interest-Rate Swaps with LIBOR Exposure at March 31, 2021
(dollars in thousands)

	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates in 2023, through June 30	Due/Terminates after June 30, 2023	Total
Assets with LIBOR exposure
Advances, par amount by redemption term(1)	$15,600	$—	$—	$—	$15,600
Investment securities, par amount by contractual maturity
Non-MBS	—	—	3,913	48,365	52,278
MBS(2)	—	13	—	948,825	948,838
Total investment securities	—	13	3,913	997,190	1,001,116
Total financial instruments	$15,600	$13	$3,913	$997,190	$1,016,716

LIBOR-indexed interest-rate swaps, notional amount
Receive leg
Cleared	$562,290	$70,625	$15,000	$42,750	$690,665
Uncleared	94,100	221,000	546,600	435,900	1,297,600
Total interest-rate swaps, receive leg	$656,390	$291,625	$561,600	$478,650	$1,988,265

Pay leg
Cleared	$177,445	$137,220	$—	$—	$314,665
Uncleared	175,000	—	—	—	175,000
Total interest-rate swaps, pay leg	$352,445	$137,220	$—	$—	$489,665
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

The following table presents our variable rate advances, investment securities, and CO bonds by interest-rate index at March 31, 2021.

Table 19 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$15,600	$52,278	$948,838	$—
SOFR	732,000	—	18,525	7,077,000
FHLBank discount note auction rate	1,295,154	—	—	—
Constant Maturity Treasury	—	—	55,503	—
Other	—	—	122	—
Total	$2,042,754	$52,278	$1,022,988	$7,077,000

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Part I — Item 1 — Business — Consolidated Obligations of the 2020 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

During the quarter ended March 31, 2021, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. As we entered March 2020, markets were disrupted by uncertainty surrounding the COVID-19 pandemic, spurring two FOMC actions to reduce the federal funds target rate by a total of 150 basis points. Our short-term funding was generally driven by increased member demand for advances and was achieved primarily through the issuance of discount notes and short-term CO bonds. We maintained liquidity through short-term investments in compliance with guidance from the FHFA. Maintaining liquidity on our balance sheet, however, can expose us to additional interest-rate risk, which could reduce net interest income when interest rates decline, as was the case during the quarter ended March 31, 2020.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the

FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the quarter ended March 31, 2021.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the quarter ended March 31, 2021.

Table 20 - Projected Net Cash Flow
(dollars in thousands)

As of March 31, 2021
21 Days
Uses of funds
Interest payable	$12,833
Maturing liabilities	4,302,341
Committed asset settlements	45,000
Capital outflow	83,691
MPF delivery commitments	19,685
Gross uses of funds	4,463,550

Sources of funds
Interest receivable	36,898
Maturing or projected amortization of assets	4,997,102
Committed liability settlements	859,963
Cash and due from banks and interest bearing deposits	450,044
Other	11,118
Gross sources of funds	6,355,125

Projected net cash flow	$1,891,575

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

We were in compliance with these additional liquidity requirements at all times during the quarter ended March 31, 2021.

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

Table 21 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average March 31, 2021	Three-Month Average December 31, 2020
3-month Funding Gap	15%	13%	4.02%	(0.9)%
1-year Funding Gap	30%	25%	8.79%	9.8%
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

Debt Financing — Consolidated Obligations

At March 31, 2021, and December 31, 2020, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $32.6 billion and $34.3 billion, respectively. CO bonds outstanding for which we are primarily liable at March 31, 2021, and December 31, 2020, include issued callable bonds totaling $5.4 billion and $1.7 billion, respectively.

CO discount notes comprised 30.4 percent and 37.5 percent of the outstanding COs for which we are primarily liable at March 31, 2021, and December 31, 2020, respectively, but accounted for 94.4 percent and 93.1 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2021 and 2020, respectively.

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

The Federal Reserve’s recent signaling that low interest rates would last for an extended period and its continued repurchase agreement offerings, purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, as well as the previous establishment of liquidity facilities, are potentially important factors that could continue to shape investor demand for debt, including COs. Moreover, expected increases in U.S. Treasury security issuance in response to higher fiscal deficits following fiscal stimulus programs underlying the CARES Act, American Rescue Plan Act, and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at March 31, 2021, was $2.7 billion compared with $2.8 billion at year-end 2020.

Capital stock decreased by $85.5 million during the three months ended March 31, 2021, resulting from capital stock repurchases of $125.3 million offset by the issuance of $39.8 million of capital stock.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2021, as discussed in Item 1 — Notes to the Financial Statements — Note 10 — Capital.

Subject to applicable law, following the expiry of the stock redemption period (which is five years for Class B stock), we redeem capital stock for any member that requests redemption of its excess stock, gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership, provided that in so doing, we remain in compliance with all regulatory minimum capital requirements and the member remains in compliance with all applicable minimum stock investment requirements. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. For additional information on the redemption of our capital stock, see Part 1— Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock in the 2020 Annual Report.

Table 22 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	March 31, 2021	December 31, 2020
Past redemption date (1)	$5,450	$5,558
Due in one year or less	—	—
Due after one year through two years	113	93
Due after two years through three years	10	40
Due after three years through four years	435	—
Due after four years through five years	156	581
Thereafter (2)	—	10
Total	$6,164	$6,282
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.
(2)    The December 31, 2020 amount represents reclassifications to mandatorily redeemable capital stock resulting from an FHFA rule effective February 19, 2016, that makes captive insurance companies ineligible for membership. Captive insurance company members that were admitted as members prior to September 12, 2014, had their memberships terminated on February 19, 2021.

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 24, 2021, the Director of the FHFA notified us that, based on December 31, 2020 financial information, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2021, this internal minimum capital requirement equaled $2.0 billion, which was satisfied by our actual regulatory capital of $2.7 billion.

Minimum Retained Earnings Target

At March 31, 2021, we had total retained earnings of $1.5 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

For information on limitations on dividends, including limitations when we are under our minimum retained earnings target, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2020 Annual Report.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2020 Annual Report.

Table 23 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2021	$436,160	$667,957	$1,104,137	$1,187,828	$83,691
December 31, 2020	420,238	762,379	1,182,638	1,273,454	90,816
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

As discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2020 Annual Report, we currently conduct daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We initiated daily repurchases of excess capital stock in 2017, in order to facilitate our ability to maintain a prudent level of capitalization and an efficient capital structure, while providing for an equitable allocation of excess stock ownership among members, On April 29, 2021, we announced that beginning with daily excess stock repurchases on May 18, 2021, the calculation of daily stock repurchases will change such that we will conduct daily repurchases of excess stock from any shareholder whose excess stock exceeds the lesser of $3 million or 3 percent of the shareholder’s total stock investment requirement, subject to the minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to make adjustments to our excess stock repurchase practices subject to notice requirements defined in our Capital Plan, or to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

Restricted Retained Earnings

At March 31, 2021, our restricted retained earnings amount was $368.4 million, which exceeds the required contribution to the restricted retained earnings account of $326.6 million. Accordingly, no allocation of net income was made to restricted retained earnings in the first quarter of 2021 and no further allocations of net income into restricted retained earnings are required until such time as the contribution requirement exceeds the balance of restricted retained earnings.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•    commitments that obligate us for additional advances;
 •    standby letters of credit;
 •    commitments for unused lines-of-credit advances; and
 •    unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Commitments and Contingencies in the 2020 Annual Report.

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

We have identified three accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, and accounting for deferred premiums and discounts on prepayable assets. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2020 Annual Report.

As of March 31, 2021, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

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

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the OCC, the Federal Reserve Board (Federal Reserve), the FDIC, the Farm Credit Administration, and the FHFA (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments, notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps of between $8 billion and $50 billion; and (3) clarifies that initial margin (IM) trading documentation does not need to be executed prior to the parties becoming obligated to exchange IM.

On the same date, the Prudential Banking Regulators published an interim final rule, effective September 1, 2020, extending the IM compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the Commodity Futures Trading Commission (CFTC) published a final rule extending the IM compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) by requiring covered entities to use a revised AANA calculation starting on September 1, 2022. The amendments, among other things, require entities subject to the CFTC’s jurisdiction (including non-prudentially regulated swap dealers and their counterparties) to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous requirement which required the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. These amendments align with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for IM and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000.

We may be subject to initial margin requirements for uncleared swaps beginning on September 1, 2022, or on some later compliance date. We do not expect these rules to have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends its brokered deposits regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated that the amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations and they establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. The amendments to the FDIC’s brokered deposit regulations, among other things, clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The rule amendments are expected to have the effect of narrowing the definition of a deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering.

This rule may have an effect on member demand for certain advances, but we cannot predict the extent of the impact. We do not expect this rule to materially affect our financial condition or results of operations.

United States Department of Treasury (Treasury) and Federal National Mortgage Association (Fannie Mae) Preferred Stock Purchase Agreement Amendment. On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement (PSPA), which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the PSPA, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the recent PSPA amendment, effective January 1, 2022, the FHFA (acting as conservator for Fannie Mae) and Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program-wide in 2020, the PSPA amendment would significantly curtail MPF Xtra cash window sales. Although this may negatively impact the volume of loans sold through the MPF Program unless a solution is developed, we do not currently expect it to have a material effect on our financial condition or results of operations.

LIBOR Transition

FHFA Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued a supervisory letter (LIBOR Supervisory Letter) to the FHLBanks and the Office of Finance to help ensure that the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBanks. The LIBOR Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the LIBOR Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives. Prior to the issuance of the Supervisory Letter, we had ceased purchasing investments that reference LIBOR and mature after December 31, 2021, and we had suspended entering into LIBOR-indexed derivatives that terminate after December 31, 2021. Also, early in 2019, we had limited the maturities of certain advances that are linked to LIBOR to December 31, 2021. See Financial Condition – Transition from LIBOR to Alternative Reference Rates for additional information.

As a result of the market volatility experienced during 2020 due in part to the COVID-19 pandemic, the FHFA extended the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the Finance Agency extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020, to September 30, 2020. Given our prior voluntary cessation of LIBOR activity, these extended deadlines did not impact us.

We do not expect the LIBOR Supervisory Letter and the related subsequent guidance to have a material impact on our financial condition and results of operations, but we may experience lower overall demand or increased costs for our advances, which in turn may negatively impact the future composition of our balance sheet, capital stock levels, core mission asset ratio, net income and dividend.

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

On October 21, 2020, the Finance Agency issued a supervisory letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

We adhered to the Protocol on October 21, 2020, and all of our counterparties with which we had outstanding transactions adhered to the Protocol. We do not expect the Protocol to have a material impact on our financial condition or results of operations.

Financial Conduct Authority announcement. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. On March 5, 2021, the Financial Conduct Authority further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the Financial Conduct Authority does not expect LIBOR to become non-representative before the applicable cessation dates and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial

Conduct Authority’s announcement constitutes an index cessation event under the Protocol and Supplement, and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement.

We do not expect this announcement to have a material effect on our financial condition or results of operations. For a discussion of the potential impact of the LIBOR transition, refer to Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary and Item 1A — Risk Factors in the 2020 Annual Report.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

FHFA Supervisory Letter – Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On April 23, 2020, the FHFA issued a supervisory letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities,” given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

On December 27, 2020, the President signed into law an extension of the PPP until March 31, 2021. While the PPP Supervisory Letter from the FHFA allowing FHLBanks to accept PPP loans as collateral remains in effect, we have not accepted PPP loans as collateral.

CARES Act. To address the COVID-19 pandemic and its economic impact, since March 2020 Congress passed a number of laws making available several trillion dollars in economic relief and resources. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act was in addition to previous relief legislation passed by Congress in March 2020. The legislation provided, among other things, the following:

•Assistance to businesses, states, and municipalities
•A loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.
•The Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.
•Direct payments to eligible taxpayers and their families.
•Expansion of eligibility for unemployment insurance and payment amounts.
•Mortgage forbearance provisions and a foreclosure moratorium.

American Rescue Plan Act of 2021. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which provided an additional $1.9 trillion for COVID-19 pandemic relief. Among other appropriations, the legislation allocated $7.25 billion in additional funds to support the PPP loan program. Also, as part of the legislation, eligibility for PPP was expanded to include certain nonprofits and digital news services. Since the legislation did not expand the PPP application deadline beyond March 31, 2021, the PPP Extension Act of 2021 was signed into law on March 30, 2021, which extended the application deadline to May 31, 2021.

Federal Reserve Board Extends Paycheck Protection Program Liquidity Facility. On March 8, 2021, the Federal Reserve Board issued a press release announcing it will extend the Paycheck Protection Program Liquidity Facility (“PPPLF”), which was set to expire on March 31, 2021 to June 30, 2021. The Commercial Paper Funding Facility, Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility expired on March 31, 2021 since such facilities had not received significant usage. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions.

FHFA Extension of Loan Origination Flexibilities. On March 31, 2020, the FHFA announced authorization of loan processing flexibilities for Fannie Mae and Freddie Mac customers. Origination flexibilities included allowing desktop appraisals on new construction loans; allowing flexibility on demonstrating construction has been completed; allowing flexibility for borrowers to provide certain documentation; and expanding the use of power of attorney and remote online notarizations. On March 11, 2021, the FHFA extended previously authorized COVID-related loan flexibilities to April 30, 2021; all such flexibilities were set to expire on March 31, 2021. The flexibilities extended to April 30, 2021 include alternative appraisals on purchase and rate term refinance loans; alternative methods for documenting income and verifying employment before loan closing; and

expanding the use of power of attorney to assist with loan closings. On April 21, 2021, the FHFA announced that some temporary loan origination flexibilities have been extended until May 31, 2021, which includes flexibilities for alternative appraisals on purchase and rate-term refinance loans. Temporary flexibilities related to employment verification, condominium project reviews, and expanded power of attorney were allowed to expire on April 30, 2021.

While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act, American Rescue Plan Act of 2021, or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of such legislation on our business and our MPF Program, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPF program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the executive branch, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves. Sources and types of market and interest-rate risk are described in Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2020 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2021, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $9.1 billion, compared with $10.0 billion at December 31, 2020);
•the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at March 31, 2021, and December 31, 2020 fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.0 billion and $1.2 billion, respectively);
•the issuance of CO bonds together with interest-rate swaps that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $5.6 billion, or 24.5 percent of our total outstanding CO bonds at March 31, 2021, compared with $1.7 billion, or 7.9 percent of total outstanding CO bonds, at December 31, 2020);
•the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $5.2 billion, or 30.8 percent of our total outstanding advances at March 31, 2021, compared with $5.2 billion, or 27.8 percent of total outstanding advances, at December 31, 2020);
•the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $7.3 billion, or 82.2 percent of our total outstanding available-for-sale securities at March 31, 2021, compared with $3.7 billion, or 66.9 percent of total outstanding available-for-sale securities, at December 31, 2020);
•contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and

•the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at March 31, 2021, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $637.0 million compared to $17.0 million at December 31, 2020).

Our strategies and techniques are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2020 Annual Report.

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

We maintain limits and management action triggers in connection with some of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2020 Annual Report.

Table 24 - Interest-Rate / Market-Rate Risk Metrics

	March 31, 2021	December 31, 2020	Target, Limit or Management Action Trigger
MVE	$2.7 billion	$2.7 billion	None
MVE/BVE	97%	96%	None
MVE/Par Stock	223%	210%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	7.1%	6.8%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	$201.5 million	$204.0 million	Maintain below $350.0 million (management action trigger)
Duration of Equity (1)(2)	+4.03 years	+5.47 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)(3)
Down 200 basis point parallel rate shock	8.5%	7.8%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(5.4)%	(6.1)%
Duration Gap (1)(4)	+3.44 months	+4.49 months	None
_______________________
(1)    Metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. For purposes of measuring against the management action triggers and limits, management considers an alternative methodology which does not constrain interest rates to a minimum of zero percent.
(2)    Using the methodology which does not constrain interest rates to a minimum of zero percent, duration of equity is +1.31 years as of March 31, 2021, and +1.61 years as of December 31, 2020.
(3)    Using the methodology which does not constrain interest rates to a minimum of zero percent. MVE sensitivity in a down 200 basis point parallel rate shock is +0.4 percent as of March 31, 2021, and +1.8 percent as of December 31, 2020, and MVE sensitivity in an up 200 basis point parallel rate shock is (5.6) percent as of March 31, 2021, and (6.0) percent as of December 31, 2020.
(4)    Using the methodology which does not constrain interest rates to a minimum of zero percent, duration gap is +1.12 months as of March 31, 2021, and +1.32 months as of December 31, 2020.

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

Under the guidance, the interest-rate and market price scenarios that we incorporate into our internal market risk model are satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in the guidance; (3) the scenarios encompass shocks to interest-rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to OAS. Our VaR model results reported as of March 31, 2021, satisfy all of these requirements by utilizing interest rate, volatility and OAS shocks provided by the FHFA.

The table below presents the VaR estimate as of March 31, 2021, and December 31, 2020, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 25 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2021		December 31, 2020
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	2.61%	$69.2	1.52%	$40.5
75%	3.78	100.2	3.17	84.7
95%	5.43	143.8	5.31	141.6
99%	6.94	184.0	6.94	185.4

Average of five worst scenarios - as of period end	7.61	201.5	7.64	204.0
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected base case return on regulatory capital (RORC) would fall below the average yield on SOFR over a 12-month horizon in a variety of assumed interest-rate shock scenarios. The results of this analysis for March 31, 2021, showed that in the base case our RORC was 168 basis points over SOFR, and in the worst case tested, our RORC fell 197 basis points to 29 basis points below SOFR in the up 300 basis point scenario. With the exception of the up 300 basis point scenario as of March 31, 2021, noted above, our RORC spread to SOFR remained positive in all projected interest rate shock scenarios that were modeled and subject to management action triggers during the first quarter of 2021. Prior to the first quarter of 2021 the management action trigger was measured against three-month LIBOR. For December 31, 2020, the results of this analysis showed that in the base case our RORC was 122 basis points over three-month LIBOR, and in the worst case tested, our RORC fell 201 basis points to 79 basis points below three-month LIBOR in the up 300 basis point scenario.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 26 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	March 31, 2021
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,946	$2,875	$2,805	$2,650	$2,594	$2,506	$2,407
Percent change in MVE from base	11.2%	8.5%	5.8%	—%	(2.1)%	(5.4)%	(9.2)%
MVE/BVE	108%	106%	103%	97%	95%	92%	88%
MVE/Par Stock	248%	242%	236%	223%	218%	211%	203%
Duration of Equity	+1.22 years	+3.46 years	+3.68 years	+4.03 years	+2.86 years	+3.72 years	+3.97 years
Return on Regulatory Capital less SOFR	1.37%	1.39%	1.46%	1.68%	1.07%	0.43%	(0.29)%
Net income percent change from base	(20.93)%	(19.93)%	(15.65)%	—%	22.72%	43.25%	59.06%

	December 31, 2020
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,868	$2,878	$2,860	$2,669	$2,603	$2,507	$2,387
Percent change in MVE from base	7.5%	7.8%	7.2%	—%	(2.5)%	(6.1)%	(10.6)%
MVE/BVE	103%	103%	103%	96%	93%	90%	86%
MVE/Par Stock	225%	226%	225%	210%	204%	197%	187%
Duration of Equity	-0.22 years	-0.49 years	+3.68 years	+5.47 years	+3.07 years	+4.32 years	+4.86 years
Return on Regulatory Capital less 3-month LIBOR	1.22%	1.22%	1.23%	1.22%	0.58%	(0.09)%	(0.79)%
Net income percent change from base	(13.15)%	(13.04)%	(12.03)%	—%	24.29%	46.71%	67.07%
____________________________
(1)    In an environment of low interest rates, downward rate shocks are constrained to a minimum of zero as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of March 31, 2021. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2020
Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	2021 Executive Incentive Plan* ∞	Exhibit 10.1 to the 8-K filed April 21, 2021
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan.
∞ Portions of this exhibit have been omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 13, 2021	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 13, 2021	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer