Form 10-Q
period 2021-06-30
Federal Home Loan Bank of Boston
filed 2021-08-12
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of July 31, 2021
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	10,689,989

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$496,877	$2,050,028
Interest-bearing deposits	150	299,149
Securities purchased under agreements to resell	750,000	750,000
Federal funds sold	1,768,000	2,260,000
Investment securities:
Trading securities	2,525,095	3,605,079
Available-for-sale securities	10,832,111	6,220,148
Held-to-maturity securities (a)	177,755	207,162
Total investment securities	13,534,961	10,032,389
Advances	15,176,625	18,817,002
Mortgage loans held for portfolio, net of allowance for credit losses of $2,125 and $3,100 at June 30, 2021 and December 31, 2020, respectively	3,470,505	3,930,252
Accrued interest receivable	83,432	87,582
Derivative assets, net	328,171	161,238
Other assets	74,881	73,395
Total Assets	$35,683,602	$38,461,035
LIABILITIES
Deposits
Interest-bearing	$897,250	$977,994
Non-interest-bearing	73,032	110,993
Total deposits	970,282	1,088,987
Consolidated obligations (COs):
Bonds	23,475,165	21,471,590
Discount notes	8,365,460	12,878,310
Total consolidated obligations	31,840,625	34,349,900
Mandatorily redeemable capital stock	7,432	6,282
Accrued interest payable	60,656	61,918
Affordable Housing Program (AHP) payable	77,116	78,640
Derivative liabilities, net	19,144	24,062
Other liabilities	63,946	69,293
Total liabilities	33,039,201	35,679,082
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 10,811 shares and 12,672 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,081,057	1,267,172
Retained earnings:
Unrestricted	1,147,279	1,130,222
Restricted	368,420	368,420
Total retained earnings	1,515,699	1,498,642
Accumulated other comprehensive income	47,645	16,139
Total capital	2,644,401	2,781,953
Total Liabilities and Capital	$35,683,602	$38,461,035
_______________________________________
(a)   Fair values of held-to-maturity securities were $181,799 and $211,837 at June 30, 2021, and December 31, 2020, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Advances	$43,230	$100,818	$92,782	$269,477
Prepayment fees on advances, net	4,232	4,164	11,965	5,002
Interest-bearing deposits	10	385	94	5,354
Securities purchased under agreements to resell	168	213	292	14,574
Federal funds sold	482	424	1,096	17,141
Investment securities:
Trading securities	15,141	21,799	32,449	39,379
Available-for-sale securities	10,841	17,137	33,836	29,498
Held-to-maturity securities	632	6,008	1,399	16,146
Total investment securities	26,614	44,944	67,684	85,023
Mortgage loans held for portfolio	23,007	33,333	48,144	70,179
Other	—	—	—	47
Total interest income	97,743	184,281	222,057	466,797
INTEREST EXPENSE
Consolidated obligations:
Bonds	53,684	94,256	115,285	217,803
Discount notes	683	47,582	3,085	175,064
Total consolidated obligations	54,367	141,838	118,370	392,867
Deposits	25	27	50	865
Mandatorily redeemable capital stock	25	64	49	138
Other borrowings	5	5	9	229
Total interest expense	54,422	141,934	118,478	394,099
NET INTEREST INCOME	43,321	42,347	103,579	72,698
Provision for (reduction of) credit losses	199	2,903	(1,027)	2,219
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	43,122	39,444	104,606	70,479
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(1,523)	—	(4,948)	—
Service fees	2,684	3,520	5,380	6,842
Net unrealized (losses) gains on trading securities	(14,599)	(18,750)	(29,442)	27,370
Net gains (losses) on derivatives	447	(1,161)	(401)	(53,719)
Realized net gain from sale of held-to-maturity securities	—	—	—	40,733
Other, net	(113)	214	544	194
Total other (loss) income	(13,104)	(16,177)	(28,867)	21,420
OTHER EXPENSE
Compensation and benefits	10,461	9,487	20,699	21,626
Other operating expenses	6,012	6,023	11,864	12,006
Federal Housing Finance Agency (the FHFA)	957	947	1,914	1,894
Office of Finance	661	736	1,750	1,833
Other	5,086	2,953	9,463	5,128
Total other expense	23,177	20,146	45,690	42,487
INCOME BEFORE ASSESSMENTS	6,841	3,121	30,049	49,412
AHP assessments	687	319	3,010	4,955
NET INCOME	$6,154	$2,802	$27,039	$44,457

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$6,154	$2,802	$27,039	$44,457
Other comprehensive income:
Net unrealized gains on available-for-sale securities	37,811	115,659	35,892	29,922
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	—	2,585	—	25,629
Net unrealized (losses) gains relating to hedging activities	(12,718)	1,619	(5,975)	2,251
Pension and postretirement benefits	1,329	(97)	1,589	699
Total other comprehensive income	26,422	119,766	31,506	58,501
Comprehensive income	$32,576	$122,568	$58,545	$102,958

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020 (dollars and shares in thousands) (unaudited)
	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, MARCH 31, 2020	22,663	$2,266,329	$1,116,001	$357,148	$1,473,149	$(248,237)	$3,491,241
Comprehensive income			2,241	561	2,802	119,766	122,568
Proceeds from issuance of capital stock	1,097	109,691					109,691
Repurchase of capital stock	(8,574)	(857,376)					(857,376)
Shares reclassified to mandatorily redeemable capital stock	(1)	(129)					(129)
Partial recovery of prior capital distribution to Financing Corporation			3,726		3,726		3,726
Cash dividends on capital stock			(24,093)		(24,093)		(24,093)
BALANCE, JUNE 30, 2020	15,185	$1,518,515	$1,097,875	$357,709	$1,455,584	$(128,471)	$2,845,628

BALANCE, MARCH 31, 2021	11,817	$1,181,665	$1,145,756	$368,420	$1,514,176	$21,223	$2,717,064
Comprehensive income			6,154	—	6,154	26,422	32,576
Proceeds from issuance of capital stock	584	58,347					58,347
Repurchase of capital stock	(1,574)	(157,373)					(157,373)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,582)					(1,582)
Cash dividends on capital stock			(4,631)		(4,631)		(4,631)
BALANCE, JUNE 30, 2021	10,811	$1,081,057	$1,147,279	$368,420	$1,515,699	$47,645	$2,644,401

BALANCE, DECEMBER 31, 2019	18,691	$1,869,130	$1,114,337	$348,817	$1,463,154	$(186,972)	$3,145,312
Cumulative effect of change in accounting principle			(7,530)	—	(7,530)	—	(7,530)
Comprehensive income			35,565	8,892	44,457	58,501	102,958
Proceeds from issuance of capital stock	15,759	1,575,906					1,575,906
Repurchase of capital stock	(19,261)	(1,926,086)					(1,926,086)
Shares reclassified to mandatorily redeemable capital stock	(4)	(435)					(435)
Partial recovery of prior capital distribution to Financing Corporation			3,726		3,726		3,726
Cash dividends on capital stock			(48,223)		(48,223)		(48,223)
BALANCE, JUNE 30, 2020	15,185	$1,518,515	$1,097,875	$357,709	$1,455,584	$(128,471)	$2,845,628

BALANCE, DECEMBER 31, 2020	12,672	$1,267,172	$1,130,222	$368,420	$1,498,642	$16,139	$2,781,953
Comprehensive income			27,039	—	27,039	31,506	58,545
Proceeds from issuance of capital stock	982	98,184					98,184
Repurchase of capital stock	(2,827)	(282,717)					(282,717)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,582)					(1,582)
Cash dividends on capital stock			(9,982)		(9,982)		(9,982)
BALANCE, JUNE 30, 2021	10,811	$1,081,057	$1,147,279	$368,420	$1,515,699	$47,645	$2,644,401

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$27,039	$44,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(457)	(9,098)
(Reduction of) provision for credit losses	(1,027)	2,219
Change in net fair-value adjustments on derivatives and hedging activities	100,227	(298,567)
Loss on early extinguishment of debt	4,948	—
Other adjustments, net	1,524	2,233
Realized net gain from sale of held-to-maturity securities	—	(40,733)
Net change in:
Market value of trading securities	29,442	(27,370)
Accrued interest receivable	4,150	9,581
Other assets	(4,307)	2,589
Accrued interest payable	(1,262)	(21,970)
Other liabilities	(4,630)	(13,185)
Total adjustments	128,608	(394,301)
Net cash provided by (used in) operating activities	155,647	(349,844)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	99,288	157,832
Securities purchased under agreements to resell	—	2,250,000
Federal funds sold	492,000	(1,155,000)
Trading securities:
Proceeds	1,050,543	1,125,687
Purchases	—	(3,293,082)
Available-for-sale securities:
Proceeds	568,035	838,272
Purchases	(5,269,292)	—
Held-to-maturity securities:
Proceeds	29,453	315,746
Advances to members:
Repaid	22,112,465	193,794,847
Originated	(18,523,434)	(183,875,145)
Mortgage loans held for portfolio:
Proceeds	738,567	519,084
Purchases	(291,307)	(442,197)
Other investing activities, net	(423)	396
Net cash provided by investing activities	1,005,895	10,236,440

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2021	2020
FINANCING ACTIVITIES
Net change in deposits	(118,705)	517,328
Net payments on derivatives with a financing element	30,092	(108,774)
Net proceeds from issuance of consolidated obligations:
Discount notes	153,007,790	58,947,874
Bonds	10,008,979	7,058,587
Payments for maturing and retiring consolidated obligations:
Discount notes	(157,518,396)	(69,294,882)
Bonds	(7,755,500)	(6,433,775)
Bonds transferred to other FHLBanks	(173,984)	—
Payment of financing lease	(22)	—
Partial recovery of prior capital distribution to Financing Corporation	—	3,726
Proceeds from issuance of capital stock	98,184	1,575,906
Payments for repurchase of capital stock	(282,717)	(1,926,086)
Payments for redemption of mandatorily redeemable capital stock	(432)	(106)
Cash dividends paid	(9,982)	(48,223)
Net cash used in financing activities	(2,714,693)	(9,708,425)
Net (decrease) increase in cash and due from banks	(1,553,151)	178,171
Cash and due from banks at beginning of the period	2,050,028	69,416
Cash and due from banks at end of the period	$496,877	$247,587
Supplemental disclosures:
Interest paid	$144,512	$457,024
AHP payments	$7,838	$9,903
Noncash transfers of mortgage loans held for portfolio to other assets	$245	$394

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

Note 3 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At June 30, 2021, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below triple-B.

Securities purchased under agreements to resell are short-term and structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at June 30, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $1 thousand at both June 30, 2021, and December 31, 2020.

Federal funds sold are unsecured loans to banks that are generally transacted on an overnight basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. At June 30, 2021, and December 31, 2020, all investments in interest-bearing demand deposits and federal funds sold were repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2021. Carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $9 thousand and $4 thousand, respectively, at June 30, 2021, and $31 thousand and $5 thousand, respectively, at December 31, 2020.

The effects of the COVID-19 pandemic (and related fiscal stimulus and monetary policies) on the global economy and financial markets could put pressure on our bank counterparties’ profitability, asset quality, and in some cases, capitalization. We continually monitor the creditworthiness of our counterparties and may reduce or suspend individual credit lines as conditions warrant.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	June 30, 2021	December 31, 2020
Corporate bonds	$5,436	$5,422
U.S. Treasury obligations	2,517,241	3,596,718
	2,522,677	3,602,140

Mortgage-backed securities (MBS)
U.S. government-guaranteed – single-family	2,371	2,884
Government-sponsored enterprises (GSE) – single-family	47	55
	2,418	2,939
Total	$2,525,095	$3,605,079

Table 3.2 - Unrealized and Realized Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net unrealized (losses) gains on trading securities held at period end	$(12,659)	$(18,387)	$(23,698)	$27,335
Net unrealized and realized (losses) gains on trading securities sold or matured during the period	(1,940)	(363)	(5,744)	35
Net unrealized (losses) gains on trading securities	$(14,599)	$(18,750)	$(29,442)	$27,370

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	June 30, 2021
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$3,405,041	$1,195	$(795)	$3,405,441
State housing-finance-agency obligations (HFA securities)	87,125	3	(1,051)	86,077
Supranational institutions	423,458	97	(8,233)	415,322
U.S. government-owned corporations	330,173	—	(21,370)	308,803
GSE	132,661	—	(4,676)	127,985
	4,378,458	1,295	(36,125)	4,343,628
MBS
U.S. government guaranteed – single-family	24,568	392	—	24,960
U.S. government guaranteed – multifamily	180,920	215	—	181,135
GSE – single-family	1,366,071	23,595	(49)	1,389,617
GSE – multifamily	4,797,634	95,570	(433)	4,892,771
	6,369,193	119,772	(482)	6,488,483
Total	$10,747,651	$121,067	$(36,607)	$10,832,111

	December 31, 2020
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$126,930	$—	$(4,381)	$122,549
Supranational institutions	442,225	—	(12,156)	430,069
U.S. government-owned corporations	350,052	—	(27,991)	322,061
GSE	140,136	—	(5,144)	134,992
	1,059,343	—	(49,672)	1,009,671
MBS
U.S. government guaranteed – single-family	29,148	260	—	29,408
U.S. government guaranteed – multifamily	46,829	351	—	47,180
GSE – single-family	1,442,282	26,790	(24)	1,469,048
GSE – multifamily	3,593,978	70,863	—	3,664,841
	5,112,237	98,264	(24)	5,210,477
Total	$6,171,580	$98,264	$(49,696)	$6,220,148
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $29.4 million and $24.0 million at June 30, 2021, and December 31, 2020, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	June 30, 2021
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,446,085	$(795)	$—	$—	$1,446,085	$(795)
HFA securities	—	—	60,669	(1,051)	60,669	(1,051)
Supranational institutions	—	—	400,187	(8,233)	400,187	(8,233)
U.S. government-owned corporations	—	—	308,803	(21,370)	308,803	(21,370)
GSE	—	—	127,985	(4,676)	127,985	(4,676)
	1,446,085	(795)	897,644	(35,330)	2,343,729	(36,125)

MBS
GSE – single-family	86,181	(49)	—	—	86,181	(49)
GSE – multifamily	231,934	(433)	—	—	231,934	(433)
	318,115	(482)	—	—	318,115	(482)

Total	$1,764,200	$(1,277)	$897,644	$(35,330)	$2,661,844	$(36,607)

	December 31, 2020
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$109,780	$(4,381)	$109,780	$(4,381)
Supranational institutions	—	—	430,069	(12,156)	430,069	(12,156)
U.S. government-owned corporations	—	—	322,061	(27,991)	322,061	(27,991)
GSE	—	—	134,992	(5,144)	134,992	(5,144)
	—	—	996,902	(49,672)	996,902	(49,672)
MBS
GSE – single-family	—	—	10,271	(24)	10,271	(24)
Total	$—	$—	$1,007,173	$(49,696)	$1,007,173	$(49,696)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	June 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,600	$10,570	$10,600	$10,524
Due after one year through five years	165,026	163,429	169,570	166,813
Due after five years through 10 years	3,787,798	3,780,527	400,477	389,753
Due after 10 years	415,034	389,102	478,696	442,581
	4,378,458	4,343,628	1,059,343	1,009,671
MBS (1)	6,369,193	6,488,483	5,112,237	5,210,477
Total	$10,747,651	$10,832,111	$6,171,580	$6,220,148
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	June 30, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$4,814	$110	$—	$4,924
GSE – single-family	172,941	4,012	(78)	176,875
Total	$177,755	$4,122	$(78)	$181,799

	December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$5,388	$103	$—	$5,491
GSE – single-family	201,774	4,681	(109)	206,346
Total	$207,162	$4,784	$(109)	$211,837
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $261 thousand and $368 thousand at June 30, 2021, and December 31, 2020, respectively.

Gains and Losses on Sales.

We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the three and six months ended June 30, 2021 and 2020.

Table 3.7 - Proceeds and Gains (Losses) from Sales of Investment Securities(1)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Held-to-Maturity Securities
Proceeds from sale	$—	$—	$—	$161,743
Less: Carrying value	—	—	—	100,771
Less: Noncredit losses recorded in accumulated other comprehensive income	—	—	—	20,239
Realized net gain from sale	$—	$—	$—	$40,733
_______________________
(1)    The securities sold had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are treated as maturities for the purposes of security classification. The sale did not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis.

Table 3.8 - Allowance for Credit Losses on Held-to-Maturity Debt Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$—	$3,768	$—	$—
Adjustments for cumulative effect of change in accounting principle(1)	—	—	—	5,308
Reduction of provision for credit losses due to sales of securities	—	—	—	(782)
Provision for credit losses	—	1,798	—	1,040
Balance at end of period	$—	$5,566	$—	$5,566
_________________________
(1)    We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance in the 2020 Annual Report for information on the adoption of Financial Instruments - Credit Losses. Upon adoption of this new accounting guidance, we recorded through a cumulative effect adjustment to retained earnings an increase in the allowance for credit losses associated with held-to-maturity private-label MBS totaling $5.3 million.

Our available-for-sale and held-to-maturity securities are principally GSE and U.S. government-owned corporations, supranational institutions, state or local housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At June 30, 2021, all available-for-sale securities and held-to-maturity securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate our individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At June 30, 2021, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on available-for-sale securities at June 30, 2021.

We evaluate our held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of June 30, 2021, we had not established an allowance for credit losses on any of our held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor do we expect to experience, any payment default on the instruments, and (3) in the case of U.S. or GSE obligations, carry an implicit or explicit government guarantee such that we consider the risk of nonpayment to be zero.

Note 4 — Advances

General Terms. At both June 30, 2021, and December 31, 2020, we had advances outstanding with interest rates ranging from 0.00 percent to 7.72 percent.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	June 30, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$483	0.59%	$135	0.62%
Due in one year or less	5,933,370	1.05	9,090,900	1.00
Due after one year through two years	2,443,633	2.02	2,281,047	1.78
Due after two years through three years	1,516,776	2.13	2,014,880	2.37
Due after three years through four years	2,020,666	1.49	1,685,056	1.79
Due after four years through five years	1,957,360	1.22	2,687,456	1.34
Thereafter	1,244,437	2.08	945,038	2.38
Total par value	15,116,725	1.48%	18,704,512	1.43%
Premiums	951		2,248
Discounts	(36,582)		(37,592)
Fair value of bifurcated derivatives (1)	33,886		44,534
Hedging adjustments	61,645		103,300
Total (2)	$15,176,625		$18,817,002
_________________________
(1)    At June 30, 2021, and December 31, 2020, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $23.1 million and $25.8 million at June 30, 2021, and December 31, 2020, respectively.

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

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2021	December 31, 2020
Overdrawn demand-deposit accounts	$483	$135
Due in one year or less	7,028,345	10,149,975
Due after one year through two years	2,257,933	2,095,247
Due after two years through three years	1,306,776	1,809,880
Due after three years through four years	1,871,591	1,392,981
Due after four years through five years	1,420,860	2,335,956
Thereafter	1,230,737	920,338
Total par value	$15,116,725	$18,704,512

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	June 30, 2021	December 31, 2020
Overdrawn demand-deposit accounts	$483	$135
Due in one year or less	7,709,795	10,755,575
Due after one year through two years	1,676,033	2,201,797
Due after two years through three years	1,223,376	1,224,380
Due after three years through four years	1,452,741	1,593,056
Due after four years through five years	1,856,360	2,059,531
Thereafter	1,197,937	870,038
Total par value	$15,116,725	$18,704,512

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	June 30, 2021	December 31, 2020
Fixed-rate	$13,036,967	$16,742,602
Variable-rate	2,079,758	1,961,910
Total par value	$15,116,725	$18,704,512

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At June 30, 2021, and December 31, 2020, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At June 30, 2021, and December 31, 2020, none of our advances were past due, on non accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the six months ended June 30, 2021 and 2020.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at June 30, 2021, and December 31, 2020.

Prepayment Fees.

Table 4.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Prepayment fees received from borrowers	$4,728	$7,065	$14,145	$7,903
Hedging fair-value adjustments on prepaid advances	(479)	(2,897)	(936)	(2,897)
Net premiums associated with prepaid advances	(17)	(4)	(1,244)	(4)
Advance prepayment fees recognized in income, net	$4,232	$4,164	$11,965	$5,002

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	June 30, 2021	December 31, 2020
Real estate
Fixed-rate 15-year single-family mortgages	$310,949	$322,713
Fixed-rate 20- and 30-year single-family mortgages	3,106,025	3,547,994
Premiums	53,871	60,050
Discounts	(836)	(1,094)
Deferred derivative gains, net	2,621	3,689
Total mortgage loans held for portfolio(1)	3,472,630	3,933,352
Less: allowance for credit losses	(2,125)	(3,100)
Total mortgage loans, net of allowance for credit losses	$3,470,505	$3,930,252
________________________
(1)    Excludes accrued interest receivable of $17.4 million and $19.3 million at June 30, 2021, and December 31, 2020, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	June 30, 2021	December 31, 2020
Conventional mortgage loans	$3,200,031	$3,624,557
Government mortgage loans	216,943	246,150
Total par value	$3,416,974	$3,870,707

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

Relief to Borrowers During the COVID-19 Pandemic. We have elected to apply Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to our loan modifications that qualify under the CARES Act. As a result, we have elected to suspend troubled debt restructuring accounting for eligible modifications under Section 4013 of the CARES Act. As of June 30, 2021, we had $18.6 million of these modifications outstanding. See Part II — Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies in the 2020 Annual Report for additional information.

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

As of June 30, 2021, we held approximately $36.1 million in par value of conventional mortgage loans that were in a forbearance plan as a result of COVID-19. Of these loans, $4.2 million had a current payment status, $3.2 million were 30 to 59 days past due, $3.2 million were 60 to 89 days past due, and $25.5 million were greater than 90 days past due and in nonaccrual status. The $36.1 million of conventional mortgage loans in forbearance represents 1.0 percent of our mortgage loans held for portfolio at June 30, 2021. In addition, we had approximately $8.4 million in par value of government mortgage loans in a forbearance plan as a result of COVID-19.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at June 30, 2021, and December 31, 2020.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	June 30, 2021
	Year of Origination
Payment Status at Amortized Cost	Prior to 2017	2017 to 2021	Total
Past due 30-59 days delinquent	$12,424	$9,807	$22,231
Past due 60-89 days delinquent	3,576	1,977	5,553
Past due 90 days or more delinquent	18,062	17,533	35,595
Total past due	34,062	29,317	63,379
Total current loans	1,349,000	1,839,089	3,188,089
Total mortgage loans	$1,383,062	$1,868,406	$3,251,468

	December 31, 2020
	Year of Origination
Payment Status at Amortized Cost	Prior to 2016	2016 to 2020	Total
Past due 30-59 days delinquent	$11,743	$25,058	$36,801
Past due 60-89 days delinquent	5,263	11,178	16,441
Past due 90 days or more delinquent	20,894	43,529	64,423
Total past due	37,900	79,765	117,665
Total current loans	1,246,691	2,317,975	3,564,666
Total mortgage loans	$1,284,591	$2,397,740	$3,682,331

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	June 30, 2021
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$647	$1,231	$1,878
Serious delinquency rate (2)	1.11%	4.60%	1.33%
Past due 90 days or more still accruing interest	$—	$8,954	$8,954
Loans on nonaccrual status (3)	$35,933	$1,220	$37,153

	December 31, 2020
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,762	$1,041	$2,803
Serious delinquency rate (2)	1.75%	6.04%	2.02%
Past due 90 days or more still accruing interest	$—	$5,592	$5,592
Loans on nonaccrual status (4)	$65,039	$10,101	$75,140
_______________________

(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    As of June 30, 2021, the conventional and government mortgage loans on non-accrual status that did not have an associated allowance for credit losses amounted to $23.1 million and $1.2 million, respectively.
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

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2021 and 2020.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Allowance for credit losses(1)	2021	2020	2021	2020
Balance, beginning of period	$1,900	$3,500	$3,100	$500
Adjustment for cumulative effect of change in accounting principle	—	—	—	2,221
Recoveries (charge-offs)	26	(3)	52	(80)
Provision for (reduction of) credit losses	199	1,105	(1,027)	1,961
Balance, end of period	$2,125	$4,602	$2,125	$4,602
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2021, and December 31, 2020. Additionally, government mortgage loans, other than government mortgage loans that have been granted temporary forbearance, are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	June 30, 2021			December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$22,499,742	$7,452	$(79,289)	$9,960,475	$6,044	$(41,000)
Forward-start interest-rate swaps	637,000	—	(1,243)	17,000	—	(14)
Total derivatives designated as hedging instruments	23,136,742	7,452	(80,532)	9,977,475	6,044	(41,014)

Derivatives not designated as hedging instruments
Interest-rate swaps	3,169,800	3,188	(36,585)	5,536,822	3,918	(47,756)
CO bond firm commitments	15,000	—	(1)	—	—	—
Mortgage-delivery commitments (1)	7,971	34	(5)	28,386	220	—
Total derivatives not designated as hedging instruments	3,192,771	3,222	(36,591)	5,565,208	4,138	(47,756)
Total notional amount of derivatives	$26,329,513			$15,542,683
Total derivatives before netting and collateral adjustments		10,674	(117,123)		10,182	(88,770)
Netting adjustments and cash collateral, including related accrued interest (2)		317,497	97,979		151,056	64,708
Derivative assets and derivative liabilities		$328,171	$(19,144)		$161,238	$(24,062)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral including accrued interest posted was $415.5 million and $215.8 million at June 30, 2021, and December 31, 2020, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. There was no cash collateral and related accrued interest received at June 30, 2021, and December 31, 2020.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$43,230	$10,841	$(53,684)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(964)	$(128,985)	$36,662
Hedged items	718	124,871	(36,596)
Net changes in fair value before price alignment interest	(246)	(4,114)	66
Price alignment interest(1)	1	16	—
Net interest settlements on derivatives(2)(3)	(16,042)	(29,847)	16,000
Net (losses) gains on qualifying hedging relationships	(16,287)	(33,945)	16,066
Amortization/accretion of discontinued hedging relationships	(705)	—	(757)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(16,992)	$(33,945)	$15,309

	For the Three Months Ended June 30, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$100,818	$17,137	$(94,256)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(2,232)	$(11,397)	$(6,103)
Hedged items	3,377	11,665	5,233
Net changes in fair value before price alignment interest	1,145	268	(870)
Price alignment interest(1)	25	85	(7)
Net interest settlements on derivatives(2)(3)	(14,683)	(20,459)	7,040
Net gains (losses) on qualifying hedging relationships	(13,513)	(20,106)	6,163
Amortization/accretion of discontinued hedging relationships	(493)	—	(947)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(14,006)	$(20,106)	$5,216

	For the Six Months Ended June 30, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$92,782	$33,836	$(115,285)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$40,897	$127,518	$(67,857)
Hedged items	(40,140)	(124,068)	68,159
Net changes in fair value before price alignment interest	757	3,450	302
Price alignment interest(1)	16	65	(3)
Net interest settlements on derivatives(2)(3)	(31,867)	(51,784)	23,470
Net (losses) gains on qualifying hedging relationships	(31,094)	(48,269)	23,769
Amortization/accretion of discontinued hedging relationships	(1,404)	—	(1,402)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(32,498)	$(48,269)	$22,367

	For the Six Months Ended June 30, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$269,477	$29,498	$(217,803)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(129,800)	$(387,891)	$57,633
Hedged items	128,069	378,183	(58,825)
Net changes in fair value before price alignment interest	(1,731)	(9,708)	(1,192)
Price alignment interest(1)	414	1,120	(185)
Net interest settlements on derivatives(2)(3)	(17,308)	(29,557)	9,996
Net (losses) gains on qualifying hedging relationships	(18,625)	(38,145)	8,619
Amortization/accretion of discontinued hedging relationships	(830)	—	(1,835)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(19,455)	$(38,145)	$6,784
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

Tables 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive income into interest expense	$(1,506)	$(1,774)	$(3,063)	$(3,530)
Losses recognized in other comprehensive income	(14,224)	(154)	(9,038)	(1,279)

For the six months ended June 30, 2021, and 2020, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2021, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of June 30, 2021, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $5.8 million.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	June 30, 2021
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$4,171,741	$84,609	$10,922	$95,531
Available-for-sale securities	8,871,698	374,023	—	374,023
Consolidated obligation bonds	9,871,753	(45,484)	37,572	(7,912)
_______________________
(1)    Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 6.5 - Net Gains and Losses on Derivatives and Hedging Activities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$193	$(1,803)	$7	$(54,372)
CO bond firm commitments	—	—	19	—
Mortgage-delivery commitments	253	632	(433)	570
Total net gains (losses) related to derivatives not designated as hedging instruments	446	(1,171)	(407)	(53,802)

Other(1)	1	10	6	83

Net gains (losses) on derivatives	$447	$(1,161)	$(401)	$(53,719)
______________________
(1)    Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Managing Credit Risk on Derivatives.
We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Currently derivatives that contain any optionality are not eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2021, was $90.9 million for which we had delivered collateral with a post-haircut value of $93.7 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 6.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2021.

Table 6.6 - Post Haircut Value of Incremental Collateral to be Delivered as of June 30, 2021
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$124
AA-	A+, A or A-	—
A-	below A-	18,856
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

For cleared derivatives, the DCO determines initial margin requirements. We clear our trades via clearing members of the DCOs. These clearing members who act as our agent to the DCOs are CFTC-registered futures commission merchants. Our clearing members may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at June 30, 2021.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral received or pledged, and associated accrued interest, on a net basis by counterparty.

We have analyzed the rights, rules, and regulations governing our cleared and uncleared derivatives and determined that those rights, rules, and regulations should result in a net claim with each of our counterparties (which, in the context of cleared derivatives is through each of our clearing members with the related DCO) upon an event of default (solely in the case of uncleared derivatives) or the bankruptcy, insolvency or a similar proceeding involving our counterparty (and/or one of our clearing members, in the case of cleared derivatives). For this purpose, "net claim" generally means a single net amount reflecting the aggregation of all amounts owed by us to the relevant counterparty and payable to us from the relevant counterparty.

Table 6.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of June 30, 2021, and December 31, 2020, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	June 30, 2021
	Derivative Instruments Meeting Netting Requirements		Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)				Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$5,779	$(2,828)		$2,951	$—	$2,951
Cleared	4,861	320,325		325,186	—	325,186
Mortgage delivery commitment			$34	34		34
Total				$328,171		$328,171

Derivative Liabilities
Interest-rate swaps
Uncleared	$(96,639)	$77,501		$(19,138)	$18,901	$(237)
Cleared	(20,478)	20,478		—	—	—
CO bond firm commitment			$(1)	(1)		(1)
Mortgage delivery commitment			(5)	(5)		(5)
Total				$(19,144)		$(243)

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements		Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)				Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$5,215	$(4,899)		$316	$—	$316
Cleared	4,747	155,955		160,702	—	160,702
Mortgage delivery commitment			$220	220		220
Total				$161,238		$161,238

Derivative Liabilities
Interest-rate swaps
Uncleared	$(82,625)	$58,563		$(24,062)	$23,087	$(975)
Cleared	(6,145)	6,145		—	—	—
Total				$(24,062)		$(975)
_______________________
(1)    Includes gross amounts of netting adjustments and cash collateral.
(2)    Includes non-cash collateral at fair value that cannot be sold or repledged by the counterparty. Additionally, any overcollateralization with a counterparty is not included in the determination of the net amount. At June 30, 2021, and

December 31, 2020, we had additional net credit exposure of $932 thousand and $925 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

Note 7 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers, and prior to February 19, 2021, we offered term deposits to our members. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 7.1 - Deposits
(dollars in thousands)

	June 30, 2021	December 31, 2020
Interest-bearing
Demand and overnight	$895,043	$975,469
Other	2,207	2,525
Noninterest-bearing
Other	73,032	110,993
Total deposits	$970,282	$1,088,987

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	June 30, 2021		December 31, 2020
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$5,888,590	0.77%	$10,608,465	0.81%
Due after one year through two years	3,715,900	1.38	3,956,120	1.35
Due after two years through three years	1,343,065	1.85	1,569,315	2.20
Due after three years through four years	2,787,075	1.27	1,141,430	2.43
Due after four years through five years	5,183,915	0.85	1,776,100	1.12
Thereafter	4,522,870	2.19	2,312,155	3.58
Total par value	23,441,415	1.27%	21,363,585	1.42%
Premiums	51,992		58,537
Discounts	(10,330)		(12,278)
Hedging adjustments	(7,912)		61,746
Total	$23,475,165		$21,471,590
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	June 30, 2021	December 31, 2020
Noncallable and nonputable	$14,119,415	$19,668,585
Callable	9,322,000	1,695,000
Total par value	$23,441,415	$21,363,585

Table 8.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2021	December 31, 2020
Due in one year or less	$14,720,590	$11,728,465
Due after one year through two years	4,115,900	4,046,120
Due after two years through three years	1,018,065	1,629,315
Due after three years through four years	1,027,075	1,011,430
Due after four years through five years	1,364,915	1,501,100
Thereafter	1,194,870	1,447,155
Total par value	$23,441,415	$21,363,585

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	June 30, 2021	December 31, 2020
Fixed-rate	$16,066,415	$12,524,585
Simple variable-rate	4,877,000	8,549,000
Step-up (1)	2,498,000	290,000
Total par value	$23,441,415	$21,363,585
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2021	$8,365,460	$8,365,706	0.02%
December 31, 2020	$12,878,310	$12,879,765	0.10%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program

Table 9.1 - AHP Liability
(dollars in thousands)

	June 30, 2021	December 31, 2020
Balance at beginning of year	$78,640	$86,131
AHP expense for the period	3,010	13,386
AHP voluntary contribution(1)	4,789	1,614
AHP direct grant disbursements	(7,838)	(21,374)
AHP subsidy for AHP advance disbursements	(1,998)	(1,216)
Return of previously disbursed grants and subsidies	513	99
Balance at end of period	$77,116	$78,640
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

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	June 30, 2021	December 31, 2020

Permanent capital
Class B capital stock	$1,081,057	$1,267,172
Mandatorily redeemable capital stock	7,432	6,282
Retained earnings	1,515,699	1,498,642
Total permanent capital	$2,604,188	$2,772,096
Risk-based capital requirement
Credit-risk capital	$86,662	$96,143
Market-risk capital	211,549	204,028
Operations-risk capital	89,463	90,052
Total risk-based capital requirement	$387,674	$390,223
Permanent capital in excess of risk-based capital requirement	$2,216,514	$2,381,873

	June 30, 2021		December 31, 2020
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$387,674	$2,604,188	$390,223	$2,772,096
Total regulatory capital	1,427,344	2,604,188	1,538,441	2,772,096
Total capital-to-asset ratio	4.0%	7.3%	4.0%	7.2%

Leverage Ratio
Leverage capital	$1,784,180	$3,906,282	$1,923,052	$4,158,144
Leverage capital-to-assets ratio	5.0%	10.9%	5.0%	10.8%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition or, for a small amount of capital stock held by former members, the five-year redemption period applicable to their membership stock is not yet complete. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible to secure advances under the FHLBank Act, provided that this amount is neither less than $10 thousand nor more than $10 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding letters of credit, and 4.50 percent of the unpaid principal balance of certain mortgages we purchased through the MPF program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

Restricted Retained Earnings. At June 30, 2021, our restricted retained earnings totaled $368.4 million and exceeded the contribution requirement of $329.8 million. Restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized (Loss) Gain Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, March 31, 2020	$(159,659)	$(52,992)	$(29,575)	$(6,011)	$(248,237)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	115,659	—	(154)	—	115,505
Accretion of noncredit loss	—	2,585	—	—	2,585
Net actuarial loss	—	—	—	(389)	(389)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	—	1,773	—	1,773
Amortization - pension and postretirement benefits (2)	—	—	—	292	292
Other comprehensive income (loss)	115,659	2,585	1,619	(97)	119,766
Balance, June 30, 2020	$(44,000)	$(50,407)	$(27,956)	$(6,108)	$(128,471)

Balance, March 31, 2021	$46,649	$—	$(17,622)	$(7,804)	$21,223
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	37,811	—	(14,224)	—	23,587
Net actuarial gain	—	—	—	1,292	1,292
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	—	1,506	—	1,506
Amortization - pension and postretirement benefits (2)	—	—	—	37	37
Other comprehensive income (loss)	37,811	—	(12,718)	1,329	26,422
Balance, June 30, 2021	$84,460	$—	$(30,340)	$(6,475)	$47,645

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized (Loss) Gain Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2019	$(73,922)	$(76,036)	$(30,207)	$(6,807)	$(186,972)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	29,922	—	(1,279)	—	28,643
Noncredit losses included in basis of securities sold	—	20,239	—	—	20,239
Accretion of noncredit loss	—	5,390	—	—	5,390
Net actuarial gain	—	—	—	112	112
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	—	3,530	—	3,530
Amortization - pension and postretirement benefits (2)	—	—	—	587	587
Other comprehensive income	29,922	25,629	2,251	699	58,501
Balance, June 30, 2020	$(44,000)	$(50,407)	$(27,956)	$(6,108)	$(128,471)

Balance, December 31, 2020	$48,568	$—	$(24,365)	$(8,064)	$16,139
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	35,892	—	(9,038)	—	26,854
Net actuarial gain	—	—	—	1,292	1,292
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	—	3,063	—	3,063
Amortization - pension and postretirement benefits (2)	—	—	—	297	297
Other comprehensive income (loss)	35,892	—	(5,975)	1,589	31,506
Balance, June 30, 2021	$84,460	$—	$(30,340)	$(6,475)	$47,645
_______________________
(1)    Recorded in CO bond interest expense.
(2)    Recorded in other expenses in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2020 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended June 30, 2021.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at June 30, 2021, and December 31, 2020. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	June 30, 2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$496,877	$496,877	$496,877	$—	$—	$—
Interest-bearing deposits	150	150	150	—	—	—
Securities purchased under agreements to resell	750,000	749,999	—	749,999	—	—
Federal funds sold	1,768,000	1,767,999	—	1,767,999	—	—
Trading securities(1)	2,525,095	2,525,095	—	2,525,095	—	—
Available-for-sale securities(1)	10,832,111	10,832,111	—	10,746,034	86,077	—
Held-to-maturity securities	177,755	181,799	—	181,799	—	—
Advances	15,176,625	15,373,949	—	15,373,949	—	—
Mortgage loans, net	3,470,505	3,622,469	—	3,575,743	46,726	—
Accrued interest receivable	83,432	83,432	—	83,432	—	—
Derivative assets(1)	328,171	328,171	—	10,674	—	317,497
Other assets (1)	39,647	39,647	15,343	24,304	—	—
Liabilities:
Deposits	(970,282)	(970,281)	—	(970,281)	—	—
COs:
Bonds	(23,475,165)	(23,830,677)	—	(23,830,677)	—	—
Discount notes	(8,365,460)	(8,365,324)	—	(8,365,324)	—	—
Mandatorily redeemable capital stock	(7,432)	(7,432)	(7,432)	—	—	—
Accrued interest payable	(60,656)	(60,656)	—	(60,656)	—	—
Derivative liabilities(1)	(19,144)	(19,144)	—	(117,123)	—	97,979
Other:
Commitments to extend credit for advances	—	(5,526)	—	(5,526)	—	—
Standby letters of credit	(1,206)	(1,206)	—	(1,206)	—	—

	December 31, 2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$2,050,028	$2,050,028	$2,050,028	$—	$—	$—
Interest-bearing deposits	299,149	299,149	299,149	—	—	—
Securities purchased under agreements to resell	750,000	749,995	—	749,995	—	—
Federal funds sold	2,260,000	2,259,988	—	2,259,988	—	—
Trading securities(1)	3,605,079	3,605,079	—	3,605,079	—	—
Available-for-sale securities(1)	6,220,148	6,220,148	—	6,097,599	122,549	—
Held-to-maturity securities	207,162	211,837	—	211,837	—	—
Advances	18,817,002	19,119,220	—	19,119,220	—	—
Mortgage loans, net	3,930,252	4,136,004	—	4,086,757	49,247	—
Accrued interest receivable	87,582	87,582	—	87,582	—	—
Derivative assets(1)	161,238	161,238	—	10,182	—	151,056
Other assets(1)	34,360	34,360	14,296	20,064	—	—
Liabilities:
Deposits	(1,088,987)	(1,088,981)	—	(1,088,981)	—	—
COs:
Bonds	(21,471,590)	(22,062,476)	—	(22,062,476)	—	—
Discount notes	(12,878,310)	(12,878,918)	—	(12,878,918)	—	—
Mandatorily redeemable capital stock	(6,282)	(6,282)	(6,282)	—	—	—
Accrued interest payable	(61,918)	(61,918)	—	(61,918)	—	—
Derivative liabilities(1)	(24,062)	(24,062)	—	(88,770)	—	64,708
Other:
Commitments to extend credit for advances	—	(5,306)	—	(5,306)	—	—
Standby letters of credit	(1,303)	(1,303)	—	(1,303)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	June 30, 2021
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,436	$—	$—	$5,436
U.S. Treasury obligations	—	2,517,241	—	—	2,517,241
U.S. government-guaranteed – single-family MBS	—	2,371	—	—	2,371
GSE – single-family MBS	—	47	—	—	47
Total trading securities	—	2,525,095	—	—	2,525,095
Available-for-sale securities:
HFA securities	—	—	86,077	—	86,077
Supranational institutions	—	415,322	—	—	415,322
U.S. Treasury obligations	—	3,405,441	—	—	3,405,441
U.S. government-owned corporations	—	308,803	—	—	308,803
GSE	—	127,985	—	—	127,985
U.S. government guaranteed – single-family MBS	—	24,960	—	—	24,960
U.S. government guaranteed – multifamily MBS	—	181,135	—	—	181,135
GSE – single-family MBS	—	1,389,617	—	—	1,389,617
GSE – multifamily MBS	—	4,892,771	—	—	4,892,771
Total available-for-sale securities	—	10,746,034	86,077	—	10,832,111
Derivative assets:
Interest-rate-exchange agreements	—	10,640	—	317,497	328,137
Mortgage delivery commitments	—	34	—	—	34
Total derivative assets	—	10,674	—	317,497	328,171
Other assets	15,343	24,304	—	—	39,647
Total assets carried at fair value on a recurring basis	$15,343	$13,306,107	$86,077	$317,497	$13,725,024
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$3,736	$—	$3,736
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,736	$—	$3,736
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(117,117)	$—	$97,979	$(19,138)
CO bond firm commitments	—	(1)	—	—	(1)
Mortgage delivery commitments	—	(5)	—	—	(5)
Total liabilities carried at fair value on a recurring basis	$—	$(117,123)	$—	$97,979	$(19,144)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,422	$—	$—	$5,422
U.S. Treasury obligations	—	3,596,718	—	—	3,596,718
U.S. government-guaranteed – single-family MBS	—	2,884	—	—	2,884
GSE – single-family MBS	—	55	—	—	55
Total trading securities	—	3,605,079	—	—	3,605,079
Available-for-sale securities:
HFA securities	—	—	122,549	—	122,549
Supranational institutions	—	430,069	—	—	430,069
U.S. government-owned corporations	—	322,061	—	—	322,061
GSE	—	134,992	—	—	134,992
U.S. government guaranteed – single-family MBS	—	29,408	—	—	29,408
U.S. government guaranteed – multifamily MBS	—	47,180	—	—	47,180
GSE – single-family MBS	—	1,469,048	—	—	1,469,048
GSE – multifamily MBS	—	3,664,841	—	—	3,664,841
Total available-for-sale securities	—	6,097,599	122,549	—	6,220,148
Derivative assets:
Interest-rate-exchange agreements	—	9,962	—	151,056	161,018
Mortgage delivery commitments	—	220	—	—	220
Total derivative assets	—	10,182	—	151,056	161,238
Other assets	14,296	20,064	—	—	34,360
Total assets carried at fair value on a recurring basis	$14,296	$9,732,924	$122,549	$151,056	$10,020,825
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$10,782	$—	$10,782
REO	—	—	245	—	245
Total assets carried at fair value on a nonrecurring basis	$—	$—	$11,027	$—	$11,027
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(88,770)	$—	$64,708	$(24,062)
Total liabilities carried at fair value on a recurring basis	$—	$(88,770)	$—	$64,708	$(24,062)
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

Table 12.3 presents a reconciliation of available-for-sale HFA securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021 and 2020.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$107,908	$65,395	$122,549	$64,652
Total net unrealized gains included in other comprehensive income	1,129	1,668	3,333	2,411
Maturities and settlements
Maturities	(21,740)	(7,600)	(38,360)	(7,600)
Settlements	(1,220)	—	(1,445)	—
Balance at end of period	$86,077	$59,463	$86,077	$59,463

Total amount of unrealized (losses) gains for the period included in other comprehensive income relating to securities held at period end	$(1,132)	$1,668	$217	$2,411

Note 13 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2021, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2021, and December 31, 2020. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $634.9 billion and $712.5 billion at June 30, 2021, and December 31, 2020, respectively. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	June 30, 2021			December 31, 2020
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$5,383,181	$241,784	$5,624,965	$6,190,479	$233,771	$6,424,250
Commitments for unused lines of credit - advances (3)	1,119,825	—	1,119,825	1,127,432	—	1,127,432
Commitments to make additional advances	23,872	80,566	104,438	69,684	93,465	163,149
Commitments to invest in mortgage loans	7,971	—	7,971	28,386	—	28,386
Unsettled CO bonds, at par	205,000	—	205,000	—	—	—
Unsettled CO discount notes, at par	700,000	—	700,000	250,000	—	250,000
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At June 30, 2021, and December 31, 2020, these amounts totaled $89.6 million and $37.1 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $25 thousand at December 31, 2020.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At June 30, 2021, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2030. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.2 million and $1.3 million at June 30, 2021, and December 31, 2020, respectively.

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

Note 14 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at June 30, 2021, and December 31, 2020. At both June 30, 2021, and December 31, 2020, no shareholder had more than 10 percent of total capital stock outstanding.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 14.1 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2021	$52,027	4.8%	$491,358	3.3%	$546	2.4%
December 31, 2020	60,624	4.8	582,765	3.1	651	2.5

Note 15 — Subsequent Events

On July 23, 2021, the board of directors declared a cash dividend at an annualized rate of 1.52 percent based on daily average capital stock balances outstanding during the second quarter of 2021. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $4.3 million and was paid on August 3, 2021.

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
•external events, such as general economic and financial instabilities, political instability, wars and natural disasters, including disasters caused by significant climate change, which, among other things, could damage our facilities or the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages that we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;
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

EXECUTIVE SUMMARY

For the three months ended June 30, 2021, net income was $6.2 million, compared with net income of $2.8 million for the same period in 2020. The increase in net income for the quarter was primarily due to a reduction of net unrealized losses on trading securities of $4.2 million, and an increase of $3.7 million in net interest income after provision for credit losses, offset, in part, by an increase to other expense of $3.0 million.

Net interest income after provision for credit losses for the three months ended June 30, 2021, was $43.1 million, compared with $39.4 million for the same period in 2020. Although average total earning assets declined $18.3 billion to $36.3 billion for the three months ended June 30, 2021, from $54.6 billion for the same period in 2020, the impact was offset as our net interest margin increased 0.17 percent to 0.48 percent for the three months ended June 30, 2021, from 0.31 percent for the same period in 2020.

Our retained earnings grew to $1.5 billion at June 30, 2021, an increase of $17.1 million from December 31, 2020 and equal to 4.25 percent of total assets at June 30, 2021. We continue to satisfy all regulatory capital requirements as of June 30, 2021. On July 23, 2021, our board of directors declared a cash dividend that was equivalent to an annual yield of 1.52 percent, the approximate daily average of SOFR for the second quarter of 2021 plus 150 basis points.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. The COVID-19 pandemic, which began to affect businesses and the economy in March 2020 and continues, and the response of the U.S. government and the Federal Reserve through changes in monetary policy and implementation of fiscal stimulus programs, led to interest rates that remain historically low and substantially elevated deposits reported by depository member institutions. Elevated deposit balances at member institutions have resulted in increased liquidity at members and reduced demand for advances and have been the primary cause of the significant decline in advances balances beginning in the second quarter of 2020. We experienced a moderate additional reduction in demand for advances from our members in the first half of 2021. In addition, Agency mortgage-backed security purchases by the Federal Reserve aimed at supporting the housing market through the pandemic have tightened yield spreads we earn on new mortgage acquisitions and have provided an incentive to some of our members to sell loans to Fannie Mae and Freddie Mac. This activity has reduced our outstanding balances of mortgage loans. These developments have impacted our financial condition as of June 30, 2021, and results of operations for the three months ended June 30, 2021.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Moreover, a declining supply of COs as a result of lower advances balances throughout the FHLBank System has further increased the relative value of COs and improved our relative cost of borrowing. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended June 30, 2021.

Net Interest Income, Margin, and Spread

For the three months ended June 30, 2021, net interest margin was 0.48 percent, an increase of 17 basis points from the three months ended June 30, 2020, and net interest spread was 0.44 percent for the quarter ended June 30, 2021, an 18-basis-point increase from the same period in 2020. The increase in both net interest spread and net interest margin mainly reflect significant improvement in funding costs relative to the same period in 2020, during which a substantial amount of short-term debt we issued prior to the Federal Reserve’s 150 basis point rate cuts in March 2020 remained outstanding through May 2020, resulting in sharp, temporary margin compression. In addition, net amortization of premium on mortgage-backed securities and mortgage loans decreased by $5.1 million, improving out net interest spread and net interest margin. The low interest rate environment triggered refinancing incentives on residential mortgage loans in 2020, resulting in increases of mortgage prepayment activity that resulted in accelerated net premium amortization of our Agency residential MBS as well as our whole mortgage loans. Refinancing activity of mortgage loans remains high but has moderated during the first half of 2021.

Other Income and Expense

Net gains and losses on derivatives and hedging activities for the three months ended June 30, 2021, totaled a net gain of $447 thousand, compared with a net loss of $1.2 million for the same period in 2020. The $447 thousand net gain for the current quarter consisted of a $6.1 million unrealized gain from changes in fair value on economic hedges offset in part by $5.6 million of interest expense on economic hedges. Additionally, unrealized losses on trading securities totaled $14.6 million for the three months ended June 30, 2021, compared to losses of $18.8 million for the three months ended June 30, 2020. Together, these realized and unrealized gains and losses provided an economic offset primarily to interest income from trading securities, which totaled $15.1 million for the three months ended June 30, 2021. See below under — Results of Operations — Economically Hedged Trading Securities for additional information.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $15.2 billion at June 30, 2021, compared to $18.8 billion at December 31, 2020. The decrease in advances was in both short- and long-term fixed-rate advances, and was primarily due to excess liquidity at member institutions.

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA, the Federal Reserve and others with authority over the economy, our industry, and our business activities have taken action during 2021 as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the major banks that sustain LIBOR to submit rate quotations after 2021. On March 5, 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the FCA does not expect LIBOR to become non-representative before the applicable cessation dates and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. There is no assurance that LIBOR will continue to be accepted or used in the markets generally, or by any issuers, investors, or counterparties at any time, even if LIBOR continues to be available. We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Certain of our advances, investment securities and derivatives are indexed to LIBOR, and we continue to assess legacy contracts across products and monitor risks to determine the effect of LIBOR discontinuance. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we have developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We worked with the other FHLBanks and the Office of Finance to transition our floating-rate note issuance from LIBOR. In addition, we offer a SOFR-based advance. We are updating our operational processes and models to support new alternative reference rate activity. For further details see the following Risk Factors in our 2020 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in — Financial Condition - Transition from LIBOR to Alternative Reference Rates and Legislative and Regulatory Developments.

ECONOMIC CONDITIONS

Economic Environment

The economic recovery continued in the second quarter as increasing vaccination rates and declines in COVID-19 cases resulted in most states easing social distancing and other restrictions during the quarter. The U.S. labor market recorded gains of 583,000, 850,000, and 943,000 jobs in May, June, and July 2021, respectively. A majority of the job gains in July were in the leisure and hospitality, local government (especially in education), and education and professional and business services. The unemployment rate for the U.S. stood at 5.4 percent in July 2021. The unemployment rate for the New England region was 5.3 percent in June 2021, with the highest unemployment rate in the region at 7.9 percent in Connecticut and the lowest unemployment rate at 2.9 percent in New Hampshire.

Real gross domestic product (GDP) increased by 6.5 percent in the second quarter of 2021 reflecting the continuing economic recovery. The increase in real GDP was driven by consumer expenditures, business investment, and federal government spending. The robust expansion of the economy in the second quarter led to an increase in the inflation rate. The personal consumption expenditures (PCE) price index increased year-over-year by 3.6 percent, 4.0 percent, and 4.0 percent in April, May, and June 2021, respectively, driven by prices for energy and durable goods. Excluding food and energy, the PCE price index increased by 3.1 percent, 3.4 percent, and 3.5 percent in April, May, and June 2021, respectively.

The housing market remained strong through April 2021 driven by strong demand and low levels of available inventory. The FHFA reported that housing prices rose 15.7 percent nation-wide from April 2020 to April 2021. The rate of increase for the New England region over that period was 18.0 percent.

Interest-Rate Environment

On July 28, 2021, the FOMC maintained the target range for the federal funds rate at between 0 and 25 basis points. The FOMC stated that it would maintain this range until the labor market has reached levels consistent with maximum employment and inflation is on track to moderately exceed the FOMC’s long-term target of 2.0 percent. The FOMC further stated that it would continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency mortgage-backed securities by at least $40 billion per month until substantial further progress towards the employment and price stability goals has been achieved.

After rising sharply in the first quarter, long-term interest rates declined over the second quarter and the yield curve flattened, reflecting in part concerns about another possible surge in COVID-19 cases, driven by more transmissible variants of the virus, especially in areas with low vaccination rates.

Table 1 - Key Interest Rates(1)

	Three Month Average		Six Month Average		Ending Rate
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	December 31, 2020
SOFR	0.02%	0.05%	0.03%	0.63%	0.05%	0.07%
Federal funds effective rate	0.07%	0.06%	0.07%	0.64%	0.08%	0.09%
3-month LIBOR	0.16%	0.60%.	0.18%	1.07%	0.15%	0.24%
3-month U.S. Treasury yield	0.01%	0.12%	0.03%	0.60%	0.04%	0.06%
2-year U.S. Treasury yield	0.17%	0.19%	0.15%	0.64%	0.25%	0.12%
5-year U.S. Treasury yield	0.83%	0.36%	0.72%	0.76%	0.89%	0.36%
10-year U.S. Treasury yield	1.58%	0.68%	1.45%	1.03%	1.47%	0.91%
________________
(1) Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2020, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	As of and for the Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Statement of Condition
Total assets	$35,683,602	$36,676,723	$38,461,035	$45,025,341	$46,161,388
Investments, net(1)	16,053,111	15,474,566	13,341,538	13,345,453	16,286,588
Advances	15,176,625	16,798,082	18,817,002	26,961,561	24,827,781
Mortgage loans held for portfolio, net(2)	3,470,505	3,726,343	3,930,252	4,160,091	4,411,053
Deposits and other borrowings	970,282	1,088,187	1,088,987	1,227,702	1,191,229
Consolidated obligations:
Bonds	23,475,165	22,704,460	21,471,590	23,970,889	24,563,087
Discount notes	8,365,460	9,927,167	12,878,310	16,511,187	17,308,802
Total consolidated obligations	31,840,625	32,631,627	34,349,900	40,482,076	41,871,889
Mandatorily redeemable capital stock	7,432	6,164	6,282	6,135	6,135
Class B capital stock outstanding-putable(3)	1,081,057	1,181,665	1,267,172	1,594,859	1,518,515
Unrestricted retained earnings	1,147,279	1,145,756	1,130,222	1,121,875	1,097,875
Restricted retained earnings	368,420	368,420	368,420	368,420	357,709
Total retained earnings	1,515,699	1,514,176	1,498,642	1,490,295	1,455,584
Accumulated other comprehensive income (loss)	47,645	21,223	16,139	(24,067)	(128,471)
Total capital	2,644,401	2,717,064	2,781,953	3,061,087	2,845,628
Results of Operations (for the period ended)
Net interest income after provision for credit losses	$43,122	$61,484	$61,826	$62,261	$39,444
Litigation settlements	—	—	25,998	—	98
Other (loss) income, net	(13,104)	(15,763)	(24,601)	18,110	(16,275)
Other expense	23,177	22,513	38,512	20,858	20,146
AHP assessments	687	2,323	2,474	5,957	319
Net income	$6,154	$20,885	$22,237	$53,556	$2,802
Other Information
Dividends declared	$4,631	$5,351	$13,890	$18,845	$24,094
Dividend payout ratio	75.25%	25.62%	62.46%	35.19%	859.89%
Weighted-average dividend rate(4)	1.54	1.59	3.76	4.12	5.06
Return on average equity(5)	0.92	3.09	3.14	7.39	0.36
Return on average assets	0.07	0.23	0.22	0.50	0.02
Net interest margin(6)	0.48	0.68	0.60	0.54	0.31
Average equity to average assets	7.29	7.46	7.09	6.72	5.59
Total regulatory capital ratio(7)	7.30	7.37	7.21	6.87	6.46
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold. The allowance for credit losses relating to private label MBS amounted to $124 thousand, and $5.6 million as of September 30, 2020, and June 30, 2020, respectively. All private-label MBS were sold subsequent to September 30, 2020.
(2)The allowance for credit losses for mortgage loans amounted to $2.1 million as of June 30, 2021, $1.9 million as of March 31, 2021, $3.1 million as of December 31, 2020, $4.6 million as of September 30, 2020, and $4.6 million as of June 30, 2020, respectively.
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

RESULTS OF OPERATIONS

Second Quarter of 2021 Compared with Second Quarter of 2020

Net income was $6.2 million for the three months ended June 30, 2021, compared to $2.8 million for the three months ended June 30, 2020. The reasons for the increase are discussed under — Executive Summary.

Net interest income after provision for credit losses for the three months ended June 30, 2021, was $43.1 million, compared with $39.4 million for the same period for 2020. The increase of $3.7 million in net interest income after provision for credit losses is attributable to several favorable factors, including: the absence of margin compression on liquidity investments that we experienced during the second quarter of 2020 following the sudden interest-rate cuts by the Federal Open Market Committee in March; a $5.1 million decrease in net amortization of premium on mortgage-backed securities and mortgage loans; a $2.7 million reduction in credit loss provision expense; a $1.5 billion increase in the average balance of U.S. Treasury obligations held as investment securities; and a general improvement in funding costs. These factors were partially offset by reductions to net interest income resulting from a $16.5 billion decrease in the average balance of advances, a $922.4 million decrease in the average balance of mortgage loans, an $804.2 million decrease in the average balance of mortgage-backed securities, a $4.9 million increase in net unrealized losses from fair value hedges, and a $3.3 million decrease in accretion of significant improvement in projected cash flows resulting from sales of previously impaired private-label MBS as all private-label MBS were sold in 2020. In addition, net interest income was negatively affected by lower income from investing our capital, as the average balance of outstanding capital stock declined $707.8 million in the second quarter of 2021 compared to the second quarter of 2020.

For additional information see — Rate and Volume Analysis.

Six Months Ended June 30, 2021, Compared with Six Months Ended June 30, 2020

Net income was $27.0 million for the six months ended June 30, 2021, compared to $44.5 million for the six months ended June 30, 2020. The $17.4 million decrease in net income was primarily due to an increase of $56.8 million in net unrealized losses on trading securities, and a $40.7 million decrease in realized net gain from sale of held-to-maturity securities, partially offset by a decrease of $53.3 million in net losses on derivatives and hedging activities as well as a $34.1 million increase in net interest income after provision for credit losses.

Net interest income after provision for credit losses for the six months ended June 30, 2021, was $104.6 million, compared with $70.5 million for the same period for 2020. The increase of $34.1 million in net interest income after provision for credit losses is attributable to several favorable factors, including: the absence of margin compression on liquidity investments that we experienced during the second quarter of 2020 following the sudden interest-rate cuts by the FOMC in March; an $18.6 million decrease in net amortization of premium on mortgage-backed securities and mortgage loans; a $15.9 million increase in net unrealized gains from fair value hedges; a $3.2 million reduction in credit loss provision expense; a $1.2 billion increase in the average balance of U.S. Treasury obligations held as investment securities; and a general improvement in funding costs. These factors were partially offset by reductions to net interest income resulting from average balance decreases of $16.9 billion for advances, $1.3 billion for mortgage-backed securities, and $805.1 million for mortgage loans, as well as an $8.6 million decrease in accretion of significant improvement in projected cash flows resulting from sales of previously impaired private-label MBS as all private-label MBS were sold in 2020. In addition, net interest income was negatively affected by lower income from investing our capital, resulting from the near zero, and substantially lower, average short-term interest rates in the first half of 2021 compared to the same period a year prior and the $701.8 million decline in the average balance of outstanding capital stock in the first half of 2021 compared to the first half of 2020.

For the six months ended June 30, 2021, net interest margin was 0.58 percent, an increase of 33 basis points from the six months ended June 30, 2020, and net interest spread was 0.53 percent for the six months ended June 30, 2021, a 35-basis-point increase from the same period in 2020. The increase in both net interest spread and net interest margin mainly reflect significant improvement in funding costs relative to the same period in 2020, during which a substantial amount of short-term debt issued prior to the FOMC’s combined 150 basis point rate cuts in March 2020 remained outstanding through May 2020, resulting in sharp, temporary margin compression.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$15,880,582	$47,462	1.20%	$32,362,615	$104,982	1.30%
Interest-bearing deposits	653,971	10	0.01	1,351,418	385	0.11
Securities purchased under agreements to resell	925,846	168	0.07	1,569,231	213	0.05
Federal funds sold	2,813,088	482	0.07	3,006,857	424	0.06
Investment securities(2)	12,396,086	26,614	0.86	11,781,608	44,944	1.53
Mortgage loans (2)(3)	3,582,506	23,007	2.58	4,504,857	33,333	2.98
Total interest-earning assets	36,252,079	97,743	1.08	54,576,586	184,281	1.36
Other non-interest-earning assets	174,445			345,664
Fair-value adjustments on investment securities	365,244			438,037
Total assets	$36,791,768	$97,743	1.07%	$55,360,287	$184,281	1.34%
Liabilities and capital
Consolidated obligations
Discount notes	$10,490,710	$683	0.03%	$25,234,744	$47,582	0.76%
Bonds	22,470,044	53,684	0.96	25,777,748	94,256	1.47
Other interest-bearing liabilities	989,592	55	0.02	907,818	96	0.04
Total interest-bearing liabilities	33,950,346	54,422	0.64	51,920,310	141,934	1.10
Other non-interest-bearing liabilities	160,798			347,615
Total capital	2,680,624			3,092,362
Total liabilities and capital	$36,791,768	$54,422	0.59%	$55,360,287	$141,934	1.03%
Net interest income		$43,321			$42,347
Net interest spread			0.44%			0.26%
Net interest margin			0.48%			0.31%

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$16,755,115	$104,747	1.26%	$33,662,386	$274,479	1.64%
Interest-bearing deposits	612,285	94	0.03	1,396,329	5,354	0.77
Securities purchased under agreements to resell	819,072	292	0.07	2,901,385	14,574	1.01
Federal funds sold	2,993,519	1,096	0.07	4,030,874	17,141	0.86
Investment securities(2)	11,229,805	67,684	1.22	11,393,989	85,023	1.50
Mortgage loans (2)(3)	3,707,510	48,144	2.62	4,512,644	70,179	3.13
Other earning assets	—	—	—	8,242	47	1.15
Total interest-earning assets	36,117,306	222,057	1.24	57,905,849	466,797	1.62
Other non-interest-earning assets	246,026			300,577
Fair-value adjustments on investment securities	420,492			340,320
Total assets	$36,783,824	$222,057	1.22%	$58,546,746	$466,797	1.60%
Liabilities and capital
Consolidated obligations
Discount notes	$10,892,499	$3,085	0.06%	$29,216,769	$175,064	1.20%
Bonds	21,936,539	115,285	1.06	25,015,034	217,803	1.75
Other interest-bearing liabilities	1,001,800	108	0.02	846,810	1,232	0.29
Total interest-bearing liabilities	33,830,838	118,478	0.71	55,078,613	394,099	1.44
Other non-interest-bearing liabilities	240,431			296,171
Total capital	2,712,555			3,171,962
Total liabilities and capital	$36,783,824	$118,478	0.65%	$58,546,746	$394,099	1.35%
Net interest income		$103,579			$72,698
Net interest spread			0.53%			0.18%
Net interest margin			0.58%			0.25%
_________________________
(1)    Yields are annualized.
(2)    The average balances are reflected at amortized cost.
(3)    Non-accrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and six months ended June 30, 2021 and 2020. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended June 30, 2021 vs. 2020			For the Six Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(49,823)	$(7,697)	$(57,520)	$(115,898)	$(53,833)	$(169,731)
Interest-bearing deposits	(128)	(247)	(375)	(1,941)	(3,319)	(5,260)
Securities purchased under agreements to resell	(103)	58	(45)	(6,225)	(8,057)	(14,282)
Federal funds sold	(29)	87	58	(3,525)	(12,520)	(16,045)
Investment securities	2,235	(20,565)	(18,330)	(1,209)	(16,130)	(17,339)
Mortgage loans	(6,277)	(4,049)	(10,326)	(11,448)	(10,587)	(22,035)
Other earning assets	—	—	—	(24)	(24)	(48)
Total interest income	(54,125)	(32,413)	(86,538)	(140,270)	(104,470)	(244,740)
Interest expense
Consolidated obligations
Discount notes	(17,682)	(29,217)	(46,899)	(68,271)	(103,708)	(171,979)
Bonds	(10,962)	(29,610)	(40,572)	(24,287)	(78,231)	(102,518)
Other interest-bearing liabilities	8	(49)	(41)	191	(1,315)	(1,124)
Total interest expense	(28,636)	(58,876)	(87,512)	(92,367)	(183,254)	(275,621)
Change in net interest income	$(25,489)	$26,463	$974	$(47,903)	$78,784	$30,881

Average Balance of Advances Outstanding

The average balance of total advances decreased $16.9 billion, or 50.2 percent, for the six months ended June 30, 2021, compared with the same period in 2020. We believe it is likely that advances balances will remain for some time at a level that is significantly lower than that of the past several years, and could decline further, due to high levels deposits relative to loans among our members as well as acquisitions of borrowing members by institutions ineligible for membership with the Bank.

For the six months ended June 30, 2021 and 2020, net prepayment fees on advances were $12.0 million and $5.0 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances in the 2020 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $3.9 billion, or 46.9 percent, for the six months ended June 30, 2021, compared with the same period in 2020, as liquidity needs were sharply lower in the first six months of 2021 as compared to the first six months of 2020 amid much lower advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the sharp decrease in the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold decreased from 0.86 percent during the six months ended June 30, 2020, to 0.07 percent during the six months ended June 30, 2021, while average yields on securities purchased under agreements to resell decreased from 1.01 percent for the six months ended June 30, 2020, to 0.07 percent for the six months ended June 30, 2021.

Average investment-securities balances decreased $164.2 million, or 1.4 percent for the six months ended June 30, 2021, compared with the same period in 2020.

Average Balance of COs

Average CO balances decreased $21.4 billion, or 39.5 percent, for the six months ended June 30, 2021, compared with the same period in 2020, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This overall decrease consisted of declines of $18.3 billion in CO discount notes and $3.1 billion in CO bonds.

The average balance of CO discount notes represented approximately 33.2 percent of total average COs during the six months ended June 30, 2021, compared with 53.9 percent of total average COs during the six months ended June 30, 2020. The average balance of CO bonds represented 66.8 percent and 46.1 percent of total average COs outstanding during the six months ended June 30, 2021 and 2020, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, and debt instruments that qualify for hedge accounting. The fair value gains and losses of derivatives and hedged items designated in fair-value hedge relationships are also recognized as interest income or interest expense. We enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and to achieve our risk-management objectives. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net income when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin, as well as other income, should be viewed in the overall context of our risk-management strategy.

Table 5 below provides a summary of the impact of derivatives and hedging activities on our earnings, excluding derivatives that are economically hedging trading securities and not designated in qualifying fair-value hedge relationships. Table 6 below provides a summary of the impact on our earnings from economically hedged trading securities and the associated derivatives.

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended June 30, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(705)	$—	$(347)	$(757)	$—	$(1,809)
(Losses) gains on designated fair-value hedges	(245)	(4,098)	—	66	—	(4,277)
Net interest settlements on derivatives	(16,042)	(29,847)	—	16,000	—	(29,889)
Total net interest income	(16,992)	(33,945)	(347)	15,309	—	(35,975)

Net gains on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	30	—	—	—	—	30
Mortgage delivery commitments	—	—	253	—	—	253
Net gains on derivatives and hedging activities	30	—	253	—	—	283

Total net effect of derivatives and hedging activities	$(16,962)	$(33,945)	$(94)	$15,309	$—	$(35,692)

	For the Three Months Ended June 30, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(493)	$—	$(504)	$(947)	$—	$(1,944)
Gains (losses) on designated fair-value hedges	1,170	353	—	(877)	—	646
Net interest settlements on derivatives	(14,683)	(20,459)	—	7,040	—	(28,102)
Total net interest income	(14,006)	(20,106)	(504)	5,216	—	(29,400)

Net gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	140	—	—	—	—	140
Mortgage delivery commitments	—	—	632	—	—	632
Net gains on derivatives and hedging activities	140	—	632	—	—	772

Total net effect of derivatives and hedging activities	$(13,866)	$(20,106)	$128	$5,216	$—	$(28,628)

	For the Six Months Ended June 30, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,404)	$—	$(828)	$(1,402)	$—	$(3,634)
Gains on designated fair-value hedges	773	3,515	—	299	—	4,587
Net interest settlements on derivatives	(31,867)	(51,784)	—	23,470	—	(60,181)
Total net interest income	(32,498)	(48,269)	(828)	22,367	—	(59,228)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	36	—	—	(19)	(148)	(131)
CO Bond firm commitment	—	—	—	19	—	19
Mortgage delivery commitments	—	—	(433)	—	—	(433)
Net gains (losses) on derivatives and hedging activities	36	—	(433)	—	(148)	(545)

Total net effect of derivatives and hedging activities	$(32,462)	$(48,269)	$(1,261)	$22,367	$(148)	$(59,773)

	For the Six Months Ended June 30, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(830)	$—	$(780)	$(1,835)	$—	$(3,445)
Losses on designated fair-value hedges	(1,317)	(8,588)	—	(1,377)	—	(11,282)
Net interest settlements on derivatives	(17,308)	(29,557)	—	9,996	—	(36,869)
Total net interest income	(19,455)	(38,145)	(780)	6,784	—	(51,596)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(64)	—	—	—	—	(64)
Mortgage delivery commitments	—	—	570	—	—	570
Net (losses) gains on derivatives and hedging activities	(64)	—	570	—	—	506

Total net effect of derivatives and hedging activities	$(19,519)	$(38,145)	$(210)	$6,784	$—	$(51,090)
_____________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.

Economically Hedged Trading Securities

We maintain a portfolio of economically hedged trading securities consisting of U.S Treasury obligations, which totaled $2.5 billion at June 30, 2021. Because these securities are not designated in qualifying fair-value hedge relationships, the income statement impacts of the economic hedge relationships appear within multiple line items of our income statement. Table 6 presents the net impact to our earnings arising from these economically hedged trading securities.

Table 6 - Economically Hedged Trading Securities (1)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Net interest settlements on trading securities	$15,052	$21,546	$32,268	$39,004

Net unrealized (losses) gains on trading securities	(14,616)	(18,861)	(29,477)	27,612

Net gains (losses) on derivatives and hedging activities
Net interest settlements on derivatives	(5,628)	(11,964)	(12,778)	(14,242)
Change in fair value of derivatives	5,791	10,021	12,916	(40,066)
Price alignment interest (2)	1	10	6	83
Total net impact of economically hedged trading securities	$600	$752	$2,935	$12,391
_____________________
(1)    Includes only trading securities that are economically hedged with an associated derivative.
(2)    Represents the amount for derivatives for which variation margin, or payments made for the changes in the market value of the transaction, is characterized as a daily settlement amount.

FINANCIAL CONDITION

Advances

At June 30, 2021, the advances portfolio totaled $15.2 billion, a decrease of $3.6 billion compared with $18.8 billion at December 31, 2020. The demand for advances experienced further reduction during the quarter, as member deposit levels continued to be elevated.

Table 7 - Advances Outstanding by Product Type
(dollars in thousands)

	June 30, 2021		December 31, 2020
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$8,697,804	57.5%	$9,839,714	52.6%
Short-term	1,892,365	12.5	4,180,412	22.3
Putable	1,788,425	11.8	1,874,925	10.0
Amortizing	574,703	3.8	667,506	3.6
Overnight	73,670	0.5	170,045	0.9
All other fixed-rate advances	10,000	0.1	10,000	0.1
	13,036,967	86.2	16,742,602	89.5

Variable-rate advances
Simple variable (1)	2,066,675	13.7	1,906,575	10.2
All other variable-rate indexed advances	13,083	0.1	55,335	0.3
	2,079,758	13.8	1,961,910	10.5
Total par value	$15,116,725	100.0%	$18,704,512	100.0%
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

Table 8 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of June 30, 2021
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	210	$10,127,709	$92,450,364	912.8%
Category-2	13	326,655	812,934	248.9
Category-3	14	287,459	497,828	173.2
Insurance companies	23	4,374,902	5,969,597	136.5
Total	260	$15,116,725	$99,730,723	659.7%

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

We have not recorded any allowance for credit losses on advances at June 30, 2021, and December 31, 2020, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 4 — Advances.

Table 9 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	June 30, 2021
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$2,100,000	13.9%	1.81%
Voya Retirement Insurance and Annuity Company	875,000	5.8	0.45
Salem Five Cents Savings Bank	595,410	3.9	0.27
People's United Bank, National Association	569,874	3.8	0.38
East Boston Savings Bank	560,625	3.7	2.44
Total of top five advance-borrowing institutions	$4,700,909	31.1%

	December 31, 2020
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,680,000	9.0%	1.90%
Voya Retirement Insurance and Annuity Company	795,000	4.3	0.53
Metropolitan Property & Casualty Insurance Company	700,000	3.7	0.38
Salem Five Cents Savings Bank	620,316	3.3	0.30
East Boston Savings Bank	610,625	3.3	2.33
Total of top five advance-borrowing institutions	$4,405,941	23.6%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2021, investment securities and short-term money-market instruments totaled $16.1 billion, an increase from $13.3 billion at December 31, 2020.

Short-term money-market investments decreased $791.0 million to $2.5 billion at June 30, 2021, compared with December 31, 2020. The decrease was attributable to a $492.0 million decrease in federal funds sold and a $299.0 million decrease in interest bearing deposits.

Investment securities increased $3.5 billion to $13.5 billion at June 30, 2021, compared with December 31, 2020. This was attributable to increases of $2.3 billion in U.S. Treasury obligations and $1.2 billion in MBS.

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

Table 10 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of June 30, 2021
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$—	$—
Securities purchased under agreements to resell	—	500,000	250,000	—
Federal funds sold	—	100,000	1,668,000	—
Total money-market instruments	—	600,150	1,918,000	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,922,682	—	—
Corporate bonds	—	—	—	5,436
U.S. government-owned corporations	—	308,803	—	—
GSE	—	127,985	—	—
Supranational institutions	415,322	—	—	—
HFA securities	44,696	41,381	—	—
Total non-MBS	460,018	6,400,851	—	5,436

MBS:
U.S. government guaranteed - single-family	—	32,145	—	—
U.S. government guaranteed - multifamily	—	181,135	—	—
GSE – single-family	—	1,562,605	—	—
GSE – multifamily	—	4,892,771	—	—
Total MBS	—	6,668,656	—	—

Total investment securities	460,018	13,069,507	—	5,436

Total investments	$460,018	$13,669,657	$1,918,000	$5,436
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2021. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, we may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 11 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	June 30, 2021	December 31, 2020
Interest bearing deposits	$150	$299,149
Federal funds sold	1,768,000	2,260,000
Supranational institutions	415,322	430,069
U.S. government-owned corporations	308,803	322,061
GSEs	127,985	134,992

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2020 Annual Report.

As of June 30, 2021, our mortgage loan investment portfolio totaled $3.5 billion, a decrease of $459.7 million from December 31, 2020. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. In addition, prepayment activity in the three months ended June 30, 2021, has been elevated and has outpaced our purchases of mortgage loans, a trend we expect to continue through 2021. For additional information, see Legislative and Regulatory Developments.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2020 Annual Report. For information on the credit performance of our mortgage loan portfolio as of June 30, 2021, see Item I — Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 12.

Table 12 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2021	December 31, 2020
Massachusetts	62%	62%
Maine	10	10
Connecticut	8	8
All others	20	20
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 13 - Delinquent Mortgage Loans
(dollars in thousands)

	June 30, 2021	December 31, 2020
Total par value of government loans past due 90 days or more and still accruing interest	$8,809	$5,472
Nonaccrual loans, par value	36,955	74,348
Troubled debt restructurings (not included above)	6,033	6,095

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of June 30, 2021, we were the beneficiary of PMI coverage of $85.6 million on $327.4 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $328.2 million and $161.2 million as of June 30, 2021, and December 31, 2020, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $19.1 million and $24.1 million as of June 30, 2021, and December 31, 2020, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2021, and December 31, 2020. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 14 - Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			June 30, 2021		December 31, 2020
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,076,210	$(14,931)	$4,532,123	$(21,870)
	Swaps	Economic	654,800	(33,906)	670,300	(44,466)
Total associated with advances			4,731,010	(48,837)	5,202,423	(66,336)
Available-for-sale securities	Swaps	Fair value	8,543,867	39,238	3,735,362	33,751
Trading securities	Swaps	Economic	2,500,000	14,678	3,550,000	19,669
COs	Swaps	Fair value	9,879,665	(47,503)	1,692,990	(3,443)
	Swaps	Economic	15,000	1	—	—
	Forward starting swaps	Cash Flow	637,000	(1,243)	17,000	(14)
Total associated with COs			10,531,665	(48,745)	1,709,990	(3,457)
Balance Sheet	Swaps	Economic	—	—	1,316,522	29
Total			26,306,542	(43,666)	15,514,297	(16,344)
CO bond firm commitments			15,000	(1)	—	—
Mortgage delivery commitments			7,971	29	28,386	220
Total derivatives			$26,329,513	(43,638)	$15,542,683	(16,124)
Accrued interest				(62,811)		(62,464)
Cash collateral, including related accrued interest				415,476		215,764
Net derivatives				$309,027		$137,176

Derivative asset				$328,171		$161,238
Derivative liability				(19,144)		(24,062)
Net derivatives				$309,027		$137,176
 _______________________
(1)    As of June 30, 2021, and December 31, 2020, embedded derivatives separated from certain advance contracts with notional amounts of $654.8 million and $670.3 million, respectively, and fair values of $33.9 million and $44.5 million, respectively, are not included in the table.
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

Tables 15 and 16 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $14.0 billion, representing 53.0 percent of all derivatives outstanding as of June 30, 2021. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 15 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity
(dollars in thousands)

	As of June 30, 2021
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Benchmark Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,221,515	$(7,946)	$1,221,515	$7,894	1.89%	0.12%	1.43%	0.58%
Due after one year through two years	622,260	(13,119)	622,260	13,040	2.00	0.14	1.59	0.55
Due after two years through three years	317,400	(11,259)	317,400	11,121	2.20	0.11	1.66	0.65
Due after three years through four years	971,425	(9,950)	971,425	9,893	1.38	0.10	0.65	0.83
Due after four years through five years	215,360	(866)	215,360	855	1.25	0.13	0.70	0.68
Thereafter	728,250	(8,069)	728,250	7,920	1.68	0.10	1.07	0.71
Total	$4,076,210	$(51,209)	$4,076,210	$50,723	1.74%	0.11%	1.18%	0.67%
_______________________
(1)    Not included in the fair value is $36.3 million of variation margin, or payments made for changes in the market value of the derivatives position, paid or received for daily settled contracts.
(2)    Included in the advances hedged amount are $1.1 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.
(3)    The benchmark fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2021.

Table 16 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity
(dollars in thousands)

	As of June 30, 2021
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Benchmark Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$457,445	$2,206	$457,445	$(2,214)	1.93%	1.89%	0.05%	0.09%
Due after one year through two years	361,220	3,968	361,220	(3,964)	1.02	1.08	0.11	0.05
Due after two years through three years	415,000	(809)	415,000	811	0.38	0.38	0.02	0.02
Due after three years through four years	1,795,000	(3,109)	1,795,000	3,115	0.59	0.59	0.02	0.02
Due after four years through five years	3,948,000	(17,759)	3,948,000	17,765	0.72	0.71	0.03	0.04
Thereafter	2,903,000	(30,730)	2,903,000	29,971	1.24	1.09	0.04	0.19
Total	$9,879,665	$(46,233)	$9,879,665	$45,484	0.90%	0.85%	0.04%	0.09%
_______________________
(1)    Not included in the fair value is $1.3 million of variation margin, or payments made for changes in the market value of the derivatives position, paid or received for daily settled contracts.
(2)    Included in the CO bonds hedged amount are $8.7 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.
(3)    The benchmark fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, which is either LIBOR or OIS based on the federal funds effective rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2021.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives from counterparties with whom we are in a current positive fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in Table 17 below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty.

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

Table 17 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of June 30, 2021
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Interest-rate swaps
Uncleared derivatives - Single-A	$9,599,650	$(80,893)	$64,942	$19,833	$3,882
Cleared derivatives	15,523,517	(15,617)	340,803	—	325,186
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	25,123,167	(96,510)	405,745	19,833	329,068

Mortgage delivery commitments (2)	7,971	34	—	—	34
Total	$25,131,138	$(96,476)	$405,745	$19,833	$329,102

Derivative positions without credit exposure: (3)
CO bond firm commitments	$15,000
Single-A	1,173,375
Triple-B	10,000
Total derivative positions without credit exposure	$1,198,375
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

We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Certain of our investment securities and derivatives, and certain collateral pledged to us, are indexed to LIBOR with exposure extending beyond December 31, 2021. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we have developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We are planning for the eventual replacement of the LIBOR benchmark interest rate, with SOFR as the dominant replacement benchmark. As a result, we have developed a LIBOR transition plan, which addresses considerations such as LIBOR exposure, contract “fallback” language (which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement), operational preparedness, and balance sheet management, as well as contingencies for the potential unavailability of the index prior to December 31, 2021.

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

We worked with the other FHLBanks and the Office of Finance to transition our floating-rate note issuance from LIBOR. The Bank has participated in the FHLBank System’s issuances of SOFR-indexed COs as our funding needs require since the FHLBank System began issuing such COs in November 2018. Market activity in SOFR-indexed financial instruments continues to increase. During the six months ended June 30, 2021, we issued $1.0 billion in SOFR-indexed COs. In October 2019, the Bank began to offer a SOFR-based advance. During the six months ended June 30, 2021, we issued $3.4 billion in SOFR-indexed advances.

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

On October 16, 2020, the clearing houses CME and LCH transitioned the rate for discounting all U.S. Dollar interest rate cleared swaps from the Effective Fed Funds Rate to SOFR. On October 21, 2020, we adhered to the ISDA 2020 IBOR Fallbacks Protocol, a multilateral mechanism that, effective January 25, 2021, through a Supplement to the ISDA 2006 Definitions (the Supplement), amended our legacy bilateral, over-the-counter LIBOR-based interest rate swaps to substitute SOFR for LIBOR as the benchmark rate following the cessation of LIBOR or if LIBOR is declared by the FCA to be no longer representative of the underlying market and economic reality that it is intended to measure.

On November 30, 2020, the Federal Reserve, the Office of the Comptroller of the Currency (OCC), and the Federal Deposit Insurance Corporation (FDIC) issued a joint statement encouraging banks to cease entering into new contracts that use U.S.

dollar LIBOR as a reference rate as soon as practicable and no later than December 31, 2021. On March 5, 2021, the FCA announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation dates and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial Conduct Authority’s announcement on March 5, 2021 constitutes an index cessation event under the ISDA 2020 IBOR Fallbacks Protocol and the Supplement, and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement. See Legislative and Regulatory Developments for information on the 2021 ISDA Interest Rate Derivatives Definitions published by ISDA on June 11, 2021.

On July 1, 2021, the FHFA issued a Supervisory Letter regarding its expectations for an FHLBank’s use of alternative rates other than SOFR. The Supervisory Letter provides guidance on considerations, such as volume of underlying transactions, credit sensitivity, modeling risk and others, that an FHLBank should take into account prior to employing an alternative reference rate.

For further details see the following Risk Factors in our 2020 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms.

We have exposures to advances, investment securities and derivatives with interest rates indexed to U.S. dollar LIBOR. All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023. Table 18 presents our exposure to LIBOR-indexed advances, investment securities, and LIBOR-indexed derivatives, at June 30, 2021.

Table 18 - Financial Instruments with LIBOR Exposure at June 30, 2021
(dollars in thousands)

	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates in 2023, through June 30	Due/Terminates after June 30, 2023	Total
Assets with LIBOR exposure
Advances, par amount by redemption term(1)	$12,600	$—	$—	$—	$12,600
Investment securities, par amount by contractual maturity
Non-MBS	—	—	3,914	25,405	29,319
MBS(2)	—	9	—	851,048	851,057
Total investment securities	—	9	3,914	876,453	880,376
Total financial instruments	$12,600	$9	$3,914	$876,453	$892,976

LIBOR-indexed interest-rate swaps, notional amount
Receive leg
Cleared	$511,790	$70,625	$15,000	$42,750	$640,165
Uncleared	71,100	221,000	546,600	435,900	1,274,600
Total interest-rate swaps, receive leg	$582,890	$291,625	$561,600	$478,650	$1,914,765

Pay leg
Cleared	$177,445	$137,220	$—	$—	$314,665
Uncleared	175,000	—	—	—	175,000
Total interest-rate swaps, pay leg	$352,445	$137,220	$—	$—	$489,665
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

The following table presents our variable rate advances, investment securities, and CO bonds by interest-rate index at June 30, 2021.

Table 19 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$12,600	$29,319	$851,057	$—
SOFR	800,000	—	589,646	4,877,000
FHLBank discount note auction rate	1,267,158	—	—	—
Constant Maturity Treasury	—	—	51,292	—
Other	—	—	112	—
Total	$2,079,758	$29,319	$1,492,107	$4,877,000

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

During the six months ended June 30, 2021, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. As we entered March 2020, markets were disrupted by uncertainty surrounding the COVID-19 pandemic, spurring two FOMC actions to reduce the federal funds target rate by a total of 150 basis points. At that time, our short-term funding was generally driven by increased member demand for advances and was achieved primarily through the issuance of discount notes and short-term CO bonds. We maintained liquidity through short-term investments and U.S. Treasury securities in compliance with guidance from the FHFA. Maintaining liquidity on our balance sheet, however, can expose us to additional interest-rate risk, which could reduce net interest income when interest rates decline, as was the case during the six months ended June 30, 2020, during which a substantial amount of short-term debt issued prior to the FOMC’s combined 150 basis point rate cuts in March 2020 remained outstanding through May 2020, resulting in sharp, temporary margin compression.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2021.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the six months ended June 30, 2021.

Table 20 - Projected Net Cash Flow
(dollars in thousands)

As of June 30, 2021
21 Days
Uses of funds
Interest payable	$15,329
Maturing liabilities	4,347,706
Committed asset settlements	5,604
Capital outflow	34,470
MPF delivery commitments	7,971
Other	28,535
Gross uses of funds	4,439,615

Sources of funds
Interest receivable	38,695
Maturing or projected amortization of assets	4,168,355
Committed liability settlements	834,908
Cash and due from banks and interest bearing deposits	496,787
Gross sources of funds	5,538,745

Projected net cash flow	$1,099,130

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

We were in compliance with these additional liquidity requirements at all times during the six months ended June 30, 2021.

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

Additionally, the Bank is exposed to refinancing risk due to the fact that, over certain time horizons, it has more liabilities than assets maturing. In order to manage the Bank’s refinancing risk, we maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected mortgage-related prepayment activity. We measure this difference, or gap, as a percentage of total assets under two different measurement horizons - three months and one year. In conformity with the provisions of the Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 21 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average June 30, 2021	Three-Month Average December 31, 2020
3-month Funding Gap	15%	13%	4.1%	(0.9)%
1-year Funding Gap	30%	25%	5.4%	9.8%
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

Debt Financing — Consolidated Obligations

At June 30, 2021, and December 31, 2020, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $31.8 billion and $34.3 billion, respectively. CO bonds outstanding for which we are primarily liable at June 30, 2021, and December 31, 2020, include issued callable bonds totaling $9.3 billion and $1.7 billion, respectively.

CO discount notes comprised 26.3 percent and 37.5 percent of the outstanding COs for which we are primarily liable at June 30, 2021, and December 31, 2020, respectively, but accounted for 93.9 percent and 89.3 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2021 and 2020, respectively.

Overall, we continued to experience demand for COs among investors. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. For most of the period covered by this report, COs were issued at yields that were historically competitive versus U.S. Treasury securities. COs continue to be issued at yields that are at or lower than LIBOR and SOFR for comparable short-term maturities, although the relevance of LIBOR in relation to COs is waning.

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

Capital

Total capital at June 30, 2021, was $2.6 billion compared with $2.8 billion at year-end 2020.

Capital stock decreased by $186.1 million during the six months ended June 30, 2021, resulting from capital stock repurchases of $282.7 million offset by the issuance of $98.2 million of capital stock.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2021, as discussed in Item 1 — Notes to the Financial Statements — Note 10 — Capital.

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

Table 22 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	June 30, 2021	December 31, 2020
Past redemption date (1)	$5,238	$5,558
Due in one year or less	92	—
Due after one year through two years	20	93
Due after two years through three years	10	40
Due after three years through four years	435	—
Due after four years through five years	1,637	581
Thereafter (2)	—	10
Total	$7,432	$6,282
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

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 23, 2021, the Director of the FHFA notified us that, based on March 31, 2021 financial information, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our internal minimum capital requirement in excess of regulatory requirements, minimum retained earnings target, and limitations on dividends.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model

(together, our internal minimum capital requirement). As of June 30, 2021, this internal minimum capital requirement equaled $1.9 billion, which was satisfied by our actual regulatory capital of $2.6 billion.

Minimum Retained Earnings Target

At June 30, 2021, we had total retained earnings of $1.5 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 23 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2021	$436,160	$617,839	$1,054,020	$1,088,490	$34,470
December 31, 2020	420,238	762,379	1,182,638	1,273,454	90,816
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

We initiated daily repurchases of excess capital stock in 2017, in order to facilitate our ability to maintain a prudent level of capitalization and an efficient capital structure, while providing for an equitable allocation of excess stock ownership among members. As discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2020 Annual Report, until May 18, 2021, we conducted daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. Beginning with daily excess stock repurchases on May 18, 2021, the calculation of daily stock repurchases changed such that we currently conduct daily repurchases of excess stock from any shareholder whose excess stock exceeds the lesser of $3 million or 3 percent of the shareholder’s total stock investment requirement, subject to the minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to make adjustments to our excess stock repurchase practices subject to notice requirements defined in our Capital Plan, or to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

Restricted Retained Earnings

At June 30, 2021, our restricted retained earnings amount was $368.4 million, which exceeds the required contribution to the restricted retained earnings account of $329.8 million. Accordingly, no allocation of net income was made to restricted retained earnings in the second quarter of 2021 and no further allocations of net income into restricted retained earnings are required until such time as the contribution requirement exceeds the balance of restricted retained earnings.

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

As of June 30, 2021, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

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

LIBOR Transition

2021 ISDA Definitions. On June 11, 2021, ISDA published the 2021 ISDA Interest Rate Derivatives Definitions (2021 ISDA Definitions), which will update and consolidate the frequently supplemented 2006 ISDA Definitions as the standard definitions for cleared and uncleared interest rate derivatives. The 2021 ISDA Definitions incorporate prior supplements to the 2006 ISDA Definitions in addition to other changes made to conform to updates in market practice and regulation. Both the 2006 ISDA Definitions as supplemented effective January 25, 2021, and the 2021 ISDA Definitions contain ISDA-recommended fallbacks for interest rate derivatives referencing an Interbank Offered Rate, including U.S. Dollar LIBOR. ISDA has announced that implementation of the 2021 ISDA Definitions is expected to take place for clearing houses, trading venues and other market infrastructures between October 1-4, 2021. While the FHLBanks may continue to use the current 2006 ISDA Definitions, ISDA will not incorporate any further supplements following implementation of the 2021 ISDA Definitions.

The Bank is considering using the 2021 ISDA Definitions for future derivatives transactions. The Bank does not expect the implementation of the 2021 ISDA Definitions to have a material effect on its financial condition or results of operations. For a discussion of the potential impact of the LIBOR transition, refer to Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary and Item 1A — Risk Factors in the 2020 Annual Report.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

Federal Reserve Board Extends Paycheck Protection Program Liquidity Facility. On June 25, 2021, the Federal Reserve Board announced a final extension of its Paycheck Protection Program Liquidity Facility (PPPLF) by an additional month to July 30, 2021. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions. The extension allowed additional processing time for banks, community development financial institutions, and other financial institutions to pledge to the facility any PPP loans approved by the SBA through the June 30, 2021 expiration of the PPP program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the executive branch, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National

Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the U.S. Congress has enacted and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Other Legislative Matters

Affordable Housing and Community Investment. Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under law. The FHLBanks are actively monitoring these proposals.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at June 30, 2021, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $8.1 billion, compared with $10.0 billion at December 31, 2020);
•the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at June 30, 2021, and December 31, 2020 fixed-rate callable debt not hedged by interest-rate swaps amounted to $760.0 million and $1.2 billion, respectively);
•the issuance of CO bonds together with interest-rate swaps (either cleared if no optionality or uncleared if containing optionality) that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $9.7 billion, or 41.5 percent of our total outstanding CO bonds at June 30, 2021, compared with $1.7 billion, or 7.9 percent of total outstanding CO bonds, at December 31, 2020);
•the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $4.7 billion, or 31.3 percent of our total outstanding advances at June 30, 2021, compared with $5.2 billion, or 27.8 percent of total outstanding advances, at December 31, 2020);
•the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $8.5 billion, or 82.0 percent of our total outstanding available-for-sale securities at June 30, 2021, compared with $3.7 billion, or 66.9 percent of total outstanding available-for-sale securities, at December 31, 2020);
•contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and
•the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at June 30, 2021, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $637.0 million compared to $17.0 million at December 31, 2020).

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
•the duration gap of our assets and liabilities, which is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities are matched; and
•the use of an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and basis changes.

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

Table 24 - Interest-Rate / Market-Rate Risk Metrics

	June 30, 2021	December 31, 2020	Target, Limit or Management Action Trigger
MVE	$2.5 billion	$2.7 billion	None
MVE/BVE	96%	96%	None
MVE/Par Stock	234%	210%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	7.0%	6.8%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR(1)	N/A	$204.0 million	Maintain below $350.0 million (management action trigger)
	8.3% of MVE	N/A	Maintain below 12 percent of MVE (management action trigger)
Duration of Equity (2)(3)	+4.26 years	+5.47 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (2)(4)
Down 200 basis point parallel rate shock	12.9%	7.8%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(7.2)%	(6.1)%
Duration Gap (2)(5)	+3.60 months	+4.49 months	None
_______________________
(1)    In the second quarter of 2021, in order to make the management action trigger for VaR consistent with other management action triggers and align it with our capital levels, the board of directors approved a change in the management action trigger for VaR, at which time we eliminated the prior management action trigger of maintaining VaR below $350 million and replaced it with a new management action trigger of maintaining VaR below 12 percent of MVE.
(2)    Metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. For purposes of measuring against the management action triggers and limits, management considers an alternative methodology which does not constrain interest rates to a minimum of zero percent.
(3)    Using the methodology which does not constrain interest rates to a minimum of zero percent, duration of equity is +2.47 years as of June 30, 2021, and +1.61 years as of December 31, 2020.
(4)    Using the methodology which does not constrain interest rates to a minimum of zero percent. MVE sensitivity in a down 200 basis point parallel rate shock is +3.7 percent as of June 30, 2021, and +1.8 percent as of December 31, 2020, and MVE sensitivity in an up 200 basis point parallel rate shock is (7.2) percent as of June 30, 2021, and (6.0) percent as of December 31, 2020.
(5)    Using the methodology which does not constrain interest rates to a minimum of zero percent, duration gap is +2.09 months as of June 30, 2021, and +1.32 months as of December 31, 2020.

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

Under the guidance, the interest-rate and market price scenarios that we incorporate into our internal market risk model are satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in the guidance; (3) the scenarios encompass shocks to interest-rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to OAS. Our VaR model results reported as of June 30, 2021, satisfy all of these requirements by utilizing interest rate, volatility and OAS shocks provided by the FHFA.

The table below presents the VaR estimate as of June 30, 2021, and December 31, 2020, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above.

Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 25 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2021		December 31, 2020
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	2.88%	$73.2	1.52%	$40.5
75%	4.19	106.7	3.17	84.7
95%	6.09	155.0	5.31	141.6
99%	7.63	194.1	6.94	185.4

Average of five worst scenarios - as of period end	8.31	211.5	7.64	204.0
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and changes to basis risk. The income simulation metric is based on projections of adjusted net income divided by capital stock (including mandatorily redeemable capital stock). Projections of adjusted net income exclude a) projected prepayment of advances and prepayment penalties; b) loss on early extinguishment of debt; and c) changes in fair values from hedging activities. The changes in fair values of trading securities are included in the projections of adjusted net income. The simulations are solely based on simulated movements in interest rates and do not reflect potential impacts of credit events, including, but not limited to, potential provision for credit losses.

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a 12-month horizon in a variety of interest-rate shock scenarios limited to +/ – 200 basis points. The results of this analysis for June 30, 2021, showed in the base case our ROCS was 423 basis points over SOFR, and in the worst case, the down 200 basis points scenario, our ROCS fell 106 basis points to 317 basis points over SOFR. Our ROCS spread to SOFR remained above the management action trigger minimum during the second quarter of 2021.

Prior to the second quarter of 2021 the management action trigger was the projected return on regulatory capital (RORC) measured against the average yield on SOFR over a 12-month horizon in a variety of interest-rate shock scenarios. Prior to the first quarter of 2021, the management action trigger for RORC was measured against the average yield on three-month LIBOR over a 12-month horizon in a variety of interest-rate shock scenarios. For December 31, 2020, the results of this analysis showed in the base case our RORC was 122 basis points over three-month LIBOR, and in the worst case, the up 300 basis point scenario, our RORC fell 201 basis points to 79 basis points below three-month LIBOR.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 26 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	June 30, 2021
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,870	$2,873	$2,682	$2,545	$2,466	$2,362	$2,252
Percent change in MVE from base	12.8%	12.9%	5.4%	—%	(3.1)%	(7.2)%	(11.5)%
MVE/BVE	108%	108%	101%	96%	93%	89%	85%
MVE/Par Stock	264%	264%	246%	234%	227%	217%	207%
Duration of Equity	-0.19 years	+3.46 years	+5.87 years	+4.26 years	+3.78 years	+4.53 years	+4.86 years
Return on Capital Stock less SOFR	3.16%	3.17%	3.27%	4.23%	3.93%	3.51%	3.04%
Net income percent change from base	(26.27)%	(26.25)%	(23.91)%	—%	16.26%	29.53%	41.93%

	December 31, 2020
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,868	$2,878	$2,860	$2,669	$2,603	$2,507	$2,387
Percent change in MVE from base	7.5%	7.8%	7.2%	—%	(2.5)%	(6.1)%	(10.6)%
MVE/BVE	103%	103%	103%	96%	93%	90%	86%
MVE/Par Stock	225%	226%	225%	210%	204%	197%	187%
Duration of Equity	-0.22 years	-0.49 years	+3.68 years	+5.47 years	+3.07 years	+4.32 years	+4.86 years
Return on Regulatory Capital less 3-month LIBOR	1.22%	1.22%	1.23%	1.22%	0.58%	(0.09)%	(0.79)%
Net income percent change from base	(13.15)%	(13.04)%	(12.03)%	—%	24.29%	46.71%	67.07%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of June 30, 2021. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We describe our private-label MBS litigation in Part I – Item 3 – Legal Proceedings in the 2020 Annual Report. We continue to pursue related litigation against Moody’s Investors Service, Inc. and Moody’s Corporation in the New York Supreme Court.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 12, 2021	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
August 12, 2021	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer