Form 10-Q
period 2021-09-30
Federal Home Loan Bank of Boston
filed 2021-11-10
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________ .

Commission file number: 000-51402
FEDERAL HOME LOAN BANK OF BOSTON
(Exact name of registrant as specified in its charter)

Federally chartered corporation of the United States			04-6002575
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification number)

800 Boylston Street,	Boston	MA	02199
(Address of principal executive offices)			(Zip code)
(617) 292-9600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

		Shares outstanding as of October 31, 2021
Class A Stock, par value	$100	zero
Class B Stock, par value	$100	10,269,108

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$205,284	$2,050,028
Interest-bearing deposits	149	299,149
Securities purchased under agreements to resell	500,000	750,000
Federal funds sold	1,848,000	2,260,000
Investment securities:
Trading securities	1,759,851	3,605,079
Available-for-sale securities	12,132,257	6,220,148
Held-to-maturity securities (a)	164,167	207,162
Total investment securities	14,056,275	10,032,389
Advances	14,056,991	18,817,002
Mortgage loans held for portfolio, net of allowance for credit losses of $2,055 and $3,100 at September 30, 2021 and December 31, 2020, respectively	3,283,925	3,930,252
Accrued interest receivable	74,470	87,582
Derivative assets, net	356,261	161,238
Other assets	67,562	73,395
Total Assets	$34,448,917	$38,461,035
LIABILITIES
Deposits
Interest-bearing	$903,270	$977,994
Non-interest-bearing	67,462	110,993
Total deposits	970,732	1,088,987
Consolidated obligations (COs):
Bonds	25,097,469	21,471,590
Discount notes	5,554,103	12,878,310
Total consolidated obligations	30,651,572	34,349,900
Mandatorily redeemable capital stock	13,890	6,282
Accrued interest payable	59,159	61,918
Affordable Housing Program (AHP) payable	72,448	78,640
Derivative liabilities, net	21,401	24,062
Other liabilities	63,005	69,293
Total liabilities	31,852,207	35,679,082
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 10,282 shares and 12,672 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,028,177	1,267,172
Retained earnings:
Unrestricted	1,159,509	1,130,222
Restricted	368,420	368,420
Total retained earnings	1,527,929	1,498,642
Accumulated other comprehensive income	40,604	16,139
Total capital	2,596,710	2,781,953
Total Liabilities and Capital	$34,448,917	$38,461,035
_______________________________________
(a)   Fair values of held-to-maturity securities were $167,598 and $211,837 at September 30, 2021, and December 31, 2020, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Advances	$40,864	$71,218	$133,646	$340,695
Prepayment fees on advances, net	5,310	5,646	17,275	10,648
Interest-bearing deposits	13	271	107	5,625
Securities purchased under agreements to resell	68	239	360	14,813
Federal funds sold	672	275	1,768	17,416
Investment securities:
Trading securities	11,502	23,262	43,951	62,641
Available-for-sale securities	18,901	17,495	52,737	46,993
Held-to-maturity securities	598	1,760	1,997	17,906
Total investment securities	31,001	42,517	98,685	127,540
Mortgage loans held for portfolio	22,984	28,732	71,128	98,911
Other	—	—	—	47
Total interest income	100,912	148,898	322,969	615,695
INTEREST EXPENSE
Consolidated obligations:
Bonds	48,861	82,962	164,146	300,765
Discount notes	904	8,728	3,989	183,792
Total consolidated obligations	49,765	91,690	168,135	484,557
Deposits	23	26	73	891
Mandatorily redeemable capital stock	55	58	104	196
Other borrowings	4	6	13	235
Total interest expense	49,847	91,780	168,325	485,879
NET INTEREST INCOME	51,065	57,118	154,644	129,816
Reduction of provision for credit losses	(80)	(5,143)	(1,107)	(2,924)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	51,145	62,261	155,751	132,740
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(1,688)	—	(6,636)	—
Service fees	2,574	3,174	7,954	10,016
Net unrealized (losses) gains on trading securities	(11,094)	(19,603)	(40,536)	7,767
Net (losses) gains on derivatives	(387)	1,624	(788)	(52,095)
Realized net gain from sale of available-for-sale securities	—	26,210	—	26,210
Realized net gain from sale of held-to-maturity securities	—	6,680	—	47,413
Other, net	142	25	686	219
Total other (loss) income	(10,453)	18,110	(39,320)	39,530
OTHER EXPENSE
Compensation and benefits	10,374	9,970	31,073	31,596
Other operating expenses	5,923	5,782	17,787	17,788
Federal Housing Finance Agency (the FHFA)	957	947	2,871	2,841
Office of Finance	1,018	833	2,768	2,666
AHP voluntary contribution	1,234	—	6,023	—
Other	2,824	3,326	7,498	8,454
Total other expense	22,330	20,858	68,020	63,345
INCOME BEFORE ASSESSMENTS	18,362	59,513	48,411	108,925
AHP assessments	1,842	5,957	4,852	10,912
NET INCOME	$16,520	$53,556	$43,559	$98,013

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$16,520	$53,556	$43,559	$98,013
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(17,961)	52,286	17,931	82,208
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	—	50,407	—	76,036
Net unrealized gains relating to hedging activities	10,125	1,803	4,150	4,054
Pension and postretirement benefits	795	(92)	2,384	607
Total other comprehensive (loss) income	(7,041)	104,404	24,465	162,905
Comprehensive income	$9,479	$157,960	$68,024	$260,918

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020 (dollars and shares in thousands) (unaudited)
	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, JUNE 30, 2020	15,185	$1,518,515	$1,097,875	$357,709	$1,455,584	$(128,471)	$2,845,628
Comprehensive income			42,845	10,711	53,556	104,404	157,960
Proceeds from issuance of capital stock	4,566	456,556					456,556
Repurchase of capital stock	(3,802)	(380,212)					(380,212)
Cash dividends on capital stock			(18,845)		(18,845)		(18,845)
BALANCE, SEPTEMBER 30, 2020	15,949	$1,594,859	$1,121,875	$368,420	$1,490,295	$(24,067)	$3,061,087

BALANCE, JUNE 30, 2021	10,811	$1,081,057	$1,147,279	$368,420	$1,515,699	$47,645	$2,644,401
Comprehensive income			16,520	—	16,520	(7,041)	9,479
Proceeds from issuance of capital stock	490	49,047					49,047
Repurchase of capital stock	(934)	(93,369)					(93,369)
Shares reclassified to mandatorily redeemable capital stock	(85)	(8,558)					(8,558)
Cash dividends on capital stock			(4,290)		(4,290)		(4,290)
BALANCE, SEPTEMBER 30, 2021	10,282	$1,028,177	$1,159,509	$368,420	$1,527,929	$40,604	$2,596,710

BALANCE, DECEMBER 31, 2019	18,691	$1,869,130	$1,114,337	$348,817	$1,463,154	$(186,972)	$3,145,312
Cumulative effect of change in accounting principle			(7,530)	—	(7,530)	—	(7,530)
Comprehensive income			78,410	19,603	98,013	162,905	260,918
Proceeds from issuance of capital stock	20,325	2,032,462					2,032,462
Repurchase of capital stock	(23,063)	(2,306,298)					(2,306,298)
Shares reclassified to mandatorily redeemable capital stock	(4)	(435)					(435)
Partial recovery of prior capital distribution to Financing Corporation			3,726		3,726		3,726
Cash dividends on capital stock			(67,068)		(67,068)		(67,068)
BALANCE, SEPTEMBER 30, 2020	15,949	$1,594,859	$1,121,875	$368,420	$1,490,295	$(24,067)	$3,061,087

BALANCE, DECEMBER 31, 2020	12,672	$1,267,172	$1,130,222	$368,420	$1,498,642	$16,139	$2,781,953
Comprehensive income			43,559	—	43,559	24,465	68,024
Proceeds from issuance of capital stock	1,472	147,231					147,231
Repurchase of capital stock	(3,761)	(376,086)					(376,086)
Shares reclassified to mandatorily redeemable capital stock	(101)	(10,140)					(10,140)
Cash dividends on capital stock			(14,272)		(14,272)		(14,272)
BALANCE, SEPTEMBER 30, 2021	10,282	$1,028,177	$1,159,509	$368,420	$1,527,929	$40,604	$2,596,710

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$43,559	$98,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(2,576)	(18,302)
Reduction of provision for credit losses	(1,107)	(2,924)
Change in net fair-value adjustments on derivatives and hedging activities	169,079	(267,556)
Loss on early extinguishment of debt	6,636	—
Other adjustments, net	2,613	3,134
Realized net gain from sale of available-for-sale securities	—	(26,210)
Realized net gain from sale of held-to-maturity securities	—	(47,413)
Net change in:
Market value of trading securities	40,536	(7,767)
Accrued interest receivable	13,112	19,040
Other assets	(3,547)	885
Accrued interest payable	(2,758)	(20,986)
Other liabilities	(9,085)	(9,925)
Total adjustments	212,903	(378,024)
Net cash provided by (used in) operating activities	256,462	(280,011)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	74,798	893,640
Securities purchased under agreements to resell	250,000	1,750,000
Federal funds sold	412,000	572,000
Trading securities:
Proceeds	1,804,692	1,426,057
Purchases	—	(3,293,082)
Available-for-sale securities:
Proceeds	779,323	1,454,914
Purchases	(6,860,594)	—
Held-to-maturity securities:
Proceeds	43,635	487,314
Advances to members:
Repaid	30,610,885	225,147,120
Originated	(25,920,816)	(217,384,347)
Mortgage loans held for portfolio:
Proceeds	997,159	894,829
Purchases	(367,551)	(572,966)
Other investing activities, net	(477)	(444)
Net cash provided by investing activities	1,823,054	11,375,035

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2021	2020
FINANCING ACTIVITIES
Net change in deposits	(118,255)	552,834
Net payments on derivatives with a financing element	31,411	(97,522)
Net proceeds from issuance of consolidated obligations:
Discount notes	218,841,791	82,218,174
Bonds	16,287,784	10,694,110
Payments for maturing and retiring consolidated obligations:
Discount notes	(226,164,148)	(93,348,677)
Bonds	(12,383,048)	(10,638,560)
Bonds transferred to other FHLBanks	(173,984)	—
Payment of financing lease	(152)	(114)
Partial recovery of prior capital distribution to Financing Corporation	—	3,726
Proceeds from issuance of capital stock	147,231	2,032,462
Payments for repurchase of capital stock	(376,086)	(2,306,298)
Payments for redemption of mandatorily redeemable capital stock	(2,532)	(106)
Cash dividends paid	(14,272)	(67,068)
Net cash used in financing activities	(3,924,260)	(10,957,039)
Net (decrease) increase in cash and due from banks	(1,844,744)	137,985
Cash and due from banks at beginning of the period	2,050,028	69,416
Cash and due from banks at end of the period	$205,284	$207,401
Supplemental disclosures:
Interest paid	$202,849	$573,334
AHP payments	$14,690	$14,137
Noncash transfers of mortgage loans held for portfolio to other assets	$368	$394
Noncash transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance (amortized cost)	$—	$254,217

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Effective Beginning in 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) released temporary optional guidance that provides transition relief for reference rate reform. The guidance contains optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, hedging relationships, and other transactions that reference London inter-bank offered rate (LIBOR) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. This standard was effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020, through December 31, 2022.

In addition to the optional expedients for contract modifications and hedging relationships, this update provides a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. In the third quarter of 2020, we adopted the provision of this guidance which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity. See Note 3 — Investments for additional information related to these sales and transfers.

In the fourth quarter of 2020, we retrospectively elected to adopt the provision of this guidance specific to the modification of interest rates used for the discounting of derivative instruments. This did not have a material effect on our financial condition, results of operations, or cash flows.

We are in the process of evaluating the remaining provisions of this guidance, and the anticipated effects on our financial condition, results of operations, and cash flows have not yet been determined.

Note 3 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At September 30, 2021, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below triple-B.

Securities purchased under agreements to resell are short-term and structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at September 30, 2021.

Federal funds sold are unsecured loans to banks that are generally transacted on an overnight basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. At September 30, 2021, and December 31, 2020, all investments in interest-bearing demand deposits and federal funds sold were repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2021.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	September 30, 2021	December 31, 2020
Corporate bonds	$1,524	$5,422
U.S. Treasury obligations	1,756,149	3,596,718
	1,757,673	3,602,140

Mortgage-backed securities (MBS)
U.S. government-guaranteed – single-family	2,133	2,884
Government-sponsored enterprises (GSE) – single-family	45	55
	2,178	2,939
Total	$1,759,851	$3,605,079

Table 3.2 - Unrealized and Realized Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net unrealized (losses) gains on trading securities held at period end	$(9,841)	$(18,318)	$(25,811)	$9,385
Net unrealized and realized losses on trading securities sold or matured during the period	(1,253)	(1,285)	(14,725)	(1,618)
Net unrealized (losses) gains on trading securities	$(11,094)	$(19,603)	$(40,536)	$7,767

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	September 30, 2021
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$4,386,399	$2,017	$(744)	$4,387,672
State housing-finance-agency obligations (HFA securities)	74,765	2	(925)	73,842
Supranational institutions	417,730	87	(6,216)	411,601
U.S. government-owned corporations	325,580	—	(21,074)	304,506
GSE	130,836	—	(4,528)	126,308
	5,335,310	2,106	(33,487)	5,303,929
MBS
U.S. government guaranteed – single-family	22,678	347	—	23,025
U.S. government guaranteed – multifamily	453,661	230	—	453,891
GSE – single-family	1,205,083	18,486	(65)	1,223,504
GSE – multifamily	5,049,026	101,326	(22,444)	5,127,908
	6,730,448	120,389	(22,509)	6,828,328
Total	$12,065,758	$122,495	$(55,996)	$12,132,257

	December 31, 2020
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$126,930	$—	$(4,381)	$122,549
Supranational institutions	442,225	—	(12,156)	430,069
U.S. government-owned corporations	350,052	—	(27,991)	322,061
GSE	140,136	—	(5,144)	134,992
	1,059,343	—	(49,672)	1,009,671
MBS
U.S. government guaranteed – single-family	29,148	260	—	29,408
U.S. government guaranteed – multifamily	46,829	351	—	47,180
GSE – single-family	1,442,282	26,790	(24)	1,469,048
GSE – multifamily	3,593,978	70,863	—	3,664,841
	5,112,237	98,264	(24)	5,210,477
Total	$6,171,580	$98,264	$(49,696)	$6,220,148
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $24.2 million and $24.0 million at September 30, 2021, and December 31, 2020, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	September 30, 2021
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,959,169	$(744)	$—	$—	$1,959,169	$(744)
HFA securities	—	—	60,795	(925)	60,795	(925)
Supranational institutions	—	—	396,677	(6,216)	396,677	(6,216)
U.S. government-owned corporations	—	—	304,506	(21,074)	304,506	(21,074)
GSE	—	—	126,308	(4,528)	126,308	(4,528)
	1,959,169	(744)	888,286	(32,743)	2,847,455	(33,487)

MBS
GSE – single-family	87,064	(65)	—	—	87,064	(65)
GSE – multifamily	982,060	(22,444)	—	—	982,060	(22,444)
	1,069,124	(22,509)	—	—	1,069,124	(22,509)

Total	$3,028,293	$(23,253)	$888,286	$(32,743)	$3,916,579	$(55,996)

	December 31, 2020
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$109,780	$(4,381)	$109,780	$(4,381)
Supranational institutions	—	—	430,069	(12,156)	430,069	(12,156)
U.S. government-owned corporations	—	—	322,061	(27,991)	322,061	(27,991)
GSE	—	—	134,992	(5,144)	134,992	(5,144)
	—	—	996,902	(49,672)	996,902	(49,672)
MBS
GSE – single-family	—	—	10,271	(24)	10,271	(24)
Total	$—	$—	$1,007,173	$(49,696)	$1,007,173	$(49,696)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	September 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,600	$10,591	$10,600	$10,524
Due after one year through five years	1,201,851	1,199,354	169,570	166,813
Due after five years through 10 years	3,713,611	3,710,246	400,477	389,753
Due after 10 years	409,248	383,738	478,696	442,581
	5,335,310	5,303,929	1,059,343	1,009,671
MBS (1)	6,730,448	6,828,328	5,112,237	5,210,477
Total	$12,065,758	$12,132,257	$6,171,580	$6,220,148
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	September 30, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$4,567	$87	$—	$4,654
GSE – single-family	159,600	3,440	(96)	162,944
Total	$164,167	$3,527	$(96)	$167,598

	December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$5,388	$103	$—	$5,491
GSE – single-family	201,774	4,681	(109)	206,346
Total	$207,162	$4,784	$(109)	$211,837
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $233 thousand and $368 thousand at September 30, 2021, and December 31, 2020, respectively.

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

Table 3.7 - Transfer of Held-to-Maturity Securities to Available-for-Sale Securities in Third Quarter 2020
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

Gains and Losses on Sales.

We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the three and nine months ended September 30, 2021 and 2020.

Table 3.8 - Proceeds and Gains (Losses) from Sales of Investment Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Available-for-Sale Securities
Proceeds from sale	$—	$165,439	$—	$165,439
Amortized cost, net of allowance for credit losses	—	139,229	—	139,229

Gross realized gains from sale	$—	$26,438	$—	$26,438
Gross realized losses from sale	—	(228)	—	(228)
Realized net gain from sale	$—	$26,210	$—	$26,210

Held-to-Maturity Securities
Proceeds from sale	$—	$101,107	$—	$262,850
Less: Carrying value	—	75,522	—	176,293
Less: Noncredit losses recorded in accumulated other comprehensive income	—	18,905	—	39,144
Realized net gain from sale	$—	$6,680	$—	$47,413

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state or local housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At September 30, 2021, all available-for-sale securities and held-to-maturity securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate our individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At September 30, 2021, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on available-for-sale securities at September 30, 2021. See Table 3.9 below for the allowance for credit losses on available-for-sale securities at September 30, 2020.

We evaluate our held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of September 30, 2021, we had not established an allowance for credit losses on any of our held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor do we expect to experience, any payment default on the instruments, and (3) in the case of U.S. or GSE obligations, carry an implicit or explicit government guarantee such that we consider the risk of nonpayment to be zero. See Table 3.9 below for the allowance for credit losses on held-to-maturity securities at September 30, 2020.

Table 3.9 - Allowance for Credit Losses on Debt Securities
(dollars in thousands)

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
	Available-for-Sale	Held-to-Maturity	Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$—	$5,566	$—	$—
Adjustments for cumulative effect of change in accounting principle(1)	—	—	—	5,308
Transfers	634	(634)	634	(634)
Reduction of provision for credit losses due to sales of securities	(68)	(2,423)	(68)	(3,205)
Reduction of provision for credit losses	(143)	(2,509)	(143)	(1,469)
Charge-offs	(299)	—	(299)	—
Balance at end of period	$124	$—	$124	$—
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

Note 4 — Advances

General Terms. At both September 30, 2021, and December 31, 2020, we had advances outstanding with interest rates ranging from 0.00 percent to 7.72 percent.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	September 30, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$97	0.59%	$135	0.62%
Due in one year or less	5,443,617	1.02	9,090,900	1.00
Due after one year through two years	2,106,482	2.17	2,281,047	1.78
Due after two years through three years	1,630,633	1.85	2,014,880	2.37
Due after three years through four years	2,372,177	1.29	1,685,056	1.79
Due after four years through five years	1,262,211	1.42	2,687,456	1.34
Thereafter	1,200,358	2.08	945,038	2.38
Total par value	14,015,575	1.46%	18,704,512	1.43%
Premiums	888		2,248
Discounts	(36,332)		(37,592)
Fair value of bifurcated derivatives (1)	29,155		44,534
Hedging adjustments	47,705		103,300
Total (2)	$14,056,991		$18,817,002
_________________________
(1)    At September 30, 2021, and December 31, 2020, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $21.5 million and $25.8 million at September 30, 2021, and December 31, 2020, respectively.

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

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2021	December 31, 2020
Overdrawn demand-deposit accounts	$97	$135
Due in one year or less	6,505,792	10,149,975
Due after one year through two years	1,920,782	2,095,247
Due after two years through three years	1,388,558	1,809,880
Due after three years through four years	2,255,177	1,392,981
Due after four years through five years	758,511	2,335,956
Thereafter	1,186,658	920,338
Total par value	$14,015,575	$18,704,512

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	September 30, 2021	December 31, 2020
Overdrawn demand-deposit accounts	$97	$135
Due in one year or less	7,036,042	10,755,575
Due after one year through two years	1,320,482	2,201,797
Due after two years through three years	1,524,633	1,224,380
Due after three years through four years	1,785,252	1,593,056
Due after four years through five years	1,195,211	2,059,531
Thereafter	1,153,858	870,038
Total par value	$14,015,575	$18,704,512

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	September 30, 2021	December 31, 2020
Fixed-rate	$11,977,103	$16,742,602
Variable-rate	2,038,472	1,961,910
Total par value	$14,015,575	$18,704,512

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At September 30, 2021, and December 31, 2020, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At September 30, 2021, and December 31, 2020, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the nine months ended September 30, 2021 and 2020.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at September 30, 2021, and December 31, 2020.

Prepayment Fees.

Table 4.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Prepayment fees received from borrowers	$6,370	$5,834	$20,515	$13,737
Hedging fair-value adjustments on prepaid advances	(1,172)	(64)	(2,108)	(2,961)
Net discount (premiums) associated with prepaid advances	112	(124)	(1,132)	(128)
Advance prepayment fees recognized in income, net	$5,310	$5,646	$17,275	$10,648

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	September 30, 2021	December 31, 2020
Real estate
Fixed-rate 15-year single-family mortgages	$297,104	$322,713
Fixed-rate 20- and 30-year single-family mortgages	2,936,183	3,547,994
Premiums	50,990	60,050
Discounts	(761)	(1,094)
Deferred derivative gains, net	2,464	3,689
Total mortgage loans held for portfolio(1)	3,285,980	3,933,352
Less: allowance for credit losses	(2,055)	(3,100)
Total mortgage loans, net of allowance for credit losses	$3,283,925	$3,930,252
________________________
(1)    Excludes accrued interest receivable of $16.0 million and $19.3 million at September 30, 2021, and December 31, 2020, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	September 30, 2021	December 31, 2020
Conventional mortgage loans	$3,030,709	$3,624,557
Government mortgage loans	202,578	246,150
Total par value	$3,233,287	$3,870,707

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

Relief to Borrowers During the COVID-19 Pandemic. We have elected to apply Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to our loan modifications that qualify under the CARES Act. As a result, we have elected to suspend troubled debt restructuring accounting for eligible modifications under Section 4013 of the CARES Act. As of September 30, 2021, we had $24.5 million of these modifications outstanding. See Part II — Item 8 — Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies in the 2020 Annual Report for additional information.

Servicers of our mortgage loans may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties so long as the loan is current or no more than 31 days delinquent at the time of the request. We continue to apply our accounting policy for past due loans and charge-offs to loans during the forbearance period unless there is a legal modification made to update the terms of the mortgage loan contract. The accrual status for loans under forbearance will be driven by the past due status of the loan based on its contractual terms.

As of September 30, 2021, we held approximately $21.1 million in par value of conventional mortgage loans that were in a forbearance plan as a result of COVID-19. Of these loans, $3.0 million had a current payment status, $2.2 million were 30 to 59 days past due, $2.3 million were 60 to 89 days past due, and $13.6 million were greater than 90 days past due and in nonaccrual status. The $21.1 million of conventional mortgage loans in forbearance represents 0.6 percent of our mortgage loans held for portfolio at September 30, 2021. In addition, we had approximately $4.3 million in par value of government mortgage loans in a forbearance plan as a result of COVID-19.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at September 30, 2021, and December 31, 2020.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	September 30, 2021
	Year of Origination
Payment Status at Amortized Cost	Prior to 2017	2017 to 2021	Total
Past due 30-59 days delinquent	$8,528	$10,052	$18,580
Past due 60-89 days delinquent	3,109	947	4,056
Past due 90 days or more delinquent	12,284	11,802	24,086
Total past due	23,921	22,801	46,722
Total current loans	1,246,591	1,786,178	3,032,769
Total mortgage loans	$1,270,512	$1,808,979	$3,079,491

	December 31, 2020
	Year of Origination
Payment Status at Amortized Cost	Prior to 2016	2016 to 2020	Total
Past due 30-59 days delinquent	$11,743	$25,058	$36,801
Past due 60-89 days delinquent	5,263	11,178	16,441
Past due 90 days or more delinquent	20,894	43,529	64,423
Total past due	37,900	79,765	117,665
Total current loans	1,246,691	2,317,975	3,564,666
Total mortgage loans	$1,284,591	$2,397,740	$3,682,331

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	September 30, 2021
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$367	$1,008	$1,375
Serious delinquency rate (2)	0.80%	3.11%	0.94%
Past due 90 days or more still accruing interest	$—	$5,410	$5,410
Loans on nonaccrual status (3)	$24,540	$1,090	$25,630

	December 31, 2020
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,762	$1,041	$2,803
Serious delinquency rate (2)	1.75%	6.04%	2.02%
Past due 90 days or more still accruing interest	$—	$5,592	$5,592
Loans on nonaccrual status (4)	$65,039	$10,101	$75,140
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    As of September 30, 2021, the conventional and government mortgage loans on nonaccrual status that did not have an associated allowance for credit losses amounted to $13.6 million and $1.1 million, respectively.
(4)    As of December 31, 2020, the conventional and government mortgage loans on nonaccrual status that did not have an associated allowance for credit losses amounted to $31.8 million and $10.1 million, respectively.

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

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2021 and 2020.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Allowance for credit losses(1)	2021	2020	2021	2020
Balance, beginning of period	$2,125	$4,602	$3,100	$500
Adjustment for cumulative effect of change in accounting principle	—	—	—	2,221
Recoveries (charge-offs)	10	(3)	62	(83)
(Reduction of) provision for credit losses	(80)	1	(1,107)	1,962
Balance, end of period	$2,055	$4,600	$2,055	$4,600
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2021, and December 31, 2020. Additionally, government mortgage loans, other than government mortgage loans that have been granted temporary forbearance, are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	September 30, 2021			December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$25,284,371	$6,008	$(82,585)	$9,960,475	$6,044	$(41,000)
Forward-start interest-rate swaps	1,391,000	—	(376)	17,000	—	(14)
Total derivatives designated as hedging instruments	26,675,371	6,008	(82,961)	9,977,475	6,044	(41,014)

Derivatives not designated as hedging instruments
Interest-rate swaps	2,394,800	3,410	(31,890)	5,536,822	3,918	(47,756)
CO bond firm commitments	75,000	296	—	—	—	—
Mortgage-delivery commitments (1)	8,019	47	(16)	28,386	220	—
Total derivatives not designated as hedging instruments	2,477,819	3,753	(31,906)	5,565,208	4,138	(47,756)
Total notional amount of derivatives	$29,153,190			$15,542,683
Total derivatives before netting and collateral adjustments		9,761	(114,867)		10,182	(88,770)
Netting adjustments and cash collateral, including related accrued interest (2)		346,500	93,466		151,056	64,708
Derivative assets and derivative liabilities		$356,261	$(21,401)		$161,238	$(24,062)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral including accrued interest posted was $440.0 million and $215.8 million at September 30, 2021, and December 31, 2020, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. There was no cash collateral and related accrued interest received at September 30, 2021, and December 31, 2020.

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

Table 6.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$40,864	$18,901	$(48,861)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$13,855	$68,669	$(24,570)
Hedged items	(13,691)	(65,848)	24,739
Net changes in fair value before price alignment interest	164	2,821	169
Price alignment interest(1)	3	11	(1)
Net interest settlements on derivatives(2)(3)	(15,531)	(32,980)	20,442
Net (losses) gains on qualifying hedging relationships	(15,364)	(30,148)	20,610
Amortization/accretion of discontinued hedging relationships	(363)	—	(847)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(15,727)	$(30,148)	$19,763

	For the Three Months Ended September 30, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$71,218	$17,495	$(82,962)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$23,278	$46,086	$(15,306)
Hedged items	(22,865)	(44,264)	15,032
Net changes in fair value before price alignment interest	413	1,822	(274)
Price alignment interest(1)	38	139	(11)
Net interest settlements on derivatives(2)(3)	(18,663)	(20,361)	7,625
Net gains (losses) on qualifying hedging relationships	(18,212)	(18,400)	7,340
Amortization/accretion of discontinued hedging relationships	(383)	—	(984)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(18,595)	$(18,400)	$6,356

	For the Nine Months Ended September 30, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$133,646	$52,737	$(164,146)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$54,752	$196,187	$(92,427)
Hedged items	(53,831)	(189,916)	92,898
Net changes in fair value before price alignment interest	921	6,271	471
Price alignment interest(1)	19	76	(4)
Net interest settlements on derivatives(2)(3)	(47,398)	(84,764)	43,912
Net (losses) gains on qualifying hedging relationships	(46,458)	(78,417)	44,379
Amortization/accretion of discontinued hedging relationships	(1,767)	—	(2,249)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(48,225)	$(78,417)	$42,130

	For the Nine Months Ended September 30, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$340,695	$46,993	$(300,765)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(106,522)	$(341,805)	$42,327
Hedged items	105,204	333,919	(43,793)
Net changes in fair value before price alignment interest	(1,318)	(7,886)	(1,466)
Price alignment interest(1)	452	1,259	(196)
Net interest settlements on derivatives(2)(3)	(35,971)	(49,918)	17,621
Net (losses) gains on qualifying hedging relationships	(36,837)	(56,545)	15,959
Amortization/accretion of discontinued hedging relationships	(1,213)	—	(2,819)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(38,050)	$(56,545)	$13,140
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

Table 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive income into interest expense	$(1,453)	$(1,788)	$(4,516)	$(5,318)
Gains (losses) recognized in other comprehensive income	8,672	15	(366)	(1,264)

For the nine months ended September 30, 2021, and 2020, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2021, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is ten years.

As of September 30, 2021, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $5.7 million.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	September 30, 2021
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$3,707,970	$66,188	$10,672	$76,860
Available-for-sale securities	10,115,287	306,503	—	306,503
Consolidated obligation bonds	11,688,992	(70,193)	36,965	(33,228)
_______________________
(1)    Includes only the portion of amortized cost representing the hedged items in fair-value hedging relationships.

Table 6.5 - Net Gains and Losses on Derivatives and Hedging Activities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(785)	$1,201	$(778)	$(53,171)
CO bond firm commitments	302	—	321	—
Mortgage-delivery commitments	94	409	(339)	979
Total net (losses) gains related to derivatives not designated as hedging instruments	(389)	1,610	(796)	(52,192)

Other(1)	2	14	8	97

Net (losses) gains on derivatives	$(387)	$1,624	$(788)	$(52,095)
______________________
(1)    Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Managing Credit Risk on Derivatives.
We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Currently derivatives that contain any optionality are not eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2021, was $101.4 million for which we had delivered collateral with a post-haircut value of $99.2 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 6.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2021.

Table 6.6 - Post Haircut Value of Incremental Collateral to be Delivered as of September 30, 2021
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	27,758
_______________________
(1)    Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize one of two DCOs for each cleared derivative transaction, Chicago Mercantile Exchange Inc. (CME Inc.) or LCH Limited (LCH Ltd.). Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member of the DCO, which clears our trades, acts as our agent to the DCO and guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. Our clearing members, which are CFTC-registered futures commission merchants may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at September 30, 2021.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral received or pledged, and associated accrued interest, on a net basis by counterparty.

We have analyzed the rights, rules, and regulations governing our cleared and uncleared derivatives and determined that those rights, rules, and regulations should result in a net claim with each of our counterparties (which, in the context of cleared derivatives is through each of our clearing members with the related DCO) upon an event of default of our counterparty (solely in the case of uncleared derivatives) or the bankruptcy, insolvency or a similar proceeding involving our counterparty (and/or one of our clearing members, in the case of cleared derivatives). For this purpose, "net claim" generally means a single net amount reflecting the aggregation of all amounts owed by us to the relevant counterparty and payable to us from the relevant counterparty.

Table 6.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2021, and December 31, 2020, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	September 30, 2021
	Derivative Instruments Meeting Netting Requirements		Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)				Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$5,785	$(4,496)		$1,289	$—	$1,289
Cleared	3,633	350,996		354,629	—	354,629
CO bond firm commitment			$296	296		296
Mortgage delivery commitment			47	47		47
Total				$356,261		$356,261

Derivative Liabilities
Interest-rate swaps
Uncleared	$(107,219)	$85,834		$(21,385)	$17,220	$(4,165)
Cleared	(7,632)	7,632		—	—	—
Mortgage delivery commitment			$(16)	(16)		(16)
Total				$(21,401)		$(4,181)

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements		Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)				Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$5,215	$(4,899)		$316	$—	$316
Cleared	4,747	155,955		160,702	—	160,702
Mortgage delivery commitment			$220	220		220
Total				$161,238		$161,238

Derivative Liabilities
Interest-rate swaps
Uncleared	$(82,625)	$58,563		$(24,062)	$23,087	$(975)
Cleared	(6,145)	6,145		—	—	—
Total				$(24,062)		$(975)
_______________________
(1)    Includes gross amounts of netting adjustments and cash collateral.
(2)    Includes non-cash collateral at fair value that cannot be sold or repledged by the counterparty. Additionally, any overcollateralization with a counterparty is not included in the determination of the net amount. At September 30, 2021, and December 31, 2020, we had additional net credit exposure of $1.3 million and $925 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position.

Note 7 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers and, prior to February 19, 2021, we offered term deposits to our members. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 7.1 - Deposits
(dollars in thousands)

	September 30, 2021	December 31, 2020
Interest-bearing
Demand and overnight	$901,388	$975,469
Other	1,882	2,525
Noninterest-bearing
Other	67,462	110,993
Total deposits	$970,732	$1,088,987

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	September 30, 2021		December 31, 2020
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$6,855,555	0.79%	$10,608,465	0.81%
Due after one year through two years	3,197,000	1.25	3,956,120	1.35
Due after two years through three years	2,475,105	1.45	1,569,315	2.20
Due after three years through four years	2,941,270	0.95	1,141,430	2.43
Due after four years through five years	5,398,465	0.87	1,776,100	1.12
Thereafter	4,225,785	2.06	2,312,155	3.58
Total par value	25,093,180	1.16%	21,363,585	1.42%
Premiums	47,269		58,537
Discounts	(9,752)		(12,278)
Hedging adjustments	(33,228)		61,746
Total	$25,097,469		$21,471,590
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	September 30, 2021	December 31, 2020
Noncallable and nonputable	$14,401,180	$19,668,585
Callable	10,692,000	1,695,000
Total par value	$25,093,180	$21,363,585

Table 8.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2021	December 31, 2020
Due in one year or less	$17,007,555	$11,728,465
Due after one year through two years	3,599,000	4,046,120
Due after two years through three years	1,255,105	1,629,315
Due after three years through four years	1,551,270	1,011,430
Due after four years through five years	599,465	1,501,100
Thereafter	1,080,785	1,447,155
Total par value	$25,093,180	$21,363,585

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	September 30, 2021	December 31, 2020
Fixed-rate	$16,612,180	$12,524,585
Simple variable-rate	4,903,000	8,549,000
Step-up (1)	3,578,000	290,000
Total par value	$25,093,180	$21,363,585
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2021	$5,554,103	$5,554,519	0.04%
December 31, 2020	$12,878,310	$12,879,765	0.10%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program

Table 9.1 - AHP Liability
(dollars in thousands)

	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
Balance at beginning of year	$78,640	$86,131
AHP expense for the period	4,852	13,386
AHP voluntary contribution	6,023	1,614
AHP direct grant disbursements	(14,690)	(21,374)
AHP subsidy for AHP advance disbursements	(5,512)	(1,216)
Return of previously disbursed grants and subsidies	3,135	99
Balance at end of period	$72,448	$78,640

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

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	September 30, 2021	December 31, 2020

Permanent capital
Class B capital stock	$1,028,177	$1,267,172
Mandatorily redeemable capital stock	13,890	6,282
Retained earnings	1,527,929	1,498,642
Total permanent capital	$2,569,996	$2,772,096
Risk-based capital requirement
Credit-risk capital	$85,086	$96,143
Market-risk capital	222,735	204,028
Operations-risk capital	92,346	90,052
Total risk-based capital requirement	$400,167	$390,223
Permanent capital in excess of risk-based capital requirement	$2,169,829	$2,381,873

	September 30, 2021		December 31, 2020
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$400,167	$2,569,996	$390,223	$2,772,096
Total regulatory capital	1,377,957	2,569,996	1,538,441	2,772,096
Total capital-to-asset ratio	4.0%	7.5%	4.0%	7.2%

Leverage Ratio
Leverage capital	$1,722,446	$3,854,994	$1,923,052	$4,158,144
Leverage capital-to-assets ratio	5.0%	11.2%	5.0%	10.8%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition or, for a small amount of capital stock held by former members, until the five-year redemption period applicable to their membership stock is complete. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible to secure advances under the FHLBank Act, provided that this amount is neither less than $10 thousand nor more than $10 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding letters of credit, and 4.50 percent of the unpaid principal balance of certain mortgages we purchased through the MPF program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

Restricted Retained Earnings. At September 30, 2021, our restricted retained earnings totaled $368.4 million and exceeded the contribution requirement of $319.8 million. Restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized (Loss) Gain Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, June 30, 2020	$(44,000)	$(50,407)	$(27,956)	$(6,108)	$(128,471)
Other comprehensive income (loss) before reclassifications:
Adjustment for transfer of securities from held-to-maturity to available-for-sale	16,062	31,502	—	—	47,564
Net unrealized gains	62,434	—	15	—	62,449
Noncredit losses included in basis of securities sold	—	18,905	—	—	18,905
Net actuarial loss	—	—	—	(382)	(382)
Reclassifications from other comprehensive income to net income
Reclassification of realized net gains included in net income	(26,210)	—	—	—	(26,210)
Amortization - hedging activities (1)	—	—	1,788	—	1,788
Amortization - pension and postretirement benefits (2)	—	—	—	290	290
Other comprehensive income (loss)	52,286	50,407	1,803	(92)	104,404
Balance, September 30, 2020	$8,286	$—	$(26,153)	$(6,200)	$(24,067)

Balance, June 30, 2021	$84,460	$—	$(30,340)	$(6,475)	$47,645
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(17,961)	—	8,672	—	(9,289)
Net actuarial gain	—	—	—	646	646
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	—	1,453	—	1,453
Amortization - pension and postretirement benefits (2)	—	—	—	149	149
Other comprehensive (loss) income	(17,961)	—	10,125	795	(7,041)
Balance, September 30, 2021	$66,499	$—	$(20,215)	$(5,680)	$40,604

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized (Loss) Gain Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2019	$(73,922)	$(76,036)	$(30,207)	$(6,807)	$(186,972)
Other comprehensive income (loss) before reclassifications:
Adjustment for transfer of securities from held-to-maturity to available-for-sale	16,062	31,502	—	—	47,564
Net unrealized gains (losses)	92,356	—	(1,264)	—	91,092
Noncredit losses included in basis of securities sold	—	39,144	—	—	39,144
Accretion of noncredit loss	—	5,390	—	—	5,390
Net actuarial loss	—	—	—	(270)	(270)
Reclassifications from other comprehensive income to net income
Reclassification of realized net gains included in net income	(26,210)	—	—	—	(26,210)
Amortization - hedging activities (1)	—	—	5,318	—	5,318
Amortization - pension and postretirement benefits (2)	—	—	—	877	877
Other comprehensive income	82,208	76,036	4,054	607	162,905
Balance, September 30, 2020	$8,286	$—	$(26,153)	$(6,200)	$(24,067)

Balance, December 31, 2020	$48,568	$—	$(24,365)	$(8,064)	$16,139
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	17,931	—	(366)	—	17,565
Net actuarial gain	—	—	—	1,938	1,938
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	—	4,516	—	4,516
Amortization - pension and postretirement benefits (2)	—	—	—	446	446
Other comprehensive income	17,931	—	4,150	2,384	24,465
Balance, September 30, 2021	$66,499	$—	$(20,215)	$(5,680)	$40,604
_______________________
(1)    Recorded in CO bond interest expense.
(2)    Recorded in other expenses in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 19 — Fair Values in the 2020 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended September 30, 2021.

Table 12.1 presents the carrying value, fair value, and fair-value hierarchy of our financial assets and liabilities at September 30, 2021, and December 31, 2020. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	September 30, 2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$205,284	$205,284	$205,284	$—	$—	$—
Interest-bearing deposits	149	149	149	—	—	—
Securities purchased under agreements to resell	500,000	500,000	—	500,000	—	—
Federal funds sold	1,848,000	1,848,000	—	1,848,000	—	—
Trading securities(1)	1,759,851	1,759,851	—	1,759,851	—	—
Available-for-sale securities(1)	12,132,257	12,132,257	—	12,058,415	73,842	—
Held-to-maturity securities	164,167	167,598	—	167,598	—	—
Advances	14,056,991	14,223,804	—	14,223,804	—	—
Mortgage loans, net	3,283,925	3,424,954	—	3,392,839	32,115	—
Accrued interest receivable	74,470	74,470	—	74,470	—	—
Derivative assets(1)	356,261	356,261	—	9,761	—	346,500
Other assets (1)	39,728	39,728	16,616	23,112	—	—
Liabilities:
Deposits	(970,732)	(970,731)	—	(970,731)	—	—
COs:
Bonds	(25,097,469)	(25,466,219)	—	(25,466,219)	—	—
Discount notes	(5,554,103)	(5,554,255)	—	(5,554,255)	—	—
Mandatorily redeemable capital stock	(13,890)	(13,890)	(13,890)	—	—	—
Accrued interest payable	(59,159)	(59,159)	—	(59,159)	—	—
Derivative liabilities(1)	(21,401)	(21,401)	—	(114,867)	—	93,466
Other:
Commitments to extend credit for advances	—	(6,407)	—	(6,407)	—	—
Standby letters of credit	(972)	(972)	—	(972)	—	—

	December 31, 2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$2,050,028	$2,050,028	$2,050,028	$—	$—	$—
Interest-bearing deposits	299,149	299,149	299,149	—	—	—
Securities purchased under agreements to resell	750,000	749,995	—	749,995	—	—
Federal funds sold	2,260,000	2,259,988	—	2,259,988	—	—
Trading securities(1)	3,605,079	3,605,079	—	3,605,079	—	—
Available-for-sale securities(1)	6,220,148	6,220,148	—	6,097,599	122,549	—
Held-to-maturity securities	207,162	211,837	—	211,837	—	—
Advances	18,817,002	19,119,220	—	19,119,220	—	—
Mortgage loans, net	3,930,252	4,136,004	—	4,086,757	49,247	—
Accrued interest receivable	87,582	87,582	—	87,582	—	—
Derivative assets(1)	161,238	161,238	—	10,182	—	151,056
Other assets(1)	34,360	34,360	14,296	20,064	—	—
Liabilities:
Deposits	(1,088,987)	(1,088,981)	—	(1,088,981)	—	—
COs:
Bonds	(21,471,590)	(22,062,476)	—	(22,062,476)	—	—
Discount notes	(12,878,310)	(12,878,918)	—	(12,878,918)	—	—
Mandatorily redeemable capital stock	(6,282)	(6,282)	(6,282)	—	—	—
Accrued interest payable	(61,918)	(61,918)	—	(61,918)	—	—
Derivative liabilities(1)	(24,062)	(24,062)	—	(88,770)	—	64,708
Other:
Commitments to extend credit for advances	—	(5,306)	—	(5,306)	—	—
Standby letters of credit	(1,303)	(1,303)	—	(1,303)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	September 30, 2021
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,524	$—	$—	$1,524
U.S. Treasury obligations	—	1,756,149	—	—	1,756,149
U.S. government-guaranteed – single-family MBS	—	2,133	—	—	2,133
GSE – single-family MBS	—	45	—	—	45
Total trading securities	—	1,759,851	—	—	1,759,851
Available-for-sale securities:
HFA securities	—	—	73,842	—	73,842
Supranational institutions	—	411,601	—	—	411,601
U.S. Treasury obligations	—	4,387,672	—	—	4,387,672
U.S. government-owned corporations	—	304,506	—	—	304,506
GSE	—	126,308	—	—	126,308
U.S. government guaranteed – single-family MBS	—	23,025	—	—	23,025
U.S. government guaranteed – multifamily MBS	—	453,891	—	—	453,891
GSE – single-family MBS	—	1,223,504	—	—	1,223,504
GSE – multifamily MBS	—	5,127,908	—	—	5,127,908
Total available-for-sale securities	—	12,058,415	73,842	—	12,132,257
Derivative assets:
Interest-rate-exchange agreements	—	9,418	—	346,500	355,918
CO bond firm commitments	—	296	—	—	296
Mortgage delivery commitments	—	47	—	—	47
Total derivative assets	—	9,761	—	346,500	356,261
Other assets	16,616	23,112	—	—	39,728
Total assets carried at fair value on a recurring basis	$16,616	$13,851,139	$73,842	$346,500	$14,288,097
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$3,736	$—	$3,736
REO	—	—	59	—	59
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,795	$—	$3,795
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(114,851)	$—	$93,466	$(21,385)
Mortgage delivery commitments	—	(16)	—	—	(16)
Total liabilities carried at fair value on a recurring basis	$—	$(114,867)	$—	$93,466	$(21,401)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,422	$—	$—	$5,422
U.S. Treasury obligations	—	3,596,718	—	—	3,596,718
U.S. government-guaranteed – single-family MBS	—	2,884	—	—	2,884
GSE – single-family MBS	—	55	—	—	55
Total trading securities	—	3,605,079	—	—	3,605,079
Available-for-sale securities:
HFA securities	—	—	122,549	—	122,549
Supranational institutions	—	430,069	—	—	430,069
U.S. government-owned corporations	—	322,061	—	—	322,061
GSE	—	134,992	—	—	134,992
U.S. government guaranteed – single-family MBS	—	29,408	—	—	29,408
U.S. government guaranteed – multifamily MBS	—	47,180	—	—	47,180
GSE – single-family MBS	—	1,469,048	—	—	1,469,048
GSE – multifamily MBS	—	3,664,841	—	—	3,664,841
Total available-for-sale securities	—	6,097,599	122,549	—	6,220,148
Derivative assets:
Interest-rate-exchange agreements	—	9,962	—	151,056	161,018
Mortgage delivery commitments	—	220	—	—	220
Total derivative assets	—	10,182	—	151,056	161,238
Other assets	14,296	20,064	—	—	34,360
Total assets carried at fair value on a recurring basis	$14,296	$9,732,924	$122,549	$151,056	$10,020,825
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$10,782	$—	$10,782
REO	—	—	245	—	245
Total assets carried at fair value on a nonrecurring basis	$—	$—	$11,027	$—	$11,027
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(88,770)	$—	$64,708	$(24,062)
Total liabilities carried at fair value on a recurring basis	$—	$(88,770)	$—	$64,708	$(24,062)
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

Table 12.3 presents a reconciliation of available-for-sale HFA securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021 and 2020.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale Securities
(dollars in thousands)

HFA Securities	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$86,077	$59,463	$122,549	$64,652
Transfer of securities from held-to-maturity to available-for-sale	—	71,240	—	71,240
Total net unrealized gains included in other comprehensive income	125	3,040	3,458	5,451
Maturities and settlements
Maturities	(12,360)	(7,995)	(50,720)	(15,595)
Settlements	—	—	(1,445)	—
Balance at end of period	$73,842	$125,748	$73,842	$125,748

Total amount of unrealized gains for the period included in other comprehensive income relating to securities held at period end	$125	$2,384	$342	$4,758

Private-label MBS	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Balance at beginning of period	$—	$—
Transfer of securities from held-to-maturity to available-for-sale	180,514	180,514
Total gains included in earnings
Net gains on sale	26,210	26,210
Reduction of provision for credit losses	211	211
Accretion	272	272
Total gains included in other comprehensive income
Total net unrealized gains included in other comprehensive income	(17,098)	(17,098)
Maturities and settlements
Sales	(165,439)	(165,439)
Maturities	—	—
Settlements	(1,892)	(1,892)
Balance at end of period	$22,778	$22,778

Total amount of unrealized gains for the period included in other comprehensive income relating to securities held at period end	$617	$617
Total amount of gains for the period included in earnings attributable to the provision for credit losses and accretion of discounts relating to securities held at period end	$415	$415

Note 13 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2021, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2021, and December 31, 2020. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $610.8 billion and $712.5 billion at September 30, 2021, and December 31, 2020, respectively. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	September 30, 2021			December 31, 2020
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$5,112,384	$200,788	$5,313,172	$6,190,479	$233,771	$6,424,250
Commitments for unused lines of credit - advances (3)	1,120,311	—	1,120,311	1,127,432	—	1,127,432
Commitments to make additional advances	50,940	72,646	123,586	69,684	93,465	163,149
Commitments to invest in mortgage loans	8,019	—	8,019	28,386	—	28,386
Unsettled CO bonds, at par	597,000	—	597,000	—	—	—
Unsettled CO discount notes, at par	—	—	—	250,000	—	250,000
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At September 30, 2021, and December 31, 2020, these amounts totaled $81.5 million and $37.1 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $25 thousand at December 31, 2020.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At September 30, 2021, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2031. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $972 thousand and $1.3 million at September 30, 2021, and December 31, 2020, respectively.

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

Note 14 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at September 30, 2021, and December 31, 2020. At both September 30, 2021, and December 31, 2020, no shareholder had more than 10 percent of total capital stock outstanding.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 14.1 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2021	$50,334	4.8%	$480,328	3.4%	$493	2.3%
December 31, 2020	60,624	4.8	582,765	3.1	651	2.5

Note 15 — Subsequent Events

On October 22, 2021, the board of directors declared a cash dividend at an annualized rate of 2.05 percent based on daily average capital stock balances outstanding during the third quarter of 2021. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $5.5 million and was paid on November 2, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; projections or expectations regarding the COVID-19 pandemic or its effects; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “continued,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2020 Annual Report and in Part II — Item 1A — Risk Factors of this report, along with the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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
•the impact of COVID-19 or other pandemics, epidemics, or health emergencies and responses to such events, including, among other things, the effect on the Bank resulting from illness or quarantines of employees or business partners on which we rely or from remote work arrangements; negative effects on our members’ businesses and their demands for our products, including demand for advances; and effects on the economy and financial markets from Federal Reserve monetary policy, fiscal stimulus programs (or changes to or cessation of such programs), state and local government restrictions on business activities including, among other things, federal and state vaccine mandates and reactions thereto, or generally;
•our ability to declare and pay dividends consistent with past practices as well as any plans to repurchase excess capital stock, and any amendments to our capital plan;
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
•the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches (cyber-attacks), which could increase as a result of COVID-19 related changes in our operating environment; and
•our ability to attract and retain skilled employees, including key personnel.

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

EXECUTIVE SUMMARY

For the three months ended September 30, 2021, net income was $16.5 million, compared with net income of $53.6 million for the same period in 2020. The decrease in net income for the quarter was primarily due to the absence of gains on sale of investment securities versus $32.9 million recorded in the third quarter of 2020, and a decrease of $11.1 million in net interest income after provision for credit losses offset by a reduction in net unrealized losses on trading securities of $8.5 million.

Net interest income after provision for credit losses for the three months ended September 30, 2021, was $51.1 million, compared with $62.3 million for the same period in 2020. Although average total earning assets declined $7.4 billion to $34.6 billion for the three months ended September 30, 2021, from $42.0 billion for the same period in 2020, the impact on net interest income after provision for credit losses was partially offset as our net interest margin increased 0.04 percentage points to 0.58 percent for the three months ended September 30, 2021, from 0.54 percent for the same period in 2020.

Our retained earnings grew to $1.5 billion at September 30, 2021, an increase of $29.3 million from December 31, 2020 and equals 4.44 percent of total assets at September 30, 2021. We continue to satisfy all regulatory capital requirements as of September 30, 2021. On October 22, 2021, our board of directors declared a cash dividend that was equivalent to an annual yield of 2.05 percent, the approximate daily average of SOFR for the third quarter of 2021 plus 200 basis points, which represented an increase of 50 basis points in the spread over SOFR compared to our dividend rate calculation in the prior quarter.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. The continued COVID-19 pandemic, which began to affect businesses and the economy in March 2020, and the response of the U.S. government and the Federal Reserve through changes in monetary policy and implementation of unprecedented fiscal stimulus programs, led to interest rates that remain historically low and substantially elevated deposits reported by member depository institutions. The elevated level of deposits at member depository institutions has been the primary cause of the significant and continued decline in advances balances which began in the second quarter of 2020. In addition, Agency mortgage-backed security purchases by the Federal Reserve aimed at supporting the housing market through the pandemic have tightened yield spreads we earn on new mortgage acquisitions and have provided an incentive to some of our members to sell loans to Fannie Mae and Freddie Mac rather than to us. This activity has reduced our outstanding balances of mortgage loans. These developments impacted our financial condition as of September 30, 2021, and results of operations for the three months ended September 30, 2021.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Moreover, a declining supply of COs, primarily as a result of lower advances balances throughout the FHLBank System has further increased the relative demand for COs and improved our relative cost of borrowing. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended September 30, 2021.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $14.1 billion at September 30, 2021, compared to $18.8 billion at December 31, 2020. The decrease in advances was in both short- and long-term fixed-rate advances, and was primarily due to excess liquidity at member institutions.

Net Interest Income, Margin, and Spread

For the three months ended September 30, 2021, net interest margin was 0.58 percent, an increase of 0.04 percentage points from the three months ended September 30, 2020, and net interest spread was 0.56 percent for the quarter ended September 30, 2021, a 0.07 percentage point increase from the same period in 2020. The increase in both net interest spread and net interest margin results primarily from an improvement in funding costs and a reduction in net premium amortization on mortgage-

related assets relative to the same period in 2020. The sharply-reduced interest rate environment in 2020 triggered refinancing incentives on residential mortgage loans, resulting in increases of mortgage prepayment activity that resulted in accelerated net premium amortization of our Agency residential MBS as well as our whole mortgage loans. Refinancing activity of mortgage loans remains high but has moderated during the first nine months of 2021.

Other Income and Expense

Net gains and losses on derivatives and hedging activities for the three months ended September 30, 2021, totaled a net loss of $387 thousand, compared with a net gain of $1.6 million for the same period in 2020. The $387 thousand net loss for the current quarter consisted of an unrealized gain of $3.3 million from changes in fair value on economic hedges offset by $3.7 million of interest expense on economic hedges. Additionally, unrealized losses on trading securities totaled $11.1 million for the three months ended September 30, 2021. Together, these realized and unrealized gains and losses provided an economic offset primarily to interest income from trading securities, which totaled $11.5 million for the three months ended September 30, 2021. See below under — Results of Operations — Economically Hedged Trading Securities for additional information.

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA and others with authority over the economy, our industry, and our business activities have taken action during 2021 as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced its intention to stop persuading or compelling the major banks that sustain LIBOR to submit rate quotations after 2021. On March 5, 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the FCA does not expect LIBOR to become non-representative before the applicable cessation dates and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. There is no assurance that LIBOR will continue to be accepted or used in the markets generally, or by any issuers, investors, or counterparties at any time, even if LIBOR continues to be available. We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present significant risks and challenges that could affect our business. Certain of our advances, investment securities and derivatives are indexed to LIBOR, and we continue to assess legacy contracts across products and monitor risks to determine the effect of LIBOR discontinuance. Under a steering committee comprised of members of senior management and a working group of representatives from departments across the Bank, we developed and continue to implement a multi-year plan and initiative to transition from LIBOR. We worked with the other FHLBanks and the Office of Finance to transition our floating-rate note issuance from LIBOR. In addition, we offer a SOFR-based advance. We are updating our operational processes and models to support new alternative reference rate activity. For further details see the following Risk Factors in our 2020 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in — Financial Condition - Transition from LIBOR to Alternative Reference Rates.

ECONOMIC CONDITIONS

Economic Environment

The economy continued to rebound in the third quarter from the recessionary effects of the pandemic, though at a slower rate than in the first two quarters of 2021. Real gross domestic product (GDP) grew at an annualized rate of 2.0 percent in the third quarter driven by consumer expenditures, business investment, and state and local government spending. The level of GDP now exceeds the pre-pandemic level at the end of 2019.

The U.S. labor market recorded average monthly gains of 550,000 jobs in the third quarter. Notable job gains occurred in leisure and hospitality, professional and business services, and transportation and warehousing industries. The unemployment rate for the U.S. stood at 4.8 percent in September 2021. The unemployment rate for the New England region was 5.3 percent in August 2021, with the highest unemployment rate in the region at 7.2 percent in Connecticut and the lowest unemployment rate at 3.0 percent in New Hampshire and Vermont.

The continuing expansion of the economy, combined with supply chain challenges, led to an increase in the inflation rate in the third quarter. The personal consumption expenditures (PCE) price index increased year-over-year by 5.3 percent in the third quarter, driven by prices for energy and durable goods, particularly new and used cars. Excluding food and energy, the PCE price index increased by 4.5 percent in the third quarter.

The housing market remained strong driven by strong demand and low levels of available inventory. The FHFA reported that home prices rose 18.5 percent nation-wide from August 2020 to August 2021 and by 19.2 percent nation-wide from July 2020 to July 2021. The rate of increase for the New England region from July 2020 to July 2021 was 20.8 percent.

Interest-Rate Environment

On November 3, 2021, the FOMC maintained the target range for the federal funds rate at between 0 and 25 basis points. The FOMC stated that it expects to maintain this range until the labor market has reached levels consistent with maximum employment and inflation has risen to 2.0 percent and is on track to moderately exceed 2.0 percent for some time. The Federal Reserve continues to increase its holdings of Treasury and Agency mortgage-backed securities. The FOMC further stated that it will begin to reduce the pace of its bond purchase program beginning in November 2021, and is prepared to adjust the pace of purchases each month if warranted by changes in the economic outlook.

After rising sharply in the first quarter and declining in the second quarter, long-term interest rates were relatively stable in the third quarter. 10-year Treasury rates rose slightly over the three months ending September 30, 2021, consistent with concerns about rising COVID-19 cases due to more transmissible variants of the virus and increased slightly in September 2021, consistent with elevated levels of inflation potentially persisting longer than expected.

Table 1 - Key Interest Rates(1)

	Three Month Average		Nine Month Average		Ending Rate
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021	December 31, 2020
SOFR	0.05%	0.09%	0.04%	0.45%	0.05%	0.07%
Federal funds effective rate	0.09%	0.09%	0.08%	0.45%	0.06%	0.09%
3-month LIBOR	0.13%	0.25%	0.16%	0.79%	0.13%	0.24%
3-month U.S. Treasury yield	0.04%	0.10%	0.03%	0.43%	0.03%	0.06%
2-year U.S. Treasury yield	0.22%	0.14%	0.17%	0.47%	0.28%	0.12%
5-year U.S. Treasury yield	0.80%	0.27%	0.75%	0.59%	0.96%	0.36%
10-year U.S. Treasury yield	1.32%	0.65%	1.41%	0.90%	1.49%	0.91%
________________
(1) Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2020, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	As of and for the Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Statement of Condition
Total assets	$34,448,917	$35,683,602	$36,676,723	$38,461,035	$45,025,341
Investments, net(1)	16,404,424	16,053,111	15,474,566	13,341,538	13,345,453
Advances	14,056,991	15,176,625	16,798,082	18,817,002	26,961,561
Mortgage loans held for portfolio, net(2)	3,283,925	3,470,505	3,726,343	3,930,252	4,160,091
Deposits and other borrowings	970,732	970,282	1,088,187	1,088,987	1,227,702
Consolidated obligations:
Bonds	25,097,469	23,475,165	22,704,460	21,471,590	23,970,889
Discount notes	5,554,103	8,365,460	9,927,167	12,878,310	16,511,187
Total consolidated obligations	30,651,572	31,840,625	32,631,627	34,349,900	40,482,076
Mandatorily redeemable capital stock	13,890	7,432	6,164	6,282	6,135
Class B capital stock outstanding-putable(3)	1,028,177	1,081,057	1,181,665	1,267,172	1,594,859
Unrestricted retained earnings	1,159,509	1,147,279	1,145,756	1,130,222	1,121,875
Restricted retained earnings	368,420	368,420	368,420	368,420	368,420
Total retained earnings	1,527,929	1,515,699	1,514,176	1,498,642	1,490,295
Accumulated other comprehensive income (loss)	40,604	47,645	21,223	16,139	(24,067)
Total capital	2,596,710	2,644,401	2,717,064	2,781,953	3,061,087
Results of Operations (for the period ended)
Net interest income after provision for credit losses	$51,145	$43,122	$61,484	$61,826	$62,261
Litigation settlements	—	—	—	25,998	—
Other (loss) income, net	(10,453)	(13,104)	(15,763)	(24,601)	18,110
Other expense	22,330	23,177	22,513	38,512	20,858
AHP assessments	1,842	687	2,323	2,474	5,957
Net income	$16,520	$6,154	$20,885	$22,237	$53,556
Other Information
Dividends declared	$4,290	$4,631	$5,351	$13,890	$18,845
Dividend payout ratio	25.97%	75.25%	25.62%	62.46%	35.19%
Weighted-average dividend rate(4)	1.52	1.54	1.59	3.76	4.12
Return on average equity(5)	2.50	0.92	3.09	3.14	7.39
Return on average assets	0.18	0.07	0.23	0.22	0.50
Net interest margin(6)	0.58	0.48	0.68	0.60	0.54
Average equity to average assets	7.36	7.29	7.46	7.09	6.72
Total regulatory capital ratio(7)	7.46	7.30	7.37	7.21	6.87
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold. The allowance for credit losses relating to private label MBS amounted to $124 thousand as of September 30, 2020. All private-label MBS were sold subsequent to September 30, 2020.
(2)The allowance for credit losses for mortgage loans amounted to $2.1 million as of September 30, 2021, $2.1 million as of June 30, 2021, $1.9 million as of March 31, 2021, $3.1 million as of December 31, 2020, and $4.6 million as of September 30, 2020, respectively.
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

RESULTS OF OPERATIONS

Third Quarter of 2021 Compared with Third Quarter of 2020

Net income was $16.5 million for the three months ended September 30, 2021, compared to $53.6 million for the three months ended September 30, 2020. The reasons for the decrease are discussed under — Executive Summary.

Net interest income after provision for credit losses for the three months ended September 30, 2021, was $51.1 million, compared with $62.3 million for the same period in 2020. The $11.1 million decrease in net interest income after provision for credit losses is attributable to several factors. In the third quarter of 2020, the Bank sold a majority of its private-label mortgage-backed securities resulting in a reduction of the provision for credit losses of $5.1 million, whereas in the third quarter of 2021 the provision for credit losses, which is now solely attributable to mortgage loans, decreased by $80 thousand. Additionally, in the third quarter of 2021 compared to the third quarter of 2020, the Bank experienced an $8.9 billion decrease in the average balance of advances and an $899.2 million decrease in the average balance of mortgage loans. The Bank also experienced a decline of $419.8 million in the average balance of outstanding capital stock in the third quarter of 2021 compared to the third quarter of 2020, thereby negatively affecting net interest income from investing the Bank’s capital. These negative factors were partially offset by increases to net interest income resulting from an increase in net interest margin and net interest spread as further discussed in the Executive Summary above, and a $1.5 billion increase in the average balance of U.S. Treasury obligations.

For additional information see — Rate and Volume Analysis.

Nine Months Ended September 30, 2021, Compared with Nine Months Ended September 30, 2020

Net income was $43.6 million for the nine months ended September 30, 2021, compared to $98.0 million for the nine months ended September 30, 2020. The $54.5 million decrease in net income was primarily due to an increase of $48.3 million in net unrealized losses on trading securities, and a $73.6 million decrease in realized net gains from sale of investment securities, partially offset by a decrease of $51.3 million in net losses on derivatives and hedging activities as well as a $23.0 million increase in net interest income after provision for credit losses.

Net interest income after provision for credit losses for the nine months ended September 30, 2021, was $155.8 million, compared with $132.7 million for the same period for 2020. The increase of $23.0 million in net interest income after provision for credit losses is attributable to several favorable factors, including: the absence of margin compression on liquidity investments that we experienced during the second quarter of 2020 following the sudden interest-rate cuts by the FOMC in March 2020; a $24.6 million decrease in net amortization of premium on mortgage-backed securities and mortgage loans; a $16.9 million increase in net unrealized gains from fair value hedges; a $1.3 billion increase in the average balance of U.S. Treasury obligations held as investment securities; and a general improvement in funding costs. These factors were partially offset by reductions to net interest income resulting from average balance decreases of $14.2 billion for advances, $837.1 million for mortgage loans, and $626.1 million for mortgage-backed securities, as well as an $8.9 million decrease in accretion of significant improvement in projected cash flows resulting from sales of previously impaired private-label MBS as all private-label MBS were sold in 2020. In addition, net interest income was negatively affected by lower income from investing our capital, resulting from the near zero, and substantially lower, average short-term interest rates in the nine months ended September 30, 2021, compared to the same period a year prior and the $607.3 million decline in the average balance of outstanding capital stock in the nine months ended September 30, 2021 compared to the same period a year prior.

For the nine months ended September 30, 2021, net interest margin was 0.58 percent, an increase of 0.25 percentage points from the nine months ended September 30, 2020, and net interest spread was 0.54 percent for the nine months ended September 30, 2021, an increase of 0.28 percentage points from the same period in 2020. The increase in both net interest spread and net interest margin mainly reflect significant improvement in funding costs in 2021 relative to the same period in 2020, as well as the improvements in net interest income after provision for credit losses described above.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$14,609,839	$46,174	1.25%	$23,558,516	$76,864	1.30%
Interest-bearing deposits	55,953	13	0.09	903,625	271	0.12
Securities purchased under agreements to resell	298,913	68	0.09	1,092,391	239	0.09
Federal funds sold	3,024,544	672	0.09	1,166,043	275	0.09
Investment securities(2)	13,271,856	31,001	0.93	11,011,662	42,517	1.54
Mortgage loans (2)(3)	3,380,302	22,984	2.70	4,279,474	28,732	2.67
Total interest-earning assets	34,641,407	100,912	1.16	42,011,711	148,898	1.41
Other non-interest-earning assets	465,337			322,180
Fair-value adjustments on investment securities	514,343			568,842
Total assets	$35,621,087	$100,912	1.12%	$42,902,733	$148,898	1.38%
Liabilities and capital
Consolidated obligations
Discount notes	$8,390,753	$904	0.04%	$14,079,541	$8,728	0.25%
Bonds	23,606,437	48,861	0.82	24,565,107	82,962	1.34
Other interest-bearing liabilities	933,293	82	0.03	1,029,191	90	0.03
Total interest-bearing liabilities	32,930,483	49,847	0.60	39,673,839	91,780	0.92
Other non-interest-bearing liabilities	69,751			346,854
Total capital	2,620,853			2,882,040
Total liabilities and capital	$35,621,087	$49,847	0.56%	$42,902,733	$91,780	0.85%
Net interest income		$51,065			$57,118
Net interest spread			0.56%			0.49%
Net interest margin			0.58%			0.54%

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$16,032,165	$150,921	1.26%	$30,269,846	$351,343	1.55%
Interest-bearing deposits	424,804	107	0.03	1,230,896	5,625	0.61
Securities purchased under agreements to resell	643,780	360	0.07	2,293,985	14,813	0.86
Federal funds sold	3,003,974	1,768	0.08	3,068,960	17,416	0.76
Investment securities(2)	11,917,968	98,685	1.11	11,267,700	127,540	1.51
Mortgage loans (2)(3)	3,597,242	71,128	2.64	4,434,353	98,911	2.98
Other earning assets	—	—	—	5,475	47	1.15
Total interest-earning assets	35,619,933	322,969	1.21	52,571,215	615,695	1.56
Other non-interest-earning assets	319,933			307,851
Fair-value adjustments on investment securities	452,120			414,967
Total assets	$36,391,986	$322,969	1.19%	$53,294,033	$615,695	1.54%
Liabilities and capital
Consolidated obligations
Discount notes	$10,049,420	$3,989	0.05%	$24,134,196	$183,792	1.02%
Bonds	22,499,288	164,146	0.98	24,863,963	300,765	1.62
Other interest-bearing liabilities	978,714	190	0.03	908,048	1,322	0.19
Total interest-bearing liabilities	33,527,422	168,325	0.67	49,906,207	485,879	1.30
Other non-interest-bearing liabilities	182,912			313,189
Total capital	2,681,652			3,074,637
Total liabilities and capital	$36,391,986	$168,325	0.62%	$53,294,033	$485,879	1.22%
Net interest income		$154,644			$129,816
Net interest spread			0.54%			0.26%
Net interest margin			0.58%			0.33%
_________________________
(1)    Yields are annualized.
(2)    The average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2021 and 2020. Changes in interest income and interest expense that are not identifiable as either volume- or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended September 30, 2021 vs. 2020			For the Nine Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(28,352)	$(2,338)	$(30,690)	$(142,979)	$(57,442)	$(200,421)
Interest-bearing deposits	(208)	(50)	(258)	(2,259)	(3,259)	(5,518)
Securities purchased under agreements to resell	(180)	9	(171)	(6,368)	(8,085)	(14,453)
Federal funds sold	414	(17)	397	(361)	(15,287)	(15,648)
Investment securities	7,548	(19,064)	(11,516)	7,011	(35,866)	(28,855)
Mortgage loans	(6,109)	361	(5,748)	(17,348)	(10,435)	(27,783)
Other earning assets	—	—	—	(24)	(24)	(48)
Total interest income	(26,887)	(21,099)	(47,986)	(162,328)	(130,398)	(292,726)
Interest expense
Consolidated obligations
Discount notes	(2,570)	(5,254)	(7,824)	(68,518)	(111,285)	(179,803)
Bonds	(3,123)	(30,978)	(34,101)	(26,410)	(110,209)	(136,619)
Other interest-bearing liabilities	(8)	—	(8)	96	(1,228)	(1,132)
Total interest expense	(5,701)	(36,232)	(41,933)	(94,832)	(222,722)	(317,554)
Change in net interest income	$(21,186)	$15,133	$(6,053)	$(67,496)	$92,324	$24,828

Average Balance of Advances Outstanding

The average balance of total advances decreased $14.2 billion, or 47.0 percent, for the nine months ended September 30, 2021, compared with the same period in 2020 as members pay off advances, in many cases prior to maturity. We believe it is likely that advances balances will remain for some time at a level that is significantly lower than that of the past several years, and could decline further, due to high levels of deposits relative to loans among our members as well as acquisitions of borrowing members by institutions ineligible for membership with the Bank.

For the nine months ended September 30, 2021 and 2020, net prepayment fees on advances were $17.3 million and $10.6 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances in the 2020 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $2.5 billion, or 38.2 percent, for the nine months ended September 30, 2021, compared with the same period in 2020, as liquidity needs were sharply lower in the first nine months of 2021 as compared to the first nine months of 2020 amid much lower advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the sharp decrease in the FOMC’s target range for the federal funds rate, average yields on overnight federal funds sold decreased from 0.76 percent during the nine months ended September 30, 2020, to 0.08 percent during the nine months ended September 30, 2021, while average yields on securities purchased under agreements to resell decreased from 0.86 percent for the nine months ended September 30, 2020, to 0.07 percent for the nine months ended September 30, 2021.

Average investment-securities balances increased $650.3 million, or 5.8 percent for the nine months ended September 30, 2021, compared with the same period in 2020.

Average Balance of COs

Average CO balances decreased $16.4 billion, or 33.6 percent, for the nine months ended September 30, 2021, compared with the same period in 2020, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This overall decrease consisted of declines of $14.1 billion in CO discount notes and $2.4 billion in CO bonds.

The average balance of CO discount notes represented approximately 30.9 percent of total average COs during the nine months ended September 30, 2021, compared with 49.3 percent of total average COs during the nine months ended September 30, 2020. The average balance of CO bonds represented 69.1 percent and 50.7 percent of total average COs outstanding during the nine months ended September 30, 2021 and 2020, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended September 30, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(363)	$—	$(248)	$(847)	$—	$(1,458)
Gains on designated fair-value hedges	167	2,832	—	168	—	3,167
Net interest settlements on derivatives	(15,531)	(32,980)	—	20,442	—	(28,069)
Total net interest income	(15,727)	(30,148)	(248)	19,763	—	(26,360)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(420)	—	—	(310)	—	(730)
CO Bond firm commitment	—	—	—	302	—	302
Mortgage delivery commitments	—	—	94	—	—	94
Net (losses) gains on derivatives and hedging activities	(420)	—	94	(8)	—	(334)

Total net effect of derivatives and hedging activities	$(16,147)	$(30,148)	$(154)	$19,755	$—	$(26,694)

	For the Three Months Ended September 30, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(383)	$—	$(521)	$(984)	$(1,888)
Gains (losses) on designated fair-value hedges	451	1,961	—	(285)	2,127
Net interest settlements on derivatives	(18,663)	(20,361)	—	7,625	(31,399)
Total net interest income	(18,595)	(18,400)	(521)	6,356	(31,160)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(723)	—	—	—	(723)
Mortgage delivery commitments	—	—	409	—	409
Net (losses) gains on derivatives and hedging activities	(723)	—	409	—	(314)

Total net effect of derivatives and hedging activities	$(19,318)	$(18,400)	$(112)	$6,356	$(31,474)

	For the Nine Months Ended September 30, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,767)	$—	$(1,076)	$(2,249)	$—	$(5,092)
Gains on designated fair-value hedges	940	6,347	—	467	—	7,754
Net interest settlements on derivatives	(47,398)	(84,764)	—	43,912	—	(88,250)
Total net interest income	(48,225)	(78,417)	(1,076)	42,130	—	(85,588)

Net losses on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(384)	—	—	(329)	(148)	(861)
CO Bond firm commitment	—	—	—	321	—	321
Mortgage delivery commitments	—	—	(339)	—	—	(339)
Net losses on derivatives and hedging activities	(384)	—	(339)	(8)	(148)	(879)

Total net effect of derivatives and hedging activities	$(48,609)	$(78,417)	$(1,415)	$42,122	$(148)	$(86,467)

	For the Nine Months Ended September 30, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,213)	$—	$(1,301)	$(2,819)	$(5,333)
Losses on designated fair-value hedges	(866)	(6,627)	—	(1,662)	(9,155)
Net interest settlements on derivatives	(35,971)	(49,918)	—	17,621	(68,268)
Total net interest income	(38,050)	(56,545)	(1,301)	13,140	(82,756)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(787)	—	—	—	(787)
Mortgage delivery commitments	—	—	979	—	979
Net (losses) gains on derivatives and hedging activities	(787)	—	979	—	192

Total net effect of derivatives and hedging activities	$(38,837)	$(56,545)	$(322)	$13,140	$(82,564)
_____________________

(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.

Economically Hedged Trading Securities

We maintain a portfolio of economically hedged trading securities consisting of U.S Treasury obligations, which totaled $1.8 billion at September 30, 2021. Because these securities are not designated in qualifying fair-value hedge relationships, the income statement impacts of the economic hedge relationships appear within multiple line items of our income statement. Table 6 presents the net impact to our earnings arising from these economically hedged trading securities.

Table 6 - Economically Hedged Trading Securities (1)
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Net interest settlements on trading securities	$11,471	$23,161	$43,739	$62,165

Net unrealized (losses) gains on trading securities	(11,091)	(19,657)	(40,568)	7,955

Net gains (losses) on derivatives and hedging activities
Net interest settlements on derivatives	(3,654)	(11,038)	(16,432)	(25,280)
Change in fair value of derivatives	3,599	12,962	16,515	(27,104)
Price alignment interest (2)	2	14	8	97
Total net impact of economically hedged trading securities	$327	$5,442	$3,262	$17,833
_____________________
(1)    Includes only trading securities that are economically hedged with an associated derivative.
(2)    Represents the amount for derivatives for which variation margin, or payments made for the changes in the market value of the transaction, is characterized as a daily settlement amount.

FINANCIAL CONDITION

Advances

At September 30, 2021, the advances portfolio totaled $14.1 billion, a decrease of $4.8 billion compared with $18.8 billion at December 31, 2020. The demand for advances experienced further reduction during the quarter, as member deposit levels continued to be elevated.

Table 7 - Advances Outstanding by Product Type
(dollars in thousands)

	September 30, 2021		December 31, 2020
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$7,887,675	56.3%	$9,839,714	52.6%
Putable	1,741,425	12.4	1,874,925	10.0
Short-term	1,656,196	11.8	4,180,412	22.3
Amortizing	602,712	4.3	667,506	3.6
Overnight	79,095	0.6	170,045	0.9
All other fixed-rate advances	10,000	0.1	10,000	0.1
	11,977,103	85.5	16,742,602	89.5

Variable-rate advances
Simple variable (1)	2,028,875	14.4	1,906,575	10.2
All other variable-rate indexed advances	9,597	0.1	55,335	0.3
	2,038,472	14.5	1,961,910	10.5
Total par value	$14,015,575	100.0%	$18,704,512	100.0%
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

Table 8 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of September 30, 2021
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	206	$9,061,776	$93,030,588	1,026.6%
Category-2	13	355,592	919,799	258.7
Category-3	13	235,812	419,976	178.1
Insurance companies	24	4,362,395	6,042,518	138.5
Total	256	$14,015,575	$100,412,881	716.4%

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

We have not recorded any allowance for credit losses on advances at September 30, 2021, and December 31, 2020, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 4 — Advances.

Table 9 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	September 30, 2021
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$2,100,000	15.0%	1.81%
Voya Retirement Insurance and Annuity Company	825,000	5.9	0.47
Salem Five Cents Savings Bank	580,401	4.1	0.27
People's United Bank, National Association	569,812	4.1	0.37
East Boston Savings Bank	560,625	4.0	2.44
Total of top five advance-borrowing institutions	$4,635,838	33.1%

	December 31, 2020
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,680,000	9.0%	1.90%
Voya Retirement Insurance and Annuity Company	795,000	4.3	0.53
Metropolitan Property & Casualty Insurance Company	700,000	3.7	0.38
Salem Five Cents Savings Bank	620,316	3.3	0.30
East Boston Savings Bank	610,625	3.3	2.33
Total of top five advance-borrowing institutions	$4,405,941	23.6%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2021, investment securities and short-term money-market instruments totaled $16.4 billion, an increase from $13.3 billion at December 31, 2020.

Short-term money-market investments decreased $961.0 million to $2.3 billion at September 30, 2021, compared with December 31, 2020. The decrease was attributable to a $412.0 million decrease in federal funds sold, a $299.0 million decrease in interest bearing deposits, and a $250.0 million decrease in securities purchased under agreement to resell.

Investment securities increased $4.0 billion to $14.1 billion at September 30, 2021, compared with December 31, 2020. This was attributable to increases of $2.5 billion in U.S. Treasury obligations and $1.6 billion in MBS.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning one year and under to maturity and currently only consisting of overnight risk) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. All of these placements currently either expire within one day or are payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2020 Annual Report for additional information.

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

Table 10 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of September 30, 2021
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$149	$—	$—
Securities purchased under agreements to resell	—	—	500,000	—
Federal funds sold	—	340,000	1,508,000	—
Total money-market instruments	—	340,149	2,008,000	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	6,143,821	—	—
Corporate bonds	—	—	—	1,524
U.S. government-owned corporations	—	304,506	—	—
GSE	—	126,308	—	—
Supranational institutions	411,601	—	—	—
HFA securities	44,765	29,077	—	—
Total non-MBS	456,366	6,603,712	—	1,524

MBS:
U.S. government guaranteed - single-family	—	29,725	—	—
U.S. government guaranteed - multifamily	—	453,891	—	—
GSE – single-family	—	1,383,149	—	—
GSE – multifamily	—	5,127,908	—	—
Total MBS	—	6,994,673	—	—

Total investment securities	456,366	13,598,385	—	1,524

Total investments	$456,366	$13,938,534	$2,008,000	$1,524
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2021. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, we may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties based on a percentage of regulatory capital and an internal credit rating determined by each FHLBank. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2020 Annual Report for additional information. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. From time to time, we may establish internal credit limits lower than permitted by regulation for individual counterparties.

Table 11 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	September 30, 2021	December 31, 2020
Interest bearing deposits	$149	$299,149
Federal funds sold	1,848,000	2,260,000
Supranational institutions	411,601	430,069
U.S. government-owned corporations	304,506	322,061
GSEs	126,308	134,992

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2020 Annual Report.

As of September 30, 2021, our mortgage loan investment portfolio totaled $3.3 billion, a decrease of $646.3 million from December 31, 2020. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. In addition, prepayment activity in the three months ended September 30, 2021, has been elevated and has outpaced our purchases of mortgage loans, a trend we expect to continue through 2021. For additional information on our investments in mortgage loans, see Legislative and Regulatory Developments.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2020 Annual Report. For information on the credit performance of our mortgage loan portfolio as of September 30, 2021, see Item I — Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 12.

Table 12 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2021	December 31, 2020
Massachusetts	63%	62%
Maine	10	10
Connecticut	8	8
All others	19	20
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 13 - Delinquent Mortgage Loans
(dollars in thousands)

	September 30, 2021	December 31, 2020
Total par value of government loans past due 90 days or more and still accruing interest	$5,342	$5,472
Nonaccrual loans, par value	25,467	74,348
Troubled debt restructurings (not included above)	5,567	6,095

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of September 30, 2021, we were the beneficiary of PMI coverage of $114.9 million on $299.1 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $356.3 million and $161.2 million as of September 30, 2021, and December 31, 2020, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $21.4 million and $24.1 million as of September 30, 2021, and December 31, 2020, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2021, and December 31, 2020. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 14 - Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			September 30, 2021		December 31, 2020
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$3,631,110	$(5,665)	$4,532,123	$(21,870)
	Swaps	Economic	644,800	(29,171)	670,300	(44,466)
Total associated with advances			4,275,910	(34,836)	5,202,423	(66,336)
Available-for-sale securities	Swaps	Fair value	9,856,041	48,102	3,735,362	33,751
Trading securities	Swaps	Economic	1,750,000	11,834	3,550,000	19,669
COs	Swaps	Fair value	11,722,220	(68,936)	1,692,990	(3,443)
	Swaps	Economic	75,000	(296)	—	—
	Forward starting swaps	Cash Flow	1,391,000	(376)	17,000	(14)
Total associated with COs			13,188,220	(69,608)	1,709,990	(3,457)
Balance Sheet	Swaps	Economic	—	—	1,316,522	29
Total			29,070,171	(44,508)	15,514,297	(16,344)
CO bond firm commitments			75,000	296	—	—
Mortgage delivery commitments			8,019	31	28,386	220
Total derivatives			$29,153,190	(44,181)	$15,542,683	(16,124)
Accrued interest				(60,925)		(62,464)
Cash collateral, including related accrued interest				439,966		215,764
Net derivatives				$334,860		$137,176

Derivative asset				$356,261		$161,238
Derivative liability				(21,401)		(24,062)
Net derivatives				$334,860		$137,176
 _______________________
(1)    As of September 30, 2021, and December 31, 2020, embedded derivatives separated from certain advance contracts with notional amounts of $644.8 million and $670.3 million, respectively, and fair values of $29.2 million and $44.5 million, respectively, are not included in the table.
(2)    The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivatives hedging specific or nonspecific assets, liabilities, or firm commitments that do not qualify or were not documented as fair-value or cash-flow hedges but that are documented as serving a non-speculative use and are hedging strategies under our risk-management policy.

Tables 15 and 16 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $15.4 billion, representing 52.7 percent of all derivatives outstanding as of September 30, 2021. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 15 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity
(dollars in thousands)

	As of September 30, 2021
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Benchmark Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,041,275	$(6,307)	$1,041,275	$6,266	2.04%	0.10%	1.59%	0.55%
Due after one year through two years	409,300	(9,219)	409,300	9,175	2.15	0.11	1.74	0.52
Due after two years through three years	317,500	(9,380)	317,500	9,264	2.09	0.06	1.52	0.63
Due after three years through four years	958,425	(8,360)	958,425	8,338	1.38	0.06	0.65	0.79
Due after four years through five years	181,360	370	181,360	(366)	1.18	0.09	0.63	0.64
Thereafter	723,250	(4,330)	723,250	4,266	1.68	0.06	1.07	0.67
Total	$3,631,110	$(37,226)	$3,631,110	$36,943	1.77%	0.08%	1.20%	0.65%
_______________________
(1)    Not included in the fair value is $31.6 million of variation margin, or payments made for changes in the market value of the derivatives position, paid or received for daily settled contracts.
(2)    Included in the advances hedged amount are $1.1 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.
(3)    The benchmark fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2021.

Table 16 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity
(dollars in thousands)

	As of September 30, 2021
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Benchmark Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$442,220	$2,443	$442,220	$(2,444)	2.00%	2.02%	0.02%	0.00%
Due after one year through two years	325,000	1,003	325,000	(1,011)	0.47	0.43	0.06	0.10
Due after two years through three years	1,310,000	(2,400)	1,310,000	2,398	0.46	0.46	(0.01)	(0.01)
Due after three years through four years	1,789,000	(6,289)	1,789,000	6,268	0.60	0.58	0.01	0.03
Due after four years through five years	4,834,000	(21,502)	4,834,000	21,486	0.71	0.71	0.00	0.00
Thereafter	3,022,000	(44,064)	3,022,000	43,496	1.17	1.02	0.01	0.16
Total	$11,722,220	$(70,809)	$11,722,220	$70,193	0.82%	0.78%	0.01%	0.05%
_______________________
(1)    Not included in the fair value is $1.9 million of variation margin, or payments made for changes in the market value of the derivatives position, paid or received for daily settled contracts.
(2)    Included in the CO bonds hedged amount are $10.7 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.
(3)    The benchmark fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2021.

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

Table 17 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of September 30, 2021
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Interest-rate swaps
Uncleared derivatives - Single-A	$7,564,425	$(51,893)	$35,962	$18,565	$2,634
Cleared derivatives	16,377,746	(3,998)	358,627	—	354,629
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	23,942,171	(55,891)	394,589	18,565	357,263

CO bond firm commitments	75,000	296	—	—	296
Mortgage delivery commitments (2)	8,019	47	—	—	47
Total	$24,025,190	$(55,548)	$394,589	$18,565	$357,606

Derivative positions without credit exposure: (3)
Single-A	$5,118,000
Triple-B	10,000
Total derivative positions without credit exposure	$5,128,000
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

We worked with the other FHLBanks and the Office of Finance to transition our floating-rate note issuance from LIBOR. The Bank has participated in the FHLBank System’s issuances of SOFR-indexed COs as our funding needs require since the FHLBank System began issuing such COs in November 2018. Market activity in SOFR-indexed financial instruments continues to increase. During the nine months ended September 30, 2021, we issued $3.2 billion in SOFR-indexed COs. In October 2019, the Bank began to offer a SOFR-based advance. During the nine months ended September 30, 2021, we issued $5.3 billion in SOFR-indexed advances.

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

On November 30, 2020, the Federal Reserve, the Office of the Comptroller of the Currency (OCC), and the Federal Deposit Insurance Corporation (FDIC) issued a joint statement encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and no later than December 31, 2021. On March 5, 2021, the FCA announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation dates and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial Conduct Authority’s announcement on March 5, 2021, constitutes an index cessation event under the ISDA 2020 IBOR Fallbacks Protocol and the Supplement, and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement. See Legislative and Regulatory Developments for information on the 2021 ISDA Interest Rate Derivatives Definitions published by ISDA on June 11, 2021.

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

We have exposures to advances, investment securities and derivatives with interest rates indexed to U.S. dollar LIBOR. All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023. Table 18 presents our exposure to LIBOR-indexed advances, investment securities, and LIBOR-indexed derivatives, at September 30, 2021.

Table 18 - Financial Instruments with LIBOR Exposure at September 30, 2021
(dollars in thousands)

	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After September 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates in 2023, through June 30	Due/Terminates after June 30, 2023	Total
Assets with LIBOR exposure
Advances, par amount by redemption term(1)	$9,500	$—	$—	$—	$9,500
Investment securities, par amount by contractual maturity
Non-MBS	—	—	—	13,045	13,045
MBS(2)	—	6	—	760,646	760,652
Total investment securities	—	6	—	773,691	773,697
Total financial instruments	$9,500	$6	$—	$773,691	$783,197

LIBOR-indexed interest-rate swaps, notional amount
Receive leg
Cleared	$446,790	$59,625	$15,000	$25,750	$547,165
Uncleared	31,500	221,000	526,600	435,900	1,215,000
Total interest-rate swaps, receive leg	$478,290	$280,625	$541,600	$461,650	$1,762,165

Pay leg
Cleared	$145,000	$137,220	$—	$—	$282,220
Uncleared	160,000	—	—	—	160,000
Total interest-rate swaps, pay leg	$305,000	$137,220	$—	$—	$442,220
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

The following table presents our variable rate advances, investment securities, and CO bonds by interest-rate index at September 30, 2021.

Table 19 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$9,500	$13,045	$760,652	$—
SOFR	795,000	—	869,899	4,903,000
FHLBank discount note auction rate	1,233,972	—	—	—
Constant Maturity Treasury	—	—	47,008	—
Other	—	—	101	—
Total	$2,038,472	$13,045	$1,677,660	$4,903,000

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

We may not be able to predict future trends in member credit needs because they are driven by complex interactions among a number of factors, including members' asset growth or reductions, deposit growth or reductions, and the attractiveness of advances compared to other wholesale borrowing alternatives. We regularly monitor current trends and anticipate future debt issuance needs and maintain a portfolio of highly liquid assets in an effort to be prepared to fund our members' credit needs and our investment opportunities. We are generally able to expand our CO debt issuance in response to our members' increased credit needs for advances and to increase our acquisitions of mortgage loans. Alternatively, in response to reduced member credit needs, we may allow our COs to mature without replacement, transfer debt to another FHLBank, or repurchase and retire outstanding COs, or redeem callable COs on eligible redemption dates, allowing our balance sheet to shrink.

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short-, and intermediate-term financial instruments.

During the nine months ended September 30, 2021, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. As we entered March 2020, markets were disrupted by uncertainty surrounding the COVID-19 pandemic, spurring two FOMC actions to reduce the federal funds target rate by a total of 150 basis points. At that time, our short-term funding was generally driven by increased member demand for advances and was achieved primarily through the issuance of discount notes and short-term CO bonds. We maintained liquidity through short-term investments and U.S. Treasury securities in compliance with guidance from the FHFA. Maintaining liquidity on our balance sheet, however, can expose us to additional interest-rate risk, which could reduce net interest income when interest rates decline, as was the case during the second and third quarters of 2020, during which a substantial amount of short-term debt issued prior to the FOMC’s combined 150 basis point rate cuts in March 2020 remained outstanding through May 2020, resulting in sharp, temporary margin compression.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2021.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the nine months ended September 30, 2021.

Table 20 - Projected Net Cash Flow
(dollars in thousands)

As of September 30, 2021
21 Days
Uses of funds
Interest payable	$27,973
Maturing or projected calls of liabilities	2,346,000
Committed asset settlements	22,565
Capital outflow	33,031
MPF delivery commitments	8,019
Other	3,054
Gross uses of funds	2,440,642

Sources of funds
Interest receivable	37,413
Maturing or projected amortization of assets	3,823,720
Committed liability settlements	452,000
Cash and due from banks and interest bearing deposits	205,211
Gross sources of funds	4,518,344

Projected net cash flow	$2,077,702

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

We were in compliance with these additional liquidity requirements at all times during the nine months ended September 30, 2021.

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

Additionally, the Bank is exposed to refinancing risk since, over certain time horizons, it has more liabilities than assets maturing. In order to manage the Bank’s refinancing risk, we maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected mortgage-related prepayment activity. We measure this difference, or gap, as a percentage of total assets under two different measurement horizons - three months and one year. In conformity with the provisions of the Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 21 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average September 30, 2021	Three-Month Average December 31, 2020
3-month Funding Gap	15%	13%	0.5%	(0.9)%
1-year Funding Gap	30%	25%	5.7%	9.8%
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

Debt Financing — Consolidated Obligations

At September 30, 2021, and December 31, 2020, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $30.7 billion and $34.3 billion, respectively. CO bonds outstanding for which we are primarily liable at September 30, 2021, and December 31, 2020, include issued callable bonds totaling $10.7 billion and $1.7 billion, respectively.

CO discount notes comprised 18.1 percent and 37.5 percent of the outstanding COs for which we are primarily liable at September 30, 2021, and December 31, 2020, respectively, but accounted for 93.1 percent and 88.5 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2021 and 2020, respectively.

Overall, we continued to experience strong demand for COs among investors. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. For most of the period covered by this report, COs were issued at yields that were historically competitive versus those of comparable-term U.S. Treasury securities. COs continue to be issued at yields that are at or lower than LIBOR and SOFR for comparable short-term maturities, although the relevance of LIBOR in relation to COs is waning. However, periodic threats of Congressional failure to raise the U.S. Treasury debt ceiling raise the potential for defaults on U.S. Treasury debt, which could have impacts on demand for and pricing of CO debt.

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

Capital

Total capital at September 30, 2021, was $2.6 billion compared with $2.8 billion at year-end 2020.

Capital stock decreased by $239.0 million during the nine months ended September 30, 2021, resulting from capital stock repurchases of $376.1 million offset by the issuance of $147.2 million of capital stock.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2021, as discussed in Item 1 — Notes to the Financial Statements — Note 10 — Capital.

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

Table 22 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	September 30, 2021	December 31, 2020
Past redemption date (1)	$3,138	$5,558
Due in one year or less	92	—
Due after one year through two years	20	93
Due after two years through three years	10	40
Due after three years through four years	435	—
Due after four years through five years	10,195	581
Thereafter (2)	—	10
Total	$13,890	$6,282
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

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 28, 2021, the Director of the FHFA notified us that, based on financial information as of June 30, 2021, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to ensure capital adequacy, reflected in our internal minimum capital requirement, which exceeds regulatory requirements, our minimum retained earnings target, and limitations on our dividends.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model

(together, our internal minimum capital requirement). As of September 30, 2021, this internal minimum capital requirement equaled $1.8 billion, which was satisfied by our actual regulatory capital of $2.6 billion.

Minimum Retained Earnings Target

At September 30, 2021, we had total retained earnings of $1.5 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 23 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2021	$436,160	$572,855	$1,009,036	$1,042,067	$33,031
December 31, 2020	420,238	762,379	1,182,638	1,273,454	90,816
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

Restricted Retained Earnings

At September 30, 2021, our restricted retained earnings amount was $368.4 million, which exceeds the required contribution to the restricted retained earnings account of $319.8 million. Accordingly, no allocation of net income was made to restricted retained earnings in the third quarter of 2021 and no further allocations of net income into restricted retained earnings are required until such time as the contribution requirement exceeds the balance of restricted retained earnings.

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

As of September 30, 2021, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

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

FHLBank Membership. On September 9, 2021, the FHFA published a Supervisory Letter on FHLBank Membership Issues covering five issues, including (1) Requirements for De Novo Community Development Financial Institutions, (2) Automatic Transfer of Membership, (3) Large Non-Member Institution Merging with a Small Member, (4) Applicant’s Compliance with “Financial Condition” Requirement, and (5) Definition of Insurance Company. The Bank continues to evaluate the Supervisory Letter and its effect on Bank membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances. On October 4, 2021, the FHFA published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of FHFA regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances or letters of credit. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation becomes effective December 13, 2021.

Although we do not currently expect the Regulatory Interpretation to have a material impact on our financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement. On July 9, 2021, the FHFA published a Policy Statement on Fair Lending to communicate the FHFA’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. The Policy Statement became effective on the date of publication.

On August 12, 2021, the FHFA and the U.S. Department of Housing and Urban Development announced they had entered into a Memorandum of Understanding regarding fair housing and fair lending enforcement. Under the Memorandum of Understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the Federal Home Loan Banks.

The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement. On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement, which could impact participating member financial institutions (PFIs) that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the Preferred Stock Purchase Agreement, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the Preferred Stock Purchase Agreement amendment, which was to take effect January 1, 2022, the FHFA (acting as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on recent volumes for the MPF Xtra product program, the Preferred Stock Purchase Agreement amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the FHFA and the U.S. Treasury suspended certain provisions of the Preferred Stock Purchase Agreement, including limits on Fannie Mae’s cash window purchases until at least September 14, 2022.

Although we do not currently expect the cash window limits to have a material impact on our financial condition or results of operations, when effective, these limits may negatively impact the volume of loans that PFIs are able to sell through the MPF Program.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

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

Other Legislative Matters

Affordable Housing and Community Investment. As previously disclosed, Congress continues to consider a legislative proposal, recently as part of the reconciliation process, that, if enacted, would require the FHLBanks to increase the percentage of their annual net earnings devoted to their affordable housing programs over the amount that is currently required by law. The Bank continues to monitor the proposal.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at September 30, 2021, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $8.4 billion, compared with $10.0 billion at December 31, 2020);
•the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at September 30, 2021, and December 31, 2020, fixed-rate callable debt not hedged by interest-rate swaps amounted to $555.0 million and $1.2 billion, respectively);
•the issuance of CO bonds together with interest-rate swaps (either cleared if no optionality or uncleared if containing optionality) that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $11.2 billion, or 44.6 percent of our total outstanding CO bonds at September 30, 2021, compared with $1.7 billion, or 7.9 percent of total outstanding CO bonds, at December 31, 2020);
•the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $4.3 billion, or 30.5 percent of our total outstanding advances at September 30, 2021, compared with $5.2 billion, or 27.8 percent of total outstanding advances, at December 31, 2020);
•the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $9.9 billion, or 83.5 percent of our total outstanding available-for-sale securities at September 30, 2021, compared with $3.7 billion, or 66.9 percent of total outstanding available-for-sale securities, at December 31, 2020);
•contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and
•the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at September 30, 2021, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $1.4 billion compared to $17.0 million at December 31, 2020).

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

MVE and, in particular, the ratio of MVE to the book value of equity (BVE), is a measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, these valuations may not be fully representative of future realized prices. Valuations are based on market curves and prices of individual assets, liabilities, and derivatives, and therefore embed elements of option, credit, and liquidity risk which may not be representative of future net income to be earned from the spread between asset yields and funding costs. Further, MVE does not consider future new business activities, or income or expense derived from sources other than financial assets or liabilities. For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive income.

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

Table 24 - Interest-Rate / Market-Rate Risk Metrics

	September 30, 2021	December 31, 2020	Target, Limit or Management Action Trigger
MVE	$2.5 billion	$2.7 billion	None
MVE/BVE	96%	96%	None
MVE/Par Stock	240%	210%	Maintain above 130% (management action trigger) with a floor of 125%
Economic Capital Ratio	7.2%	6.8%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR(1)	N/A	$204.0 million	Maintain below $350.0 million (management action trigger)
	8.9% of MVE	N/A	Maintain below 12 percent of MVE (management action trigger)
Duration of Equity (2)(3)	+2.30	+1.61	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (2)(4)
Down 200 basis point parallel rate shock	2.4%	1.8%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(7.3)%	(6.0)%
Duration Gap (2)(5)	+1.98 months	+1.32 months	None
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
(2)    Metrics for measuring against the management action triggers and limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent.
(3)    Using the methodology which constrains interest rates to a minimum of zero percent, duration of equity is +3.93 years as of September 30, 2021, and +5.47 years as of December 31, 2020.
(4)    Using the methodology which constrains interest rates to a minimum of zero percent, MVE sensitivity in a down 200 basis point parallel rate shock is +12.2 percent as of September 30, 2021, and +7.8 percent as of December 31, 2020, and MVE sensitivity in an up 200 basis point parallel rate shock is (7.3) percent as of September 30, 2021, and (6.1) percent as of December 31, 2020.
(5)    Using the methodology which constrains interest rates to a minimum of zero percent, duration gap is +3.38 months as of September 30, 2021, and +4.49 months as of December 31, 2020.

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

Under the guidance, the interest-rate and market price scenarios that we incorporate into our internal market risk model are satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in the guidance; (3) the scenarios encompass shocks to interest-rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to OAS. Our VaR model results reported as of September 30, 2021, satisfy all of these requirements by utilizing interest rate, volatility and OAS shocks provided by the FHFA.

The table below presents the VaR estimate as of September 30, 2021, and December 31, 2020, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 25 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2021		December 31, 2020
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	3.43%	$85.8	1.52%	$40.5
75%	5.45	136.2	3.17	84.7
95%	7.87	196.6	5.31	141.6
99%	8.62	215.3	6.94	185.4

Average of five worst scenarios - as of period end	8.91	222.7	7.64	204.0
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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/ – 200 basis points. The results of this analysis for September 30, 2021, showed in the base case our ROCS was 366 basis points over SOFR, and in the worst case, the down

200 basis points scenario, our ROCS fell 96 basis points to 270 basis points over SOFR. Our ROCS spread to SOFR remained above the management action trigger minimum during the second quarter of 2021.

Prior to the second quarter of 2021 the management action trigger was the projected return on regulatory capital (RORC) measured against the average yield on SOFR over a twelve-month horizon in a variety of interest-rate shock scenarios. Prior to the first quarter of 2021, the management action trigger for RORC was measured against the average yield on three-month LIBOR over a twelve-month horizon in a variety of interest-rate shock scenarios. For December 31, 2020, the results of this analysis showed in the base case our RORC was 122 basis points over three-month LIBOR, and in the worst case, the up 300 basis point scenario, our RORC fell 201 basis points to 79 basis points below three-month LIBOR.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 26 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	September 30, 2021
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,810	$2,803	$2,619	$2,499	$2,423	$2,316	$2,199
Percent change in MVE from base	12.4%	12.2%	4.8%	—%	(3.0)%	(7.3)%	(12.0)%
MVE/BVE	108%	107%	100%	96%	93%	89%	84%
MVE/Par Stock	270%	269%	251%	240%	233%	222%	211%
Duration of Equity	0.00 years	+4.15 years	+4.93 years	+ 3.93 years	+3.94 years	+4.84 years	+5.39 years
Return on Capital Stock less SOFR	2.70%	2.70%	2.86%	3.66%	3.62%	3.12%	2.65%
Net income percent change from base	(27.46)%	(27.38)%	(23.32)%	—%	25.59%	38.88%	53.22%

	December 31, 2020
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,868	$2,878	$2,860	$2,669	$2,603	$2,507	$2,387
Percent change in MVE from base	7.5%	7.8%	7.2%	—%	(2.5)%	(6.1)%	(10.6)%
MVE/BVE	103%	103%	103%	96%	93%	90%	86%
MVE/Par Stock	225%	226%	225%	210%	204%	197%	187%
Duration of Equity	-0.22 years	-0.49 years	+3.68 years	+5.47 years	+3.07 years	+4.32 years	+4.86 years
Return on Regulatory Capital less 3-month LIBOR	1.22%	1.22%	1.23%	1.22%	0.58%	(0.09)%	(0.79)%
Net income percent change from base	(13.15)%	(13.04)%	(12.03)%	—%	24.29%	46.71%	67.07%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of September 30, 2021. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As noted in Part I – Item 3 – Legal Proceedings in the 2020 Annual Report, in November 2020, we resolved our claims against the remaining defendants in our private-label MBS litigation that were pending in Massachusetts District Court. We continue to pursue related litigation against Moody’s Investors Service, Inc. and Moody’s Corporation in the New York Supreme Court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	Employment Agreement between Timothy J. Barrett and the Federal Home Loan Bank of Boston dated October 21, 2021 *	Exhibit 10.1 to the 8-K filed October 25, 2021
10.2	Consulting Agreement between Edward A. Hjerpe III and the Federal Home Loan Bank of Boston dated October 21, 2021 *	Filed within this Form 10-Q
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 10, 2021	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 10, 2021	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer